Form 10-K
period 2013-06-30
NEWS CORP
filed 2013-09-20
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-35769

NEWS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2950970
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Avenue of the Americas, New York, New York	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 416-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Class A Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
Class B Common Stock, par value $0.01 per share	The NASDAQ Global Select Market
Class A Preferred Stock Purchase Rights	The NASDAQ Global Select Market
Class B Preferred Stock Purchase Rights	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The registrant’s Class A Common Stock and Class B Common Stock were not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of September 10, 2013, 379,191,559 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

BACKGROUND

The Separation

News Corporation, a Delaware corporation, was originally formed on December 11, 2012 as New Newscorp LLC to hold certain businesses of its former parent company, Twenty-First Century Fox, Inc. (formerly named News Corporation) (“21st Century Fox”), consisting of newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “Annual Report”) to the “Company,” “News Corp,” “we,” “us,” or “our” means News Corporation and its subsidiaries. The Company was subsequently converted to New Newscorp Inc, a Delaware corporation, on June 11, 2013. On June 28, 2013 (the “Distribution Date”), the Company completed the separation of its businesses (the “Separation”) from 21st Century Fox. As of the effective time of the Separation, all of the outstanding shares of the Company were distributed to 21st Century Fox stockholders based on a distribution ratio of one share of Company Class A or Class B Common Stock for every four shares of 21st Century Fox Class A or Class B Common Stock, respectively, held of record as of June 21, 2013. Following the Separation, the Company’s Class A and Class B Common Stock began trading independently on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A and Class B Common Stock also trade on the Australian Securities Exchange (“ASX”) under the trading symbols “NWSLV” and “NWS,” respectively. In connection with the Separation, the Company assumed the name “News Corporation.”

The Company

News Corp is a global diversified media and information services company focused on creating and distributing authoritative and engaging content to consumers and businesses throughout the English-speaking world, as well as increasingly in other countries across the globe. The Company is comprised of leading businesses across a range of media, including: news and information services, cable network programming in Australia, digital real estate services, book publishing, and pay-TV distribution in Australia, that are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal, Dow Jones, Herald Sun, The Sun, The Times, HarperCollins Publishers, FOX SPORTS Australia, realestate.com.au, and many others. The Company is also a rapidly developing provider of digital education content, assessment and delivery services. The Company’s commitment to premium content makes its properties a trusted source of news and information and a premier destination for consumers across various media. Many of these properties deliver broad reach and high audience engagement levels in their respective markets, making them attractive advertising vehicles for the Company’s advertising customers.

The Company delivers its premium content to consumers across numerous distribution platforms consisting not only of traditional print and television, but also through an expanding array of digital platforms including websites, electronic readers and applications for tablets and mobile devices. The Company is focused on pursuing integrated strategies across its businesses to continue to capitalize on the transition from print to digital consumption of high-quality content. The Company believes that the increasing availability of high-speed Internet access, electronic readers and connected mobile devices will allow it to continue to deliver its content in a more engaging, timely and personalized manner, provide opportunities to more effectively monetize its content via strong customer relationships and more compelling and engaging advertising solutions and reduce its physical production and distribution costs as it continues to shift to digital platforms.

The Company’s diversified revenue base consists of recurring subscriptions, circulation copies, licensing fees, affiliate fees and direct sales, as well as the sale of advertising and sponsorships. The Company manages its businesses to take advantage of opportunities to share technologies and practices across geographies and businesses and bundle selected offerings to provide greater value to consumers and advertising partners. Headquartered in New York, the Company operates primarily in North America, Australia and the U.K., and its content is distributed and consumed worldwide. The Company’s operations are organized into five reporting segments: (i) News and Information Services; (ii) Cable Network Programming; (iii) Digital Real Estate Services; (iv) Book Publishing; and (v) Other, which includes Amplify, the Company’s digital education business, the Company’s corporate Strategy and Creative Group, general corporate overhead expenses and costs related to the U.K. Newspaper Matters, as defined in “Item 1A. Risk Factors.” The Company also owns a 50% stake in Foxtel, which is accounted for as an equity investment.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. All references to June 30, 2013, June 30, 2012 and June 30, 2011 relate to the 12-month periods ended June 30, 2013, July 1, 2012 and July 3, 2011, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 416-3400. More information regarding the Company is or will be available on its website at www.newscorp.com, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are or will be available free of charge, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Special Note Regarding Forward-Looking Statements

This document and any documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the Consolidated and Combined Financial Statements of News Corporation (the “Financial Statements”) and related notes set forth elsewhere in this Annual Report. The Company believes that the assumptions underlying the Financial Statements are reasonable. However, the Financial Statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what they would have been had the Company been a separate, stand-alone company during the periods presented.

BUSINESS OVERVIEW

The Company’s five reporting segments are described below. In addition, the Company owns a 50% stake in Foxtel, which is accounted for as an equity investment. For financial information regarding the Company’s segments and operations in geographic areas, see Note 16 to the Company’s Consolidated and Combined Financial Statements.

For the year ended June 30, 2013
	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$6,731	$795
Cable Network Programming(a)	324	63
Digital Real Estate Services	345	168
Book Publishing	1,369	142
Other	122	(480)

Total	$8,891	$688

(a)

As a result of the acquisition of Consolidated Media Holdings Ltd. (“CMH”), the Company’s ownership interest in FOX SPORTS Australia increased to 100% and accordingly, the results of FOX SPORTS Australia have been included in a new Cable Network Programming segment since November 2012.

News and Information Services

The Company’s News and Information Services segment consists of Dow Jones, News Corp Australia (which includes News Limited and its subsidiaries), News UK (formerly known as News International), the New York Post and News America Marketing. The News and Information Services segment generates revenue primarily through print and digital advertising sales and through circulation and subscriptions to its print and digital products.

Dow Jones

Dow Jones is a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, electronic readers, mobile applications, newsletters, magazines, proprietary databases, conferences, radio and video. Dow Jones offers products targeting individual consumer and enterprise customers, including The Wall Street Journal, DJX, Dow Jones Newswires, Factiva, Barron’s and MarketWatch, and its revenue is diversified across business-to-consumer and business-to-business subscriptions, advertising, and licensing fees for its print and digital products.

Through its premier brands and authoritative journalism, Dow Jones products targeting individual consumers provide insights, research and understanding that customers need in order to be informed and make educated financial decisions. With a focus on the financial markets, investing and other professional services, many of these products offer advertisers an attractive customer demographic. Products targeting consumers include the following:

•

The Wall Street Journal (WSJ). The Wall Street Journal, the Dow Jones flagship product, is available in print, online at WSJ.com, and across multiple mobile, electronic reader and tablet devices, and covers business developments and trends, national and international news along with analysis, economics, financial markets, investing, opinion, lifestyle, culture and sports. The Wall Street Journal is the leading circulation daily newspaper in the U.S., with total average print and digital circulation of 2,378,827 for the six months ended March 31, 2013 based on Alliance for Audited Media (“AAM”) data. WSJ is printed at plants located around the U.S., including nine owned by the Company. WSJ sells regional advertising in three major U.S. regional editions (Eastern, Central and Western) and 21 smaller sub-

regional editions. WSJ.com, which offers both free and premium content, averaged more than 69 million visits per month for the year ended June 30, 2013 according to Adobe Omniture, and includes local language editions in Chinese, Japanese, German, Spanish, Portuguese, Bahasa, Turkish and Korean. Print and digital products under the WSJ brand include:

Print: The Wall Street Journal (including its Asia and Europe editions), The Wall Street Journal Sunday, and WSJ.Magazine.

Digital: WSJ.com (includes Risk & Compliance Journal, CIO Journal and CFO Journal), WSJ.com international sites (asia.WSJ.com, Europe.WSJ.com, WSJ.de (Germany), cn.WSJ.com (China), jp.WSJ.com (Japan), kr.wsj.com (Korea), indo.wsj.com (Indonesia), india.wsj.com, wsj.com.tr (Turkey) and Latin American and Brazil local language editions available through WSJ.com).

Video: WSJ Live (live and on-demand news online through WSJ.com and other platforms including Internet-connected TV and set-top boxes).

•

Barron’s. Barron’s is available in print, online at Barrons.com, and on electronic reader and mobile devices, and delivers news, analysis, investigative reporting, company profiles and insightful statistics for investors and others interested in the investment world. Print and digital products under the Barron’s brand include:

Print: Barron’s (weekly magazine with an average paid weekly circulation of 305,513 for the six months ended June 30, 2013 based on AAM data).

Digital: Barrons.com (offers both free and premium content providing in-depth analysis and commentary on the markets, updated every business day online, along with alerts and tools) and Barron’s iPad application (paid application which resembles the website). Barrons.com had over 170,000 paid subscribers on average for the year ended June 30, 2013.

•

The Wall Street Journal Digital Network. WSJDN comprises business and financial news websites and mobile applications. WSJDN had more than 1.3 million paid subscribers on average for the year ended June 30, 2013 and, during that same period, averaged more than 137 million visits per month with more than 523 million page views per month according to Adobe Omniture. In addition to WSJ.com and Barrons.com, discussed above, WSJDN includes MarketWatch, AllThingsD and related services.

Marketwatch.com. Marketwatch.com is an investing and financial news website targeting active investors. It also provides real-time commentary and investment tools and data. Products include an iPad application (paid application), MarketWatch Mobile (free iPhone application and mobile site), MarketWatch Premium Newsletter (paid newsletter on a variety of investing topics), Big Charts (free investment charting website) and Virtual Stock Exchange (free stock simulation game through the website). MarketWatch.com averaged more than 37 million visits per month for the year ended June 30, 2013 according to Adobe Omniture.

AllThingsD.com. AllThingsD.com is a personal technology site that features breaking technology news, in-depth coverage of Silicon Valley and the media industry, and product reviews and analysis.

•

Dow Jones Local Media. In September 2013, the Company sold the Dow Jones Local Media Group, which operates eight daily and 15 weekly newspapers in seven states, to an affiliate of Fortress Investment Group.

Dow Jones Institutional products, which target enterprise customers, combine news and information with technology and tools that inform decisions and aid awareness, research and understanding. These products are designed to be integral to the success of Dow Jones’ enterprise customers, and Dow Jones expects to sustain strong retention rates by providing high levels of service and continued innovation through news, data and tools that meet its customers’ specific needs. These products include the following:

•

DJX. DJX was launched in April 2013 as a bundle of underlying products, including Factiva, Dow Jones Newswires (including the new DJ Dominant wire), certain Private Markets products (e.g., VentureSource, LP Source), certain Risk & Compliance products, WSJ.com and Barrons.com. Over the coming year, Dow Jones intends to begin consolidating the content within these products such that DJX is no longer a bundle of products, but instead, offers one unified product experience. DJX represents a change in Dow Jones’ institutional business strategy, particularly with respect to the enterprise market. In the future, Dow Jones expects that some of the individual products within DJX will no longer generally be available separately for sale or renewal, including the main Factiva product, the DJ Dominant wire, VentureSource, LP Source and Risk & Compliance – Risk Database Research. Certain products such as Dow Jones Newswires (other than DJ Dominant), the feeds associated with Factiva (but not the main Factiva product), WSJ.com and Barrons.com are expected to remain available for sale separately. More information on Factiva, Dow Jones Newswires, Private Markets products and Risk & Compliance products is provided below:

Factiva. Factiva is a leading provider of global business content, built on an archive of important, original publishing sources. This combination of business news and information, plus sophisticated tools, helps professionals find, monitor, interpret and share essential information. As of June 30, 2013, there were approximately 1.1 million activated Factiva users, including both institutional and individual accounts. Many of the institutional accounts have multiple individual users. Factiva offers content from over 32,000 global news and information sources from nearly 200 countries and in 28 languages. Thousands of Factiva’s sources are not available for free on the Internet and more than 3,800 sources make information available via Factiva on or before the date of publication by the source. Factiva leverages complex metadata extraction and text-mining to help its customers build precise searches and alerts to access and monitor this data.

Dow Jones Newswires. Dow Jones Newswires distributes real-time business news, information, analysis, commentary and statistical data to financial professionals and investors worldwide. It publishes, on average, over 19,000 news items in 13 languages each day via terminals and trading platforms reaching hundreds of thousands of financial professionals. This content also reaches millions of individual investors via customer portals and intranets of brokerage and trading firms, as well as digital media publishers. DJ Dominant is a new newswire feature that delivers certain exclusive news and analysis from Dow Jones journalists to DJX users before subscribers to other Dow Jones newswires and products.

Private Markets. Dow Jones Private Markets products provide news and comprehensive data on venture and private-equity backed private companies, and their investors, to help venture capitalists, financial professionals and other service providers identify deal and partnership opportunities, perform comprehensive due diligence and examine trends in venture capital investment, fund-raising and liquidity. Products include VentureSource, LP Source, VentureWire, Private Equity Analyst and LBO Wire.

Risk & Compliance. Dow Jones Risk & Compliance products provide data solutions for customers focused on anti-corruption, anti-money laundering and monitoring embargo and sanction lists. Dow Jones’ solutions allow customers to filter their business transactions against its data to identify regulatory, corporate and reputational risk, and request follow-up due diligence reports. Products include Dow Jones Watchlist, Dow Jones Anti-Corruption, Dow Jones Sanction Alert and Dow Jones Due Diligence.

News Corp Australia

News Corp Australia is one of the leading news and information providers in Australia by readership and circulation, owning over 120 newspapers covering a national, regional and suburban footprint. As of June 30, 2013, its daily, Sunday, weekly and bi-weekly newspapers accounted for more than 59% of the total circulation of newspapers in Australia, and during the year ended June 30, 2013, its Sunday newspaper network was read by approximately 4.8 million Australians on average every week. In addition, its digital mastheads and other websites are among the leading digital properties in Australia based on monthly site visits. News Corp Australia’s news portfolio includes:

•

The Australian and The Weekend Australian (National). The Australian is published Monday through Friday, and The Weekend Australian is published on Saturday. Based on Audit Bureau of Circulations (“ABC”) data, average daily paid circulation for the year ended June 30, 2013 was approximately 121,000 for The Australian and 266,000 for The Weekend Australian. In addition, The Australian and The Weekend Australian had a total unduplicated print and digital audience of over 3.1 million for the month of June 2013 based on average monthly Enhanced Media Metrics Australia (“EMMA”) combined print, mobile and tablet audience data for the year ended June 30, 2013 and total unique website audience in June 2013 according to Nielsen monthly total audience ratings. The Company believes EMMA data, which incorporates more frequent sampling and combines both online and print usage into a single metric, more accurately and comprehensively reflects consumption of its publications.

•

The Daily Telegraph and The Sunday Telegraph (Sydney). The Daily Telegraph is published Monday through Saturday. Based on ABC data, average daily paid circulation for the year ended June 30, 2013 was approximately 320,000 for The Daily Telegraph and 575,000 for The Sunday Telegraph. In addition, The Daily Telegraph and The Sunday Telegraph had a total unduplicated print and digital audience of over 4.0 million for the month of June 2013 based on average monthly EMMA combined print, mobile and tablet audience data for the year ended June 30, 2013 and total unique website audience in June 2013 according to Nielsen monthly total audience ratings.

•

Herald Sun and Sunday Herald Sun (Melbourne). Herald Sun is published Monday through Saturday. Based on ABC data, average daily paid circulation for the year ended June 30, 2013 was approximately 438,000 for Herald Sun and 507,000 for Sunday Herald Sun. In addition, Herald Sun and Sunday Herald Sun had a total unduplicated print and digital audience of almost 4.1 million for the month of June 2013 based on average monthly EMMA combined print, mobile and tablet audience data for the year ended June 30, 2013 and total unique website audience in June 2013 according to Nielsen monthly total audience ratings.

•

The Courier Mail and The Sunday Mail (Brisbane). The Courier Mail is published Monday through Saturday. Based on ABC data, average daily paid circulation for the year ended June 30, 2013 was approximately 190,000 for The Courier Mail and 433,000 for The Sunday Mail. In addition, The Courier Mail and The Sunday Mail had a total unduplicated print and digital audience of over 2.8 million for the month of June 2013 based on average monthly EMMA combined print, mobile and tablet audience data for the year ended June 30, 2013 and total unique website audience in June 2013 according to Nielsen monthly total audience ratings.

•

The Advertiser and Sunday Mail (Adelaide). The Advertiser is published Monday through Saturday. Based on ABC data, average daily paid circulation for the year ended June 30, 2013 was approximately 172,000 for The Advertiser and 256,000 for Sunday Mail. In addition, The Advertiser and Sunday Mail had a total unduplicated print and digital audience of over 1.4 million for the month of June 2013 based on average monthly EMMA combined print, mobile and tablet audience data for the year ended June 30, 2013 and total unique website audience in June 2013 according to Nielsen monthly total audience ratings.

•

A large number of community newspapers in all major capitol cities, as well as leading regional publications in Cairns, Gold Coast, Townsville and Geelong and in the other capitol cities of Perth, Hobart and Darwin.

News Corp Australia has launched paid-for digital platforms for Herald Sun, Sunday Herald Sun, The Daily Telegraph (Perth), The Sunday Telegraph, The Courier Mail, The Sunday Mail, The Advertiser, Sunday Mail and the FOX SPORTS website, which are encompassed under News Corp Australia’s news+ digital product brand. News Corp Australia’s broad portfolio of digital properties also comprises a number of other premier assets, including leading general interest sites in Australia such as news.com.au, which provides business, entertainment, lifestyle, news and sports information, taste.com.au, a leading food and recipe site, and kidspot.com.au, a leading parenting website. Other digital media assets include a 50% stake in CareerOne.com.au (a joint venture with Monster.com), a 50% stake in carsguide.com.au (a joint venture with a consortium of leading car dealers), an 89.5% stake in the SportingPulse (which supplies a scheduling tool for sports organizations), and 100% of Business Spectator and Eureka Report (online business and investment news and commentary services).

News UK

News UK publishes The Sun, The Times and The Sunday Times, which are leading newspapers in the U.K. As of June 30, 2013, sales of these three titles accounted for approximately one-third of all national newspaper sales in the U.K. News UK’s newspapers (except some Saturday and Sunday supplements) are printed at News UK’s world-class printing facilities in England, Scotland and Ireland. In addition to revenue from the sale of advertising, circulation and subscriptions to its print and digital products, News UK also generates revenue by providing third party printing services through these facilities and is one of the largest contract printers in the U.K. In addition, News UK has developed a portfolio of highly complementary ancillary product offerings, including Sun Bingo, the U.K.’s largest online bingo platform, as well as newer products such as Sunday Times Driving, a digital classified offering, and The Times and The Sunday Times Whisky Club, which supplies premium products and accompanying editorial content.

•

The Sun. The Sun newspaper is published Monday through Saturday and on Sunday since February 2012. Based on National Readership Survey data for the six months ended June 30, 2013, The Sun is the most read national newspaper in the U.K., with an average issue readership of approximately 6,200,000 Monday through Saturday for The Sun and 5,500,000 for The Sun on Sunday. Average daily paid print circulation for the six months ended June 30, 2013 based on ABC data was approximately 2,228,000 for The Sun and 1,914,000 for The Sun on Sunday.

•

The Times. The Times newspaper is published Monday through Saturday with an average issue readership of approximately 1,200,000 for the six months ended June 30, 2013 based on National Readership Survey data. Average daily paid print circulation for the six months ended June 30, 2013 based on ABC data was approximately 396,000, consisting of approximately 153,000 paid print subscribers and approximately 243,000 circulation copies. As of June 30, 2013, The Times also had approximately 140,000 paid digital subscribers based on internal sources. News UK also publishes The Times Literary Supplement, a weekly literary review.

•

The Sunday Times. The Sunday Times is the leading broadsheet Sunday newspaper in the U.K. with an average issue readership of approximately 2,500,000 for the six months ended June 30, 2013 based on National Readership Survey data. Average daily paid print circulation for the six months ended June 30, 2013 based on ABC data was approximately 867,000, consisting of approximately 185,000 paid print subscribers and approximately 682,000 circulation copies. As of June 30, 2013, The Sunday Times also had approximately 135,000 paid digital subscribers based on internal sources.

News UK also distributes content through its digital platforms, including its websites, thesun.co.uk, thetimes.co.uk and thesundaytimes.co.uk, as well as mobile applications. In August 2013, News UK launched The Sun iPad edition and Sun+, the title’s new digital bundle, which delivers exclusive digital entertainment, including Barclay’s Premier League match clips and Sun+ perks, a collection of perks, downloads, offers and competitions. The Sun is the first tabloid newspaper to be fully paid-for across every platform. News UK continues to enhance its online and mobile offerings, including through its recent acquisition of the rights to show Football Association match clips across its digital platforms for four years, beginning in 2014.

New York Post

The New York Post (the “Post”) is the oldest continuously published daily newspaper in the U.S., with a focus on coverage of the New York metropolitan area. The print version of the Post is primarily distributed in New York and throughout the Northeast, as well as Florida and California. The Post provides a variety of general interest content ranging from breaking news to business analysis, and is known in particular for its comprehensive sports coverage, famous headlines and its iconic Page Six section, an authority on celebrity news. The Post’s digital platforms feature all the sections of the print version as well as continually updated breaking news and other content and extend the reach of the Post to a national audience. For the six months ended March 31, 2013, average weekday circulation, including digital editions, was 500,520. The Post is printed in a printing facility in the Bronx, New York and uses third party printers in its other markets in the U.S. The Company’s Community Newspaper Group also owns several local newspapers and other publications distributed in the New York metropolitan area.

News America Marketing (“NAM”)

NAM is a leading provider of coupon promotions, advertising programs, special offers and other direct consumer marketing solutions through a network of more than 1,700 publications, 50,000 retail stores and 400 partner sites including SmartSource.com as well as through the expanding audience for its app, SmartSource Xpress for iPad and iPhone. NAM offers direct consumer marketing solutions for companies that include consumer packaged goods manufacturers, financial services, pharmaceutical manufacturers, quick-service and casual restaurants, retailers and other marketers in the U.S. and Canada. NAM has developed broad, long-standing relationships with many well-known retailers and brands, including Procter & Gamble, General Mills, Kraft, GlaxoSmithKline, Walmart, Kroger, American Express, Target, Loblaws and DirectTV.

NAM’s marketing solutions are available via multiple distribution channels, including publications, in stores and online, primarily under the SmartSource brand name. NAM provides customers with “one-stop shopping” for their direct-to-consumer marketing needs through its three primary business areas:

•

Free-Standing Inserts: Free-standing inserts are multiple-page marketing booklets containing coupons, rebates and other consumer offers, which are distributed to consumers through insertion primarily into local Sunday publications. NAM is one of the two largest publishers of free-standing inserts in the U.S. Advertisers, primarily packaged goods companies, pay NAM to produce free-standing inserts where their offers are featured, often on an exclusive basis within their product category. NAM contracts with and pays newspaper publishers, among others, to include the free-standing inserts in their papers. NAM’s free-standing insert products, which are distributed under the SmartSource Magazine® brand, have a circulation of almost 74 million based on internal sources and are distributed 43 times a year.

•

In-Store Advertising and Merchandising: NAM is a leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers. NAM’s marketing products include: at-shelf advertising such as coupon, information and sample-dispensing machines, as well as floor and shopping cart advertising, among others, and are found in approximately 50,000 supermarkets, drug stores, dollar stores, office supply stores and mass merchandisers across North America. NAM also provides in-store merchandising services, including production and installation of instant-redeemable coupons, on-pack stickers, shipper assembly, display set-up and refilling, shelf management and new product cut-ins.

•

SmartSource Digital: SmartSource Digital manages NAM’s portfolio of database and electronic marketing solutions. The database marketing business, branded SmartSource Direct, provides direct-mail solutions via access to a national network of retailer frequent-shopper card databases offering information on the purchase behavior of more than 100 million cardholders. The SmartSource Savings Network, which includes SmartSource.com and SmartSource Xpress, encompasses all of NAM’s electronic couponing and sampling solutions accessed through the web, mobile and tablet-based programming.

NAM believes its programs have key advantages when compared to other marketing options available to packaged goods companies, retailers and other marketers. NAM offers cost-effective programs that reach a national audience of engaged consumers who are actively seeking coupons or discounts and who are at a critical moment in their purchase decision. By delivering an immediate incentive or brand message to shoppers as they are making brand decisions, NAM believes free-standing inserts and in-store advertising have an advantage over competing forms of mass media such as radio or television.

The Company’s News and Information Services products compete with a wide range of media businesses, including both print publications and digital media and information services.

The Company’s newspapers, magazines and digital publications compete for readership and advertising with local and national newspapers, web and application-based media, social media sources and other traditional media such as television, magazines, outdoor displays and radio. Competition for print and digital subscriptions is based on the news and editorial content, subscription pricing, cover price and, from time to time, various promotions. Competition for advertising is based upon advertisers’ judgments as to the most effective media for their advertising budgets, which is in turn based upon various factors including circulation volume, readership levels, audience demographics, advertising rates and advertising effectiveness results. In recent years, the newspaper industry has experienced difficulty increasing or maintaining circulation volume and revenue due to, among other factors, increased competition from new media formats and sources and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper, including digital sources available free of charge to consumers. The Company believes that these changes will continue to pose opportunities and challenges within the newspaper industry, and that it is well positioned to continue to benefit from the transition to digital consumption. The Company plans to leverage its global reach and brand recognition and its proprietary technology to expand its digital offerings, many of which are in early stages and have significant potential for growth.

DJX and other Dow Jones Institutional products that target enterprise customers compete with various information service providers and global financial newswires, including Thomson Reuters, Bloomberg L.P., LexisNexis, as well as many other Internet-based providers of news and information.

NAM competes against other providers of advertising, marketing and merchandising products and services, including those that provide promotional or advertising inserts, direct mailers of promotional or advertising materials, providers of point-of-purchase and other in-store programs and providers of savings and/or grocery-focused digital applications, as well as other traditional media such as television, magazines, outdoor displays and radio. Competition is based on, among other things, rates, availability of markets, quality of products and services provided and their effectiveness, rate of coupon redemption, store coverage and other factors. The Company believes that based on the circulation of its free-standing inserts, the reach of its in-store marketing products and the audience for its online programs, NAM provides broader consumer access than many of its competitors.

Cable Network Programming

The Company’s Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia based on total subscribers as of June 30, 2013. FOX SPORTS Australia is focused on live national and international sports events and provides featured original and licensed premium sports content tailored to the Australian market, including live sports such as National Rugby League, the domestic football league, English Premier League, international cricket, as well as the NFL. FOX SPORTS Australia offers seven standard definition television channels, high definition versions of five of those channels, an interactive viewing application and one IPTV channel. Its channels consist of FOX SPORTS 1, FOX SPORTS 2, FOX SPORTS 3, FOX FOOTY, FOX SPORTS NEWS, FUEL TV and SPEED that broadcast an average of 23 hours of live sports per day reaching FOXTEL, Telstra and Optus subscription television customers. FOX SPORTS Australia is distributed via longstanding carriage agreements with pay-TV providers

(mainly Foxtel) in Australia and generates revenue primarily through affiliate fees payable under these carriage agreements, as well as advertising sales. FOX SPORTS Australia’s access to compelling local and international sports programming, as well as its production of high-quality original sports content has made it the leading sports programming provider in Australia. FOX SPORTS Australia also operates foxsports.com.au, a leading general sports website in Australia, and offers an IPTV channel and several interactive mobile and tablet applications that extend the reach of its content across multiple new platforms.

Prior to November 2012, the Company owned a 50% interest in FOX SPORTS Australia, which it accounted for as an equity investment. In November 2012, the Company acquired CMH, an Australian media investment company that owned the remaining 50% interest in FOX SPORTS Australia. As a result of the CMH acquisition, the Company’s ownership interest in FOX SPORTS Australia increased to 100% and accordingly, the results of FOX SPORTS Australia have been included in a new Cable Network Programming segment since November 2012.

FOX SPORTS Australia competes primarily with ESPN, the Free-To-Air (“FTA”) channels and certain telecommunications companies in Australia.

Digital Real Estate Services

The Company’s Digital Real Estate Services segment consists of its 61.6% interest in REA Group, a publicly-traded company on ASX (ASX: REA) that is a leading digital advertising business specializing in real estate services. Established in Melbourne in 1995, REA Group owns and operates Australia’s largest residential property website, realestate.com.au, and Australia’s largest commercial property site, realcommercial.com.au, which together have approximately 20.6 million desktop visits each month based on Nielsen average monthly total traffic ratings for the year ended June 30, 2013. REA Group also operates a market-leading Italian property site, casa.it, and other property sites and apps in Europe and in Hong Kong, and its portfolio of property sites is used by approximately 21,000 real estate agents.

REA Group’s Australian operations are comprised primarily of realestate.com.au, realcommercial.com.au and REA Media. Realestate.com.au derives the majority of its revenue via residential monthly advertising subscriptions and advertising listing upgrades from real estate offices. Agents subscribing to the website may upload unlimited listings for sale or rent and purchase a selection of upgrade products to increase the prominence of their listings on the site. Additionally, realestate.com.au offers a variety of targeted products, including brand-building services for real estate agents. Realcommercial.com.au generates revenue through three main sources, agent subscription revenue, agent branding revenue and listing revenue. REA Media offers unique advertising opportunities on both realestate.com.au and realcommercial.com.au, as well as via mobile ad placements. Its revenue is generated primarily from commercial developers and banks / financial institutions which benefit from being able to target REA Group’s substantial audience base.

REA Group’s other operations include property sites in Italy, Luxembourg, France, Germany and Hong Kong. Casa.it, with approximately 7.8 million visits each month based on Adobe Omniture SiteCatalyst average monthly site visits for the year ended June 30, 2013, is Italy’s leading residential property site. Casa.it’s award winning social media strategy saw it named one of the 10 most popular brands in Italy. Squarefoot.com.hk is REA Group’s English and Chinese language property site in Hong Kong with approximately 345,000 visits per month based on Adobe Omniture SiteCatalyst average monthly site visits for the year ended June 30, 2013. The atHome Group operates atHome.lu and atOffice.lu, leading property sites in the Greater Luxembourg area, as well as sites in France and Germany. AtHome.lu, atOffice.lu, atHome.de and immoRegion.fr had combined visits of 798,000 based on Adobe Omniture SiteCatalyst average monthly site visits for the year ended June 30, 2013.

REA Group competes primarily with other real estate websites in its geographic markets, including domain.com.au in Australia.

Book Publishing

The Company’s Book Publishing segment consists of HarperCollins Publishers (together with its subsidiaries and affiliates, “HarperCollins”), one of the largest English-language consumer publishers in the world based on global revenue, with operations in the U.S., the U.K., Canada, Australia, New Zealand and India. HarperCollins publishes and distributes consumer books globally through print, digital and audio formats. Its digital formats include electronic books, also referred to as e-books, for devices such as the Apple iPad, Amazon’s Kindle, Google’s Nexus and Barnes & Noble’s NOOK as well as audio downloads for smartphones and MP3 players. HarperCollins owns over 60 branded imprints, including Avon, Harper, HarperCollins Children’s Publishers, William Morrow and Christian publishers Zondervan and Thomas Nelson, which HarperCollins acquired in July 2012. HarperCollins publishes works by well-known authors such as J.R.R. Tolkien, Paulo Coelho, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon and To Kill a Mockingbird. Its active print and digital global catalog includes over 50,000 publications and approximately 100,000 SKUs, including various print and digital editions of the same title. HarperCollins publishes fiction and nonfiction, with a focus on general, children’s and religious content. Additionally, in the U.K., HarperCollins publishes titles for the equivalent of the K-12 educational market.

HarperCollins is rapidly transitioning from print production to digital with leading e-book offerings. As of June 30, 2013, HarperCollins offered approximately 30,000 e-book titles, which accounted for approximately 19% of global revenues in the quarter (up from approximately 16% in the prior year period). Nearly all of HarperCollins’ titles published in the last four years, as well as the majority of its entire catalog, are available in electronic reader and tablet formats. With the rapid adoption of electronic formats by consumers, HarperCollins is publishing many titles in digital formats before, or instead of, publishing a print edition. For example, through its popular romance imprint, Avon, HarperCollins launched a “digital-first” series which releases one new title per week in the romance category. The series has already generated three New York Times electronic bestsellers since its launch.

During fiscal 2013, HarperCollins U.S. had 167 titles on the New York Times bestseller list, with 16 titles hitting number one, including American Sniper by Chris Kyle with Scott McEwen and Jim DeFelice, Divergent by Veronica Roth, Insurgent by Veronica Roth, Pete the Cat: Rocking in My School Shoes by Eric Litwin, The Night Before Christmas by Clement C. Moore, The Fallen Angel by Daniel Silva, The 100 by Jorge Cruise, Heaven is For Real by Todd Burpo with Lynn Vincent, America the Beautiful by Ben Carson with Candy Carson, Beautiful Ruins by Jess Walters, Micro by Michael Crichton and Richard Preston, The One and Only Ivan, by Katherine Applegate, Pete the Cat Saves Christmas by Eric Litwin, Emeraldalicious by Victoria Kann, and The Elite by Kiera Cass.

HarperCollins derives its revenue from the sale of print and digital books to a customer base that includes global technology companies, traditional brick and mortar booksellers, wholesale clubs and discount stores, including Amazon, Apple, Barnes & Noble and Tesco. As Harper Collins’ digital products continue to account for more of its business, it expects to benefit from increased profit contribution and improved working capital dynamics due to diminishing physical plant requirements, inventory and returns related to its print business, as well as faster payment for e-books.

The book publishing business operates in a highly competitive market that is quickly changing and continues to see technological innovations, including e-book devices sold by Amazon, Apple, Google and Barnes & Noble. HarperCollins competes with other large publishers, such as Penguin Random House, Simon & Schuster and Hachette Livre, as well as with numerous smaller publishers, for the rights to works by well-known authors and public personalities; competition could also come from new entrants, since barriers to entry in book publishing are low. In addition, HarperCollins competes for readership with other media formats and sources. The Company believes HarperCollins is well positioned in the evolving book publishing market with significant size and brand recognition across multiple categories and geographies and as an early adopter of the digital model, where it is an industry leader with approximately 30,000 e-book titles. Furthermore, HarperCollins is a leader in children’s and religious books, categories which have been less impacted by the transition to digital consumption.

Other

The Other segment includes Amplify, the Company’s digital education business, the Company’s corporate Strategy and Creative Group, general corporate overhead expenses and costs related to the U.K. Newspaper Matters.

Amplify

In July 2012, the Company launched Amplify, the brand for its digital education business. Amplify is dedicated to improving K-12 education by creating digital products and services that empower teachers, students and parents in new ways. Its products serve more than 200,000 educators and three million students in all 50 states. Amplify is focused on transforming teaching and learning by creating and scaling digital innovations in three areas:

•

Amplify Insight: Amplify’s successful data and analytics business, which formerly operated under the brand Wireless Generation, commenced operations in 2000 and was acquired in 2010. Amplify Insight provides powerful assessment products and services to support staff and technology development, including student assessment tools and analytic technologies, intervention programs, enterprise education information systems, and professional development and consulting services. Key products include mClassTM, a suite of products that enable teachers to easily and quickly monitor individual and class progression through goals and standards and access detailed analysis, custom grouping and instructional planning tools.

•

Amplify Learning: Amplify’s nascent digital curriculum business is developing new content in English Language Arts, Science and Math, including software that will combine interactive, game-like experiences with rigorous analytics, all driven by adaptive technologies that respond to individual students’ needs as they evolve. Amplify Learning’s digital curriculum will incorporate the new Common Core State Standards that is expected to be implemented in 45 states beginning with the 2014-2015 school year. Amplify launched pilots of its new digital English and Science curriculum for students in the middle grades during the 2013 fiscal year and is expected to launch additional pilots in fiscal 2014.

•

Amplify Access: Amplify’s distribution platform business, which is developing new distribution and delivery mechanisms, consists of an open tablet-based distribution platform that will offer curated third-party as well as proprietary curricular and extracurricular content, sophisticated analytic capabilities, a tablet, and 4G connectivity through a subscription-based bundle optimized for the K-12 market to facilitate personalized instruction and enable anywhere, anytime learning. Amplify launched pilots of its new distribution platform for the classroom during fiscal 2013 and began a commercial rollout in fiscal 2014.

Amplify’s digital products are or will generally be available on a subscription basis. The Company also expects to market and sell some supplemental print-based materials, as well as instructional and information technology-related services. In addition, while each of Amplify’s products will be available on a stand-alone basis, the Company also anticipates that it will have the ability to cross-sell products between Amplify’s three business areas and offer bundled solutions to its customers.

Amplify competes with existing K-12 education publishers and content providers such as Pearson plc and McGraw-Hill Education, large platform companies such as Google, Apple, and Amazon that market their tablet or e-reader products for educational use, as well as a number of smaller content, analytics and distribution platform companies. The Company believes that Amplify’s capabilities across analytics and assessment, content and curriculum and distribution and delivery make it well-positioned to offer schools a unique integrated learning solution.

Corporate Strategy and Creative Group

The Company’s corporate Strategy and Creative Group was formed to identify new products and services across the Company’s businesses to increase revenues and profitability and to target and assess potential acquisitions and investments. Recent initiatives include the launch of the Company’s BallBall mobile app in Japan, Indonesia and Vietnam, which combines the Company’s rights to exclusive football highlight clips, expert coverage, commentary and analysis from The Times, The Sunday Times and The Sun, as well as the recently announced News Corp Global Exchange, the Company’s new global programmatic advertising exchange that will enable marketers to leverage the Company’s leading online and mobile products and first-party data for real-time bidding.

Equity Investments

Foxtel

The Company and Telstra, an ASX-listed telecommunications company, each own 50% of Foxtel, the largest pay-TV provider in Australia. Foxtel has approximately 2.4 million subscribing households throughout Australia, or over 30% of the country’s population, as of June 30, 2013 through cable, satellite and IPTV distribution.

Foxtel delivers more than 200 channels (including standard definition channels, high definition versions of some of those channels, and audio and interactive channels) covering news, sport, general entertainment, movies, documentaries, music and children’s programming. Foxtel’s premium content includes FOX SPORTS Australia’s suite of sports channels such as FOX SPORTS 1, FOX SPORTS 2 and FOX SPORTS 3 and TV shows from HBO, FOX and Universal, among others. Foxtel also owns and operates 26 channels, including general entertainment and movie channels, and sources an extensive range of movie programming through arrangements with major U.S. studios. Foxtel’s channels are distributed to subscribers via both Telstra’s hybrid fibrecoaxial cable network and a long-term contracted satellite platform provided by Optus. Foxtel offers limited versions of its services via broadband through Foxtel Play (an Internet television service), the Xbox platform, Telstra’s T-Box platform, select Samsung televisions, a number of Virgin Australia aircraft, and mobile devices and tablets (including iPads and iPhones via Foxtel Go), as well as via the Internet to personal computers. Foxtel customers are also able to access their electronic programming guide via their tablet, mobile devices and personal computers to remotely record programming.

Foxtel generates revenue primarily through subscription revenue as well as advertising revenue. For the year ended June 30, 2013, in accordance with U.S. generally accepted accounting principles (“GAAP”), Foxtel recorded revenues of $3.2 billion, net income before income taxes of $267 million, net interest expense of $231 million, depreciation and amortization of $441 million, calculated before purchase accounting adjustments, and equity earnings of affiliates and other, net, of $7 million. Foxtel’s EBITDA, which is calculated by excluding interest expense, depreciation and amortization and equity earnings of affiliates and other, net, from net income before income taxes, was $932 million for the year ended June 30, 2013. Management believes that EBITDA is an appropriate measure for evaluating the operating performance of this business for the reasons set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Analysis” with respect to Segment EBITDA.

In the year ended June 30, 2013, Foxtel’s average residential recurring subscription revenue per user, or ARPU, was $97 per month (as calculated by Foxtel), and its annualized residential subscriber churn rate based on data for the year ended June 30, 2013 was 14.2% (as calculated by Foxtel). In addition, Foxtel had $2.0 billion of indebtedness outstanding as of June 30, 2013 (excluding $825 million of shareholder loans due to Telstra and the Company, which includes accrued interest payable of $15 million), and paid distributions of $159 million to the Company during the year ended June 30, 2013. In November 2012, the Company’s stake in Foxtel increased from 25% to 50% as a result of the CMH acquisition. The amount included for Foxtel in the Company’s Equity earnings of affiliates was $66 million for the year ended June 30, 2013.

The Company and Telstra each have the right to appoint one-half of the board of directors of Foxtel. In addition, the Company has the right to appoint the Chief Executive Officer and Chief Financial Officer of Foxtel, while Telstra has the right to terminate these officers.

Foxtel competes primarily with the three major commercial FTA networks and two major government-funded FTA broadcasters in Australia for subscribers, as well as other pay-TV operators and IPTV providers. Foxtel provides a 200-plus channel selection with premium and exclusive content and a wide array of digital and mobile features that are not available to viewers on the FTA networks. Through innovations such as digital HD channels, the extension of pay-TV programming to mobile devices and the use of DVR and Electronic Program Guide technology, the Company believes Foxtel offers subscribers a compelling alternative to FTA TV and Foxtel’s other competitors.

Governmental Regulation

General

Various aspects of the Company’s activities are subject to regulation in numerous jurisdictions around the world. The Company believes that it is in material compliance with the requirements imposed by those laws and regulations described herein. The introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed (and changes in the enforcement of existing laws and regulations in those countries) could have a negative impact on the Company’s interests.

Australian Media Regulation

The Company’s subscription television interests are subject to Australia’s regulatory framework for the broadcasting industry. The key regulatory body for the Australian broadcasting industry is the Australian Communications and Media Authority (“ACMA”).

Key regulatory issues for subscription television providers include: (a) anti-siphoning restrictions—currently under the ‘anti-siphoning’ provisions of the Australian Broadcasting Services Act 1992 (Cth), subscription television providers are prevented from acquiring rights to televise certain listed events (for example, the Olympic Games and certain Australian Rules football and cricket matches) unless national and commercial television broadcasters have not obtained these rights 12 weeks before the start of the event or the rights to televise are also held by commercial television licensees who have rights to televise the event to more than 50% of the Australian population or the rights to televise are also held by one of Australia’s two major government-funded broadcasters; (b) the Broadcasting Services Act—this legislation may impact the Company’s ownership structure and operations and restrict its ability to take advantage of acquisition or investment opportunities including, for example, preventing it from exercising control of a commercial television broadcasting license, a commercial radio license and a newspaper in the same license area; and (c) Convergence Review—on April 30, 2012, the then-Minister for Broadband, Communications and the Digital Economy released the Final Report of a comprehensive review of Australia’s communications and media regulation in light of increasing convergence in media platforms. The report covered a number of broad areas, including media ownership laws, media content standards, the ongoing production and distribution of Australian and local content and the allocation of radio communications spectrum. In March 2013, legislation was passed in response to the Convergence Review that, among other things, reduced the license fees payable by FTA networks by 50%. No legislation has yet been introduced removing the prohibition on an FTA network’s signal reaching greater than 75% of the Australian population. Any further changes in Australian media regulations could adversely impact the Company’s Australian businesses. However, the government that commissioned the Convergence Review lost power in the Australian federal election held on September 7, 2013.

U.K. Press Regulation

On July 13, 2011, Prime Minister David Cameron announced a two-part inquiry into the U.K. press and appointed Lord Justice Leveson as Chairman of the Inquiry. The inquiry was triggered by allegations of illegal voicemail interception at the Company’s former publication, The News of the World. Hearings opened on November 14, 2011 with respect to the first part of the inquiry, and Lord Justice Leveson published his report on November 29, 2012.

The report made recommendations on the future of press regulation and governance in the U.K., which have been the subject of debate in the U.K. parliament, as well as discussion both among newspaper groups (including News UK) and the industry and the government.

On March 18, 2013, the U.K. Government published a draft Royal Charter on Self-Regulation of the Press which, if granted, would establish a Recognition Panel that would be responsible for recognizing, overseeing and monitoring a new press regulatory body. The new press regulatory body, a majority of the members of which would be independent of the industry, would be responsible for overseeing the U.K. press and would replace the existing Press Complaints Commission. The U.K. Government has also proposed legislation which would ensure that the Royal Charter could only be altered by a two-thirds majority of parliament. In addition to the Royal Charter and establishment of a new regulatory body, rules have been proposed which, if adopted, would result in publishers who do not participate in this new U.K. press regulatory system being potentially liable for exemplary damages in certain cases where such damages are not currently awarded.

On April 24, 2013, an alternative proposed form of Royal Charter was published by a group representing a significant majority of the U.K. press, including News UK. This contained many similar provisions but omitted or varied several others, including the requirement for any future alteration to be approved by a two-thirds majority of parliament. While a new regulatory regime is supported by the primary political parties in the U.K. and is likely to be introduced, at this time it remains unclear what precise form the new regime will take and when it will come into force.

The new U.K. press regulatory body is likely to, among other things, introduce and oversee a revised press code, require members to implement appropriate internal governance processes and require self-reporting of any failures, provide a complaints handling service, have the ability to require publications to print corrections, have the power to investigate serious or systemic breaches of the press code and be able to levy fines. It may also introduce an arbitration service to resolve claims against publications. Changes may also be made to U.K. data protection legislation. If adopted, the proposed new regulatory regime may impose burdens on the print media, including the Company’s newspaper businesses in the U.K., that represent competitive disadvantages versus other forms of media and may increase the costs of compliance. A date has yet to be set for the second part of the inquiry.

Internet

In the U.S., the Children’s Online Privacy Protection Act of 1998 (“COPPA”) prohibits websites from collecting personally identifiable information online from children under age 13 without prior parental consent. In addition, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) regulates the distribution of unsolicited commercial emails, or “spam.” Online services provided by the Company may be subject to COPPA and CAN-SPAM requirements.

U.S. federal regulators’ interest in issues of privacy, cybersecurity and data security has been steadily increasing. On February 23, 2012, the Obama administration issued a white paper on consumer data privacy that includes a Consumer Privacy Bill of Rights. The Obama administration is convening a multi-stakeholder process to implement the Bill of Rights through industry codes of conduct that would be enforceable by the Federal Trade Commission (“FTC”) and State Attorneys General. The Obama administration also announced it would work with Congress to implement these rights through legislation. On March 26, 2012, the FTC released a report on consumer privacy, which sets forth a detailed privacy framework and urges industry to accelerate the pace of adoption of self-regulatory measures, including more widespread adoption of a Do-Not-Track browser mechanism. The report also recommends that Congress consider baseline privacy legislation incorporating the principles articulated in the framework. A number of privacy and data security bills have been introduced in both Houses of Congress that address the collection, maintenance and use of personal information, web browsing and geolocation data, data security and breach notification requirements, and cybersecurity. Several Congressional hearings have examined privacy implications for online, offline and mobile data. Some state legislatures have already adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches. The industry released a set of self-regulatory online behavioral advertising principles in 2009, which have been implemented by web publishers, online advertisers and online advertising networks. In November 2011, these principles were extended to the use of online consumer data for purposes other than advertising. It is unclear whether these and other industry self-regulatory efforts alone will address the concerns expressed by some federal and state officials about the collection of anonymous data online or via mobile applications to serve targeted content and advertising. It is not possible to predict whether proposed privacy and data security legislation will be enacted or to determine what effect such legislation might have on the Company’s business.

Foreign governments are raising similar privacy and data security concerns. In particular, the EU has proposed a new privacy regulation (the “EU Regulation”) that would replace the current Data Protection Directive, would tighten regulation of the collection, use and security of online data and would continue to restrict the trans-border flow of data. European industry has implemented a self-regulatory regime for online behavioral advertising that is largely consistent with the U.S. self-regulatory framework. The proposed EU Regulation will not be effective for at least two or three years and may undergo many changes before it is adopted. It is unclear how the final EU Regulation would affect the Company’s business.

The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments.

Education

The availability of funding for K-12 education is affected by changes in legislation, both at the federal and state level, as well as changes in the state procurement process. Future changes in federal funding and the state and local tax base could create an unfavorable environment, leading to budget issues resulting in a decrease in educational funding.

Intellectual Property

The Company’s intellectual property assets include: copyrights in newspapers, books, television programming and other content and technologies; trademarks in names and logos; domain names; and licenses of intellectual property rights. In addition, its intellectual property assets include patents or patent applications for inventions related to its products, business methods and/or services, none of which are material to its financial condition or results of operations. The Company derives value and revenue from these assets through, among other things, print and digital newspaper and magazine subscriptions and sales, the sale, distribution and/or licensing of print and digital books, the sale of subscriptions to its content and information services, the operation of websites and other digital properties and the distribution and/or licensing of its television programming to cable and satellite television services.

The Company devotes significant resources to protecting its intellectual property in the U.S., the U.K., Australia and other foreign territories. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent, trade secret and other laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s products, services and content and related intellectual property is often difficult and the steps taken may not in every case prevent the infringement by unauthorized third parties of the Company’s intellectual property. The Company seeks to limit that threat through a combination of approaches, including pursuing legal sanctions for infringement, promoting appropriate legislative initiatives and international treaties and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. Piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.

Third parties may challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources that could have an adverse effect on the Company’s operations. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Therefore, the Company engages in efforts to strengthen and update intellectual property protection around the world, including efforts to ensure the effective enforcement of intellectual property laws and remedies for infringement.

Raw Materials

As a major publisher of newspapers, magazines, free-standing inserts and books, the Company utilizes substantial quantities of various types of paper. In order to obtain the best available prices, substantially all of the Company’s paper purchasing is done on a regional, volume purchase basis, and draws upon major paper manufacturing countries around the world. The Company believes that under present market conditions, its sources of paper supply used in its publishing activities are adequate.

Employees

As of June 30, 2013, the Company had approximately 24,000 employees, of whom approximately 9,000 were located in the U.S., 4,000 were located in the U.K. and 9,000 were located in Australia. Of the Company’s employees, approximately 6,000 were represented by various employee unions. The contracts with such unions will expire during various times over the next several years. The Company believes its current relationships with employees are generally good.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and other information in this Annual Report in evaluating the Company and its common stock. If any of the following risks develop into actual events, it could materially and adversely affect the Company’s business, results of operations or financial condition, and could, in turn, impact the trading price of the Company’s common stock. The risk factors generally have been separated into three groups: risks related to the Company’s business, risks related to the Company’s Separation from 21st Century Fox and risks related to the Company’s common stock.

Risks Related to the Company’s Business

A Decline in Customer Advertising Expenditures in the Company’s Newspaper and Other Businesses Could Cause its Revenues and Operating Results to Decline Significantly in any Given Period or in Specific Markets.

The Company derives substantial revenues from the sale of advertising on or in its newspapers, integrated marketing services and digital media properties. The Company and its affiliates also derive revenues from the sale of advertising on their cable channels and pay-TV programming. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of retail, national and classified newspaper advertising revenue. Changes in gross domestic product, consumer spending, auto sales, housing sales, unemployment rates, job creation and circulation levels and rates all impact demand for advertising. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. The Company’s advertising revenues in the fiscal year ended June 30, 2013 declined 7% as compared to the prior year, due in large part to lower advertising revenues at its Australian newspapers as a result of the weaker Australian economy, particularly among consumers, as well as, to a lesser extent, declines in advertising revenues at Dow Jones. These declines were offset, in part, by increased revenues in the Company’s Digital Real Estate Services segment. In addition to economic conditions, other factors such as consolidation across various industries may also reduce the Company’s overall advertising revenue.

Demand for the Company’s products is also a factor in determining advertising rates. For example, circulation levels for the Company’s newspapers and ratings points for its cable channels are among the factors that are weighed when determining advertising rates. In addition, newer technologies, including new downloading capabilities via the Internet, digital distribution models for books and other devices and technologies are increasing the number of media choices available to audiences. These technological developments may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to advertisers.

In addition, the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. Consequently, the Company’s digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption. A decrease in advertising expenditures by the Company’s customers, reduced demand for the Company’s offerings or a surplus of advertising inventory could lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses and assets.

Advertising, Circulation and Audience Share May Continue to Decline as Consumers Migrate to Other Media Alternatives.

The Company’s businesses face competition from other sources of news, information and entertainment content delivery, and the Company may be adversely affected if consumers migrate to other media alternatives. For example, advertising and circulation revenues in the Company’s News and Information Services segment may continue to decline, reflecting general trends in the newspaper industry, including declining newspaper buying by younger audiences and consumers’ increasing reliance on the Internet for the delivery of news and information, often without charge. In recent years, Internet sites devoted to recruitment, automobile sales and real estate services have become significant competitors of the Company’s newspapers and websites for classified advertising sales. As a result, in the fiscal year ended June 30, 2013, the Company’s advertising revenues decreased 10% in the News and Information Services segment as compared to the prior year. In addition, due to innovations in content distribution platforms, consumers are now more readily able to watch Internet-delivered content on television sets and mobile devices, in some cases also without charge, which could reduce consumer demand for the Company’s television programming and pay-TV services and adversely affect both its subscription revenue and advertisers’ willingness to purchase television advertising from the Company.

The Company Must Respond to Changes in Consumer Behavior as a Result of New Technologies in Order to Remain Competitive.

Technology continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on portable devices and televisions. There is a risk that the Company’s responses to these changes and strategies to remain competitive, including distribution of its content on a “pay” basis, may not be adopted by consumers. In addition, enhanced Internet capabilities and other new media may reduce the demand for newspapers and television viewership, which could negatively affect the Company’s revenues. The trend toward digital media may drive down the price consumers are willing to spend on the Company’s products disproportionately to the costs associated with generating content. The Company’s failure to protect and exploit the value of its content, while responding to and developing new products and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant adverse effect on its businesses, asset values and results of operations.

The Inability to Renew Sports Programming Rights Could Cause the Revenue of Certain of the Company’s Australian Operating Businesses to Decline Significantly in any Given Period.

The sports rights contracts between certain of the Company’s Australian operating businesses, on the one hand, and various professional sports leagues and teams, on the other, have varying duration and renewal terms. As these contracts expire, renewals on favorable terms may be sought; however, third parties may outbid the current rights holders for the rights contracts. In addition, professional sports leagues or teams may create their own networks or the renewal costs could substantially exceed the original contract cost. The loss of rights could impact the extent of the sports coverage offered by the Company and could adversely affect its revenues. Upon renewal, the Company’s results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in subscriber and carriage fees and advertising rates.

No Assurance of Profitability of Amplify.

Many of Amplify’s newer lines of business are still under development. Accordingly, Amplify’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as digital education. These risks for Amplify include, but are not limited to, an evolving business model and the management of growth. Amplify must, among other things, develop a customer base for its full range of offerings, including by utilizing the existing customers associated with its data and analytics business, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its software and content offerings, respond to competitive developments, and attract, retain and motivate qualified personnel. Since the 2010 acquisition of Wireless Generation, the former brand of Amplify’s data and analytics business, now Amplify Insight, and the initiation of the development of the broader business initiatives of Amplify, the Company’s digital education business has recorded a cumulative loss before income taxes of approximately $265 million through June 30, 2013. The portion of this loss recognized in the year ended June 30, 2013 was approximately $163 million. Losses are expected to be higher in fiscal 2014 as a result of continued product development efforts. Significant expenses associated with Amplify’s businesses include salaries, employee benefits and other routine overhead associated with product development. There can be no assurance that Amplify will be successful in addressing these risks or in achieving these goals, and the failure to do so could have a material adverse effect on Amplify’s business, prospects, financial condition and results of operations.

The Company May Make Strategic Acquisitions That Could Introduce Significant Risks and Uncertainties.

In order to position its business to take advantage of growth opportunities, the Company may make strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include, among others: (1) the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other anticipated benefits, (3) the potential loss of key employees of the acquired businesses, (4) the risk of diverting the attention of the Company’s senior management from the Company’s operations, (5) the risks associated with integrating financial reporting and internal control systems, (6) the difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses, (7) potential future impairments of goodwill associated with the acquired business and (8) in some cases, increased regulation. If an acquired business fails to operate as anticipated or cannot be successfully integrated with the Company’s existing business, the Company’s business, results of operations and financial condition could be adversely affected.

Global Economic Conditions May Have a Continuing Adverse Effect on the Company’s Business.

The U.S. and global economies have undergone a period of economic uncertainty, which caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence weakened the economic climate in certain markets in which the Company does business and has had and may continue to have an adverse effect on its business, results of operations, financial condition and liquidity. A continued decline in these economic conditions could further impact the Company’s business, reduce its advertising and other revenues and negatively impact the performance of its newspapers, books, television operations and other consumer products. These conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company. In particular, the Company has significant exposure to certain Australian business risks, including specific Australian legal and regulatory risks, consumer preferences and competition because it holds a substantial amount of Australian assets. As a result, the Company’s results of operations may be adversely affected by negative developments in the Australian market. Although the Company believes that its capitalization and operating cash flow will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair the Company’s liquidity or increase its cost of borrowing.

The Company Does Not Have the Right to Manage Foxtel, Which Means It is Not Able to Cause Foxtel to Operate or Make Corporate Decisions in a Manner that is Favorable to the Company.

The Company does not have the right to manage the business or affairs of Foxtel. While the Company’s rights include the right to appoint one-half of the board of directors of Foxtel, the Company is not able to cause management or the board of directors to take any specific actions on its behalf, including with regards to declaring and paying dividends.

The Company Faces Investigations Regarding Allegations of Voicemail Interception, Illegal Data Access, Inappropriate Payments to Public Officials, Obstruction of Justice and Other Related Matters and Related Civil Lawsuits.

U.K. and U.S. regulators and governmental authorities are conducting investigations relating to voicemail interception, illegal data access, inappropriate payments to public officials and obstruction of justice at its former publication, The News of the World, and at The Sun, and related matters, which are referred to as the U.K. Newspaper Matters. The investigation by the U.S. Department of Justice (the “DOJ”) is directed at conduct that occurred within 21st Century Fox prior to the creation of the Company. Accordingly, 21st Century Fox has been and continues to be responsible for responding to the DOJ investigation. The Company, together with 21st Century Fox, is cooperating with these investigations.

The Company has admitted liability in many civil cases related to the voicemail interception allegations and has settled many cases. The Company also announced a private compensation scheme under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. From July 1, 2010 through June 30, 2013, the Company incurred aggregate legal and professional fees related to the U.K. Newspaper Matters of $307 million and paid $23 million to claimants for civil settlements. In addition, as of June 30, 2013, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued $66 million. Certain liabilities recorded by the Company in the fiscal year ended June 30, 2013 related to matters that will be indemnified by 21st Century Fox as described below. Accordingly, the Company also recorded an indemnification asset of approximately $40 million as of June 30, 2013.

In connection with the Separation, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox will indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. In addition, violations of law may result in criminal fines or penalties for which the Company will not be indemnified by 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair the Company’s ability to conduct its business and adversely affect its results of operations and financial condition. See “Item 3. Legal Proceedings” and Note 11 to the Consolidated and Combined Financial Statements of News Corporation for additional information.

The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.

As a result of adverse developments in the Company’s industry and challenging economic and market conditions, the Company may recognize impairment charges for write-downs of goodwill and intangible assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s financial results. In the fourth quarter of fiscal 2013, as part of its long-range planning process in preparation for the Separation, the Company adjusted its future outlook and related strategy principally with respect to its News and Information Services business in Australia and secondarily with respect to its News and Information Services businesses in the U.S. These adjustments reflect adverse trends affecting the Company’s News and Information Services segment, including declines in advertising revenue and continued declines in the economic environment in Australia, and resulted in a reduction in expected future cash flows. Consequently, the Company determined that the fair value of these reporting units had declined below their respective carrying values and recorded an impairment charge of approximately $1.4 billion ($1.1 billion, net of tax) in the fiscal year ended June 30, 2013. In response to these challenging conditions the Company has reorganized its Australian newspaper businesses, and the Company recognized $293 million of restructuring charges in the year ended June 30, 2013, a significant portion of which resulted from its restructuring activities in Australia and the U.K.

In accordance with GAAP, the Company will continue to perform an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including newspaper mastheads and distribution networks, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as prevailing conditions in the capital markets or the economy generally, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets, or require the Company to engage in any additional business restructurings to address these conditions. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for an analysis of the sensitivity of the fair value of goodwill and intangible assets to changes in key assumptions. Any further downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in additional impairments for which non-cash charges would be required. Any such charge could be material to the Company’s reported results of operations. The Company may also incur additional restructuring charges in the future if it is required to further realign its resources in response to significant shortfalls in revenue or other adverse trends.

The Company’s Business Could Be Adversely Impacted by Changes in Governmental Policy and Regulation.

Various aspects of the Company’s activities are subject to regulation in numerous jurisdictions around the world, and the introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed (and changes in the enforcement of existing laws and regulations in those countries) could have a negative impact on its interests.

For example, the Company’s Australian operating businesses may be adversely affected by changes in government policy, regulation or legislation, or the application or enforcement thereof, applying to companies in the Australian media industry or to Australian companies in general. This includes:

•

anti-siphoning legislation which currently prevents pay-TV providers such as Foxtel from acquiring rights to televise certain listed events (for example, the Olympic Games and certain Australian Rules football and cricket matches) unless:

•	national and commercial television broadcasters have not obtained these rights 12 weeks before the start of the event;

•	the rights to televise are also held by commercial television licensees who have rights to televise the event to more than 50% of the Australian population; or

•	the rights to televise are also held by one of Australia’s two major government-funded broadcasters; and

•

legislation such as the Broadcasting Services Act that regulates ownership interests and control of Australian media organizations. Such legislation may have an impact on the Company’s ownership structure and operations and may restrict its ability to take advantage of acquisition or investment opportunities. For example, current media diversity rules would prevent the Company from exercising control of a commercial television broadcasting license, a commercial radio license and a newspaper in the same license area.

On April 30, 2012, the then-Minister for Broadband, Communications and Digital Economy released the Final Report of a comprehensive review of Australia’s communications and media regulation referred to as the Convergence Review. In March 2013, legislation was passed in response to the Convergence Review that, among other things, reduced the license fees payable by FTA networks. Certain other legislative changes that would have had a significant impact on the way the Company operates its business and which would have limited its ability to acquire new businesses were proposed by the Australian Government, but withdrawn without becoming law. Any further changes in Australian media regulations could adversely impact the Company’s Australian businesses. However, the government that commissioned the Convergence Review lost power in the Australian federal election held on September 7, 2013.

In addition, the Company’s newspaper businesses in the U.K. are likely to be subject to greater regulation and oversight following the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by Prime Minister David Cameron in mid-2011. The inquiry was triggered by allegations of illegal voicemail interception at the Company’s former publication, The News of the World. Lord Justice Leveson, Chairman of the Inquiry, has concluded the first part of the inquiry and published a report in late November 2012 containing various recommendations for greater regulation and oversight of the U.K. press. In response, the U.K. Government has proposed establishing a regulatory body to oversee the U.K. press, a majority of the members of which would be independent of the industry. If adopted, a new regulatory regime may impose burdens on the print media in the U.K., including the Company’s newspaper businesses in the U.K., that represent competitive disadvantages versus other forms of media and may increase the costs of compliance.

The Company’s Business Could Be Adversely Impacted by Changes in Educational Funding.

The Company’s U.S. educational businesses may be adversely affected by changes in state educational funding as a result of changes in legislation, both at the federal and state level, changes in the state procurement process and changes in the condition of the local, state or U.S. economy. Future changes in federal funding and the state and local tax base could create an unfavorable environment, leading to budget issues that result in a decrease in educational funding.

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control.

Newsprint is one of the largest expenses of the Company’s publishing units. During the year ended June 30, 2013, the Company’s average cost per ton of newsprint was approximately 3.0% higher than its historical average annual cost per ton over the past five fiscal years. The price of newsprint has historically been volatile and the consolidation of newsprint mills over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Failure to maintain the Company’s current consumption levels, further supplier consolidation or the inability to maintain the Company’s existing relationships with its newsprint suppliers could adversely impact newsprint prices in the future.

The Company Relies on Network and Information Systems and Other Technology That May Be Subject to Disruption or Misuse, Which Could Result in Improper Disclosure of Personal Data or Confidential Information as well as Increased Costs or Loss of Revenue.

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, could result in a disruption of the Company’s services or improper disclosure of personal data or confidential information. Improper disclosure of such information could harm the Company’s reputation, require it to expend resources to remedy such a security breach or subject it to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

Technological Developments May Increase the Threat of Content Piracy and Limit the Company’s Ability to Protect Its Intellectual Property Rights.

The Company seeks to limit the threat of content piracy; however, policing unauthorized use of its products and services and related intellectual property is often difficult and the steps taken by the Company may not in every case prevent infringement by unauthorized third parties. Developments in technology increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. The Company has taken, and will continue to take, a variety of actions to combat piracy, both individually and, in some instances, together with industry associations. However, protection of the Company’s intellectual property rights is dependent on the scope and duration of its rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of the Company’s rights, or if existing laws are changed, the Company’s ability to generate revenue from its intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. There can be no assurance that the Company’s efforts to enforce its rights and protect its products, services and intellectual property will be successful in preventing content piracy.

The Company’s Business Relies on Certain Intellectual Property and Brands.

The Company’s businesses rely on a combination of trademarks, trade names, copyrights, and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect their intellectual property and brand names. The Company believes its proprietary trademarks and other intellectual property rights are important to its continued success and its competitive position. Any impairment of any such intellectual property or brands could adversely impact the Company’s results of operations or financial condition.

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.

The Company has significant operations in a number of foreign jurisdictions and certain of its operations are conducted in foreign currencies, primarily the Australian dollar and the British pound sterling. The value of these currencies fluctuates relative to the U.S. dollar. As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its results of operations in a given period or in specific markets.

Labor Disputes May Have an Adverse Effect on the Company’s Business.

In a variety of the Company’s businesses, it engages the services of employees who are subject to collective bargaining agreements. If the Company is unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on the Company’s business by causing delays in production or by reducing profit margins.

Risks Related to the Company’s Separation from 21st Century Fox

If the Separation, Together with Certain Related Transactions, Were Ultimately Determined to be Taxable Transactions for U.S. Federal Income Tax Purposes, then the Company, 21st Century Fox and Its Stockholders Could Be Subject to Significant Tax Liability, and the Company may be Required to Indemnify 21st Century Fox for Tax-Related Liabilities Incurred by 21st Century Fox.

In connection with the Separation, 21st Century Fox received a private letter ruling from the IRS to the effect that, among other things, the distribution of the Company’s Class A Common Stock and Class B Common Stock qualified as tax-free under Sections 368 and 355 of the Code except for cash received in lieu of fractional shares. In addition, 21st Century Fox received an opinion from its tax counsel confirming the tax-free status of the Separation for U.S. federal income tax purposes, including the satisfaction of the requirements under Section 368 and 355 of the Code not specifically addressed in the IRS private letter ruling. The opinion of 21st Century Fox’s tax counsel is not binding on the IRS or the courts, and there is no assurance that the IRS or a court will not take a contrary position.

The private letter ruling and the opinion relied on certain facts and assumptions, and certain representations from the Company and 21st Century Fox regarding the past and future conduct of their respective businesses and other matters. Notwithstanding the receipt of the private letter ruling and the opinion, the IRS could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the distribution or the internal transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Separation. If the distribution ultimately is determined to be taxable, the distribution could be treated as a taxable dividend or capital gain for U.S. federal income tax purposes, and U.S. stockholders and certain non-U.S. stockholders could incur significant U.S. federal income tax liabilities. In addition, if the internal reorganization and/or the distribution is ultimately determined to be taxable, 21st Century Fox would recognize gains on the internal reorganization and/or recognize gain in an amount equal to the excess of the fair market value of shares of the Company’s common stock distributed to 21st Century Fox’s stockholders on the Distribution Date over 21st Century Fox’s tax basis in such shares. As described below, the Company may in certain circumstances be required to indemnify 21st Century Fox for liabilities arising out of the foregoing.

Under the terms of the Tax Sharing and Indemnification Agreement that the Company and 21st Century Fox entered into in connection with the Separation, the Company will, in certain circumstances, be responsible for all taxes, including interest and penalties, and tax-related liabilities incurred by 21st Century Fox as a result of actions taken by the Company or any of its subsidiaries after the Separation. Specifically, in the event that the distribution or the internal transactions intended not to be subject to tax were determined to be subject to tax and such determination was the result of certain actions taken, or omitted to be taken, after the Separation by the Company or any of its subsidiaries and such actions (1) were inconsistent with any representation or covenant made in connection with the private letter ruling or opinion of 21st Century Fox’s tax counsel, (2) violated any representation or covenant made in the Tax Sharing and Indemnification Agreement, or (3) the Company or any of its subsidiaries knew or reasonably should have expected, after consultation with its advisors, could result in any such determination, the Company will be responsible for any tax-related liabilities incurred by 21st Century Fox as a result of such determination.

The Company Could Be Liable for Income Taxes Owed by 21st Century Fox.

Each member of the 21st Century Fox consolidated group, which, prior to the Separation, included 21st Century Fox, the Company and 21st Century Fox’s other subsidiaries, is jointly and severally liable for the U.S. federal income tax liability of each other member of the consolidated group for periods prior to and including the

Separation. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any member of 21st Century Fox’s consolidated group. The Tax Sharing and Indemnification Agreement requires 21st Century Fox to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS in amounts that the Company cannot quantify.

The Company Might Not Be Able to Engage in Desirable Strategic Transactions and Equity Issuances Following the Separation Because of Certain Restrictions Relating to Requirements for Tax-Free Distributions for U.S. Federal Income Tax Purposes.

The Company’s ability to engage in significant strategic transactions and equity issuances may be limited or restricted after the Separation in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the distribution by 21st Century Fox. Even if the distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate level taxable gain to 21st Century Fox under Section 355(e) of the Code if 50% or more, by vote or value, of shares of the Company’s stock is acquired or issued as part of a plan or series of related transactions that includes the distribution.

To preserve the tax-free treatment to 21st Century Fox of the distribution and the internal transactions in connection with the distribution for U.S. federal income tax purposes, under the Tax Sharing and Indemnification Agreement that the Company entered into with 21st Century Fox, the Company is prohibited from taking or failing to take certain actions that may prevent the distribution and related transactions from being tax-free for U.S. federal income tax purposes. Further, for the two-year period following the Separation, without obtaining the consent of 21st Century Fox, the Company may be prohibited from:

•	approving or allowing any transaction that results in a change in ownership of more than a specified percentage of the Company’s common stock,

•	a merger,

•	a redemption of equity securities,

•	a sale or other disposition of certain businesses or a specified percentage of the Company’s assets,

•	an acquisition of a business or assets with equity securities to the extent one or more persons would acquire in excess of a specified percentage of the Company’s common stock, or

•	amending the Company’s organizational documents or taking any other action through stockholder vote or otherwise that affects the relative economic or voting rights of the Company’s outstanding stock.

These restrictions may limit the Company’s ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of its business. Moreover, the Tax Sharing and Indemnification Agreement also provides that the Company is responsible for any tax-related liabilities incurred by 21st Century Fox or any of its affiliates as a result of the failure of the distribution or the internal transactions to qualify for favorable treatment under the Code if such failure is attributable to certain actions taken after the Separation by or in respect of the Company or any of its affiliates.

The Separation and Distribution Agreement May Restrict the Company From Acquiring or Owning Certain Types of Assets in the U.S.

The Federal Communications Commission (“FCC”) has promulgated certain rules and regulations that limit the ownership of radio and television broadcast stations, television broadcast networks and newspapers (the “Broadcast Ownership Rules”) and place commercial restrictions on a cable network programmer in which a cable television operator holds an ownership interest (the “Program Access Rules”). Under the FCC’s rules for determining ownership of the media assets described above, the Murdoch Family Trust’s ownership interest in both the Company and 21st Century Fox following the Separation would generally result in each company’s businesses and assets being attributable to the Murdoch Family Trust for purposes of determining compliance with the Broadcast Ownership Rules and the Program Access Rules. Consequently, the Company’s future conduct, including its acquisition of any newspapers in the same local markets in which 21st Century Fox owns or operates television stations or the Company’s acquisition of an ownership interest in a cable operator, may affect 21st Century Fox’s ability to own and operate its television stations or otherwise comply with the Broadcast Ownership Rules, or may subject 21st Century Fox to the Program Access Rules. Therefore, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that if the Company acquires, after the Distribution Date, newspapers, radio or television broadcast stations or television broadcast networks in the U.S. and such acquisition would impede or be reasonably likely to impede 21st Century Fox’s business, then the Company will be required to take certain actions, including divesting assets, in order to permit 21st Century Fox to hold its media interests and to comply with such rules. In addition, the Company will be prohibited from acquiring an interest in a multichannel video programming distributor, including a cable television operator, if such acquisition would subject 21st Century Fox to the Program Access Rules to which it is not then subject. This agreement effectively limits the activities or strategic business alternatives available to the Company if such activities or strategic business alternatives implicate the Broadcast Ownership Rules or Program Access Rules and would impede or be reasonably likely to impede 21st Century Fox’s business.

The Indemnification Arrangements the Company Entered Into With 21st Century Fox in Connection With the Separation May Require the Company to Divert Cash to Satisfy Indemnification Obligations to 21st Century Fox.

Pursuant to the Separation and Distribution Agreement and certain other related agreements, 21st Century Fox agreed to indemnify the Company for certain liabilities, and the Company agreed to indemnify 21st Century Fox for certain liabilities. As a result, the Company could be required, under certain circumstances, to indemnify 21st Century Fox and its affiliates against certain liabilities to the extent such liabilities result from an action the Company or its affiliates take or from any breach of the Company or its affiliates’ representations, covenants or obligations under the Separation and Distribution Agreement, Tax Sharing and Indemnification Agreement or any other agreement the Company entered into in connection with the Separation. The diversion of cash that may occur if the Company is required to indemnify 21st Century Fox under these agreements could limit the Company’s ability to grow its businesses or capitalize on acquisition opportunities.

Certain Agreements That the Company Entered Into With 21st Century Fox in Connection With the Separation May Limit Its Ability to Take Certain Actions With Respect to the Civil U.K. Newspaper Matters.

Under the terms of the Separation and Distribution Agreement, in consideration for 21st Century Fox’s agreement to certain indemnification arrangements, the Company agreed that 21st Century Fox would have the right to control the Company’s defense of civil claims relating to the U.K. Newspaper Matters. In exercising its rights to control the defense of the civil claims relating to the U.K. Newspaper Matters, 21st Century Fox may be guided by interests that are different than or adverse to the Company’s interests and the interests of its stockholders and advocate strategies that the Company’s management would not otherwise adopt. Furthermore, if the Company fails to comply with these control arrangements or does not consent to settlements with respect to such matters proposed by 21st Century Fox, the Company has agreed with 21st Century Fox that it will, at 21st Century Fox’s discretion, forego any indemnification with regard to such or all of these matters. The Company’s inability to take actions with respect to these civil matters without 21st Century Fox’s consent or the Company’s adoption of strategies advocated by 21st Century Fox could damage the Company’s reputation or impair the Company’s ability to conduct its business while the taking of any such action by the Company without 21st Century Fox’s consent in breach of the Company’s agreements could increase its liability exposure with regard to such matters and adversely affect the Company’s results of operations and financial condition. See “Item 3. Legal Proceedings” and Note 11 to the Consolidated and Combined Financial Statements of News Corporation for additional information.

There Can Be No Assurance That the Company Will Have Access to the Capital Markets on Terms Acceptable to It.

From time to time the Company may need to access the long-term and short-term capital markets to obtain financing. Although the Company believes that the sources of capital currently in place will permit the Company to finance its operations for the foreseeable future on acceptable terms and conditions, the Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) the Company’s financial performance, (2) the Company’s credit ratings or absence of a credit rating, (3) the liquidity of the overall capital markets and (4) the state of the economy. There can be no assurance, particularly as a new company that currently has no credit rating, that the Company will have access to the capital markets on terms acceptable to it.

The Company May be Unable to Achieve Some or All of the Benefits That It Expects to Achieve as an Independent, Publicly-Traded Company.

By separating from 21st Century Fox, there is a risk that the Company may be more susceptible to market fluctuations and other adverse events than it would have otherwise been while it was still a part of 21st Century Fox. As part of 21st Century Fox, the Company was able to enjoy certain benefits from 21st Century Fox’s operating diversity and access to capital for investments, which benefits are no longer available to the Company after the Separation.

As an independent, publicly-traded company, the Company believes that its businesses will benefit from, among other things, sharpened focus on the financial and operational resources of its specific business, allowing the Company’s management to design and implement a capital structure, corporate strategies and policies that are based primarily on the business characteristics and strategic opportunities of its businesses. The Company anticipates this will allow it to respond more effectively to industry dynamics and to create effective incentives for the Company’s management and employees that are more closely tied to its business performance. However, the Company may not be able to achieve some or all of the expected benefits. If the Company fails to achieve some or all of the benefits in the time it expects, the Company’s business, financial condition and results of operations could be materially and adversely affected.

The Company Has a Very Limited Operating History as an Independent, Publicly-Traded Company, and Its Historical Financial Statements Are Not Necessarily Representative of the Results It Would Have Achieved as an Independent, Publicly-Traded Company and May Not Be Reliable Indicators of Its Future Results.

The Company’s historical financial statements included in this Annual Report do not necessarily reflect the results of operations, cash flows and financial condition that it would have achieved as an independent, publicly-traded company during the periods presented or those that it will achieve in the future, primarily as a result of the following factors:

•

Historically, the Company’s working capital requirements and capital for its general corporate purposes, including acquisitions and capital expenditures, were provided by 21st Century Fox to the extent the Company did not generate sufficient cash flows to cover its cash requirements. 21st Century Fox historically managed and retained the cash generated by the Company. Following the Separation, 21st Century Fox no longer provides the Company with funds to finance its working capital or other cash requirements. Without the opportunity to obtain capital from 21st Century Fox, the Company may need to access capital markets, and there is no guarantee that capital will be available to the Company or available on terms that are as favorable as those it could have obtained when it was part of 21st Century Fox.

•

Prior to the Separation, the Company’s business was operated by 21st Century Fox as part of its broader corporate organization, rather than as an independent company. 21st Century Fox historically performed various corporate functions for the Company, including, but not limited to, tax administration, treasury activities, accounting, legal, ethics and compliance program administration, investor and public relations, certain governance functions (including internal audit) and external reporting. The Company’s historical financial statements reflect allocations of corporate expenses from 21st Century Fox for these and similar functions. However, these allocations may be more or less than the comparable expenses that the Company would have incurred had it operated as an independent, publicly traded company.

•

Other significant changes may occur in the Company’s cost structure, management, financing, business operations, personnel needs, tax and structure as a result of its operation as a company separate from 21st Century Fox. The Company benefited from 21st Century Fox’s operating diversity, size and purchasing power, and it will lose such benefits as an independent company. Additionally, the Company will be entering into transactions with 21st Century Fox that did not exist prior to the Separation.

The Company’s Accounting and Other Management Systems and Resources May Not be Adequately Prepared to Meet the Financial Reporting and Other Requirements to Which It Is Subject Following the Separation. If the Company Is Unable to Achieve and Maintain Effective Internal Controls, Its Results of Operations, Cash Flows and Financial Condition Could Be Materially Adversely Affected.

The Company’s financial results previously were included within the consolidated results of 21st Century Fox, and the Company believes that its reporting and control systems were appropriate for those of subsidiaries of a public company. However, the Company was not directly subject to the reporting and other requirements of the Exchange Act. As a result of the Separation, the Company is directly subject to reporting and other obligations under the Exchange Act. Further, beginning with the Company’s annual report on Form 10-K for the fiscal year ending June 30, 2014, it will be required to comply with Section 404 of the Sarbanes Oxley Act of 2002, which will require annual management assessments of the effectiveness of the Company’s internal control over financial reporting and a report by its independent registered public accounting firm. These reporting and other obligations will place significant demands on the Company’s management and administrative and operational resources, including accounting resources. To comply with these requirements, the Company may need to upgrade its systems, including information technology, and implement additional financial and management controls, reporting systems and procedures. The Company expects to incur additional annual expenses related to these steps, and those expenses may be significant. If the Company is unable to upgrade its financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, the Company’s ability to comply with its financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Certain of the Company’s Directors and Officers May Have Actual or Potential Conflicts of Interest Because of Their Equity Ownership in 21st Century Fox, and Certain of the Company’s Officers and Directors May Have Actual or Potential Conflicts of Interest Because They Also Serve as Officers and/or on the Board of Directors of 21st Century Fox, Which May Result in the Diversion of Corporate Opportunities to 21st Century Fox.

Certain of the Company’s directors and executive officers own shares of 21st Century Fox’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of the Company’s officers and directors also serve as officers and/or as directors of 21st Century Fox, including K. Rupert Murdoch, who serves as the Company’s Executive Chairman and the Chairman and Chief Executive Officer of 21st Century Fox, and Gerson Zweifach, who serves as the Company’s General Counsel and as Senior Executive Vice President and Group General Counsel of 21st Century Fox. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for the Company and 21st Century Fox. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Company and 21st Century Fox regarding the terms of the agreements governing the internal reorganization, the Separation and the relationship thereafter between the companies, including with respect to the indemnification of certain matters. In addition to any other arrangements that the Company and 21st Century Fox may agree to implement, the Company and 21st Century Fox have agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.

The Company’s Restated Certificate of Incorporation acknowledges that the Company’s directors and officers, as well as certain of its stockholders, including K. Rupert Murdoch, certain members of his family and certain family trusts (so long as such persons continue to own, in the aggregate, 10% or more of the voting stock of each of the Company and 21st Century Fox), each of which is referred to as a covered stockholder, are or may become stockholders, directors, officers, employees or agents of 21st Century Fox and certain of its affiliates. The Company’s Restated Certificate of Incorporation provides that any such overlapping person will not be liable to the Company, or to any of its stockholders, for breach of any fiduciary duty that would otherwise exist because such individual directs a corporate opportunity (other than certain limited types of restricted business opportunities set forth in the Company’s restated certificate of incorporation) to 21st Century Fox instead of the Company. As 21st Century Fox does not have a similar provision regarding corporate opportunities in its certificate of incorporation, the provisions in the Company’s Restated Certificate of Incorporation could result in an overlapping person submitting any corporate opportunities other than restricted business opportunities to 21st Century Fox instead of the Company.

Risks Related to the Company’s Common Stock

The Market Price of the Company’s Stock May Fluctuate Significantly

The Company cannot predict the prices at which its common stock may trade. The market price of the Company’s common stock may fluctuate significantly, depending upon many factors, some of which may be beyond its control, including: (1) the Company’s quarterly or annual earnings, or those of other companies in its industry; (2) actual or anticipated fluctuations in the Company’s operating results; (3) success or failure of the Company’s business strategy; (4) the Company’s ability to obtain financing as needed; (5) changes in accounting standards, policies, guidance, interpretations or principles; (6) changes in laws and regulations affecting the Company’s business; (7) announcements by the Company or its competitors of significant new business developments or customers; (8) announcements by the Company or its competitors of significant acquisitions or dispositions; (9) changes in earnings estimates by securities analysts or the Company’s ability to meet its earnings guidance, if any; (10) the operating and stock price performance of other comparable companies; (11) results from material litigation or governmental investigations; (12) changes in capital gains taxes and taxes on dividends affecting stockholders; and (13) overall market fluctuations and general economic conditions.

Certain Provisions of the Company’s Certificate of Incorporation, By-laws, Tax Sharing and Indemnification Agreement, Separation and Distribution Agreement and Delaware Law, the Company’s Stockholder Rights Agreement and the Ownership of the Company’s Common Stock by the Murdoch Family Trust May Discourage Takeovers and the Concentration of Ownership Will Affect the Voting Results of Matters Submitted for Stockholder Approval.

The Company’s Restated Certificate of Incorporation and Amended and Restated By-laws contain certain anti-takeover provisions that may make more difficult or expensive a tender offer, change in control, or takeover attempt that is opposed by the Company’s Board of Directors or certain stockholders holding a significant percentage of the voting power of the Company’s outstanding voting stock. In particular, the Company’s Restated Certificate of Incorporation and Amended and Restated By-laws provide for, among other things:

•	a dual class common equity capital structure;

•	stockholders to remove directors only for cause;

•	a prohibition on stockholders taking any action by written consent without a meeting;

•

special stockholders’ meeting to be called only by the Chief Executive Officer, the Board of Directors, or the holders of not less than 20% of the voting power of the Company’s outstanding voting stock;

•	the requirement that stockholders give the Company advance notice to nominate candidates for election to the Board of Directors or to make stockholder proposals at a stockholders’ meeting;

•	the requirement of an affirmative vote of at least 65% of the voting power of the Company’s outstanding voting stock to amend or repeal its by-laws;

•	certain restrictions on the transfer of the Company’s shares; and

•	the Board of Directors to issue, without stockholder approval, Preferred Stock and Series Common Stock with such terms as the Board of Directors may determine.

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of the Company, even in the case where a majority of the stockholders may consider such proposals, if effective, desirable.

In addition, in connection with the Separation, the Company’s Board of Directors adopted a stockholder rights agreement pursuant to which each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its Class A Common Stock and Class B Common Stock in the event that a person or group acquires beneficial ownership of 15% or more of the then-outstanding Class B Common Stock without approval of the Company’s Board of Directors, subject to exceptions for persons beneficially owning 15% or more of the Company’s Class B Common Stock as of May 24, 2013. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. Acquisitions of shares of the Company’s Class B Common Stock as a result of acquiring additional 21st Century Fox Class B Common Stock prior to the Separation or shares representing the Company’s Class B Common Stock in the when-issued trading market or as a result of the Separation will each be included in determining the beneficial ownership of a person, and all such acquisitions made after May 24, 2013 will be taken into account in determining whether a person is an acquiring person under the terms of the stockholder rights agreement. The rights expire on June 28, 2014, except as otherwise provided in the rights agreement.

Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of September 10, 2013, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of September 10, 2013. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of September 10, 2013. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns and leases various real properties in the U.S., Europe, Australia and Asia that are utilized in the conduct of its businesses. Each of these properties is considered to be in good condition, adequate for its purpose and suitably utilized according to the individual nature and requirements of the relevant operations. The Company’s policy is to improve and replace property as considered appropriate to meet the needs of the individual operation.

United States

The Company’s principal real properties in the U.S. are the following:

(a)	The U.S. headquarters of the Company, located at 1211 Avenue of the Americas, New York, New York and the offices of the Company located at 1185 Avenue of the Americas, New York, New York, each of which are subleased from 21st Century Fox. These spaces include the executive and corporate offices of the Company, the executive and editorial offices of Dow Jones, the editorial offices of the Post, the executive offices of NAM and the corporate offices of Amplify;

(b)	The leased offices of HarperCollins U.S. in New York, New York;

(c)	The leased office and warehouse facilities of HarperCollins U.S. in Scranton, Pennsylvania;

(d)	The owned office and warehouse facilities of Thomas Nelson in Nashville, Tennessee;

(e)	The leased printing plant of the Post located in Bronx, New York;

(f)	The leased offices of Amplify in Brooklyn, New York; and

(g)	The office space campus owned by the Company in South Brunswick, New Jersey.

Europe

The Company’s principal real properties in Europe are the following:

(a)	The newspaper production and printing facilities for its U.K. newspapers, which consist of:

1.	The leased office space at each of Thomas More Square, London, England; Fleet House, Peterborough, England; Dublin, Ireland and Glasgow City Centre, Scotland; and

2.	The freehold interests in each of a publishing and printing facility in Broxbourne, England and printing facilities in Knowsley, England and North Lanarkshire, Scotland.

(b)	The leased headquarters and editorial offices of HarperCollins Publishers Limited in London, England;

(c)	The leased executive and editorial offices of Dow Jones in London, England; and

(d)	The leased warehouse and office facilities of HarperCollins Publishers Limited in Glasgow, Scotland.

In July 2013, the Company agreed on a plan to move the London operations of News UK, Dow Jones and HarperCollins to a centralized site in The Place, located in London’s Southwark borough. Relocation is expected to begin in the summer of 2014.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The Australian newspaper production and printing facilities which consist of:

1.	The Company-owned print center and office building in Sydney, Australia at which The Australian, the Daily Telegraph and The Sunday Telegraph are printed and published;

2.	The Company-owned print center and the leased office facility in Melbourne, Australia at which Herald-Sun and the Sunday Herald-Sun are printed and published;

3.	The Company-owned print center and office building in Adelaide, Australia utilized in the printing and publishing of The Advertiser and The Sunday Mail;

4.	The Company-owned print center and office building in Brisbane, Australia at which The Courier Mail and Sunday Mail are printed and published;

5.	The two Company-owned buildings in Perth, Australia used to print and publish The Sunday Times;

(b)	The leased offices and studios of FOX SPORTS Australia in Sydney, Australia;

(c)	The leased offices and studios of FOX SPORTS Australia in Melbourne, Australia;

(d)	The leased corporate offices of REA Group in Melbourne, Australia; and

(e)	The leased office space of Dow Jones in Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

The Company routinely is involved in legal proceedings, claims and governmental inspections or investigations, or other legal matters, arising in the ordinary course of its business.

U.K. Newspaper Matters and Related Investigations and Litigation

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. was filed on behalf of all purchasers of 21st Century Fox’s common stock between March 3, 2011 and July 11, 2011, in the U.S. District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Exchange Act, alleging that false and misleading statements were issued regarding alleged acts of voicemail interception at The News of the World. The suit named as defendants 21st Century Fox, Rupert Murdoch, James Murdoch and Rebekah Brooks, and sought compensatory damages, rescission for damages sustained, and costs.

On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff in the litigation and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint was to be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. Defendants have filed their motions to dismiss, which are pending. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action.

In addition, U.K. and U.S. regulators and governmental authorities continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The investigation by the DOJ is directed at conduct that occurred within 21st Century Fox prior to the creation of the Company. Accordingly, 21st Century Fox has been and continues to be responsible for responding to the DOJ investigation. The Company, together with 21st Century Fox, is cooperating with these investigations.

The Company has admitted liability in many civil cases related to the voicemail interception allegations and has settled many cases. The Company also announced a private compensation scheme under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. The Company incurred legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $183 million and $199 million during the years ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $66 million. It is not possible to estimate the liability for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including certain of the liabilities recorded by the Company in the fiscal year ended June 30, 2013. Accordingly, the Company also recorded an indemnification asset of approximately $40 million as of June 30, 2013.

In connection with the Separation, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox will indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. In addition, violations of law may result in criminal fines or penalties for which the Company will not be indemnified by 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

HarperCollins

Commencing on August 9, 2011, twenty-nine purported consumer class actions were filed in the U.S. District Courts for the Southern District of New York and for the Northern District of California, which relate to the decisions by certain publishers, including HarperCollins Publishers L.L.C., to begin selling their e-books pursuant to an agency relationship. The Judicial Panel on Multidistrict Litigation transferred the various class actions to the Honorable Denise L. Cote in the Southern District of New York. On January 20, 2012, plaintiffs filed a consolidated amended complaint, again alleging that certain named defendants, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for e-books. The actions sought as relief treble damages, injunctive relief and attorney’s fees. On June 21, 2013, plaintiffs filed a motion for preliminary approval of a settlement with HarperCollins, among others, for a class of consumers residing in Minnesota, which is the only state that did not sign onto the settlement agreement with the Attorneys General discussed below, approval of which bars consumers in the other states and territories from participating in these class actions. On August 5, 2013, Judge Cote granted preliminary approval of the Minnesota consumer settlement. While the settlement agreement is still subject to final approval by the court, the Company believes that the proposed settlement will not have a material impact on the results of operations or the financial position of the Company. However, the Company can make no assurances that the proposed settlement will receive final approval. Additional information about In re MDL Electronic Books Antitrust Litigation, Civil Action No. 11-md-02293 (DLC), can be found on Public Access to Court Electronic Records (PACER).

Following an investigation, on April 11, 2012, the DOJ filed an action in the U.S. District Court for the Southern District of New York against certain publishers, including HarperCollins, and Apple, Inc. The DOJ’s complaint alleged antitrust violations relating to defendants’ decisions to begin selling e-books pursuant to an agency relationship. The case was assigned to Judge Cote. Simultaneously, the DOJ announced that it had reached a proposed settlement with three publishers, including HarperCollins, and filed a Proposed Final Judgment and related materials detailing that agreement. Among other things, the Proposed Final Judgment required that HarperCollins terminate its agreements with certain e-book retailers and placed certain restrictions on any agreements subsequently entered into with such retailers. On September 5, 2012, Judge Cote entered the Final Judgment. Additional information about the Final Judgment can be found on the DOJ’s website.

Following an investigation, on April 11, 2012, 16 State Attorneys General led by Texas and Connecticut (the “AGs”) filed a similar action against certain publishers and Apple, Inc. in the Western District of Texas. On April 26, 2012, the AGs’ action was transferred to Judge Cote. On May 17, 2012, 33 AGs filed a second amended complaint. As a result of a memorandum of understanding agreed upon with the AGs for Texas and Connecticut, HarperCollins was not named as a defendant in this action. Pursuant to the terms of the memorandum of understanding, HarperCollins entered into a settlement agreement with the AGs for Texas, Connecticut and Ohio on June 11, 2012. By August 28, 2012, forty-nine states (all but Minnesota) and five U.S. territories had signed on to that settlement agreement. On August 29, 2012, the AGs simultaneously filed a complaint against HarperCollins and two other publishers, a motion for preliminary approval of that settlement agreement and a proposed distribution plan. On September 14, 2012, Judge Cote granted the AGs’ motion for preliminary approval of the settlement agreement and approved the AGs’ proposed distribution plan. Notice was subsequently sent to potential class members, and a fairness hearing took place on February 8, 2013 at which Judge Cote gave final approval to the settlement. The settlement is now effective, and the final judgment bars consumers from states and territories covered by the settlement from participating in the class actions.

On October 12, 2012, HarperCollins received a Civil Investigative Demand from the Attorney General from the State of Minnesota (the “Minnesota AG”). HarperCollins complied with the Demand on November 16, 2012. On June 26, 2013, the Minnesota AG filed a petition for an order approving an assurance of discontinuance in the Second Judicial District Court for the State of Minnesota, wherein Minnesota agreed to cease its investigation and not seek further legal remedies relating to or arising from the alleged conduct. On June 28, 2013, Judge Gary Bastion signed an order approving the discontinuance.

The European Commission conducted an investigation into whether certain companies in the book publishing and distribution industry, including HarperCollins, violated the antitrust laws by virtue of the switch to the agency model for e-books. HarperCollins settled the matter with the European Commission on terms substantially similar to the settlement with the DOJ. On December 13, 2012, the European Commission formally adopted the settlement.

Commencing on February 24, 2012, five purported consumer class actions were filed in the Canadian provinces of British Columbia, Quebec and Ontario, which relate to the decisions by certain publishers, including HarperCollins, to begin selling their e-books in Canada pursuant to an agency relationship. The actions seek as relief special, general and punitive damages, injunctive relief and the costs of the litigations. While it is not possible to predict with any degree of certainty the ultimate outcome of these class actions, HarperCollins believes it was compliant with applicable antitrust and competition laws and intends to defend itself vigorously.

In July 2012, HarperCollins Canada, a wholly-owned subsidiary of HarperCollins, learned that the Canadian Competition Bureau (“CCB”) had commenced an inquiry regarding the sale of e-books in Canada. HarperCollins currently is cooperating with the CCB with respect to its inquiry. While it is not possible to predict with any degree of certainty the ultimate outcome of the inquiry, HarperCollins believes it was compliant with applicable antitrust and competition laws.

On February 15, 2013, a purported class of independent bricks-and-mortar bookstores filed an action in the U.S. District Court for the Southern District of New York entitled The Book House of Stuyvesant Plaza, Inc, et. al. v. Amazon.com, Inc., et. al, which relates to the digital rights management protection (“DRM”) of certain publishers’, including HarperCollins’, e-books being sold by Amazon.com, Inc. Plaintiffs filed an Amended Complaint on March 21, 2013. The case involves allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust laws by virtue of requiring DRM protection. The action seeks declaratory and injunctive relief, reasonable costs and attorneys’ fees. On April 1, 2013, Defendants moved to dismiss the Amended Complaint. The court heard oral argument on Defendants’ motion to dismiss on April 25, 2013. Additional information about The Book House Of Stuyvesant Plaza, Inc. et al v. Amazon.Com, Inc. et al., Civil Action No. 1:13-cv-01111-JSR, can be found on PACER. While it is not possible to predict with any degree of certainty the ultimate outcome of this class action, HarperCollins believes it was compliant with applicable antitrust laws and intends to defend itself vigorously.

The Company is not able to predict the ultimate outcome or cost of the unresolved HarperCollins matters described above. During the years ended June 30, 2013 and 2012, the legal and professional fees and settlements incurred in connection with these matters were not material, and as of June 30, 2013, the Company did not have a material accrual related to these matters.

Other

On August 16, 2013, in connection with a pending action in the United States District Court for the Eastern District of Michigan in which The Dial Corporation, H.J. Heinz Company and Foster Poultry Farms (with Foster Poultry Farms as proposed class representative on behalf of putative classes of purchasers) have alleged various claims under federal and state antitrust law against News Corporation, News America Incorporated, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (together, the “NAM Group”), plaintiffs filed a motion for leave to file a third amended complaint, with plaintiffs The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC, BEF Foods, Inc., and Spectrum Brands, Inc. now asserting the same federal and state antitrust claims both individually and on behalf of the two putative classes in connection with plaintiffs’ purchase of in-store marketing services and free-standing insert coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees. The NAM Group’s motion to transfer the action to the Southern District of New York, which the magistrate judge recommended be granted, is still pending before the district court judge.

In a parallel action, News America Marketing FSI L.L.C. and News America Marketing In-Store Services L.L.C. have filed a complaint in the United States District Court for the Southern District of New York against The Dial Corporation H.J. Heinz Company, H.J. Heinz Company L.P. and Foster Poultry Farms, seeking a declaratory judgment that plaintiffs did not violate federal or state antitrust laws and for damages for breach of contract. On August 28, 2013, the defendants filed a motion to dismiss.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it was compliant with applicable antitrust laws and intends to defend itself vigorously.

In addition, the Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its consolidated financial condition, future results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The NASDAQ Global Select Market (“NASDAQ”), its principal market, under the symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A Common Stock and Class B Common Stock are listed and traded on the Australian Securities Exchange (“ASX”) under the symbols “NWSLV” and “NWS,” respectively. As of June 30, 2013, there were approximately 28,000 holders of record of shares of Class A Common Stock and 900 holders of record of shares of Class B Common Stock. News Corporation’s Class A Common Stock and Class B Common Stock began regular-way trading on NASDAQ on July 1, 2013.

The following table sets forth the reported high and low sales prices for the Class A Common Stock and Class B Common Stock on NASDAQ during the fourth quarter of fiscal 2013, beginning from June 19, 2013, the date that the Class A Common Stock and Class B Common Stock began trading in the “when-issued” market, as reported on NASDAQ:

	Class B Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal year ended June 30, 2013:
Fourth Quarter (since June 19, 2013)	$15.80	$15.37	$15.80	$15.25

Dividend Policy

The Company expects to pay regular cash dividends in the future, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of its Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants (if any), other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. The Board of Directors has not yet declared any cash dividends and cannot provide any assurances that any dividends will be declared or paid.

Issuer Purchases of Equity Securities

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. Through September 10, 2013 the Company has not repurchased any Class A Common Stock. All decisions regarding any future stock repurchases will be at the sole discretion of a duly appointed committee of the Board of Directors and management. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors.

ITEM 6.	SELECTED HISTORICAL CONSOLIDATED AND COMBINED FINANCIAL DATA

The selected consolidated and combined financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the fiscal years ended June 30,
	2013 (a)	2012 (a)	2011 (a)	2010 (b)	2009 (c)
	(in millions except per share information)
STATEMENT OF OPERATIONS DATA:
Revenues	$8,891	$8,654	$9,095	$8,752	$8,338
Net income (loss) attributable to News Corporation stockholders	506	(2,075)	678	243	(2,365)
Income (loss) attributable to News Corporation stockholders per share—basic(d)	0.87	(3.58)	1.17	0.42	(4.08)
Income (loss) attributable to News Corporation stockholders per share—diluted(d)	0.87	(3.58)	1.17	0.42	(4.08)

	As of June 30,
	2013 (e)	2012	2011	2010	2009
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$2,381	$1,133	$2,022	$1,080	$844
Total assets	15,643	13,090	17,008	14,326	14,776
Redeemable preferred stock	20	—	—	—	—

(a)

See Notes 3, 4, 5, 7 and 12 to the Consolidated and Combined Financial Statements of News Corporation for information with respect to significant acquisitions, disposals, impairment charges, restructuring charges, legal settlements and other transactions during fiscal 2013, 2012 and 2011.

(b)

Fiscal 2010 results included the contribution of the Dow Jones Indexes business to a joint venture formed with CME Group, Inc. and the sale of the Company’s investment in STOXX AG, a European market index provider (“STOXX”). The Company received $903 million in cash proceeds from these transactions in fiscal 2010.

(c)

Fiscal 2009 results included non-cash impairment charges of approximately $3.1 billion ($2.8 billion, net of tax) consisting of a write-down of $2.4 billion of goodwill, a write-down of intangible assets of $0.5 billion and a write-down of fixed assets of $0.2 billion. In fiscal 2009, the Company recorded restructuring charges of approximately $111 million consisting of $78 million recorded at the newspaper businesses and $33 million recorded at the book publishing business.

(d)

On June 28, 2013, (the “Distribution Date”), approximately 579 million shares of News Corporation common stock were distributed to 21st Century Fox shareholders of record on June 21, 2013. This initial share amount is being utilized for the calculation of both basic and diluted earnings per share for all years presented that ended prior to the Distribution Date as no News Corporation common stock or equity-based awards were outstanding prior to June 28, 2013. The dilutive effect of the Company’s equity-based awards which were issued in connection with the Separation and the conversion of outstanding 21st Century Fox awards to News Corporation awards is included in the computation of diluted earnings per share in the period subsequent to the Separation.

(e)

In accordance with the Separation and Distribution Agreement, the Company’s target aggregate cash and cash equivalents balance at the Distribution Date was approximately $2.6 billion. As of June 30, 2013, the Company had cash and cash equivalents of approximately $2.4 billion. The remaining $207 million will be received from 21st Century Fox during the first quarter of fiscal 2014 and is recorded in Amounts due from 21st Century Fox on the Consolidated and Combined Balance Sheets as of June 30, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K (the “Annual Report”). The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the Consolidated and Combined Financial Statements of News Corporation and related notes set forth elsewhere in this Annual Report.

INTRODUCTION

News Corporation (together with its subsidiaries, “News Corporation” or the “Company”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, cable network programming in Australia, digital real estate services, book publishing, digital education and pay-TV distribution in Australia.

The Separation and Distribution

On June 28, 2013 (the “Distribution Date”), the Company completed the separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”). As of the effective time of the Separation, all of the outstanding shares of the Company were distributed to 21st Century Fox stockholders based on a distribution ratio of one share of Company Class A or Class B Common Stock for every four shares of 21st Century Fox Class A or Class B Common Stock, respectively, held of record as of June 21, 2013. Following the Separation, the Company’s Class A and Class B Common Stock began trading independently on NASDAQ, and CDIs representing the Company’s Class A and Class B Common Stock began trading on the ASX. In connection with the Separation, the Company entered into the separation and distribution agreement (the “Separation and Distribution Agreement”) and certain other related agreements which govern the Company’s relationship with 21st Century Fox following the Separation. (See Note 11 to the Consolidated and Combined Financial Statements of News Corporation).

Basis of presentation

Prior to the Separation, the Company’s combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of 21st Century Fox. The Company’s financial statements as of June 30, 2012 and for the fiscal years ended June 30, 2012 and 2011 are on a combined basis and presented as carve-out financial statements as the Company was not a separate consolidated group prior to the Distribution Date. These statements reflect the combined historical results of operations, financial position and cash flows of 21st Century Fox’s publishing businesses, its education division and other Australian assets. Subsequent to the Distribution Date, the Company’s financial statements as of and for the year ended June 30, 2013 are presented on a consolidated basis as the Company became a separate consolidated group.

The Company’s consolidated and combined statements of operations (the “Statements of Operations”) for the fiscal years ended June 30, 2013, 2012 and 2011 include allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined or consolidated revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying the combined and consolidated financial statements (the “Financial Statements”), including the assumptions regarding allocating general corporate expenses from 21st Century Fox are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect the Company’s consolidated and combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The Company’s consolidated balance sheet as of June 30, 2013 consists of the Company’s consolidated balances, subsequent to the Separation. The balances reflect the assets and liabilities that were historically included in 21st Century Fox’s publishing business, its education division and other Australian assets, as well as assets and liabilities transferred to the Company as part of the internal reorganization. All assets and liabilities included in the Company’s consolidated balance sheet are recorded on a historical cost basis. The Company’s combined balance sheet as of June 30, 2012 consists of the combined balances of 21st Century Fox’s publishing businesses, its education division and other Australian assets. The consolidated and combined balance sheets will be referred to as the “Balance Sheets” herein.

The Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All intracompany transactions and accounts within News Corporation have been eliminated for the Financial Statements.

For purposes of the Company’s Financial Statements for periods prior to the Separation, income tax expense has been recorded as if the Company filed tax returns on a stand-alone basis separate from 21st Century Fox. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a stand-alone enterprise for the periods prior to the Distribution Date. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Separation. Prior to the Distribution Date, the Company’s operating results were included in 21st Century Fox’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, the Company will file its initial U.S. income tax returns for the period June 29, 2013, through June 30, 2013.

The income tax accounts reflected in the Balance Sheets as of June 30, 2013 include income taxes payable and deferred taxes allocated to the Company at the time of the Separation. The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations for the fiscal periods presented. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during fiscal 2012, fiscal 2013 or early fiscal 2014 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three fiscal years ended June 30, 2013, respectively. This analysis is presented on both a consolidated or combined basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three fiscal years ended June 30, 2013, respectively, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of June 30, 2013.

•

Critical Accounting Policies—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2 to the accompanying Consolidated and Combined Financial Statements of News Corporation summarizes the Company’s significant accounting policies, including the critical accounting policy discussion found in this section.

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the global product offerings of The Wall Street Journal and Barron’s publications, The Wall Street Journal Digital Network (“WSJDN”) and the Company’s suite of information services including DJX, Dow Jones Newswires and Factiva. In addition to WSJ.com and Barrons.com, WSJDN includes MarketWatch, AllThingsD and related services. The Company launched DJX in April 2013 as a bundle of underlying products, including Factiva, Dow Jones Newswires (including the new DJ Dominant wire), certain Private Markets products (e.g., Venturesource, LP Source), certain Risk & Compliance products, WSJ.com and Barrons.com. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes the integrated marketing services business, News America Marketing (“NAM”), a leading provider of free-standing coupon inserts, in-store marketing products and digital marketing solutions. NAM’s customers include many of the largest consumer packaged goods advertisers in the U.S. and Canada.

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia with seven standard definition television channels, high definition versions of five of these channels, an interactive viewing application and one IPTV channel and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League, international cricket as well as the National Football League (“NFL”). Prior to the November 2012 acquisition of the portion of FOX SPORTS Australia that it did not own, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company now owns 100% of FOX SPORTS Australia and its results are included within this new segment.

•

Digital Real Estate Services—The Company owns 61.6% of REA Group Limited (“REA Group”), a publicly traded company listed on the Australian Securities Exchange (“ASX”) (ASX: REA) that is a leading digital advertising business specializing in real estate services. REA Group operates Australia’s largest residential property website, realestate.com.au, as well as Australia’s leading commercial property website, realcommercial.com.au. REA Group also operates a market-leading Italian property site, casa.it, and other property sites and apps in Europe and Hong Kong.

•

Book Publishing—The Book Publishing segment consists of HarperCollins which is one of the largest English-language consumer publishers in the world, with particular strengths in general fiction, nonfiction, children’s and religious publishing, and an industry leader in digital publishing. HarperCollins includes over 60 branded publishing imprints including Avon, Harper, HarperCollins Children’s Publishers, William Morrow and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as J.R.R. Tolkien, Paulo Coelho, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon and To Kill a Mockingbird.

•

Other—The Other segment consists of Amplify, the corporate Strategy and Creative Group, general corporate overhead expenses and costs related to the U.K. Newspaper Matters. Amplify focuses on three areas of business: data and analytics; digital curriculum; and distribution platforms for education. The Company’s corporate Strategy and Creative Group has been formed to identify new products and services across its businesses to increase revenues and profitability.

News and Information Services

Revenue at the News and Information Services segment is derived from the sale of advertising space, circulation and subscriptions, as well as licensing. Adverse changes in general market conditions for advertising may continue to affect revenues. Circulation and subscription revenues can be greatly affected by changes in the prices of the Company’s and/or competitors’ products, as well as by promotional activities.

Operating expenses include costs related to paper, production, distribution, editorial and commissions. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead.

The News and Information Services segment’s advertising volume, circulation and the price of paper are the key variables whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume, circulation and paper prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. The Company continues to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s expenses are affected by the cyclical increases and decreases in the price of paper. The News and Information Services segment’s products compete for readership and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation and subscriptions is based on the content of the products provided, pricing and, from time to time, various promotions. The success of these products also depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising is based upon the reach of the products, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, distribution and quality of readership demographics.

Like other newspaper groups, the Company faces challenges to its traditional print business model from new media formats and shifting consumer preferences. The Company is also exposed to the impact of long-term structural movements in advertising spending, in particular, the move in classified advertising from print to digital. These new media formats could impact the Company’s overall performance, positively or negatively.

As a multi-platform news provider, the Company recognizes the importance of maximizing revenues from new media, both in terms of paid-for content and in new advertising models, and continues to invest in its digital products. The development of technologies such as smartphones, tablets and similar devices and their related applications provides continued opportunities for the Company to make its journalism available to a new audience of readers, introduce new or different pricing schemes, develop its products to continue to attract advertisers and/or affect the relationship between publisher and consumer. The Company continues to develop and implement strategies to exploit its content in new media channels, including the implementation of digital subscriptions.

Cable Network Programming

The Cable Network Programming segment consists of FOX SPORTS Australia which offers the following channels: FOX SPORTS 1, FOX SPORTS 2, FOX SPORTS 3, FOX FOOTY, FOX SPORTS NEWS, FUEL TV and SPEED. Revenue is derived from monthly affiliate fees received from cable and satellite television systems, and other distribution systems based on the number of subscribers.

FOX SPORTS Australia competes primarily with ESPN, the FTA channels and certain telecommunications companies in Australia.

The most significant operating expenses of the Cable Network Programming segment are the acquisition and production expenses related to programming and the expenses related to operating the technical facilities of the cable network. Other expenses include promotional expenses related to improving the market visibility and awareness of the cable network and its programming. Additional expenses include sales commissions paid to the in-house advertising sales force, as well as salaries, employee benefits, rent and other routine overhead expenses.

Digital Real Estate Services

The Digital Real Estate Services segment sells online advertising services on its residential real estate and commercial property sites. Significant expenses associated with these sites include development costs, advertising and promotional expenses, salaries, employee benefits and other routine overhead expenses.

Consumers are increasingly turning to the Internet and mobile devices for real estate information. The Digital Real Estate Services segment’s success depends on its continued innovation to provide products and services that make its websites and mobile applications useful for consumers and real estate and mortgage professionals and attractive to its advertisers.

Book Publishing

The Book Publishing segment derives revenues from the sale of general fiction, nonfiction, children’s and religious books in the U.S. and internationally. The revenues and operating results of the Book Publishing segment are significantly affected by the timing of releases and the number of its books in the marketplace. The book publishing marketplace is subject to increased periods of demand in the summer months and during the end-of-year holiday season. This marketplace continues to change due to technical innovations, electronic book devices and other factors. Each book is a separate and distinct product, and its financial success depends upon many factors, including public acceptance.

Major new title releases represent a significant portion of the Book Publishing segment’s sales throughout the fiscal year. Print-based consumer books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Book Publishing segment is subject to global trends and local economic conditions.

Operating expenses for the Book Publishing segment include paper, printing, authors’ royalties, editorial, promotional, art and design expenses. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

The book publishing business has been affected in recent years by new electronic distribution methods and models and the Company expects that electronic books (“e-books”) will represent an increasing portion of book publishing revenues in coming years.

Other

The Other segment primarily consists of Amplify, the corporate Strategy and Creative Group, general corporate overhead expenses and costs related to the U.K. Newspaper Matters. Amplify, the Company’s digital education business concentrating on the K-12 learning market, is focused on transforming teaching and learning by creating and scaling digital innovations in three areas:

•

Amplify Insight, Amplify’s data and analytics division, which formerly operated under the brand Wireless Generation, Inc. (“Wireless Generation”) commenced operations in 2000 and was acquired in fiscal 2011. Amplify Insight provides powerful assessment products and services to support staff and technology development, including student assessment tools and analytic technologies, intervention programs, enterprise education information systems, and professional development and consulting services.

•

Amplify Learning, Amplify’s nascent digital curriculum business, is developing new content in English Language Arts, Science and Math, including software that will combine interactive, game-like experiences with rigorous analytics, all driven by adaptive technologies that respond to individual students’ needs as they evolve. Amplify Learning’s digital curriculum will incorporate the new Common Core State Standards that is expected to be implemented in 45 states beginning with the 2014-2015 school year.

•

Amplify Access, Amplify’s distribution platform business, is developing new distribution and delivery mechanisms, consists of an open tablet-based distribution platform that will offer curated third-party as well as proprietary curricular and extracurricular content, sophisticated analytic capabilities, a tablet, and 4G connectivity through a subscription-based bundle optimized for the K-12 market to facilitate personalized instruction and enable anywhere, anytime learning.

Significant expenses associated with the Company’s digital education business include salaries, employee benefits and other routine overhead. The Company’s corporate Strategy and Creative group was formed to identify new products and services across the Company’s businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

Other Business Developments

In July 2011, 21st Century Fox announced that it would close its publication, The News of the World, after allegations of voicemail interception and payments to public officials. As a result of 21st Century Fox’s approval of the shutdown of The News of the World, 21st Century Fox reorganized portions of the U.K. newspaper business and recorded restructuring charges in fiscal 2013 and 2012, primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. (See Note 4 to the Consolidated and Combined Financial Statements of News Corporation). 21st Century Fox and the Company are subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities relating to voicemail interception, illegal data access, inappropriate payments to public officials and obstruction of justice at The News of the World and The Sun and related matters (the “U.K. Newspaper Matters”). The investigation by the U.S. Department of Justice (the “DOJ”) is directed at conduct that occurred within 21st Century Fox prior to the creation of the Company. Accordingly, 21st Century Fox has been and continues to be responsible for responding to the DOJ investigation. The Company, together with 21st Century Fox, is cooperating with these investigations. In addition, the Company has admitted liability in many civil cases related to the voicemail interception allegations and has settled many cases. The Company has established a Management & Standards Committee (the “MSC”) to continue and complete the responsibilities of the Management & Standards Committee that had been created by 21st Century Fox (the “Fox MSC”). The MSC is authorized to, among other things, respond to civil claims and lawsuits, ensure cooperation with all relevant investigations and inquiries into the U.K. Newspaper Matters, while ensuring that the rights of all parties are protected, and address all other related issues. The MSC has one independent member, Lord Grabiner QC, who served as independent Chairman of the Fox MSC. Gerson Zweifach, the Company’s General Counsel, serves as Lead Member of the MSC with respect to civil and parliamentary matters, and David Pitofsky, the Company’s Deputy General Counsel, serves as Lead Member with respect to criminal and regulatory matters. Messrs. Zweifach and Pitofsky report to the independent members of the Board of Directors through their representative Peter Barnes, the Company’s Lead Director and Chairman of the Company’s Audit Committee.

In July 2012, the Company acquired Thomas Nelson, Inc. (“Thomas Nelson”), one of the leading Christian book publishers in the U.S., for approximately $200 million in cash.

In July 2012, the Company acquired Australian Independent Business Media Pty Limited (“AIBM”) for approximately $30 million in cash. AIBM publishes a subscription-based online newsletter for investors and a business news and commentary website.

In November 2012, the Company acquired Consolidated Media Holdings Ltd. (“CMH”), a media investment company that operates in Australia, for approximately $2 billion in cash and assumed debt of approximately $235 million. This acquisition supports the Company’s strategic priority of acquiring greater control of investments that complement its portfolio of businesses. CMH owned a 25% interest in Foxtel through its 50% interest in FOX SPORTS Australia. Foxtel is the largest pay-TV provider in Australia, serving approximately 2.4 million subscribing households in Australia, or over 30% of the country’s population as of June 30, 2013. Foxtel’s 200-plus channel selection (which includes standard definition channels, high definition versions of some of those channels, and audio and interactive channels) provides premium and exclusive content and a wide array of digital and mobile features. The remaining 50% of Foxtel is owned by Telstra Corporation Limited, one of Australia’s leading telecommunications companies. The acquisition doubled the Company’s stakes in FOX SPORTS Australia and Foxtel to 100% and 50%, respectively. Accordingly, the results of FOX SPORTS Australia have been included within a new Cable Network Programming segment in the Company’s consolidated results of operations since November 2012. Prior to November 2012, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company’s investment in Foxtel is accounted for under the equity method of accounting.

In March 2013, the Company sold its 44% equity interest in SKY Network Television Ltd. for approximately $675 million.

In April 2013, the Company sold its remaining 10% investment in the Dow Jones Indexes business to CME. Since 2010, the Company has divested all of its interests in the Dow Jones Indexes business and STOXX and received cumulative proceeds of approximately $1 billion.

In September 2013, the Company sold the Dow Jones Local Media Group, which operates eight daily and 15 weekly newspapers in seven states.

RESULTS OF OPERATIONS

Results of Operations—Fiscal 2013 versus Fiscal 2012

The following table sets forth the Company’s operating results for fiscal 2013 as compared to fiscal 2012.

	For the fiscal years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$4,346	$4,693	$(347)	(7)%
Circulation and Subscription	2,669	2,365	304	13%
Consumer	1,286	1,123	163	15%
Other	590	473	117	25%

Total Revenues	8,891	8,654	237	3%
Operating expenses	(5,420)	(5,122)	(298)	6%
Selling, general and administrative	(2,783)	(2,750)	(33)	1%
Depreciation and amortization	(548)	(483)	(65)	13%
Impairment and restructuring charges	(1,737)	(2,763)	1,026	(37)%
Equity earnings of affiliates	100	90	10	11%
Interest, net	77	56	21	38%
Other, net	1,593	(59)	1,652	* *

Income (loss) before income tax benefit	173	(2,377)	2,550	* *
Income tax benefit	374	337	37	11%

Net income (loss)	547	(2,040)	2,587	* *
Less: Net income attributable to noncontrolling interests	(41)	(35)	(6)	17%

Net income (loss) attributable to News Corporation	$506	$(2,075)	$2,581	* *

**	not meaningful

Revenues—Revenues increased 3% for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to the inclusion of revenues resulting from the consolidation of FOX SPORTS Australia and the acquisition of Thomas Nelson (the “Acquisitions”) of approximately $324 million and $172 million, respectively, and higher U.K. newspaper revenues of approximately $89 million principally due to the inclusion of revenues from the launch of the Sunday edition of The Sun in February 2012. Also contributing to the revenue increase was higher advertising revenues at the Digital Real Estate Services segment of $59 million. These increases were partially offset by lower revenues at the Australian newspapers of $350 million, primarily reflecting lower newspaper advertising revenues principally due to the continued challenging economic environment in Australia, and lower revenues at Dow Jones of $76 million reflecting lower advertising revenues.

Operating Expenses—Operating expenses increased 6% for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to the inclusion of operating expenses related to the Acquisitions of $370 million, partially offset by a $96 million decrease in operating expenses at the News and Information Services segment primarily due to lower printing, production and distribution expenses resulting from decreased revenues.

Selling, general and administrative expenses—Selling, general and administrative expenses increased 1% for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to a $99 million increase at the Other segment, the inclusion of $35 million in expenses resulting from the Acquisitions and higher expenses of $20 million in the Digital Real Estate Services segment directly relating to revenue growth supporting innovation, development and the sale of real estate advertising products. These increases were partially offset by lower expenses of $87 million at the News and Information Services segment principally resulting from the positive impact of cost savings initiatives and lower litigation settlement costs at the Book Publishing segment of approximately $25 million related to an e-books antitrust action that settled in fiscal 2012.

Depreciation and amortization—Depreciation and amortization increased 13% for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to the inclusion of expenses resulting from the Acquisitions of approximately $32 million and higher depreciation expense at the News and Information Services segment of $25 million.

Impairment and restructuring charges—During the fourth quarter of fiscal 2013, as part of the Company’s long-range planning process in preparation for the Separation, the Company adjusted its future outlook and related strategy principally with respect to the News and Information Services business in Australia and secondarily with respect to the News and Information Services businesses in the U.S. These adjustments reflect adverse trends affecting the Company’s News and Information Services segment, including declines in advertising revenue and continued declines in the economic environment in Australia, and resulted in a reduction in expected future cash flows. As a result, the Company determined that the fair value of these reporting units declined below their respective carrying values and recorded non-cash impairment charges of approximately $1.4 billion ($1.1 billion, net of tax) in the fiscal year ended June 30, 2013. The charges primarily consisted of a write-down of the Company’s goodwill of $494 million, a write-down of intangible assets (primarily newspaper mastheads) of $862 million, and a write-down of fixed assets of $46 million. The impairment charges also include $42 million for the potential sale of assets at values below their carrying values.

During the fourth quarter of fiscal 2012, the Company completed its annual impairment review of goodwill and indefinite-lived intangible assets. As a result of the impairment review performed, the Company recorded non-cash impairment charges of approximately $2.6 billion ($2.2 billion, net of tax) for the fiscal year ended June 30, 2012. The charges consisted of a write-down of goodwill of approximately $1.3 billion and a write-down of the indefinite-lived intangible assets (primarily newspaper mastheads and distribution networks) of approximately $1.3 billion. These impairment charges were primarily the result of adverse trends affecting several businesses in the Company’s News and Information Services segment, including secular declines in the economic environment in Australia, a decline in in-store advertising spend by consumer packaged goods manufacturers in the U.S. and lower forecasted revenues from certain businesses utilizing various trade names owned by the Company’s newspaper operations. The charges also reflected the expected sale of certain assets at a value below their carrying value.

In fiscal 2013, the Company recorded restructuring charges of $293 million, of which $276 million related to the newspaper businesses. The restructuring charges primarily related to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper businesses. The restructuring charges recorded are primarily for termination benefits in Australia and contract termination payments in the U.K.

In fiscal 2012, the Company recorded restructuring charges of $156 million, of which $151 million related to the newspaper businesses. The Company commenced the reorganization of portions of the newspaper businesses and recorded restructuring charges primarily for termination benefits as a result of the shutdown of The News of the World, certain organizational restructurings at other newspapers and the shutdown of a regional newspaper.

Equity earnings of affiliates—Equity earnings of affiliates increased $10 million for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to the Company’s increased ownership interest in Foxtel and lower losses at other equity affiliates, partially offset by the consolidation of FOX SPORTS Australia and the sale of the Company’s investment in SKY Network Television Ltd.

	For the fiscal years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Foxtel(a)	$66	$31	$35	* *
Pay television and cable network programming equity affiliates(b)	51	83	(32)	(39)%
Other equity affiliates	(17)	(24)	7	(29)%

Total Equity earnings of affiliates	$100	$90	$10	11%

**	not meaningful
(a)	The Company owned 25% of Foxtel through November 2012. In November 2012, the Company increased its ownership in Foxtel to 50% as a result of the CMH acquisition.
(b)

Includes equity earnings of FOX SPORTS Australia and SKY Network Television Ltd. The Company acquired the remaining interest in FOX SPORTS Australia in November 2012 as a result of the CMH acquisition and sold its investment in SKY Network Television Ltd. in March 2013. The results of FOX SPORTS Australia have been included within a new Cable Network Programming segment in the Company’s consolidated results of operations since November 2012.

Interest, net—Interest, net for the fiscal year ended June 30, 2013 increased $21 million as compared to fiscal 2012, primarily due to increased interest received from the note receivable from Foxtel. (See Note 5 to the Consolidated and Combined Financial Statements of News Corporation).

Other, net—

	For the fiscal years ended June 30,
	2013	2012
	(in millions)
Gain on CMH transaction(a)	$1,263	$—
Gain on sale of investment in SKY Network Television Ltd.(b)	321	—
Gain on the financial indexes transactions(b)	12	—
Loss on sale of U.K. newspaper headquarters(a)	—	(22)
Investment write-offs(b)	—	(30)
Other	(3)	(7)

Total Other, net	$1,593	$(59)

(a)	See Note 3 to the Consolidated and Combined Financial Statements of News Corporation.

(b)	See Note 5 to the Consolidated and Combined Financial Statements of News Corporation.

Income tax benefit—The Company’s tax benefit and effective tax rate for the fiscal year ended June 30, 2013 were $374 million and (216)%, respectively, as compared to $337 million and 14%, respectively, for fiscal 2012.

For the fiscal year ended June 30, 2013 the Company recorded a $306 million tax benefit as a result of a reversal of deferred tax liabilities arising from intangible and fixed asset impairments recorded in fiscal 2013 and a reversal of historic deferred tax liabilities related to the consolidation of FOX SPORTS Australia of $49 million. The Company’s tax benefit and effective tax rate for the fiscal year ended June 30, 2013 were lower than the U.S. statutory tax rate of 35% primarily due to the impact of certain non-recurring items of pre-tax income and expense including $0.5 billion of non-deductible goodwill impairment charges, a $1.3 billion non-taxable gain on the consolidation of CMH and a $0.3 billion non-taxable gain on the sale of SKY Network Television Ltd. The effective tax rate was impacted by a 247% reduction relating to the non-taxable gain on the consolidation of CMH and reversal of the historic deferred tax liability related to the consolidation of FOX SPORTS Australia, a 56% rate reduction due to the non-taxable gain on the sale of SKY Network Television Ltd., and a 35% rate reduction due to the Company’s foreign operations which are subject to lower tax rates, partially offset by an 87% rate increase due to the impact of non-deductible goodwill impairment charges.

For the fiscal year ended June 30, 2012 the Company recorded a $454 million tax benefit as a result of a reversal of deferred tax liabilities arising from intangible asset impairments recorded in fiscal 2012 offset by tax expense recorded on pre-tax income. The Company’s tax benefit and effective tax rate for the fiscal year ended June 30, 2012 were lower than the U.S. statutory rate of 35% primarily due to a 16% rate reduction from the impact of non-deductible goodwill impairment charges and a 4% rate reduction as a result of the Company’s foreign operations which are subject to lower tax rates.

Net income (loss)—The Company recorded net income of $506 million for the fiscal year ended June 30, 2013 as compared to a net loss of $2.1 billion in fiscal 2012, primarily due to the gain on the CMH transaction of $1.3 billion, the gain on the sale of the investment in SKY Network Television Ltd. of $321 million and lower impairment and restructuring charges in fiscal 2013 of $1 billion.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $6 million for the fiscal year ended June 30, 2013 as compared to fiscal 2012, due to higher results at REA Group.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: Depreciation and amortization, impairment and restructuring charges, equity earnings of affiliates, interest, net, other, net, income tax benefit (expense) and net income attributable to noncontrolling interests. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance and allocate resources within the Company’s businesses. Segment EBITDA provides management, investors and equity analysts a measure to analyze operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The following table reconciles Total Segment EBITDA to Income (loss) before income tax benefit.

	For the fiscal years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues	$8,891	$8,654	$237	3%
Operating expenses	(5,420)	(5,122)	(298)	6%
Selling, general and administrative expenses	(2,783)	(2,750)	(33)	1%

Total Segment EBITDA	688	782	(94)	(12)%
Depreciation and amortization	(548)	(483)	(65)	13%
Impairment and restructuring charges	(1,737)	(2,763)	1,026	(37)%
Equity earnings of affiliates	100	90	10	11%
Interest, net	77	56	21	38%
Other, net	1,593	(59)	1,652	* *

Income (loss) before income tax benefit	$173	$(2,377)	$2,550	* *

**	not meaningful

	For the fiscal years ended June 30,
	2013		2012
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$6,731	$795	$7,058	$939
Cable Network Programming	324	63	—	—
Digital Real Estate Services	345	168	286	129
Book Publishing	1,369	142	1,189	86
Other	122	(480)	121	(372)

Total	$8,891	$688	$8,654	$782

News and Information Services (76% of the Company’s consolidated revenues in fiscal 2013 and 82% of the Company’s combined revenues in fiscal 2012)

	For the fiscal years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$3,938	$4,388	$(450)	(10)%
Circulation and Subscription	2,370	2,326	44	2%
Other	423	344	79	23%

Total Revenues	6,731	7,058	(327)	(5)%
Operating expenses	(4,099)	(4,195)	96	(2)%
Selling, general and administrative	(1,837)	(1,924)	87	(5)%

Segment EBITDA	$795	$939	$(144)	(15)%

For the fiscal year ended June 30, 2013, revenues at the News and Information Services segment decreased $327 million, or 5%, as compared to fiscal 2012, primarily due to lower advertising revenues of $450 million principally reflecting the continued challenging economic environment in Australia and to a lesser extent decreased advertising revenues at Dow Jones. The revenue decrease was partially offset by higher circulation and subscription revenues primarily due to the launch of the Sunday edition of The Sun in the U.K. in February 2012 and higher other revenues due to increased revenues from third party printing contracts.

Revenues at the Australian newspapers for the fiscal year ended June 30, 2013 decreased 15%, as compared to fiscal 2012, primarily reflecting lower newspaper advertising revenues principally due to the continued challenging economic environment in Australia. The strengthening of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $8 million for the fiscal year ended June 30, 2013 as compared to fiscal 2012.

For the fiscal year ended June 30, 2013, revenues at the U.K. newspapers increased 6% as compared to fiscal 2012 principally due to the inclusion of advertising and circulation revenues from the launch of the Sunday edition of The Sun in February 2012 and revenues from third party printing contracts. The strengthening of the U.S. dollar against the British pound resulted in a revenue decrease of $11 million for the fiscal year ended June 30, 2013 as compared to fiscal 2012.

Revenues at Dow Jones decreased 4% for the fiscal year ended June 30, 2013 as compared to fiscal 2012 primarily due to lower advertising revenues resulting from lower volume and the shift from print to digital advertising. The strengthening of the U.S. dollar against various currencies resulted in a decrease of $5 million for the fiscal year ended June 30, 2013 as compared to fiscal 2012.

For the fiscal year ended June 30, 2013, revenues at the integrated marketing services business increased 2%, as compared to fiscal 2012 primarily due to increased revenues for in-store advertising in Canada.

For the fiscal year ended June 30, 2013, Segment EBITDA at the News and Information Services segment decreased $144 million, or 15%, as compared to fiscal 2012, primarily due to: a $192 million decrease at the Australian newspapers driven by lower advertising revenues; a $47 million decrease at the integrated marketing services business primarily related to increased production and retail commission costs; and a $25 million decrease at Dow Jones primarily as a result of decreased revenues and partially offset by the positive impact of cost saving initiatives. These decreases were partially offset by an increase at the U.K. newspapers of $98 million principally related to increases in circulation revenues.

Cable Network Programming (4% of the Company’s consolidated revenues in fiscal 2013 and 0% of the Company’s combined revenues in fiscal 2012)

	For the fiscal years ended June 30,
	2013	2012	Change
	(in millions)
Revenues:
Advertising	$55	$—	$55
Circulation and Subscription	259	—	259
Other	10	—	10

Total Revenues	324	—	324
Operating expenses	(242)	—	(242)
Selling, general and administrative	(19)	—	(19)

Segment EBITDA	$63	$—	$63

For the fiscal year ended June 30, 2013, revenues at the Cable Network Programming segment were $324 million and Segment EBITDA was $63 million which reflects the consolidation of FOX SPORTS Australia beginning in November 2012 due to the acquisition of CMH.

On a stand-alone basis, revenues at FOX SPORTS Australia increased 8% for the fiscal year ended June 30, 2013 as compared to the corresponding period of fiscal 2012 primarily due to strong advertising performance driven by key sports content across the FOX SPORTS channels and modest subscription revenue growth across both residential and commercial markets. On a stand-alone basis, Segment EBITDA at FOX SPORTS Australia for the fiscal year ended June 30, 2013 decreased 13% compared with Segment EBITDA for the corresponding period of fiscal 2012 primarily due to increased expenses associated with the new National Rugby League rights contract which began in March 2013.

Digital Real Estate Services (4% of the Company’s consolidated revenues in fiscal 2013 and 3% of the Company’s combined revenues in fiscal 2012)

	For the fiscal years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$345	$286	$59	21%

Total Revenues	345	286	59	21%
Selling, general and administrative	(177)	(157)	(20)	13%

Segment EBITDA	$168	$129	$39	30%

For the fiscal year ended June 30, 2013, revenues at the Digital Real Estate Services segment increased $59 million, or 21%, as compared to fiscal 2012, primarily due to the increase in revenue from listing depth products in Australia.

For the fiscal year ended June 30, 2013, Segment EBITDA at the Digital Real Estate Services segment increased $39 million, or 30%, as compared to fiscal 2012, primarily due to the revenue increase noted above, partially offset by increased expenses directly related to revenue growth supporting innovation, development and the sale of real estate advertising products.

Book Publishing (15% of the Company’s consolidated revenues in fiscal 2013 and 14% of the Company’s combined revenues in fiscal 2012)

	For the fiscal years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Consumer	$1,286	$1,123	$163	15%
Other	83	66	17	26%

Total Revenues	1,369	1,189	180	15%
Operating expenses	(1,028)	(886)	(142)	16%
Selling, general and administrative	(199)	(217)	18	(8)%

Segment EBITDA	$142	$86	$56	65%

For the fiscal year ended June 30, 2013, revenues at the Book Publishing segment increased $180 million, or 15%, as compared to fiscal 2012, primarily due to the inclusion of revenues from Thomas Nelson of $172 million which was acquired in fiscal 2013. During the fiscal year ended June 30, 2013, HarperCollins had 167 titles on The New York Times Bestseller List with 16 titles reaching the number one position.

For the fiscal year ended June 30, 2013, Segment EBITDA at the Book Publishing segment increased $56 million, or 65%, as compared to fiscal 2012, primarily due to the inclusion of Segment EBITDA from Thomas

Nelson in fiscal 2013 of $27 million and lower litigation settlement costs of approximately $25 million related to an e-books antitrust action that settled in fiscal 2012, offset by a reduction of Segment EBITDA of $13 million related to the Australian and Canadian operations and the decision to exit the third party distribution business in the U.S. The remaining increase in Segment EBITDA was primarily due to synergies within the Christian publishing business, the impact of cost containment initiatives and lower manufacturing costs reflecting the continued shift to digital book sales.

Other (1% of the Company’s consolidated revenues in fiscal 2013 and 1% of the Company’s combined revenues in fiscal 2012)

	For the fiscal years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$8	$19	$(11)	(58)%
Circulation and Subscription	40	39	1	3%
Other	74	63	11	17%

Total Revenues	122	121	1	1%
Operating expenses	(51)	(41)	(10)	24%
Selling, general and administrative	(551)	(452)	(99)	22%

Segment EBITDA	$(480)	$(372)	$(108)	29%

For the fiscal year ended June 30, 2013, revenues at the Other segment increased $1 million, or 1%, as compared to fiscal 2012, primarily due to higher revenues at Amplify of $19 million, partially offset by lower revenues at the Company’s Australian digital businesses of $18 million resulting from the sales of these businesses during fiscal 2013.

Segment EBITDA at the Other segment for the fiscal year ended June 30, 2013 decreased $108 million as compared to fiscal 2012, primarily as a result of higher Selling, general and administrative expenses of $99 million principally due to an approximately $100 million increase at Amplify primarily due to higher product development costs. Losses are expected to be higher in fiscal 2014 when compared to fiscal 2013 as a result of continued development efforts of the Company’s digital curricula and education products. The decrease in Segment EBITDA was also due to increased corporate overhead expenses of $29 million, partially offset by lower legal and professional fees related to the U.K. Newspaper Matters of approximately $16 million which decreased from $199 million in fiscal 2012 to $183 million in fiscal 2013 and lower Selling, general and administrative expenses at the Australian digital businesses of $13 million.

As discussed in Note 4 of the Consolidated and Combined Financial Statements of News Corporation, as part of the Separation and Distribution Agreement, 21st Century Fox will indemnify the Company, on an after-tax basis, for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters, as well as legal and professional fees and expenses paid in connection with criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) who are not co-defendants with the Company with respect to civil matters. For the fiscal year ended June 30, 2013 and 2012 the Company incurred $183 million and $199 million of U.K. Newspaper Matters expenses, respectively, of which $165 million and $186 million, respectively, would have been eligible for indemnification, on an after-tax basis, from 21st Century Fox had the Company been a separate company from 21st Century Fox. Historical payments eligible for indemnification may not be representative of the future pattern of expenses and payments to be incurred.

Results of Operations—Fiscal 2012 versus Fiscal 2011

The following table sets forth the Company’s operating results for fiscal 2012 as compared to fiscal 2011.

	For the fiscal years ended June 30,
	2012	2011	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$4,693	$4,945	$(252)	(5)%
Circulation and Subscription	2,365	2,549	(184)	(7)%
Consumer	1,123	1,124	(1)	—%
Other	473	477	(4)	(1)%

Total Revenues	8,654	9,095	(441)	(5)%
Operating expenses	(5,122)	(5,234)	112	(2)%
Selling, general and administrative	(2,750)	(2,648)	(102)	4%
Depreciation and amortization	(483)	(430)	(53)	12%
Impairment and restructuring charges	(2,763)	(25)	(2,738)	* *
Equity earnings of affiliates	90	109	(19)	(17)%
Interest, net	56	47	9	19%
Other, net	(59)	47	(106)	* *

(Loss) income before income tax benefit (expense)	(2,377)	961	(3,338)	* *
Income tax benefit (expense)	337	(257)	594	* *

Net (loss) income	(2,040)	704	(2,744)	* *
Less: Net income attributable to noncontrolling interests	(35)	(26)	(9)	35%

Net (loss) income attributable to News Corporation	$(2,075)	$678	$(2,753)	* *

**	not meaningful

Revenues—Revenues decreased 5% for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to lower revenues at the newspaper businesses in the U.K. of approximately $300 million, principally resulting from a decrease of $226 million in revenues resulting from the closure of The News of the World in July 2011 and lower advertising and circulation revenues at the Australian newspapers of approximately $225 million partially offset by favorable foreign exchange rate fluctuations of approximately $120 million due to the weakening of the U.S. dollar against local currencies, primarily the Australian dollar. These decreases were partially offset by an increase of approximately $55 million in revenues from Wireless Generation (now Amplify Insight), which was acquired in fiscal 2011.

Operating Expenses—Operating expenses decreased 2% for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to a decrease at the News and Information Services segment of $99 million principally resulting from a decrease in operating expenses resulting from the closure of The News of the World. Paper costs were relatively consistent year-over-year as lower volume was offset by higher pricing.

Selling, general and administrative expenses—Selling, general and administrative expenses increased 4% for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to $199 million of legal and professional fees related to the U.K. Newspaper Matters and an increase of approximately $65 million in expenses related to Wireless Generation (now Amplify Insight). These increases were partially offset by the positive impact from cost savings initiatives at Dow Jones of approximately $50 million. In addition, fiscal 2011 included a litigation settlement charge of $125 million at the News and Information Services segment which did not recur in fiscal 2012.

Depreciation and amortization—Depreciation and amortization increased 12% for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to an increase in depreciation expense at the News and

Information Services segment of $37 million principally resulting from additional property, plant and equipment placed into service and additional depreciation and amortization of approximately $10 million from the acquisition of Wireless Generation (now Amplify Insight) at the Other segment.

Impairment and restructuring charges—During the fourth quarter of fiscal 2012, the Company completed its annual impairment review of goodwill and indefinite-lived intangible assets. As a result of the impairment review performed, the Company recorded non-cash impairment charges of approximately $2.6 billion ($2.2 billion, net of tax) for the fiscal year ended June 30, 2012. The charges consisted of a write-down of the Company’s goodwill of approximately $1.3 billion and a write-down of the indefinite-lived intangible assets (primarily newspaper mastheads and distribution networks) of approximately $1.3 billion. These impairment charges were primarily the result of adverse trends affecting several businesses in the Company’s News and Information Services segment, including secular declines in the economic environment in Australia, a decline in in-store advertising spend by consumer packaged goods manufacturers in the U.S. and lower forecasted revenues from certain businesses utilizing various trade names owned by the Company’s newspaper operations. The charges also reflected the expected sale of certain assets at a value below their carrying value.

In fiscal 2012, the Company recorded restructuring charges of $156 million, of which $151 million related to the newspaper businesses. The Company commenced the reorganization of portions of the newspaper businesses and recorded restructuring charges primarily for termination benefits as a result of the U.K. Newspaper Matters, certain organizational restructurings at other newspapers and the shutdown of a regional newspaper.

In fiscal 2011, the Company recorded restructuring charges of approximately $25 million related to termination benefits recorded at the newspaper businesses.

Equity earnings of affiliates—Equity earnings of affiliates decreased $19 million for the fiscal year ended June 30, 2012 as compared to fiscal 2011, primarily due to a $14 million impairment of the Company’s investment in a newspaper business in fiscal 2012.

	For the fiscal years ended June 30,
	2012	2011	Change	% Change
	(in millions, except %)
Foxtel	$31	$32	$(1)	(3)%
Pay television and cable network programming equity affiliates	83	82	1	1%
Other equity affiliates	(24)	(5)	(19)	* *

Total Equity earnings of affiliates	$90	$109	$(19)	(17)%

**	not meaningful

Interest, net—Interest, net for the fiscal year ended June 30, 2012 increased $9 million as compared to fiscal 2011, primarily due to interest from the Company’s loan to Foxtel.

Other, net—

	For the fiscal years ended June 30,
	2012	2011
	(in millions)
Loss on sale of U.K. newspaper headquarters(a)	$(22)	$—
Gain on the financial indexes business transactions(b)	—	43
Investment write-offs(c)	(30)	—
Other	(7)	4

Total Other, net	$(59)	$47

(a)	See Note 3 to the Consolidated and Combined Financial Statements of News Corporation.

(b)

The Company sold its 33% interest in STOXX to its partners, Deutsche Börse AG and SIX Group AG, for $295.8 million in cash. The Company was entitled to receive additional consideration if STOXX achieved certain revenue targets in calendar year 2010. These revenue targets were met and in June 2011, the Company received additional consideration of approximately $43 million.

(c)	See Note 5 to the Consolidated and Combined Financial Statements of News Corporation.

Income tax benefit (expense)—The Company’s tax benefit (expense) and effective tax rate for the fiscal year ended 2012 were $337 million and 14% respectively, as compared to ($257) million and 27%, respectively, for the fiscal year ended June 30, 2011.

For the fiscal year ended June 30, 2012 the Company recorded a $454 million tax benefit as a result of a reversal of deferred tax liabilities arising from intangible asset impairments recorded in fiscal 2012 offset by tax expense recorded on pre-tax income. The Company’s effective tax rate for the fiscal year ended June 30, 2012 were lower than the U.S. statutory tax rate of 35% primarily due to a 16% rate reduction from the impact of non-deductible goodwill impairment charges and a 4% rate reduction as a result of the Company’s foreign operations which are subject to lower tax rates.

The Company’s tax provision and effective tax rate for the fiscal year ended June 30, 2011 were lower than the U.S. statutory tax rate of 35% primarily due to a 9% rate reduction as a result of foreign operations which are subject to lower tax rates, partially offset by a 2% rate increase due to permanent differences.

Net (loss) income— The Company recorded a net loss for the fiscal year ended June 30, 2012 as compared to net income in fiscal 2011, primarily due to the higher impairment and restructuring charges and the revenue decreases noted above.

Net income attributable to noncontrolling interests— Net income attributable to noncontrolling interests increased for the fiscal year ended June 30, 2012 as compared to fiscal 2011, due to higher results at REA Group.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: Depreciation and amortization, impairment and restructuring charges, equity earnings of affiliates, interest, net, other, net, income tax benefit (expense) and net income attributable to noncontrolling interests. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance and allocate resources within the Company’s businesses. Total Segment EBITDA provides management, investors and equity analysts a measure to analyze operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net (loss) income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The following table reconciles Total Segment EBITDA to (Loss) income before income tax benefit (expense).

	For the fiscal years ended June 30,
	2012	2011	Change	Change %
	(in millions, except %)
Revenues	$8,654	$9,095	$(441)	(5)%
Operating expenses	(5,122)	(5,234)	112	(2)%
Selling, general and administrative expenses	(2,750)	(2,648)	(102)	4%

Total Segment EBITDA	782	1,213	(431)	(36)%
Depreciation and amortization	(483)	(430)	(53)	12%
Impairment and restructuring charges	(2,763)	(25)	(2,738)	* *
Equity earnings of affiliates	90	109	(19)	(17)%
Interest, net	56	47	9	19%
Other, net	(59)	47	(106)	* *

(Loss) income before income tax benefit (expense)	$(2,377)	$961	$(3,338)	* *

**	not meaningful

	For the fiscal years ended June 30,
	2012		2011
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$7,058	$939	$7,576	$1,153
Digital Real Estate Services	286	129	235	102
Book Publishing	1,189	86	1,195	93
Other	121	(372)	89	(135)

Total	$8,654	$782	$9,095	$1,213

News and Information Services (82% and 83% of the Company’s combined revenues in fiscal 2012 and 2011, respectively)

	For the fiscal years ended June 30,
	2012	2011	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$4,388	$4,694	$(306)	(7)%
Circulation and subscription	2,326	2,522	(196)	(8)%
Other	344	360	(16)	(4)%

Total Revenues	7,058	7,576	(518)	(7)%
Operating expenses	(4,195)	(4,294)	99	(2)%
Selling, general and administrative	(1,924)	(2,129)	205	(10)%

Segment EBITDA	$939	$1,153	$(214)	(19)%

For the fiscal year ended June 30, 2012, revenues at the News and Information Services segment decreased $518 million, or 7%, as compared to fiscal 2011, primarily due to lower circulation and advertising revenues in the U.K., principally resulting from decreased revenues resulting from the shutdown of The News of the World in July 2011 and lower advertising revenues at the U.K. newspapers, lower advertising and circulation revenues at the Australian newspapers and lower advertising revenues at the integrated marketing services business resulting from lower volume of in-store marketing products.

Revenues at the Australian newspapers for the fiscal year ended June 30, 2012 decreased 4%, as compared to fiscal 2011, primarily due to lower advertising and circulation revenues at the Australian newspapers of approximately $225 million, partially offset by the weakening of the U.S. dollar against the Australian dollar resulted in a revenue increase of approximately $105 million for the fiscal year ended June 30, 2012 as compared to fiscal 2011.

For the fiscal year ended June 30, 2012, revenues at the U.K. newspapers decreased 18% as compared to fiscal 2011 resulting from a decrease of $226 million in revenues resulting from the closure of The News of the World in July 2011 and lower advertising revenues of approximately $85 million. The strengthening of the U.S. dollar against the British pound resulted in a revenue decrease of approximately $5 million for the fiscal year ended June 30, 2012 as compared to fiscal 2011.

Revenues at Dow Jones decreased 2% for the fiscal year ended June 30, 2012 as compared to fiscal 2011 primarily due to lower advertising revenues.

For the fiscal year ended June 30, 2012, revenues at the integrated marketing services business decreased 6%, as compared to fiscal 2011, primarily due to lower volume of in-store marketing products.

For the fiscal year ended June 30, 2012, Segment EBITDA at the News and Information Services segment decreased $214 million, or 19%, as compared to fiscal 2011, primarily due to a $165 million decrease at the U.K. newspapers primarily due to a decrease of $122 million in Segment EBITDA resulting from the shutdown of The News of the World and a decrease of $152 million at the Australian newspapers principally related to the decreases in revenue, partially offset by the positive impact of foreign exchange fluctuations. These decreases in Segment EBITDA were partially offset by an increase at Dow Jones of $84 million primarily due to the impact of cost containment initiatives. The integrated marketing services business was relatively consistent with fiscal 2011 as lower litigation settlement costs were offset by the decreased revenues and higher operating expenses.

Digital Real Estate Services (3% of the Company’s combined revenues in fiscal 2012 and 2011, respectively)

	For the fiscal years ended June 30,
	2012	2011	Change	% Change
	(in millions, except %)
Revenues
Advertising	$286	$235	$51	22%

Total Revenues	286	235	51	22%
Selling, general and administrative	(157)	(133)	(24)	18%

Segment EBITDA	$129	$102	$27	26%

For the fiscal year ended June 30, 2012, revenues at the Digital Real Estate Services segment increased $51 million, or 22%, as compared to fiscal 2011, primarily due to increased revenues for value-added products and development of new products such as Diamond Subscription and Highlight. Media and developer revenues increased 36%, primarily due to developer display advertising and an ongoing focus on innovation.

For the fiscal year ended June 30, 2012, Segment EBITDA at the Digital Real Estate Services segment increased $27 million, or 26%, as compared to fiscal 2011, primarily due to the revenue increases noted above, partially offset by an increase in expenses resulting from increased marketing costs, employee costs and the continued expansion of the business.

Book Publishing (14% and 13% of the Company’s combined revenues in fiscal 2012 and 2011, respectively)

	For the fiscal years ended June 30,
	2012	2011	Change	% Change
	(in millions, except %)
Revenues:
Consumer	$1,123	$1,124	$(1)	—
Other	66	71	(5)	(7)%

Total Revenues	1,189	1,195	(6)	(1)%
Operating expenses	(886)	(906)	20	(2)%
Selling, general and administrative	(217)	(196)	(21)	11%

Segment EBITDA	$86	$93	$(7)	(8)%

For the fiscal year ended June 30, 2012, revenues at the Book Publishing segment decreased $6 million, or 1%, as compared to fiscal 2011, primarily due to lower print book sales of approximately $80 million, partially offset by strong growth in digital book sales of approximately $60 million and higher sales in the U.K. due to the success of The Game of Thrones series by George R.R. Martin of approximately $15 million. During the fiscal year ended June 30, 2012, HarperCollins had 144 titles on The New York Times Bestseller List with 17 titles reaching the number one position.

For the fiscal year ended June 30, 2012, Segment EBITDA at the Book Publishing segment decreased $7 million, or 8%, as compared to fiscal 2011, primarily due to the revenue decreases noted above and a fiscal 2012 litigation settlement of approximately $25 million related to an e-books antitrust action, partially offset by approximately $15 million in lower manufacturing costs reflecting the continued shift to digital book sales.

Other (1% of the Company’s combined revenues in fiscal 2012 and 2011, respectively)

	For the fiscal years ended June 30,
	2012	2011	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$19	$16	$3	19%
Circulation and subscription	39	27	12	44%
Other	63	46	17	37%

Total Revenues	121	89	32	36%
Operating expenses	(41)	(34)	(7)	21%
Selling, general and administrative	(452)	(190)	(262)	* *

Segment EBITDA	$(372)	$(135)	$(237)	* *

**	not meaningful

For the fiscal year ended June 30, 2012, revenues at the Other segment increased $32 million, or 36%, as compared to fiscal 2011, primarily due to the inclusion of revenues from Wireless Generation (now Amplify Insight) which was acquired in fiscal 2011.

Segment EBITDA declined at the Other segment for the fiscal year ended June 30, 2012 by $237 million as compared to fiscal 2011, primarily due to $199 million of legal and professional fees related to the U.K. Newspaper Matters and the inclusion of approximately $65 million in Selling, general and administrative expenses resulting from the Wireless Generation (now Amplify Insight) acquisition partially offset by the revenue increase noted above.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. In accordance with the Separation and Distribution Agreement, 21st Century Fox made a cash contribution to the Company such that at the Distribution Date, the Company had approximately $2.4 billion of cash on hand and will receive the remaining $0.2 billion from 21st Century Fox during the first quarter of fiscal 2014. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. In addition, the Company expects to establish a revolving credit facility during fiscal 2014 and expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if required. Although the Company believes that its future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) its credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See “Item 1A. Risk Factors” for a further discussion.

As of June 30, 2013, the Company’s consolidated assets included $644 million in cash and cash equivalents that was held by its foreign subsidiaries. $235 million of this amount is cash held at the Digital Real Estate Services segment which is not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these funds. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange control and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

The principal uses of cash that affect the Company’s liquidity position include the following: operational expenditures including employee costs; paper purchases and capital expenditures; income tax payments; investments in associated entities and acquisitions.

In addition to the Acquisitions and sales disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of the Company’s securities or the assumption of indebtedness.

The Company’s Board of Directors has authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. All decisions regarding any future stock repurchases will be at the sole discretion of a duly appointed committee of the Company’s Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, if any, other contractual restrictions, as well as legal requirements (including compliance with the IRS private letter ruling), regulatory constraints, industry practice and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Company’s Board of Directors and the Company’s Board of Directors cannot provide any assurances that any shares will be repurchased. Through September 10, 2013 the Company has not repurchased any common stock.

Sources and Uses of Cash—Fiscal 2013 versus Fiscal 2012

Net cash provided by operating activities for the fiscal years ended June 30, 2013 and 2012 was as follows (in millions):

For the fiscal years ended June 30,	2013	2012
Net cash provided by operating activities	$501	$851

The decrease in net cash provided by operating activities during the fiscal year ended June 30, 2013 as compared to fiscal 2012 primarily reflects higher payments under restructuring programs of $164 million, increased pension and postretirement contributions of approximately $130 million and the inclusion of sports programming payments at FOX SPORTS Australia of $125 million, partially offset by increases in dividends received of $35 million and interest income of approximately $20 million. Pension contributions for the fiscal year ended June 30, 2013 included approximately $115 million in contributions related to the Separation.

Net cash used in investing activities for the fiscal years ended June 30, 2013 and 2012 was as follows (in millions):

For the fiscal years ended June 30,	2013	2012
Net cash used in investing activities	$(1,674)	$(659)

The increase in net cash used in investing activities during the fiscal year ended June 30, 2013 as compared to fiscal 2012 was primarily due to cash utilized for Acquisitions of $2.2 billion, partially offset by cash proceeds from dispositions of $826 million, primarily related to the sale of the investment in SKY Network Television Ltd. and the Company’s investment in its venture with CME. Capital expenditures in fiscal 2013 were $332 million as compared to $375 million in fiscal 2012.

Net cash provided by (used in) financing activities for the fiscal years ended June 30, 2013 and 2012 was as follows (in millions):

For the fiscal years ended June 30,	2013	2012
Net cash provided by (used in) financing activities	$2,486	$(1,006)

The change in net cash provided by (used in) financing activities for the fiscal year ended June 30, 2013 as compared to fiscal 2012 was primarily due to net transfers from 21st Century Fox and its affiliates of $2.7 billion during the fiscal year ended June 30, 2013 as compared to net transfers to 21st Century Fox and its affiliates of $993 million in fiscal 2012, partially offset by payment of debt acquired in the acquisition of CMH of approximately $235 million.

Sources and Uses of Cash—Fiscal 2012 versus Fiscal 2011

Net cash provided by operating activities for the fiscal years ended June 30, 2012 and 2011 was as follows (in millions):

For the fiscal years ended June 30,	2012	2011
Net cash provided by operating activities	$851	$1,331

The decrease in net cash provided by operating activities during the fiscal year ended June 30, 2012 as compared to fiscal 2011 was primarily due to lower advertising receipts, higher payments under restructuring plans of $92 million, decreased contributions from The News of the World of approximately $120 million and costs incurred for the U.K. Newspaper Matters of $199 million.

Net cash used in investing activities for the fiscal years ended June 30, 2012 and 2011 was as follows (in millions):

For the fiscal years ended June 30,	2012	2011
Net cash (used in) investing activities	$(659)	$(881)

The decrease in net cash used in investing activities during the fiscal year ended June 30, 2012 as compared to fiscal 2011 reflects lower capital expenditures of approximately $174 million and lower cash paid for acquisitions of approximately $305 million. This decrease was partially offset by the Company’s loan to Foxtel in fiscal 2012 of approximately $230 million. In fiscal 2012, the Company utilized $92 million of cash for acquisitions primarily due to the acquisition of Kidspot.com.au Pty Limited. In fiscal 2011, the Company utilized $397 million of cash for acquisitions primarily due to the acquisition of Wireless Generation (now Amplify Insight). Capital expenditures in fiscal 2012 were $375 million as compared to $549 million in fiscal 2011.

Net cash (used in) provided by financing activities for the fiscal years ended June 30, 2012 and 2011 was as follows (in millions):

For the fiscal years ended June 30,	2012	2011
Net cash (used in) provided by financing activities	$(1,006)	$270

The change in net cash (used in) provided by financing activities for the fiscal year ended June 30, 2012 as compared to fiscal 2011 was primarily due to net transfers to 21st Century Fox and its affiliates of $993 million in fiscal 2012 as compared to net transfers from 21st Century Fox and its affiliates of $293 million in fiscal 2011.

Reconciliation of Free Cash Flow Available to News Corporation

Free cash flow available to News Corporation is a non-GAAP financial measure defined as net cash provided by operating activities, less payments for property, plant and equipment, net of acquisitions and REA Group free cash flow, plus cash dividends received from REA Group.

The Company considers free cash flow available to News Corporation to provide useful information to management and investors about the amount of cash generated by the business after the acquisition of property and equipment, which can then be used for strategic opportunities including, among others, investing in the Company’s business, strategic acquisitions, strengthening the Company’s balance sheet, dividend payouts and repurchasing stock. A limitation of free cash flow available to News Corporation is that it does not represent the total increase or decrease in the cash balance for the period. Management compensates for the limitation of free cash flow available to News Corporation by also relying on the net change in cash and cash equivalents as presented in the Company’s consolidated and combined statements of cash flows prepared in accordance with GAAP which incorporates all cash movements during the period.

The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
Net cash provided by operating activities	$501	$851	$1,331
Less: Property, plant and equipment, net of acquisitions	(332)	(375)	(549)

	169	476	782
Less: REA Group free cash flow	(127)	(79)	(55)
Plus: Cash dividends received from REA Group	30	11	—

Free cash flow available to News Corporation	$72	$408	$727

Free cash flow available to News Corporation in fiscal 2013 of $72 million decreased from $408 million in fiscal 2012 primarily due to lower Total Segment EBITDA, higher payments under restructuring programs of $164 million, increased pension and postretirement contributions of approximately $130 million, the inclusion of sports programming payments at FOX SPORTS Australia of $125 million, partially offset by lower capital expenditures of $43 million.

Free cash flow available to News Corporation in fiscal 2012 of $408 million decreased from $727 million in fiscal 2011, primarily due to lower advertising receipts, higher payments under restructuring plans of $92 million, decreased contributions from The News of the World of approximately $120 million and costs incurred for the U.K. Newspaper Matters of $199 million, partially offset by lower capital expenditures of $174 million.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2013.

	As of June 30, 2013
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Purchase obligations(a)	$2,105	$587	$649	$297	$572
Sports programming rights(b)	655	127	343	175	10
Operating leases(c)
Land and buildings	1,059	154	255	211	439
Plant and machinery	15	9	6	—	—

Total commitments and contractual obligations	$3,834	$877	$1,253	$683	$1,021

(a)	The Company has commitments under purchase obligations related to printing contracts, capital projects, marketing agreements, and other legally binding commitments.
(b)

The Company has sports programming rights commitments with National Rugby League, Football Federation Australia, English Premier League as well as certain other broadcast rights which are payable through fiscal 2018.

(c)

The Company leases office facilities, warehouse facilities, printing plants and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2062. This amount includes approximately $225 million of office facilities that have been subleased from 21st Century Fox.

The table excludes the Company’s direct pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing of the commitments. The Company made contributions of $180 million and $48 million to its direct pension plans in fiscal 2013 and fiscal 2012, respectively. Included within the total contributions for fiscal 2013, were contributions of approximately $115 million the Company made in connection with the Separation. These contributions were a combination of required and voluntary contributions made to improve the funding status of the direct plans. Future direct plan contributions are dependent upon actual direct plan asset returns and interest rates and statutory requirements. The Company anticipates that it will make contributions of $21 million in fiscal 2014, assuming that actual plan asset returns are consistent with the Company’s expected returns in fiscal 2013 and beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. Payments due to participants under the Company’s direct pension plans are primarily paid out of underlying trusts. Payments due under the Company’s direct OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s direct OPEB plans. The Company expects its net direct OPEB payments to approximate $10 million in fiscal 2014. (See Note 13 to the Consolidated and Combined Financial Statements of News Corporation for further discussion of the Company’s pension and OPEB plans).

Contingencies

As disclosed in the notes to the Financial Statements, U.K. and U.S. regulators and governmental authorities are conducting investigations relating to the U.K. Newspaper Matters. The investigation by the DOJ is directed at conduct that occurred within 21st Century Fox prior to the creation of the Company. Accordingly, 21st Century Fox has been and continues to be responsible for responding to the DOJ investigation. The Company, together with 21st Century Fox, is cooperating with these investigations.

The Company has admitted liability in many civil cases related to the voicemail interception allegations and has settled many cases. The Company also announced a private compensation scheme under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. As of June 30, 2013 the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $66 million. It is not possible to estimate the liability for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. Accordingly, the Company recorded an indemnification asset of approximately $40 million as of June 30, 2013. As the liabilities were incurred while the Company was a wholly-owned subsidiary of 21st Century Fox, the indemnification asset was established as part of the Separation through 21st Century Fox’s investment in equity.

The Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox will indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. In addition, violations of law may result in criminal fines or penalties for which the Company will not be indemnified by 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition. Certain liabilities recorded by the Company in the fiscal year ended June 30, 2013 related to matters that will be indemnified by 21st Century Fox.

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, it is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its financial condition, future results of operations or liquidity. As subsidiaries of 21st Century Fox prior to the Separation, the Company and its domestic subsidiaries have joint and several liability with 21st Century Fox for the consolidated U.S. federal income taxes of the 21st Century Fox consolidated group relating to any taxable periods during which the Company or its domestic subsidiaries are or were a member of the 21st Century Fox consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21st Century Fox consolidated group. The Tax Sharing and Indemnification Agreement requires 21st Century Fox to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS or other taxing authorities in amounts that the Company cannot quantify.

CRITICAL ACCOUNTING POLICIES

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company. (See Note 2 to the Consolidated and Combined Financial Statements of News Corporation for the Company’s summary of significant accounting policies).

Intangible Assets

The Company has a significant amount of intangible assets, including goodwill, newspaper mastheads, distribution networks, publishing rights and other copyright products and trademarks. Intangible assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the cost of acquiring an entity and the estimated fair values assigned to its tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment.

Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Identifying reporting units and assigning goodwill to them requires judgment involving the aggregation of business units with similar economic characteristics and the identification of existing business units that benefit from the acquired goodwill. The judgments made in determining the estimated fair value assigned to each class of intangible assets acquired, their reporting unit, as well as their useful lives can significantly impact net income. The Company allocates goodwill to disposed businesses using the relative fair value method.

The Company tests goodwill for impairment on an annual basis in the fourth quarter and at other times if a significant event or change in circumstances indicates that it is more likely than not that the fair value of these assets has been reduced. The Company uses its judgment in assessing whether assets may have become impaired between annual impairment assessments. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

The valuation of goodwill requires assumptions and estimates of many factors, including revenue and market growth, operating cash flows, market multiples and discount rates. During the fourth quarter of fiscal 2013, as part of the Company’s long-range planning process in preparation for the Separation, the Company adjusted its future outlook and related strategy principally with respect to the News and Information Services business in Australia and secondarily with respect to the News and Information Services businesses in the U.S. which resulted in a reduction in expected future cash flows. As a result, the Company determined that the fair value of these reporting units declined below their respective carrying values. The Company recorded non-cash impairment charges of approximately $1.4 billion ($1.1 billion, net of tax) during the fiscal year ended June 30, 2013. The charges consisted of a write-down of goodwill of $494 million, a write-down of indefinite-lived intangible assets of $862 million and a write-down of fixed assets of $46 million. The impairment charges also include $42 million for the potential sale of assets at values below their carrying value.

The methods used to estimate the fair value measurements of impaired goodwill and indefinite-lived intangible assets included those based on the income approach (including the discounted cash flow and relief-from-royalty methods) and those based on the market approach (primarily the guideline public company method). Significant unobservable inputs utilized in the income approach valuation methods were discount rates (ranging from 11.0%-14.5%), long-term growth rates (ranging from (0.5)%-1.5%) and royalty rates (ranging from 0.5%-1.5%). Significant unobservable inputs utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 5%. Significant increases (decreases) in royalty rates, growth rates, control premium and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premium and multiples, would result in a significantly higher (lower) fair value measurement. A hypothetical 10% decrease in the fair value of the reporting unit with the goodwill impairment, would not result in an additional write-down of goodwill as all of the goodwill for this reporting unit has been written off. Had the fair values of indefinite-lived intangible assets with impairments been hypothetically lowered by 10%, the additional write-down of indefinite-lived intangible assets would be immaterial.

Income Taxes

The Company is subject to income taxes in the U.S. and various foreign jurisdictions in which it operates and records its tax provision for the anticipated tax consequences in its reported results of operations. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions including evaluating uncertainties as promulgated under ASC 740, “Income Taxes.”

The Company’s annual tax rate is based on its income, statutory tax rates and tax planning strategies available in the various jurisdictions in which it operates. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets, if any. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. The Company’s actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and the Company’s forecasted financial condition and results of operations in future periods. Although the Company believes current estimates are reasonable, actual results could differ from these estimates.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Financial Statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant management judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of unrecognized tax benefits to be recorded in the Consolidated Financial Statements. Management reevaluates tax positions each period in which new information about recognition or measurement becomes available.

Retirement Benefit Obligations

The Company provides defined benefit pension, postretirement health care, defined contribution and medical benefits to the Company’s eligible employees and retirees. Certain of the Company’s employees participate in defined benefit pension plans sponsored by 21st Century Fox. Prior to the Separation, the Statements of Operations included expenses related to these shared plans including direct expenses related to the Company’s employees as well as allocations of expenses related to corporate employees through the corporate expense allocations. (See Note 1 to the Consolidated and Combined Financial Statements of News Corporation).

Certain employee benefit plans are the direct obligations of the Company and have been recorded within the Company’s historical Financial Statements. The Company records amounts relating to these direct plans based on calculations specified by GAAP. The measurement and recognition of costs of the Company’s direct pension and other postretirement benefit plans require the use of significant management judgments, including discount rates, expected return on plan assets, future compensation and other actuarial assumptions. For financial reporting purposes, direct net periodic pension expense (income) is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected rate of return on plan assets. Current market conditions, including changes in investment returns and interest rates, were considered in making these assumptions. In developing the expected long-term rate of return, the direct pension portfolio’s past average rate of returns, and future return expectations of the various asset classes were considered. The expected long-term rate of return is based on a direct asset allocation assumption of 38% equities, 48% fixed-income securities and

14% cash and other investments. Total direct benefit plan net expenses recorded for these direct plans by the Company were $35 million, $31 million and $38 million, for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for direct pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the direct plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds.

The key assumptions used in developing the Company’s fiscal 2013, 2012 and 2011 net periodic pension expense for its direct plans consist of the following:

	2013	2012	2011
	(in millions, except %)
Discount rate used to determine net periodic benefit cost	4.5%	5.7%	5.8%
Assets:
Expected rate of return	6.8%	7.0%	7.0%
Expected return	$78	$82	$74
Actual return	$121	$39	$157

Gain/(Loss)	$43	$(43)	$83

One year actual return	10.8%	2.7%	13.7%
Five year actual return	5.8%	1.9%	3.8%

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S., the U.K. and Australia as of the measurement date. The Company will utilize a weighted average discount rate of 4.6% in calculating the direct fiscal 2014 net periodic pension expense. The Company will use a weighted average long-term rate of return of 6.8% for fiscal 2014 based principally on a combination of direct asset mix and historical experience of direct actual plan returns. The accumulated net pre-tax losses on the Company’s direct pension plans as of June 30, 2013 were approximately $472 million which increased from approximately $455 million as of June 30, 2012. This increase of approximately $17 million was due primarily to changes in inflation rates and the strengthening of the mortality tables used for the Company’s foreign pension plans offset by the impact of changes in the discount rates used domestically. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year pension expense. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year pension expense. These deferred losses are being systematically recognized in future net periodic pension expense in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over the average future service of the plan participants or average life expectancy for plan participants for plans where the majority of plan participants are not accruing additional benefits.

The Company made contributions of $180 million, $48 million and $45 million to its direct pension plans in fiscal 2013, 2012 and 2011, respectively. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2013 and beyond, and that interest rates remain constant, the Company anticipates that it will make contributions of $21 million in fiscal 2014, assuming that actual plan asset returns are consistent with the Company’s expected returns in fiscal 2013 and beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. (See Note 13 to the Combined and Consolidated Financial Statements of News Corporation for further discussion of the Company’s pension plans).

Changes in net periodic pension expense may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	Increase $1 million	Increase $49 million
0.25 percentage point increase in discount rate	Decrease $1 million	Decrease $46 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million	—

Recent Accounting Pronouncements

See Note 2 to the Consolidated and Combined Financial Statements of News Corporation for discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to different types of market risk including changes in foreign currency exchange rates and stock prices. The Company neither holds nor issues financial instruments for trading purposes.

The following sections provide quantitative information on the Company’s exposure to foreign currency exchange rate risk and stock price risk. The Company makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates

The Company conducts operations in three principal currencies: the U.S. dollar; the Australian dollar; and the British pound sterling. These currencies operate primarily as the functional currency for the Company’s U.S., Australian and U.K. operations, respectively. Cash is managed centrally within each of the three regions with net earnings reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, funding in the appropriate local currencies is made available from intercompany capital. The Company does not hedge its investments in the net assets of its Australian and U.K. foreign operations.

Because of fluctuations in currency exchange rates, the Company is subject to currency translation exposure on the results of its operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to the Company’s reporting currency (the U.S. dollar) for consolidation purposes. The Company does not hedge translation risk because it generally generates positive cash flows from its international operations that are typically reinvested locally. Currency exchange rates with the most significant impact to its translation include the Australian dollar and British pound sterling. As currency exchange rates fluctuate, translation of its Statements of Operations into U.S. dollars affects the comparability of revenues and operating expenses between years.

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended June 30, 2013 and 2012:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2013
Revenues	52%	31%	17%
Operating expenses	53%	29%	18%
Fiscal year ended June 30, 2012
Revenues	52%	32%	16%
Operating expenses	53%	28%	19%

Based on the year ended June 30, 2013, a one cent change in both the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling rates will impact revenues by approximately $28 million and $23 million, respectively, on an annual basis, and will impact Total Segment EBITDA by approximately $4 million and $0.3 million, respectively, on an annual basis.

Stock Prices

The Company has one common stock investment in a publicly traded company that is subject to market price volatility. This investment is a cost method investment which is not material. As a result, the Company has limited exposure to stock price risk.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2013 or June 30, 2012 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2013, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEWS CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	70
Consolidated Statement of Operations for the fiscal year ended June 30, 2013 and Combined Statements of Operations for the fiscal years ended June 30, 2012 and 2011	71
Consolidated Statement of Comprehensive (Loss) Income for the fiscal year ended June 30, 2013 and Combined Statements of Comprehensive (Loss) Income for the fiscal years ended June 30, 2012 and 2011	72
Consolidated Balance Sheet as of June 30, 2013 and Combined Balance Sheet as of June 30, 2012	73
Consolidated Statement of Cash Flows for the fiscal year ended June 30, 2013 and Combined Statements of Cash Flows for the fiscal years ended June 30, 2012 and 2011	74
Consolidated Statement of Equity for the fiscal year ended June 30, 2013 and Combined Statements of Equity for the fiscal years ended June 30, 2012 and 2011	75
Notes to the Consolidated and Combined Financial Statements	76

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of News Corporation:

We have audited the accompanying consolidated and combined balance sheets of News Corporation as of June 30, 2013 and 2012, and the related consolidated and combined statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of News Corporation at June 30, 2013 and 2012, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

New York, New York

September 20, 2013

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(IN MILLIONS EXCEPT PER SHARE INFORMATION)

		For the fiscal years ended June 30,
	Notes	2013	2012	2011
Revenues:
Advertising		$4,346	$4,693	$4,945
Circulation and subscription		2,669	2,365	2,549
Consumer		1,286	1,123	1,124
Other		590	473	477

Total Revenues		8,891	8,654	9,095
Operating expenses		(5,420)	(5,122)	(5,234)
Selling, general and administrative		(2,783)	(2,750)	(2,648)
Depreciation and amortization		(548)	(483)	(430)
Impairment and restructuring charges	4, 7	(1,737)	(2,763)	(25)
Equity earnings of affiliates	5	100	90	109
Interest, net		77	56	47
Other, net	17	1,593	(59)	47

Income (loss) before income tax benefit (expense)		173	(2,377)	961
Income tax benefit (expense)	15	374	337	(257)

Net income (loss)		547	(2,040)	704
Less: Net income attributable to noncontrolling interests		(41)	(35)	(26)

Net income (loss) attributable to News Corporation stockholders		$506	$(2,075)	$678

Net income (loss) attributable to News Corporation stockholders per share
Basic		$0.87	$(3.58)	$1.17
Diluted		$0.87	$(3.58)	$1.17

The accompanying notes are an integral part of these audited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN MILLIONS)

	For the fiscal years ended June 30,
	2013	2012	2011
Net income (loss)	$547	$(2,040)	$704
Other comprehensive (loss) income:
Foreign currency translation adjustments	(797)	(345)	1,356
Unrealized holding gains on securities	1	—	2
Benefit plan adjustments	10	(144)	(10)

Other comprehensive (loss) income	(786)	(489)	1,348

Comprehensive (loss) income	(239)	(2,529)	2,052

Less: Net income attributable to noncontrolling interests	(41)	(35)	(26)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	10	5	(14)

Comprehensive (loss) income attributable to News Corporation stockholders	$(270)	$(2,559)	$2,012

The accompanying notes are an integral part of these audited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

		As of June 30,
	Notes	2013	2012
Assets:
Current assets:
Cash and cash equivalents		$2,381	$1,133
Amounts due from 21st Century Fox	11	247	—
Receivables, net	2	1,335	1,369
Other current assets	17	680	613

Total current assets		4,643	3,115

Non-current assets:
Investments	5	2,499	1,126
Property, plant and equipment, net	6	2,992	3,274
Intangible assets, net	7	2,186	2,461
Goodwill	7	2,725	2,588
Other non-current assets	17	598	526

Total assets		$15,643	$13,090

Liabilities and Equity:
Current liabilities:
Accounts payable		$242	$284
Accrued expenses		1,108	996
Deferred revenue		389	386
Other current liabilities	17	432	801

Total current liabilities		2,171	2,467

Non-current liabilities:
Retirement benefit obligations	13	345	490
Deferred income taxes	15	152	926
Other non-current liabilities		279	288

Commitments and contingencies	12

Redeemable preferred stock	8	20	—

Class A common stock(a)		4	—
Class B common stock(b)		2	—
21st Century Fox investment		—	7,762
Additional paid-in capital		12,281	—
Accumulated other comprehensive income		271	1,047

Total News Corporation stockholders’ equity		12,558	8,809
Noncontrolling interests		118	110

Total equity		12,676	8,919

Total liabilities and equity		$15,643	$13,090

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 379,174,445 and nil shares issued and outstanding, net of 27,395,821 and nil treasury shares at par at June 30, 2013 and 2012, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 and nil shares issued and outstanding, net of 78,430,424 and nil treasury shares at par at June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these audited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

		For the fiscal years ended June 30,
	Note	2013	2012	2011
Operating activities:
Net income (loss)		$547	$(2,040)	$704
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization		548	483	430
Equity earnings of affiliates	5	(100)	(90)	(109)
Cash distributions received from affiliates		220	185	159
Impairment charges (net of tax of $306 million, $454 million and nil for the fiscal years ended June 30, 2013, 2012 and 2011, respectively)		1,138	2,153	—
Other, net	17	(1,593)	59	(47)
Deferred income taxes and taxes payable		(153)	29	88
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		—	96	132
Inventories, net		(15)	(6)	(13)
Accounts payable and other liabilities		44	(2)	(10)
Pension and postretirement benefit plans		(135)	(16)	(3)

Net cash provided by operating activities		501	851	1,331

Investing activities:
Property, plant and equipment, net of acquisitions		(332)	(375)	(549)
Acquisitions, net of cash acquired		(2,156)	(92)	(397)
Investments in equity affiliates		(5)	(33)	(10)
Other investments		(7)	(230)	1
Proceeds from dispositions		826	71	74

Net cash used in investing activities		(1,674)	(659)	(881)

Financing activities:
Net transfers from (to) 21st Century Fox and affiliates		2,749	(993)	293
Borrowings		—	—	16
Repayment of borrowings		(235)	—	(16)
Dividends paid		(20)	(13)	(10)
Other		(8)	—	(13)

Net cash provided by (used in) financing activities		2,486	(1,006)	270

Net increase (decrease) in cash and cash equivalents		1,313	(814)	720
Cash and cash equivalents, beginning of year		1,133	2,022	1,080
Exchange movement on opening cash balance		(65)	(75)	222

Cash and cash equivalents, end of year		$2,381	$1,133	$2,022

The accompanying notes are an integral part of these audited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A		Class B		21st Century Fox Investment	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, June 30, 2010	—	$—	—	$—	$9,836	$—	$197	$10,033	$59	$10,092
Net income	—	—	—	—	678	—	—	678	26	704
Other comprehensive income	—	—	—	—	—	—	1,334	1,334	14	1,348
Dividends	—	—	—	—	—	—	—	—	(10)	(10)
Other					—	—	—	—	6	6
Net increase in 21st Century Fox investment	—	—	—	—	289	—	—	289	—	289

Balance, June 30, 2011	—	—	—	—	10,803	—	1,531	12,334	95	12,429
Net (loss) income	—	—	—	—	(2,075)	—	—	(2,075)	35	(2,040)
Other comprehensive loss	—	—	—	—	—	—	(484)	(484)	(5)	(489)
Dividends	—	—	—	—	—	—	—	—	(13)	(13)
Other					—	—	—	—	(2)	(2)
Net decrease in 21st Century Fox investment	—	—	—	—	(966)	—	—	(966)	—	(966)

Balance, June 30, 2012	—	—	—	—	7,762	—	1,047	8,809	110	8,919
Net income	—	—	—	—	506	—	—	506	41	547
Other comprehensive loss	—	—	—	—	—	—	(776)	(776)	(10)	(786)
Dividends	—	—	—	—	—	—	—	—	(20)	(20)
Other	—	—	—	—	—	—	—	—	(3)	(3)
Net increase in 21st Century Fox investment	—	—	—	—	4,019	—	—	4,019	—	4,019
Conversion of 21st Century Fox investment	379	4	200	2	(12,287)	12,281	—	—	—	—

Balance, June 30, 2013	379	$4	200	$2	$—	$12,281	$271	$12,558	$118	$12,676

The accompanying notes are an integral part of these audited consolidated and combined financial statements.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

News Corporation and its subsidiaries (together, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”), formerly known as New Newscorp Inc, is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, cable network programming in Australia, digital real estate services, book publishing, digital education and pay-TV distribution in Australia.

The Separation and Distribution

On June 28, 2013 (the “Distribution Date”), the Company completed the separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”). As of the effective time of the Separation, all of the outstanding shares of the Company were distributed to 21st Century Fox stockholders based on a distribution ratio of one share of Company Class A or Class B Common Stock for every four shares of 21st Century Fox Class A or Class B Common Stock, respectively, held of record as of June 21, 2013 (the “Record Date”). Following the Separation, the Company’s Class A and Class B Common Stock began trading independently on The NASDAQ Global Select Market (“NASDAQ”), and CHESS Depository Interests representing the Company’s Class A and Class B Common Stock began trading on the Australian Securities Exchange (“ASX”). In connection with the Separation, the Company entered into the separation and distribution agreement (the “Separation and Distribution Agreement”) and certain other related agreements which govern the Company’s relationship with 21st Century Fox following the Separation. (See Note 11 – Related Party Transactions and 21st Century Fox Investment for further information).

Basis of presentation

Prior to the Separation, the Company’s combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of 21st Century Fox. The Company’s financial statements as of June 30, 2012 and for the fiscal years ended June 30, 2012 and 2011 are on a combined basis and presented as carve-out financial statements as the Company was not a separate consolidated group prior to the Distribution Date. These statements reflect the combined historical results of operations, financial position and cash flows of 21st Century Fox’s publishing businesses, its education division and other Australian assets. Subsequent to the Distribution Date, the Company’s financial statements as of and for the year ended June 30, 2013 are presented on a consolidated basis as the Company became a separate consolidated group.

The Company’s consolidated and combined statements of operations (the “Statements of Operations”) for the fiscal years ended June 30, 2013, 2012 and 2011 include allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined or consolidated revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying the combined and consolidated financial statements (the “Financial Statements”), including the assumptions regarding allocating general corporate expenses from 21st Century Fox are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect the Company’s consolidated and combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The Company’s consolidated balance sheet as of June 30, 2013 consists of the Company’s consolidated balances, subsequent to the Separation. The balances reflect the assets and liabilities that were historically

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

included in 21st Century Fox’s publishing business, its education division and other Australian assets, as well as assets and liabilities transferred to the Company as part of the internal reorganization. All assets and liabilities included in the Company’s consolidated balance sheet are recorded on a historical cost basis. The Company’s combined balance sheet as of June 30, 2012 consists of the combined balances of 21st Century Fox’s publishing businesses, its education division and other Australian assets. The consolidated and combined balance sheets will be referred to as the “Balance Sheets” herein.

The Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

For purposes of the Company’s Financial Statements for periods prior to the Separation, income tax expense has been recorded as if the Company filed tax returns on a stand-alone basis separate from 21st Century Fox. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a stand-alone enterprise for the periods prior to the Distribution Date. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the Separation. Prior to the Separation, the Company’s operating results were included in 21st Century Fox’s consolidated U.S. federal and state income tax returns. Pursuant to rules promulgated by the Internal Revenue Service and various state taxing authorities, the Company will file its initial U.S. income tax returns for the period June 29, 2013, through June 30, 2013.

The income tax accounts reflected in the Balance Sheets as of June 30, 2013 include income taxes payable and deferred taxes allocated to the Company at the time of the Separation. The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and combination

The Financial Statements include certain assets and liabilities that have historically been held at 21st Century Fox’s corporate level but are specifically identifiable or otherwise attributable to the Company. All significant intracompany transactions and accounts within the Company’s consolidated and combined businesses have been eliminated. All significant intercompany transactions between 21st Century Fox and the Company before the Separation have been included within the 21st Century Fox investment in these Financial Statements.

Changes in the Company’s ownership interest in a consolidated subsidiary where a controlling financial interest is retained are accounted for as capital transactions. When the Company ceases to have a controlling interest in a consolidated subsidiary the Company will recognize a gain or loss in the Statements of Operations upon deconsolidation.

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2013 and fiscal 2012 included 52 weeks, while fiscal 2011 included 53 weeks with the 53rd week falling in the fourth fiscal quarter. All references to June 30, 2013, June 30, 2012 and June 30, 2011 relate to the twelve month periods ended June 30, 2013, July 1, 2012 and July 3, 2011, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Use of estimates

The preparation of the Company’s Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Also included in the cash and cash equivalents balance is cash held at the Digital Real Estate Services segment of $235 million and $186 million as of June 30, 2013 and 2012, respectively, which is not readily accessible by the Company as it is held by REA Group Limited (“REA Group”), a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.

Concentration of credit risk

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

Receivables, net

Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. In determining the allowance for returns, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return. The allowance for doubtful accounts is estimated based on historical experience, receivable aging, current economic trends and specific identification of certain receivables that are at risk of not being collected.

Receivables, net consist of:

	As of June 30,
	2013	2012
	(in millions)
Receivables	$1,510	$1,555
Allowances for returns and doubtful accounts	(175)	(186)

Receivables, net	$1,335	$1,369

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2013 or June 30, 2012 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the weighted average cost method. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates, sales patterns of its products and specifically identified obsolete inventory. Inventory is included within Other current assets on the Balance Sheets.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Prepublication costs

The Company capitalizes the art, prepress, outside editorial, digital conversion and other costs incurred in the creation of the master copy of a book or other media (the “prepublication costs”). Prepublication costs are amortized from the year of publication over their estimated useful lives, using the straight-line method. The Company regularly reviews the recoverability of the capitalized costs based on expected future revenues. Prepublications costs are included in Other current assets on the Balance Sheets and were $32 million as of both June 30, 2013 and 2012. Amortization of prepublication costs for the fiscal years ended June 30, 2013, 2012 and 2011 was $38 million, $37 million and $36 million, respectively.

Investments

Investments in and advances to equity or joint ventures in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% and exercises significant influence.

Under the equity method of accounting the Company includes its investment and amounts due to and from its equity method investments in its Balance Sheets. The Company’s Statements of Operations include the Company’s share of the investees’ earnings (losses) and the Company’s consolidated and combined statements of cash flows (the “Statements of Cash Flows”) include all cash received from or paid to the investee.

The difference between the Company’s investment and its share of the fair value of the underlying net assets of the investee upon acquisition is first allocated to either finite-lived intangibles or indefinite-lived intangibles and the balance is attributed to goodwill. The Company follows Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”), which requires that equity method finite-lived intangibles be amortized over their estimated useful life. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations. Indefinite-lived intangibles and goodwill are not amortized.

Investments in which the Company has no significant influence (generally less than a 20% ownership interest) or does not exert significant influence are designated as available-for-sale investments if readily determinable market values are available. The Company reports available-for-sale investments at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale investments are included in accumulated other comprehensive income (loss), net of applicable taxes and other adjustments until the investment is sold or considered impaired. If an investment’s fair value is not readily determinable, the Company accounts for its investment at cost. Dividends and other distributions of earnings from available-for-sale investments and cost investments are included in Interest, net in the Statements of Operations when declared.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over an estimated useful life of 3 to 50 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property are expensed as incurred. Changes in circumstances, such as technological advances or changes to the Company’s business model or capital strategy could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life, thereby increasing depreciation expense.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Operating Leases

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the applicable lease terms. The term used for straight-line rent expense is calculated initially from the date the Company obtains possession of the leased premises through the expected lease termination date.

Capitalized software

In accordance with ASC 350-40 “Internal-use Software”, the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct costs incurred to develop internal use software during the development stage are capitalized and amortized using the straight-line method over the remaining useful lives. Costs such as maintenance and training are expensed as incurred.

The Company also capitalizes certain costs in accordance with ASC 985-20 “Costs of Software to Be Sold, Leased, or Marketed.” Certain costs incurred for the development of computer software are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and is computed on a product-by-product basis at a rate not less than the straight-line method over the remaining estimated useful life of the product, generally five years. Research and development costs are expensed as incurred.

Royalty advances to authors

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery is not probable. The Company has a long history of providing authors with royalty advances, and it tracks each advance earned with respect to the sale of the related publication. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recovery and a provision is established to write-off the unearned advance usually between 6 and 12 months after publication. Additionally, the Company reviews its portfolio of unpublished royalty advances to determine if individual royalty advances are not recoverable for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. Based on this information, the portion of any advance that the Company believes is not recoverable is expensed.

Goodwill and intangible assets

The Company has a significant amount of intangible assets, including goodwill, newspaper mastheads, distribution networks, publishing rights and other copyrighted products and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually during the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below their carrying amounts. Intangible assets with finite lives are generally amortized over their estimated useful lives. The impairment assessment of indefinite-lived intangibles compares the fair value of these intangible assets to their carrying value.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Goodwill is reviewed for impairment at a reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments. For purposes of goodwill impairment review, the Company has identified Dow Jones, Australian newspapers, U.K. Newspapers, News America Marketing Group, FOX SPORTS Australia, HarperCollins, REA Group and the Digital Education business, as its reporting units. In assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step impairment review process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit primarily by using a discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates have been assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company also performs impairment reviews on its indefinite-lived intangibles assets, including newspaper mastheads, distribution networks and imprints. Newspaper mastheads and book publishing imprints are reviewed on an aggregated basis in accordance with ASC 350. Distribution networks are reviewed individually.

The methods used to estimate the fair value measurements of impaired goodwill and indefinite-lived intangible assets included those based on the income approach (including the discounted cash flow and relief-from-royalty methods) and those based on the market approach (primarily the guideline public company method). The resulting fair value measurements of the assets are considered to be Level 3 measurements. Significant unobservable inputs utilized in the income approach valuation methods are discount rates, long-term growth rates and royalty rates. Significant unobservable inputs utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and a control premium.

When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Asset impairments

Investments

Equity method investments are regularly reviewed for impairment by initially comparing their fair value to their respective carrying amounts each quarter. The Company determines the fair value of its public company investments by reference to their publicly traded stock price. With respect to private company investments, the Company makes its estimate of fair value by considering other available information, including recent investee equity transactions, discounted cash flow analyses, estimates based on comparable public company operating multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.

The Company regularly reviews available-for-sale investment securities for other-than-temporary impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold until recovery and the financial strength and specific prospects of the issuer of the security.

The Company regularly reviews investments accounted for at cost for other-than-temporary impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related estimated fair value, the duration of the estimated fair value decline, the Company’s ability to hold until recovery and the financial strength and specific prospects of the issuer of the security.

Long-lived assets

ASC 360, “Property, Plant, and Equipment,” (“ASC 360”) and ASC 350 require that the Company periodically reviews the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized if the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less their costs to sell.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

News and Information Services

Advertising revenues are recognized in the period when advertising is printed or placed on digital platforms, net of commissions and provisions for estimated sales incentives including rebates, rate adjustments and discounts. Advertising revenues from integrated marketing services are recognized when free standing inserts are

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

published or over the time period in which in-store marketing services are performed. Billings to clients and payments received in advance of the performance of services or delivery of products, are recorded as deferred revenue until the services are performed or the product is delivered.

Circulation and information services revenues include single-copy and subscription revenues. Circulation revenues are based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy sales) and digital subscriptions sold and the rates charged to the respective customers. Single-copy revenue is recognized based on date of publication, net of provisions for related returns. Proceeds from print, digital and electronic information services subscription revenues are deferred at the time of sale and are recognized in earnings on a pro rata basis over the terms of the subscriptions.

Other revenues are recognized when the related services are performed or the product has been delivered.

Book Publishing

Revenue from the sale of books for distribution in the retail channel is primarily recognized upon passing of control to the buyer. Revenue for electronic books (“e-books”), which is the net amount received from the retailer, is generally recognized upon electronic delivery to the customer by the retailer. Revenue is also reported net of any amounts billed to customers for taxes which are remitted to government authorities.

Digital Real Estate Services

Advertising revenues from providing real estate online advertising services are recognized on the fulfillment of customer service obligations which may include product performance and or product service periods.

Cable Network Programming

Affiliate fees received from cable television systems, direct broadcast satellite operators and other distribution systems are recognized as revenue in the period that services are provided.

Multiple element arrangements

Revenues derived from a single sales contract that contains multiple products and services are allocated based on the relative selling price of each delivered item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

Gross versus net revenue recognition

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. In connection with these arrangements, the Company must determine whether to report revenue based on the gross amount billed to the ultimate customer or on the net amount received from the customer after commissions and other payments to third parties.

The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as a principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of an arrangement. The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Barter transactions

The Company enters into transactions that involve the exchange of advertising, in part, for other products and services, which are recorded at the lesser of estimated fair value of the advertising given or product or service received in accordance with the provisions of ASC 605-20-25, “Advertising Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and expenses are recognized when services are received. Revenue from barter transactions included in the Statements of Operations was $48 million in fiscal 2013, $36 million in fiscal 2012 and $33 million in fiscal 2011. Expense from barter transactions included in the Statements of Operations was $48 million in fiscal 2013 and $36 million in each of fiscal 2012 and fiscal 2011.

Sales returns

Consistent with industry practice, certain of the Company’s products, such as books and newspapers, are sold with the right of return. The Company records, as a reduction of revenue, the estimated impact of such returns. In determining the estimate of product sales that will be returned, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

Advertising expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising and promotional expenses recognized totaled $442 million, $466 million and $469 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Shipping and handling

Costs incurred for shipping and handling are reflected in Operating expenses in the Statements of Operations.

Translation of foreign currencies

The financial results and position of foreign subsidiaries and affiliates are translated into U.S. dollars using the current rate method, whereby trading results are converted at the average rate of exchange for the period and assets and liabilities are converted at the closing rates on the period end date. The resulting translation adjustments are accumulated as a component of accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in income for the period.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries to the extent amounts are expected to be reinvested indefinitely.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Earnings (loss) per share

Basic earnings (loss) per share for the Class A Common Stock and Class B Common Stock is calculated by dividing Net income (loss) attributable to News Corporation stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted earnings (loss) per share for Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity-based compensation plans.

On the Distribution Date, approximately 579 million shares of News Corporation common stock were distributed to 21st Century Fox shareholders as of the Record Date and were outstanding as of June 30, 2013. This share amount is being utilized for the calculation of both basic and diluted earnings per share for all years presented prior to the Distribution Date as no News Corporation common stock or equity-based awards were outstanding prior to June 28, 2013. The dilutive effect of the Company’s equity-based awards issued in connection with the Separation of approximately 0.6 million shares is included in the computation of diluted earnings per share in the period subsequent to the Separation.

Equity-based compensation

The Company’s employees have historically participated in 21st Century Fox’s equity-based compensation plans. Equity-based compensation expense related to those plans has been allocated to and recorded by the Company based on the awards and terms previously granted to the Company’s employees. Effective as of the Distribution Date, outstanding RSU and PSU awards that vest on or after January 1, 2014 and stock options that expire on or after January 1, 2014 that were held by the Company’s employees were converted to awards with respect to Company stock. Outstanding RSU and PSU awards that vest and stock options that expire on or before December 31, 2013 that were held by the Company’s employees continued as awards with respect to 21st Century Fox stock.

Equity-based awards are accounted for in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. (See Note 10—Equity-Based Compensation).

Retirement benefit obligations

The Company provides defined benefit pension, postretirement health care, defined contribution and medical benefits to the Company’s eligible employees and retirees. Certain of the Company’s employees participate in defined benefit pension plans sponsored by 21st Century Fox. Prior to the Separation, the Statements of Operations included expenses related to these shared plans including direct expenses related to the Company’s employees as well as allocations of expenses related to corporate employees through the corporate expense allocations.

The Company accounts for its defined benefit pension, postretirement health care and defined contribution plans in accordance with ASC 715, “Compensation-Retirement Benefits” (“ASC 715”). The expense recognized by the Company is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation increases, among others. The Company recognizes the funded status of its defined benefit plans (other than multiemployer plans) as an asset or liability in the Balance Sheets and recognizes changes in the funded status in the year in which the changes occur through Accumulated other comprehensive income (loss) in the Balance Sheets. (See Note 13—Retirement Benefit Obligations).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Fair value measurements

The Company has various financial instruments that are measured at fair value on a recurring basis, including certain marketable securities and derivatives. The Company also applies the provisions of fair value measurement to various non-recurring measurements for the Company’s non-financial assets and liabilities. In accordance with ASC 820 “Fair Value Measurements,” the Company measures assets and liabilities using inputs from the following three levels of the fair value hierarchy: (i) inputs that are quoted prices in active markets for identical assets or liabilities (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) unobservable inputs that require the entity to use its own best estimates about market participant assumptions (“Level 3”).

The Company’s assets measured at fair value on a nonrecurring basis include investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually as of June 30 for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements.

Financial instruments and derivatives

The carrying value of the Company’s financial instruments, including cash and cash equivalents and cost investments, approximate fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market which are considered to be Level 2 measurements. The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2013, the Company did not anticipate nonperformance by any of the counterparties.

ASC 815, “Derivatives and Hedging” (“ASC 815”), requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. ASC 815 also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company uses financial instruments to hedge its limited exposures to foreign currency exchange risks primarily associated with payments made to manufacturers and author royalty payments. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company records the changes in the fair value of these items in current earnings. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding as of June 30, 2013 and June 30, 2012 was not material. Foreign exchange forward contracts recorded in the underlying hedged balances as of June 30, 2013 and June 30, 2012 were not material.

Recent accounting guidance

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 was effective for the Company for annual and interim goodwill impairment tests performed beginning July 1, 2012. The adoption of ASU 2011-08 did not have a significant impact on the Company’s Financial Statements.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit’s indefinite-lived intangible asset is less than the asset’s carrying value before applying a quantitative impairment assessment. If it is determined through the qualitative assessment that the fair value of a reporting unit’s indefinite-lived intangible asset is more likely than not greater than the asset’s carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning July 1, 2013. The Company does not expect the adoption of ASU 2012-02 will have a significant impact on its Financial Statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires the Company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company for interim reporting periods beginning July 1, 2013. The Company does not expect the adoption of ASU 2012-02 will have a significant impact on its Financial Statements as it relates to disclosures only.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The objective of ASU 2013-04 is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation (within the scope of this guidance) is fixed at the reporting date. Examples of obligations within the scope of ASU 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU 2013-04 is effective for the Company for interim reporting periods beginning July 1, 2014, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2013-04 will have on its Financial Statements, but does not expect the adoption will have a significant impact on the Company’s Financial Statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for the Company for interim reporting periods beginning July 1, 2014, however, early adoption is permitted. The Company is currently evaluating the impact ASU 2013-05 will have on its Financial Statements, but does not expect the adoption will have a significant impact on the Company’s Financial Statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. Based on its review, the Company has determined that ASU 2013-11 does not have a significant impact on its Financial Statements.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2013

In July 2012, the Company acquired Australian Independent Business Media Pty Limited (“AIBM”) for approximately $30 million in cash. AIBM publishes a subscription-based online newsletter for investors and a business news and commentary website.

In July 2012, the Company acquired Thomas Nelson, Inc. (“Thomas Nelson”), one of the leading Christian book publishers in the U.S., for approximately $200 million in cash. The acquisition of Thomas Nelson increased the Company’s presence and reach in the Christian publishing market. In accordance with ASC 350, the excess purchase price of approximately $160 million has been allocated as follows: $65 million to publishing rights with a useful life of 20 years, $25 million to imprints which have an indefinite life and approximately $70 million representing the goodwill on the transaction.

In November 2012, the Company acquired Consolidated Media Holdings Ltd. (“CMH”), a media investment company that operates in Australia, for approximately $2 billion in cash and assumed debt of approximately $235 million. This acquisition supports the Company’s strategic priority of acquiring greater control of investments that complement its portfolio of businesses. CMH owned a 25% interest in Foxtel through its 50% interest in FOX SPORTS Australia. FOX SPORTS Australia is the leading sports programming provider in Australia with seven standard definition television channels, high definition versions of five of these channels, an interactive viewing application and one IPTV channel. FOX SPORTS Australia holds the programming rights to broadcast live Australian sporting events within Australia including: National Rugby League, the domestic football league, English Premier League, international cricket as well as the NFL. Foxtel is the largest pay-TV provider in Australia, serving approximately 2.4 million subscribing households in Australia, or over 30% of the country’s population. Foxtel’s 200-plus channel selection (which includes standard definition channels, high definition versions of some of those channels, and audio and interactive channels) provides premium and exclusive content and a wide array of digital and mobile features. The remaining 50% of Foxtel is owned by Telstra Corporation Limited, one of Australia’s leading telecommunications companies. The acquisition doubled the Company’s stakes in FOX SPORTS Australia and Foxtel to 100% and 50%, respectively. Accordingly, the results of FOX SPORTS Australia have been included within a new Cable Network Programming segment in the Company’s consolidated results of operations since November 2012. Prior to November 2012, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company’s investment in Foxtel continues to be accounted for under the equity method of accounting.

The CMH acquisition was accounted for in accordance with ASC 805 “Business Combinations” which requires an acquirer to remeasure its previously held equity interest in an acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. The carrying amount of the Company’s previously held equity interest in FOX SPORTS Australia, through which the Company held its indirect 25% interest in Foxtel, was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of approximately $1.3 billion which was included in Other, net in the Statements of Operations for the fiscal year ended June 30, 2013. The fair value of the Company’s previously held equity interest of $1.6 billion was determined using an income approach (discounted cash flow analysis) adjusted to remove an assumed control premium. Significant unobservable inputs utilized in the income approach valuation method were discount rates ranging from 9.5% to 10.5%, based on the weighted average

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

cost of capital for FOX SPORTS Australia and Foxtel using the capital asset pricing model, and long-term growth rates of approximately 2.5%, reflecting the Company’s assessment of the long-term inflation rate for Australia.

In accordance with ASC 350 the excess purchase price, including the revalued previously held investment, of approximately $3.2 billion has been allocated as follows: $1.9 billion to equity method investments, approximately $684 million to amortizable intangible assets, primarily customer relationships, with useful lives ranging from 15 to 25 years and approximately $657 million representing the goodwill on the transaction.

The following pro forma supplemental information gives effect to the Company’s acquisition of CMH, as if the acquisition had occurred on July 1, 2011.

	For the fiscal years ended June 30,
	2013	2012
	(in millions)
Revenues	$9,088	$9,140
Net loss	(798)	(776)

The supplemental pro forma data above includes transaction expenses related to the acquisition of CMH of $21 million and a $1.3 billion non-taxable gain relating to the revaluation of existing holdings in FOX SPORTS Australia for the fiscal year ended June 30, 2012 to give effect to the acquisition as if it occurred on July 1, 2011.

The pro forma data is provided for informational purposes only. The pro forma information is not necessarily indicative of the results that would have been obtained had the acquisition been completed at the date indicated. In addition, the pro forma data does not purport to project the future financial position or operating results of the Company and CMH.

Under the purchase method of accounting, the total purchase price is allocated to net tangible and intangible assets based upon CMH’s estimated fair value as of the date of completion of the acquisition. Based upon the purchase price and the valuation performed, the purchase price allocation is as follows (in millions):

Assets acquired:
Current assets	$220
Property, plant and equipment	35
Investments (Foxtel)	2,227
Deferred tax assets	136
Other assets	413
Intangibles	684
Goodwill	657

Total assets acquired	$4,372

Liabilities assumed:
Current liabilities	$100
Deferred income taxes	402
Borrowings	234

Total liabilities assumed	736
Less investments held before acquisition	374

Net assets acquired	$3,262

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For the fiscal year ended June 30, 2013, the acquisitions of Thomas Nelson and FOX SPORTS Australia contributed $496 million in revenues and $90 million of Segment EBITDA to the Company’s consolidated results of operations.

Fiscal 2012

Acquisitions

In July 2011, the Company acquired Kidspot.com.au Limited, a pregnancy and parenting website, for approximately $50 million in cash.

Dispositions

In May 2012, the Company sold its former U.K. newspaper division headquarters located in East London, which it relocated from in August 2010, for consideration of approximately £150 million (approximately $235 million). £25 million (approximately $39 million) was received upon the closing of the sale and an additional £25 million (approximately $39 million) was received in May 2013. The remaining £100 million (approximately $156 million) is in the form of a secured note and the Company will receive £25 million (approximately $39 million) on May 31, 2014, and annually thereafter until May 31, 2017. The Company recorded a loss of approximately $22 million, net of tax, on this transaction in the Statements of Operations for the fiscal year ended June 30, 2012.

Other

In July 2011, 21st Century Fox announced that it would close its publication, The News of the World, after allegations of voicemail interception and payments to public officials. As a result of 21st Century Fox’s approval of the shutdown of The News of the World, 21st Century Fox reorganized portions of the U.K. newspaper business and recorded restructuring charges in fiscal 2013 and 2012 primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. (See Note 4—Restructuring Programs). 21st Century Fox and the Company are subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities relating to voicemail interception, illegal data access, inappropriate payments to public officials and obstruction of justice at The News of the World and The Sun and related matters (the “U.K. Newspaper Matters”). The Company, together with 21st Century Fox, is cooperating with these investigations. In addition, the Company has admitted liability in many civil cases related to the voicemail interception allegations and has settled many cases. The Company has established a Management & Standards Committee (the “MSC”) to continue and complete the responsibilities of the Management & Standards Committee that had been created by 21st Century Fox (the “Fox MSC”). The MSC is authorized to, among other things, respond to civil claims and lawsuits, ensure cooperation with all relevant investigations and inquiries into the U.K. Newspaper Matters, while ensuring that the rights of all parties are protected, and address all other related issues. The MSC has one independent member, Lord Grabiner QC, who served as independent Chairman of the Fox MSC. Gerson Zweifach, the Company’s General Counsel, serves as Lead Member of the MSC with respect to civil and parliamentary matters, and David Pitofsky, the Company’s Deputy General Counsel, serves as Lead Member with respect to criminal and regulatory matters. Messrs. Zweifach and Pitofsky report to the independent members of the Board of Directors through their representative Peter Barnes, the Company’s Lead Director and Chairman of the Company’s Audit Committee.

Fiscal 2011

In fiscal 2011, the Company acquired Wireless Generation Inc. (“Wireless Generation”) (now Amplify Insight), a digital education company, for cash. Total consideration was approximately $390 million, which included the equity purchase and the repayment of Wireless Generation’s outstanding debt.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 4. RESTRUCTURING PROGRAMS

Fiscal 2013

In fiscal 2013, the Company recorded restructuring charges of $293 million, of which $276 million related to the newspaper businesses. The restructuring charges primarily related to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper businesses. The restructuring charges recorded are primarily for termination benefits in Australia and contract termination payments in the U.K.

Fiscal 2012

In fiscal 2012, the Company recorded restructuring charges of $156 million, of which $151 million related to the newspaper businesses. The Company commenced the reorganization of portions of the newspaper businesses and recorded restructuring charges primarily for termination benefits as a result of the shutdown of The News of the World, certain organizational restructurings at other newspapers and the shutdown of a regional newspaper.

Fiscal 2011

In fiscal 2011, the Company recorded restructuring charges of approximately $25 million related to termination benefits recorded at the newspaper businesses.

Changes in the program liabilities were as follows:

	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, June 30, 2010	$20	$12	$—	$32
Additions	25	—	—	25
Payments	(23)	(2)	—	(25)
Other	1	—	—	1

Balance, June 30, 2011	$23	$10	$—	$33
Additions	126	2	28	156
Payments	(98)	(4)	(15)	(117)
Other	—	—	(13)	(13)

Balance, June 30, 2012	$51	$8	$—	$59
Additions	208	4	81	293
Payments	(207)	(5)	(69)	(281)
Other	(1)	(1)	(10)	(12)

Balance, June 30, 2013	$51	$6	$2	$59

The Company expects to record an additional $33 million of restructuring charges, principally related to additional employee termination benefits at the newspaper businesses, in fiscal 2014. As of June 30, 2013, restructuring liabilities of approximately $52 million were included in the Balance Sheets in Other current liabilities and the remaining balance was included in Other non-current liabilities.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Dow Jones

As a result of the Dow Jones acquisition, in fiscal 2008, the Company established and approved plans to integrate the acquired operations into the Company’s News and Information Services segment. The cost to implement these plans consisted of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had established prior to the acquisition, non-cancelable lease commitments and lease termination charges for leased facilities and other contract termination costs associated with the restructuring activities. As of June 30, 2013, all of the material aspects of the plans have been completed and the remaining obligation primarily pertains to the lease termination charges for leased facilities of approximately $27 million.

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

		Ownership Percentage as of June 30, 2013	As of June 30,
			2013	2012
			(in millions)
Equity method investments:
Foxtel(a) (b)	Australia pay television	50%	$1,875	$198
SKY Network Television Ltd.(b) (c)	New Zealand media company	— %	—	390
FOX SPORTS Australia(d)	Sports cable network programming	100%	—	171
Other equity method investments		various	35	35
Loan receivable from Foxtel(a)		N/A	412	227
Other investments(e)		various	177	105

Total Investments			$2,499	$1,126

(a)

In May 2012, Foxtel, a cable and satellite television service in Australia, in which the Company at the time indirectly owned a 25% interest, purchased Austar United Communications Pty Limited to create a national subscription television service in Australia. The transaction was funded by Foxtel bank debt and Foxtel’s shareholders made pro-rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the funding contribution was approximately $230 million (A$222 million). The subordinated shareholder note can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder note has a maturity date of July 15, 2027, with interest of 12% payable on June 30 each year and at maturity. Upon maturity, the principal advanced will be repayable. In November 2012, the Company increased its investment in Foxtel to 50% from 25% through the acquisition of CMH which also held the same subordinated shareholder note. Accordingly, the carrying value of the shareholder note receivable from Foxtel doubled to approximately $460 million (A$444 million) at the time of acquisition. (See Note 3— Acquisitions, Disposals and Other Transactions).

(b)

For the fiscal years ended June 30, 2013 and 2012, the Company received dividends from SKY Network Television Ltd. of $60 million and $64 million, respectively. For the fiscal years ended June 30, 2013 and 2012, the Company received dividends from Foxtel of $159 million and nil (as this was received through FOX SPORTS Australia in fiscal 2012), respectively.

(c)

In March 2013, the Company sold its 44% equity interest in SKY Network Television Ltd. for approximately $675 million and recorded a gain of approximately $321 million which was included in Other, net in the Statements of Operations for the fiscal year ended June 30, 2013.

(d)	In November 2012, the Company acquired the remaining 50% interest in FOX SPORTS Australia through the CMH transaction. (See Note 3—Acquisitions, Disposals and Other Transactions).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(e)

In April 2013, the Company sold its 10% investment in its venture with CME Group, Inc (“CME”). The Company recorded a gain of $12 million on this transaction which was recorded in Other, net for the fiscal year ended June 30, 2013. In addition, as a result of the transaction, the Company was released from its agreement to indemnify CME with respect to any payment of principal, premium and interest made by CME under its guarantee of the third-party debt issued by the joint venture.

Also included in Other Investments at June 30, 2013 are the Company’s investments in certain China venture funds and an approximate 19% stake in The Rubicon Project Inc., which were transferred to the Company from 21st Century Fox as part of the Separation and Distribution Agreement, as well as the Company’s existing approximate 12% investment in SEEK Asia.

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
Foxtel(a)	$66	$31	$32
Pay television and cable network programming equity affiliates(b)	51	83	82
Other equity affiliates	(17)	(24)	(5)

Total Equity earnings of affiliates	$100	$90	$109

(a)

The Company owned 25% of Foxtel through November 2012. The Company increased its ownership in Foxtel to 50% in November 2012. The Company’s investment in Foxtel exceeded its equity in the underlying net assets by approximately $2.1 billion as of June 30, 2013. This amount represented the excess cost over the Company’s proportionate share of its investment’s underlying net assets. This has been allocated between finite-lived intangible assets, indefinite-lived intangible assets and goodwill. The finite-lived intangible assets primarily represent subscriber relationships of approximately $0.9 billion with a weighted average useful life of 10 years. In accordance with ASC 350, the Company amortized $43 million in fiscal 2013 related to amounts allocated to finite-lived intangible assets for Foxtel. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

(b)

The Company’s investment in SKY Network Television Ltd. exceeded its equity in the underlying net assets by approximately $203 million as of June 30, 2012. This amount represented the excess cost over the Company’s proportionate share of its investment’s underlying net assets. This has been allocated between finite-lived intangible assets, indefinite-lived intangible assets and goodwill. The finite-lived intangible assets represent tradenames and subscriber relationships with a weighted average useful life of 17 years. In accordance with ASC 350, the Company amortized $1 million and $2 million in fiscal 2013 and 2012, respectively, related to amounts allocated to finite-lived intangible assets for SKY Network Television Ltd. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations. The Company sold its investment in SKY Network Television Ltd. in March 2013.

Impairments of investments

The Company regularly reviews its investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. The Company recorded impairment charges of $15 million and $14 million related to the Company’s

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

investment in an Australian newspaper business included in other equity method investments during the fiscal years ended June 30, 2013 and 2012, respectively, which were reflected in Equity earnings of affiliates in the Statements of Operations. The Company recorded write-offs of certain investments in the fiscal year ended June 30, 2012 of $30 million. These write-offs were reflected in Other, net in the Statements of Operations. These impairments and write-offs were taken as a result of either the deteriorating financial position of the investee or due to other-than-temporary impairment resulting from sustained losses and limited prospects for recovery.

Summarized Financial Information

Summarized financial information for the significant equity affiliates, including Foxtel, FOX SPORTS Australia for periods through November 2012 and SKY Network Television Ltd. for periods through March 2013, accounted for under the equity method was as follows:

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
Revenues	$3,872	$3,610	$3,226
Operating income	451	470	468
Net income	357	352	357

		As of June 30,
		2013	2012
		(in millions)
Current assets		$466	$789
Non-current assets		2,752	5,064
Current liabilities		1,005	958
Non-current liabilities		2,583	4,153

Summarized financial information for FOX SPORTS Australia was as follows:

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
Revenues	$523	$484	$444
Operating income(a)	115	137	135
Net income	99	79	82

(a)

Includes Depreciation and amortization of $12 million, $9 million and $9 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Operating income before depreciation and amortization was $127 million, $146 million and $144 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2013	2012
		(in millions)
Land		$185	$190
Buildings and leaseholds	3 to 50 years	1,923	2,029
Machinery and equipment(a)	3 to 30 years	3,019	3,186

		5,127	5,405
Less: accumulated depreciation and amortization(b)		(2,284)	(2,310)

		2,843	3,095
Construction in progress		149	179

Total Property, plant and equipment, net(c)		$2,992	$3,274

(a)	Includes capitalized software of approximately $568 million and $521 million as of June 30, 2013 and 2012, respectively.
(b)	Includes accumulated amortization of capitalized software of approximately $244 million and $176 million as of June 30, 2013 and 2012, respectively.
(c)

As a result of the Company’s impairment review, the Company recorded a $46 million write-down of News and Information Services fixed assets in Australia during the fiscal year ended June 30, 2013 in accordance with ASC 360. (See Note 7—Goodwill and Other Intangible Assets for further discussion of the write-down).

Depreciation and amortization related to property, plant and equipment was $454 million, $406 million and $356 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. This includes amortization of capitalized software of $122 million, $122 million and $84 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Total operating lease expense was approximately $146 million, $147 million and $155 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of News Corporation’s intangible assets and related accumulated amortization for the fiscal years ended June 30, 2013 and 2012 were as follows:

	As of June 30,
	2013	2012
	(in millions)
Intangible Assets Not Subject to Amortization:
Newspaper Mastheads	$317	$1,170
Distribution Networks	397	398
Imprints	194	163
Other	16	15

Total Intangible Assets Not Subject to Amortization	$924	$1,746

Intangible Assets Subject to Amortization:
Channel Distribution Agreements(a)	476	—
Publishing Rights(b)	338	289
Customer Relationships(c)	387	342
Other(d)	61	84

Total Intangible Assets Subject to Amortization, Net	$1,262	$715

Total Intangible Assets, Net	$2,186	$2,461

(a)

Net of accumulated amortization of $12 million and nil as of June 30, 2013 and 2012, respectively. The average useful life of the channel distribution agreements is 25 years primarily based on the period that a majority of the future cash flows from these intangibles will be generated.

(b)

Net of accumulated amortization of $78 million and $62 million as of June 30, 2013 and 2012, respectively. The average useful life of publishing rights is 20 to 30 years primarily based on the weighted-average remaining contractual terms of the underlying publishing contracts and the Company’s estimates of the period within those terms that the asset is expected to generate a majority of its future cash flows.

(c)

Net of accumulated amortization of $282 million and $246 million as of June 30, 2013 and 2012, respectively. The average useful life of customer relationships ranges from 3 to 25 years. The useful lives of these assets are estimated by applying historical attrition rates and determining the resulting period over which a majority of the accumulated undiscounted cash flows related to the customer relationships are expected to be generated. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

(d)

Net of accumulated amortization of $70 million and $57 million as of June 30, 2013 and 2012, respectively. The average useful life of other intangible assets ranges from 2 to 15 years. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

Amortization related to amortizable intangible assets, net was $94 million, $77 million and $74 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Based on the current amount of amortizable intangible assets, net, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2014—$100 million; 2015—$94 million; 2016—$85 million; 2017—$79 million; and 2018—$72 million. These amounts may vary as acquisitions and disposals occur in the future and as purchase price allocations are finalized.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The changes in the carrying value of goodwill, by segment, are as follows:

	News and Information Services	Cable Network Programming	Digital Real Estate Services	Book Publishing	Other	Total Goodwill
	(in millions)
Balance, June 30, 2011	$3,490	$—	$82	$3	$391	$3,966
Acquisitions	41	—	—	—	7	48
Foreign exchange movements	(100)	—	(6)	—	(4)	(110)
Impairments	(1,282)	—	—	—	(25)	(1,307)
Other	—	—	—	—	(9)	(9)

Balance, June 30, 2012	$2,149	$—	$76	$3	$360	$2,588

Acquisitions	30	657	—	67	—	754
Foreign exchange movements	(18)	(76)	(6)	—	1	(99)
Impairments	(489)	—	—	—	(5)	(494)
Dispositions	—	—	—	—	(24)	(24)
Other	7	—	—	—	(7)	—

Balance, June 30, 2013	$1,679	$581	$70	$70	$325	$2,725

The carrying amount of goodwill as of June 30, 2013 and 2012 reflected accumulated impairments, principally relating to the News and Information Services segment, of $3.4 billion and $3.1 billion, respectively.

The Company has a significant amount of intangible assets, including goodwill, newspaper mastheads, distribution networks, publishing rights and other copyrighted products and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually during the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives are generally amortized over their estimated useful lives. The impairment assessment of indefinite-lived intangibles compares the fair value of these intangible assets to their carrying value. (See Note 2 – Summary of Significant Accounting Policies for additional information).

Annual Impairment Assessments

Fiscal 2013

During the fourth quarter of fiscal 2013, as part of the Company’s long-range planning process in preparation for the Separation, the Company adjusted its future outlook and related strategy principally with respect to the News and Information Services business in Australia and secondarily with respect to the News and Information Services businesses in the U.S. which resulted in a reduction in expected future cash flows. As a result, the Company determined that the fair value of these reporting units declined below their respective carrying values and recorded non-cash impairment charges of approximately $1.4 billion ($1.1 billion, net of tax) in the fiscal year ended June 30, 2013. The charges primarily consisted of a write-down of the Company’s goodwill of $494 million, a write-down of intangible assets (primarily newspaper mastheads) of $862 million, and a write-down of fixed assets of $46 million. The impairment charges also include $42 million reflecting the expected sale of assets at values below their carrying value. As of June 30, 2013, these net assets of approximately $89 million were classified as held for sale and included in other current assets in the Balance Sheets.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Significant unobservable inputs utilized in the income approach valuation methods were discount rates (ranging from 11.0%-14.5%), long-term growth rates (ranging from (0.5)%-1.5%) and royalty rates (ranging from 0.5%-1.5%). Significant unobservable inputs utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 5%. Significant increases (decreases) in royalty rates, growth rates, control premium and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premium and multiples, would result in a significantly higher (lower) fair value measurement.

Other than the impairments noted above, the Company determined that the goodwill and indefinite-lived intangible assets included in the Balance Sheets were not impaired.

Fiscal 2012

During the fourth quarter of fiscal 2012, the Company completed its annual impairment review of goodwill and indefinite-lived intangible assets. As a result of the impairment review performed, the Company recorded non-cash impairment charges of approximately $2.6 billion ($2.2 billion, net of tax) for the fiscal year ended June 30, 2012. The charges consisted of a write-down of goodwill of approximately $1.3 billion and a write-down of indefinite-lived intangible assets (primarily newspaper mastheads and distribution networks) of approximately $1.3 billion. These impairment charges were primarily the result of adverse trends affecting several businesses in the News and Information Services segment, including secular declines in the economic environment in Australia, a decline in in-store advertising spend by consumer packaged goods manufacturers in the U.S. and lower forecasted revenues from certain businesses utilizing various trade names owned by the Company’s newspaper operations. The Company’s newspaper business in Australia, in particular, experienced weakness in newspaper advertising reflecting a combination of a softening economy and declines in paid circulation. During the fourth quarter, the business announced a number of major new initiatives to extend the business into multiple platforms and to address these challenges. As part of the annual review process, the Company determined that it was more likely than not that certain assets would be sold. The impairment charges also reflected the potential sale of these assets at a value below their carrying value. As of June 30, 2012, these net assets of approximately $126 million were classified as held for sale and included in other current assets in the Balance Sheets. Significant unobservable inputs utilized in the income approach valuation methods were discount rates (ranging from 9.5%-12.5%), long-term growth rates (ranging from 0.5%-3.0%) and royalty rates (ranging from 2.0%-3.5%). Significant unobservable inputs utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%.

Other than the impairments noted above, the Company determined that the goodwill and indefinite-lived intangible assets included in the Balance Sheets were not impaired.

NOTE 8. REDEEMABLE PREFERRED STOCK

In connection with the Separation, 21st Century Fox sold 4,000 shares of cumulative redeemable preferred stock with a par value of $5,000 per share of a newly formed U.S. subsidiary of the Company. (See Note 15 – Income Taxes). The preferred stock pays dividends at a rate of 9.5% per annum, payable quarterly. The preferred stock is callable by the Company at any time after the fifth year and is puttable at the option of the holder after 10 years. As of June 30, 2013, $20 million is included in Redeemable Preferred Stock on the Balance Sheet.

NOTE 9. STOCKHOLDERS’ EQUITY

The following relates to Stockholders’ equity post-Separation. For a discussion of 21st Century Fox’s investment prior to the Separation see Note 11 – Related Party Transactions and 21st Century Fox Investment.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Authorized Capital Stock

Immediately following the Separation, the Company’s authorized capital stock consisted of 1,500,000,000 shares of Class A Common Stock, par value $0.01 per share, 750,000,000 shares of Class B Common Stock, par value of $0.01 per share, 25,000,000 shares of Series Common Stock, par value $0.01 per share, and 25,000,000 shares of Preferred Stock, par value of $0.01 per share.

Common Stock

Shares Outstanding—On June 28, 2013, the distribution of one share of Class A Common Stock of the Company for every four shares of 21st Century Fox Class A Common Stock and one share of Class B Common Stock of the Company for every four shares of 21st Century Fox Class B Common Stock was completed. Following the Separation, the Company had 379 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and 200 million shares of Class B Common Stock outstanding at a par value of $0.01 per share.

Dividends—Holders of shares of the Company’s Class A Common Stock and Class B Common Stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available for that purpose. Future dividends are dependent on the Company’s financial condition and results of operations, the capital requirements of its business, covenants associated with debt obligations, if any, legal requirements, regulatory constraints, industry practice and other factors deemed relevant by its Board of Directors.

Voting Rights— The holders of the Company’s Class A Common Stock are entitled to vote only in the limited circumstances set forth in the Company’s Restated Certificate of Incorporation. The holders of the Company’s Class B Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders.

Liquidation Rights—In the event of a liquidation or dissolution of the Company, or a portion thereof, holders of Class A Common Stock and Class B Common Stock shall be entitled to receive all of the remaining assets of the Company available for distribution to its stockholders, ratably in proportion to the number of shares held by Class A Common Stock holders and Class B Common Stock holders, respectively. In the event of any merger or consolidation with or into another entity, the holders of Class A Common Stock and the holders of Class B Common Stock shall be entitled to receive substantially identical per share consideration.

Stock Repurchases

The Company’s Board of Directors has authorized stock repurchases in which the Company may purchase up to an aggregate of $500 million of Class A Common Stock. All decisions regarding any stock repurchases will be at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding any stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, if any, other contractual restrictions, as well as legal requirements (including compliance with the IRS private letter ruling), regulatory constraints, industry practice and other factors that the committee may deem relevant. This stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors. The Company cannot provide any assurances that any shares will be repurchased.

Stockholder Rights Agreement

During fiscal 2013, the Company’s Board of Directors adopted a stockholder rights agreement.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Under the rights agreement, each outstanding share of common stock of the Company has attached to it one right. Initially, the rights will be represented by the common stock of the Company, will not be traded separately from the common stock and will not be exercisable. The rights, unless redeemed or exchanged, will become exercisable for common stock of the Company 10 business days after public announcement that a person or group has obtained beneficial ownership (defined to include stock which a person has the right to acquire, regardless of whether such right is subject to the passage of time or the satisfaction of conditions), including by means of a tender offer, of 15% or more of the outstanding shares of the Company’s Class B Common Stock. Following such acquisition of beneficial ownership, each right will entitle its holder (other than the acquiring person or group) to purchase, at the exercise price (subject to adjustments provided in the rights agreement), a number of shares of the Company’s Class A or Class B Common Stock, as applicable, having a then-current market value of twice the exercise price, and in the event of a subsequent merger or other acquisition of the Company or transfer of 50% or more of the Company, to purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a then-current market value of twice the exercise price. The exercise price for the Company rights will be $90.00.

The rights will not become exercisable by virtue of (i) any person’s or group’s beneficial ownership, as of May 24, 2013, of 15% or more of the Class B Common Stock of the Company, unless such person or group acquires beneficial ownership of additional shares of the Company’s Class B Common Stock after May 24, 2013; (ii) the repurchase of the Company’s shares that causes a holder to become the beneficial owner of 15% or more of the Company’s Class B Common Stock, unless such holder acquires beneficial ownership of additional shares representing one percent or more of the Company’s Class B Common Stock; (iii) acquisitions by way of a pro rata stock dividend or a stock split; (iv) acquisitions solely as a result of any unilateral grant of any security by the Company or through the exercise of any options, warrants, rights or similar interests (including restricted stock) granted by the Company to its directors, officers and employees pursuant to any equity incentive or award plan; or (v) certain acquisitions determined by the Company’s Board of Directors to be inadvertent, provided, that following such acquisition, the acquirer promptly, but in any case within 10 business days, divests a sufficient number of shares so that such person would no longer otherwise qualify as an acquiring person.

The rights will expire on June 28, 2014, unless the rights agreement is earlier terminated or such date is advanced or extended by the Company, or the rights are earlier redeemed or exchanged by the Company.

NOTE 10. EQUITY-BASED COMPENSATION

Prior to the Separation from 21st Century Fox, the Company’s employees participated in 21st Century Fox’s equity-based compensation plans pursuant to which they were granted equity awards of 21st Century Fox stock. The equity-based payment expense recorded by the Company prior to the Separation includes the expense associated with the employees historically attributable to the Company’s operations, as well as an allocation of equity-based compensation expense for 21st Century Fox corporate employees who provided certain centralized support functions.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the Company’s equity-based compensation expense reported in the Statements of Operations:

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
News Corporation’s employees	$41	$30	$28
Allocated(a)	8	14	11

Total	$49	$44	$39

Total intrinsic value of stock options exercised	$23	$12	$1

(a)	The allocated expense includes executive directors and corporate executives of 21st Century Fox, allocated using a proportional allocation methodology, which management has deemed to be reasonable.

As of June 30, 2013, total compensation cost not yet recognized for all plans presented related to unvested awards held by the Company’s employees was approximately $31 million and is expected to be recognized over a weighted average period of between one and two years.

The tax benefit recognized on vested restricted stock units (“RSUs”) for the Company’s employees and stock options exercised by the Company’s employees was $10 million, $3 million and $8 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

21st Century Fox Incentive Plans

Prior to the Separation, the Company’s employees participated in 21st Century Fox’s equity compensation plans (the “Plans”) under which equity-based compensation, including stock options, performance stock units (“PSUs”), restricted stock, RSUs and other types of awards, were granted. The Compensation Committee of 21st Century Fox’s Board of Directors (“21st Century Fox’s Compensation Committee”) determined the recipients, type of award to be granted and amounts of awards granted under the Plans. Stock options awarded under the Plans were granted at exercise prices which are equal to or exceed the market price at the date of grant.

In connection with the Separation, RSUs and PSUs that vest on or after January 1, 2014 and stock option awards that expire on or after January 1, 2014 were converted into new equity awards of the Company, in accordance with the Employee Matters Agreement, using a formula designed to preserve the value of the awards immediately prior to the Separation. Converted awards have the same terms and features as the original awards, except with respect to PSU performance metrics which will be adjusted to account for the impact of the Separation. These awards will be settled under the terms of the Company’s 2013 LTIP Plan which was approved by 21st Century Fox Compensation Committee prior to the Separation. In addition to the awards converted, the Company has the ability to award up to 30 million shares under the terms of the 2013 LTIP Plan. As of June 30, 2013, no additional awards have been granted under the Company’s 2013 LTIP plan. The majority of equity-based compensation awards which vest on or prior to December 31, 2013 continued as awards of 21st Century Fox stock.

The fair value of equity-based compensation under the Plans is calculated according to the type of award issued. Cash settled awards are marked-to-market at each reporting period.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Performance Stock Units

PSUs are fair valued on the date of grant and expensed using a straight-line method as the awards cliff vest at the end of the three year performance period. The number of shares expected to vest is based on management’s determination of the probable outcome of the performance condition, which requires considerable judgment. The Company records a cumulative adjustment in periods in which its estimate of the number of shares expected to vest changes. Additionally, the expense recognized is ultimately adjusted to reflect the actual vested shares following the achievement, if any, of the performance conditions. The number of shares that will be issued upon vesting of PSUs can range from 0% to 200% of the target award, based on the three-year total shareholder return (“TSR”) as measured against the three-year TSR of the companies that comprise the Standard and Poor’s 500 Index (excluding financial and energy sector companies) and other company specific performance measures. The fair value of the TSR condition is determined using a Monte Carlo simulation model. Any person who holds PSUs shall have no ownership interest in the shares to which such PSUs relate until and unless the shares are delivered to the holder.

In the first quarter of fiscal 2013 and 2012, respectively, certain executives of the Company responsible for various business units each received a grant of PSUs that has a three year performance measurement period beginning in July 2012 and 2011. The awards are subject to the achievement of pre-defined goals for operating profit, cash flow and key divisional performance indicators for the applicable performance period. The majority of these awards were converted to and will be settled in shares of the Company’s Class A Common Stock subject to the achievement of the relevant performance metrics and participants’ continued employment with the Company.

In fiscal 2013 and 2012, a total of 1.7 million and 1.8 million target PSUs were granted to the Company’s employees, respectively, of which 1.2 million and 1.2 million, respectively, will be settled in shares of the Company’s Class A Common Stock.

Restricted Stock Units

RSU awards are grants that entitle the holder to shares of 21st Century Fox or Company Class A Common Stock or the cash equivalent value of such shares based on the expected vesting date and the terms of the Employee Matters Agreement. Fair value of RSUs issued under the Plans is based upon the fair market value of the shares underlying the awards on the grant date. Any person who holds RSUs shall have no ownership interest in the shares to which such RSUs relate until and unless shares are delivered to the holder. Certain RSU awards are settled in cash and are subject to terms and conditions of the Plans and such other terms and conditions as were previously established by the 21st Century Fox Compensation Committee.

Certain executives responsible for various business units within the Company had the opportunity to earn a grant of RSUs under the Plans in fiscal 2013, 2012 and 2011. These awards (the “Performance Awards”) were conditioned upon the achievement of pre-determined operating profit goals for fiscal 2013, 2012 and 2011 by the executive’s respective business unit. If the actual fiscal 2013, 2012 and 2011 operating profit of the executive’s business unit as compared to its pre-determined target operating profit for the fiscal year was within a certain performance goal range, the executive was entitled to receive a grant of RSUs pursuant to a Performance Award. To the extent that it was determined that the business unit’s actual fiscal 2013, 2012 and 2011 operating profit fell within the performance goal range for that fiscal year, the executive received a percentage of his or her annualized base salary, ranging from 0% to 100%, in time-vested RSUs representing Class A shares of either 21st Century Fox or the Company depending on the vesting date of such awards.

During the fiscal years ended June 30, 2013, 2012 and 2011, 0.2 million, 1.0 million and 3.1 million RSUs were granted to the Company’s employees, respectively, which primarily vest over four years. Outstanding RSUs

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

held by the Company’s employees as of the Distribution Date are payable in shares of 21st Century Fox’s Class A Common Stock if such awards vest on or prior to December 31, 2013. The remaining awards are payable in shares of the Company’s stock under the 2013 LTIP plan upon vesting. During the fiscal years ended June 30, 2013, 2012 and 2011, approximately 266,000, 395,000 and 449,000 of cash-settled RSUs held by the Company’s employees vested, respectively. Cash paid to the Company’s employees for vested cash-settled RSUs was approximately $6 million in each of the fiscal years ended June 30, 2013, 2012 and 2011.

The following table summarizes the activity related to the RSUs and target PSUs granted to the Company’s employees which will be settled in shares of the Company (RSU and PSU units in thousands):

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Number of shares	Weighted average grant- date fair value (d)	Number of shares	Weighted average grant- date fair value (d)	Number of shares	Weighted average grant- date fair value (d)
Unvested units at beginning of the year	3,076	$14.81	2,204	$13.52	1,645	$16.73
Granted	1,414	24.83	2,189	15.14	2,344	13.85
Vested (a)	(869)	14.46	(991)	13.14	(1,656)	16.68
Cancelled	(426)	15.52	(326)	14.61	(129)	16.89
Units impacted by the Separation(b)	(609)	17.02	—	—	—	—
Units granted in conversion, as a result of the Separation	2,971	9.46	—	—	—	—

Unvested units at the end of the year(c)	5,557	$9.46	3,076	$14.81	2,204	$13.52

(a)	The fair value of RSUs held by the Company’s employees that vested during the fiscal years ended June 30, 2013, 2012 and 2011 was approximately $20 million, $16 million and $24 million, respectively.
(b)

Represents 0.9 million of unvested PSUs and RSUs outstanding as of the Distribution Date, which will continue to be settled in shares of 21st Century Fox Class A Common Stock as such awards will vest on or prior to December 31, 2013, offset by 0.3 million awards which represent PSUs and RSUs held by 21st Century Fox Corporate employees who became employed by the Company during the previous 12 months. Awards held by these former 21st Century Fox corporate employees that vest on or after January 1, 2014 have been assumed by the Company and will be settled in the shares of the Company.

(c)	The intrinsic value of these unvested RSUs and target PSUs was approximately $84 million as of June 30, 2013.
(d)

The weighted average grant date fair value for periods ending prior to June 30, 2013 represents the fair value of awards granted with respect to 21st Century Fox Class A Common Stock, prior to conversion to awards with respect to Company Class A Common Stock. The weighted average grant date fair value of awards at June 30, 2013 represents the fair value of awards using the conversion ratio set forth by the 21st Century Fox Compensation Committee.

Stock Options

As of June 28, 2013, the Company’s employees participated in certain stock option plans which were assumed by the Company. Outstanding awards under these plans converted to and will be settled in Class A Common Stock of the Company as the expiration of such awards is subsequent to December 31, 2013.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes information about stock option transactions for the employee stock option plans (options in thousands):

	Fiscal 2013			Fiscal 2012			Fiscal 2011
	Options	Weighted average exercise price(c)		Options	Weighted average exercise price(c)		Options	Weighted average exercise price(c)
		(in US$)	(in A$)		(in US$)	(in A$)		(in US$)	(in A$)
Outstanding at the beginning of the year	4,086	$12.40	$18.27	9,094	$12.36	$18.98	13,145	$14.34	$21.58
Exercised	(2,924)	12.57	18.53	(2,303)	9.28	15.40	(357)	12.29	15.90
Cancelled	(191)	12.39	18.86	(2,705)	14.92	23.09	(3,694)	19.39	28.51
Options impacted by the Separation(a)	(786)	11.27	17.08	—			—
Shares granted in conversion, as a result of the Separation	278	5.88		—			—

Outstanding at the end of the year(b)	463	5.88	—	4,086	$12.40	$18.27	9,094	$12.36	$18.98

Exercisable at the end of the year	463			3,722			8,094

(a)	Represents 0.8 million of outstanding options as of the Distribution Date, which were converted into and will be settled in Class A shares of 21st Century Fox.
(b)

Represents the total number of outstanding options as of the Distribution Date which were converted into options over Class A Common Stock of the Company as the options are set to expire subsequent to December 31, 2013. The intrinsic value of options outstanding held by the Company’s employees as of June 30, 2013, 2012 and 2011 was $4.3 million, $18.4 million, and $13.4 million, respectively. There were no unvested stock options at June 30, 2013.

(c)

The weighted average exercise price for periods prior to June 30, 2013 represents the exercise price of awards prior to conversion to awards of the Company. The weighted average exercise price of awards at June 30, 2013 represents the exercise price of the awards using the conversion ratio set forth by the 21st Century Fox Compensation Committee.

The exercise prices for the stock options issued prior to 21st Century Fox’s reorganization in November 2004 are in Australian dollars. The U.S. dollar equivalents presented above have been converted at historical exchange rates; therefore, the proceeds from the exercise of these stock options may differ due to fluctuations in exchange rates in periods subsequent to the date of the grant.

NOTE 11. RELATED PARTY TRANSACTIONS AND 21ST CENTURY FOX INVESTMENT

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates, to purchase and/or sell advertising and administrative services. The following table sets forth the net revenue from related parties included in the Statements of Operations:

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
Related party revenue, net of expense	$242	$61	$72

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the Balance Sheets:

	As of June 30,
	2013	2012
	(in millions)
Accounts receivable from related parties	$2	$13
Amounts due from 21st Century Fox	247	—
Accounts payable to related parties	—	165

Corporate Allocations and 21st Century Fox Investment

Historically, 21st Century Fox has provided services to and funded certain expenses for the Company that have been included as a component of 21st Century Fox Investment within Stockholders Equity such as: global real estate and occupancy; and employee benefits. In addition, as discussed in Note 1 – Description of Business and Basis of Presentation, the Company’s Financial Statements include general corporate expenses of 21st Century Fox which were not historically allocated to the Company for certain support functions that are provided on a centralized basis within 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others (“General Corporate Expenses”). For purposes of these stand-alone financial statements, the General Corporate Expenses incurred prior to the Separation have been allocated to the Company. The General Corporate Expenses incurred prior to the Separation are included in the Statements of Operations in Selling, general and administrative expenses and accordingly as a component of 21st Century Fox investment. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated or combined revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying the Financial Statements, including the assumptions regarding allocating General Corporate Expenses from 21st Century Fox are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s consolidated and combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The corporate allocations made during the fiscal years ended June 30, 2013, 2012 and 2011 of $240 million, $212 million and $191 million, respectively, included both general corporate expenses of 21st Century Fox which were not historically allocated to the Company of $112 million, $102 million and $97 million, respectively, and historical direct allocations primarily consisting of rent, insurance and stock compensation expense of approximately $128 million, $110 million and $94 million, respectively.

All significant intercompany transactions that occurred prior to the Distribution Date, between the Company and 21st Century Fox have been included in these Financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Statements of Cash Flows as a financing activity and in the Balance Sheets as 21st Century Fox investment.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the components of the net (decrease) increase in 21st Century Fox investment for the fiscal years ended June 30, 2013, 2012 and 2011:

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
Cash pooling and general financing activities(a)	$(176)	$(1,178)	$(293)
Corporate allocations	240	212	191
Cash transfer from 21st Century Fox for acquisitions and dispositions	1,933	—	391
Contribution of assets and liabilities assumed upon Separation:
Cash	786	—	—
Amounts due from 21st Century Fox(b)	247	—	—
Taxes payable(c)	571	—	—
Deferred taxes, net of valuation allowances(d)	416	—	—
Cost and equity-based investments	127	—	—
Employee benefits and compensation liabilities	(94)	—	—
Redeemable preferred stock	(20)	—	—
Other liabilities, net	(11)	—	—
Conversion of 21st Century Fox investment to Additional paid-in capital	(12,287)	—	—

Net (decrease) increase in 21st Century Fox investment	$(8,268)	$(966)	$289

(a)

The nature of activities included in the line item “Cash pooling and general financing activities” includes financing activities for capital transfers, cash sweeps, and other treasury services prior to the Separation. Such pooling activities no longer exist between the Company and 21st Century Fox post-separation.

(b)

The amounts due from 21st Century Fox consist of a receivable of $207 million related to the final cash distribution which will be received from 21st Century Fox during the first quarter of fiscal 2014 and $40 million related to the indemnification of certain costs related to the U.K. Newspaper Matters as discussed below.

(c)

For purposes of the Company’s Financial Statements for periods prior to the Separation, income tax expense has been recorded as if the Company filed tax returns on a stand-alone basis separate from 21st Century Fox by applying the separate tax returns methods. This amount represents the difference between the separate return method and the actual income tax liabilities allocated to the Company, pursuant to the applicable tax law, as of the Distribution Date.

(d)

The deferred taxes primarily relate to a U.S. deferred tax asset of $429 million ($378 million, net of valuation allowance) as a result of the increased tax basis recognized for goodwill and intangible assets pursuant to the internal reorganization, that transferred to the Company upon Separation. (See Note 15 – Income Taxes).

Relationship Between News Corp and 21st Century Fox After the Separation

In conjunction with the Separation, the Company entered into the Separation and Distribution Agreement, Transition Services Agreement (“TSA”), Tax Sharing and Indemnification Agreement and Employee Matters Agreement with 21st Century Fox to effect the Separation and to provide a framework for the Company’s relationship with 21st Century Fox subsequent to the Separation.

The Separation and Distribution Agreement between the Company and 21st Century Fox contains the key provisions relating to the separation of the Company’s business from 21st Century Fox and the distribution of the Company’s common stock to 21st Century Fox stockholders. The Separation and Distribution Agreement

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

identifies the assets that were transferred and liabilities that were assumed by the Company from 21st Century Fox in the Separation and describes how these transfers and assumptions occurred. In accordance with the Separation and Distribution Agreement, the Company’s aggregate cash and cash equivalents balance at the Distribution Date should be approximately $2.6 billion. As of June 30, 2013, the Company had cash and cash equivalents of $2.4 billion. The remaining $207 million will be received from 21st Century Fox during the first quarter of fiscal 2014 and is recorded in Amounts due from 21st Century Fox on the Balance Sheets as of June 30, 2013.

Also, as part of the Separation and Distribution Agreement, 21st Century Fox will indemnify the Company for payments, on an after-tax basis, made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. (See Note 12 – Commitments and Contingencies).

Under the TSA, the Company and 21st Century Fox will provide to each other certain specified services on a transitional basis, including, among others, payroll, employee benefits and pension administration, information systems, insurance, legal and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The Company anticipates that it will generally be in a position to complete the transition of most services (excluding certain insurance, sourcing and other services) on or before 24 months following the Distribution Date. Services under the TSA began on July 1, 2013. As a result, there was no financial impact resulting from the TSA in fiscal 2013.

The Company entered into a Tax Sharing and Indemnification Agreement with 21st Century Fox that governs its and 21st Century Fox’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Under the Tax Sharing and Indemnification Agreement, the Company will generally indemnify 21st Century Fox against taxes attributable to the Company’s assets or operations for all tax periods or portions thereof after the Separation. For taxable periods or portions thereof prior to the Separation, 21st Century Fox will generally indemnify the Company against U.S. consolidated and combined taxes attributable to such periods, and the Company will indemnify 21st Century Fox against the Company’s separately filed U.S. state and foreign taxes and foreign consolidated and combined taxes for such periods. The Tax Sharing and Indemnification Agreement also provides that the proceeds, if any, from the refund of certain foreign income taxes (plus interest) of a subsidiary of the Company that were claimed prior to the Separation are to be paid to 21st Century Fox, net of certain taxes. (See Note 15 – Income Taxes).

The Company entered into an Employee Matters Agreement that governs the Company’s and 21st Century Fox’s obligations with respect to employment, compensation, benefits and other related matters for employees of certain of the Company’s U.S.-based businesses (the “Employee Matters Agreement”). In general, the Employee Matters Agreement addresses matters relating to employees transferring to the Company’s U.S. businesses and former employees of those businesses that participated in benefit plans (including postretirement benefits) and programs that were retained by 21st Century Fox following the Separation. The Employee Matters Agreement also addresses equity compensation matters relating to employees of all of the Company’s businesses, both U.S. and non-U.S. (See Note 10 – Equity-Based Compensation and Note 13 – Retirement Benefit Obligations).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2013:

	As of June 30, 2013
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Purchase obligations(a)	$2,105	$587	$649	$297	$572
Sports programming rights(b)	655	127	343	175	10
Operating leases(c)
Land and buildings	1,059	154	255	211	439
Plant and machinery	15	9	6	—	—

Total commitments and contractual obligations	$3,834	$877	$1,253	$683	$1,021

(a)	The Company has commitments under purchase obligations related to printing contracts, capital projects, marketing agreements and other legally binding commitments.
(b)

The Company has sports programming rights commitments with National Rugby League, Football Federation Australia, English Premier League as well as certain other broadcast rights which are payable through fiscal 2018.

(c)

The Company leases office facilities, warehouse facilities, printing plants and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2062. This amount includes approximately $225 million of office facilities that have been subleased from 21st Century Fox.

In accordance with ASC 715 “Compensation—Retirement Benefits” (“ASC 715”), the total accrued benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2013 was approximately $353 million. (See Note 13 – Retirement Benefit Obligations). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

Contingencies

U.K. Newspaper Matters and Related Investigations and Litigation

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. was filed on behalf of all purchasers of 21st Century Fox’s common stock between March 3, 2011 and July 11, 2011, in the U.S. District Court for the Southern District of New York. The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding alleged acts of voicemail interception at The News of the World. The suit named as defendants 21st Century Fox, Rupert Murdoch, James Murdoch and Rebekah Brooks, and sought compensatory damages, rescission for damages sustained and costs.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff in the litigation and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint was to be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. Defendants have filed their motions to dismiss, which are pending. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action.

In addition, U.K. and U.S. regulators and governmental authorities continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The investigation by the U.S. Department of Justice (the “DOJ”) is directed at conduct that occurred within 21st Century Fox prior to the creation of the Company. Accordingly, 21st Century Fox has been and continues to be responsible for responding to the DOJ investigation. The Company, together with 21st Century Fox, is cooperating with these investigations.

The Company has admitted liability in many civil cases related to the voicemail interception allegations and has settled many cases. The Company also announced a private compensation scheme under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. The Company has incurred legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $183 million and $199 million during the fiscal years ended June 30, 2013 and 2012, respectively. These costs are included in Selling, general and administrative expenses in the Company’s Statements of Operations. As of June 30, 2013, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $66 million. It is not possible to estimate the liability for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision for such matters. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters. Accordingly, the Company recorded an indemnification asset of approximately $40 million as of June 30, 2013. As the liabilities were incurred while the Company was a wholly-owned subsidiary of 21st Century Fox, the indemnification asset was established as part of the Separation through 21st Century Fox’s investment in equity.

In connection with the Separation, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox will indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. In addition, violations of law may result in criminal fines or penalties for which the Company will not be indemnified by 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

HarperCollins

Commencing on August 9, 2011, twenty-nine purported consumer class actions were filed in the U.S. District Courts for the Southern District of New York and for the Northern District of California, which relate to the decisions by certain publishers, including HarperCollins Publishers L.L.C. (“HarperCollins”), to begin selling their e-books pursuant to an agency relationship. The Judicial Panel on Multidistrict Litigation transferred the various class actions to the Honorable Denise L. Cote in the Southern District of New York. On January 20, 2012, plaintiffs filed a consolidated amended complaint, again alleging that certain named defendants, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for e-books. The actions sought as relief treble damages, injunctive relief and attorneys’ fees. On June 21, 2013, plaintiffs filed a motion for preliminary approval of a settlement with HarperCollins, among others, for a class of consumers residing in Minnesota, which is the only state that did not sign onto the settlement agreement with the Attorneys General discussed below, approval of which bars consumers in the other states and territories from participating in these class actions. On August 5, 2013, Judge Cote granted preliminary approval of the Minnesota consumer settlement. While the settlement agreement is still subject to final approval by the court, the Company believes that the proposed settlement will not have a material impact on the results of operations or the financial position of the Company. However, the Company can make no assurances that the proposed settlement will receive final approval. Additional information about In re MDL Electronic Books Antitrust Litigation, Civil Action No. 11-md-02293 (DLC), can be found on Public Access to Court Electronic Records (PACER).

Following an investigation, on April 11, 2012, the DOJ filed an action in the U.S. District Court for the Southern District of New York against certain publishers, including HarperCollins, and Apple, Inc. The DOJ’s complaint alleged antitrust violations relating to defendants’ decisions to begin selling e-books pursuant to an agency relationship. The case was assigned to Judge Cote. Simultaneously, the DOJ announced that it had reached a proposed settlement with three publishers, including HarperCollins, and filed a Proposed Final Judgment and related materials detailing that agreement. Among other things, the Proposed Final Judgment required that HarperCollins terminate its agreements with certain eBook retailers and placed certain restrictions on any agreements subsequently entered into with such retailers. On September 5, 2012, Judge Cote entered the Final Judgment. Additional information about the Final Judgment can be found on the DOJ’s website.

Following an investigation, on April 11, 2012, 16 state Attorneys General led by Texas and Connecticut (the “AGs”) filed a similar action against certain publishers and Apple, Inc. in the Western District of Texas. On April 26, 2012, the AGs’ action was transferred to Judge Cote. On May 17, 2012, 33 AGs filed a second amended complaint. As a result of a memorandum of understanding agreed upon with the AGs for Texas and Connecticut, HarperCollins was not named as a defendant in this action. Pursuant to the terms of the memorandum of understanding, HarperCollins entered into a settlement agreement with the AGs for Texas, Connecticut and Ohio on June 11, 2012. By August 28, 2012, 49 states (all but Minnesota) and five U.S. territories had signed on to that settlement agreement. On August 29, 2012, the AGs simultaneously filed a complaint against HarperCollins and two other publishers, a motion for preliminary approval of that settlement agreement and a proposed distribution plan. On September 14, 2012, Judge Cote granted the AGs’ motion for preliminary approval of the settlement agreement and approved the AGs’ proposed distribution plan. Notice was subsequently sent to potential class members, and a fairness hearing took place on February 8, 2013 at which Judge Cote gave final approval to the settlement. The settlement is now effective, and the final judgment bars consumers from states and territories covered by the settlement from participating in the class actions.

On October 12, 2012, HarperCollins received a Civil Investigative Demand from the Attorney General from the State of Minnesota (the “Minnesota AG”). HarperCollins complied with the Demand on November 16, 2012. On June 26, 2013, the Minnesota AG filed a petition for an order approving an assurance of discontinuance in the Second Judicial District Court for the State of Minnesota, wherein Minnesota agreed to cease its investigation

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

and not seek further legal remedies relating to or arising from the alleged conduct. On June 28, 2013, Judge Gary Bastion signed an order approving the discontinuance.

The European Commission conducted an investigation into whether certain companies in the book publishing and distribution industry, including HarperCollins, violated the antitrust laws by virtue of the switch to the agency model for e-books. HarperCollins settled the matter with the European Commission on terms substantially similar to the settlement with the DOJ. On December 13, 2012, the European Commission formally adopted the settlement.

Commencing on February 24, 2012, five purported consumer class actions were filed in the Canadian provinces of British Columbia, Quebec and Ontario, which relate to the decisions by certain publishers, including HarperCollins, to begin selling their e-books in Canada pursuant to an agency relationship. The actions seek as relief special, general and punitive damages, injunctive relief and the costs of the litigations. While it is not possible to predict with any degree of certainty the ultimate outcome of these class actions, HarperCollins believes it was compliant with applicable antitrust and competition laws and intends to defend itself vigorously.

In July 2012, HarperCollins Canada, a wholly-owned subsidiary of HarperCollins, learned that the Canadian Competition Bureau (“CCB”) had commenced an inquiry regarding the sale of e-books in Canada. HarperCollins currently is cooperating with the CCB with respect to its inquiry. While it is not possible to predict with any degree of certainty the ultimate outcome of the inquiry, HarperCollins believes it was compliant with applicable antitrust and competition laws.

On February 15, 2013, a purported class of independent bricks-and-mortar bookstores filed an action in the U.S. District Court for the Southern District of New York entitled The Book House of Stuyvesant Plaza, Inc, et. al. v. Amazon.com, Inc., et. al, which relates to the digital rights management protection (“DRM”) of certain publishers’, including HarperCollins’, e-books being sold by Amazon.com, Inc. Plaintiffs filed an Amended Complaint on March 21, 2013. The case involves allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust laws by virtue of requiring DRM protection. The action seeks declaratory and injunctive relief, reasonable costs and attorneys’ fees. On April 1, 2013, Defendants moved to dismiss the Amended Complaint. The court heard oral argument on Defendants’ motion to dismiss on April 25, 2013. Additional information about The Book House Of Stuyvesant Plaza, Inc. et al v. Amazon.Com, Inc. et al., Civil Action No. 1:13-cv-01111-JSR, can be found on PACER. While it is not possible to predict with any degree of certainty the ultimate outcome of this class action, HarperCollins believes it was compliant with applicable antitrust laws and intends to defend itself vigorously.

The Company is not able to predict the ultimate outcome or cost of the unresolved HarperCollins matters described above. During the fiscal years ended June 30, 2013 and 2012, the legal and professional fees and settlement costs incurred in connection with these matters were not material, and as of June 30, 2013, the Company did not have a material accrual related to these matters.

News America Marketing

On August 16, 2013, in connection with a pending action in the United States District Court for the Eastern District of Michigan in which The Dial Corporation, H.J. Heinz Company and Foster Poultry Farms (with Foster Poultry Farms as proposed class representative on behalf of putative classes of purchasers) have alleged various claims under federal and state antitrust law against News Corporation, News America Incorporated, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (together, the “NAM Group”), plaintiffs filed a motion for leave to file a third amended complaint, with plaintiffs The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Farms, Smithfield Foods, Inc., HP Hood LLC, BEF Foods, Inc., and Spectrum Brands, Inc. now asserting the same federal and state antitrust claims both individually and on behalf of the two putative classes in connection with plaintiffs’ purchase of in-store marketing services and free-standing insert (“FSI”) coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees. The NAM Group’s motion to transfer the action to the Southern District of New York, which the magistrate judge recommended be granted, is still pending before the district court judge.

In a parallel action, News America Marketing FSI L.L.C. and News America Marketing In-Store Services L.L.C. have filed a complaint in the United States District Court for the Southern District of New York against The Dial Corporation H.J. Heinz Company, H.J. Heinz Company L.P. and Foster Poultry Farms, seeking a declaratory judgment that plaintiffs did not violate federal or state antitrust laws and for damages for breach of contract. On August 28, 2013, the defendants filed a motion to dismiss.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it was compliant with applicable antitrust laws and intends to defend itself vigorously.

On September 23, 2004, Insignia Systems, Inc. (“Insignia”) filed an action against News America Marketing In-Store Inc. (“News America”) in the U.S. District Court for the District of Minnesota. The operative complaint alleged, among other things, disparagement of Insignia by News America in violation of the Lanham Act and Minnesota state law and various federal and state antitrust violations arising out of Insignia’s and News America’s competition in the domestic in-store advertising market. The trial began on February 8, 2011. On February 9, 2011, the parties settled the lawsuit. Under the terms of the settlement, which included no admission of liability, News America paid Insignia $125 million, which was recorded in Selling, general and administrative expenses in the Company’s Statement of Operations during the fiscal year ended June 30, 2011. In addition, Insignia paid News America $4 million in relation to a 10-year exclusive business arrangement between the companies.

Other

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, it is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its financial condition, future results of operations or liquidity. As subsidiaries of 21st Century Fox prior to the Separation, the Company and each of its domestic subsidiaries have joint and several liability with 21st Century Fox for the consolidated U.S. federal income taxes of the 21st Century Fox consolidated group relating to any taxable periods during which the Company or any of the Company’s domestic subsidiaries are or were a member of the 21st Century Fox consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21st Century Fox consolidated group. The Tax Sharing and Indemnification Agreement requires 21st Century Fox to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS or other taxing authorities in amounts that the Company cannot quantify.

The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

future periods are expensed as incurred. Any fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could affect its results of operations and financial condition. For the contingencies disclosed above for which there is at least a reasonable possibility that a loss may be incurred, the Company was unable to estimate the amount of loss or range of loss.

NOTE 13. RETIREMENT BENEFIT OBLIGATIONS

The Company’s employees participated in various direct and shared defined benefit pension and postretirement plans. Direct plans are those which are sponsored by the Company and its subsidiaries (“Direct Plans”) and shared plans are those which are sponsored by 21st Century Fox and include participants of the Company’s subsidiaries and other 21st Century Fox subsidiaries (“Shared Plans”).

Direct Plans in the U.S., U.K. and Australia are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through income are recorded in accumulated other comprehensive income net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, and future compensation increases. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2013, 2012 and 2011.

Prior to the Separation, Shared Plans were accounted for as multiemployer benefit plans. Therefore, no asset or liability was recorded to recognize the funded status. The related pension expenses allocated to the Company were based primarily on benefits earned by active employees and accounted for in a manner similar to a defined contribution plan. During the fourth quarter of fiscal 2013, pursuant to the Employee Matters Agreement, the assets and liabilities of the Shared Plans allocable to the Company’s employees were transferred to the Company. Assets of $58 million, projected benefit obligations of $106 million and $36 million of other comprehensive income ($22 million, net of tax) were recorded for pension benefits in the U.S. transferred from 21st Century Fox, in addition to a $20 million pension contribution made by the Company. A projected benefit obligation of $11 million and $3 million of other comprehensive income ($2 million, net of tax) were recorded for an unfunded retirement plan in the U.S. transferred from 21st Century Fox. Such plans are accounted for as defined benefit pension and postretirement plans subsequent to the Separation.

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The combined domestic and foreign pension and postretirement plans resulted in a net pension liability of $353 million and $497 million at June 30, 2013 and 2012, respectively. The Company recognized these amounts in the Balance Sheets at June 30, 2013 and June 30, 2012 as follows:

	2013	2012
	(in millions)
Other non-current assets	$6	$—
Other current liabilities	(14)	(7)
Retirement benefit obligations	(345)	(490)

Net amount recognized	$(353)	$(497)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table sets forth the change in the projected benefit obligation, change in the fair value of the Company’s plan assets and funded status:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits
	As of June 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Projected benefit obligation, beginning of the year	$257	$225	$1,159	$1,141	$230	$190
Service cost	1	—	18	19	1	2
Interest cost	11	13	51	60	8	10
Benefits paid	(14)	(14)	(47)	(54)	(11)	(13)
Settlements(a)	(10)	(9)	(103)	(63)	—	—
Actuarial (gain)/loss(b)	(20)	42	81	87	(44)	41
Foreign exchange rate changes	—	—	(53)	(36)	(1)	—
Liabilities assumed upon Separation	117	—	—	—	—	—
Amendments, transfers and other	—	—	8	5	—	—

Projected benefit obligation, end of the year	342	257	1,114	1,159	183	230

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	189	198	960	1,031	—	—
Actual return on plan assets	11	3	110	36	—	—
Employer contributions(c)	21	11	159	37	—	—
Benefits paid	(14)	(14)	(47)	(54)	—	—
Settlements(a)	(10)	(9)	(103)	(63)	—	—
Foreign exchange rate changes	—	—	(51)	(32)	—	—
Assets received upon Separation(d)	58	—	—	—	—	—
Amendments, transfers and other	—		3	5	—	—

Fair value of plan assets, end of the year	255	189	1,031	960	—	—

Funded status	$(87)	$(68)	$(83)	$(199)	$(183)	$(230)

(a)	Amounts related to payments made to former employees of the Company in full settlement of their deferred pension benefits.
(b)

Actuarial gains for domestic pension benefits primarily related to changes in the discount rate and for postretirement benefits primarily related to changes in the discount rate and improvements in claims experience in measuring plan obligations as of June 30, 2013. Actuarial losses for foreign pension benefits primarily related to inflation rate changes and strengthening of the mortality tables utilized in measuring plan obligations as of June 30, 2013. Actuarial losses for pension and postretirement benefits primarily related to changes in the discount rate and the strengthening of the mortality tables utilized in measuring plan obligations as of June 30, 2012.

(c)	The Company made approximately $115 million in contributions in connection with the Separation in fiscal 2013.
(d)	Included in the $58 million above is $20 million related to a receivable from 21st Century Fox. Such amount will be received during the first quarter of fiscal 2014.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits
	As of June 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Actuarial losses (gains)	$121	$102	$351	$353	$9	$56
Prior service (benefit) cost	—	—	—	—	(27)	(40)

Net amounts recognized	$121	$102	$351	$353	$(18)	$16

Amounts in accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost in fiscal 2014:

	Pension Benefits		Postretirement Benefits
	Domestic	Foreign
	As of June 30, 2013
	(in millions)
Actuarial losses (gains)	$6	$11	$(1)
Prior service (benefit) cost	—	—	(11)

Net amounts recognized	$6	$11	$(12)

Accumulated pension benefit obligations as of June 30, 2013 and 2012 were $1,424 million and $1,406 million, respectively. Below is information about funded and unfunded pension plans.

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Projected benefit obligation	$324	$249	$18	$8	$342	$257
Accumulated benefit obligation	302	249	17	8	319	257
Fair value of plan assets	255	189	—	—	255	189

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Projected benefit obligation	$1,057	$1,103	$57	$56	$1,114	$1,159
Accumulated benefit obligation	1,048	1,094	57	55	1,105	1,149
Fair value of plan assets	1,031	960	—	—	1,031	960

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The accumulated benefit obligation exceeds the fair value of plan assets for all domestic pension plans. Below is information about foreign pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets.

	Funded Plans		Unfunded Plans
	As of June 30,
	2013	2012	2013	2012
	(in millions)
Projected benefit obligation	$691	$1,103	$57	$56
Accumulated benefit obligation	691	1,094	57	55
Fair value of plan assets	660	960	—	—

The Company recorded $56 million, $45 million and $55 million in net periodic benefit costs in the Statements of Operations for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The components of net periodic benefits costs were as follows:

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits
	For the fiscal years ended June 30,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in millions)
Service cost benefits earned during the period	$1	$—	$—	$18	$19	$21	$1	$2	$2
Interest costs on projected benefit obligations	11	13	13	51	60	57	8	10	10
Expected return on plan assets	(13)	(13)	(13)	(65)	(69)	(61)	—	—	—
Amortization of deferred losses	3	2	4	19	14	16	—	—	—
Other	—	—	—	11	8	4	(10)	(15)	(15)

Net periodic benefits costs- Direct	2	2	4	34	32	37	(1)	(3)	(3)
Employees participation in 21st Century Fox plans	16	10	12	—	—	—	—	—	—
Corporate allocations(a)	5	4	5	—	—	—	—	—	—

Net periodic benefits costs- Total	$23	$16	$21	$34	$32	$37	$(1)	$(3)	$(3)

(a)	The allocated expense includes corporate executives of 21st Century Fox, allocated using a proportional allocation methodology, which management has deemed as reasonable.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits
	For the fiscal years ended June 30,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.0%	4.3%	5.8%	4.5%	4.5%	5.7%	4.7%	3.8%	5.3%
Rate of increase in future compensation	5.3%	3.3%	3.3%	3.7%	3.3%	3.8%	5.0%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.3%	5.8%	5.8%	4.5%	5.7%	5.8%	3.8%	5.3%	5.5%
Expected return on plan assets	7.0%	7.0%	7.0%	6.7%	7.0%	7.0%	—%	—%	—%
Rate of increase in future compensation	5.3%	3.3%	3.3%	3.3%	3.8%	3.9%	5.0%	—%	—%

N/A—not applicable

The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement Benefits
	Fiscal 2013	Fiscal 2012
Health care cost trend rate	6.7%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.1%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2019

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2013:

	Service and Interest Costs	Benefit Obligation
	(in millions)
One percentage point increase	$1	$21
One percentage point decrease	$(1)	$(17)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected Benefit Payments
	Pension Benefits		Postretirement Benefits
	Domestic	Foreign
	(in millions)
Fiscal year:
2014	$15	$58	$10
2015	16	59	11
2016	16	58	11
2017	17	60	11
2018	18	61	11
2019-2023	100	340	54

The above table shows expected benefits payments for the postretirement benefits after adjusting for U.S. Medicare subsidy receipts. The annual receipts are expected to range from $1 million to $2 million.

Plan Assets

The Company applies the provisions of ASC 715, which requires disclosures including (i) investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure plan assets; (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (v) significant concentrations of risk within plan assets.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 2—Summary of Accounting Policies, as of June 30, 2013 and 2012:

	As of June 30, 2013				As of June 30, 2012
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Short-term investments	$—	$—	$—	$—	$—	$—	$—	$—
Pooled funds:(a)
Money market funds	49	—	49	—	24	—	24	—
Domestic equity funds	65	—	65	—	13	13	—	—
International equity funds	373	126	247	—	318	118	200	—
Domestic fixed income funds	108	—	108	—	34	34	—	—
International fixed income funds	304	—	304	—	302	—	302	—
Balanced funds	350	—	350	—	379	16	363	—
Common stocks(b)			—
U.S. common stocks	—	—	—	—	28	28	—	—
Government and agency obligations(c)
Domestic government obligations	—	—	—	—	3	—	3	—
Domestic agency obligations	—	—	—	—	12	—	12	—
International government obligations	—	—	—	—	8	—	8	—
Corporate obligations(c)	—	—	—	—	3	—	3	—
Partnership interests(d)	—	—	—	—	4	—	—	4
Other	37	26	—	11	21	6	3	12

Total	$1,286	$152	$1,123	$11	$1,149	$215	$918	$16

(a)

Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

(b)	Common stocks that are publicly traded are valued at the closing price reported on active markets in which the individual securities are traded.
(c)	The fair value of corporate, government and agency obligations are valued based on a compilation of primary observable market information or a broker quote in a non-active market.
(d)	The fair values of partnerships that are not publicly traded are based on fair value obtained from the general partner.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets as of June 30, 2013 and 2012:

	Partnership Interests	Other	Total
	(in millions)
Balance, June 30, 2011	$3	$10	$13
Actual return on plan assets:
Relating to assets still held at end of period	—	3	3
Relating to assets sold during the period	—	—	—
Purchases, sales, settlements and issuances	1	—	1
Transfers in and out of Level 3	—	(1)	(1)

Balance, June 30, 2012	$4	$12	$16
Actual return on plan assets:
Relating to assets still held at end of period	—	(1)	(1)
Relating to assets sold during the period	—	—	—
Purchases, sales, settlements and issuances	(4)	—	(4)
Transfers in and out of Level 3	—	—	—

Balance, June 30, 2013	$—	$11	$11

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprised of 38% equity securities, 48% fixed income securities and 14% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2013	2012
Asset Category:
Equity securities	37%	37%
Debt securities	39%	44%
Real estate	—%	1%
Cash and other	24%	18%

Total	100%	100%

Required pension plan contributions for the next fiscal year are expected to be approximately $21 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status. During the first quarter of fiscal 2014, approximately $37 million of contributions were made by a third party to one of the Company’s plans in connection with the sale of a business in a prior period on behalf of former employees who

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

retain certain pension benefits. This contribution was finalized and made to the plan in the first quarter of fiscal 2014 and will result in a gain being recognized in the Statements of Operations during the first quarter.

NOTE 14. OTHER POSTRETIREMENT BENEFITS

Multiemployer Pension and Postretirement Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the Newspaper businesses. The risks of participating in these multiemployer pension plans are different from single-employer pension plans such that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan being borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to the Company, the Company was listed on certain Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded. The funded status of one of the plans which the Company was listed as providing more than 5% of total contributions reported yellow zone status for the plan year beginning June 1, 2012 to the Department of Labor and is implementing a funding improvement plan. Total contributions made by the Company to multiemployer pension plans for each of the fiscal years ended June 30, 2013, 2012 and 2011 was approximately $5 million, respectively.

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $134 million, $141 million and $148 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Deferred Compensation Plan

The Company has non-qualified deferred compensation plans for the benefit of certain management employees and the account balances are credited with a stable value return which minimizes the fluctuations in investment returns. The unfunded obligation of the plan, included in Other liabilities, as of June 30, 2013 and 2012 was $30 million and $31 million, respectively and the majority of these plans are closed to new employees.

NOTE 15. INCOME TAXES

The income tax accounts reflected in the Balance Sheets as of June 30, 2013 include income taxes payable and deferred taxes allocated to the Company at the time of the Separation. Under the Company’s Tax Sharing and Indemnification Agreement with 21st Century Fox, income taxes payable related to the Company’s U.S. federal and state consolidated tax filings for periods prior to the Separation are the responsibility of 21st Century Fox. The calculation of the Company’s income taxes involves considerable judgment and requires the use of both estimates and allocations.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Income (loss) before income tax (benefit) expense was attributable to the following jurisdictions:

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
U.S.	$(432)	$(829)	$41
Foreign	605	(1,548)	920

Income (loss) before income tax (benefit) expense	$173	$(2,377)	$961

The significant components of the Company’s income tax (benefit) expense were as follows:

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
Current:
U.S.
Federal	$183	$29	$10
State & local	21	11	5
Foreign	99	104	191

Total current tax	303	144	206

U.S.
Federal	(317)	(254)	48
State & local	(33)	(31)	(10)
Foreign	(327)	(196)	13

Total deferred tax	(677)	(481)	51

Total income tax (benefit) expense	$(374)	$(337)	$257

The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate of 35% was:

	For the fiscal years ended June 30,
	2013	2012	2011
U.S. federal income tax rate	35%	35%	35%
Impact of CMH transaction(a)	(247)	—	—
Non-taxable gain on SKY Network Television Ltd.(b)	(56)	—	—
State and local taxes	(2)	1	(1)
Effect of foreign operations(c)	(35)	(4)	(9)
Non-deductible goodwill on asset impairment(d)	87	(16)	—
Other	2	(2)	2

Effective tax rate(e)	(216)%	14%	27%

(a)	See Note 3—Acquisitions, Disposals and Other Transactions
(b)	See Note 5—Investments
(c)

The effect of foreign operations on the Company’s effective tax rate is dependent on the mix of pre-tax book income or loss between jurisdictions and the overall level of pre-tax book income, including the impact of non-recurring items.

(d)	See Note 7—Goodwill and Other Intangible Assets

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(e)

The negative effective tax rate for the fiscal year ended June 30, 2013 results from the Company’s total tax benefit when compared to pre-tax book income. As a result, certain reconciling items between the U.S. federal income tax rate and the Company’s effective tax rate may have the opposite impact as in prior years. Further, reconciling items for the fiscal year ended June 30, 2013 have a greater percentage impact on the Company’s effective tax rate due to the comparatively lower amount of pre-tax book income and related tax at the U.S. statutory tax rate of 35%.

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
	2013	2012
	(in millions)
Deferred tax assets:
Accrued liabilities	$61	$140
Capital loss carryforwards	1,124	1,170
Retirement benefit obligations	105	93
Net operating loss carryforwards	275	61
Business credits	20	24
Other	155	94

Total deferred tax assets	1,740	1,582

Deferred tax liabilities:
Asset basis difference and amortization	(366)	(1,170)
Other	(2)	(5)

Total deferred tax liabilities	(368)	(1,175)

Net deferred tax asset before valuation allowance	1,372	407
Less: valuation allowance (See Note 18—Valuation and Qualifying Accounts)	(1,391)	(1,261)

Net deferred tax liabilities	$(19)	$(854)

The Company had net current deferred tax assets of $55 million and $86 million as of June 30, 2013 and 2012, respectively, and net non-current deferred tax assets of $139 million and $56 million as of June 30, 2013 and 2012, respectively. The Company also had net current deferred tax liabilities of $61 million and $70 million as of June 30, 2013 and 2012, respectively, and net non-current deferred tax liabilities of $152 million and $926 million as of June 30, 2013 and 2012, respectively.

Prior to the Separation, 21st Century Fox executed an internal restructuring transaction to facilitate the separation of the companies. The internal transaction was structured in a manner that resulted in an increase of approximately $1.1 billion in the U.S. tax basis to fair market value of certain intangible assets, including goodwill, owned by the Company, and which will be amortizable in future years for tax purposes. As part of this internal restructuring, News America Incorporated (“NAI”), a subsidiary of 21st Century Fox, transferred certain assets to, and received common stock and cumulative redeemable preferred stock of a new U.S. subsidiary that is now a subsidiary of the Company. NAI sold the preferred stock to an unrelated third party prior to the Separation and retained the proceeds from this sale. (See Note 8 – Redeemable Preferred Stock). Prior to the Separation, the increased tax basis and related amortization deductions were deferred because the Company was a part of the same consolidated tax group. However, upon the Separation, the Company separated from 21st Century Fox’s consolidated tax group and, at that point, the Company obtained a fair market value tax basis in the transferred intangible assets including goodwill. Accordingly, the Company recognized a U.S. deferred tax asset of $429

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

million which was recorded to equity. A valuation allowance of $51 million was also recorded to equity to reduce the state tax portion of this deferred tax asset to an amount that will more likely than not be realized as of June 30, 2013.

As of June 30, 2013, the Company had approximately $1.0 billion of net operating loss carryforwards available to offset future taxable income in various jurisdictions. This includes $407 million in Australia (which is only available to offset taxable income of certain acquired subsidiaries) and $217 million in the U.K. both of which can be carried forward indefinitely, $281 million in various other foreign jurisdictions (which are only available to offset taxable income of certain businesses) of which $16 million are subject to various expiration periods and $265 million of which can be carried forward indefinitely, and $101 million in various U.S. state and local jurisdictions which are subject to varying expiration periods. The Company has recorded a deferred tax asset of $275 million and $61 million (net of approximately $10 million and $5 million, respectively, of unrecognized tax benefits) associated with its net operating loss carryforwards as of June 30, 2013 and 2012, respectively. Valuation allowances of $100 million and $47 million have been established to reduce the deferred tax asset associated with the Company’s net operating losses to an amount that will more likely than not be realized as of June 30, 2013 and 2012, respectively.

As of June 30, 2013, the Company had approximately $2.2 billion and $2.0 billion of capital loss carryforwards in Australia and the U.K., respectively, which may be carried forward indefinitely. Realization of such capital losses is dependent on the generation of capital gain taxable income and in certain cases, meeting continuity of business requirements in order to utilize such losses. The Company has recorded a deferred tax asset of $1.1 billion and $1.2 billion (net of approximately $101 million and $113 million, respectively, of unrecognized tax benefits) as of June 30, 2013 and 2012, respectively. In accordance with the Company’s accounting policy, valuation allowances of $1.1 billion and $1.2 billion have been established to reduce the deferred tax asset associated with the Company’s capital losses to an amount that will more likely than not be realized as of June 30, 2013 and 2012, respectively.

Tax Sharing and Indemnification Agreement

The Company entered into a Tax Sharing and Indemnification Agreement with 21st Century Fox that governs the Company’s and 21st Century Fox’s respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Among other matters, as subsidiaries of 21st Century Fox prior to the Separation, the Company and each of its domestic subsidiaries have joint and several liability with 21st Century Fox for the consolidated U.S. federal income taxes of the 21st Century Fox consolidated group relating to any taxable periods during which the Company or any of such subsidiaries are or were a member of the 21st Century Fox consolidated group. Under the Tax Sharing and Indemnification Agreement, 21st Century Fox will indemnify the Company for any such liability.

The Tax Sharing and Indemnification Agreement provides that the Company will generally indemnify 21st Century Fox against taxes attributable to the Company’s assets or operations for all tax periods or portions thereof after the Separation. For taxable periods or portions thereof prior to the Separation, 21st Century Fox will generally indemnify the Company against U.S. consolidated and combined taxes attributable to such periods, and the Company will indemnify 21st Century Fox against the Company’s separately filed U.S., state, and foreign taxes and foreign consolidated and combined taxes for such periods.

The Tax Sharing and Indemnification Agreement also contains restrictions on the Company’s ability to take actions that could cause the Separation or certain internal transactions undertaken in anticipation of the Separation to fail to qualify for tax free treatment for U.S. federal income tax purposes. These restrictions will

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

apply for the two year period after the Separation, unless the Company obtains the consent of 21st Century Fox to take such an action. Moreover, the Tax Sharing and Indemnification Agreement generally provides that if the Separation or the internal transactions that were intended not to be subject to U.S. federal income tax are determined to be subject to U.S. federal income tax and such determination was the result of certain actions taken, or omitted to be taken, after the Separation by the Company or any of its subsidiaries that (i) were inconsistent with any representation or covenant made in connection with the private letter ruling or opinion of 21st Century Fox’s tax counsel, (ii) violated any representation or covenant in the Tax Sharing and Indemnification Agreement, or (iii) the Company or any of its subsidiaries know or reasonably should expect may result in any such determination, the Company will be responsible for any taxes imposed on 21st Century Fox as a result of such determination.

Uncertain Tax Positions

The following table sets forth the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
Balance, beginning of period	$132	$132	$109
Additions for prior year tax positions	1	—	—
Additions for current year tax positions	6	5	—
Reduction for prior year tax positions	—	—	—
Impact of currency translations	(12)	(5)	23

Balance, end of period	$127	$132	$132

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized interest charges of $1 million, $1 million and nil during the fiscal years ended June 30, 2013, 2012 and 2011, respectively. The Company recorded liabilities for accrued interest of approximately $6 million and $5 million as of June 30, 2013 and 2012, respectively.

The Company is subject to tax in various domestic and international jurisdictions and, as a matter of ordinary course, the Company is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all other pending tax matters and does not currently anticipate that the ultimate resolution of other pending tax matters will have a material adverse effect on its financial condition, future results of operations or liquidity. The U.S. Internal Revenue Service has concluded its examination of 21st Century Fox’s returns through fiscal 2009. Additionally, the Company’s income tax returns for the fiscal 2007 through 2012 and fiscal 2009 through 2012 are subject to examination in the U.K. and Australia, respectively. Consequently, it is reasonably possible that uncertain tax positions may decrease in the next twelve months, however, actual developments in this area could differ from those currently expected. As of June 30, 2013 and 2012, approximately $26 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. It is reasonably possible that $16 million of the uncertain tax liability will be resolved within the next twelve months.

The Company has filed refund claims pertaining to certain losses in a foreign jurisdiction that have been subject to litigation. At June 30, 2013, the Company has not recognized an asset for these claims since such amounts were being disputed by the foreign tax authority and the resolution was not determinable at that date

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

because the foreign tax authority had further legal recourse including the ability to appeal a favorable ruling for the Company. In the first quarter of fiscal 2014, the foreign tax authority determined that it would not appeal a favorable ruling received by the Company in July 2013 and therefore a portion of the uncertain matter has been resolved. As a result, the Company expects to receive a refund of taxes of approximately $400 million plus interest of approximately $150 million during fiscal 2014. In addition, the Company may receive a refund of taxes of nil to $200 million plus interest for periods still subject to the foreign tax authority’s review. It is possible that this uncertainty will be resolved during fiscal 2014. Pursuant to the Tax Sharing and Indemnification Agreement, refunds received related to these matters, net of applicable taxes incurred by the Company, are to be remitted to 21st Century Fox.

The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries as they are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $8.6 billion as of June 30, 2013.

The Company paid $85 million, $88 million and $169 million for income taxes in fiscal 2013, 2012 and 2011, respectively.

NOTE 16. SEGMENT INFORMATION

Reportable Segments

The Company manages and reports its businesses in the following five segments:

•

News and Information Services— The News and Information Services segment includes the global product offerings of The Wall Street Journal and Barron’s publications, The Wall Street Journal Digital Network (“WSJDN”) and the Company’s suite of information services including DJX, Dow Jones Newswires and Factiva. In addition to WSJ.com and Barrons.com, WSJDN includes MarketWatch, AllThingsD and related services. The Company launched DJX in April 2013 as a bundle of underlying products, including Factiva, Dow Jones Newswires (including the new DJ Dominant wire), certain Private Markets products (e.g., Venturesource, LP Source), certain Risk & Compliance products, WSJ.com and Barrons.com.

The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and The New York Post in the U.S. This segment also includes the integrated marketing services business, (“NAM”), a leading provider of free-standing coupon inserts, in-store marketing products and digital-savings marketing solutions. NAM’s customers include many of the largest consumer packaged goods advertisers in the U.S. and Canada.

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia with seven standard definition television channels, high definition versions of five of these channels, an interactive viewing application and one IPTV channel and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League, Australian and international cricket as well as the National Football League (“NFL”). Prior to the November 2012 acquisition of the portion of FOX SPORTS Australia that it did not own, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company now owns 100% of FOX SPORTS Australia and its results are included within this new segment.

•	Digital Real Estate Services—The Company owns 61.6% of REA Group, a publicly traded company listed on the ASX (ASX: REA) that is a leading digital advertising business specializing in real estate

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

services. REA Group operates Australia’s largest residential property website, realestate.com.au, as well as Australia’s leading commercial property website, realcommercial.com.au. REA Group also operates a market-leading Italian property site, casa.it, and other property sites and apps across Europe and Hong Kong.

•

Book Publishing —The Book Publishing segment consists of HarperCollins which is one of the largest English-language consumer publishers in the world, with particular strengths in general fiction, nonfiction, children’s and religious publishing, and an industry leader in digital publishing. HarperCollins includes over 60 branded publishing imprints including Avon, Harper, HarperCollins Children’s Publishers, William Morrow and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as J.R.R. Tolkien, Paulo Coelho, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon and To Kill a Mockingbird.

•

Other—The Other segment primarily consists of Amplify, the corporate Strategy and Creative Group, general corporate overhead expenses and costs related to the U.K. Newspaper Matters. Amplify, the Company’s digital education business concentrating on the K-12 learning market, operates with three distinct divisions each focusing on a separate area of business.

•

Amplify Insight, Amplify’s data and analytics division, which formerly operated as Wireless Generation, Inc., commenced operations in 2000 and was acquired in fiscal 2011. Amplify Insight provides premium data and analytics services to enable real-time individualized instruction.

•	Amplify Learning, which is creating innovative digital curricula for K-12 education designed to enhance teaching and learning in English Language Arts, Science and Math.

•

Amplify Access, which is developing an open, tablet-based education platform that integrates its existing assessment and analytics tools and services with its digital curricula as well as third-party content and interactive applications.

The Company’s corporate Strategy and Creative group was formed to identify new products and services across businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

The Company’s operating segments have been determined in accordance with its internal management structure, which is organized based on operating activities and has aggregated its newspaper and information services business with its integrated marketing services business into one reportable segment due to their similarities. The Company evaluates performance based upon several factors, of which the primary financial measure is Segment EBITDA.

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: Depreciation and amortization; impairment and restructuring charges; equity earnings of affiliates; interest, net; other, net; income tax benefit (expense) and net income attributable to noncontrolling interests. The Company believes that information about Segment EBITDA assists all users of its Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insight into both operations and the other factors that affect reported results.

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business. Segment EBITDA provides management, investors and equity analysts measures to analyze operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
Revenues:
News and Information Services	$6,731	$7,058	$7,576
Cable Network Programming	324	—	—
Digital Real Estate Services	345	286	235
Book Publishing	1,369	1,189	1,195
Other	122	121	89

Total Revenues	8,891	8,654	9,095

Segment EBITDA:
News and Information Services	$795	$939	$1,153
Cable Network Programming	63	—	—
Digital Real Estate Services	168	129	102
Book Publishing	142	86	93
Other	(480)	(372)	(135)

Total Segment EBITDA	688	782	1,213

Depreciation and amortization	(548)	(483)	(430)
Impairment and restructuring charges	(1,737)	(2,763)	(25)
Equity earnings of affiliates	100	90	109
Interest, net	77	56	47
Other, net	1,593	(59)	47

Income (loss) before income tax benefit (expense)	173	(2,377)	961
Income tax benefit (expense)	374	337	(257)

Net income (loss)	547	(2,040)	704
Less: Net income attributable to noncontrolling interests	(41)	(35)	(26)

Net income (loss) attributable to News Corporation	$506	$(2,075)	$678

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
Depreciation and amortization:
News and Information Services	$441	$416	$379
Cable Network Programming	25	—	—
Digital Real Estate Services	20	16	11
Book Publishing	34	27	29
Other	28	24	11

Total Depreciation and amortization	$548	$483	$430

Capital expenditures:
News and Information Services	$250	$301	$501
Cable Network Programming	14	—	—
Digital Real Estate Services	22	21	21
Book Publishing	10	13	7
Other	36	40	20

Total Capital expenditures	$332	$375	$549

	As of June 30,
	2013	2012
	(in millions)
Total assets:
News and Information Services	$7,552	$9,662
Cable Network Programming	1,414	—
Digital Real Estate Services	393	346
Book Publishing	1,355	1,290
Other	2,430	666
Investments	2,499	1,126

Total assets	$15,643	$13,090

Goodwill and intangible assets, net:
News and Information Services	$2,657	$4,060
Cable Network Programming	1,170	—
Digital Real Estate Services	77	85
Book Publishing	605	454
Other	402	450

Total goodwill and intangible assets, net	$4,911	$5,049

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Geographic Segments

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
Revenues:(a)
U.S. and Canada(b)	$3,862	$3,727	$3,805
Europe(c)	2,048	1,960	2,243
Australasia and Other(d)	2,981	2,967	3,047

Total revenues	$8,891	$8,654	$9,095

(a)	Revenues are attributed to region based on location of customer.
(b)	Revenues include approximately $3.7 billion for fiscal 2013, $3.6 billion for both fiscal 2012 and fiscal 2011 from customers in the U.S.
(c)	Revenues include approximately $1.8 billion for fiscal 2013, $1.7 billion for fiscal 2012 and $2.0 billion for fiscal 2011 from customers in the U.K.
(d)	Revenues include approximately $2.8 billion in both fiscal 2013 and 2012 and $2.9 billion for fiscal 2011 from customers in Australia.

	As of June 30,
	2013	2012
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$1,156	$1,176
Europe	1,163	1,292
Australasia and Other	1,132	1,276

Total long-lived assets	$3,451	$3,744

(a)	Reflects total assets less current assets, goodwill, intangible assets, investments and non-current deferred tax assets.

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Australasia comprises Australia, Asia, Papua New Guinea and New Zealand.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 17. ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

The following table sets forth the components of Other current assets included in the Balance Sheets:

	As of June 30,
	2013	2012
	(in millions)
Inventory(a)	$301	$246
Assets held for sale(b)	89	126
Deferred tax assets	55	86
Prepayments and other current assets	235	155

Total Other current assets	$680	$613

(a)

Inventory as of June 30, 2013 and 2012 was primarily comprised of books, newsprint, printing ink and plate material for the Company’s publishing operations. Inventory as of June 30, 2013 also included programming rights.

(b)

The decrease in Assets held for sale was primarily due to impairment charges of $42 million recorded during the fiscal year ended June 30, 2013 reflecting the potential sale of these assets at values below their carrying values.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2013	2012
	(in millions)
Royalty advances to authors	$248	$218
Notes receivable(a)	108	146
Deferred tax assets	139	56
Other	103	106

Total Other non-current assets	$598	$526

(a)	Notes receivable relates to the Company’s sale of its former U.K. newspaper division headquarters. (See Note—3 Acquisitions, Disposals and Other Transactions).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Current Liabilities

The following table sets forth the components of Other current liabilities included in the Balance Sheets:

	As of June 30,
	2013	2012
	(in millions)
Current tax payable (a)	$28	$316
Associated creditors	—	165
Current deferred income tax	61	70
Royalties and commissions payable	154	135
Other	189	115

Total Other current liabilities	$432	$801

(a)

As discussed in Note 1—Description of Business and Basis of Presentation, income tax items prior to the Separation were calculated as if the Company filed a separate return and was operating as a stand-alone business. Therefore, tax balances reflected in the Financial Statements may not be reflective of the Company’s actual tax balances prior to the Separation.

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
Gain on CMH transaction(a)	$1,263	$—	$—
Gain on sale of investment in SKY Network Television Ltd.(b)	321	—	—
Gain on the financial indexes business transactions(c)(d)	12	—	43
Loss on sale of U.K. newspaper division headquarters(a)	—	(22)	—
Investment write-offs(b)	—	(30)	—
Other	(3)	(7)	4

Total Other, net	$1,593	$(59)	$47

(a)	See Note 3—Acquisitions, Disposals and Other Transactions
(b)	See Note 5—Investments
(c)	In April 2013, the Company sold its 10% investment in its venture with CME. (See Note 5—Investments).
(d)

During fiscal 2010, the Company sold its 33% interest in STOXX AG (“STOXX”), a European market index provider, to its partners, Deutsche Börse AG and SIX Group AG, for $295.8 million in cash. The Company was entitled to receive additional consideration if STOXX achieved certain revenue targets in calendar year 2010. These revenue targets were met and in June 2011, the Company received additional consideration of approximately $43 million.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows:

	For the fiscal years ended June 30,
	2013	2012	2011
	(in millions)
Accumulated other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$1	$1	$(1)
Fiscal year activity, net of income tax expense of $0.3 million, $0.8 million and $0.2 million	1	—	2

Balance, end of year	2	1	1

Pension plans:
Balance, beginning of year	(358)	(214)	(204)
Fiscal year activity, net of income tax (expense) benefit of $(4.8) million, $50.3 million and $(5.1) million	10	(144)	(10)

Balance, end of year	(348)	(358)	(214)

Foreign currency translation:
Balance, beginning of year	1,404	1,744	402
Fiscal year activity(a)	(787)	(340)	1,342

Balance, end of year	617	1,404	1,744

Total accumulated other comprehensive income (loss), net of tax:
Balance, beginning of year	1,047	1,531	197
Fiscal year activity, net of income taxes	(776)	(484)	1,334

Balance, end of year	$271	$1,047	$1,531

(a)	Excludes $(10) million, $(5) million and $14 million relating to noncontrolling interests for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

NOTE 18. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2013
Allowances for returns and doubtful accounts	$(186)	$(125)	$(4)	$133	$7	$(175)
Deferred tax valuation allowance	(1,261)	(84)	—	—	(46)	(1,391)
Fiscal 2012
Allowances for returns and doubtful accounts	(227)	(159)	—	196	4	(186)
Deferred tax valuation allowance	(1,312)	(34)	—	35	50	(1,261)
Fiscal 2011
Allowances for returns and doubtful accounts	(223)	(202)	—	214	(16)	(227)
Deferred tax valuation allowance	(1,102)	(71)	—	41	(180)	(1,312)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 19. QUARTERLY DATA (UNAUDITED)

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2013(a)
Revenues	$2,133	$2,321	$2,180	$2,257
Net (loss) income	(83)	1,411	332	(1,113)
Net (loss) income attributable to News Corporation stockholders	(92)	1,399	323	(1,124)
(Loss) income attributable to News Corporation stockholders per share—basic(b)	$(0.16)	$2.42	$0.56	$(1.94)
(Loss) income attributable to News Corporation stockholders per share—diluted(b)	(0.16)	2.42	0.56	(1.94)
Fiscal 2012(c)
Revenues	$2,165	$2,225	$2,130	$2,134
Net income (loss)	45	83	39	(2,207)
Net income (loss) attributable to News Corporation stockholders	38	73	32	(2,218)
Income (loss) attributable to News Corporation stockholders per share—basic(b)	$0.07	$0.13	$0.06	$(3.83)
Income (loss) attributable to News Corporation stockholders per share—diluted(b)	0.07	0.13	0.06	(3.83)

(a)

In the quarter ended December 31, 2012, the Company recorded a gain on the CMH transaction of approximately $1.3 billion (See Note 3—Acquisitions, Disposals and Other Transactions). In the quarter ended March 31, 2013, the Company recorded a gain on the sale of its investment in SKY Network Television Ltd. of $321 million. (See Note 5 – Investments). In the quarter ended June 30, 2013, the Company recorded impairment charges of approximately $1.4 billion. (See Note 7—Goodwill and Other Intangible Assets).

(b)

The Separation was completed on June 28, 2013, and the Company issued 579 million shares of common stock. This initial share amount is being utilized for the calculation of both basic and diluted earnings per share for all years presented prior to the Distribution Date as no News Corporation common stock or equity-based awards were outstanding prior to June 28, 2013. The dilutive effect of the Company’s equity-based awards issued in connection with the Separation is included in the computation of diluted earnings per share in the period subsequent to the Separation.

(c)	In the quarter ended June 30, 2012, the Company recorded impairment charges of approximately $2.6 billion. (See Note 7—Goodwill and Other Intangible Assets).

NOTE 20. SUBSEQUENT EVENTS

In September 2013, the Company sold the Dow Jones Local Media Group, which operates eight daily and 15 weekly newspapers in seven states.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives.

Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Under the rules and regulations of the SEC, the Company is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for fiscal year ending June 30, 2014.

Changes in Internal Control Over Financial Reporting

Before the Separation, the Company relied on certain financial information and resources of 21st Century Fox to manage specific aspects of its business and report results. These included investor relations, corporate communications, accounting, tax, legal, human resources, benefit plan administration, benefit plan reporting, general management, real estate, treasury, insurance and risk management, and oversight functions, such as the Board of Directors and internal audit which includes Sarbanes Oxley compliance. In conjunction with the Separation, the Company enhanced its financial, administrative, and other support systems and expanded its accounting, reporting, legal and internal audit departments. The Company also revised and adopted policies, as needed, to meet all regulatory requirements applicable to a stand-alone publicly traded company. While most of these changes in staffing, policies and systems were accomplished prior to June 30, 2013, the Company continues to review and document its internal controls over financial reporting, and may from time to time, make changes aimed at enhancing their effectiveness. These efforts may lead to changes in internal control over financial reporting.

Other than those noted above, there were no changes in the Company’s internal control over financial reporting during the fiscal year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On September 16, 2013, the Board of Directors approved a Restated Certificate of Incorporation, which the Company filed with the Secretary of State of the State of Delaware on September 19, 2013. The Restated Certificate of Incorporation is filed as Exhibit 3.1 to this Annual Report.

The Restated Certificate of Incorporation restates the Amended and Restated Certificate of Incorporation without further amendment, provided that certain language with respect to the reclassification of the Company’s capital stock that is no longer applicable or necessary following the Distribution Date has been removed and such removal is not considered an amendment.

Also on September 16, 2013, the Compensation Committee of the Board of Directors adopted the NC Transaction, Inc. Restoration Plan (the “Restoration Plan”), an unfunded, non-qualified deferred compensation plan maintained for the benefit of certain management and other highly compensated employees of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. The Restoration Plan provides participants with those retirement benefits which would have become payable under the Company’s traditional qualified retirement plans but for the limitations imposed by the Code.

Under the Restoration Plan, participants whose employer contributions under the Company’s qualified retirement plans are limited by the Code are eligible to receive an amount credited to their account equal to 5.5% of their compensation in excess of the compensation limits of the Code, subject to a compensation cap of $5,000,000 for the Chief Executive Officer and the Chief Financial Officer. The amounts credited to each participant’s account are fully vested following attainment of two years of service with the Company, and amounts in a participant’s account will be credited with interest based on money market rates. Participants will receive distributions of vested benefits upon termination of employment.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following section sets forth information as of September 10, 2013 regarding individuals who serve as the Company’s executive officers and/or Directors. The Company’s executive officers hold office from the date they are appointed until their successors are selected and qualified, or until their earlier resignation or removal. All Directors are elected annually, and each of the current Directors will hold office until the Company’s first annual meeting of stockholders following the Separation, which will be held in 2014, or until his or her successor is duly elected and qualified, subject to such Director’s earlier death, resignation, disqualification or removal.

Name	Age	Position
K. Rupert Murdoch	82	Executive Chairman
Robert J. Thomson	52	Chief Executive Officer and Director
Bedi Ajay Singh	54	Chief Financial Officer
Gerson Zweifach	60	General Counsel
José María Aznar	60	Director
Natalie Bancroft	33	Director
Peter L. Barnes	70	Director
Elaine L. Chao	60	Director
John Elkann	37	Director
Joel I. Klein	66	Director
James R. Murdoch	40	Director
Lachlan K. Murdoch	42	Director
Ana Paula Pessoa	46	Director
Masroor Siddiqui	41	Director

Biographies of Executive Officers and Directors

K. Rupert Murdoch AC—K. Rupert Murdoch AC has served as the Company’s Executive Chairman since December 2012. He has been Chief Executive Officer of 21st Century Fox, the Company’s former parent, since 1979 and its Chairman since 1991. Mr. Murdoch served as a Director of British Sky Broadcasting plc (“BSkyB”) from 1990 to 2007, as a Director of Gemstar-TV Guide International Inc. (“Gemstar-TV Guide”) from 2001 to 2008 and as a Director of The DIRECTV Group, Inc. from 2003 to 2008. Mr. Murdoch is the father of Messrs. J.R. Murdoch and L.K. Murdoch.

Mr. K.R. Murdoch has been the driving force behind the evolution of the Company and 21st Century Fox from the single, family-owned Australian newspaper he took over in 1953 to the global public media companies they are today following the Separation. Mr. K.R. Murdoch brings to the Board of Directors invaluable knowledge and expertise regarding the Company’s businesses and provides strong operational leadership and broad strategic vision for its future.

Robert J. Thomson—Robert J. Thomson has served as the Company’s Chief Executive Officer since January 2013 and as a Director of the Company since June 2013. He served as Editor-in-Chief of Dow Jones and Managing Editor of The Wall Street Journal from 2008 to 2012. Mr. Thomson previously served as Publisher of Dow Jones from 2007 to 2008, after serving as Editor of The Times of London from 2002 to 2007. Prior to that role, he was Managing Editor of the U.S. edition of the Financial Times.

Mr. Thomson has extensive business, operational and international experience in the publishing industry through his career as a financial journalist, foreign correspondent and editor. Under his management and leadership, The Wall Street Journal was consistently one of the most innovative and successful newspapers in the

U.S. and also greatly expanded its global reach through the digital initiatives of WSJ.com. As Managing Editor of the U.S. edition of the Financial Times, Mr. Thomson led its drive into the U.S. market, where sales trebled during his tenure. His keen understanding of the evolving U.S. and international markets in which the Company operates and his commitment to generating high quality content make him a valuable resource for the Board of Directors.

Bedi Ajay Singh—Bedi Ajay Singh has served as the Company’s Chief Financial Officer since December 2012. He most recently served as President, Finance and Administration & Chief Financial Officer for MGM Studios from 2008 to 2010. Previously, Mr. Singh served as Chief Financial Officer at Gemstar-TV Guide from 2006 to 2008, as Chief Finance and Administration Officer at Novartis Pharma A.G. from 2004 to 2006 and as Executive Vice President and Chief Financial Officer of Sony Pictures Entertainment from 1999 to 2003. Before joining Sony Pictures Entertainment, he held a number of positions at 21st Century Fox, including senior finance roles at News International (now known as News UK) as Financial Controller and Fox Filmed Entertainment as Deputy Chief Financial Officer and Senior Vice President, Office of the Chairman. Mr. Singh is a Fellow of the UK Institute of Chartered Accountants and started his business career with Arthur Andersen in London.

Gerson Zweifach—Gerson Zweifach has served as the Company’s General Counsel since December 2012 and will continue to serve in such capacity on a transitional basis for a period of one year following the Separation. Mr. Zweifach has been a Senior Executive Vice President and Group General Counsel of 21st Century Fox since February 2012. He also serves as Chief Compliance Officer of 21st Century Fox. Mr. Zweifach previously served as an attorney at the law firm of Williams & Connolly LLP where he was a partner from 1988 to February 2012 and currently serves as Of Counsel. Mr. Zweifach has been a member of the Bar of the District of Columbia since 1981 and the Bar of the State of New York since 1980.

José María Aznar—José María Aznar has been a Director of the Company since June 2013 and serves as the Chairman of the Nominating and Corporate Governance Committee. Mr. Aznar served as a Director of 21st Century Fox from 2006 until June 2013 and was a member of the Nominating and Corporate Governance Committee. Mr. Aznar has been the President of the Foundation for Social Studies and Analysis, a political research and educational organization focused on Spain, since 1989. Mr. Aznar was a Distinguished Scholar at the Edmund A. Walsh School of Georgetown University from 2004 to 2011. Since 2011, he has been a Distinguished Fellow at the Johns Hopkins University Paul H. Nitze School of Advanced International Studies, where he is also Chairman of the Atlantic Basin Initiative. Mr. Aznar has served as a member of the International Advisory Board of Barrick Gold Corporation since 2011. Mr. Aznar is the Honorific President of the Partido Popular of Spain and served as its Executive President from 1990 to 2004. Mr. Aznar was a member of The State Council of Spain from 2005 to 2006. Mr. Aznar served as the President of Spain from 1996 to 2004.

Mr. Aznar, with his extensive experience, including serving as President of Spain, brings knowledge, expertise and an international perspective to the Board of Directors, providing valuable insight into political and governmental matters throughout the world. He has a unique and deep knowledge with respect to several countries in which the Company operates.

Natalie Bancroft—Natalie Bancroft has been a Director of the Company since June 2013 and serves as a member of the Nominating and Corporate Governance Committee. Ms. Bancroft served as a Director of 21st Century Fox from 2007 until June 2013 and was a member of the Nominating and Corporate Governance Committee. Ms. Bancroft is a professionally trained opera singer, has studied journalism and is a graduate of L’Institut de Ribaupierre in Lausanne, Switzerland.

Ms. Bancroft has a culturally diverse background, having lived across Europe. She also speaks several languages fluently. Ms. Bancroft’s youth, female perspective and international experience and education add valuable diversity and perspective to the deliberations of the Board of Directors.

Peter L. Barnes—Peter L. Barnes has been the Lead Director of the Company since June 2013 and serves as the Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Barnes served as a

Director of 21st Century Fox from 2004 until June 2013 and was a member of the Audit and Compensation Committees. Mr. Barnes has been a Director of Metcash Limited since 2005, serving as its Chairman since 2010, and was a Director of its predecessor from 1999 to 2005. Mr. Barnes served as a Director of Ansell Limited from 2001 to 2012 and as its Chairman from 2005 to 2012. Mr. Barnes served in various senior management positions in the United States, the United Kingdom and Asia at Philip Morris International Inc. from 1971 to 1998, including as President of Philip Morris Asia Inc.

Mr. Barnes brings to the Board of Directors the leadership, operational and financial skills gained in his several roles at Philip Morris, as well as through his service as a Director at a number of private and public companies, including his service as Chairman of several of these companies.

Elaine L. Chao—Elaine L. Chao has been a Director of the Company since June 2013 and serves as a member of the Audit and Nominating and Corporate Governance Committees. Ms. Chao served as a Director of 21st Century Fox from 2012 until June 2013 and was a member of the Nominating and Corporate Governance Committee. Ms. Chao has been a Distinguished Fellow at The Heritage Foundation, a research and educational organization based in Washington D.C., since 2009. She previously served as the 24th U.S. Secretary of Labor from 2001 to 2009. Ms. Chao also served as the President and Chief Executive Officer of United Way of America from 1992 to 1996. Her prior government service includes serving as Director of the Peace Corps and as Deputy Secretary at the U.S. Department of Transportation. Prior to her government service, she was Vice President of Syndications at Bank of America and a banker with Citicorp, N.A. Ms. Chao has served as a Director of Dole Food Company, Inc. since 2009 and as a Director of Wells Fargo & Company and Protective Life Corporation since 2011.

Ms. Chao’s work in the public, private and non-profit sectors includes vast experience leading large scale, complex and highly visible organizations. She offers the Board of Directors valuable insights on macroeconomics, competitiveness, workforce issues and corporate governance as well as an extensive knowledge of the U.S. government at the federal and state levels.

John Elkann—John Elkann has been a Director of the Company since June 2013 and serves as a member of the Compensation Committee. Mr. Elkann has been the Chairman and Chief Executive Officer of EXOR S.p.A., an investment company owning global companies in diversified sectors primarily in Europe and the United States, since 2011. He has served since 2010 as Chairman of Fiat S.p.A., where he has been a Director since 1997 and was Vice Chairman from 2004 to 2010. He has also served as Chairman of Editrice La Stampa since 2008, a non-Executive Director of The Economist Group since 2009, and as a Director of Fiat Industrial S.p.A. since 2010 and Gruppo Banca Leonardo S.p.A. since 2006. Mr. Elkann served as a Director of SGS SA from 2011 to 2013.

Mr. Elkann has extensive experience in a number of industries including publishing and media. He offers the Board of Directors strong leadership skills and a valuable perspective on industries relevant to the Company’s businesses.

Joel I. Klein—Following the Separation, Joel I. Klein has been a Director and Executive Vice President of the Company. Mr. Klein has also served as Chief Executive Officer of Amplify, the Company’s digital education business, since 2011. Mr. Klein previously served as a Director and Executive Vice President of 21st Century Fox from 2011 until June 2013. He was the New York City schools chancellor from 2002 through 2010. He was the U.S. Chairman and Chief Executive Officer of Bertelsmann, Inc. and Chief U.S. Liaison Officer to Bertelsmann AG from 2001 to 2002. Mr. Klein also served with the Clinton administration in a number of roles, including Deputy White House Counsel from 1993 to 1995. Mr. Klein has served as a Director of Boston Properties, Inc. since January 2013.

As Chief Executive Officer of Amplify, Mr. Klein is a key member of the Company’s management team. His experience leading the largest public school system in the United States and contacts in the education industry position him as an excellent executive for the Company’s digital education business. Mr. Klein brings to the Board of Directors strong leadership skills gained from his decades of service in the private and public sectors.

James R. Murdoch—James R. Murdoch has been a Director of the Company since June 2013. Mr. J.R. Murdoch has been a Director of 21st Century Fox since 2007 and its Deputy Chief Operating Officer and Chairman and CEO, International since 2011, after serving as its Chairman and Chief Executive, Europe and Asia beginning in 2007. Mr. J.R. Murdoch was the Chief Executive Officer of BSkyB from 2003 to 2007. Mr. J.R. Murdoch has served as a Director of BSkyB since 2003 and served as its Non-Executive Chairman from 2007 to April 2012. Mr. J.R. Murdoch was the Chairman and Chief Executive Officer of STAR Group Limited, a subsidiary of 21st Century Fox, from 2000 to 2003. Mr. J.R. Murdoch previously served as an Executive Vice President of 21st Century Fox, and served as a member of its board of directors from 2000 to 2003. Mr. J.R. Murdoch served as a Director of GlaxoSmithKline plc from 2009 to May 2012 and as a Director of Sotheby’s from 2010 to May 2012. Mr. J.R. Murdoch is the son of Mr. K.R. Murdoch and the brother of Mr. L.K. Murdoch.

Mr. J.R. Murdoch is a key member of 21st Century Fox’s management team, as the Deputy Chief Operating Officer with continuing direct responsibility for its European and Asian operations. Mr. J.R. Murdoch has served in a number of leadership positions within 21st Century Fox and at its affiliates over the past 17 years. His broad-based experience, extensive knowledge of international markets, unique understanding of emerging technologies and strategic perspective of the Company’s business and operations enable him to be a valuable resource for the Board of Directors.

Lachlan K. Murdoch—Lachlan K. Murdoch has been a Director of the Company since June 2013. Mr. L.K. Murdoch has been a Director of 21st Century Fox since 1996. Mr. L.K. Murdoch has served as a Director of Ten Network Holdings Limited, an Australian media company, since 2010 and as its Non-Executive Chairman since February 2012, after serving as its Acting Chief Executive Officer from 2011 to January 2012. Mr. L.K. Murdoch has served as the Executive Chairman of Illyria Pty Ltd, a private investment company, since 2005. He has served as Executive Chairman of DMG Radio Australia since 2009. Mr. L.K. Murdoch served as an advisor to 21st Century Fox from 2005 to 2007, and served as its Deputy Chief Operating Officer from 2000 to 2005. Mr. L.K. Murdoch is the son of Mr. K.R. Murdoch and the brother of Mr. J.R. Murdoch.

Mr. L.K. Murdoch brings a wealth of knowledge regarding the Company’s operations, as well as management and strategic skills, to the Board of Directors. Mr. L.K. Murdoch has extensive experience serving in several senior leadership positions within 21st Century Fox, including previously as Deputy Chief Operating Officer, and at various operating units within the Company, in particular as head of News Limited (now known as News Corp Australia) and the New York Post.

Ana Paula Pessoa—Ana Paula Pessoa has been a Director of the Company since June 2013 and serves as a member of the Audit Committee. Ms. Pessoa has been a Partner at Brunswick Group, an international corporate communications firm, since May 2012. She is a Partner of Black-Key Participações SA, a company she founded in 2011, which invests in digital start-up companies in Brazil. She is also the founder of Avanti SC, a strategic planning consulting firm, where she has served as a consultant since 2000. Ms. Pessoa previously served in numerous roles during her 18-year career at the Globo Organizations (“Globo”), a media group in South America, most recently as the Chief Financial Officer from 2001 to 2011 and New Business Director from 2008 to 2011 of Infoglobo, the newspaper, Internet and information services business of Globo. She also served as a Director of Globo’s subsidiaries including Valor Economico, a financial newspaper in Brazil, and Zap Internet, an online classified service in Brazil, from 2001 to 2011 and as a Director of SPIX Macaw Internet SA, an online news distribution start-up company, from 2009 to 2011.

During her tenure at Globo, Ms. Pessoa gained extensive experience in its newspaper, Internet, cable and satellite television and telecom operations. Along with this media expertise, she brings to the Board of Directors strong business development and financial skills.

Masroor Siddiqui—Masroor Siddiqui has been a Director of the Company since June 2013 and serves as the Chairman of the Compensation Committee and a member of the Audit Committee. Mr. Siddiqui is the Managing Partner of Naya Management LLP, an investment firm he co-founded in May 2012. He was previously a Partner at The Children’s Investment Fund Management (UK) LLP, a hedge fund, from 2009 to 2011 and a Managing Director at Canyon Partners, an investment firm, from 2006 to 2009. Mr. Siddiqui previously served as a Senior Vice President at Putnam Investments, where he was responsible for a broad range of investments.

Mr. Siddiqui has significant experience in investing with a focus on media investments. He offers the Board of Directors valuable insights on global markets and industries relevant to the Company’s businesses.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s Directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, file reports of ownership and changes in ownership with the SEC and NASDAQ. Directors, officers and beneficial owners of more than 10% of the Company’s common stock are required by the SEC to furnish the Company with copies of the reports they file.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required, the Company believes that all of its Directors, executive officers and beneficial owners of more than 10% of the Company’s common stock reported on a timely basis all transactions required to be reported by Section 16(a) during the fiscal year ended June 30, 2013.

Corporate Governance

Statement of Corporate Governance

The Board of Directors has adopted a Statement of Corporate Governance that sets forth the Company’s corporate governance guidelines and practices. The full text of the Statement of Corporate Governance may be found on the Company’s website at http://newscorp.com/corporate-governance/statement-of-corporate-governance and is available to any stockholder requesting a paper copy of the document by contacting the Corporate Secretary. Each Director has certified that he or she has reviewed the Statement of Corporate Governance, has complied with it and will continue to comply with it.

Standards of Business Conduct and Code of Ethics

The Board of Directors has adopted Standards of Business Conduct, which confirm the Company’s policy to conduct its affairs in compliance with all applicable laws and regulations and observe the highest standards of business ethics. The Company intends that the spirit, as well as the letter, of the Standards of Business Conduct be followed by all Directors, officers and employees of the Company, its subsidiaries and divisions. This is communicated to each new Director, officer and employee and was communicated to those in such positions at the time the Standards of Business Conduct were adopted.

To promote further ethical and responsible decision-making, the Board of Directors has established a Code of Ethics for the CEO and “senior financial officers,” meaning the principal financial officer and principal accounting officer or controller, or persons performing similar functions, that is incorporated by reference into the Standards of Business Conduct.

The full text of the Standards of Business Conduct and the Code of Ethics may be found on the Company’s website at http://newscorp.com/corporate-governance/standards-of-business-conduct and http://newscorp.com/corporate-governance/the-code-of-ethics-for-the-chief-executive-officer-and-senior-financial-officers, respectively, and each is available in print, without charge, to any stockholder requesting a paper copy of the documents by contacting the Corporate Secretary. The Company intends to disclose any future amendments to certain provisions of its Standards of Business Conduct and Code of Ethics, or waivers of such provisions granted to executive officers and Directors, on its website at the respective locations referenced above, as applicable, within four business days following the date of such amendment or waiver.

Committees of the Board of Directors

The Board of Directors has the following standing committees, each of which operates under a written charter approved by the Board of Directors. These committees are comprised entirely of independent Directors, as currently required under the existing rules of the Exchange Act and NASDAQ. These charters are available on the Company’s website at http://newscorp.com/corporate-governance/board-committees and are available in print to any stockholder requesting a paper copy of these documents from the Corporate Secretary.

Audit Committee

The Audit Committee consists of Peter Barnes, who serves as Chairman, Mmes. Chao and Pessoa and Mr. Siddiqui. The Audit Committee assists the Board of Directors in its oversight of (i) the integrity of the Company’s financial statements and the Company’s financial reporting processes and systems of internal control, (ii) the qualifications, independence and performance of the Company’s independent registered public accounting firm and the performance of the Company’s corporate auditors and corporate audit function, (iii) the Company’s compliance with legal and regulatory requirements involving financial, accounting and internal control matters, (iv) investigations into complaints concerning financial matters, (v) risks that may have a significant impact on the Company’s financial statements, (vi) oversight of the Company’s ongoing Anti-Corruption Compliance Program and the activities of the Compliance Steering Committee and (vii) the review, approval and ratification of transactions with related parties. The Audit Committee provides an avenue of communication among management, the independent registered public accounting firm, the corporate auditors and the Board of Directors.

The Audit Committee Charter provides that its members shall consist entirely of Directors who the Board determines are “independent” in accordance with the requirements set forth by the SEC and in the NASDAQ Listing Rules. The Board of Directors determined that each member of the Audit Committee meets the foregoing independence requirements and that each of the members of the Audit Committee is financially literate in accordance with the NASDAQ Listing Rules. The Board has determined that Mr. Barnes is an “audit committee financial expert” as defined under the SEC rules.

Compensation Committee

The Compensation Committee consists of Masroor Siddiqui, who serves as Chairman, and Messrs. Barnes and Elkann. The primary responsibilities of the Compensation Committee are: (i) to review and approve goals and objectives relevant to the compensation of the Company’s Chief Executive Officer, to evaluate the performance of the Chief Executive Officer in light of these goals and objectives and other factors the Compensation Committee deems appropriate, and, based on this review and evaluation, to recommend to the Board of Directors the compensation of the Chief Executive Officer; (ii) to consider, authorize and oversee the Company’s incentive compensation plans and equity-based plans and recommend changes in such plans to the Board of Directors as needed, and to exercise all authority of the Board of Directors with respect to the administration of such plans, including the granting of awards under the Company’s incentive compensation plans and equity-based plans; (iii) to review and approve fixed and performance-based compensation, benefits and terms of employment of the Company’s executive officers (as defined by the NASDAQ Listing Rules) and such other senior executives identified by the Compensation Committee after consultation with the Company’s Chief Executive Officer and other members of management; (iv) to review and approve or ratify the principal employment terms for each employment arrangement (excluding arrangements for talent) where the sum of the base salary, bonus target and long-term incentive target for the contract period is equal to or greater than a threshold amount set by the Compensation Committee; (v) to review and approve separation obligations that exceed by more than a certain amount set by the Compensation Committee (excluding consideration for outstanding equity awards) those contractually provided for in an employment agreement approved or ratified by the Compensation Committee pursuant to (iv) above; (vi) to review the Company’s recruitment, retention, compensation, termination and severance policies for senior executives; (vii) to review and assist with the development of executive succession plans and to consult with the Company’s Chief Executive Officer regarding the selection of senior executives; (viii) to review the compensation of non-executive Directors for service on the Board of Directors and its committees and recommend changes in compensation to the Board of Directors; and (ix) to review the Company’s compensation policies and practices to determine whether they create risk-taking incentives that are reasonably likely to have a material adverse impact on the Company.

The Compensation Committee Charter provides that its members shall consist entirely of Directors who the Board determines are “independent” in accordance with the requirements set forth in the NASDAQ Listing Rules, the rules of any other exchange where the Company’s securities are listed and under any applicable SEC rules or regulations. The members of the Compensation Committee are also “non-employee directors” (within the meaning of Rule 16b-3 of the Exchange Act) and “outside directors” (within the meaning of Section 162(m) of the Code).

Pursuant to its Charter, the Compensation Committee has the sole authority to retain and terminate any compensation consultant. In August 2013, the Compensation Committee determined to retain Deloitte Consulting LLP (“Deloitte”) to provide advice on a variety of compensation matters as requested by the Compensation Committee, including with respect to named executive officer and non-executive Director compensation, compensation trends and the design of the Company’s equity incentive plans. The Compensation Committee reviews information provided by Deloitte to determine the appropriate level and mix of compensation for each of the named executive officers in light of the Company’s compensation objectives. Prior to engaging Deloitte, the Compensation Committee considered whether the engagement of Deloitte as its compensation consultant would result in any conflict of interest, taking into account the factors prescribed by the NASDAQ Listing Rules. Based on such evaluation, the Committee determined that no such conflict of interest exists.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of José María Aznar, who serves as Chairman, and Mmes. Bancroft and Chao. The primary responsibilities of the Nominating and Corporate Governance Committee are to: (i) to review the qualifications of candidates for Director suggested by Board of Director members, stockholders, management and others in accordance with criteria recommended by the Nominating and Corporate Governance Committee and approved by the Board of Directors; (ii) to consider the performance of incumbent Directors in determining whether to nominate them for re-election; (iii) to recommend to the Board of Directors a slate of nominees for election or re-election to the Board of Directors at each annual meeting of stockholders; (iv) to recommend to the Board of Directors candidates to be elected to the Board of Directors as necessary to fill vacancies and newly created directorships; and (v) to advise and make recommendations to the Board of Directors on corporate governance matters. The Nominating and Corporate Governance Committee also makes recommendations to the Board of Directors as to determinations of Director independence and conducts an annual self-evaluation for the Board of Directors.

The Nominating and Corporate Governance Committee is comprised of members that meet the independence requirements set forth in the NASDAQ Listing Rules.

Director Nomination Process

The Nominating and Corporate Governance Committee develops criteria for filling vacant Board of Director positions, taking into consideration such factors as it deems appropriate. No single factor is determinative. Relevant factors include: the candidate’s education and background; his or her leadership and ability to exercise sound judgment; his or her general business experience and familiarity with the Company’s businesses; and whether he or she possesses unique expertise or perspective that will be of value to the Company. Candidates should not have any interests that would materially impair their ability to exercise independent judgment or otherwise discharge the fiduciary duties owed as a Director to the Company and its stockholders. All candidates must be individuals of personal integrity and ethical character, and who value and appreciate these qualities in others. It is expected that each Director will devote the necessary time to the fulfillment of his or her duties as a Director. In this regard, the Nominating and Corporate Governance Committee will consider the number and nature of each Director’s other commitments, including other directorships. Although the Board of Directors does not have a formal policy with respect to diversity in identifying Director nominees, the Nominating and Corporate Governance Committee seeks to promote through the nomination process an appropriate diversity on the Board of Directors of professional background, experience, expertise, perspective, age, gender, ethnicity and country of citizenship. The Company also maintains a Corporate Diversity Statement, which describes the Company’s diversity and inclusion objectives and efforts. The full text of the Corporate Diversity Statement can be found on the Company’s website at http://newscorp.com/corporate-governance/corporate-diversity-statement.

After completing this evaluation, the Nominating and Corporate Governance Committee will make a recommendation to the full Board which makes the final determination whether to nominate or appoint the new Director after considering the Nominating and Corporate Governance Committee’s recommendation.

Stockholders may recommend director candidates for consideration by the Nominating and Corporate Governance Committee by submitting their names and appropriate background and biographical information in writing to the attention of the Corporate Secretary at News Corporation, 1211 Avenue of the Americas, New York, New York 10036. Director candidates recommended by stockholders should meet the Director qualifications set forth under the heading “Board Membership Criteria” in the Statement of Corporate Governance. Director candidates recommended by stockholders who meet these Director qualifications will be considered by the Chairman of the Nominating and Corporate Governance Committee, who will present the information on the candidate to the entire Nominating and Corporate Governance Committee. All Director candidates recommended by stockholders will be considered by the Nominating and Corporate Governance Committee in the same manner as any other candidate.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

On June 28, 2013, the Company completed its Separation from 21st Century Fox and became an independent, publicly-traded company. 21st Century Fox’s management and/or the compensation committee of its board of directors made many of the fiscal 2013 compensation decisions described in this Annual Report for the Company’s named executive officers: Mr. Robert J. Thomson, the Company’s Chief Executive Officer, and Mr. Bedi Ajay Singh, the Company’s Chief Financial Officer. Two additional executive officers, Mr. K. Rupert Murdoch, the Company’s Executive Chairman, and Mr. Gerson Zweifach, the Company’s General Counsel, were executive officers of 21st Century Fox prior to the Separation and continue to serve in such capacities following the Separation. During fiscal 2013, neither Mr. K.R. Murdoch nor Mr. Zweifach received compensation in their capacities as executive officers of the Company. Therefore, neither Mr. K.R. Murdoch nor Mr. Zweifach are named executive officers of the Company and, in accordance with SEC rules, no compensation is reflected in the compensation tables in this “Executive Compensation” section for such period.

Effective upon the Separation, the Company’s Board of Directors established its own Compensation Committee (the “Compensation Committee” or the “Committee”), which is responsible for determining the compensation of the Company’s executive officers following the Separation, including the compensation for the named executive officers. This Compensation Discussion and Analysis discusses the main elements of the Company’s compensation program applicable to the named executive officers for fiscal 2013, explains the Committee’s compensation philosophy going forward and describes certain actions taken by the Committee in fiscal 2014 with regard to the Company’s compensation program, including compensation for the named executive officers. In this Compensation Discussion and Analysis, the Company differentiates between decisions made by its Compensation Committee and decisions made by 21st Century Fox’s management or the 21st Century Fox compensation committee (the “Fox Compensation Committee”) where appropriate.

Compensation Philosophy

The Compensation Committee has established a compensation philosophy that seeks to create long-term growth and value for stockholders. The key objectives of this philosophy are to:

•	Provide a compensation program that drives performance;

•	Ensure the Company’s compensation policies and practices are designed to support both annual and long-term growth for stockholders; and

•	Structure compensation packages to attract, retain and motivate the top executive talent necessary for the Company’s success.

The principles that guide these objectives are:

•

Market Competitiveness—The Company’s compensation programs should incorporate a mix of fixed and performance-based compensation in the form of base salary, performance-based annual cash incentive compensation, long-term equity-based incentive compensation and retirement and other benefit programs to enable the Company to attract the highest quality talent. The Company’s individual pay decisions should consider trends in the industry in which it operates and competes, individual performance and contributions, the nature and scope of the executive’s responsibilities and individual skills.

•

Pay for Performance—Performance-related compensation opportunities are earned based on corporate and individual performance. “At risk” elements of compensation (both short and long-term) should be designed to reward superior performance without encouraging unnecessary and excessive risk taking.

•

Align Executives’ Performance and Rewards With Stockholders’ Interests—The Company’s equity programs should align its executive officers’ compensation with the Company’s long-term performance, link its executive officers’ interests directly with its stockholders’ interests, and also provide a strong connection between pay and performance.

The Company and the Compensation Committee will continue to consider, develop and refine the Company’s compensation philosophy, structure, practices and procedures in order to maintain a focus on pay for performance while enabling the Company to attract, retain and motivate the top executive talent necessary to drive its success.

New Executive Compensation Practices

Following the Separation, the Board and/or the Compensation Committee adopted or ratified a number of executive compensation and governance practices designed to enhance long-term value for the Company’s stockholders. These practices include:

•	No tax gross ups;

•	No cash severance benefits and no automatic vesting of equity compensation triggered solely by a change in control of the Company;

•	Market comparison of executive compensation to a selected peer group;

•	Stock ownership guidelines for the Company’s Chief Executive Officer and Chief Financial Officer;

•	Consideration of effectiveness of compliance programs in compensation decisions;

•	Clawback policies that provide for the recoupment, under certain circumstances, of performance-based compensation paid to the named executive officers;

•	Prohibition on hedging of Company stock by Directors and executive officers; and

•	Cap on payouts under annual cash incentive and equity incentive programs.

Involvement of 21st Century Fox Management and the Fox Compensation Committee in 2013 Executive Compensation Decisions

Prior to the Separation, compensation decisions regarding the Company’s named executive officers were made by 21st Century Fox’s management and/or the Fox Compensation Committee, as described in further detail below.

Role of 21st Century Fox in Compensation Decisions

For fiscal 2013, 21st Century Fox management and/or the Fox Compensation Committee made many of the decisions related to the compensation of the named executive officers, with the exception of the actual amount of annual cash incentive compensation paid to each officer for the fiscal year, which was determined by the Company’s Compensation Committee following the Separation. 21st Century Fox management presented individual compensation packages to the Fox Compensation Committee for the named executive officers based on their assessment of the executive’s level of responsibility, expected performance and contribution to the future success and performance of the Company following the Separation, compensation practices in light of the industry in which the Company operates and retention considerations. The Fox Compensation Committee considered these recommendations along with the advice of its compensation consultant.

Role of the 21st Century Fox Compensation Consultant

In fiscal 2013, the Fox Compensation Committee retained the services of an external compensation consultant, Deloitte, to advise the committee with respect to executive officer compensation arrangements, including for the named executive officers. The Fox Compensation Committee reviewed information provided by Deloitte when determining the appropriate level and mix of compensation for each named executive officer. In addition, Deloitte advised the Fox Compensation Committee regarding the design of the Company’s long-term incentive plan. The Company’s Compensation Committee has determined to retain the services of Deloitte as its external compensation consultant to assist the Compensation Committee with its review of the Company’s executive compensation arrangements.

Information on Peer Companies

In order to attract and retain top executives with the requisite skills and experience to successfully manage its businesses, the named executive officers’ compensation packages must be competitive, particularly relative to the Company’s peers. In connection with the Separation, the Fox Compensation Committee, in consultation with Deloitte, considered a peer group comprised of companies that it believed more accurately reflected the Company’s market competitors as compared to the peer group previously developed for 21st Century Fox. In identifying the appropriate companies for inclusion in the Company’s peer group, the Fox Compensation Committee, with Deloitte’s assistance, considered companies in the publishing and/or media industries that were similar in size to the Company based on revenue and market capitalization, and selected the companies listed below. As of October 15, 2012, annual revenue for the peer group for the trailing 12 months ranged from approximately $3.0 billion to $14.5 billion and market capitalizations ranged from approximately $4.0 billion to $23.0 billion, as compared to fiscal 2013 revenue of approximately $8.9 billion and a market capitalization as of September 10, 2013 of approximately $9.6 billion for the Company.

• Thomson Reuters Corporation	• Omnicom Group Inc.
• Pearson plc	• Liberty Global, Inc.
• The McGraw-Hill Companies, Inc.	• Charter Communications, Inc.
• Gannett Co., Inc.	• The Interpublic Group of Companies, Inc.
• CBS Corporation	• Cablevision Systems Corporation
• DISH Network Corporation	• Sirius XM Radio Inc.
• Virgin Media Inc.	• Discovery Communications, Inc.

The Fox Compensation Committee considered the compensation practices of this peer group, as well as current market trends and practices generally, in developing the compensation packages for the Company’s executive officers, including the named executive officers. However, the Fox Compensation Committee did not “benchmark” individual compensation levels against this peer group. Given the diverse nature of the Company, which comprises businesses in multiple industries and markets, the Fox Compensation Committee did not believe that strict benchmarking against the peer group would provide a meaningful basis for establishing compensation. As a result, the Fox Compensation Committee did not use peer company data to base, justify or provide a framework for compensation decisions, nor did it target any element of compensation or total compensation to a specific range within the peer companies. Rather, the Fox Compensation Committee used this information to obtain a general understanding of current compensation practices among similarly-sized publishing and media companies.

The Company and the Compensation Committee are reviewing this peer group and may make further changes if they believe such changes better reflect the Company’s competitive landscape or if necessary to account for any corporate changes, including acquisitions and dispositions.

Named Executive Officer Compensation

Overview of Compensation Program

The Company’s executive compensation program is comprised of three primary elements: base salary, annual cash incentive compensation and long-term equity-based incentive awards. The Company also provides retirement benefits and limited perquisites to the named executive officers. The chart below describes the purpose for each element of compensation:

Element of Compensation	Attraction	Motivation		Alignment with Stockholder Interests	Retention
		Short-Term	Long-Term
Base Salary	X	X			X
Performance-Based Annual Cash Incentive Compensation	X	X		X	X
Performance-Based Long-Term Equity-Based Incentive Awards	X		X	X	X
Retirement Benefits	X		X		X

In determining the appropriate level of compensation for each named executive officer, the Committee considers:

•	the nature and scope of the executive’s responsibilities;

•	the executive’s leadership and management expertise;

•	the executive’s prior compensation and performance;

•	the executive’s term of service;

•	internal pay parity;

•	information on market compensation levels as described above, taking into account industry and geographic considerations; and

•	retention considerations.

In fiscal 2013, the Company’s named executive officers were Messrs. Thomson and Singh. During fiscal 2013, each of Messrs. Thomson and Singh entered into employment agreements that were approved and/or ratified by the Fox Compensation Committee. The overall level of compensation approved by 21st Century Fox management and the Fox Compensation Committee reflects their assessment of the factors described above. For a detailed description of these employment agreements, please see the section entitled, “Employment Agreements.”

Messrs. K.R. Murdoch and Zweifach do not have employment agreements with the Company, and as indicated above, neither executive officer received compensation in his capacity as an executive officer of the Company for fiscal 2013. For fiscal 2014, Mr. K.R. Murdoch’s compensation for services provided to the Company was determined and approved by the Fox Compensation Committee prior to the Separation as part of a comprehensive review of his target total direct compensation for both the Company and 21st Century Fox in light of his responsibilities at each company. Any future decisions regarding Mr. K.R. Murdoch’s compensation for his services provided to the Company will be determined and approved annually by the Company’s Compensation Committee. Mr. Zweifach’s services are provided to the Company pursuant to the Transition Services Agreement between the Company and 21st Century Fox. Under the Transition Services Agreement, the Company compensates 21st Century Fox for Mr. Zweifach’s services, and he receives no compensation directly from the Company for those services.

Base Salary

Base salary is intended to attract and retain employees as it is the fixed element of an executive officer’s annual cash compensation and does not vary with performance. Base salaries for the Company’s named executive officers are established in the context of the factors described above, recommendations from the Company’s Executive Chairman and the Company’s Chief Executive Officer (with the exception of their own base salaries) and the Company’s overall compensation philosophy. The employment arrangements of Messrs. Thomson and Singh provide for a specified or minimum base salary that was established taking into account these factors.

Fiscal 2013 base salaries for Messrs. Thomson and Singh of $2,000,000 and $1,100,000, respectively, were determined by 21st Century Fox management and the Fox Compensation Committee in connection with the approval of their respective employment agreements. The actual amount of salary paid for fiscal 2013 for each of Messrs. Thomson and Singh, which was pro-rated to reflect each officer’s employment commencement date, is set forth in the Summary Compensation Table below.

The Company’s Compensation Committee annually reviews the base salary of each of the named executive officers. Subject to the terms of their employment agreements, the Compensation Committee may adjust the base salary as appropriate or if a different mix of compensation elements may more appropriately compensate the individual named executive officer in light of the Company’s compensation objectives. For fiscal 2014, the Compensation Committee did not make any changes to the annual base salaries for Messrs. Thomson and Singh. Prior to the Separation, the Fox Compensation Committee approved an annual base salary for fiscal 2014 of $1,000,000 for Mr. K.R. Murdoch for his service as the Company’s Executive Chairman.

Annual Cash Incentive Compensation

Annual cash incentive compensation is intended to incentivize and reward the Company’s named executive officers for achieving the Company’s operational and strategic goals, and for superior individual performance, in a particular year. The Company’s annual cash incentive compensation is intended to link executives’ interests directly with the annual operating strategies and financial and qualitative goals of the business as the executive officers have a direct influence on the Company’s operations and strategy. The Compensation Committee has adopted an annual cash incentive framework which fosters a performance-driven, pay-for-performance culture that aligns its executive officers’ interests with those of its stockholders while also rewarding the executive officers for superior individual achievements.

Fiscal 2013 Annual Cash Incentive Compensation

Pursuant to their employment agreements, Messrs. Thomson and Singh were eligible to receive an annual cash incentive with a target amount of $2,000,000 and $1,000,000, respectively, pro-rated for fiscal 2013 to reflect each named executive officer’s respective employment commencement date. These targets amounts were set by 21st Century Fox management and the Fox Compensation Committee based on their consideration of the factors described above. In light of the timing of the Separation, the new roles of the Company’s named executive officers, their focus on the execution of the Separation and preparation to operate the Company as an independent company and the fact that the Company’s businesses were not previously operated as a single reporting unit, 21st Century Fox management and the Fox Compensation Committee determined that the Company’s Compensation Committee should be able to exercise discretion in determining the amount of the annual cash incentive, if any, to be paid to Messrs. Thomson and Singh for fiscal 2013 following the Separation. This decision was intended to preserve flexibility to appropriately account for the contributions of the named executive officers in light of the unique circumstances of the Separation and the strategic and leadership-oriented goals of the named executive officers for fiscal 2013, many of which required qualitative, subjective assessment of their achievement that could not be reduced to formulaic, numerical targets or anticipated in advance.

For fiscal 2013, the Compensation Committee evaluated the performance of each of Messrs. Thomson and Singh in executing the Separation and preparing the Company to operate as an independent, publicly-traded company. The Compensation Committee noted each officer’s significant and numerous contributions and strong leadership in the development and implementation of a new corporate vision, strategy and organizational structure for the Company’s businesses. In assessing each officer’s performance and determining the appropriate award amounts, the Compensation Committee acknowledged the following specific achievements:

For Mr. Thomson:

•	Successful execution of the Separation, including the timely build out of the Company’s headquarters;

•

Development of the strategic vision and commercial strategy for the Company, with a significant focus on improved profitability through enhanced leverage of talent, assets, content and technology across its businesses;

•	Selection of the new leadership team for the Company and establishment of clear expectations for commercial and operational objectives;

•	Establishment of a corporate Strategy and Creative Group to provide critical innovation acceleration capability;

•	Successful completion of investor roadshow and outreach to investor community; and

•

Early commercial successes, including the acquisition of English Premier League mobile rights, the launch of a new subscriber pricing structure for News UK mobile products and securing a buyer for the Dow Jones Local Media Group.

For Mr. Singh:

•	Successful execution of the Separation, including the timely establishment of Finance, Tax, Internal Audit, Treasury and Procurement functions;

•	Creation and implementation of financial reporting and public disclosure processes and controls and risk mitigation procedures;

•	Integration of global finance organization to facilitate collaboration across the Company, streamline processes and increase efficiency;

•	Successful development of annual budget and identification of areas for cost savings and operational improvements; and

•	Successful completion of investor roadshow and outreach to investor community.

In light of these accomplishments, the Compensation Committee determined to award annual cash incentives to Mr. Thomson and Mr. Singh at 100% and 120% of their target amounts, respectively. The actual amount of annual cash incentive paid for fiscal 2013 for each of Messrs. Thomson and Singh, which was pro-rated to reflect each officer’s employment commencement date, is set forth in the Summary Compensation Table below.

Fiscal 2014 Annual Cash Incentive Compensation

In September 2013, the Compensation Committee approved a framework for the Company’s 2014 annual cash incentive program (the “2014 Annual Cash Incentive”). The Compensation Committee determined that two-thirds of the 2014 Annual Cash Incentive would be based on achievement of target adjusted Total Segment EBITDA of the Company, and one-third would be based on an assessment of qualitative considerations. The Committee believes that this mix of quantitative and qualitative factors focuses management on the achievement of critical operating goals of the business while also rewarding the executive officers for their individual contributions in achieving strategic objectives. The Compensation Committee selected adjusted Total Segment EBITDA as the financial performance metric because the Committee believes that this metric reflects the Company’s key financial objective for the operations for which the executive officers have direct responsibility. The Committee also determined that it would consider, based on a recommendation from the Audit Committee of its assessment of management’s performance on ethics and compliance objectives, whether a reduction to the qualitative portion of the 2014 Annual Cash Incentive payout is appropriate and if so, the amount of such reduction.

For fiscal 2014, the Compensation Committee did not make any changes to the target annual cash incentive opportunities for Messrs. Thomson and Singh. Prior to the Separation, the Fox Compensation Committee approved a fiscal 2014 target annual cash incentive opportunity of $2,000,000 for Mr. K.R. Murdoch for his service as the Company’s Executive Chairman.

Long-Term Equity-Based Incentive Awards

Long-term equity based incentives are designed to align the compensation of the named executive officers with the long-term performance of the Company, link the interests of the named executive officers directly to those of the Company’s stockholders and also function as a strong retention tool. In connection with the Separation and pursuant to the Employee Matters Agreement between the Company and 21st Century Fox, equity awards originally granted to the Company’s named executive officers by 21st Century Fox with respect to shares of pre-Separation 21st Century Fox Class A Common Stock that vest or expire, as applicable, after December 31, 2013 were converted into awards with respect to the Company’s Class A Common Stock based on the ratio (the “Conversion Ratio”) of the closing price on June 28, 2013 of 21st Century Fox’s Class A Common Stock (the “Pre-Separation Fox Price”) and the volume weighted average price of the Company’s Class A Common Stock over the 10 trading day period ending on July 15, 2013.

Fiscal 2013 Long-Term Equity-Based Incentive Awards

For fiscal 2013, Mr. Thomson received an equity grant under the 21st Century Fox long-term incentive plan for service in his previous role as Editor-in-Chief of Dow Jones and Managing Editor of The Wall Street Journal. Mr. Thomson received no additional equity awards from 21st Century Fox or the Company for fiscal 2013 with respect to his role as the Company’s Chief Executive Officer. Pursuant to Mr. Singh’s employment agreement and in order to attract his services, Mr. Singh received a one-time inducement equity grant equivalent in value to $500,000 in time-vesting restricted stock units (“RSUs”), each representing the right to receive one share of pre-Separation 21st Century Fox Class A Common Stock, which award vests in three equal, annual installments beginning on November 26, 2013 (the “Initial Equity Grant”). The portion of the Initial Equity Grant that vests after December 31, 2013 was converted into an award with respect to the Company’s Class A Common Stock as described above, while the portion that vests on or prior to December 31, 2013 continues to entitle Mr. Singh to receive shares of 21st Century Fox Class A Common Stock, as adjusted for the Separation, upon vesting. Mr. Singh did not receive any additional equity awards from 21st Century Fox or the Company with respect to fiscal 2013.

Fiscal 2014 Long-Term Equity-Based Incentive Awards

Pursuant to their employment agreements, beginning with fiscal 2014, Messrs. Thomson and Singh are entitled to receive an annual award under the Company’s long-term equity-based incentive program with a target opportunity of no less than $4,000,000 for Mr. Thomson and no less than $1,000,000 for Mr. Singh. In addition, prior to the Separation, the Fox Compensation Committee approved a fiscal 2014 equity award with a target opportunity of no less than $2,000,000 for Mr. K.R. Murdoch. Under the equity incentive program adopted by the Compensation Committee in September 2013, the Committee approved the grant of annual awards with a target opportunity of $2,000,000 for Mr. K.R. Murdoch, $4,000,000 for Mr. Thomson and $1,200,000 for Mr. Singh. The annual awards will consist of performance-vesting stock units (“PSUs”), each representing the right to receive, for Messrs. K. R. Murdoch and Thomson, the U.S. dollar value of one share of the Company’s Class A Common Stock in cash, and, for Mr. Singh, one share of the Company’s Class A Common Stock.

The PSUs have a three-year performance measurement period and will be paid after the completion of such period based upon the following performance metrics that will be measured against the targets established by the Committee at the beginning of fiscal 2014: (i) cumulative adjusted earnings per share; (ii) average annual adjusted free cash flow growth and (iii) the Company’s three-year total stockholder return (“TSR”) as measured against the three-year TSR of the companies that comprise the Standard & Poor’s 500 Index.

In September 2013, the Compensation Committee also approved a one-time grant of PSUs to Messrs. K.R. Murdoch, Thomson and Singh, as well as certain other executives and key employees of the Company (the “Launch Performance Awards”). The Launch Performance Awards were intended to further align compensation with the Company’s long-tem performance, link the interests of key employees with the interests of the Company’s stockholders and provide an additional retention incentive. The target opportunities for the Launch Performance Awards are $2,000,000 for Mr. K.R. Murdoch, $1,750,000 for Mr. Thomson and $1,000,000 for Mr. Singh. The Launch Performance Awards will have the same performance measurement period, performance metrics and other terms as the applicable officer’s annual PSU award for the 2014-2016 performance period.

Retirement Benefits

Prior to the Separation, Messrs. Thomson and Singh participated in certain U.K. registered (qualified) and U.K. unfunded non-qualified defined benefit plans, and Mr. Thomson also participated in a U.S. unfunded non-qualified defined benefit plan, in each case, in connection with services rendered to 21st Century Fox. The liabilities for these benefits have been assumed by the Company, and as of the Separation, there are no further accruals under these arrangements. For additional information on these arrangements, please see the “Pension Benefits Table,” together with its accompanying footnotes, and “Description of Pension Benefits” below. Mr. K.R. Murdoch and Mr. Zweifach continue to participate in the 21st Century Fox retirement plans following the Separation.

In September 2013, the Compensation Committee adopted the Restoration Plan, a non-qualified unfunded defined contribution retirement plan that provides benefits beyond those afforded by the Company’s traditional qualified retirement plans. Under the Restoration Plan, certain employees who will earn in excess of $255,000 in calendar 2013, including Messrs. Thomson and Singh, are eligible to receive annual retirement contributions in excess of Internal Revenue Code limits. For Messrs. Thomson and Singh, the amount of eligible compensation under the Restoration Plan is capped at $5,000,000.

Perquisites

The named executive officers are provided with limited perquisites and other personal benefits. When approving their employment agreements, the Fox Compensation Committee concluded that the limited perquisites included in the employment agreements were reasonable and constituted a very small percentage of each named executive officer’s total compensation package.

Both Messrs. Thomson and Singh are entitled to participate in benefit plans or arrangements in effect or to be adopted by the Company and to such other perquisites as are applicable to the Company’s other senior executives of equal rank. In addition, Mr. Singh also receives a car allowance in the amount of $1,200 per month, and Mr. Singh was entitled to reimbursement of up to $20,000 for reasonable legal expenses incurred by him in connection with the negotiation and preparation of his employment agreement.

Severance Arrangements

The employment agreements of each of Messrs. Thomson and Singh provide for certain payments and benefits upon a separation from the Company. The Fox Compensation Committee determined that these benefits promote the Company’s objective of providing a market competitive compensation program. The relevant provisions in the employment agreements of Messrs. Thomson and Singh are more fully described in the section entitled “Potential Payments Upon Termination” below. None of the named executive officers’ employment agreements contain provisions that provide benefits that are triggered in whole or in part solely by a change in control of the Company.

Stock Ownership Guidelines for Executive Officers

The Compensation Committee has adopted stock ownership guidelines for the Company’s Chief Executive Officer and Chief Financial Officer, which require each officer to maintain a substantial stake in the Company. Under these guidelines, the Chief Executive Officer is required to hold a number of shares equal to two times his base salary, and the Chief Financial Officer is required to hold a number of shares equal to one-and-a-half times his base salary, which amount includes, in each case, unvested shares. Each officer will have five years from the later of July 1, 2013 or the officer’s employment commencement date in which to comply with the ownership requirement.

Recoupment of Previously Paid Named Executive Officer Performance-Based Compensation

The Board of Directors has policies requiring the recoupment of performance-based compensation paid to the named executive officers in the event of certain financial restatements or of other bonus compensation in certain other instances. The policies require reimbursement, to the extent permitted by governing law and any employment arrangements entered into prior to the adoption of the policies.

Prohibition on Hedging of News Corporation Stock

The Company prohibits all Directors and employees, including the named executive officers, from engaging in short sales of the Company’s securities and investing in derivative securities, including options, warrants, stock appreciation rights or similar rights, whose value is derived from the value of the Company’s common stock. This prohibition includes, but is not limited to, trading in Company-based put or call option contracts, trading in straddles and similar instruments designed to offset the risks of ownership of the Company’s common stock. However, holding and exercising employee stock options, restricted stock units or other equity-based awards granted under the Company’s equity compensation plans are not prohibited.

Compensation Deductibility Policy

In approving compensation, the Compensation Committee takes into account Section 162(m) of the Internal Revenue Code, which generally limits to $1 million the U.S. federal tax deductibility of compensation paid in one year to the named executive officers (other than, pursuant to Internal Revenue pronouncements, the Company’s Chief Financial Officer). However, the Compensation Committee reserves the flexibility to take actions that may be based on considerations in addition to tax deductibility pursuant to Internal Revenue Code Section 162(m) for performance-based compensation. The Compensation Committee believes that stockholder interests are best served by not restricting the Committee’s discretion and flexibility in crafting compensation programs, even if such programs may result in certain non-deductible compensation expenses. Accordingly, the Compensation Committee may from time to time approve components of compensation for certain officers that are not deductible.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with the Company’s management. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

THE COMPENSATION COMMITTEE:

Masroor Siddiqui (Chair) Peter L. Barnes John Elkann

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of the following non-executive Directors: Masroor Siddiqui, Peter L. Barnes and John Elkann, all of whom the Board of Directors has determined are independent in accordance with the NASDAQ Listing Rules. There are no interlocking relationships as defined in the applicable SEC rules.

RISKS RELATED TO COMPENSATION POLICIES AND PRACTICES

The Compensation Committee has been delegated the authority to oversee the risk assessment of the Company’s compensation policies and practices. Management conducted the risk assessment in which information regarding pay practices and risk-mitigation factors within the Company’s principal business units and its corporate division was gathered and reviewed. Following an analysis of the data with the Compensation Committee, the Compensation Committee does not believe there are any risks from the Company’s compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on the Company. In addition, the Company’s compensation programs include sufficient risk mitigation features, such as significant management discretion and oversight, a balance of annual and long-term incentives for executives, the use of multiple performance metrics which are generally set at the beginning of the performance period and award opportunities that are fixed or capped.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table for the Fiscal Year Ended June 30, 2013

The following table sets forth information with respect to total compensation for the fiscal year ended June 30, 2013 for the Company’s Chief Executive Officer and Chief Financial Officer who served in such capacity on June 30, 2013. As disclosed above in “Compensation Discussion and Analysis,” two additional executive officers, Mr. K. Rupert Murdoch, the Company’s Executive Chairman, and Mr. Gerson Zweifach, the Company’s General Counsel, were executive officers of 21st Century Fox prior to the Separation and continue to serve as executive officers of 21st Century Fox following the Separation. During fiscal 2013, neither Mr. K.R. Murdoch nor Mr. Zweifach received compensation in their capacities as executive officers of the Company and therefore, in accordance with SEC rules, no compensation is reflected in the following compensation tables for those executive officers.

Name and Principal Position	Fiscal Year	Salary (a)	Bonus (b)		Stock Awards (d)		Option Awards	Non- Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation		Total
Robert J. Thomson Chief Executive Officer	2013	$992,308	$1,000,000	(c)	$—		$—	$—	$616,476	$52,679	(g)	$2,661,463
Bedi Ajay Singh Chief Financial Officer	2013	$655,769	$713,425		$496,499	(e)	$—	$—	$58,282	$42,610	(h)	$1,966,585

(a)

The amounts reflected in the “Salary” column for Messrs. Thomson and Singh represent their fiscal 2013 annual base salaries of $2,000,000 and $1,100,000, respectively, pro-rated to reflect their employment commencement dates of January 1, 2013 and November 26, 2012, respectively.

(b)

The amounts reflected in the “Bonus” column for Messrs. Thomson and Singh represent the amount of annual cash incentives awarded for fiscal 2013 of $2,000,000 and $1,200,000, respectively, pro-rated to reflect their employment commencement dates of January 1, 2013 and November 26, 2012, respectively.

(c)

In August 2013, Mr. Thomson also received a pro-rated bonus of $500,000 for services provided by Mr. Thomson to 21st Century Fox in his previous role as Editor-in-Chief of Dow Jones and Managing Editor of The Wall Street Journal. This amount is not reflected in this Summary Compensation Table because it was compensation paid to Mr. Thomson with respect to his employment with 21st Century Fox.

(d)

The amount set forth in the “Stock Awards” column represents the aggregate grant date fair value of stock-based awards granted during the applicable fiscal year, calculated in accordance with ASC 718. For additional information regarding the assumptions used in calculating this amount, refer to Note 10 to the Consolidated and Combined Financial Statements included in this Annual Report.

(e)

In connection with the execution of his employment agreement, Mr. Singh received the Initial Equity Grant, a one-time grant of a number of RSUs equivalent in value to $500,000. The number of shares granted was determined based on the closing price of pre-Separation 21st Century Fox Class A Common Stock on the date immediately prior to the grant date, rounded down to the nearest whole share. The Initial Equity Grant vests in three equal, annual installments beginning on November 26, 2013, and each RSU initially entitled Mr. Singh to receive one share of pre-Separation 21st Century Fox Class A Common Stock. Pursuant to the Employee Matters Agreement between the Company and 21st Century Fox, the portion of the Initial Equity Grant that vests after December 31, 2013 was converted into an award with respect to the Company’s Class A Common Stock, while the portion that vests on or prior to December 31, 2013 will continue to vest with respect to 21st Century Fox Class A Common Stock, as adjusted to reflect the Separation.

(f)

The values reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column are theoretical as these amounts are calculated pursuant to SEC requirements and are based on a retirement assumption of age 60 for Mr. Thomson and age 65 for Mr. Singh, and other assumptions used in preparing the Company’s Consolidated and Combined Financial Statements for the fiscal year ended June 30, 2013. The change in actuarial present value for each named executive officer’s accumulated pension benefits under the applicable Company pension plan(s) from year to year as reported in the Summary Compensation Table is subject to market volatility and may not represent, nor does it affect, the value that a named executive officer will actually accrue under the Company’s pension plans during any given fiscal year. Mr. Thomson and Mr. Singh’s changes in pension value are denominated in British pounds sterling. Amounts reflected in this table have been converted into U.S. dollars using the average exchange rate for the year ended June 30, 2013, which was US $1 = GBP 0.6379, as reported on Bloomberg. The Company did not maintain any nonqualified deferred compensation plans for fiscal 2013 in which Mr. Thomson or Mr. Singh participated, and therefore, there are no above-market earnings or preferential earnings reported in the Summary Compensation Table on any compensation that was deferred pursuant to a nonqualified deferred compensation plan or on any other basis that is not tax-qualified.

(g)

For Mr. Thomson, “All Other Compensation” consists of (i) contributions of $8,925 made by the Company to a 401(k) savings plan for the benefit of Mr. Thomson and (ii) $43,754 of insurance premiums paid by the Company with respect to life insurance for the benefit of Mr. Thomson.

(h)

For Mr. Singh, “All Other Compensation” consists of (i) contributions of $14,025 made by the Company to a 401(k) savings plan for the benefit of Mr. Singh, (ii) a car allowance of $8,585 and (iii) reimbursement of $20,000 in legal expenses incurred by Mr. Singh in connection with the negotiation and preparation of his employment agreement.

Grants of Plan-Based Awards during the Fiscal Year Ended June 30, 2013

The following table sets forth information with respect to grants of plan-based awards to the named executive officers during the fiscal year ended June 30, 2013.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (#)			All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum
Robert J. Thomson	—	$—	$—	$—	—		$—
Bedi Ajay Singh	11/26/2012	$—	$—	$—	20,576	(a)	$496,499	(b)

(a)

Reflects Mr. Singh’s Initial Equity Grant of RSUs representing the right to receive the number of shares of pre-Separation 21st Century Fox Class A Common Stock set forth in the table above. The Initial Equity Grant vests in three equal, annual installments beginning on November 26, 2013. As disclosed above, pursuant to the Employee Matters Agreement, the portion of the Initial Equity Grant that vests after December 31, 2013 was converted into an award with respect to the Company’s Class A Common Stock. The portion of the Initial Equity Grant that vests on or prior to December 31, 2013 continues to entitle Mr. Singh to receive shares of 21st Century Fox Class A Common Stock, as adjusted for the Separation, upon vesting. Please see “Outstanding Equity Awards at June 30, 2013” for more information regarding the conversion of a portion of the Initial Equity Grant into shares of the Company’s Class A Common Stock.

(b)	Represents the grant date fair value of the Initial Equity Grant, calculated in accordance with ASC 718.

Employment Agreements

Robert J. Thomson

Mr. Thomson is party to an employment agreement with a subsidiary of the Company, dated as of April 25, 2013 and effective as of January 1, 2013 (the “Thomson Agreement”). The term of the Thomson Agreement extends through June 30, 2016. Pursuant to the Thomson Agreement, Mr. Thomson receives a base salary at an annual rate of not less than $2,000,000, and he is also entitled to receive a performance-based annual bonus with a target of $2,000,000.

Beginning in fiscal 2014, Mr. Thomson is also entitled to receive annual grants of equity awards with a target of not less than $4,000,000. If after the expiration date of the Thomson Agreement Mr. Thomson is not offered an extension or renewal of the agreement on similar or better terms, he will continue to be eligible to earn the full value of any equity award granted during the term of his employment.

Mr. Thomson is entitled to participate in incentive or benefit plans or arrangements in effect or to be adopted by the Company or its affiliates and to such other perquisites as are applicable to the Company’s other senior executives of similar rank. Additionally, the Thomson Agreement provides for certain payments and benefits to Mr. Thomson upon his separation from the Company as described below in “Potential Payments Upon Termination.”

Bedi Ajay Singh

Mr. Singh is party to an employment agreement with a subsidiary of the Company, dated as of November 26, 2012 (the “Singh Agreement”). The term of the Singh Agreement extends through June 30, 2016. Pursuant to the Singh Agreement, Mr. Singh receives a base salary at an annual rate of not less than $1,100,000, and he is also entitled to receive a performance-based annual bonus with a target of not less than $1,000,000.

Beginning in fiscal 2014, Mr. Singh is also entitled to receive annual grants of equity awards with a target of not less than $1,000,000. If after the expiration date of the Singh Agreement, Mr. Singh is not offered an extension or renewal of the agreement on similar or better terms, he will continue to be eligible to earn the full value of any equity award granted during the term of his employment. In addition, Mr. Singh received the Initial Equity Grant, a one-time grant equivalent in value to $500,000 in RSUs representing the right to receive pre-

Separation 21st Century Fox Class A Common Stock. Pursuant to the Employee Matters Agreement, the portion of the Initial Equity Grant that vests after December 31, 2013 was converted into an award with respect to the Company’s Class A Common Stock, while the portion that vests on or prior to December 31, 2013 will continue to vest with respect to 21st Century Fox Class A Common Stock, as adjusted to reflect the Separation.

Mr. Singh is entitled to participate in incentive or benefit plans or arrangements in effect or to be adopted by the Company or its affiliates and to such other perquisites as are applicable to the Company’s other senior executives of equal rank. Mr. Singh also receives a car allowance in the amount of $1,200 per month and was entitled to reimbursement of up to $20,000 for reasonable legal expenses incurred by him in connection with the negotiation and preparation of the Singh Agreement. Additionally, the Singh Agreement provides for certain payments and benefits to Mr. Singh upon his separation from the Company as described below in “Potential Payments Upon Termination.”

Outstanding Equity Awards at June 30, 2013

The following table sets forth information with respect to each of the named executive officer’s outstanding equity awards at June 30, 2013.

Name	Option Awards						Stock Awards
	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Robert J. Thomson	—	—	—	—	—	—	52,276	(a)	$797,209	(d)	287,075	(f)	$4,377,894	(d)
Bedi Ajay Singh	—	—	—	—	—	—	29,479	(b)	$449,555	(d)	—		$—
	—	—	—	—	—	—	7,621	(c)	$219,256	(e)	—		$—

(a)

Represents a portion of the RSU award previously granted by 21st Century Fox to Mr. Thomson on August 10, 2011 for services provided by Mr. Thomson to 21st Century Fox in his prior role as Editor-in-Chief of Dow Jones and Managing Editor of The Wall Street Journal (the “Thomson Fox RSU Grant”). Each RSU initially entitled Mr. Thomson to receive one share of pre-Separation 21st Century Fox Class A Common Stock, and the award vests in four equal, annual installments beginning on August 15, 2011. As disclosed above, pursuant to the Employee Matters Agreement, the portion of the Thomson Fox RSU Grant that vests after December 31, 2013 was converted into the number of RSUs with respect to the Company’s Class A Common Stock set forth above by multiplying the applicable number of RSUs by the Conversion Ratio.

(b)

Reflects the portion of Mr. Singh’s Initial Equity Grant that vests after December 31, 2013, which was converted into an award with respect to the Company’s Class A Common Stock by multiplying the applicable number of RSUs by the Conversion Ratio.

(c)

Reflects the portion of Mr. Singh’s Initial Equity Grant that vests on or prior to December 31, 2013, which continues to entitle Mr. Singh to receive shares of 21st Century Fox Class A Common Stock upon vesting. In order to maintain the value of the portion of the Initial Equity Grant that vests in shares of 21st Century Fox Class A Common Stock following the Separation, the number of RSUs was adjusted by multiplying the original number of RSUs by the ratio of the Pre-Separation Fox Price over the volume-weighted average price of 21st Century Fox Class A Common Stock on July 1, 2013, the first day of trading as 21st Century Fox following the effective date of the Separation.

(d)	Calculated using the closing price of the Company’s Class A Common Stock on the “when issued” market, as reported on NASDAQ on June 28, 2013, of $15.25.
(e)

Calculated using the closing price of 21st Century Fox’s Class A Common Stock, as reported on NASDAQ on June 28, 2013, of $28.77, which is adjusted to reflect the share price value of 21st Century Fox following the Separation.

(f)

Represents unvested, stock-settled PSUs previously granted by 21st Century Fox to Mr. Thomson for the fiscal 2012-2014 and fiscal 2013-2015 performance periods for services provided by Mr. Thomson to 21st Century Fox in his prior role as Editor-in-Chief of Dow Jones and Managing Editor of The Wall Street Journal (the “Thomson Fox PSU Grant”). Each PSU initially entitled Mr. Thomson to receive one share of pre-Separation 21st Century Fox Class A Common Stock and vests following the end of the applicable performance period based on the achievement of specified performance levels. As disclosed above, pursuant to the Employee Matters Agreement, the portion of the Thomson Fox PSU Grant that vests after December 31, 2013 was converted into the number of PSUs with respect to the Company’s Class A Common Stock set forth above by multiplying the applicable number of PSUs by the Conversion Ratio. The PSUs remain subject to performance criteria, and in accordance with SEC guidance, the number of shares presented is based on the assumption that the PSUs will vest based on the achievement of the target performance level. The number of shares actually earned, if any, by Mr. Thomson will depend on the actual performance level achieved by the Company for the applicable performance period. The number of target PSUs granted to Mr. Thomson that remain subject to performance criteria as of June 30, 2013 and their respective vesting dates are as follows:

Number of PSUs That Have Not Vested	Date of Grant	Performance Period	Vesting Dates
157,089	9/30/2011	7/1/2011 to 6/30/2014	8/15/2014
129,986	11/12/2012	7/1/2012 to 6/30/2015	8/15/2015

Options Exercised and Stock Vested during the Fiscal Year Ended June 30, 2013

Neither Mr. Thomson nor Mr. Singh has been awarded any options with respect to their employment with the Company. In addition, neither Mr. Thomson nor Mr. Singh had any equity awards that vested during the fiscal year ended June 30, 2013 that were granted as compensation with respect to their employment with the Company.

Pension Benefits at June 30, 2013

The following table sets forth information with respect to each Company plan that provides payments in connection with retirement with respect to each of the named executive officers.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit (a)	Payments During Last Fiscal Year
Robert J. Thomson	News International Registered Plan	6	$875,187	—

	News International Supplementary Plan	6	$609,936	—

	EFRBS	5	$1,273,485	—

Bedi Ajay Singh	News International Registered Plan	3	$282,244	—

	News International Registered Plan (Transferred Benefit)	N/A	$350,469	—

(a)

The present value of each named executive officer’s accumulated benefit at June 30, 2013 in each plan was calculated assuming commencement of benefits at age 60 for Mr. Thomson and 65 for Mr. Singh using a discount rate of 4.50%, a retail price index inflation assumption of 3.25% and a mortality assumption of SAPS with 1.25% underpin for future improvements. Messrs. Thomson and Singh’s pension and retirement benefits are denominated in British pounds sterling. Amounts reflected in this table have been converted into U.S. dollars using the spot exchange rate as of June 28, 2013, the last business day of the fiscal year ended June 30, 2013, which was US $1 = GBP 0.6574, as reported on Bloomberg.

Description of Pension Benefits

Each of Mr. Thomson and Mr. Singh has pension benefits from Company-sponsored plans that were earned in connection with their employment by 21st Century Fox in periods prior to the Separation. Both named executive officers earned pension benefits as described below during their employment with 21st Century Fox in the U.K. prior to the Separation. In addition, following his transfer to the U.S., Mr. Thomson also earned pension benefits under the Employer-Financed Retirement Benefits Scheme (the “EFRBS”), which was frozen as of June 30, 2013 for future service.

The News International Pension and Life Assurance Plan for Senior Executives (the “Registered Plan”) provided select U.K. executives with pension benefits for services rendered. The Registered Plan was frozen to additional future benefits effective March 31, 2011 and benefits were determined based on two formulas that were based on the period of employment. The applicable formula for Mr. Thomson was an annual benefit accrual of 1/45th of pensionable salary (limited to the pension salary cap) and is payable at age 60 in the form of a member annuity plus a 50% survivor annuity. The benefit at retirement is adjusted annually in payment for inflation as measured by the change in retail price index capped at 5%. The applicable formula for Mr. Singh was an annual benefit accrual of 1/60th of pensionable salary (limited to the pension salary cap) and is payable at age 65 in the form of member annuity plus a 50% survivor annuity. The benefit at retirement is adjusted annually at a fixed rate of 5%. The Registered Plan will also provide to Mr. Singh upon retirement an additional pension benefit granted based on a transfer into the Registered Plan of pension rights he had accrued with a prior employer.

Mr. Thomson also participated in the News International Group Limited Unapproved Pension and Life Assurance Plan (the “Supplementary Plan”). The Supplementary Plan is a non-registered plan that provided benefits that were not available in the Registered Plan as a result of the application of the U.K. statutory earnings cap and was also frozen to additional future benefits effective March 31, 2011. Upon Mr. Thomson’s transfer to the U.S., the Company extended to Mr. Thomson benefits equivalent to the Registered Plan benefits through the EFRBS. The EFRBS is subject to Section 409A of the Code, and the full commuted value of the EFRBS benefit is payable as a single lump sum upon separation of employment.

Potential Payments Upon Termination

The employment agreements of each of Messrs. Thomson and Singh provide for certain payments and benefits upon a separation from the Company. There are no similar arrangements currently in place with respect to Mr. Murdoch or for Mr. Zweifach, who receives no compensation directly from the Company for his services. The separation provisions in the employment agreements of Messrs. Thomson and Singh are summarized below. In addition, the equity award agreements for Messrs. Thomson and Singh’s outstanding equity awards contain additional terms regarding vesting upon a separation from the Company, which are also described below.

Robert J. Thomson

Pursuant to the Thomson Agreement, during any period that Mr. Thomson fails to perform his duties as a result of incapacity and disability due to physical or mental illness, or by reason of his death, Mr. Thomson is entitled to (or the Company will pay directly to his surviving spouse or legal representative of his estate):

•	continue to receive his full base salary until Mr. Thomson returns to his duties or until one year following his termination;

•	any annual bonus payable but not yet paid with respect to any fiscal year ended prior to the date of termination;

•

a pro-rata portion of the annual bonus he would have earned for the fiscal year of termination had no termination occurred, calculated based on the pre-determined target annual bonus amount and based on the number of days he was employed by the Company in the fiscal year during which his employment terminated compared to the total number of days in such fiscal year; and

•

vesting and payment of his outstanding PSUs as set forth in the applicable equity award agreements, which provide that if Mr. Thomson’s employment is terminated in the event of death or in connection with a qualifying disability and such termination occurs beyond the last day of the first fiscal year of the applicable performance period (i) he will receive, in the event of a qualifying disability, the Company’s Class A Common Stock on the applicable vesting date after the end of the relevant performance period based on actual performance, and (ii) his estate will receive, in the event of death, the Company’s Class A Common Stock as soon as practicable, based on the projected performance of the Company, as determined by the Company for all awards with less than one year remaining in the performance period, and based on target level performance otherwise.

If Mr. Thomson’s employment is terminated by the Company for cause, Mr. Thomson will be entitled to receive:

•	his full base salary through the date of termination; and

•	any annual bonus payable but not yet paid with respect to any fiscal year ended prior to the date of termination.

For purposes of the Thomson Agreement, the term “cause” means a material breach of the agreement by Mr. Thomson, which breach is not cured within 30 days after written notice to Mr. Thomson specifying such breach, or in the event of Mr. Thomson’s excessive unauthorized absenteeism, chronic substance abuse, fraud, embezzlement, or conviction of a felony (other than a vehicular felony).

If Mr. Thomson’s employment is terminated by the Company other than for cause, death or disability or by Mr. Thomson for good reason, Mr. Thomson will be entitled to receive, subject to his execution of a general release and waiver:

•	his full base salary and annual bonus for two years after the date of termination, with the annual bonus determined in accordance with his agreement;

•	any annual bonus payable but not yet paid with respect to any fiscal year ended prior to the date of termination; and

•	continued vesting of equity awards granted prior to the date of termination in the same manner as though he continued to be employed for the remaining term of his employment.

For purposes of the Thomson Agreement, the term “good reason” means (i) a material breach of the agreement by the Company, which breach if curable, is not cured within 30 days after written notice specifying such breach, (ii) if Mr. Thomson is required to be based and essentially render services in other than the New York City metropolitan area at the Company’s principal offices in such area or (iii) a material diminution in Mr. Thomson’s job description, title, authority, duties or responsibility.

Bedi Ajay Singh

Pursuant to the Singh Agreement, during any period that Mr. Singh fails to perform his duties as a result of incapacity and disability due to physical or mental illness, or by reason of his death, Mr. Singh is entitled to (or the Company will pay directly to his surviving spouse or legal representative of his estate):

•	continue to receive his full base salary until Mr. Singh returns to his duties or until one year following his termination;

•	any annual bonus payable but not yet paid with respect to any fiscal year ended prior to the date of termination;

•

a pro-rata portion of the annual bonus he would have earned for the fiscal year of termination had no termination occurred, calculated based on the pre-determined target annual bonus amount and based on the number of days he was employed by the Company and 21st Century Fox in the fiscal year during which his employment terminated compared to the total number of days in such fiscal year; and

•	the Initial Equity Grant, which shall be deemed fully vested.

If Mr. Singh’s employment is terminated by the Company for cause, Mr. Singh will be entitled to receive:

•	his full base salary through the date of termination; and

•	any annual bonus payable but not yet paid with respect to any fiscal year ended prior to the date of termination.

For the purpose of the Singh Agreement, the term “cause” means a material breach of the agreement by Mr. Singh, which breach is not cured within 30 days after written notice to Mr. Singh specifying such breach, or in the event of Mr. Singh’s excessive unauthorized absenteeism, chronic substance abuse, fraud, embezzlement, or conviction of a felony (other than a vehicular felony).

If Mr. Singh’s employment is terminated by the Company other than for cause, death or disability or by Mr. Singh for good reason, Mr. Singh will be entitled to continue to receive:

•	his base salary, annual bonus at the pre-determined target amount and benefits for the remainder of the term of his employment agreement;

•	any annual bonus payable but not yet paid with respect to any fiscal year ended prior to the date of termination; and

•	the Initial Equity Grant, which shall be deemed fully vested.

For purposes of the Singh Agreement, the term “good reason” means, provided the following instances satisfy the term “Good Cause” within the meaning of Section 409A of the Internal Revenue Code, (i) a material breach of the agreement by the Company, which breach if curable, is not cured within 30 days after written notice specifying such breach, (ii) if Mr. Singh is required to be based and essentially render services in other than the New York City metropolitan area at the Company’s principal offices in such area or (iii) a material diminution in Mr. Singh’s job description, title, authority, duties or responsibility.

Termination Payments

The following table sets forth quantitative information with respect to potential payments to each named executive officer or his beneficiaries upon termination in various circumstances as described above, assuming termination on June 30, 2013. The amounts included in the table below do not include amounts otherwise due and owing to each applicable named executive officer, such as salary or annual bonus earned through the date of termination, as those amounts are reflected in the preceding tables, or payments or benefits generally available to all salaried employees of the Company.

	Type of Termination
Name	Death	Disability	Retirement		By Company for Cause	By Company without Cause	By Executive with Good Reason	By Executive without Good Reason
Robert J. Thomson
Salary	$2,000,000	$2,000,000	$—		$—	$4,000,000	$4,000,000	$—
Bonus	$—	$—	$—		$—	$4,000,000	$4,000,000	$—
Equity Awards (a)	$2,395,607	$2,395,607	$—	(d)	$—	$5,175,103	$5,175,103	$—
Continued Benefits	$—	$—	$—		$—	$—	$—	$—

Total	$4,395,607	$4,395,607	$—		$—	$13,175,103	$13,175,103	$—
Bedi Ajay Singh
Salary	$1,100,000	$1,100,000	$—		$—	$3,300,000	$3,300,000	$—
Bonus	$—	$—	$—		$—	$3,000,000	$3,000,000	$—
Equity Awards (b)	$668,811	$668,811	$—	(d)	$—	$668,811	$668,811	$—
Continued Benefits (c)	$—	$—	$—		$—	$117,136	$117,136	$—

Total	$1,768,811	$1,768,811	$—		$—	$7,085,947	$7,085,947	$—

(a)

For termination upon “Death” or in the event of “Disability,” reflects the value of the number of shares of Company Class A Common Stock represented by the target PSUs granted with respect to the fiscal 2012-2014 performance period. For termination “By Company without Cause” or “By Executive with Good Reason,” reflects the value of the number of shares of Company Class A Common Stock represented by all of Mr. Thomson’s outstanding RSUs and PSUs with respect to such stock. Amounts shown are calculated using the closing price of the Company’s Class A Common Stock on the “when issued” market, as reported on NASDAQ on June 28, 2013, of $15.25.

(b)

For termination upon “Death,” in the event of “Disability,” “By Company without Cause” or “By Executive with Good Reason” reflects the sum of (i) the value of the number of shares of Company Class A Common Stock represented by the portion of the Initial Equity Grant that was converted into the right to receive the Company’s Class A Common Stock and (ii) the value of the portion of the Initial Equity Grant that continues to entitle Mr. Singh to receive shares of 21st Century Fox Class A Common Stock upon vesting, as adjusted for the Separation. Amounts shown are calculated using the closing price of the Company’s Class A Common Stock on the “when issued” market, as reported on NASDAQ on June 28, 2013, of $15.25 and the closing price of 21st Century Fox’s Class A Common Stock, as reported on NASDAQ on June 28, 2013, of $28.77, which is adjusted to reflect the share price value of 21st Century Fox following the Separation.

(c)

Amounts shown reflect the Company’s cost of providing continued health and dental insurance, short-term disability benefits, life insurance coverage and 401(k) contributions for the remainder of the term of Mr. Singh’s employment agreement.

(d)	As of June 30, 2013, neither of the named executive officers satisfied the requirements for a qualifying retirement, as defined in the applicable equity incentive plan.

DIRECTOR COMPENSATION

Directors’ fees are not paid to Directors who are executives or employees of the Company (the “Executive Directors”) because the responsibilities of Board membership are considered in determining compensation paid as part of the executives’ normal employment conditions.

The basic fees payable to the Directors who are not executives of the Company (collectively, the “Non-Executive Directors”) are reviewed and recommended by the Compensation Committee and set by the Board of Directors. The Compensation Committee periodically reviews director compensation against the Company’s peers and other comparably sized Standard & Poor’s 500 companies and considers the appropriateness of the form and amount of Director compensation and makes recommendations to the Board concerning Director compensation with a view toward attracting and retaining qualified Directors. The Company believes that compensation for Non-Executive Directors should be competitive and fairly reflect the work and skills required for a company of News Corporation’s size and complexity. The Company also believes that Non-Executive Director compensation should include equity-based compensation in order to align Directors’ interests with the long-term interests of stockholders.

Following the Separation, the Non-Executive Directors were Messrs. Aznar, Barnes, Elkann, J.R. Murdoch, L.K. Murdoch, Siddiqui and Mmes. Bancroft, Chao and Pessoa. No Non-Executive Directors received any compensation for service during the fiscal year ended June 30, 2013. For the upcoming fiscal year, the Non-Executive Director compensation package is set forth in the table below.

Board and Committee Retainers for the Fiscal Year Ending June 30, 2014

Annual Cash Retainer	$100,000
Annual Deferred Stock Unit (“DSU”) Retainer	$125,000
Audit Committee Chair Annual Retainer	$20,000
Compensation Committee Chair Annual Retainer	$12,000
Nominating and Corporate Governance Committee Chair Annual Retainer	$10,000
Audit Committee Member Annual Retainer	$8,000
Compensation Committee Member Annual Retainer	$6,000
Nominating and Corporate Governance Committee Member Annual Retainer	$6,000

The value of the Class A Common Stock underlying each DSU will be paid to the respective Non-Executive Director in cash at the market value of the Class A Common Stock on the fifth anniversary date of when it was credited to that Director’s account, unless that Director leaves the Board before that date. Upon a Non-Executive Director’s end of service on the Board, such Director will be paid in cash the value of the shares of Class A Common Stock credited to his or her account at the market value of those shares of Class A Common Stock as of the date of the Director’s end of service. In addition, all Non-Executive Directors are reimbursed for reasonable travel and other out-of-pocket business expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

Each Non-Executive Director shall be required to own equity securities of the Company (including deferred stock units, stock appreciation rights and restricted share units) equal in value to at least three times the amount of the Non-Executive Director’s annual cash retainer for service on the Board within three years of his or her first election to the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of June 30, 2013 with respect to the Company’s outstanding stock options and shares of Common Stock reserved for future issuance under the News Corporation 2013 Long-Term Incentive Plan, as amended (the “2013 LTIP”). The 2013 LTIP covers awards of RSUs, PSUs and employee stock options which were originally issued under the Dow Jones 2001 Long-Term Incentive Plan, the 2004 MarketWatch Stock Incentive Plan and the 21st Century Fox 2005 Long Term Incentive Plan and which were assumed by the Company in connection with the Separation pursuant to the Employee Matters Agreement, dated as of June 28, 2013, between the Company and 21st Century Fox. All shares reflected in the table are shares of the Company’s Class A Common Stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, rights, RSUs and PSUs (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders 2013 LTIP(2)	6,021,192	(3)	$5.88	(4)	30,000,000
Equity compensation plans not approved by security holders	—		$—		—
Total	6,021,192		$5.88		30,000,000

(1)	Of the shares available for future issuance under the 2013 LTIP, a maximum of 27,000,000 shares may be issued with respect to awards of restricted stock, RSUs or PSUs as of June 30, 2013.
(2)	Approved by the Company’s former parent and sole stockholder, 21st Century Fox, prior to the Separation.
(3)

Consists of shares of Class A Common Stock issuable upon the vesting of RSUs or PSUs or the exercise of employee stock options which were originally issued under the Dow Jones 2001 Long-Term Incentive Plan, the 2004 MarketWatch Stock Incentive Plan and the 21st Century Fox 2005 Long-Term Incentive Plan and which were assumed by the Company in connection with the Separation pursuant to the Employee Matters Agreement. The total number of shares of Class A Common Stock reserved and available for issuance upon the vesting of such awards is 12,000,000.

(4)

Does not reflect outstanding RSUs and PSUs, each of which entitles the holder to receive one share of Class A Common Stock upon vesting without the payment of any exercise price. The outstanding stock options have a weighted-average remaining term of approximately two years.

SECURITY OWNERSHIP OF NEWS CORPORATION

The following table sets forth the beneficial ownership of both Class A Common Stock and Class B Common Stock as of September 10, 2013 (unless otherwise noted) for the following: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Class B Common Stock; (ii) each member of the Board of Directors; (iii) each named executive officer (as identified under “Executive Compensation”) of the Company; and (iv) all Directors and executive officers of the Company as a group.

Name (2)	Common Stock Beneficially Owned (1)
	Number of Shares Beneficially Owned		Option Shares (3)	Percent of Class
	Non-Voting Class A Common Stock	Voting Class B Common Stock	Non-Voting Class A Common Stock	Non-Voting Class A Common Stock	Voting Class B Common Stock (4)
Murdoch Family Trust (5) c/o McDonald Carano Wilson LLP 100 W. Liberty Street 10th Floor Reno, NV 89501	14,250	76,655,870	0	*	38.4%
Southeastern Asset Management, Inc. (6) 6410 Poplar Ave., Suite 900 Memphis, TN 38119	0	23,767,700	0	0	11.9%
HRH Prince Alwaleed Bin Talal Bin Abdulaziz Alsaud (7) c/o Kingdom Holding Company Kingdom Centre – Floor 66 P.O. Box 2 Riyadh, 11321	0	13,184,477	0	0	6.6%
Kingdom of Saudi Arabia
K. Rupert Murdoch (8)	2,197,808	78,723,533	0	*	39.4%
José Maria Aznar	1,087	0	0	*	0
Natalie Bancroft	0	625	0	0	*
Peter L. Barnes	1,989	0	0	*	0
Elaine Chao	0	0	0	0	0
John Elkann	0	0	0	0	0
Joel Klein	0	0	0	0	0
James R. Murdoch (9)	711,079	411	0	*	*
Lachlan K. Murdoch	114	1,464	0	*	*
Ana Paula Pessoa	0	0	0	0	0
Masroor Siddiqui	0	0	0	0	0
Robert Thomson	0	0	0	0	0
Bedi Ajay Singh	0	0	0	0	0
All current Directors and executive officers as a group (14 members)	2,912,077	78,726,033	0	*	39.4%

*	Represents beneficial ownership of less than one percent of the issued and outstanding Class A Common Stock or Class B Common Stock, as applicable, on September 10, 2013.
(1)

This table does not include, unless otherwise indicated, any shares of Class A Common Stock or any shares of Class B Common Stock or other equity securities of the Company that may be held by pension and profit-sharing plans of other corporations or endowment funds of educational and charitable institutions for which various Directors and officers serve as directors or trustees. Beneficial ownership of Class A Common Stock and Class B Common Stock as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act. Unless otherwise indicated, beneficial ownership of the Class A Common Stock represents sole investment power and ownership of the Class B Common Stock represents both sole voting and sole investment power.
(2)	The address for all Directors and executive officers is c/o News Corporation, 1211 Avenue of the Americas, New York, New York 10036.
(3)	The number of option shares reported reflects the number of option shares currently exercisable or that become exercisable within 60 days following September 10, 2013.
(4)

Applicable percentage of ownership is based on 379,191,559 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock outstanding as of September 10, 2013 together with the exercisable stock options, for such stockholder or group of stockholders, as applicable. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares issuable upon the exercise of options that are exercisable within 60 days of September 10, 2013 are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(5)

Beneficial ownership of 14,250 shares of Class A Common Stock is as of July 2, 2013 as reported on Form 3 filed with the SEC on July 2, 2013. Beneficial Ownership of 76,655,870 shares of Class B Common Stock is as of June 28, 2013, as reported on Schedule 13G filed with the SEC on July 8, 2013. Cruden Financial Services LLC, a Delaware limited liability company (“Cruden Financial Services”), the corporate trustee of the Murdoch Family Trust, has the power to vote and to dispose or direct the vote and disposition of all of the reported Class B Common Stock. In addition, Cruden Financial Services has the power to exercise the limited vote and to dispose or direct the limited vote and disposition of all of the reported Class A Common Stock. As a result of Mr. K.R. Murdoch’s ability to appoint certain members of the board of directors of Cruden Financial Services, Mr. K.R. Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. Mr. K.R. Murdoch, however, disclaims any beneficial ownership of such shares.

(6)

Beneficial ownership of 23,767,700 shares of the Company’s Class B Common Stock is as of August 31, 2013 as reported on Schedule 13G filed by Southeastern Asset Management, Inc. and O. Mason Hawkins on September 10, 2013. Based on the Schedule 13G, Southeastern Asset Management, Inc. has (i) the sole power to vote or direct the vote as to 15,739,200 shares of the Company’s Class B Common Stock, (ii) shared power to vote or direct the vote as to 4,597,400 shares of the Company’s Class B Common Stock held by Longleaf Partners International Fund and Longleaf Partners Global Fund, (iii) no power to vote or direct the vote as to 3,431,100 shares of the Company’s Class B Common Stock, (iv) sole power to dispose or direct the disposition as to 19,170,300 shares of the Company’s Class B Common Stock and (v) shared power to dispose or direct the disposition as to 4,597,400 shares of the Company’s Class B Common Stock held by Longleaf Partners International Fund and Longleaf Partners Global Fund. Mr. Hawkins reports no power to vote or direct the vote, or dispose or direct the disposition as to any of the Company’s Class B Common Stock.

(7)

Beneficial ownership of 13,184,477 shares of Class B Common Stock is as of July 8, 2013 as reported on Schedule 13G filed with the SEC by HRH Prince Alwaleed Bin Talal Bin Abdulaziz Alsaud (“HRH”) on July 8, 2013. The Schedule 13G reported beneficial ownership of 13,184,478.25 shares of Class B Common Stock which included a total of 1.25 partial shares of Class B Common Stock, to be paid in cash by the Company on or around July 10, 2013. HRH reported that, as of July 8, 2013, he had sole voting power with respect to 13,184,478.25 shares and sole dispositive power with respect to 3,174,528 shares. Shares of the reported Class B Common Stock are owned by Kingdom 5-KR-134, Ltd. (“KR-134”), a Cayman Islands company, Kingdom 5-KR-137, Ltd. (“KR-137”), a Cayman Islands company, Kingdom 5-KR-138, Ltd. (“KR-138”), a Cayman Islands company, Kingdom 5-KR-146, Ltd. (“KR-146”), a Cayman Islands company, Kingdom 5-KR-222, Ltd. (“KR-222”), a Cayman Islands company, Kingdom 5-KR-11, Ltd. (“KR-11”), a Cayman Islands company, and Kingdom Holding Company, a company organized in the Kingdom of Saudi Arabia (“KHC”). KR-134 owns 1,795,139.25 shares of the reported Class B Common Stock, KR-137 owns 312,500 shares of the reported Class B Common Stock, KR-138 owns 450,000 shares of the reported Class B Common Stock, KR-146 owns 2,100,000 shares of the reported Class B Common Stock, KR-222 owns 5,414,811 shares of the reported Class B Common Stock, KR-11 owns 375,000 shares of the reported Class B Common Stock, and KHC owns 2,737,028 shares of the reported Class B Common Stock. KR-134, KR-137 and KR-138 are wholly-owned subsidiaries of KR-11. KR-11, KR-146 and KR-222 are wholly-owned subsidiaries of KHC. HRH is the majority shareholder of KHC. HRH, as the majority shareholder of KHC, has the power to elect a majority of the directors of KHC and, through this power, has the power to appoint a majority of the directors of KR-11, KR-146 and KR-222, and, in turn, KR-11, as sole shareholder of KR-134, KR-137 and KR-138, has the power to appoint a majority of the directors of KR-134, KR-137 and KR-138. Accordingly, for purposes of Regulation 13D-G under the Exchange Act, HRH can indirectly control the disposition and voting of the shares of the reported Class B Common Stock held by KR-11, KR-134, KR-137, KR-138, KR-146, KR-222 and KHC.

(8)

Beneficial ownership of 2,197,808 shares of Class A Common Stock and 78,723,533 shares of Class B Common Stock includes 14,250 shares of Class A Common Stock and 76,655,870 shares of Class B Common Stock beneficially owned by the Murdoch Family Trust. Mr. K.R. Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. Mr. K.R. Murdoch, however, disclaims any beneficial ownership of such shares. Beneficial ownership also includes 2,062,500 shares of Class B Common Stock held by the K. Rupert Murdoch 2004 Revocable Trust of which Mr. K.R. Murdoch holds a beneficial and trustee interest. Beneficial ownership also includes 1,200 shares of Class A Common Stock and 1,134 shares of Class B Common Stock held by certain members of Mr. K.R. Murdoch’s family. Beneficial ownership also includes 2,182,358 shares of Class A Common Stock held by the GCM Trust that is administered by independent trustees for the benefit of Mr. K.R. Murdoch’s minor children. Mr. K.R. Murdoch, however, disclaims beneficial ownership of such shares.

(9)

Beneficial ownership reported includes 613,425 shares of Class A Common Stock held by the JRM Family Trust, which is administered by an independent trustee for the benefit of Mr. J.R. Murdoch and his immediate family.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Procedures for Approval of Related Person Transactions

The Audit Committee has established procedures for the review, approval or ratification of related party transactions. Pursuant to these procedures, the Audit Committee reviews and approves or ratifies (i) all transactions between the Company and any of its executive officers, Directors, Director nominees or Directors emeritus, (ii) all transactions between the Company and any security holder who is known by the Company to own of record or beneficially more than five percent of the Company and (iii) all transactions between the Company and any person who is an immediate family member of an executive officer, Director, Director nominee or a security holder described in the foregoing clause (iii), other than, in each of clauses (i) through (iii) above, (a) transactions that are made in the ordinary course of business and have an aggregate dollar amount or value of less than $120,000 (either individually or in combination with a series of related transactions) and (b) transactions that are available to all employees generally.

During fiscal 2013, all of the transactions described in this section that were subject to the policies and procedures of 21st Century Fox’s Audit Committee were reviewed and approved or ratified by the 21st Century Fox Audit Committee or board of directors.

Certain Relationships

Mrs. Prudence MacLeod is the daughter of K.R. Murdoch and is a member of the board of directors of Times Newspapers Holdings Limited, a subsidiary of the Company. She receives customary director fees in an amount less than $120,000 for such services.

In addition, in connection with the Separation, the Company and 21st Century Fox entered into certain agreements, including the Separation and Distribution Agreement, Transition Services Agreement, Tax Sharing and Indemnification Agreement and Employee Matters Agreement, to effect the Separation, provide a framework for the Company’s relationship with 21st Century Fox after the Separation and provide for the allocation between 21st Century Fox and the Company of assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities). More information on these agreements is set forth in Note 11 to the Company’s Consolidated and Combined Financial Statements. The summaries of these agreements are qualified in their entirety by reference to the full text of the applicable agreements, which are listed as exhibits to this Annual Report.

Director Independence

The Nominating and Corporate Governance Committee has adopted the definition of “Independent Director” as set forth in NASDAQ Listing Rule 5605(a)(2) to assist the Board of Directors in its determination of whether a Director shall be deemed to be independent of the Company. However, the Board of Directors may determine that a Director is not independent for any reason it deems appropriate.

The Board undertook its annual review of Director independence during the first quarter of fiscal 2014. During this review, the Board considered transactions and relationships between each Director or any member of his or her immediate family and the Company and its subsidiaries and affiliates. The Board of Directors also examined, among other things, transactions and relationships between the Directors or their affiliates and members of the Company’s senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the Director is independent.

As a result of this review, the Board of Directors affirmatively determined that Mmes. Bancroft, Chao and Pessoa and Messrs. Aznar, Barnes, Elkann and Siddiqui are independent of the Company and its management under the standards adopted by the Company and set forth in the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm. Accordingly, the Audit Committee has appointed Ernst & Young LLP (“E&Y”) to perform audit and other permissible non-audit services for the Company and its subsidiaries. The Company has formal procedures in place for the pre-approval by the Audit Committee of all services provided by E&Y. These pre-approval procedures are described below under “Audit Committee Pre-Approval Policies and Procedures.”

The description of the fees for professional services rendered to the Company and its subsidiaries by E&Y for the fiscal year ended June 30, 2013 is set forth in the table below. Prior to the Separation, audit, audit-related, tax and other fees of $3,400,000(2), $586,000(3), $2,893,000(4) and $0, respectively, were paid by 21st Century Fox because the Company’s results were included in the consolidated financial statements of 21st Century Fox. As a result, the amounts reported below are not necessarily representative of the fees the Company expects to pay E&Y and related affiliates in future years.

Fiscal 2013
Audit Fees (1)	$3,500,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total Fees	$3,500,000

(1)	Audit fees include fees in connection with the Company’s statutory audits required internationally as of and for the fiscal year ended June 30, 2013.
(2)	Audit fees include: fees rendered in connection with the annual audit of 21st Century Fox consolidated financial statements for the year ended June 30, 2012 related to the Company’s entities.
(3)	Audit-related fees principally relate to employee benefit plan audits and agreed-upon procedure reports.
(4)	Tax fees include fees for tax compliance and tax consultations for domestic and international operating units.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established policies and procedures under which all audit and non-audit services performed by the Company’s independent registered public accounting firm must be approved in advance by the Audit Committee. The Audit Committee’s policy provides for pre-approval of audit, audit-related, tax and certain other services specifically described by the Audit Committee on an annual basis. In addition, individual engagements anticipated to exceed pre-established thresholds, as well as certain other services, must be separately approved. The policy also provides that the Audit Committee can delegate pre-approval authority to any member of the Audit Committee provided that the decision to pre-approve is communicated to the full Audit Committee at its next meeting. The Audit Committee has delegated this responsibility to the Chair of the Audit Committee. Management has also implemented internal procedures to ensure compliance with this policy. All audit fees for services rendered to the Company for the fiscal year ended June 30, 2013 were pre-approved prior to the Separation pursuant to the pre-approval policies of 21st Century Fox’s Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The Company’s Consolidated and Combined Financial Statements required to be filed as part of this Annual Report and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

2.	All other financial statement schedules are omitted because the required information is not applicable, or because the information called for is included in the Company’s Consolidated and Combined Financial Statements or the Notes to the Consolidated and Combined Financial Statements.

3.	Exhibits—The exhibits listed on the accompanying Exhibit Index filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

(b)	Not applicable.

(c)	The financial statements as of June 30, 2013 and June 30, 2012, and for the three years ended June 30, 2013, of the Foxtel Group, an equity investee, are included in this Form 10-K pursuant to Rule 3-09 of Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh Chief Financial Officer

Date: September 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Thomson Robert J. Thomson	Chief Executive Officer and Director (Principal Executive Officer)	September 20, 2013

/s/ Bedi Ajay Singh Bedi Ajay Singh	Chief Financial Officer (Principal Financial Officer)	September 20, 2013

/s/ Kevin Halpin Kevin Halpin	Principal Accounting Officer	September 20, 2013

/s/ K. Rupert Murdoch K. Rupert Murdoch	Executive Chairman	September 20, 2013

/s/ José María Aznar José María Aznar	Director	September 20, 2013

/s/ Natalie Bancroft Natalie Bancroft	Director	September 20, 2013

/s/ Peter L. Barnes Peter L. Barnes	Director	September 20, 2013

/s/ Elaine L. Chao Elaine L. Chao	Director	September 20, 2013

/s/ John Elkann John Elkann	Director	September 20, 2013

/s/ Joel I. Klein Joel I. Klein	Director	September 20, 2013

/s/ James R. Murdoch James R. Murdoch	Director	September 20, 2013

Signature	Title	Date

/s/ Lachlan K. Murdoch Lachlan K. Murdoch	Director	September 20, 2013

/s/ Ana Paula Pessoa Ana Paula Pessoa	Director	September 20, 2013

/s/ Masroor Siddiqui Masroor Siddiqui	Director	September 20, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Separation and Distribution Agreement, dated June 28, 2013, among News Corporation, New News Corporation and News Corp Holdings UK & Ireland. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.2	Tax Sharing and Indemnification Agreement, dated June 28, 2013, between News Corporation and New News Corporation. (Incorporated by reference to Exhibit 2.3 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.3	Transition Services Agreement, dated June 28, 2013, between News Corporation and New News Corporation. (Incorporated by reference to Exhibit 2.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.4	Employee Matters Agreement, dated June 28, 2013, between News Corporation and New News Corporation. (Incorporated by reference to Exhibit 2.4 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.5	FOX SPORTS Trade Mark Licence. (Incorporated by reference to Exhibit 2.5 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.6	FOX Trade Mark Licence. (Incorporated by reference to Exhibit 2.6 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

3.1	Restated Certificate of Incorporation of News Corporation.*

3.2	Amended and Restated By-laws of News Corporation. (Incorporated by reference to Exhibit 3.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

4.1	Form of Rights Agreement. (Incorporated by reference to Exhibit 4.1 to the Amendment No. 5 to the New Newscorp Inc. Registration Statement on Form 10 (File No. 001-35769) filed with the Securities and Exchange Commission on May 24, 2013.)

10.1	Employment Agreement, dated April 25, 2013, between NC Transaction, Inc. and Mr. Robert Thomson. (Incorporated by reference to Exhibit 10.1 to the Amendment No. 3 to the New Newscorp Inc. Registration Statement on Form 10 (File No. 001-35769) filed with the Securities and Exchange Commission on April 26, 2013.)±

10.2	Employment Agreement, dated November 26, 2012, between NC Transaction, Inc. and Mr. Bedi Ajay Singh. (Incorporated by reference to Exhibit 10.2 to the Amendment No. 3 to the New Newscorp Inc. Registration Statement on Form 10 (File No. 001-35769) filed with the Securities and Exchange Commission on April 26, 2013.)±

10.3	Employment Agreement, dated as of January 1, 2011, between News America Incorporated and Joel Klein.*±

10.4	Assignment of and Amendment to Employment Agreement, dated as of June 28, 2013, to the Employment Agreement, dated as of January 1, 2011, between News America Incorporated and Joel Klein.*±

Exhibit Number	Exhibit Description

10.5	News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)±

10.6	Form of Agreement for Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan.*±

10.7	Form of Agreement for Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan.*±

10.8	NC Transaction, Inc. Restoration Plan.*±

21.1	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP with respect to News Corporation.*

23.2	Consent of Ernst & Young LLP with respect to Foxtel Group.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

99.1	Audited Financial Statements as of June 30, 2013 for Foxtel Group.*

*	Filed herewith
**	Furnished herewith
±	Management contract or compensatory plan or arrangement