Form 10-Q
period 2013-09-30
NEWS CORP
filed 2013-11-12
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

As of November 4, 2013, 379,219,284 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended September 30,
	Notes	2013	2012
Revenues:
Advertising		$958	$1,041
Circulation and Subscription		679	608
Consumer		311	326
Other		124	158

Total Revenues		2,072	2,133
Operating expenses		(1,295)	(1,334)
Selling, general and administrative		(636)	(710)
Depreciation and amortization		(141)	(125)
Impairment and restructuring charges	3	(27)	(115)
Equity earnings of affiliates	4	13	26
Interest, net		17	11
Other, net	13	(441)	3

Loss before income tax benefit		(438)	(111)
Income tax benefit	11	476	28

Net income (loss)		38	(83)
Less: Net income attributable to noncontrolling interests		(11)	(9)

Net income (loss) attributable to News Corporation stockholders		$27	$(92)

Net income (loss) attributable to News Corporation stockholders per share:
Basic and diluted	7	$0.05	$(0.16)

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; millions)

	For the three months ended September 30,
	2013	2012
Net income (loss)	$38	$(83)
Other comprehensive income (loss):
Foreign currency translation adjustments	201	107
Benefit plan adjustments, net of income tax expense of $10 million and $2 million, respectively	11	(5)
Share of other comprehensive income from equity affiliates, net of income tax expense of $3 million and nil, respectively	8	—

Other comprehensive income	220	102

Comprehensive income	258	19
Less: Net income attributable to noncontrolling interests	(11)	(9)
Less: Other comprehensive income attributable to noncontrolling interests	(2)	(1)

Comprehensive income attributable to News Corporation stockholders	$245	$9

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

	Notes	As of September 30, 2013	As of June 30, 2013
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$2,688	$2,381
Amounts due from 21st Century Fox	8	—	247
Receivables, net	13	1,426	1,335
Income taxes receivable	11	584	29
Other current assets	13	532	651

Total current assets		5,230	4,643

Non-current assets:
Investments	4	2,571	2,499
Property, plant and equipment, net		3,012	2,992
Intangible assets, net		2,174	2,186
Goodwill		2,739	2,725
Other non-current assets	13	617	598

Total assets		$16,343	$15,643

Liabilities and Equity:
Current liabilities:
Accounts payable		$238	$242
Accrued expenses		1,107	1,108
Amounts due to 21st Century Fox, net	8	413	—
Deferred revenue		414	389
Other current liabilities	13	473	432

Total current liabilities		2,645	2,171

Non-current liabilities:
Retirement benefit obligations	10	268	345
Deferred income taxes	11	185	152
Other non-current liabilities		286	279

Commitments and contingencies	9

Redeemable preferred stock		20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,299	12,281
Retained earnings		27	—
Accumulated other comprehensive income		489	271

Total News Corporation stockholders’ equity		12,821	12,558
Noncontrolling interests		118	118

Total equity	5	12,939	12,676

Total liabilities and equity		$16,343	$15,643

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 379,205,359 and 379,174,445 shares issued and outstanding, net of 27,383,095 and 27,395,821 treasury shares at par at September 30, 2013 and June 30, 2013, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at September 30, 2013 and June 30, 2013.

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the three months ended September 30,
	Notes	2013	2012
Operating activities:
Net income (loss)		$38	$(83)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization		141	125
Equity earnings of affiliates	4	(13)	(26)
Cash distributions received from affiliates		—	16
Foreign tax refund payable to 21st Century Fox	11	483	—
Foreign tax refund receivable, net of applicable taxes	11	(483)	—
Other, net	13	(42)	(3)
Deferred income taxes and taxes payable	11	5	(57)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(74)	(25)
Inventories, net		32	(21)
Accounts payable and other liabilities		(22)	(12)
Pension and postretirement benefit plans		(6)	(1)

Net cash provided by (used in) operating activities		59	(87)

Investing activities:
Property, plant and equipment, net of acquisitions		(67)	(64)
Acquisitions, net of cash acquired		(2)	(228)
Investments in equity affiliates		—	(2)
Proceeds from dispositions		96	—

Net cash provided by (used in) investing activities		27	(294)

Financing activities:
Net transfers from 21st Century Fox and affiliates		217	255
Dividends paid		(12)	(11)

Net cash provided by financing activities		205	244

Net increase (decrease) in cash and cash equivalents		291	(137)
Cash and cash equivalents, beginning of period		2,381	1,133
Exchange movement on opening cash balance		16	14

Cash and cash equivalents, end of period		$2,688	$1,010

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

News Corporation and its subsidiaries (together, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, cable network programming in Australia, digital real estate services, book publishing, digital education and pay-TV distribution in Australia.

The Separation and Distribution

On June 28, 2013 (the “Distribution Date”), the Company completed the separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”). As of the effective time of the Separation, all of the outstanding shares of the Company were distributed to 21st Century Fox stockholders based on a distribution ratio of one share of Company Class A or Class B Common Stock for every four shares of 21st Century Fox Class A or Class B Common Stock, respectively, held of record as of June 21, 2013 (the “Record Date”). Following the Separation, the Company’s Class A and Class B Common Stock began trading independently on The NASDAQ Global Select Market (“NASDAQ”), and CHESS Depository Interests representing the Company’s Class A and Class B Common Stock began trading on the Australian Securities Exchange (“ASX”). In connection with the Separation, the Company entered into the separation and distribution agreement (the “Separation and Distribution Agreement”) and certain other related agreements which govern the Company’s relationship with 21st Century Fox following the Separation. (See Note 8 – Related Party Transactions and 21st Century Fox Investment for further information).

Basis of Presentation

Subsequent to the Distribution Date, the Company’s financial statements as of June 30, 2013 and as of and for the three months ended September 30, 2013 are presented on a consolidated basis, as the Company became a separate consolidated group on June 28, 2013. The Company’s consolidated statement of operations for the three months ended September 30, 2013 reflects the Company’s operations as a stand-alone company. The Company’s consolidated balance sheets as of June 30, 2013 and September 30, 2013 consist of the Company’s consolidated balances, subsequent to the Separation.

Prior to the Separation, the Company’s combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of 21st Century Fox. The Company’s financial statements for the three months ended September 30, 2012 have been prepared on a combined basis and presented as carve-out financial statements, as the Company was not a separate consolidated group prior to the Distribution Date. These statements reflect the combined historical results of operations and cash flows of 21st Century Fox’s publishing businesses, its education division and other Australian assets.

Prior to the Separation, the Company’s combined statement of operations included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from 21st Century Fox, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect the Company’s combined results of operations and cash flows had it been a stand-alone company during the period presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The consolidated and combined financial statements will be referred to as the “Financial Statements” herein. The consolidated and combined statements of operations will be referred to as the “Statements of Operations” herein. The consolidated balance sheets will be referred to as the “Balance Sheets” herein.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For purposes of the Company’s Financial Statements for periods prior to the Separation, income tax expense has been recorded as if the Company filed tax returns on a stand-alone basis separate from 21st Century Fox. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a stand-alone enterprise for the periods prior to the Distribution Date. Therefore, cash tax payments for periods prior to the Separation may not be reflective of the Company’s actual tax balances. Prior to the Separation, the Company’s operating results were included in 21st Century Fox’s consolidated U.S. federal and state income tax returns. The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

The Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The accompanying Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated and combined financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

These Financial Statements and notes thereto should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission (“SEC”) on September 20, 2013 (the “2013 Form 10-K”).

Intracompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee are designated as available-for-sale if readily determinable fair values are available. If an investment’s fair value is not readily determinable, the Company accounts for its investment under the cost method.

The preparation of the Company’s Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2014 and fiscal 2013 include 52 weeks. All references to September 30, 2013 and September 30, 2012 relate to the three months ended September 29, 2013 and September 30, 2012, respectively. For convenience purposes, the Company continues to date its financial statements as of September 30.

Certain fiscal 2013 amounts have been reclassified to conform to the fiscal 2014 presentation.

Recent Accounting Guidance

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit’s indefinite-lived intangible asset is less than the asset’s carrying value before applying a quantitative impairment assessment. If it is determined through the qualitative assessment that the fair value of a reporting unit’s indefinite-lived intangible asset is more likely than not greater than the asset’s carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning July 1, 2013. The adoption of ASU 2012-02 did not have an impact on the Company’s Financial Statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires the Company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for the Company for interim reporting periods beginning July 1, 2013. (See Note 10 – Pension and Other Postretirement Benefits).

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The objective of ASU 2013-04 is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation (within the scope of this guidance) is fixed at the reporting date. Examples of obligations within the scope of ASU 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU 2013-04 is effective for the Company for interim reporting periods beginning July 1, 2014, however, early adoption is permitted. The Company is currently evaluating the impact that ASU 2013-04 will have on its Financial Statements, but does not expect the adoption will have a significant impact on the Company’s Financial Statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for the Company for interim reporting periods beginning July 1, 2014, however, early adoption is permitted. The Company is currently evaluating the impact that ASU 2013-05 will have on its Financial Statements, but does not expect the adoption will have a significant impact on the Company’s Financial Statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for the Company for annual reporting periods beginning July 1, 2014 and subsequent interim periods. Based on its review, the Company has determined that ASU 2013-11 will not have a significant impact on its Financial Statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2014

In September 2013, the Company sold the Dow Jones Local Media Group (“LMG”), which operates eight daily and 15 weekly newspapers in seven states. No significant gain or loss was recognized on the sale of LMG during the three months ended September 30, 2013 as the carrying value of the assets held for sale on the date of sale were equivalent to the proceeds received. The net income, assets, liabilities and cash flows attributable to the LMG operations were not material to the Company in any of the periods presented and, accordingly have not been presented separately.

Fiscal 2013

In July 2012, the Company acquired Australian Independent Business Media Pty Limited (“AIBM”) for approximately $30 million in cash. AIBM publishes a subscription-based online newsletter for investors and a business news and commentary website.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In July 2012, the Company acquired Thomas Nelson, Inc. (“Thomas Nelson”), one of the leading Christian book publishers in the U.S., for approximately $200 million in cash. The acquisition of Thomas Nelson increased the Company’s presence and reach in the Christian publishing market. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”), the excess purchase price of approximately $160 million has been allocated as follows: $65 million to publishing rights with a useful life of 20 years, $25 million to imprints which have an indefinite life and approximately $70 million representing the goodwill on the transaction.

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

Summarized financial information for the three months ended September 30, 2012 for FOX SPORTS Australia was as follows:

For the three months ended September 30, 2012
(in millions)
Revenues	$132
Operating income(a)	39
Net income	25

(a)	Includes Depreciation and amortization of $3 million. Operating income before depreciation and amortization was $42 million.

NOTE 3. RESTRUCTURING PROGRAMS

Fiscal 2014

During the three months ended September 30, 2013, the Company recorded restructuring charges of $27 million, of which $23 million related to the newspaper businesses. The restructuring charges recorded in the first quarter of fiscal 2014 were primarily for employee termination benefits.

Fiscal 2013

During the three months ended September 30, 2012, the Company recorded restructuring charges of $115 million, of which $112 million related to the newspaper businesses. The restructuring charges primarily related to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper business. The restructuring charges recorded in the first quarter of fiscal 2013 were primarily for employee termination benefits in Australia and contract termination payments in the U.K.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Changes in program liabilities were as follows:

	For the three months ended September 30,
	2013				2012
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$51	$6	$2	$59	$51	$8	$—	$59
Additions	23	3	1	27	64	—	51	115
Payments	(46)	(2)	(1)	(49)	(70)	(1)	(49)	(120)
Other	1	—	(1)	—	—	—	(2)	(2)

Balance, end of period	$29	$7	$1	$37	$45	$7	$—	$52

For existing restructuring programs, the Company expects to record approximately $35 million of restructuring charges for the remainder of fiscal 2014, principally related to additional termination benefits at the newspaper businesses. As of September 30, 2013, restructuring liabilities of approximately $31 million were included in the Balance Sheets in Other current liabilities and $6 million were included in Other non-current liabilities.

Dow Jones

As a result of the Dow Jones acquisition, in fiscal 2008, the Company established and approved plans to integrate the acquired operations into the Company’s News and Information Services segment. The cost to implement these plans consisted of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had established prior to the acquisition, non-cancelable lease commitments and lease termination charges for leased facilities and other contract termination costs associated with the restructuring activities. As of September 30, 2013, all of the material aspects of the plans have been completed and the remaining obligation primarily pertains to the lease termination charges for leased facilities of approximately $26 million.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of September 30, 2013	As of September 30, 2013	As of June 30, 2013
		(in millions)
Equity method investments:
Foxtel	50%	$1,938	$1,875
Other equity method investments	various	35	35
Loan receivable from Foxtel(a)	N/A	420	412
Other investments	various	178	177

Total Investments		$2,571	$2,499

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(a)

In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and Foxtel’s shareholders made pro-rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($420 million and $412 million as of September 30, 2013 and June 30, 2013, respectively). The subordinated shareholder note can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder note has a maturity date of July 15, 2027, with interest of 12% payable on June 30 each year and at maturity. Upon maturity, the principal advanced will be repayable.

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the three months ended September 30,
	2013	2012
	(in millions)
Foxtel(a)	$13	$5
Pay television and cable network programming equity affiliates(b)	—	22
Other equity affiliates	—	(1)

Total Equity earnings of affiliates	$13	$26

(a)

The Company owned 25% of Foxtel through November 2012. In November 2012, the Company increased its ownership in Foxtel to 50% as a result of the CMH acquisition. In accordance with ASC 350, the Company amortized $16 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three months ended September 30, 2013. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

(b)

Includes equity earnings of FOX SPORTS Australia and SKY Network Television Ltd. The Company acquired the remaining interest in FOX SPORTS Australia in November 2012 as a result of the CMH acquisition and sold its investment in SKY Network Television Ltd. in March 2013. The results of FOX SPORTS Australia have been included within the Cable Network Programming segment in the Company’s consolidated results of operations since November 2012.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Summarized Financial Information

Summarized financial information, presented in accordance with U.S. GAAP, for Foxtel was as follows:

	For the three months ended September 30,
	2013	2012
	(in millions)
Revenues	$718	$805
Operating income(a)	135	100
Net income	58	20

(a)

Includes Depreciation and amortization of $86 million and $116 million for the three months ended September 30, 2013 and 2012, respectively. Operating income before depreciation and amortization was $221 million and $216 million for the three months ended September 30, 2013 and 2012, respectively.

For the three months ended September 30, 2013, Foxtel’s net income increased $38 million to $58 million from $20 million in the corresponding prior year quarter. Foxtel revenues, while higher in local currency, were down from the first quarter of fiscal 2013 due to foreign currency fluctuations. Operating income increased reflecting realization of significant costs savings from the Austar acquisition and the absence of costs associated with the London Olympics, partially offset by foreign currency fluctuations.

NOTE 5. EQUITY

The following table summarizes changes in equity:

	For the three months ended September 30,
	2013			2012
	Total News Corporation Equity	Noncontrolling Interests	Total Equity	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	(in millions)
Balance, beginning of period	$12,558	$118	$12,676	$8,809	$110	$8,919
Net income (loss)	27	11	38	(92)	9	(83)
Other comprehensive income	218	2	220	101	1	102
Dividends	—	(12)	(12)	—	(11)	(11)
Other	18	(1)	17	—	—	—
Net increase in 21st Century Fox investment	—	—	—	267	—	267

Balance, end of period	$12,821	$118	$12,939	$9,085	$109	$9,194

NOTE 6. EQUITY BASED COMPENSATION

Prior to the Separation from 21st Century Fox, the Company’s employees participated in 21st Century Fox’s equity-based compensation plans. The equity-based compensation expense recorded by the Company in the three months ended September 30, 2012 included the expense associated with the employees historically attributable to the Company, as well as the expense associated with the allocation of stock compensation expense for 21st Century Fox corporate employees which will not recur in periods subsequent to the Separation.

In connection with the Separation, restricted stock units (“RSUs”) and performance stock units (“PSUs”) that vest after December 31, 2013 and stock option awards that expire after December 31, 2013 were converted into new equity awards of the Company using a formula designed to preserve the value of the awards immediately prior to the Separation. Such awards have the same terms and features as the original awards. In addition to the awards converted, the Company has the ability to award up to 30 million shares under the terms of the News Corporation 2013 Long-Term Incentive Plan (the “2013 LTIP”). As of September 30, 2013, no additional awards have been granted under the 2013 LTIP.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the Company’s equity-based compensation expense:

	For the three months ended September 30,
	2013	2012
	(in millions)
News Corporation’s employees	$8	$15
Allocated	—	1

Total	$8	$16

NOTE 7. EARNINGS PER SHARE

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

On the Distribution Date, approximately 579 million shares of News Corporation common stock were distributed to 21st Century Fox stockholders as of the Record Date. This share amount is being utilized for the calculation of both basic and diluted earnings per share for the three months ended September 30, 2012 as no News Corporation common stock or equity-based awards were outstanding prior to June 28, 2013.

The dilutive effect of the Company’s equity-based awards issued in connection with the Separation is included in the computation of diluted earnings per share in the period subsequent to the Separation.

	For the three months ended September 30,
	2013	2012
	(in millions, except per share amounts)
Net income (loss) available to News Corporation stockholders—basic and diluted	$27	$(92)

Weighted-average number of common shares outstanding—basic	578.8	578.8
Add: Effect of dilutive securities
RSUs, stock options and other equity awards	0.7	—

Weighted-average number of common shares outstanding—diluted	579.5	578.8

Net income (loss) per share available to News Corporation stockholders—basic and diluted	$0.05	$(0.16)

NOTE 8. RELATED PARTY TRANSACTIONS AND 21ST CENTURY FOX INVESTMENT

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Separation and Distribution Agreement between the Company and 21st Century Fox contains the key provisions relating to the separation of the Company’s business from 21st Century Fox and the distribution of the Company’s common stock to 21st Century Fox stockholders. The Separation and Distribution Agreement identifies the assets that were transferred and liabilities that were assumed by the Company from 21st Century Fox in the Separation and describes how these transfers and assumptions occurred. In accordance with the Separation and Distribution Agreement, the Company’s aggregate cash and cash equivalents balance at the Distribution Date was to approximate $2.6 billion. As of June 30, 2013, the Company had cash and cash equivalents of $2.4 billion. The remaining $0.2 billion was received from 21st Century Fox during the first quarter of fiscal 2014 as part of a cash true-up mechanism in accordance with the aforementioned agreement.

Also, as part of the Separation and Distribution Agreement, 21st Century Fox will indemnify the Company for payments, on an after-tax basis, made after the Distribution Date arising out of civil claims and investigations relating to voicemail interception, illegal data access, inappropriate payments to public officials and obstruction of justice at the Company’s former publication, The News of the World, and at The Sun, and related matters (the “U.K. Newspaper Matters”), as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. (See Note 9 – Commitments and Contingencies).

Under the TSA, the Company and 21st Century Fox will provide to each other certain specified services on a transitional basis, including, among others, payroll, employee benefits and pension administration, information systems, insurance, legal and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The Company anticipates that it will generally be in a position to complete the transition of most services (excluding certain insurance, sourcing and other services) on or before 24 months following the Distribution Date. Services under the TSA began on July 1, 2013. Costs associated with these services were not material in the three months ended September 30, 2013.

The Company entered into a Tax Sharing and Indemnification Agreement with 21st Century Fox that governs its and 21st Century Fox’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Under the Tax Sharing and Indemnification Agreement, the Company will generally indemnify 21st Century Fox against taxes attributable to the Company’s assets or operations for all tax periods or portions thereof after the Separation. For taxable periods or portions thereof prior to the Separation, 21st Century Fox will generally indemnify the Company against U.S. consolidated and combined taxes attributable to such periods, and the Company will indemnify 21st Century Fox against the Company’s separately filed U.S. state and foreign taxes and foreign consolidated and combined taxes for such periods. The Tax Sharing and Indemnification Agreement also provides that the proceeds, if any, from the refund of certain foreign income taxes (plus interest) of a subsidiary of the Company that were claimed prior to the Separation are to be paid to 21st Century Fox, net of certain taxes. (See Note 11 – Income Taxes).

The Company entered into an Employee Matters Agreement that governs the Company’s and 21st Century Fox’s obligations with respect to employment, compensation, benefits and other related matters for employees of certain of the Company’s U.S.-based businesses (the “Employee Matters Agreement”). In general, the Employee Matters Agreement addresses matters relating to employees transferring to the Company’s U.S. businesses and former employees of those businesses that participated in benefit plans (including postretirement benefits) and programs that were retained by 21st Century Fox following the Separation. The Employee Matters Agreement also addresses equity compensation matters relating to employees of all of the Company’s businesses, both U.S. and non-U.S. (See Note 6 – Equity-Based Compensation and Note 10 – Pension and Other Postretirement Benefits).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Relationship Between News Corp and 21st Century Fox Prior to the Separation

Historically, prior to the Separation, 21st Century Fox provided services to and funded certain expenses for the Company that have been included as a component of 21st Century Fox Investment within Stockholders’ Equity such as: global real estate and occupancy; and employee benefits. In addition, as discussed in Note 1 – Description of Business and Basis of Presentation, the Company’s Financial Statements include general corporate expenses of 21st Century Fox which were not historically allocated to the Company for certain support functions that are provided on a centralized basis within 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others (“General Corporate Expenses”). For purposes of these stand-alone financial statements, the General Corporate Expenses incurred prior to the Separation have been allocated to the Company. The General Corporate Expenses incurred prior to the Separation are included in the Statements of Operations in Selling, general and administrative expenses and accordingly as a component of equity. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated or combined revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying the Financial Statements, including the assumptions regarding allocating General Corporate Expenses from 21st Century Fox are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The corporate allocations made during the three months ended September 30, 2012 of $62 million included both General Corporate Expenses of 21st Century Fox which were not historically allocated to the Company of $26 million and historical direct allocations primarily consisting of rent, insurance and stock compensation expense of approximately $36 million.

All significant intercompany transactions that occurred prior to the Distribution Date between the Company and 21st Century Fox have been included in these Financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Statements of Cash Flows as a financing activity.

The following table summarizes the components of the net increase in 21st Century Fox Investment:

For the three months ended September 30, 2012
(in millions)
Cash pooling and general financing activities(a)	$12
Corporate allocations	62
Cash transfer from 21st Century Fox for acquisitions and dispositions	193

Net increase in 21st Century Fox Investment	$267

(a)

The nature of activities included in the line item “Cash pooling and general financing activities” includes financing activities for capital transfers, cash sweeps and other treasury services prior to the Separation. Such pooling activities no longer exist between the Company and 21st Century Fox post-Separation.

The following table sets forth the amount of accounts receivable due from and payable to 21st Century Fox:

	As of
	September 30, 2013	June 30, 2013
	(in millions)
Amounts due from 21st Century Fox (a)	$—	$247
Amounts due to 21st Century Fox, net(b)	413	—

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(a)

Amounts due from 21st Century Fox as of June 30, 2013 included a $207 million cash receivable from 21st Century Fox and $40 million for amounts to be received relating to the indemnification of the U.K. Newspaper Matters. The $207 million cash receivable was received from 21st Century Fox during the three months ended September 30, 2013.

(b)

Amounts due to 21st Century Fox, net as of September 30, 2013 primarily comprised $483 million related to expected tax refunds to be paid to 21st Century Fox in connection with the Tax Sharing and Indemnification Agreement, partially offset by $53 million for amounts to be received relating to the indemnification of the U.K. Newspaper Matters and $17 million of other receivables from 21st Century Fox. (See Note 9 – Commitments and Contingencies and Note 11 – Income Taxes for further information).

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Other than as previously disclosed in these notes to the Company’s Financial Statements, the Company’s commitments have not changed significantly from the disclosures included in the 2013 Form 10-K.

Contingencies

The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed below. The outcome of these matters and claims is subject to significant uncertainty, and the Company often cannot predict what the eventual outcome of pending matters will be or the timing of the ultimate resolution of these matters. Fees, expenses, fines, penalties, judgments or settlements which might be incurred by the Company in connection with the various proceedings could adversely affect its results of operations and financial condition.

The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are expensed as incurred. Except as otherwise provided below, for the contingencies disclosed for which there is at least a reasonable possibility that a loss may be incurred, the Company was unable to estimate the amount of loss or range of loss.

U.K. Newspaper Matters and Related Investigations and Litigation

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. was filed on behalf of all purchasers of 21st Century Fox’s common stock between March 3, 2011 and July 11, 2011, in the U.S. District Court for the Southern District of New York (the “Wilder Litigation”). The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act, alleging that false and misleading statements were issued regarding alleged acts of voicemail interception at The News of the World. The suit named as defendants 21st Century Fox, Rupert Murdoch, James Murdoch and Rebekah Brooks, and sought compensatory damages, rescission for damages sustained and costs.

On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff in the litigation and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint was to be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. Defendants have filed their motions to dismiss, which are pending. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including the Wilder Litigation.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $40 million and $61 million during the three months ended September 30, 2013 and 2012, respectively. These costs are included in Selling, general and administrative expenses in the Company’s Statements of Operations. With respect to the fees and costs incurred during the three months ended September 30, 2013, the Company has been or will be indemnified by 21st Century Fox for $23 million, net of tax, pursuant to the indemnification arrangements described above. Accordingly, the Company recorded a contra expense for the after-tax costs that were or will be indemnified of $23 million in Selling, general and administrative expenses and recorded a corresponding receivable from 21st Century Fox. Therefore, the net impact on Selling, general and administrative expenses was $17 million for the three months ended September 30, 2013.

As of September 30, 2013, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $78 million, of which $53 million will be indemnified by 21st Century Fox and a corresponding receivable was recorded in Amounts due to 21st Century Fox, net on the Balance Sheets as of September 30, 2013. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

On February 15, 2013, a purported class of independent bricks-and-mortar bookstores filed an action in the U.S. District Court for the Southern District of New York entitled The Book House of Stuyvesant Plaza, Inc, et. al. v. Amazon.com, Inc., et. al., which relates to the digital rights management protection (“DRM”) of certain publishers’, including HarperCollins’, e-books being sold by Amazon.com, Inc. Plaintiffs filed an Amended Complaint on March 21, 2013. The case involves allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust laws by virtue of requiring DRM protection. The action seeks declaratory and injunctive relief, reasonable costs and attorneys’ fees. On April 1, 2013, Defendants moved to dismiss the Amended Complaint. The court heard oral argument on Defendants’ motion to dismiss on April 25, 2013. Additional information about The Book House Of Stuyvesant Plaza, Inc. et. al. v. Amazon.Com, Inc. et. al., Civil Action No. 1:13-cv-01111-JSR, can be found on PACER. While it is not possible to predict with any degree of certainty the ultimate outcome of this class action, HarperCollins believes it was compliant with applicable antitrust laws and intends to defend itself vigorously.

The Company is not able to predict the ultimate outcome or cost of the unresolved HarperCollins matters described above. During the fiscal years ended June 30, 2013 and 2012, the legal and professional fees and settlement costs incurred in connection with these matters were not material, and as of September 30, 2013, the Company did not have a material accrual related to these matters.

Other

On August 16, 2013, in connection with a pending action in the United States District Court for the Eastern District of Michigan in which The Dial Corporation, H.J. Heinz Company and Foster Poultry Farms (with Foster Poultry Farms as proposed class representative on behalf of putative classes of purchasers) alleged various claims under federal and state antitrust law against News Corporation, News America Incorporated, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (together, the “NAM Group”), plaintiffs filed a motion for leave to file a third amended complaint, with plaintiffs The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC, BEF Foods, Inc., and Spectrum Brands, Inc. asserting the same federal and state antitrust claims both individually and on behalf of the two putative classes in connection with plaintiffs’ purchase of in-store marketing services and free-standing insert (“FSI”) coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees. On September 24, 2013, the NAM Group’s motion to transfer the action to the Southern District of New York was granted by the district court judge. On October 24, 2013, on consent of the parties, plaintiffs filed their third amended complaint.

In a parallel action, News America Marketing FSI L.L.C. and News America Marketing In-Store Services L.L.C. filed a complaint in the United States District Court for the Southern District of New York against The Dial Corporation, H.J. Heinz Company, H.J. Heinz Company L.P. and Foster Poultry Farms, seeking a declaratory judgment that plaintiffs did not violate federal or state antitrust laws and for damages for breach of contract. On August 28, 2013, the defendants filed a motion to dismiss. On October 21, 2013, on consent of the parties, the court issued an order staying the declaratory judgment action until January 20, 2014.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it was compliant with applicable antitrust laws and intends to defend itself vigorously.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides pension, postretirement health care, defined contribution and medical benefits primarily in the U.S., U.K. and Australia to the Company’s eligible employees and retirees. The Company funds amounts, at a minimum, in accordance with statutory requirements for all plans. Plan assets consist principally of common stocks, marketable bonds and government securities.

Costs associated with the Company’s benefit plans are included in net periodic benefit costs—Direct below. Prior to the Separation, certain of the Company’s U.S. employees participated in defined benefit pension plans that were sponsored by 21st Century Fox, which included participants from other 21st Century Fox subsidiaries and these costs are included in the net periodic benefit costs—Employees participation in 21st Century Fox plans below. In addition, a portion of the benefit plan costs were allocated to the Company and these costs are included in net periodic benefit costs—Corporate allocations. Benefit costs related to employee participation in 21st Century Fox plans and Corporate allocations will not recur in periods subsequent to the Separation. The amortization of amounts related to unrecognized prior service costs (credits) and deferred losses were reclassified out of other comprehensive income as a component of net periodic benefit costs.

The components of net periodic benefits costs were as follows:

	Pension benefits
	Domestic		Foreign		Postretirement benefits
	For the three months ended September 30,
	2013	2012	2013	2012	2013	2012
	(in millions)
Service cost benefits earned during the period	$2	$—	$3	$5	$—	$—
Interest costs on projected benefit obligations	4	3	12	12	2	2
Expected return on plan assets	(4)	(3)	(18)	(16)	—	—
Amortization of deferred losses	1	1	3	4	—	1
Amortization of prior service costs (credits)	—	—	—	—	(3)	(3)
Settlements, curtailments and other	3	—	—	—	—	—

Net periodic benefits costs- Direct	6	1	—	5	(1)	—
Employees participation in 21st Century Fox plans	—	5	—	—	—	—
Corporate allocations	—	1	—	—	—	—

Net periodic benefits costs- Total	$6	$7	$—	$5	$(1)	$—

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

During the three months ended September 30, 2013 and 2012, the Company contributed approximately $11 million and $12 million to its various pension and postretirement plans, respectively. In addition, during the first quarter of fiscal 2014 approximately $37 million of contributions were made by a third party in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statements of Operations during the three months ended September 30, 2013.

The Company further reduced its Retirement benefit obligation by approximately $41 million due to changes made to its retiree medical plans during the three months ended September 30, 2013. The reduction was recognized in other comprehensive income during the period and will be amortized over the remaining expected life of the plans’ participants as actuarially determined.

NOTE 11. INCOME TAXES

The Company’s effective income tax rate for the three months ended September 30, 2013 was higher than the statutory rate primarily due to the impact of the refund from a foreign jurisdiction, which is discussed below, certain non-taxable indemnification payments received from 21st Century Fox and other permanent differences. In addition, the Company’s effective tax rate is dependent on the mix of pre-tax book income or loss between jurisdictions and the overall level of pre-tax book income, including the impact of non-recurring items. The Company’s effective income tax rate for the three months ended September 30, 2012 was lower than the statutory rate, primarily due to foreign operations which are subject to lower tax rates and permanent differences.

At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The Company has previously filed refund claims for certain losses, pertaining to periods prior to the Separation, in a foreign jurisdiction that have been subject to litigation. As of June 30, 2013, the Company had not recognized an asset for these claims since such amounts were being disputed by the foreign tax authority and the resolution was not determinable at that date because the foreign tax authority had further legal recourse including the ability to appeal a favorable ruling for the Company.

In the first quarter of fiscal 2014, the foreign tax authority determined that it would not appeal such ruling received by the Company in July 2013 and therefore, a portion of the uncertain matter has been resolved in the quarter. As a result, the Company received a refund of taxes plus interest of $555 million in October 2013 and recorded a tax benefit, net of applicable taxes, of $483 million to Income tax benefit in the Statements of Operations for the three months ended September 30, 2013.

Refunds received related to these matters are to be remitted to 21st Century Fox in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, the Company recorded an expense to Other, net of $483 million for the payable to 21st Century Fox in the Statements of Operations for the three months ended September 30, 2013. This is included in Amounts due to 21st Century Fox, net on the Balance Sheets as of September 30, 2013.

In addition, the Company may receive an additional refund of taxes of nil to $200 million plus interest for periods still subject to the foreign tax authority’s review. It is possible that this uncertainty will be resolved during fiscal 2014. Additional refunds received related to this matter are also subject to the terms of the Tax Sharing and Indemnification Agreement and would be payable to 21st Century Fox.

During the three months ended September 30, 2013 and 2012, the Company paid gross income taxes of $19 million and $31 million, respectively and received income tax refunds of $17 million and $2 million, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 12. SEGMENT INFORMATION

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the global product offerings of The Wall Street Journal and Barron’s publications, The Wall Street Journal Digital Network (“WSJDN”) and the Company’s suite of information services, including DJX, Dow Jones Newswires and Factiva. In addition to WSJ.com and Barrons.com, WSJDN includes MarketWatch, AllThingsD and related services. The Company launched DJX in April 2013 as a bundle of underlying products, including Factiva, Dow Jones Newswires (including the new DJ Dominant wire), certain Private Markets products (e.g., Venturesource, LP Source), certain Risk & Compliance products, WSJ.com and Barrons.com.

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

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia with seven standard definition television channels, high definition versions of five of these channels, an interactive viewing application, several IPTV channels and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League, international cricket as well as the National Football League (“NFL”). Prior to the November 2012 acquisition of the portion of FOX SPORTS Australia that it did not own, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company now owns 100% of FOX SPORTS Australia and its results are included within this new segment.

•

Digital Real Estate Services—The Company owns 61.6% of REA Group Limited (“REA Group”), a publicly traded company listed on the ASX (ASX: REA) that is a leading digital advertising business specializing in real estate services. REA Group operates Australia’s largest residential property website, realestate.com.au, as well as Australia’s leading commercial property website, realcommercial.com.au. REA Group also operates a market-leading Italian property site, casa.it, and other property sites and apps in Europe and Hong Kong.

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

•

Amplify Access, which is developing an open, tablet-based distribution platform that integrates its existing assessment and analytics tools and services with its digital curricula as well as third-party content and interactive applications.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company’s corporate Strategy and Creative group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

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

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: Depreciation and amortization; impairment and restructuring charges; equity earnings of affiliates; interest, net; other, net; income tax benefit and net income attributable to noncontrolling interests. The Company believes that information about Segment EBITDA assists all users of its Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insight into both operations and the other factors that affect reported results.

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

Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business. Segment EBITDA provides management, investors and equity analysts a measure to analyze operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). The following table reconciles Total Segment EBITDA to Net income (loss) attributable to News Corporation stockholders.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2013	2012
	(in millions)
Revenues:
News and Information Services	$1,495	$1,666
Cable Network Programming	132	—
Digital Real Estate Services	90	81
Book Publishing	328	352
Other	27	34

Total Revenues	2,072	2,133

Segment EBITDA:
News and Information Services	$133	$126
Cable Network Programming	29	—
Digital Real Estate Services	44	35
Book Publishing	43	40
Other	(108)	(112)

Total Segment EBITDA	141	89

Depreciation and amortization	(141)	(125)
Impairment and restructuring charges	(27)	(115)
Equity earnings of affiliates	13	26
Interest, net	17	11
Other, net	(441)	3

Loss before income tax benefit	(438)	(111)
Income tax benefit	476	28

Net income (loss)	38	(83)
Less: Net income attributable to noncontrolling interests	(11)	(9)

Net income (loss) attributable to News Corporation stockholders	$27	$(92)

	As of September 30,	As of June 30,
	2013	2013
	(in millions)
Total assets:
News and Information Services	$7,670	$7,552
Cable Network Programming	1,392	1,414
Digital Real Estate Services	402	393
Book Publishing	1,355	1,355
Other	2,953	2,430
Investments	2,571	2,499

Total assets	$16,343	$15,643

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	As of September 30,	As of June 30,
	2013	2013
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,662	$2,657
Cable Network Programming	1,186	1,170
Digital Real Estate Services	79	77
Book Publishing	599	605
Other	387	402

Total goodwill and intangible assets, net	$4,913	$4,911

NOTE 13. ADDITIONAL FINANCIAL INFORMATION

Receivables, net

Receivables are presented net of an allowance for returns and doubtful accounts, which is an estimate of amounts that may not be collectible. In determining the allowance for returns, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products. Based on this information, management reserves a certain portion of revenues that provide the customer with the right of return. The allowance for doubtful accounts is estimated based on historical experience, receivable aging, current economic trends and specific identification of certain receivables that are at risk of not being collected.

Receivables, net consist of:

	As of September 30, 2013	As of June 30, 2013
	(in millions)
Receivables	$1,596	$1,510
Allowances for returns and doubtful accounts	(170)	(175)

Receivables, net	$1,426	$1,335

The Company’s receivables did not contain significant concentrations of credit risk as of September 30, 2013 or June 30, 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Current Assets

The following table sets forth the components of Other current assets:

	At September 30, 2013	At June 30, 2013
	(in millions)
Inventory(a)	$275	$301
Assets held for sale(b)	—	89
Deferred tax assets	55	55
Prepayments and other current assets	202	206

Total Other current assets	$532	$651

(a)	Inventory at September 30, 2013 and June 30, 2013 was primarily comprised of books, programming rights, newsprint, printing ink and plate material for the Company’s publishing operations.
(b)	Assets held for sale at June 30, 2013 was comprised primarily of the net assets of the Dow Jones Local Media Group.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of September 30, 2013	As of June 30, 2013
	(in millions)
Royalty advances to authors	$258	$248
Notes receivable(a)	116	108
Deferred tax assets	134	139
Other	109	103

Total Other non-current assets	$617	$598

(a)	Notes receivable relates to the Company’s sale of its former U.K. newspaper division headquarters.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of September 30, 2013	As of June 30, 2013
	(in millions)
Current tax payable	$72	$28
Current deferred income tax	61	61
Royalties and commissions payable	177	154
Other	163	189

Total Other current liabilities	$473	$432

Other, net

The following table sets forth the components of Other, net:

	For the three months ended September 30,
	2013	2012
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$(483)	$—
Gain on third party pension contribution(b)	37	—
Other, net	5	3

Total Other, net	$(441)	$3

(a)	See Note 11 – Income Taxes
(b)	See Note 10 – Pension and Other Postretirement Benefits

NOTE 14. SUBSEQUENT EVENTS

In October 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for an unsecured $650 million five-year revolving credit facility (the “Facility”) to the Company for general corporate purposes. The Facility has a sublimit of $100 million available for issuances of letters of credit. Under the Credit Agreement, the Company may request increases in the amount of the Facility up to a maximum amount of $900 million. Subject to certain conditions stated in the Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Facility during the term of the Credit Agreement. All amounts under the Credit Agreement are due on October 23, 2018, unless the commitments are terminated earlier either at the request of the Company or, if an event of default occurs, by the designated agent at the request or with the consent of the lenders (or automatically in the case of certain bankruptcy-related events). The Company may request that the commitments be extended under certain circumstances as set forth in the Credit Agreement for up to two additional one-year periods. Additionally, interest on borrowings is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement which varies based on the Company’s adjusted operating income leverage ratio. Initially the Company will be paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q). The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited Consolidated and Combined Financial Statements of News Corporation and related notes set forth elsewhere herein and News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the SEC on September 20, 2013 (the “2013 Form 10-K”).

INTRODUCTION

News Corporation (together with its subsidiaries, “News Corporation” or the “Company”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, cable network programming in Australia, digital real estate services, book publishing, digital education and pay-TV distribution in Australia.

The Separation and Distribution

On June 28, 2013 (the “Distribution Date”), the Company completed the separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”). As of the effective time of the Separation, all of the outstanding shares of the Company were distributed to 21st Century Fox stockholders based on a distribution ratio of one share of Company Class A or Class B Common Stock for every four shares of 21st Century Fox Class A or Class B Common Stock, respectively, held of record as of June 21, 2013 (the “Record Date”). Following the Separation, the Company’s Class A and Class B Common Stock began trading independently on The NASDAQ Global Select Market (“NASDAQ”), and CHESS Depository Interests representing the Company’s Class A and Class B Common Stock began trading on the Australian Securities Exchange (“ASX”). In connection with the Separation, the Company entered into the separation and distribution agreement (the “Separation and Distribution Agreement”) and certain other related agreements which govern the Company’s relationship with 21st Century Fox following the Separation. (See Note 8 to the unaudited Consolidated and Combined Financial Statements of News Corporation for further information).

Subsequent to the Distribution Date, the Company’s financial statements as of June 30, 2013 and as of and for the three months ended September 30, 2013 are presented on a consolidated basis as the Company became a separate consolidated group. The Company’s consolidated statement of operations for the three months ended September 30, 2013 reflects the Company’s operations as a stand-alone company. The Company’s consolidated balance sheets as of June 30, 2013 and September 30, 2013 consist of the Company’s consolidated balances, subsequent to the Separation.

Prior to the Separation, the Company’s combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of 21st Century Fox. The Company’s financial statements for the three months ended September 30, 2012 have been prepared on a combined basis and presented as carve-out financial statements as the Company was not a separate consolidated group prior to the Distribution Date. These statements reflect the combined historical results of operations and cash flows of 21st Century Fox’s publishing businesses, its education division and other Australian assets.

Prior to the Separation, the Company’s combined statement of operations included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from 21st Century Fox are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect the Company’s combined results of operations and cash flows had it been a stand-alone company during the period presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The consolidated and combined financial statements will be referred to as the “Financial Statements” herein. The consolidated and combined statements of operations will be referred to as the “Statements of Operations” herein. The consolidated balance sheets will be referred to as the “Balance Sheets” herein.

The Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

For purposes of the Company’s Financial Statements for periods prior to the Separation, income tax expense has been recorded as if the Company filed tax returns on a stand-alone basis separate from 21st Century Fox. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a stand-alone enterprise for the periods prior to the Distribution Date. Therefore, cash tax payments for periods prior to the Separation may not be reflective of the Company’s actual tax balances. Prior to the Separation, the Company’s operating results were included in 21st Century Fox’s consolidated U.S. federal and state income tax returns. The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that have occurred to date during fiscal 2014 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2013 and 2012. This analysis is presented on both a consolidated or combined basis and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2013 and 2012 as well as a discussion of the Company’s financial arrangements and outstanding commitments both firm and contingent, that existed as of September 30, 2013.

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the global product offerings of The Wall Street Journal and Barron’s publications, The Wall Street Journal Digital Network (“WSJDN”) and the Company’s suite of information services, including DJX, Dow Jones Newswires and Factiva. In addition to WSJ.com and Barrons.com, WSJDN includes MarketWatch, AllThingsD and related services. The Company launched DJX in April 2013 as a bundle of underlying products, including Factiva, Dow Jones Newswires (including the new DJ Dominant wire), certain Private Markets products (e.g., Venturesource, LP Source), certain Risk & Compliance products, WSJ.com and Barrons.com. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes the integrated marketing services business, News America Marketing (“NAM”), a leading provider of free-standing coupon inserts, in-store marketing products and digital marketing solutions. NAM’s customers include many of the largest consumer packaged goods advertisers in the U.S. and Canada.

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia with seven standard definition television channels, high definition versions of five of these channels, an interactive viewing application, several IPTV channels and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League, Super 15 and international rugby, international cricket as well as the National Football League (“NFL”). Prior to the November 2012 acquisition of the portion of FOX SPORTS Australia that it did not own, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company now owns 100% of FOX SPORTS Australia and its results are included within this new segment.

•

Digital Real Estate Services—The Company owns 61.6% of REA Group Limited (“REA Group”), a publicly traded company listed on the ASX (ASX: REA) that is a leading digital advertising business specializing in real estate services. REA Group operates Australia’s largest residential property website, realestate.com.au, as well as Australia’s leading commercial property website, realcommercial.com.au. REA Group also operates a market-leading Italian property site, casa.it, and other property sites and apps in Europe and Hong Kong.

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

•

Other—The Other segment consists of Amplify, the corporate Strategy and Creative Group, general corporate overhead expenses and costs related to the U.K. Newspaper Matters. Amplify focuses on three areas of business: data and analytics; digital curriculum; and distribution platforms for education. The Company’s corporate Strategy and Creative Group has been formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

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

Cable Network Programming

The Cable Network Programming segment consists of FOX SPORTS Australia which offers the following channels: FOX SPORTS 1, FOX SPORTS 2, FOX SPORTS 3, FOX FOOTY, FOX SPORTS NEWS, FUEL TV and SPEED. Revenue is derived from monthly affiliate fees received from cable and satellite television systems and other distribution systems based on the number of subscribers.

FOX SPORTS Australia competes primarily with ESPN, the FTA channels and certain telecommunications companies in Australia.

The most significant operating expenses of the Cable Network Programming segment are the acquisition and production expenses related to programming and the expenses related to operating the technical facilities of the broadcast operations. Other expenses include marketing and promotional expenses related to improving the market visibility and awareness of the channels and its programming. Additional expenses include salaries, employee benefits, rent and other routine overhead expenses.

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

Operating expenses for the Book Publishing segment include costs related to paper, printing, authors’ royalties, editorial, promotional, art and design expenses. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead.

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

Other

The Other segment primarily consists of Amplify, the corporate Strategy and Creative Group, general corporate overhead expenses and costs related to the U.K. Newspaper Matters. Amplify, the Company’s digital education business concentrating on the K-12 learning market, is focused on transforming teaching and learning by creating and scaling digital innovations in three areas:

•

Amplify Insight, Amplify’s data and analytics division, which formerly operated under the brand Wireless Generation Inc. (“Wireless Generation”), commenced operations in 2000 and was acquired in fiscal 2011. Amplify Insight provides powerful assessment products and services to support staff and technology development, including student assessment tools and analytic technologies, intervention programs, enterprise education information systems, and professional development and consulting services.

•

Amplify Learning, Amplify’s nascent digital curriculum business, is developing new content in English Language Arts, Science and Math, including software that will combine interactive, game-like experiences with rigorous analytics, all driven by adaptive technologies that respond to individual students’ needs as they evolve. Amplify Learning’s digital curriculum will incorporate the new Common Core State Standards that are expected to be implemented in 45 states beginning with the 2014-2015 school year.

•

Amplify Access, Amplify’s distribution platform business, which is developing new distribution and delivery mechanisms. This consists of an open tablet-based distribution platform that will offer curated third-party as well as proprietary curricular and extracurricular content, sophisticated analytic capabilities, a tablet, and 4G connectivity through a subscription-based bundle optimized for the K-12 market to facilitate personalized instruction and enable anywhere, anytime learning.

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

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2013 versus the three months ended September 30, 2012

The following table sets forth the Company’s operating results for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

	For the three months ended September 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$958	$1,041	$(83)	(8)%
Circulation and Subscription	679	608	71	12%
Consumer	311	326	(15)	(5)%
Other	124	158	(34)	(22)%

Total Revenues	2,072	2,133	(61)	(3)%
Operating expenses	(1,295)	(1,334)	39	(3)%
Selling, general and administrative	(636)	(710)	74	(10)%
Depreciation and amortization	(141)	(125)	(16)	13%
Impairment and restructuring charges	(27)	(115)	88	(77)%
Equity earnings of affiliates	13	26	(13)	(50)%
Interest, net	17	11	6	55%
Other, net	(441)	3	(444)	* *

Loss before income tax benefit	(438)	(111)	(327)	* *
Income tax benefit	476	28	448	* *

Net income (loss)	38	(83)	121	* *
Less: Net income attributable to noncontrolling interests	(11)	(9)	(2)	22%

Net income (loss) attributable to News Corporation	$27	$(92)	$119	* *

**	not meaningful

Revenues—Revenues decreased 3% for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013.

The revenue decrease was mainly due to lower revenues at the News and Information Services segment of $171 million from lower revenues at the Australian newspapers reflecting the continued challenging economic environment; the impact of foreign currency fluctuations; and lower revenues at Dow Jones primarily from lower Institutional product revenues; the disposal of the Dow Jones Local Media Group and lower other revenues. Also contributing to the decrease were lower revenues at the Book Publishing segment of $24 million. These revenue decreases were partially offset by the inclusion of revenues resulting from the consolidation of FOX SPORTS Australia in November 2012 of $132 million and increased revenues at the Digital Real Estate segment of $9 million.

Operating Expenses—Operating expenses decreased 3% for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013, primarily due to lower operating expenses at the News and Information Services and Book Publishing segments of $125 million and $21 million, respectively. The decreased operating expenses were primarily due to lower production and manufacturing costs resulting from reduced revenues and the impact of cost containment initiatives. These decreases in operating expenses were partially offset by the inclusion of operating expenses resulting from the consolidation of FOX SPORTS Australia of $97 million and increased operating expenses at the Other segment of $10 million.

Selling, general and administrative expenses—Selling, general and administrative expenses decreased 10% for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013, primarily due to lower expenses at the News and Information Services and Other segments of $53 million and $21 million, respectively. The decrease at the News and Information Services segment was primarily due to the impact of cost savings initiatives and the decrease at the Other segment was primarily due to lower fees and costs related to the U.K. Newspaper Matters, partially offset by higher expenses at Amplify.

Depreciation and amortization—Depreciation and amortization increased 13% for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013, primarily due to the inclusion of expenses resulting from the consolidation of FOX SPORTS Australia of approximately $9 million and higher depreciation expense at the News and Information Services segment of $7 million primarily due to accelerated depreciation at the U.K. newspapers for changes in the useful lives of leased facilities which the Company will be exiting in fiscal 2014.

Impairment and restructuring charges—During the three months ended September 30, 2013, the Company recorded restructuring charges of $27 million, of which $23 million related to the newspaper businesses. The restructuring charges recorded in the first quarter of fiscal 2014 were primarily for employee termination benefits.

During the three months ended September 30, 2012, the Company recorded restructuring charges of $115 million, of which $112 million related to the newspaper businesses. The restructuring charges primarily related to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper business. The restructuring charges recorded in the first quarter of fiscal 2013 were primarily for employee termination benefits in Australia and contract termination payments in the U.K.

Equity earnings of affiliates—Equity earnings of affiliates decreased $13 million for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013, primarily due to the consolidation of FOX SPORTS Australia and the sale of the Company’s investment in SKY Network Television Ltd., partially offset by the Company’s increased ownership interest in Foxtel and lower losses at other equity affiliates.

	For the three months ended September 30,
	2013	2012	Change	% Change
	(in millions, except %)
Foxtel(a)	$13	$5	$8	* *
Pay television and cable network programming equity affiliates(b)	—	22	(22)	(100)%
Other equity affiliates	—	(1)	1	(100)%

Total Equity earnings of affiliates	$13	$26	$(13)	(50)%

**	not meaningful
(a)

The Company owned 25% of Foxtel through November 2012. In November 2012, the Company increased its ownership in Foxtel to 50% as a result of the CMH acquisition. In accordance with ASC 350, the Company amortized $16 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three months ended September 30, 2013. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

(b)

Includes equity earnings of FOX SPORTS Australia and SKY Network Television Ltd. The Company acquired the remaining interest in FOX SPORTS Australia in November 2012 as a result of the CMH acquisition and sold its investment in SKY Network Television Ltd. in March 2013. The results of FOX SPORTS Australia have been included within the Cable Network Programming segment in the Company’s consolidated results of operations since November 2012.

Interest, net—Interest, net for the three months ended September 30, 2013 increased $6 million as compared to the corresponding period of fiscal 2013, primarily due to increased interest income from the note receivable from Foxtel due to an increased investment in Foxtel as a result of the acquisition of CMH in November 2012. (See Note 4 to the unaudited Consolidated and Combined Financial Statements of News Corporation).

Other, net

	For the three months ended September 30,
	2013	2012
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$(483)	$—
Gain on third party pension contribution(b)	37	—
Other, net	5	3

Total Other, net	$(441)	$3

(a)

The Company has previously filed refund claims for certain losses, pertaining to periods prior to the Separation, in a foreign jurisdiction that have been subject to litigation. In the first quarter of fiscal 2014, the foreign tax authority determined that it would not appeal a favorable ruling received by the Company in July 2013 and therefore, a portion of the uncertain matter has been resolved in the quarter. As a result, the Company received a refund of taxes plus interest of $555 million in October 2013 and recorded a tax benefit, net of applicable taxes, of $483 million in the Statements of Operations. Pursuant to the Tax Sharing and Indemnification Agreement, refunds received related to these matters are to be remitted to 21st Century Fox. Accordingly, the Company recorded an expense to Other, net of $483 million for the payable to 21st Century Fox in the Statements of Operations for the three months ended September 30, 2013. (See Note 11 to the unaudited Consolidated and Combined Financial Statements of News Corporation).

(b)

During the first quarter of fiscal 2014, a $37 million contribution was made by a third party to one of the Company’s pension plans in connection with the sale of a business in a prior period. The contribution was contractually stipulated in the sale agreement and was made on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statements of Operations during the three months ended September 30, 2013. (See Note 10 to the unaudited Consolidated and Combined Financial Statements of News Corporation).

Income tax benefit—The Company’s effective income tax rate for the three months ended September 30, 2013 was higher than the statutory rate primarily due to the impact of the refund from a foreign jurisdiction matter, certain non-taxable indemnification payments received from 21st Century Fox and other permanent differences. In addition, the Company’s effective tax rate is dependent on the mix of pre-tax book income or loss between jurisdictions and the overall level of pre-tax book income, including the impact of non-recurring items. (See Note 11 to the unaudited Consolidated and Combined Financial Statements of News Corporation).

The Company’s effective income tax rate for the three months ended September 30, 2012 was lower than the statutory rate, primarily due to its foreign operations which are subject to lower tax rates and permanent differences.

Net income (loss)—Net income of $38 million for the three months ended September 30, 2013 improved as compared to a net loss of $83 million for the corresponding period of fiscal 2013, primarily due to lower impairment and restructuring charges of $88 million, lower fees and costs related to the U.K. Newspaper Matters of $44 million and lower expenses due to the reduction in circulation volumes and cost savings initiatives, partially offset by lower revenues of $61 million.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $2 million for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013, due to higher results at REA Group.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: Depreciation and amortization, impairment and restructuring charges, equity earnings of affiliates, interest, net, other, net, income tax benefit and net income attributable to noncontrolling interests. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance and allocate resources within the Company’s businesses. Segment EBITDA provides management, investors and equity analysts a measure to analyze operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The following table reconciles Total Segment EBITDA to Net income (loss).

	For the three months ended September 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues	$2,072	$2,133	$(61)	(3)%
Operating expenses	(1,295)	(1,334)	39	(3)%
Selling, general and administrative expenses	(636)	(710)	74	(10)%

Total Segment EBITDA	141	89	52	58%
Depreciation and amortization	(141)	(125)	(16)	13%
Impairment and restructuring charges	(27)	(115)	88	(77)%
Equity earnings of affiliates	13	26	(13)	(50)%
Interest, net	17	11	6	55%
Other, net	(441)	3	(444)	* *

Loss before income tax benefit	(438)	(111)	(327)	* *
Income tax benefit	476	28	448	* *

Net income (loss)	$38	$(83)	$121	* *

**	not meaningful

	For the three months ended September 30,
	2013		2012
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$1,495	$133	$1,666	$126
Cable Network Programming	132	29	—	—
Digital Real Estate Services	90	44	81	35
Book Publishing	328	43	352	40
Other	27	(108)	34	(112)

Total	$2,072	$141	$2,133	$89

News and Information Services (72% of the Company’s consolidated revenues in the first three months of fiscal 2014 and 78% of the Company’s combined revenues in the first three months of fiscal 2013)

	For the three months ended September 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$842	$960	$(118)	(12)%
Circulation and Subscription	566	600	(34)	(6)%
Other	87	106	(19)	(18)%

Total Revenues	1,495	1,666	(171)	(10)%
Operating expenses	(936)	(1,061)	125	(12)%
Selling, general and administrative	(426)	(479)	53	(11)%

Segment EBITDA	$133	$126	$7	6%

For the three months ended September 30, 2013, revenues at the News and Information Services segment decreased $171 million, or 10%, as compared to the three months ended September 30, 2012, primarily due to lower advertising revenues of $118 million. The decrease in advertising revenues was primarily due to lower advertising revenues at the Australian newspapers of $101 million resulting from the continued challenging economic environment in Australia and the negative impact of foreign exchange fluctuations; lower advertising revenues at Dow Jones of $15 million, primarily due to the disposal of the Dow Jones Local Media Group; and lower advertising revenues at the U.K. newspapers of $10 million, primarily resulting from the absence of Olympic-related revenue in the three months ended September 30, 2013. The decrease was partially offset by increased advertising revenues at the integrated marketing services business of $9 million, primarily due to higher in-store marketing revenues.

Circulation and subscription revenues decreased $34 million as compared to the corresponding period of fiscal 2013. The decrease was primarily due to decreased revenues at the Australian newspapers of $14 million principally resulting from the negative impact of foreign exchange fluctuations as decreased revenues due to lower print circulation volume were offset by cover price increases. Revenues decreased $9 million at the U.K. Newspapers principally resulting from lower print circulation volume, partially offset by price increases and increased digital subscription revenues. Dow Jones revenues decreased $7 million primarily due to lower Institutional product revenue, partially offset by increased circulation revenues at The Wall Street Journal and at WSJ.com.

Other revenues decreased $19 million primarily resulting from lower other revenues at Dow Jones of $8 million, principally resulting from lower third party printing and content distribution revenues and lower revenues at the Australian newspapers and U.K. newspapers of $6 million and $4 million, respectively.

For the three months ended September 30, 2013, Segment EBITDA at the News and Information Services segment increased $7 million, or 6%, as compared to the corresponding period of fiscal 2013, primarily due to a $17 million increase at the U.K. newspapers due to decreased production costs and Olympic-related promotional spending in the prior period that did not recur in the current period and promotional, editorial and distribution cost savings, offset by increased costs, largely promotional spend and sports rights acquisition, associated with the August 2013 launch of the paid-for Sun digital product, Sun+; a $10 million increase at the integrated marketing service business primarily due to higher revenues as noted above and decreased production costs partially offset by increased retail commission costs; and a $7 million increase as a result of the absence of losses from The Daily which was shutdown in December 2012. These increases were partially offset by a decrease at the Australian newspapers of $27 million principally due to lower advertising revenues as noted above, partially offset by lower production costs and the impact of cost savings initiatives. Dow Jones had minimal impact on the change in Segment EBITDA at the News and Information Services segment as the lower revenues noted above, were offset by lower expenses resulting from lower production costs and the impact of cost savings initiatives.

News Corp Australia

Revenues at the Australian newspapers for the three months ended September 30, 2013 decreased 22%, as compared to the three months ended September 30, 2012, primarily due to lower advertising revenues and the negative impact of foreign exchange fluctuations. The strengthening of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $58 million for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013.

News U.K.

For the three months ended September 30, 2013, revenues at the U.K. newspapers decreased 6% as compared to the three months ended September 30, 2012, primarily due to lower advertising revenues principally as the result of Olympic-related advertising revenue in the prior period that did not recur in the current period. Circulation and subscription revenues decreased primarily due to lower print circulation volume, partially offset by price increases and increased digital subscription revenues. The strengthening of the U.S. dollar against the British pound resulted in a revenue decrease of $7 million for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013.

Dow Jones

Revenues at Dow Jones for the three months ended September 30, 2013 decreased 7% as compared to the three months ended September 30, 2012, primarily due to the sale of the Dow Jones Local Media Group in September 2013 of $14 million, lower Institutional product revenues of $11 million, lower other revenues of $8 million, principally resulting from lower third party printing and content distribution revenues. The revenue decreases were partially offset by increased circulation revenues at The Wall Street Journal and at WSJ.com of $9 million.

News America Marketing

For the three months ended September 30, 2013, revenues at the integrated marketing services business increased 3% as compared to the three months ended September 30, 2012, primarily due to increased revenues for in-store advertising.

Cable Network Programming (7% of the Company’s consolidated revenues in the first three months of fiscal 2014 and 0% of the Company’s combined revenues in the first three months of fiscal 2013)

	For the three months ended September 30,
	2013	2012	Change
	(in millions)
Revenues:
Advertising	$26	$—	$26
Circulation and Subscription	104	—	104
Other	2	—	2

Total Revenues	132	—	132
Operating expenses	(97)	—	(97)
Selling, general and administrative	(6)	—	(6)

Segment EBITDA	$29	$—	$29

For the three months ended September 30, 2013, revenues at the Cable Network Programming segment were $132 million and Segment EBITDA was $29 million which reflects the consolidation of FOX SPORTS Australia beginning in November 2012 due to the acquisition of CMH.

On a stand-alone basis, revenues at FOX SPORTS Australia for the three months ended September 30, 2013 was consistent with revenue for the corresponding period of fiscal 2013 as increases in advertising and subscription revenues on a local currency basis were offset by the negative impact of changes in foreign currency fluctuations. On a stand-alone basis, Segment EBITDA at FOX SPORTS Australia for the three months ended September 30, 2013 decreased 31% as compared to the corresponding period of fiscal 2013 primarily due to the increased expenses associated with the new National Rugby League rights contract which began in March 2013.

Digital Real Estate Services (4% of the Company’s consolidated revenues in the first three months of fiscal 2014 and 4% of the Company’s combined revenues in the first three months of fiscal 2013)

	For the three months ended September 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$90	$81	$9	11%

Total Revenues	90	81	9	11%
Selling, general and administrative	(46)	(46)	—	—

Segment EBITDA	$44	$35	$9	26%

For the three months ended September 30, 2013, revenues at the Digital Real Estate Services segment increased $9 million, or 11%, as compared to the corresponding period of fiscal 2013, primarily due to an increase in revenue from listing depth product penetration in Australia.

For the three months ended September 30, 2013, Segment EBITDA at the Digital Real Estate Services segment increased $9 million, or 26%, as compared to the corresponding period of fiscal 2013, primarily due to the revenue increase noted above.

Book Publishing (16% of the Company’s consolidated revenues in the first three months of fiscal 2014 and 16% of the Company’s combined revenues in the first three months of fiscal 2013)

	For the three months ended September 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Consumer	$311	$326	$(15)	(5)%
Other	17	26	(9)	(35)%

Total Revenues	328	352	(24)	(7)%
Operating expenses	(240)	(261)	21	(8)%
Selling, general and administrative	(45)	(51)	6	(12)%

Segment EBITDA	$43	$40	$3	8%

For the three months ended September 30, 2013, revenues at the Book Publishing segment decreased $24 million, or 7%, as compared to the corresponding period of fiscal 2013, primarily due to softness in the Christian publishing marketplace which resulted in lower revenues of $10 million and a $9 million decrease resulting from the sale of the Women of Faith live events business and the decision to exit the third party distribution business. E-book sales represented 22% of revenues as compared to 15% in the corresponding period of fiscal 2013, representing a 31% increase. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of $4 million for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013. During the three months ended September 30, 2013, HarperCollins had 51 titles on The New York Times Bestseller List, with 5 titles reaching the number one position.

For the three months ended September 30, 2013, Segment EBITDA at the Book Publishing segment increased $3 million, or 8%, as compared to the corresponding period of fiscal 2013, primarily due to the impact of cost containment initiatives and lower manufacturing costs reflecting the continued shift to e-book sales.

Other (1% of the Company’s consolidated revenues in the first three months of fiscal 2014 and 2% of the Company’s combined revenues in the first three months of fiscal 2013)

	For the three months ended September 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Circulation and Subscription	$9	$8	$1	13%
Other	18	26	(8)	(31)%

Total Revenues	27	34	(7)	(21)%
Operating expenses	(22)	(12)	(10)	83%
Selling, general and administrative	(113)	(134)	21	(16)%

Segment EBITDA	$(108)	$(112)	$4	(4)%

For the three months ended September 30, 2013, revenues at the Other segment decreased $7 million, or 21%, as compared to the corresponding period of fiscal 2013, due to the sale of the Company’s Australian digital businesses during fiscal 2013.

Segment EBITDA at the Other segment for the three months ended September 30, 2013 improved $4 million, or 4%, as compared to the corresponding period of fiscal 2013, primarily due to lower fees and costs related to the U.K. Newspaper Matters of approximately $44 million. The improvement in Segment EBITDA was partially offset by higher expenses of $29 million at Amplify related to increased product development costs, increased corporate overhead expenses of $8 million compared to an allocated basis used for fiscal 2013 and $6 million incurred by the Company’s corporate Strategy and Creative Group.

Prior to the Separation, the Company’s Statements of Operations included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox. For the three months ended September 30, 2013 the Company’s Statement of Operations reflects actual corporate overhead costs incurred by the Company as we perform these functions using our own resources or purchased services from either third parties or 21st Century Fox.

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

The Company incurred gross legal and professional fees and costs for civil settlements related to the U.K. Newspaper Matters in Selling, general and administrative expenses totaling approximately $40 million during the three months ended September 30, 2013, of which $23 million, net of tax, have been or will be indemnified. Accordingly, the Company recorded a contra expense for the after tax costs that were indemnified of $23 million in Selling, general and administrative expenses and recorded a corresponding receivable from 21st Century Fox. The net expense included in Selling, general and administrative expenses was therefore $17 million for the three months ended September 30, 2013 as compared to $61 million for the three months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. In accordance with the Separation and Distribution Agreement, 21st Century Fox made a cash contribution to the Company such that at the Distribution Date, the Company had approximately $2.4 billion of cash on hand and received the remaining $0.2 billion from 21st Century Fox during the first quarter of fiscal 2014. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. In addition, as anticipated in the 2013 Form 10-K, the Company established a revolving credit facility of $650 million in October 2013 and expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if required. Although the Company believes that its future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) its credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See “Item 1A. Risk Factors” for a further discussion.

As of September 30, 2013, the Company’s consolidated assets included $689 million in cash and cash equivalents that was held by its foreign subsidiaries. $230 million of this amount is cash held at the Digital Real Estate Services segment which is not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these funds. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange control and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

The Company’s Board of Directors has authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. All decisions regarding any future stock repurchases will be at the sole discretion of a duly appointed committee of the Company’s Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, if any, other contractual restrictions, as well as legal requirements (including compliance with the IRS private letter ruling), regulatory constraints, industry practice and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Company’s Board of Directors and the Company’s Board of Directors cannot provide any assurances that any shares will be repurchased. Through November 4, 2013 the Company has not repurchased any common stock.

Sources and Uses of Cash—For the three months ended September 30, 2013 versus the three months ended September 30, 2012

Net cash provided by (used in) operating activities for the three months ended September 30, 2013 and 2012 was as follows (in millions):

For the three months ended September 30,	2013	2012
Net cash provided by (used in) operating activities	$59	$(87)

Net cash provided by (used in) operating activities improved by $146 million for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013, which was primarily due to lower restructuring payments of $71 million, the inclusion of Cable Network Programming segment EBITDA in the current period of $29 million, lower tax payments of $27 million and lower payments for fees and costs related to the U.K. Newspaper Matters of $25 million. These increases in net cash provided by operating activities were partially offset by the absence of cash distributions of $16 million received in the corresponding prior year period primarily from SKY Network Television Ltd. as the Company sold its investment in SKY Network Television Ltd. in March 2013.

Net cash provided by (used in) investing activities for the three months ended September 30, 2013 and 2012 was as follows (in millions):

For the three months ended September 30,	2013	2012
Net cash provided by (used in) investing activities	$27	$(294)

The Company had net cash provided by investing activities for the three months ended September 30, 2013 as compared to net cash used in investing activities for the corresponding period of fiscal 2013. In the first quarter of fiscal 2014, the Company received proceeds from dispositions of $96 million primarily resulting from the sale of the Dow Jones Local Media Group partially offset by capital expenditures of $67 million during the period. During the first quarter of fiscal 2013, the Company utilized $228 million in cash for acquisitions primarily resulting from the acquisition of Thomas Nelson and capital expenditures of $64 million.

Net cash provided by financing activities for the three months ended September 30, 2013 and 2012 was as follows (in millions):

For the three months ended September 30,	2013	2012
Net cash provided by financing activities	$205	$244

The change in net cash provided by financing activities for the three months ended September 30, 2013 as compared to the corresponding period of fiscal 2013 was primarily due to net transfers from 21st Century Fox and its affiliates of $217 million during the three months ended September 30, 2013 as compared to $255 million during the three months ended September 30, 2012.

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

The following table presents a reconciliation of net cash provided by (used in) operating activities to free cash flow available to News Corporation:

	For the three months ended September 30,
	2013	2012
	(in millions)
Net cash provided by (used in) operating activities	$59	$(87)
Less: Property, plant and equipment, net of acquisitions	(67)	(64)

	(8)	(151)
Less: REA Group free cash flow	(21)	(21)
Plus: Cash dividends received from REA Group	19	17

Free cash flow available to News Corporation	$(10)	$(155)

Free cash flow available to News Corporation improved by $145 million in the three months ended September 30, 2013 to $(10) million from $(155) in the corresponding period of fiscal 2013 primarily due to the change in net cash provided by (used in) operating activities noted above.

Revolving Credit Agreement

In October 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for an unsecured $650 million five-year revolving credit facility (the “Facility”) to the Company for general corporate purposes. The Facility has a sublimit of $100 million available for issuances of letters of credit. Under the Credit Agreement, the Company may request increases in the amount of the credit facility up to a maximum amount of $900 million. Subject to certain conditions stated in the Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Facility during the term of the Credit Agreement. All amounts under the Credit Agreement are due on October 23, 2018, unless the commitments are terminated earlier either at the request of the Company or, if an event of default occurs, by the designated agent at the request or with the consent of the lenders (or automatically in the case of certain bankruptcy-related events). The Company may request that the commitments be extended under certain circumstances as set forth in the Credit Agreement for up to two additional one-year periods. Additionally, interest on borrowings is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable.

The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement which varies based on the Company’s adjusted operating income leverage ratio. Initially the Company will be paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

At the time of this filing, the Company has not borrowed any funds under the Facility.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Other than as previously disclosed in these notes to the Company’s consolidated and combined financial statements, the Company’s commitments have not changed significantly from the disclosures included in the 2013 Form 10-K.

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

As of September 30, 2013, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $78 million, of which $53 million will be indemnified by 21st Century Fox and a corresponding receivable was recorded in Amounts due to 21st Century Fox, net on the Balance Sheet. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal year ended June 30, 2013:

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

Stock Prices

The Company has one common stock investment in Nation Multimedia Group plc, a publicly traded company in Thailand, which is subject to market price volatility. This investment is a cost method investment which is not material. As a result, the Company has limited exposure to stock price risk.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of September 30, 2013 or June 30, 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2013 and June 30, 2013, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed below.

U.K. Newspaper Matters and Related Investigations and Litigation

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. was filed on behalf of all purchasers of 21st Century Fox’s common stock between March 3, 2011 and July 11, 2011, in the U.S. District Court for the Southern District of New York (the “Wilder Litigation”). The plaintiff brought claims under Section 10(b) and Section 20(a) of the Exchange Act, alleging that false and misleading statements were issued regarding alleged acts of voicemail interception at The News of the World. The suit named as defendants 21st Century Fox, Rupert Murdoch, James Murdoch and Rebekah Brooks, and sought compensatory damages, rescission for damages sustained, and costs.

On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff in the litigation and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint was to be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. Defendants have filed their motions to dismiss, which are pending. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including the Wilder Litigation.

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

The Company incurred legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $40 million and $61 million during the three months ended September 30, 2013 and 2012, respectively. With respect to the fees and costs incurred during the three months ended September 30, 2013, the Company has been or will be indemnified by 21st Century Fox for $23 million, net of tax, pursuant to the indemnification arrangements described above.

As of September 30, 2013, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $78 million, of which $53 million will be indemnified by 21st Century Fox and a corresponding receivable was recorded in Amounts due to 21st Century Fox, net on the Balance Sheets as of September 30, 2013. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

On February 15, 2013, a purported class of independent bricks-and-mortar bookstores filed an action in the U.S. District Court for the Southern District of New York entitled The Book House of Stuyvesant Plaza, Inc, et. al. v. Amazon.com, Inc., et. al., which relates to the digital rights management protection (“DRM”) of certain publishers’, including HarperCollins’, e-books being sold by Amazon.com, Inc. Plaintiffs filed an Amended Complaint on March 21, 2013. The case involves allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust laws by virtue of requiring DRM protection. The action seeks declaratory and injunctive relief, reasonable costs and attorneys’ fees. On April 1, 2013, Defendants moved to dismiss the Amended Complaint. The court heard oral argument on Defendants’ motion to dismiss on April 25, 2013. Additional information about The Book House Of Stuyvesant Plaza, Inc. et. al. v. Amazon.Com, Inc. et. al., Civil Action No. 1:13-cv-01111-JSR, can be found on PACER. While it is not possible to predict with any degree of certainty the ultimate outcome of this class action, HarperCollins believes it was compliant with applicable antitrust laws and intends to defend itself vigorously.

The Company is not able to predict the ultimate outcome or cost of the unresolved HarperCollins matters described above. During the years ended June 30, 2013 and 2012, the legal and professional fees and settlements incurred in connection with these matters were not material, and as of September 30, 2013, the Company did not have a material accrual related to these matters.

Other

On August 16, 2013, in connection with a pending action in the United States District Court for the Eastern District of Michigan in which The Dial Corporation, H.J. Heinz Company and Foster Poultry Farms (with Foster Poultry Farms as proposed class representative on behalf of putative classes of purchasers) alleged various claims under federal and state antitrust law against News Corporation, News America Incorporated, News America Marketing FSI L.L.C., and News America Marketing In-Store Services L.L.C. (together, the “NAM Group”), plaintiffs filed a motion for leave to file a third amended complaint, with plaintiffs The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC, BEF Foods, Inc., and Spectrum Brands, Inc. asserting the same federal and state antitrust claims both individually and on behalf of the two putative classes in connection with plaintiffs’ purchase of in-store marketing services and free-standing insert coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees. On September 24, 2013, the NAM Group’s motion to transfer the action to the Southern District of New York was granted by the district court judge. On October 24, 2013, on consent of the parties, plaintiffs filed their third amended complaint.

In a parallel action, News America Marketing FSI L.L.C. and News America Marketing In-Store Services L.L.C. filed a complaint in the United States District Court for the Southern District of New York against The Dial Corporation, H.J. Heinz Company, H.J. Heinz Company L.P. and Foster Poultry Farms, seeking a declaratory judgment that plaintiffs did not violate federal or state antitrust laws and for damages for breach of contract. On August 28, 2013, the defendants filed a motion to dismiss. On October 21, 2013, on consent of the parties, the court issued an order staying the declaratory judgment action until January 20, 2014.

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

You should carefully consider the following risks and other information in this Quarterly Report on Form 10-Q in evaluating the Company and its common stock. Any of the following risks could materially and adversely affect the Company’s business, results of operations or financial condition, and could, in turn, impact the trading price of the Company’s common stock. The risk factors generally have been separated into three groups: risks related to the Company’s business, risks related to the Company’s Separation from 21st Century Fox and risks related to the Company’s common stock.

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

No Assurance of Profitability of Amplify.

Many of Amplify’s newer lines of business are still under development. Accordingly, Amplify’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as digital education. These risks for Amplify include, but are not limited to, an evolving business model and the management of growth. Amplify must, among other things, develop a customer base for its full range of offerings, including by utilizing the existing customers associated with its data and analytics business, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its software and content offerings, respond to competitive developments, and attract, retain and motivate qualified personnel. Since the 2010 acquisition of Wireless Generation (for approximately $390 million in cash), the former brand of Amplify’s data and analytics business, now Amplify Insight and the initiation of the development of the broader business initiatives of Amplify, the Company’s digital education business has recorded a cumulative loss before income taxes of approximately $322 million, which includes $52 million of depreciation and amortization, through September 30, 2013. The portion of the cumulative loss before income taxes recognized in the three months ended September 30, 2013 was approximately $57 million which includes approximately $6 million of depreciation and amortization. Losses are expected to be higher in fiscal 2014 than 2013 as a result of continued product development efforts. Significant expenses associated with Amplify’s businesses include salaries, employee benefits and other routine overhead associated with product development. There can be no assurance that Amplify will be successful in addressing these risks or in achieving these goals, and the failure to do so could have a material adverse effect on Amplify’s business, prospects, financial condition and results of operations.

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

Global Economic Conditions May Have a Continuing Adverse Effect on the Company’s Business.

The U.S. and global economies have undergone a period of economic uncertainty, which caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence weakened the economic climate in certain markets in which the Company does business and has had and may continue to have an adverse effect on its business, results of operations, financial condition and liquidity. A continued decline in these economic conditions could further impact the Company’s business, reduce its advertising and other revenues and negatively impact the performance of its newspapers, books, television operations and other consumer products. These conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company. In particular, the Company has significant exposure to certain Australian business risks, including specific Australian legal and regulatory risks, consumer preferences and competition because it holds a substantial amount of Australian assets. As a result, the Company’s results of operations may be adversely affected by negative developments in the Australian market. Although the Company believes that its capitalization, operating cash flow and current access to credit markets, including the Company’s new credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair the Company’s liquidity or increase its cost of borrowing.

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

From July 1, 2010 through September 30, 2013, the Company incurred aggregate fees, costs and expenses related to the U.K. Newspaper Matters of $415 million, net of costs that have been or will be indemnified by 21st Century Fox, which includes $26 million paid to claimants for civil settlements. As of September 30, 2013, the Company accrued $78 million, representing its best estimate of the liability for the claims that have been filed, as well as incurred but unpaid legal and professional fees. Certain liabilities recorded by the Company as of September 30, 2013 related to matters that will be indemnified by 21st Century Fox as described below. Amounts due from 21st Century Fox relating to indemnified costs were approximately $53 million as of September 30, 2013.

The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair the Company’s ability to conduct its business and adversely affect its results of operations and financial condition. See “Item 1. Legal Proceedings” and Note 9 to the Unaudited Consolidated and Combined Financial Statements of News Corporation for additional information.

The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.

As a result of adverse developments in the Company’s industry and challenging economic and market conditions, the Company may recognize impairment charges for write-downs of goodwill and intangible assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s financial results. In the fourth quarter of fiscal 2013, as part of its long-range planning process in preparation for the Separation, the Company adjusted its future outlook and related strategy principally with respect to its News and Information Services business in Australia and secondarily with respect to its News and Information Services businesses in the U.S. These adjustments reflect adverse trends affecting the Company’s News and Information Services segment, including declines in advertising revenue and continued declines in the economic environment in Australia, and resulted in a reduction in expected future cash flows. Consequently, the Company determined that the fair value of these reporting units had declined below their respective carrying values and recorded an impairment charge of approximately $1.4 billion ($1.1 billion, net of tax) in the fiscal year ended June 30, 2013. In response to these challenging conditions the Company reorganized its Australian newspaper businesses and recognized $293 million of restructuring charges in the year ended June 30, 2013, a significant portion of which resulted from its restructuring activities in Australia and the U.K. The Company recognized an additional $27 million of restructuring charges in the three months ended September 30, 2013, a significant portion of which resulted from restructuring activities at its newspaper businesses.

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

In addition, the Company’s newspaper businesses in the U.K. are likely to be subject to greater regulation and oversight following the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by Prime Minister David Cameron in mid-2011. The inquiry was triggered by allegations of illegal voicemail interception at the Company’s former publication, The News of the World. Lord Justice Leveson, Chairman of the Inquiry, has concluded the first part of the inquiry and published a report in late November 2012 containing various recommendations for greater regulation and oversight of the U.K. press. In response, the U.K. Government is taking steps to establish a regulatory framework to oversee a new U.K. press regulator. A majority of the U.K. press have proposed an alternative regulator, the Independent Press Standards Organisation, to be established by the industry. Either form of new regulatory regime is likely to impose burdens on the print media in the U.K., including the Company’s newspaper businesses in the U.K., that may result in competitive disadvantages versus other forms of media and may increase the costs of compliance.

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

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control.

Newsprint is one of the largest expenses of the Company’s publishing units. During the three months ended September 30, 2013, the Company’s average cost per ton of newsprint was approximately 4.0% higher than its historical average annual cost per ton over the past five fiscal years. The price of newsprint has historically been volatile and the consolidation of newsprint mills over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Failure to maintain the Company’s current consumption levels, further supplier consolidation or the inability to maintain the Company’s existing relationships with its newsprint suppliers could adversely impact newsprint prices in the future.

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

Under the terms of the Separation and Distribution Agreement, in consideration for 21st Century Fox’s agreement to certain indemnification arrangements, the Company agreed that 21st Century Fox would have the right to control the Company’s defense of civil claims relating to the U.K. Newspaper Matters. In exercising its rights to control the defense of the civil claims relating to the U.K. Newspaper Matters, 21st Century Fox may be guided by interests that are different than or adverse to the Company’s interests and the interests of its stockholders and advocate strategies that the Company’s management would not otherwise adopt. Furthermore, if the Company fails to comply with these control arrangements or does not consent to settlements with respect to such matters proposed by 21st Century Fox, the Company has agreed with 21st Century Fox that it will, at 21st Century Fox’s discretion, forego any indemnification with regard to such or all of these matters. The Company’s inability to take actions with respect to these civil matters without 21st Century Fox’s consent or the Company’s adoption of strategies advocated by 21st Century Fox could damage the Company’s reputation or impair the Company’s ability to conduct its business while the taking of any such action by the Company without 21st Century Fox’s consent in breach of the Company’s agreements could increase its liability exposure with regard to such matters and adversely affect the Company’s results of operations and financial condition. See “Item 1. Legal Proceedings” and Note 9 to the Unaudited Consolidated and Combined Financial Statements of News Corporation for additional information.

There Can Be No Assurance That the Company Will Have Access to the Capital Markets on Terms Acceptable to It.

From time to time the Company may need to access the long-term and short-term capital markets to obtain financing. Although the Company believes that the sources of capital currently in place, including the Company’s new credit facility, will permit the Company to finance its operations for the foreseeable future on acceptable terms and conditions, the Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) the Company’s financial performance, (2) the Company’s credit ratings or absence of a credit rating, (3) the liquidity of the overall capital markets and (4) the state of the economy. There can be no assurance, particularly as a new company that currently has no credit rating, that the Company will continue to have access to the capital markets on terms acceptable to it.

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

The Company’s historical financial statements included in this Quarterly Report do not necessarily reflect the results of operations, cash flows and financial condition that it would have achieved as an independent, publicly-traded company during the periods presented or those that it will achieve in the future, primarily as a result of the following factors:

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

Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of November 4, 2013, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of November 4, 2013. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of November 4, 2013. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board had previously authorized stock repurchases in which the Company may purchase up to an aggregate of $500 million of Class A Common Stock. All decisions regarding any stock repurchases will be at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding any stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, if any, other contractual restrictions, as well as legal requirements (including compliance with the IRS private letter ruling), regulatory constraints, industry practice and other factors that the committee may deem relevant. This stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors. The Company cannot provide any assurances that any shares will be repurchased.

The Company did not purchase any of its Class A Common Stock during the three months ended September 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated and Combined Statements of Operations for the three months ended September 30, 2013 and 2012 (unaudited); (ii) Consolidated and Combined Statements of Comprehensive Income for the three months ended September 30, 2013 and 2012 (unaudited); (iii) Consolidated Balance Sheets at September 30, 2013 (unaudited) and June 30, 2013 (audited); (iv) Consolidated and Combined Statements of Cash Flows for the three months ended September 30, 2013 and 2012 (unaudited); and (v) Notes to the Consolidated and Combined Financial Statements (unaudited).**

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh
Chief Financial Officer

Date: November 12, 2013