Form 10-Q
period 2013-12-31
NEWS CORP
filed 2014-02-07
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

As of February 3, 2014, 379,386,334 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended December 31,		For the six months ended December 31,
	Notes	2013	2012	2013	2012
Revenues:
Advertising		$1,080	$1,163	$2,038	$2,204
Circulation and Subscription		661	654	1,340	1,262
Consumer		377	346	688	672
Other		120	158	244	316

Total Revenues		2,238	2,321	4,310	4,454
Operating expenses		(1,274)	(1,352)	(2,569)	(2,686)
Selling, general and administrative		(637)	(669)	(1,273)	(1,379)
Depreciation and amortization		(138)	(129)	(279)	(254)
Impairment and restructuring charges	3	(36)	(62)	(63)	(177)
Equity earnings of affiliates	4	17	28	30	54
Interest, net		16	18	33	29
Other, net	14	(231)	1,252	(672)	1,255

(Loss) income before income tax benefit		(45)	1,407	(483)	1,296
Income tax benefit	12	211	4	687	32

Net income		166	1,411	204	1,328
Less: Net income attributable to noncontrolling interests		(15)	(12)	(26)	(21)

Net income attributable to News Corporation stockholders		$151	$1,399	$178	$1,307

Net income available to News Corporation stockholders per share:
Basic and diluted	8	$0.26	$2.42	$0.31	$2.26

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited; millions)

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
Net income	$166	$1,411	$204	$1,328
Other comprehensive income (loss):
Foreign currency translation adjustments	(240)	(30)	(39)	77
Unrealized holding (losses) gains on securities	(1)	1	(1)	1
Benefit plan adjustments, net of income tax (benefit) of ($2) million and nil for the three months ended December 31, 2013 and 2012, respectively, and income tax expense (benefit) of $8 million and ($2) million for the six months ended December 31, 2013 and 2012, respectively	(2)	2	9	(3)
Share of other comprehensive income from equity affiliates, net of income tax expense of $1 million and nil for the three months ended December 31, 2013 and 2012, respectively, and income tax expense of $4 million and nil for the six months ended December 31, 2013 and 2012, respectively	3	—	11	—

Other comprehensive (loss) income	(240)	(27)	(20)	75

Comprehensive (loss) income	(74)	1,384	184	1,403
Less: Net income attributable to noncontrolling interests	(15)	(12)	(26)	(21)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	8	(1)	6	(2)

Comprehensive (loss) income attributable to News Corporation stockholders	$(81)	$1,371	$164	$1,380

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

	Notes	As of December 31, 2013	As of June 30, 2013
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$2,908	$2,381
Amounts due from 21st Century Fox	9	—	247
Receivables, net	14	1,481	1,335
Income taxes receivable	12	147	29
Other current assets	14	576	651

Total current assets		5,112	4,643

Non-current assets:
Investments	4	2,431	2,499
Property, plant and equipment, net		2,927	2,992
Intangible assets, net		2,120	2,186
Goodwill		2,728	2,725
Other non-current assets	14	665	598

Total assets		$15,983	$15,643

Liabilities and Equity:
Current liabilities:
Accounts payable		$242	$242
Accrued expenses		1,115	1,108
Amounts due to 21st Century Fox, net	9	83	—
Deferred revenue		380	389
Other current liabilities	14	472	432

Total current liabilities		2,292	2,171

Non-current liabilities:
Retirement benefit obligations	11	284	345
Deferred income taxes	12	239	152
Other non-current liabilities		277	279

Commitments and contingencies	10

Redeemable preferred stock		20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,309	12,281
Retained earnings		177	—
Accumulated other comprehensive income		257	271

Total News Corporation stockholders’ equity		12,749	12,558
Noncontrolling interests		122	118

Total equity	6	12,871	12,676

Total liabilities and equity		$15,983	$15,643

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 379,294,477 and 379,174,445 shares issued and outstanding, net of 27,338,065 and 27,395,821 treasury shares at par at December 31, 2013 and June 30, 2013, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at December 31, 2013 and June 30, 2013.

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the six months ended December 31,
	Notes	2013	2012
Operating activities:
Net income		$204	$1,328
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization		279	254
Equity earnings of affiliates	4	(30)	(54)
Cash distributions received from affiliates		47	118
Foreign tax refund payable to 21st Century Fox	12	148	—
Foreign tax refund receivable	12	(140)	—
Impairment charges, net of tax	3	12	—
Other, net	14	(49)	(1,255)
Deferred income taxes and taxes payable	12	85	(82)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(244)	(188)
Inventories, net		51	11
Accounts payable and other liabilities		65	(129)
Pension and postretirement benefit plans		(21)	2

Net cash provided by operating activities		407	5

Investing activities:
Capital expenditures		(147)	(141)
Acquisitions, net of cash acquired		(26)	(2,154)
Investments in equity affiliates and other		(2)	(3)
Proceeds from dispositions		100	26

Net cash used in investing activities		(75)	(2,272)

Financing activities:
Net transfers from 21st Century Fox and affiliates		217	2,115
Repayment of borrowings acquired in the CMH acquisition		—	(235)
Dividends paid		(13)	(11)
Purchase of subsidiary shares from noncontrolling interest		—	(8)

Net cash provided by financing activities		204	1,861

Net increase (decrease) in cash and cash equivalents		536	(406)
Cash and cash equivalents, beginning of period		2,381	1,133
Exchange movement on opening cash balance		(9)	14

Cash and cash equivalents, end of period		$2,908	$741

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, cable network programming in Australia, digital real estate services, book publishing, digital education and pay-TV distribution in Australia.

The Separation and Distribution

On June 28, 2013 (the “Distribution Date”), the Company completed the separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”). As of the effective time of the Separation, all of the outstanding shares of the Company were distributed to 21st Century Fox stockholders based on a distribution ratio of one share of Company Class A or Class B Common Stock for every four shares of 21st Century Fox Class A or Class B Common Stock, respectively, held of record as of June 21, 2013 (the “Record Date”). Following the Separation, the Company’s Class A and Class B Common Stock began trading independently on The NASDAQ Global Select Market (“NASDAQ”), and CHESS Depository Interests representing the Company’s Class A and Class B Common Stock began trading on the Australian Securities Exchange (“ASX”). In connection with the Separation, the Company entered into the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) and certain other related agreements which govern the Company’s relationship with 21st Century Fox following the Separation. (See Note 9 – Related Party Transactions and 21st Century Fox Investment for further information).

Basis of Presentation

Subsequent to the Distribution Date, the Company’s financial statements as of June 30, 2013 and as of and for the three and six months ended December 31, 2013 are presented on a consolidated basis, as the Company became a separate consolidated group on June 28, 2013. The Company’s consolidated statements of operations for the three and six months ended December 31, 2013 reflect the Company’s operations as a stand-alone company. The Company’s consolidated balance sheets as of June 30, 2013 and December 31, 2013 consist of the Company’s consolidated balances, subsequent to the Separation.

Prior to the Separation, the Company’s combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of 21st Century Fox. The Company’s financial statements for the three and six months ended December 31, 2012 were prepared on a combined basis and presented as carve-out financial statements, as the Company was not a separate consolidated group prior to the Distribution Date. These statements reflect the combined historical results of operations and cash flows of 21st Century Fox’s publishing businesses, its education division and other Australian assets.

Prior to the Separation, the Company’s combined statements of operations included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from 21st Century Fox, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect the Company’s combined results of operations and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For purposes of the Company’s Financial Statements for periods prior to the Separation, income tax expense was recorded as if the Company filed tax returns on a stand-alone basis separate from 21st Century Fox. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a stand-alone enterprise for the periods prior to the Distribution Date. Therefore, cash tax payments for periods prior to the Separation may not be reflective of the Company’s actual tax balances. Prior to the Separation, the Company’s operating results were included in 21st Century Fox’s consolidated U.S. federal and state income tax returns. The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

The accompanying Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited consolidated and combined financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

The accompanying Financial Statements and notes thereto should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission (“SEC”) on September 20, 2013 (the “2013 Form 10-K”).

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2014 and fiscal 2013 include 52 weeks. All references to December 31, 2013 and December 31, 2012 relate to the three and six months ended December 29, 2013 and December 30, 2012, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires the Company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for the Company for interim reporting periods beginning July 1, 2013. (See Note 11 – Pension and Other Postretirement Benefits).

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

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for the Company for interim reporting periods beginning July 1, 2014, however, early adoption is permitted. The Company is currently evaluating the impact that ASU 2013-05 will have on its Financial Statements, but does not expect the adoption will have a significant impact on the Company’s Financial Statements.

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

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2014

In September 2013, the Company sold the Dow Jones Local Media Group (“LMG”), which operated eight daily and 15 weekly newspapers in seven states. No significant gain or loss was recognized on the sale of LMG as the carrying value of the assets held for sale on the date of sale approximated the proceeds received. The net income, assets, liabilities and cash flows attributable to the LMG operations were not material to the Company in any of the periods presented and, accordingly have not been presented separately.

In December 2013, the Company acquired Storyful Limited (“Storyful”), a social news agency, for approximately $25 million, of which $19 million was in cash, with the remainder primarily related to an earn-out that is contingent upon the achievement of certain performance objectives. The Storyful acquisition complements the Company’s existing video capabilities, including the creation and distribution of original and on-demand programming such as WSJ Live and BallBall.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

In November 2012, the Company acquired Consolidated Media Holdings Ltd. (“CMH”), a media investment company that operates in Australia, for approximately $2 billion in cash and assumed debt of approximately $235 million. This acquisition supports the Company’s strategic priority of acquiring greater control of investments that complement its portfolio of businesses. CMH owned a 25% interest in Foxtel through its 50% interest in FOX SPORTS Australia. The acquisition doubled the Company’s stakes in FOX SPORTS Australia and Foxtel to 100% and 50%, respectively. Prior to November 2012, the Company accounted for its investments in FOX SPORTS Australia and Foxtel under the equity method of accounting. The Company’s investment in Foxtel continues to be accounted for under the equity method of accounting.

The results of FOX SPORTS Australia have been included within the Cable Network Programming segment in the Company’s consolidated results of operations since November 2012.

At the time of acquisition, the carrying amount of the Company’s previously held equity interest in FOX SPORTS Australia, through which the Company held its indirect 25% interest in Foxtel, was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of approximately $1.3 billion which was included in Other, net in the Statements of Operations for the three and six months ended December 31, 2012. The fair value of the Company’s previously held equity interest of $1.6 billion was determined using an income approach (discounted cash flow analysis) adjusted to remove an assumed control premium. Significant unobservable inputs utilized in the income approach valuation method were discount rates ranging from 9.5% to 10.5%, based on the weighted average cost of capital for FOX SPORTS Australia and Foxtel using the capital asset pricing model, and long-term growth rates of approximately 2.5%, reflecting the Company’s assessment of the long-term inflation rate for Australia.

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

Summarized financial information for FOX SPORTS Australia for the periods October 1, 2012 through date of acquisition and July 1, 2012 through the date of acquisition was as follows (in millions):

	For the period October 1 through November 19, 2012	For the period July 1 through November 19, 2012
	(in millions)
Revenues	$60	$192
Operating income(a)	24	63
Net income	21	46

(a)

Includes Depreciation and amortization of $1 million for the period October 2012 through the date of acquisition and $4 million for the period July 2012 through the date of acquisition. Operating income before depreciation and amortization was $25 million for the period October 2012 through the date of acquisition and $67 million for the period July 2012 through the date of acquisition.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 3. RESTRUCTURING AND IMPAIRMENT

Fiscal 2014

During the three and six months ended December 31, 2013, the Company recorded restructuring charges of $24 million and $51 million, respectively, of which $21 million and $44 million, respectively, related to the newspaper businesses. The restructuring charges recorded in fiscal 2014 were primarily for employee termination benefits.

During the second quarter of fiscal 2014, the Company reached an agreement to sell one of its U.S. printing plants. The carrying value of the plant was more than the net proceeds the Company received in January 2014 by approximately $12 million which was recorded as an impairment charge in the three and six months ended December 31, 2013. As of December 31, 2013, this asset was classified as held for sale and included in other current assets in the Balance Sheets.

Fiscal 2013

During the three and six months ended December 31, 2012, the Company recorded restructuring charges of $62 million and $177 million, respectively, of which $62 million and $174 million, respectively, related to the newspaper businesses. The restructuring charges primarily related to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper business. The restructuring charges recorded in the three and six months ended December 31, 2012 were primarily for employee termination benefits in Australia and contract termination payments in the U.K.

Changes in program liabilities were as follows:

	For the three months ended December 31,
	2013				2012
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$29	$7	$1	$37	$45	$7	$—	$52
Additions	22	2	—	24	55	—	7	62
Payments	(28)	(1)	—	(29)	(66)	—	(2)	(68)
Other	—	—	—	—	—	—	(2)	(2)

Balance, end of period	$23	$8	$1	$32	$34	$7	$3	$44

	For the six months ended December 31,
	2013				2012
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$51	$6	$2	$59	$51	$8	$—	$59
Additions	45	5	1	51	119	—	58	177
Payments	(74)	(3)	(1)	(78)	(136)	(1)	(51)	(188)
Other	1	—	(1)	—	—	—	(4)	(4)

Balance, end of period	$23	$8	$1	$32	$34	$7	$3	$44

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For existing restructuring programs, the Company expects to record approximately $10 million of restructuring charges for the remainder of fiscal 2014. As of December 31, 2013, restructuring liabilities of approximately $24 million were included in the Balance Sheets in Other current liabilities and $8 million were included in Other non-current liabilities.

Dow Jones

As a result of the Dow Jones acquisition, in fiscal 2008, the Company established and approved plans to integrate the acquired operations into the Company’s News and Information Services segment. The cost to implement these plans consisted of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had established prior to the acquisition, non-cancelable lease commitments and lease termination charges for leased facilities and other contract termination costs associated with the restructuring activities. As of December 31, 2013, all of the material aspects of the plans have been completed and the remaining obligation primarily pertains to the lease termination charges for leased facilities of approximately $25 million.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of December 31, 2013	As of December 31, 2013	As of June 30, 2013
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,819	$1,875
Other equity method investments	various	34	35
Loan receivable from Foxtel(b)	N/A	400	412
Other investments	various	178	177

Total Investments		$2,431	$2,499

(a)	For the six months ended December 31, 2013 and 2012, the Company received dividends from Foxtel of $46 million and $57 million, respectively.
(b)

In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and Foxtel’s shareholders made pro-rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($400 million and $412 million as of December 31, 2013 and June 30, 2013, respectively). The subordinated shareholder note can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder note has a maturity date of July 15, 2027, with interest of 12% payable on June 30 each year and at maturity. Upon maturity, the principal advanced will be repayable.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
	(in millions)
Foxtel(a)	$17	$8	$30	$13
Pay television and cable network programming equity affiliates(b)	—	20	—	42
Other equity affiliates	—	—	—	(1)

Total Equity earnings of affiliates	$17	$28	$30	$54

(a)

The Company owned 25% of Foxtel through November 2012. In November 2012, the Company increased its ownership in Foxtel to 50% as a result of the CMH acquisition. In accordance with ASC 350, the Company amortized $15 million and $31 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and six months ended December 31, 2013, respectively, and $6 million in both the corresponding periods of fiscal 2013. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

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

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the six months ended December 31,
	2013	2012
	(in millions)
Revenues	$1,457	$1,605
Operating income(a)	260	214
Net income	122	60

(a)

Includes Depreciation and amortization of $171 million and $229 million for the six months ended December 31, 2013 and 2012, respectively. Operating income before depreciation and amortization was $431 million and $443 million for the six months ended December 31, 2013 and 2012, respectively.

For the six months ended December 31, 2013, Foxtel’s net income increased $62 million to $122 million from $60 million in the corresponding prior year period. Foxtel revenues, while higher in local currency, were down from the corresponding period in the prior year due to foreign currency fluctuations. Operating income increased reflecting the realization of costs savings from the Austar acquisition and the absence of costs associated with the London Olympics. Depreciation and amortization decreased reflecting foreign exchange fluctuations and reduced Austar intangible asset amortization.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 5. CREDIT FACILITY

In October 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for an unsecured $650 million five-year revolving credit facility (the “Facility”) to the Company for general corporate purposes. The Facility has a sublimit of $100 million available for issuances of letters of credit. Under the Credit Agreement, the Company may request increases in the amount of the Facility up to a total maximum amount of $900 million. Subject to certain conditions stated in the Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Facility during the term of the Credit Agreement. All amounts under the Credit Agreement are due on October 23, 2018, unless the commitments are terminated earlier either at the request of the Company or, if an event of default occurs, by the designated agent at the request or with the consent of the lenders (or automatically in the case of certain bankruptcy-related events). The Company may request that the commitments be extended under certain circumstances as set forth in the Credit Agreement for up to two additional one-year periods. Additionally, interest on borrowings is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of December 31, 2013, the Company was in compliance with all of the applicable debt covenants.

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

NOTE 6. EQUITY

The following table summarizes changes in equity:

	For the six months ended December 31,
	2013			2012
	News Corporation stockholders	Noncontrolling Interests	Total Equity	News Corporation stockholders	Noncontrolling Interests	Total Equity
	(in millions)
Balance, beginning of period	$12,558	$118	$12,676	$8,809	$110	$8,919
Net income	178	26	204	1,307	21	1,328
Other comprehensive (loss) income	(14)	(6)	(20)	73	2	75
Dividends	(1)	(12)	(13)	—	(11)	(11)
Other	28	(4)	24	—	(3)	(3)
Net increase in 21st Century Fox investment	—	—	—	2,129	—	2,129

Balance, end of period	$12,749	$122	$12,871	$12,318	$119	$12,437

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 7. EQUITY BASED COMPENSATION

Prior to the Separation from 21st Century Fox, the Company’s employees participated in 21st Century Fox’s equity-based compensation plans. The equity-based compensation expense recorded by the Company in the three and six months ended December 31, 2012 included the expense associated with the employees historically attributable to the Company, as well as the expense associated with the allocation of stock compensation expense for 21st Century Fox corporate employees which will not recur in periods subsequent to the Separation.

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

The following table summarizes the Company’s equity-based compensation expense:

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
	(in millions)
News Corporation’s employees	$12	$6	$20	$21
Allocated	—	5	—	6

Total	$12	$11	$20	$27

During the second quarter of fiscal 2014, the Company granted 4.3 million PSUs, of which 2.7 million will be settled in Class A Common Stock of the Company with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked to market each reporting period. In addition, the Company granted 0.1 million RSUs during the second quarter of fiscal 2014 which will be settled in Class A Common Stock of the Company.

NOTE 8. EARNINGS PER SHARE

Basic earnings per share for the Class A Common Stock and Class B Common Stock is calculated by dividing Net income available to News Corporation stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted earnings per share for Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity-based compensation plans.

On the Distribution Date, approximately 579 million shares of News Corporation common stock were distributed to 21st Century Fox stockholders as of the Record Date. This share amount is being utilized for the calculation of both basic and diluted earnings per share for the three and six months ended December 31, 2012 as no News Corporation common stock or equity-based awards were outstanding prior to June 28, 2013.

The dilutive effect of the Company’s equity-based awards issued in connection with the Separation is included in the computation of diluted earnings per share in the period subsequent to the Separation.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net income attributable to News Corporation stockholders	$151	$1,399	$178	$1,307
Less: Adjustments to Net income attributable to News Corporation stockholders
Redeemable preferred stock dividends (a)	(1)	—	(1)	—

Net income available to News Corporation stockholders—basic and diluted	$150	$1,399	$177	$1,307

Weighted-average number of shares of common stock outstanding—basic	578.9	578.8	578.8	578.8
Add: Effect of dilutive securities
Equity awards	0.7	—	0.8	—

Weighted-average number of shares of common stock outstanding—diluted	579.6	578.8	579.6	578.8

Net income per share available to News Corporation stockholders—basic	$0.26	$2.42	$0.31	$2.26
Net income per share available to News Corporation stockholders—diluted	$0.26	$2.42	$0.31	$2.26

(a)

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

NOTE 9. RELATED PARTY TRANSACTIONS AND 21ST CENTURY FOX INVESTMENT

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

Also, as part of the Separation and Distribution Agreement, 21st Century Fox will indemnify the Company for payments, on an after-tax basis, made after the Distribution Date arising out of civil claims and investigations relating to voicemail interception, illegal data access, inappropriate payments to public officials and obstruction of justice at the Company’s former publication, The News of the World, and at The Sun, and related matters (the “U.K. Newspaper Matters”), as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. (See Note 10 – Commitments and Contingencies).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Under the TSA, the Company and 21st Century Fox will provide to each other certain specified services on a transitional basis, including, among others, payroll, employee benefits and pension administration, information systems, insurance, legal and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The Company anticipates that it will generally be in a position to complete the transition of most services (excluding certain insurance, sourcing and other services) on or before 24 months following the Distribution Date. Services under the TSA began on July 1, 2013. Costs associated with these services were not material in the three and six months ended December 31, 2013.

The Company entered into a Tax Sharing and Indemnification Agreement with 21st Century Fox that governs its and 21st Century Fox’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Under the Tax Sharing and Indemnification Agreement, the Company will generally indemnify 21st Century Fox against taxes attributable to the Company’s assets or operations for all tax periods or portions thereof after the Separation. For taxable periods or portions thereof prior to the Separation, 21st Century Fox will generally indemnify the Company against U.S. consolidated and combined taxes attributable to such periods, and the Company will indemnify 21st Century Fox against the Company’s separately filed U.S. state and foreign taxes and foreign consolidated and combined taxes for such periods. The Tax Sharing and Indemnification Agreement also provides that the proceeds from the refund of certain foreign income taxes (plus interest) of a subsidiary of the Company that were claimed prior to the Separation are to be paid to 21st Century Fox, net of certain taxes. (See Note 12 – Income Taxes).

The Company entered into an Employee Matters Agreement that governs the Company’s and 21st Century Fox’s obligations with respect to employment, compensation, benefits and other related matters for employees of certain of the Company’s U.S.-based businesses. In general, the Employee Matters Agreement addresses matters relating to employees transferring to the Company’s U.S. businesses and former employees of those businesses that participated in benefit plans (including postretirement benefits) and programs that were retained by 21st Century Fox following the Separation. The Employee Matters Agreement also addresses equity compensation matters relating to employees of all of the Company’s businesses, both U.S. and non-U.S. (See Note 7 – Equity-Based Compensation and Note 11 – Pension and Other Postretirement Benefits).

Relationship Between News Corp and 21st Century Fox Prior to the Separation

Historically, prior to the Separation, 21st Century Fox provided services to and funded certain expenses for the Company that have been included as a component of 21st Century Fox Investment within Stockholders’ Equity such as: global real estate and occupancy; and employee benefits. In addition, as discussed in Note 1 – Description of Business and Basis of Presentation, the Company’s Financial Statements include general corporate expenses of 21st Century Fox which were not historically allocated to the Company for certain support functions that are provided on a centralized basis within 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others (“General Corporate Expenses”). For purposes of these stand-alone financial statements, the General Corporate Expenses incurred prior to the Separation have been allocated to the Company. The General Corporate Expenses incurred prior to the Separation are included in the Statements of Operations in Selling, general and administrative expenses and accordingly as a component of equity. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated or combined revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying the Financial Statements, including the assumptions regarding allocating General Corporate Expenses from 21st Century Fox are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The corporate allocations made during the three and six months ended December 31, 2012 of $49 million and $111 million, respectively, included both General Corporate Expenses of 21st Century Fox which were not historically allocated to the Company of $21 million and $47 million, respectively, and historical direct allocations primarily consisting of rent, insurance and stock compensation expense of approximately $28 million and $64 million, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

All significant intercompany transactions that occurred prior to the Distribution Date between the Company and 21st Century Fox have been included in these Financial Statements and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Statements of Cash Flows as a financing activity.

The following table summarizes the components of the net increase in 21st Century Fox Investment:

	For the three months ended December 31, 2012	For the six months ended December 31, 2012
	(in millions)
Cash pooling and general financing activities(a)	$(7)	$5
Corporate allocations	49	111
Cash transfer from 21st Century Fox for acquisitions and dispositions	1,820	2,013

Net increase in 21st Century Fox Investment	$1,862	$2,129

(a)

The nature of activities included in the line item “Cash pooling and general financing activities” includes financing activities for capital transfers, cash sweeps and other treasury services prior to the Separation. Such pooling activities no longer exist between the Company and 21st Century Fox post-Separation.

The following table sets forth the amount of accounts receivable due from and payable to 21st Century Fox:

	As of
	December 31, 2013	June 30, 2013
	(in millions)
Amounts due from 21st Century Fox (a)	$—	$247
Amounts due to 21st Century Fox, net(b)	83	—

(a)

Amounts due from 21st Century Fox as of June 30, 2013 included a $207 million cash receivable from 21st Century Fox and $40 million for amounts to be received relating to the indemnification of the U.K. Newspaper Matters. The $207 million cash receivable was received from 21st Century Fox during the first quarter of fiscal 2014.

(b)

Amounts due to 21st Century Fox, net as of December 31, 2013 primarily comprised $148 million related to tax refunds to be paid to 21st Century Fox in connection with the Tax Sharing and Indemnification Agreement, partially offset by $65 million for amounts to be received relating to the indemnification of the U.K. Newspaper Matters. (See Note 10—Commitments and Contingencies and Note 12—Income Taxes for further information).

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Other than as previously disclosed in these notes to the Company’s Financial Statements, the Company’s commitments as of December 31, 2013 have not changed significantly from the disclosures included in the 2013 Form 10-K.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In January 2014, the Company signed a 30-year lease to relocate all of its various London operations to a single new location. The lease terminates in fiscal 2044, with an early termination option in fiscal 2039. The Company’s London-based staff of News UK, Dow Jones and HarperCollins will be housed together for the first time which the Company expects will allow for improved collaboration and additional efficiencies. Staff are expected to commence relocation to the new London site in the summer of 2014. In connection with this relocation, the Company will pay average rent of approximately $35 million a year.

Contingencies

The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed below. The outcome of these matters and claims is subject to significant uncertainty, and the Company often cannot predict what the eventual outcome of pending matters will be or the timing of the ultimate resolution of these matters. Fees, expenses, fines, penalties, judgments or settlement costs which might be incurred by the Company in connection with the various proceedings could adversely affect its results of operations and financial condition.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $51 million and $49 million for the three months ended December 31, 2013 and 2012, respectively. The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $91 million and $110 million for the six months ended December 31, 2013 and 2012, respectively. These costs are included in Selling, general and administrative expenses in the Company’s Statements of Operations. With respect to the fees and costs incurred during the three and six months ended December 31, 2013, the Company has been or will be indemnified by 21st Century Fox for $32 million, net of tax, and $55 million, net of tax, respectively, pursuant to the indemnification arrangements described above. Accordingly, the Company recorded a contra expense for the after-tax costs that were or will be indemnified of $32 million and $55 million in Selling, general and administrative expenses for the three and six months ended December 31, 2013, respectively, and recorded a corresponding receivable from 21st Century Fox. Therefore, the net impact on Selling, general and administrative expenses was $19 million and $36 million for the three and six months ended December 31, 2013, respectively.

Refer to the table below for the net impact of the U.K. Newspaper Matters on Selling, general and administrative expenses recorded in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
	(in millions)
Gross legal and professional fees related to the U.K. Newspaper Matters	$51	$49	$91	$110
Indemnification from 21st Century Fox	(32)	—	(55)	—

Net impact on Selling, general and administrative expenses	$19	$49	$36	$110

As of December 31, 2013, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $95 million, of which approximately $65 million will be indemnified by 21st Century Fox and a corresponding receivable was recorded in Amounts due to 21st Century Fox, net on the Balance Sheets as of December 31, 2013. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

HarperCollins

Commencing on August 9, 2011, 29 purported consumer class actions were filed in the U.S. District Courts for the Southern District of New York and for the Northern District of California, which related to the decisions by certain publishers, including HarperCollins Publishers L.L.C. (“HarperCollins”), to sell their e-books pursuant to an agency relationship. The Judicial Panel on Multidistrict Litigation transferred the various class actions to the Honorable Denise L. Cote in the Southern District of New York. On January 20, 2012, plaintiffs filed a consolidated amended complaint, again alleging that certain named defendants, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for e-books. The actions sought as relief treble damages, injunctive relief and attorneys’ fees. As a result of the settlement agreement with the Attorneys General discussed below, consumers in all states other than Minnesota were ultimately barred from participating in these class actions. On June 21, 2013, plaintiffs filed a motion for preliminary approval of a settlement with HarperCollins, among others, for a class of consumers residing in Minnesota, which was the only state that did not sign onto the settlement agreement with the Attorneys General. On December 6, 2013, Judge Cote granted final approval of the Minnesota consumer settlement, which did not have a material impact on the results of operations or the financial position of the Company. Additional information about In re MDL Electronic Books Antitrust Litigation, Civil Action No. 11-md-02293 (DLC), can be found on Public Access to Court Electronic Records (PACER).

Following an investigation, on April 11, 2012, the DOJ filed an action in the U.S. District Court for the Southern District of New York against certain publishers, including HarperCollins, and Apple, Inc. The DOJ’s complaint alleged antitrust violations related to defendants’ decisions to sell e-books pursuant to an agency relationship. The case was assigned to Judge Cote. Simultaneously, the DOJ announced that it had reached a proposed settlement with three publishers, including HarperCollins, and filed a Proposed Final Judgment and related materials detailing that agreement. Among other things, the Proposed Final Judgment required that HarperCollins terminate its agreements with certain e-book retailers and placed certain restrictions on any agreements subsequently entered into with such retailers. On September 5, 2012, Judge Cote entered the Final Judgment. Additional information about the Final Judgment can be found on the DOJ’s website.

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

On October 12, 2012, HarperCollins received a Civil Investigative Demand from the Minnesota Attorney General (the “Minnesota AG”). HarperCollins complied with the Demand on November 16, 2012. On June 26, 2013, the Minnesota AG filed a petition for an order approving an assurance of discontinuance in the Second Judicial District Court for the State of Minnesota, wherein Minnesota agreed to cease its investigation and not seek further legal remedies relating to or arising from the alleged conduct. On June 28, 2013, Judge Gary Bastion signed an order approving the discontinuance.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Commencing on February 24, 2012, five purported consumer class actions were filed in the Canadian provinces of British Columbia, Quebec and Ontario, which relate to the decisions by certain publishers, including HarperCollins, to sell their e-books in Canada pursuant to an agency relationship. The actions seek as relief special, general and punitive damages, injunctive relief and the costs of the litigations. While it is not possible to predict with any degree of certainty the ultimate outcome of these class actions, HarperCollins believes it was compliant with applicable antitrust and competition laws and intends to defend itself vigorously.

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

On February 15, 2013, a purported class of independent bricks-and-mortar bookstores filed an action in the U.S. District Court for the Southern District of New York entitled The Book House of Stuyvesant Plaza, Inc, et. al. v. Amazon.com, Inc., et. al., which relates to the digital rights management protection (“DRM”) of certain publishers’, including HarperCollins’, e-books being sold by Amazon.com, Inc. Plaintiffs filed an Amended Complaint on March 21, 2013. The case involves allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust laws by virtue of requiring DRM protection. The action seeks declaratory and injunctive relief, reasonable costs and attorneys’ fees. On April 1, 2013, Defendants moved to dismiss the Amended Complaint, and on December 5, 2013, the Court granted the motion in its entirety. Additional information about The Book House Of Stuyvesant Plaza, Inc. et. al. v. Amazon.com, Inc. et. al., Civil Action No. 1:13-cv-01111-JSR, can be found on PACER.

The Company is not able to predict the ultimate outcome or cost of the unresolved HarperCollins matters described above. During the fiscal years ended June 30, 2013 and 2012, the legal and professional fees and settlement costs incurred in connection with these matters were not material, and as of December 31, 2013, the Company did not have a material accrual related to these matters.

News America Marketing

In-Store Marketing and FSI Purchasers

On August 16, 2013, in connection with a pending action in the United States District Court for the Eastern District of Michigan in which The Dial Corporation, H.J. Heinz Company and Foster Poultry Farms (with Foster Poultry Farms as proposed class representative on behalf of putative classes of purchasers) alleged various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”), and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”), plaintiffs filed a motion for leave to file a third amended complaint, with plaintiffs The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC, BEF Foods, Inc., and Spectrum Brands, Inc. asserting the same federal and state antitrust claims both individually and on behalf of the two putative classes in connection with plaintiffs’ purchase of in-store marketing services and free-standing insert (“FSI”) coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees. On September 24, 2013, the NAM Group’s motion to transfer the action to the Southern District of New York was granted by the district court judge. On October 24, 2013, on consent of the parties, plaintiffs filed their third amended complaint. The NAM Group answered the complaint on November 12, 2013, and discovery is proceeding.

In a parallel action, NAM FSI and NAM In-Store Services filed a complaint in the United States District Court for the Southern District of New York against The Dial Corporation, H.J. Heinz Company, H.J. Heinz Company L.P. and Foster Poultry Farms, seeking a declaratory judgment that plaintiffs did not violate federal or state antitrust laws and for damages for breach of contract. On August 28, 2013, the defendants filed a motion to dismiss.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable antitrust laws and intends to defend itself vigorously.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) filed a Motion for Expedited Discovery in Valassis Communications, Inc. v. News America Incorporated, et al., No. 2:06-cv-10240 (E.D. Mich.), which previously settled in February 2010. Also on November 8, 2013, Valassis filed a complaint in the United States District Court for the Eastern District of Michigan against the NAM Group alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group opposed the Motion for Expedited Discovery in the previously settled case and filed a motion to dismiss the newly-filed complaint. On February 4, 2014, the magistrate judge entered an order granting the Motion for Expedited Discovery. The NAM Group’s deadline to object to the order before the District Court is February 18, 2014. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.

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

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides pension, postretirement health care, defined contribution and medical benefits primarily in the U.S., U.K. and Australia to the Company’s eligible employees and retirees. The Company funds amounts, at a minimum, in accordance with statutory requirements for all plans. Plan assets consist principally of common stocks, marketable bonds and government securities.

Costs associated with the Company’s benefit plans are included in net periodic benefit costs—Direct below. Prior to the Separation, certain of the Company’s U.S. employees participated in defined benefit pension plans that were sponsored by 21st Century Fox, which included participants from other 21st Century Fox subsidiaries and these costs are included in the net periodic benefit costs—Employees participation in 21st Century Fox plans below. In addition, a portion of the benefit plan costs were allocated to the Company and these costs are included in net periodic benefit costs—Corporate allocations. Benefit costs related to employee participation in 21st Century Fox plans and Corporate allocations will not recur in periods subsequent to the Separation. The amortization of amounts related to unrecognized prior service costs (credits) and deferred losses were reclassified out of other comprehensive income as a component of net periodic benefit costs. In addition, approximately $1 million related to settlements, curtailments and other during the three and six months ended December 31, 2013 was reclassified out of other comprehensive income as a component of net periodic benefit costs.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The components of net periodic benefits costs were as follows:

	Pension benefits
	Domestic		Foreign		Postretirement benefits
	For the three months ended December 31,
	2013	2012	2013	2012	2013	2012
	(in millions)
Service cost benefits earned during the period	$2	$—	$3	$5	$—	$1
Interest costs on projected benefit obligations	4	2	13	14	2	2
Expected return on plan assets	(4)	(3)	(19)	(16)	—	—
Amortization of deferred losses	2	1	3	4	—	1
Amortization of prior service costs (credits)	—	—	—	—	(4)	(3)
Settlements, curtailments and other	1	—	—	5	—	—

Net periodic benefits costs—Direct	5	—	—	12	(2)	1
Employees participation in 21st Century Fox plans	—	4	—	—	—	—
Corporate allocations	—	1	—	—	—	—

Net periodic benefits costs—Total	$5	$5	$—	$12	$(2)	$1

	Pension benefits
	Domestic		Foreign		Postretirement benefits
	For the six months ended December 31,
	2013	2012	2013	2012	2013	2012
	(in millions)
Service cost benefits earned during the period	$4	$—	$6	$10	$—	$1
Interest costs on projected benefit obligations	8	5	25	26	4	4
Expected return on plan assets	(8)	(6)	(37)	(32)	—	—
Amortization of deferred losses	3	2	6	8	—	2
Amortization of prior service costs (credits)	—	—	—	—	(7)	(6)
Settlements, curtailments and other	4	—	—	5	—	—

Net periodic benefits costs—Direct	11	1	—	17	(3)	1
Employees participation in 21st Century Fox plans	—	9	—	—	—	—
Corporate allocations	—	2	—	—	—	—

Net periodic benefits costs—Total	$11	$12	$—	$17	$(3)	$1

During the six months ended December 31, 2013 and 2012, the Company contributed approximately $28 million and $26 million to its various pension and postretirement plans, respectively, of which $17 million and $14 million, respectively, was contributed in the second fiscal quarter. The second fiscal quarter contributions included approximately $8 million paid to participants in connection with the termination of the Local Media Group non-qualified pension plans. In addition, during the first quarter of fiscal 2014 approximately $37 million of contributions were made by a third party in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statements of Operations during the six months ended December 31, 2013.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company further reduced its Retirement benefit obligation by approximately $41 million during the six months ended December 31, 2013 due to changes made to its retiree medical plans during the first quarter of fiscal 2014. The reduction was recognized in other comprehensive income during the period and will be amortized over the remaining expected life of the plans’ participants as actuarially determined.

NOTE 12. INCOME TAXES

The Company’s effective income tax rate for the three and six months ended December 31, 2013 was higher than the statutory rate primarily due to the impact of tax refunds from a foreign jurisdiction, which is discussed below, certain non-taxable indemnification payments received from 21st Century Fox, partially offset by the impact of other permanent differences. In addition, the Company’s effective tax rate is impacted by the mix of pre-tax income or loss between jurisdictions and the overall level of pre-tax income, including the impact of non-recurring items. The Company’s effective income tax rate for the three and six months ended December 31, 2012 was lower than the statutory rate, primarily due to the non-taxable gain and reversal of the historic deferred tax liability associated with the consolidation of FOX SPORTS Australia, foreign operations which are subject to lower tax rates, partially offset by the impact of permanent differences.

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

The Company filed refund claims for certain losses pertaining to periods prior to the Separation in a foreign jurisdiction that were subject to litigation. As of June 30, 2013, the Company had not recognized an asset for these claims since such amounts were being disputed by the foreign tax authority and the resolution was not determinable at that date because the foreign tax authority had further legal recourse including the ability to appeal a favorable ruling for the Company.

In the first quarter of fiscal 2014, the foreign tax authority determined that it would not appeal such ruling received by the Company in July 2013 and therefore, a portion of the uncertain matter was resolved during the three months ended September 30, 2013. In the second quarter of fiscal 2014, the foreign tax authority completed its review and the remaining uncertain matter was resolved during the three months ended December 31, 2013. For the three and six months ended December 31, 2013, the Company recorded $239 million and $794 million, respectively, for the gross tax refund and interest owed to the Company by a foreign tax authority upon completion of its review of the uncertain tax matter.

The Company recorded a tax benefit, net of applicable taxes, of $238 million and $721 million for the three and six months ended December 31, 2013 to Income tax benefit in the Statements of Operations, respectively. Refunds received related to these matters are to be remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the three and six months ended December 31, 2013, the Company recorded an expense to Other, net of $238 million and $721 million, respectively, for the payable to 21st Century Fox in the Statements of Operations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Refer to the table below for the net impact of the tax refund and interest, net of tax, recorded in the Statements of Operations for the three and six months ended December 31, 2013:

	For the three months ended December 31,	For the six months ended December 31,
	2013	2013
	(in millions)
Other, net	$(238)	$(721)
Income tax benefit	238	721

Net impact to the Statement of Operations	$—	$—

As of December 31, 2013, the Company received $654 million from the foreign tax authority. The remaining $140 million is included in Income Taxes Receivable on the Balance Sheets and was received in January 2014. Refer to the table below for the Balance Sheet impact on the refund and interest from the foreign tax authority:

For the six months ended December 31, 2013
(in millions)
Gross tax refund and interest receivable	$794
Amount received from foreign tax authority as of December 31, 2013	654

Receivable recorded within Income taxes receivable as of December 31, 2013	$140

As of December 31, 2013, the Company paid 21st Century Fox $573 million and the remaining $148 million is payable to 21st Century Fox and is included in Amounts due to 21st Century Fox, net on the Balance Sheets. Amounts paid or payable to 21st Century Fox are net of the estimated tax associated with interest related to the refund. Refer to the table below for the Balance Sheet impact of the payable to 21st Century Fox:

For the six months ended December 31, 2013
(in millions)
Amount due to 21st Century Fox	$721
Amounts paid to 21st Century Fox as of December 31, 2013	(573)

Payable recorded within Amounts due to 21st Century Fox, net as of December 31, 2013	$148

During the six months ended December 31, 2013 and 2012, the Company paid gross income taxes of $48 million and $55 million, respectively and received income tax refunds of $682 million and $5 million, respectively. The income tax refunds for the six months ended December 31, 2013 included the $654 million related to amounts received from the foreign tax authority discussed above.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 13. SEGMENT INFORMATION

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the global product offerings of The Wall Street Journal and Barron’s publications, The Wall Street Journal Digital Network (“WSJDN”), and the Company’s suite of information services, including DJX, Dow Jones Newswires and Factiva. In addition to WSJ.com and Barrons.com, WSJDN includes MarketWatch, WSJ.D and related services.

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

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia with seven standard definition television channels, high definition versions of five of these channels, an interactive viewing application, several IPTV channels and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League, international cricket as well as the National Football League (“NFL”). Prior to the November 2012 acquisition of the portion of FOX SPORTS Australia that it did not own, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company now owns 100% of FOX SPORTS Australia and its results are included within this segment.

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

•

Amplify Insight, Amplify’s data and analytics division, which formerly operated as Wireless Generation, Inc., commenced operations in 2000 and was acquired in fiscal 2011. Amplify Insight provides powerful data and analytics services to enable real-time individualized instruction.

•	Amplify Learning, which is creating innovative digital curricula for K-12 education designed to enhance teaching and learning in English Language Arts, Science and Math.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•

Amplify Access, which is developing an open, tablet-based distribution platform that can incorporate its existing assessment and analytics tools and services with its digital curricula as well as third-party content and interactive applications.

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

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: Depreciation and amortization; impairment and restructuring charges; equity earnings of affiliates; interest, net; other, net; income tax benefit and net income attributable to noncontrolling interests. The Company believes that information about Segment EBITDA assists all users of its Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results.

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance.

Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business. Segment EBITDA provides management, investors and equity analysts a measure to analyze operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). The following table reconciles Total Segment EBITDA to Net income attributable to News Corporation stockholders.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
	(in millions)
Revenues:
News and Information Services	$1,612	$1,772	$3,107	$3,438
Cable Network Programming	110	53	242	53
Digital Real Estate Services	103	87	193	168
Book Publishing	391	377	719	729
Other	22	32	49	66

Total Revenues	2,238	2,321	4,310	4,454

Segment EBITDA:
News and Information Services	$255	$292	$388	$418
Cable Network Programming	53	19	82	19
Digital Real Estate Services	55	46	99	81
Book Publishing	68	51	111	91
Other	(104)	(108)	(212)	(220)

Total Segment EBITDA	327	300	468	389

Depreciation and amortization	(138)	(129)	(279)	(254)
Impairment and restructuring charges	(36)	(62)	(63)	(177)
Equity earnings of affiliates	17	28	30	54
Interest, net	16	18	33	29
Other, net	(231)	1,252	(672)	1,255

(Loss) income before income tax benefit	(45)	1,407	(483)	1,296
Income tax benefit	211	4	687	32

Net income	166	1,411	204	1,328
Less: Net income attributable to noncontrolling interests	(15)	(12)	(26)	(21)

Net income attributable to News Corporation stockholders	$151	$1,399	$178	$1,307

	As of December 31, 2013	As of June 30, 2013
	(in millions)
Total assets:
News and Information Services	$7,654	$7,552
Cable Network Programming	1,319	1,414
Digital Real Estate Services	416	393
Book Publishing	1,423	1,355
Other	2,740	2,430
Investments	2,431	2,499

Total assets	$15,983	$15,643

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	As of December 31, 2013	As of June 30, 2013
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,666	$2,657
Cable Network Programming	1,124	1,170
Digital Real Estate Services	78	77
Book Publishing	596	605
Other	384	402

Total goodwill and intangible assets, net	$4,848	$4,911

NOTE 14. ADDITIONAL FINANCIAL INFORMATION

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

Receivables, net consist of:

	As of December 31, 2013	As of June 30, 2013
	(in millions)
Receivables	$1,672	$1,510
Allowances for returns and doubtful accounts	(191)	(175)

Receivables, net	$1,481	$1,335

The Company’s receivables did not contain significant concentrations of credit risk as of December 31, 2013 or June 30, 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Current Assets

The following table sets forth the components of Other current assets:

	As of December 31, 2013	As of June 30, 2013
	(in millions)
Inventory(a)	$277	301
Assets held for sale(b)	5	89
Deferred tax assets	52	55
Prepayments and other current assets	242	206

Total Other current assets	$576	$651

(a)	Inventory at December 31, 2013 and June 30, 2013 was primarily comprised of books, programming rights, newsprint, printing ink and plate material for the Company’s publishing operations.
(b)	Assets held for sale at June 30, 2013 was comprised primarily of the net assets of the Dow Jones Local Media Group.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of December 31, 2013	As of June 30, 2013
	(in millions)
Royalty advances to authors	$254	$248
Notes receivable(a)	120	108
Deferred tax assets	139	139
Other	152	103

Total Other non-current assets	$665	$598

(a)	Notes receivable relates to the Company’s sale of its former U.K. newspaper division headquarters.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of December 31, 2013	As of June 30, 2013
	(in millions)
Current tax payable	$36	$28
Current deferred income tax	61	61
Royalties and commissions payable	180	154
Other	195	189

Total Other current liabilities	$472	$432

Other, net

The following table sets forth the components of Other, net:

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$(238)	$—	$(721)	$—
Gain on third party pension contribution(b)	—	—	37	—
Gain on CMH transaction(c)	—	1,258	—	1,258
Other, net	7	(6)	12	(3)

Total Other, net	$(231)	$1,252	$(672)	$1,255

(a)	See Note 12 – Income Taxes
(b)	See Note 11 – Pension and Other Postretirement Benefits
(c)	See Note 2 – Acquisitions, Disposals and Other Transactions

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited Consolidated and Combined Financial Statements of News Corporation and related notes set forth elsewhere herein and News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the SEC on September 20, 2013 (the “2013 Form 10-K”).

INTRODUCTION

News Corporation (together with its subsidiaries, “News Corporation” or the “Company”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, cable network programming in Australia, digital real estate services, book publishing, digital education and pay-TV distribution in Australia.

The Separation and Distribution

On June 28, 2013 (the “Distribution Date”), the Company completed the separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”). As of the effective time of the Separation, all of the outstanding shares of the Company were distributed to 21st Century Fox stockholders based on a distribution ratio of one share of Company Class A or Class B Common Stock for every four shares of 21st Century Fox Class A or Class B Common Stock, respectively, held of record as of June 21, 2013 (the “Record Date”). Following the Separation, the Company’s Class A and Class B Common Stock began trading independently on The NASDAQ Global Select Market (“NASDAQ”), and CHESS Depository Interests representing the Company’s Class A and Class B Common Stock began trading on the Australian Securities Exchange (“ASX”). In connection with the Separation, the Company entered into the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) and certain other related agreements which govern the Company’s relationship with 21st Century Fox following the Separation. (See Note 9 to the unaudited Consolidated and Combined Financial Statements of News Corporation for further information).

Subsequent to the Distribution Date, the Company’s financial statements as of June 30, 2013 and as of and for the three and six months ended December 31, 2013 are presented on a consolidated basis, as the Company became a separate consolidated group on June 28, 2013. The Company’s consolidated statements of operations for the three and six months ended December 31, 2013 reflect the Company’s operations as a stand-alone company. The Company’s consolidated balance sheets as of June 30, 2013 and December 31, 2013 consist of the Company’s consolidated balances, subsequent to the Separation.

Prior to the Separation, the Company’s combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of 21st Century Fox. The Company’s financial statements for the three and six months ended December 31, 2012 were prepared on a combined basis and presented as carve-out financial statements, as the Company was not a separate consolidated group prior to the Distribution Date. These statements reflect the combined historical results of operations and cash flows of 21st Century Fox’s publishing businesses, its education division and other Australian assets.

Prior to the Separation, the Company’s combined statements of operations included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of combined revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from 21st Century Fox, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect the Company’s combined results of operations and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

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

For purposes of the Company’s Financial Statements for periods prior to the Separation, income tax expense was recorded as if the Company filed tax returns on a stand-alone basis separate from 21st Century Fox. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a stand-alone enterprise for the periods prior to the Distribution Date. Therefore, cash tax payments for periods prior to the Separation may not be reflective of the Company’s actual tax balances. Prior to the Separation, the Company’s operating results were included in 21st Century Fox’s consolidated U.S. federal and state income tax returns. The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

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

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2013 and 2012. This analysis is presented on both a consolidated or combined basis and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2013 and 2012 as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of December 31, 2013.

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the global product offerings of The Wall Street Journal and Barron’s publications, The Wall Street Journal Digital Network (“WSJDN”), and the Company’s suite of information services, including DJX, Dow Jones Newswires and Factiva. In addition to WSJ.com and Barrons.com, WSJDN includes MarketWatch, WSJ.D and related services.

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

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia with seven standard definition television channels, high definition versions of five of these channels, an interactive viewing application, several IPTV channels and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League, international cricket as well as the National Football League (“NFL”). Prior to the November 2012 acquisition of the portion of FOX SPORTS Australia that it did not own, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company now owns 100% of FOX SPORTS Australia and its results are included within this segment.

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

•

Other—The Other segment consists primarily of Amplify, the corporate Strategy and Creative Group, general corporate overhead expenses and costs related to the U.K. Newspaper Matters. Amplify focuses on three areas of business: data and analytics; digital curriculum; and distribution platforms for education. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

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

The most significant operating expenses of the Cable Network Programming segment are the acquisition and production expenses related to programming and the expenses related to operating the technical facilities of the broadcast operations. Other expenses include marketing and promotional expenses related to improving the market visibility and awareness of the channels and their programming. Additional expenses include salaries, employee benefits, rent and other routine overhead expenses.

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

•

Amplify Learning, Amplify’s nascent digital curriculum business, is developing new content in English Language Arts, Science and Math, including software that will combine interactive, game-like experiences with rigorous analytics, all driven by adaptive technologies that respond to individual students’ needs as they evolve. Amplify Learning’s curriculum will incorporate the new Common Core State Standards that are expected to be implemented in 45 states beginning with the 2014-2015 school year.

•

Amplify Access, Amplify’s distribution platform business, is developing new distribution and delivery mechanisms. This consists of an open tablet-based distribution platform that will offer software features to facilitate classroom instructions, curated curricular and extracurricular content, sophisticated analytic capabilities, and a tablet, through a subscription-based bundle optimized for the K-12 market to facilitate personalized instruction and enable anywhere, anytime learning.

Significant expenses associated with the Company’s digital education business include salaries, employee benefits and other routine overhead. The Company’s corporate Strategy and Creative group was formed to identify new products and services across the Company’s businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

Other Business Developments

In September 2013, the Company sold the Dow Jones Local Media Group, which operated eight daily and 15 weekly newspapers in seven states.

In December 2013, the Company acquired Storyful Limited (“Storyful”), a social news agency, for approximately $25 million, of which $19 million was in cash, with the remainder primarily related to an earn-out that is contingent upon the achievement of certain performance objectives. The Storyful acquisition complements the Company’s existing video capabilities, including the creation and distribution of original and on-demand programming such as WSJ Live and BallBall.

The Company recently entered into new multi-year supply agreements for newsprint and ink, which are expected to yield cost savings over the lives of the agreements. Under the agreements, the Company expects that the new contracts will yield an EBITDA improvement from cost savings of approximately $30 million over the remainder of fiscal 2014 and in fiscal 2015, combined.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2013 versus the three and six months ended December 31, 2012

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2013 as compared to the three and six months ended December 31, 2012.

	For the three months ended December 31,				For the six months ended December 31,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$1,080	$1,163	$(83)	(7)%	$2,038	$2,204	$(166)	(8)%
Circulation and Subscription	661	654	7	1%	1,340	1,262	78	6%
Consumer	377	346	31	9%	688	672	16	2%
Other	120	158	(38)	(24)%	244	316	(72)	(23)%

Total Revenues	2,238	2,321	(83)	(4)%	4,310	4,454	(144)	(3)%
Operating expenses	(1,274)	(1,352)	78	(6)%	(2,569)	(2,686)	117	(4)%
Selling, general and administrative	(637)	(669)	32	(5)%	(1,273)	(1,379)	106	(8)%
Depreciation and amortization	(138)	(129)	(9)	7%	(279)	(254)	(25)	10%
Impairment and restructuring charges	(36)	(62)	26	(42)%	(63)	(177)	114	(64)%
Equity earnings of affiliates	17	28	(11)	(39)%	30	54	(24)	(44)%
Interest, net	16	18	(2)	(11)%	33	29	4	14%
Other, net	(231)	1,252	(1,483)	* *	(672)	1,255	(1,927)	* *

(Loss) income before income tax benefit	(45)	1,407	(1,452)	* *	(483)	1,296	(1,779)	* *
Income tax benefit	211	4	207	* *	687	32	655	* *

Net income	166	1,411	(1,245)	(88)%	204	1,328	(1,124)	(85)%
Less: Net income attributable to noncontrolling interests	(15)	(12)	(3)	25%	(26)	(21)	(5)	24%

Net income attributable to News Corporation	$151	$1,399	$(1,248)	(89)%	$178	$1,307	$(1,129)	(86)%

**	not meaningful

Revenues—Revenues decreased 4% and 3% for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013. The revenue decreases were mainly due to lower revenues at the News and Information Services segment of $160 million and $331 million for the three and six months ended December 31, 2013, respectively, resulting from lower revenues at the Australian newspapers, reflecting the continued challenging economic environment; the impact of foreign currency fluctuations; and lower revenues at Dow Jones, primarily from the disposal of the Dow Jones Local Media Group, lower Institutional product revenues and lower other revenues. The revenue decreases for the three and six months ended December 31, 2013 were also due to revenue decreases at the Other segment of $10 million and $17 million, respectively. The revenue decrease for the six months ended December 31, 2013 was also due to lower revenues at the Book Publishing segment of $10 million. The revenue decreases for the three and six months ended December 31, 2013 were partially offset by increased revenues at the Cable Network

Programming segment of $57 million and $189 million, respectively, primarily resulting from the consolidation of FOX SPORTS Australia in November 2012 and increased revenues at the Digital Real Estate segment of $16 million and $25 million, respectively. The revenue decrease for the three months ended December 31, 2013 was also partially offset by increased revenues at the Book Publishing segment of $14 million.

Operating Expenses—Operating expenses decreased 6% and 4% for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013. The operating expense decreases for the three and six months ended December 31, 2013 were primarily due to lower operating expenses at the News and Information Services segment of $100 million and $225 million, respectively, primarily due to lower production costs resulting from reduced sales and the impact of cost containment initiatives. The operating expense decrease for the six months ended December 31, 2013 was also due to lower operating expenses at the Book Publishing segment of $20 million. The decreases in operating expenses for the three and six months ended December 31, 2013 were partially offset by increased operating expenses at the Cable Network Programming segment of $25 million and $122 million, respectively, primarily resulting from the consolidation of FOX SPORTS Australia.

Selling, general and administrative expenses—Selling, general and administrative expenses decreased 5% and 8% for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013. The decreases in Selling, general and administrative expenses for the three and six months ended December 31, 2013 were primarily due to lower expenses at the News and Information Services segment of $23 million and $76 million, respectively, and lower expenses at the Other segment of $10 million and $31 million, respectively. The decreases at the News and Information Services segment were primarily due to the impact of cost savings initiatives and the decreases at the Other segment were primarily due to lower fees and costs related to the U.K. Newspaper Matters, partially offset by higher expenses at Amplify.

Depreciation and amortization—Depreciation and amortization increased 7% and 10% for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013. The increases in depreciation and amortization for the three and six months ended December 31, 2013 were primarily due to increased expenses at the Cable Network Programming segment of approximately $7 million and $16 million, respectively, primarily resulting from the consolidation of FOX SPORTS Australia and higher depreciation expense at the News and Information Services segment of $4 million and $11 million, respectively, primarily due to accelerated depreciation at the U.K. newspapers for changes in the useful lives of leased facilities which the Company will be exiting in fiscal 2014.

Impairment and restructuring charges—During the three and six months ended December 31, 2013, the Company recorded restructuring charges of $24 million and $51 million, respectively, of which $21 million and $44 million related to the newspaper businesses. The restructuring charges recorded in the second quarter of fiscal 2014 were primarily for employee termination benefits.

During the three and six months ended December 31, 2012, the Company recorded restructuring charges of $62 million and $177 million, respectively, of which $62 million and $174 million, respectively, related to the newspaper businesses. The restructuring charges primarily related to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper business. The restructuring charges recorded in the three and six months ended December 31, 2012 were primarily for employee termination benefits in Australia and contract termination payments in the U.K.

During the second quarter of fiscal 2014, the Company reached an agreement to sell one of its U.S. printing plants. The carrying value of the plant was more than the net proceeds the Company received in January 2014 by approximately $12 million which was recorded as an impairment charge in the three and six months ended December 31, 2013.

Equity earnings of affiliates—Equity earnings of affiliates decreased $11 million and $24 million for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013. The decreases in equity earnings of affiliates were primarily due to the consolidation of FOX SPORTS Australia and the sale of the Company’s investment in SKY Network Television Ltd., partially offset by the Company’s increased ownership interest in Foxtel.

	For the three months ended December 31,					For the six months ended December 31,
	2013	2012	Change	% Change		2013	2012	Change	% Change
	(in millions, except %)
Foxtel(a)	$17	$8	$9	*	*	$30	$13	$17	* *
Pay television and cable network programming equity affiliates(b)	—	20	(20)	(100)%		—	42	(42)	(100)%
Other equity affiliates	—	—	—	*	*	—	(1)	1	(100)%

Total Equity earnings of affiliates	$17	$28	$(11)	(39)%		$30	$54	$(24)	(44)%

**	not meaningful
(a)

The Company owned 25% of Foxtel through November 2012. In November 2012, the Company increased its ownership in Foxtel to 50% as a result of the CMH acquisition. In accordance with ASC 350, the Company amortized $15 million and $31 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and six months ended December 31, 2013, respectively, and $6 million in both the corresponding periods of fiscal 2013. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

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

Interest, net—Interest, net decreased $2 million for the three months ended December 31, 2013 and increased $4 million for the six months ended December 31, 2013 as compared to the corresponding periods of fiscal 2013. The decrease for the three months ended December 31, 2013 was primarily due to lower interest income on cash balances, partially offset by increased interest income from the note receivable from Foxtel due to an increased investment in Foxtel as a result of the acquisition of CMH in November 2012. (See Note 4 to the unaudited Consolidated and Combined Financial Statements of News Corporation). The increase in Interest, net for the six months ended December 31, 2013 was primarily due to increased interest income from the note receivable from Foxtel.

Other, net

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$(238)	$—	$(721)	$—
Gain on third party pension contribution(b)	—	—	37	—
Gain on CMH transaction(c)	—	1,258	—	1,258
Other, net	7	(6)	12	(3)

Total Other, net	$(231)	$1,252	$(672)	$1,255

(a)

The Company filed refund claims for certain losses, pertaining to periods prior to the Separation, in a foreign jurisdiction that were subject to litigation. In the first quarter of fiscal 2014, the foreign tax authority determined that it would not appeal a ruling received by the Company in July 2013 and therefore, a portion of an uncertain matter was resolved during the three months ended September 30, 2013. In the second quarter of fiscal 2014, the foreign tax authority completed its review and the remainder of the uncertain matter was resolved during the three months ended December 31, 2013. The Company recorded $239 million and $794 million for the tax refund and interest and recorded a tax benefit, net of applicable taxes, of $238 million and $721 million to Income tax benefit in the Statements of Operations for the three and six months ended December 31, 2013, respectively. Pursuant to the Tax Sharing and Indemnification Agreement, refunds received related to these matters are to be remitted to 21st Century Fox. Accordingly, the Company recorded an expense to Other, net of $238 million and $721 million for the payable to 21st Century Fox in the Statements of Operations for the three months and six months ended December 31, 2013, respectively. (See Note 12 to the unaudited Consolidated and Combined Financial Statements of News Corporation).

(b)

During the first quarter of fiscal 2014, a $37 million contribution was made by a third party to one of the Company’s pension plans in connection with the sale of a business in a prior period. The contribution was contractually stipulated in the sale agreement and was made on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statements of Operations during the six months ended December 31, 2013. (See Note 11 to the unaudited Consolidated and Combined Financial Statements of News Corporation).

(c)	See Note 2 to the unaudited Consolidated and Combined Financial Statements of News Corporation.

Income tax benefit—The Company’s effective income tax rate for the three and six months ended December 31, 2013 was higher than the statutory rate, primarily due to the impact of the refund from a foreign jurisdiction, certain non-taxable indemnification payments received from 21st Century Fox, partially offset by the impact of other permanent differences. In addition, the Company’s effective tax rate is impacted by the mix of pre-tax income or loss between jurisdictions and the overall level of pre-tax income, including the impact of non-recurring items. (See Note 12 to the unaudited Consolidated and Combined Financial Statements of News Corporation).

The Company’s effective income tax rate for the three and six months ended December 31, 2012 was lower than the statutory rate, primarily due to a rate reduction due to the non-taxable gain and reversal of the historic deferred tax liability related to the consolidation of FOX SPORTS Australia, the Company’s foreign operations which are subject to lower tax rates partially offset by the impact of permanent differences.

Net income—Net income decreased $1,245 million and $1,124 million for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013. The decreases in net income were primarily due to the gain on the CMH transaction included in the corresponding periods of fiscal 2013.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $3 million and $5 million for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013, due to higher results at REA Group.

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

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The following table reconciles Total Segment EBITDA to Net income.

	For the three months ended December 31,				For the six months ended December 31,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in millions, except %)
Revenues	$2,238	$2,321	$(83)	(4)%	$4,310	$4,454	$(144)	(3)%
Operating expenses	(1,274)	(1,352)	78	(6)%	(2,569)	(2,686)	117	(4)%
Selling, general and administrative expenses	(637)	(669)	32	(5)%	(1,273)	(1,379)	106	(8)%

Total Segment EBITDA	327	300	27	9%	468	389	79	20%
Depreciation and amortization	(138)	(129)	(9)	7%	(279)	(254)	(25)	10%
Impairment and restructuring charges	(36)	(62)	26	(42)%	(63)	(177)	114	(64)%
Equity earnings of affiliates	17	28	(11)	(39)%	30	54	(24)	(44)%
Interest, net	16	18	(2)	(11)%	33	29	4	14%
Other, net	(231)	1,252	(1,483)	* *	(672)	1,255	(1,927)	* *

(Loss) income before income tax benefit	(45)	1,407	(1,452)	* *	(483)	1,296	(1,779)	* *
Income tax benefit	211	4	207	* *	687	32	655	* *

Net income	$166	$1,411	$(1,245)	(88)%	$204	$1,328	$(1,124)	(85)%

**	not meaningful

	For the three months ended December 31,
	2013		2012
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$1,612	$255	$1,772	$292
Cable Network Programming	110	53	53	19
Digital Real Estate Services	103	55	87	46
Book Publishing	391	68	377	51
Other	22	(104)	32	(108)

Total	$2,238	$327	$2,321	$300

	For the six months ended December 31,
	2013		2012
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$3,107	$388	$3,438	$418
Cable Network Programming	242	82	53	19
Digital Real Estate Services	193	99	168	81
Book Publishing	719	111	729	91
Other	49	(212)	66	(220)

Total	$4,310	$468	$4,454	$389

News and Information Services (72% of the Company’s consolidated revenues in the first six months of fiscal 2014 and 77% of the Company’s combined revenues in the first six months of fiscal 2013)

	For the three months ended December 31,				For the six months ended December 31,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$961	$1,064	$(103)	(10)%	$1,803	$2,024	$(221)	(11)%
Circulation and Subscription	557	597	(40)	(7)%	1,123	1,197	(74)	(6)%
Other	94	111	(17)	(15)%	181	217	(36)	(17)%

Total Revenues	1,612	1,772	(160)	(9)%	3,107	3,438	(331)	(10)%
Operating expenses	(937)	(1,037)	100	(10)%	(1,873)	(2,098)	225	(11)%
Selling, general and administrative	(420)	(443)	23	(5)%	(846)	(922)	76	(8)%

Segment EBITDA	$255	$292	$(37)	(13)%	$388	$418	$(30)	(7)%

Revenues at the News and Information Services segment decreased $160 million, or 9%, and $331 million, or 10%, for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013.

The revenue decreases for the three and six months ended December 31, 2013 were primarily due to lower advertising revenues of $103 million and $221 million, respectively, as compared to the corresponding periods of fiscal 2013. The decreases in advertising revenues for the three and six months ended December 31, 2013 were primarily due to lower advertising revenues at the Australian newspapers of $79 million and $180 million, respectively, resulting from the continued challenging economic environment in Australia and the negative impact of foreign exchange fluctuations; lower advertising revenues at Dow Jones of $30 million and $45 million, respectively, primarily due to the disposal of the Dow Jones Local Media Group; and lower advertising revenues at the U.K. newspapers of $3 million and $13 million, resulting from overall print market declines. The decrease in advertising revenues at the U.K. newspapers for the six months ended December 31, 2013 was also due to the absence of Olympic-related revenues in the six months ended December 31, 2013. The revenue decreases for the three and six months ended December 31, 2013 were partially offset by increased advertising revenues at the integrated marketing services business of $15 million and $24 million, respectively, primarily due to higher in-store marketing revenues.

Circulation and subscription revenues for the three and six months ended December 31, 2013 decreased $40 million and $74 million, respectively, as compared to the corresponding periods of fiscal 2013. The decreases were due in large part to Dow Jones revenue decreases of $27 million and $34 million, respectively, primarily due to lower Institutional product revenue and the disposal of the Dow Jones Local Media Group, partially offset by increased circulation revenues at The Wall Street Journal and at WSJ.com. Revenues at the Australian newspapers decreased $12 million and $26 million, respectively, principally resulting from the negative impact of foreign exchange fluctuations, as decreased revenues due to lower print circulation volume were offset by price increases. Revenues at the U.K. newspapers for the three months ended December 31, 2013 were relatively consistent with the corresponding period as lower print circulation volume was offset by increased digital subscription revenues and price increases. Revenues at the U.K. newspapers decreased $8 million for the six months ended December 31, 2013 as compared to the corresponding period of fiscal 2013, principally resulting from lower print circulation volume, partially offset by price increases and increased digital subscription revenues in the first quarter of fiscal 2014.

Other revenues for the three and six months ended December 31, 2013 decreased $17 million and $36 million, respectively, primarily resulting from lower revenues at Dow Jones due to the disposal of the Dow Jones Local Media Group and lower third party printing and content distribution revenues.

Segment EBITDA at the News and Information Services segment decreased $37 million, or 13%, and $30 million, or 7%, for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013. These decreases were primarily due to decreases at the Australian newspapers of $30 million and $57 million, respectively, principally as a result of lower advertising revenues as noted above, partially offset by lower production costs and the impact of cost savings initiatives, and decreases at Dow Jones of $16 million for both the three and six months ended December 31, 2013, primarily due to lower Institutional product revenue and the disposal of the Dow Jones Local Media Group, partially offset by lower production costs and the impact of cost savings initiatives. These Segment EBITDA declines were partially offset by the absence of losses from The Daily which was shutdown in December 2012 and contributed $5 million and $12 million, respectively, and increases at the U.K. newspapers for the three and six months ended December 31, 2013, of $3 million and $20 million, respectively, primarily due to the positive impact of the release of legal reserves resulting from a favorable arbitration ruling and lower pension expenses, partially offset by increased promotional spending and higher sports right acquisition costs associated with the August 2013 launch of Sun+. The increase at the U.K. newspapers for the six months ended December 31, 2013 was also the result of production costs and Olympic-related promotional spending in the prior period that did not recur in the current period. The Segment EBITDA decline for the six months ended December 31, 2013 was also partially offset by an increase of $10 million at the integrated marketing service business, primarily due to higher revenues as noted above partially offset by increased retail commission and production costs.

News Corp Australia

Revenues at the Australian newspapers for the three and six months ended December 31, 2013 decreased 17% and 20%, respectively, as compared to the corresponding periods of fiscal 2013. The majority of the decreases are the result of the negative impact of foreign exchange fluctuations and to a lesser extent lower advertising revenues. The strengthening of the U.S. dollar against the Australian dollar resulted in revenue decreases of $54 million, or 10%, and $112 million, or 10%, for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013.

News U.K.

For the three months ended December 31, 2013, revenues at the U.K. newspapers were relatively consistent with the corresponding period of fiscal 2013. Revenues for the six months ended December 31, 2013 decreased 3% as compared to the corresponding period of fiscal 2013, primarily due to lower advertising revenues, principally related to Olympic-related revenue in the prior period that did not recur in the current period. Circulation and subscription revenues decreased primarily due to lower print circulation volume, partially offset by price increases and increased digital subscription revenues. The impact of foreign currency exchange fluctuations of the U.S. dollar against the British pound resulted in a revenue increase of $3 million for the three months ended December 31, 2013 and a decrease of $4 million for the six months ended December 31, 2013 as compared to the corresponding periods of fiscal 2013.

Dow Jones

Revenues at Dow Jones for the three and six months ended December 31, 2013 decreased 14% and 10%, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to lower revenues of $41 million and $55 million, respectively, resulting from the sale of the Dow Jones Local Media Group in September 2013, lower Institutional product revenues of $17 million and $28 million, respectively, and lower other revenues of $5 million and $13 million, respectively, principally resulting from lower third party printing and content distribution revenues. The revenue decreases were partially offset by increased circulation revenues at The Wall Street Journal and at WSJ.com of $4 million and $13 million, respectively, due to price increases.

News America Marketing

For the three and six months ended December 31, 2013, revenues at the integrated marketing services business increased 4% and 3%, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to increased revenues for in-store advertising.

Cable Network Programming (6% of the Company’s consolidated revenues in the first six months of fiscal 2014 and 1% of the Company’s combined revenues in the first six months of fiscal 2013)

	For the three months ended December 31,					For the six months ended December 31,
	2013	2012	Change	% Change		2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$15	$6	$9	*	*	$41	$6	$35	*	*
Circulation and Subscription	94	45	49	*	*	198	45	153	*	*
Other	1	2	(1)	(50)%		3	2	1	50%

Total Revenues	110	53	57	*	*	242	53	189	*	*
Operating expenses	(52)	(27)	(25)	93%		(149)	(27)	(122)	*	*
Selling, general and administrative	(5)	(7)	2	(29)%		(11)	(7)	(4)	57%

Segment EBITDA	$53	$19	$34	*	*	$82	$19	$63	*	*

**	not meaningful

For the three and six months ended December 31, 2013, revenues at the Cable Network Programming segment increased $57 million and $189 million, respectively, as compared to the corresponding periods of fiscal 2013. For the three and six months ended December 31, 2013, Segment EBITDA at the Cable Network Programming segment increased $34 million and $63 million, respectively as compared to the three and six months ended December 31, 2012. These increases primarily reflect the consolidation of FOX SPORTS Australia beginning in November 2012 due to the acquisition of CMH.

For the three and six months ended December 31, 2013, on a stand-alone basis, revenues at FOX SPORTS Australia decreased 3% and 1%, respectively, as compared to the corresponding periods of fiscal 2013 as increases in subscription revenues related to increases in digital platform subscribers and higher affiliate pricing and advertising revenues were more than offset by the negative impact of foreign currency fluctuations. On a stand-alone basis, Segment EBITDA for the three months ended December 31, 2013 increased 20% as compared to the corresponding period of fiscal 2013 due to increases in subscription and advertising revenues and expense decreases, partially offset by the negative impact of foreign currency fluctuations. The reduction in expenses was primarily associated with FOX SPORTS Australia not broadcasting and producing Domestic Cricket as in the corresponding period of fiscal 2013. On a stand-alone basis, Segment EBITDA for the six months ended December 31, 2013 decreased 5% as compared to the corresponding period of fiscal 2013 primarily due to increased expenses and the negative impact of foreign currency fluctuations, partially offset by increased subscription and advertising revenues. The expense increase for the six months ended December 31, 2013 was primarily due to increased expenses associated with the new National Rugby League contract, partially offset by the absence of costs associated with Domestic Cricket in the current year period.

Digital Real Estate Services (4% of the Company’s consolidated revenues in the first six months of fiscal 2014 and 4% of the Company’s combined revenues in the first six months of fiscal 2013)

	For the three months ended December 31,				For the six months ended December 31,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$103	$87	$16	18%	$193	$168	$25	15%

Total Revenues	103	87	16	18%	193	168	25	15%
Selling, general and administrative	(48)	(41)	(7)	17%	(94)	(87)	(7)	8%

Segment EBITDA	$55	$46	$9	20%	$99	$81	$18	22%

Revenues at the Digital Real Estate Services segment increased $16 million, or 18%, and $25 million, or 15%, for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013. The revenue increases were primarily due to increased listing depth product penetration in Australia.

Segment EBITDA at the Digital Real Estate Services segment increased $9 million, or 20%, and $18 million, or 22%, for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013. The improvements in segment EBITDA were primarily due to the revenue increases noted above.

Book Publishing (17% of the Company’s consolidated revenues in the first six months of fiscal 2014 and 16% of the Company’s combined revenues in the first six months of fiscal 2013)

	For the three months ended December 31,				For the six months ended December 31,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Consumer	$377	$346	$31	9%	$688	$672	$16	2%
Other	14	31	(17)	(55)%	31	57	(26)	(46)%

Total Revenues	391	377	14	4%	719	729	(10)	(1)%
Operating expenses	(274)	(273)	(1)	—	(514)	(534)	20	(4)%
Selling, general and administrative	(49)	(53)	4	(8)%	(94)	(104)	10	(10)%

Segment EBITDA	$68	$51	$17	33%	$111	$91	$20	22%

Revenues at the Book Publishing segment increased $14 million, or 4%, for the three months ended December 31, 2013, and decreased $10 million, or 1%, for the six months ended December 31, 2013, as compared to the corresponding periods of fiscal 2013. The increase in revenues for the three months ended December 31, 2013 was primarily due to higher print and digital book sales of $31 million, principally resulting from sales of the Divergent series by Veronica Roth following the launch of Allegiant in October 2013, The Pioneer Woman Cooks: A Year of Holidays by Ree Drummond and The First Phone Call from Heaven by Mitch Albom. The revenue increase for the three months ended December 31, 2013 was partially offset by a decrease in other revenues of $17 million primarily due to the sale of the Women of Faith live events business and the decision to exit the third party distribution business. The decrease in revenues for the six months ended December 31, 2013 was primarily due to a decrease in other revenues of $26 million, principally resulting from the sale of the Women of Faith live events business and the decision to exit the third party distribution business. The decrease in revenues for the six months ended December 31, 2013 was partially offset by increased book sales of $16 million, primarily resulting from the successful book sales noted above, partially offset by softness in the Christian publishing business primarily in the first quarter of fiscal 2014 which reduced revenues by approximately $11 million. The strengthening of the U.S. dollar against local currencies resulted in revenue decreases of $4 million and $8 million for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013. E-book sales represented 17% of revenues during the three months ended December 31, 2013, as compared to 14% in the corresponding period of fiscal 2013, representing a 39% increase. E-book sales represented 19% of revenues during the six months ended December 31, 2013, as compared to 15% in the corresponding period of fiscal 2013, representing a 35% increase. During the six months ended December 31, 2013, HarperCollins had 92 titles on The New York Times Bestseller List, with 11 titles reaching the number one position.

Segment EBITDA at the Book Publishing segment increased $17 million, or 33%, and $20 million, or 22%, for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to the increases in book sales noted above, as well as the impact of ongoing operational efficiencies and lower manufacturing costs reflecting the continued shift to e-book sales, partially offset by the decreases in other revenues noted above.

Other (1% of the Company’s consolidated revenues in the first six months of fiscal 2014 and 2% of the Company’s combined revenues in the first six months of fiscal 2013)

	For the three months ended December 31,				For the six months ended December 31,
	2013	2012	Change	% Change	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$1	$6	$(5)	(83)%	$1	$6	$(5)	(83)%
Circulation and Subscription	10	12	(2)	(17)%	19	20	(1)	(5)%
Other	11	14	(3)	(21)%	29	40	(11)	(28)%

Total Revenues	22	32	(10)	(31)%	49	66	(17)	(26)%
Operating expenses	(11)	(15)	4	(27)%	(33)	(27)	(6)	22%
Selling, general and administrative	(115)	(125)	10	(8)%	(228)	(259)	31	(12)%

Segment EBITDA	$(104)	$(108)	$4	(4)%	$(212)	$(220)	$8	(4)%

Revenues at the Other segment decreased $10 million, or 31%, and $17 million, or 26%, for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013. These revenue decreases were primarily due to lower revenues at Amplify of $7 million and $6 million, respectively, primarily due to lower project-based consulting revenues at the Insight business, and lower revenues of $3 million and $11 million, respectively, due to the sale of certain of the Company’s non-core Australian businesses during fiscal 2013.

Segment EBITDA at the Other segment improved $4 million, or 4%, and $8 million, or 4% for the three and six months ended December 31, 2013, respectively, as compared to the corresponding periods of fiscal 2013. The improvements in Segment EBITDA were primarily due to lower fees and costs related to the U.K. Newspaper Matters of approximately $30 million and $74 million, respectively. The improvements in Segment EBITDA for the three and six months ended December 31, 2013 were partially offset by higher expenses of $10 million and $39 million, respectively, at Amplify related to increased product and curriculum development costs, higher corporate overhead expenses of $11 million and $19 million, respectively, compared to an allocated basis used for fiscal 2013 and $8 million and $14 million, respectively, incurred by the Company’s corporate Strategy and Creative Group related to the development of new products and services and international rights acquisitions. Prior to the Separation, the Company’s Statements of Operations included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox. For the three and six months ended December 31, 2013, the Company’s Statements of Operations reflect actual corporate overhead costs incurred by the Company as it performed these functions using its own resources or purchased services from either third parties or 21st Century Fox.

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

The Company incurred gross legal and professional fees and costs for civil settlements related to the U.K. Newspaper Matters in Selling, general and administrative expenses totaling approximately $51 million and $91 million during the three and six months ended December 31, 2013, respectively, of which $32 million and $55 million, respectively, net of tax, have been or will be indemnified. Accordingly, the Company recorded a contra expense for the after-tax costs that were or will be indemnified of $32 million and $55 million in Selling, general and administrative expenses for the three and six months ended December 31, 2013, respectively, and recorded a corresponding receivable from 21st Century Fox. The net expense included in Selling, general and administrative expenses was therefore $19 million and $36 million for the three and six months ended December 31, 2013, respectively, as compared to $49 million and $110 million for the three and six months ended December 31, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. In accordance with the Separation and Distribution Agreement, 21st Century Fox made a cash contribution to the Company such that at the Distribution Date, the Company had approximately $2.4 billion of cash on hand and received the remaining $0.2 billion from 21st Century Fox during the first quarter of fiscal 2014. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. In addition, as anticipated in the 2013 Form 10-K, the Company established a revolving credit facility of $650 million in October 2013 and expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if required. Although the Company believes that its future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See “Item 1A. Risk Factors” for a further discussion.

As of December 31, 2013, the Company’s consolidated assets included $753 million in cash and cash equivalents that was held by its foreign subsidiaries. $254 million of this amount is cash held at the Digital Real Estate Services segment which is not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these funds. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange control and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

The Company’s Board of Directors has authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Company’s Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements (including compliance with the IRS private letter ruling), regulatory constraints, industry practice and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Company’s Board of Directors and the Company’s Board of Directors cannot provide any assurances that any shares will be repurchased. Through February 3, 2014, the Company has not repurchased any common stock.

Sources and Uses of Cash—For the six months ended December 31, 2013 versus the six months ended December 31, 2012

Net cash provided by operating activities for the six months ended December 31, 2013 and 2012 was as follows (in millions):

For the six months ended December 31,	2013	2012
Net cash provided by operating activities	$407	$5

Net cash provided by operating activities improved by $402 million for the six months ended December 31, 2013 as compared to the corresponding period of fiscal 2013, which was primarily due to lower restructuring payments of $110 million, the timing of net receipts related to the foreign tax refund of $81 million, the increase in Cable Network Programming segment EBITDA in the current period of $63 million, and lower payments for fees and costs related to the U.K. Newspaper Matters of $58 million. The improvement was also due to improved working capital at the Book Publishing segment of $56 million primarily due to the e-Books legal settlement in the prior corresponding period of fiscal 2013 and lower vendor and royalty payments, improved working capital within the News & Information Services segment of approximately $20 million, lower tax payments of $29 million, improved working capital at Amplify of $17 million and improved segment EBITDA across the remainder of the Company of $16 million. The increases in net cash provided by operating activities were partially offset by lower cash distributions of $71 million primarily from the absence of cash distributions from SKY Network Television Ltd. as the Company sold its investment in SKY Network Television Ltd. in March 2013.

Net cash used in investing activities for the six months ended December 31, 2013 and 2012 was as follows (in millions):

For the six months ended December 31,	2013	2012
Net cash used in investing activities	$(75)	$(2,272)

The Company had net cash used in investing activities of $75 million for the six months ended December 31, 2013 as compared to $2,272 million for the corresponding period of fiscal 2013. During the six months ended December 31, 2013, the Company had capital expenditures of $147 million and cash for acquisitions of $26 million primarily resulting from the acquisition of Storyful. The net cash used in investing activities for the six months ended December 31, 2013 was partially offset by proceeds from dispositions of $100 million primarily resulting from the sale of the Dow Jones Local Media Group. During the six months ended December 31, 2012, the Company utilized $2.2 billion in cash for acquisitions primarily resulting from the acquisition of Consolidated Media Holdings Ltd. and Thomas Nelson and had capital expenditures of $141 million.

Net cash provided by financing activities for the six months ended December 31, 2013 and 2012 was as follows (in millions):

For the six months ended December 31,	2013	2012
Net cash provided by financing activities	$204	$1,861

The change in net cash provided by financing activities for the six months ended December 31, 2013 as compared to the corresponding period of fiscal 2013 was primarily due to net transfers from 21st Century Fox and its affiliates of $217 million during the six months ended December 31, 2013 as compared to $2.1 billion during the six months ended December 31, 2012, partially offset by the payment of debt acquired in the acquisition of Consolidated Media Holdings Ltd of approximately $235 million.

Reconciliation of Free Cash Flow Available to News Corporation

Free cash flow available to News Corporation is a non-GAAP financial measure defined as net cash provided by operating activities, less capital expenditures and REA Group free cash flow, plus cash dividends received from REA Group.

The Company considers free cash flow available to News Corporation to provide useful information to management and investors about the amount of cash generated by the business after capital expenditures which can then be used for strategic opportunities including, among others, investing in the Company’s business, strategic acquisitions, strengthening the Company’s balance sheet, dividend payouts and repurchasing stock. A limitation of free cash flow available to News Corporation is that it does not represent the total increase or decrease in the cash balance for the period. Management compensates for the limitation of free cash flow available to News Corporation by also relying on the net change in cash and cash equivalents as presented in the Company’s consolidated and combined statements of cash flows prepared in accordance with GAAP which incorporates all cash movements during the period.

The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the six months ended December 31,
	2013	2012
	(in millions)
Net cash provided by operating activities	$407	$5
Less: Capital expenditures	(147)	(141)

	260	(136)
Less: REA Group free cash flow	(62)	(57)
Plus: Cash dividends received from REA Group	19	17

Free cash flow available to News Corporation	$217	$(176)

Free cash flow available to News Corporation improved by $393 million in the six months ended December 31, 2013 to $217 million from $(176) million in the corresponding period of fiscal 2013, primarily due to the change in net cash provided by operating activities noted above.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of December 31, 2013, the Company was in compliance with all of the applicable debt covenants.

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

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Other than as previously disclosed in these notes to the Company’s consolidated and combined financial statements, the Company’s commitments as of December 31, 2013 have not changed significantly from the disclosures included in the 2013 Form 10-K.

In January 2014, the Company signed a 30 year lease to relocate all of its various London operations to a single new location. The lease terminates in fiscal 2044, with an early termination option in fiscal 2039. The Company’s London-based staff of News UK, Dow Jones and HarperCollins will be housed together for the first time which the Company expects will allow for improved collaboration and additional efficiencies. Staff are expected to commence relocation to the new London site in the summer of 2014. In connection with this relocation, the Company will pay average rent of approximately $35 million a year. The rental expense along with other facility related costs expected to be incurred approximates the costs the Company would have incurred in its existing leased properties. Separately, the Company will relocate the current U.S. headquarters of HarperCollins in June 2014 to a new location in Manhattan. As a result of these relocations, the Company expects to incur incremental costs related to dual rent and other facility related costs during the second half of fiscal 2014 of approximately $30 million to $35 million, a majority of which is non-cash. In addition, the Company expects to incur a similar amount in the first half of fiscal 2015.

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

As of December 31, 2013, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $95 million, of which $65 million will be indemnified by 21st Century Fox and a corresponding receivable was recorded in Amounts due to 21st Century Fox, net on the Balance Sheet. It is not

possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

Stock Prices

The Company has one common stock investment of approximately 4% in Nation Multimedia Group plc, a publicly traded company in Thailand, which is subject to market price volatility. This investment is a cost method investment which is not material. As a result, the Company has limited exposure to stock price risk.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2013 or June 30, 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2013 and June 30, 2013, the Company did not anticipate nonperformance by any of the counterparties.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company incurred legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $51 million and $49 million during the three months ended December 31, 2013 and 2012, respectively, and $91 million and $110 million during the six months ended December 31, 2013 and 2012, respectively. With respect to the fees and costs incurred during the three and six months ended December 31, 2013, the Company has been or will be indemnified by 21st Century Fox for $32 million, net of tax, and $55 million, net of tax, respectively, pursuant to the indemnification arrangements described above.

As of December 31, 2013, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $95 million, of which $65 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due to 21st Century Fox, net on the Balance Sheets as of December 31, 2013. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

HarperCollins

Commencing on August 9, 2011, 29 purported consumer class actions were filed in the U.S. District Courts for the Southern District of New York and for the Northern District of California, which related to the decisions by certain publishers, including HarperCollins Publishers L.L.C., to sell their e-books pursuant to an agency relationship. The Judicial Panel on Multidistrict Litigation transferred the various class actions to the Honorable Denise L. Cote in the Southern District of New York. On January 20, 2012, plaintiffs filed a consolidated amended complaint, again alleging that certain named defendants, including HarperCollins, violated the antitrust and unfair competition laws by virtue of the switch to the agency model for e-books. The actions sought as relief treble damages, injunctive relief and attorneys’ fees. As a result of the settlement agreement with the Attorneys General discussed below, consumers in all states other than Minnesota were ultimately barred from participating in these class actions. On June 21, 2013, plaintiffs filed a motion for preliminary approval of a settlement with HarperCollins, among others, for a class of consumers residing in Minnesota, which was the only state that did not sign onto the settlement agreement with the Attorneys General. On December 6, 2013, Judge Cote granted final approval of the Minnesota consumer settlement, which did not have a material impact on the results of operations or the financial position of the Company. Additional information about In re MDL Electronic Books Antitrust Litigation, Civil Action No. 11-md-02293 (DLC), can be found on Public Access to Court Electronic Records (PACER).

Following an investigation, on April 11, 2012, the DOJ filed an action in the U.S. District Court for the Southern District of New York against certain publishers, including HarperCollins, and Apple, Inc. The DOJ’s complaint alleged antitrust violations related to defendants’ decisions to sell e-books pursuant to an agency relationship. The case was assigned to Judge Cote. Simultaneously, the DOJ announced that it had reached a proposed settlement with three publishers, including HarperCollins, and filed a Proposed Final Judgment and related materials detailing that agreement. Among other things, the Proposed Final Judgment required that HarperCollins terminate its agreements with certain e-book retailers and placed certain restrictions on any agreements subsequently entered into with such retailers. On September 5, 2012, Judge Cote entered the Final Judgment. Additional information about the Final Judgment can be found on the DOJ’s website.

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

On October 12, 2012, HarperCollins received a Civil Investigative Demand from the Minnesota Attorney General (the “Minnesota AG”). HarperCollins complied with the Demand on November 16, 2012. On June 26, 2013, the Minnesota AG filed a petition for an order approving an assurance of discontinuance in the Second Judicial District Court for the State of Minnesota, wherein Minnesota agreed to cease its investigation and not seek further legal remedies relating to or arising from the alleged conduct. On June 28, 2013, Judge Gary Bastion signed an order approving the discontinuance.

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

Commencing on February 24, 2012, five purported consumer class actions were filed in the Canadian provinces of British Columbia, Quebec and Ontario, which relate to the decisions by certain publishers, including HarperCollins, to sell their e-books in Canada pursuant to an agency relationship. The actions seek as relief special, general and punitive damages, injunctive relief and the costs of the litigations. While it is not possible to predict with any degree of certainty the ultimate outcome of these class actions, HarperCollins believes it was compliant with applicable antitrust and competition laws and intends to defend itself vigorously.

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

On February 15, 2013, a purported class of independent bricks-and-mortar bookstores filed an action in the U.S. District Court for the Southern District of New York entitled The Book House of Stuyvesant Plaza, Inc, et. al. v. Amazon.com, Inc., et. al., which relates to the digital rights management protection (“DRM”) of certain publishers’, including HarperCollins’, e-books being sold by Amazon.com, Inc. Plaintiffs filed an Amended Complaint on March 21, 2013. The case involves allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust laws by virtue of requiring DRM protection. The action seeks declaratory and injunctive relief, reasonable costs and attorneys’ fees. On April 1, 2013, Defendants moved to dismiss the Amended Complaint, and on December 5, 2013, the Court granted the motion in its entirety. Additional information about The Book House Of Stuyvesant Plaza, Inc. et. al. v. Amazon.com, Inc. et. al., Civil Action No. 1:13-cv-01111-JSR, can be found on PACER.

The Company is not able to predict the ultimate outcome or cost of the unresolved HarperCollins matters described above. During the years ended June 30, 2013 and 2012, the legal and professional fees and settlements incurred in connection with these matters were not material, and as of December 31, 2013, the Company did not have a material accrual related to these matters.

News America Marketing

In-Store Marketing and FSI Purchasers

On August 16, 2013, in connection with a pending action in the United States District Court for the Eastern District of Michigan in which The Dial Corporation, H.J. Heinz Company and Foster Poultry Farms (with Foster Poultry Farms as proposed class representative on behalf of putative classes of purchasers) alleged various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”), and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”), plaintiffs filed a motion for leave to file a third amended complaint, with plaintiffs The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC, BEF Foods, Inc., and Spectrum Brands, Inc. asserting the same federal and state antitrust claims both individually and on behalf of the two putative classes in connection with plaintiffs’ purchase of in-store marketing services and free-standing insert coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees. On September 24, 2013, the NAM Group’s motion to transfer the action to the Southern District of New York was granted by the district court judge. On October 24, 2013, on consent of the parties, plaintiffs filed their third amended complaint. The NAM Group answered the complaint on November 12, 2013, and discovery is proceeding.

In a parallel action, NAM FSI and NAM In-Store Services filed a complaint in the United States District Court for the Southern District of New York against The Dial Corporation, H.J. Heinz Company, H.J. Heinz Company L.P. and Foster Poultry Farms, seeking a declaratory judgment that plaintiffs did not violate federal or state antitrust laws and for damages for breach of contract. On August 28, 2013, the defendants filed a motion to dismiss.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable antitrust laws and intends to defend itself vigorously.

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) filed a Motion for Expedited Discovery in Valassis Communications, Inc. v. News America Incorporated, et al., No. 2:06-cv-10240 (E.D. Mich.), which previously settled in February 2010. Also on November 8, 2013, Valassis filed a complaint in the United States District Court for the Eastern District of Michigan against the NAM Group alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group opposed the Motion for Expedited Discovery in the previously settled case and filed a motion to dismiss the newly-filed complaint. On February 4, 2014, the magistrate judge entered an order granting the Motion for Expedited Discovery. The NAM Group’s deadline to object to the order before the District Court is February 18, 2014. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.

Other

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

No Assurance of Profitability of Amplify.

Many of Amplify’s newer lines of business are still under development. Accordingly, Amplify’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as digital education. These risks for Amplify include, but are not limited to, an evolving business model and the management of growth. Amplify must, among other things, develop a customer base for its full range of offerings, including by utilizing the existing customers associated with its data and analytics business, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its software and content offerings, respond to competitive developments, and attract, retain and motivate qualified personnel. Since the 2010 acquisition of Wireless Generation (for approximately $390 million in cash), the former brand of Amplify’s data and analytics business, now Amplify Insight and the initiation of the development of the broader business initiatives of Amplify, the Company’s digital education business has recorded a cumulative loss before income taxes of approximately $372 million, which includes $58 million of depreciation and amortization, through December 31, 2013. The portion of the cumulative loss before income taxes recognized in the three and six months ended December 31, 2013 was approximately $50 million and $107 million, respectively, which includes approximately $6 million and $12 million, respectively, of depreciation and amortization. Losses are expected to be higher in fiscal 2014 than 2013 as a result of continued product development efforts. Significant expenses associated with Amplify’s businesses include salaries, employee benefits and other routine overhead associated with product development. There can be no assurance that Amplify will be successful in addressing these risks or in achieving these goals, and the failure to do so could have a material adverse effect on Amplify’s business, prospects, financial condition and results of operations.

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

Global Economic Conditions May Have a Continuing Adverse Effect on the Company’s Business.

The U.S. and global economies have undergone a period of economic uncertainty, which caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence weakened the economic climate in certain markets in which the Company does business and has had and may continue to have an adverse effect on its business, results of operations, financial condition and liquidity. A continued decline in these economic conditions could further impact the Company’s business, reduce its advertising and other revenues and negatively impact the performance of its newspapers, books, television operations and other consumer products. These conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company. In particular, the Company has significant exposure to certain Australian business risks, including specific Australian legal and regulatory risks, consumer preferences and competition, because it holds a substantial amount of Australian assets. As a result, the Company’s results of operations may be adversely affected by negative developments in the Australian market. Although the Company believes that its capitalization, operating cash flow and current access to credit markets, including the Company’s revolving credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair the Company’s liquidity or increase its cost of borrowing.

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

From July 1, 2010 through December 31, 2013, the Company incurred aggregate fees, costs and expenses related to the U.K. Newspaper Matters of $434 million, net of costs that have been or will be indemnified by 21st Century Fox, which includes $28 million paid to claimants for civil settlements. As of December 31, 2013, the Company accrued $95 million, representing its best estimate of the liability for the claims that have been filed, as well as incurred but unpaid legal and professional fees. Certain liabilities recorded by the Company as of December 31, 2013 related to matters that will be indemnified by 21st Century Fox as described below. Amounts due from 21st Century Fox relating to indemnified costs were approximately $65 million as of December 31, 2013.

The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair the Company’s ability to conduct its business and adversely affect its results of operations and financial condition. See “Item 1. Legal Proceedings” and Note 10 to the Unaudited Consolidated and Combined Financial Statements of News Corporation for additional information.

The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.

As a result of adverse developments in the Company’s industry and challenging economic and market conditions, the Company may recognize impairment charges for write-downs of goodwill and intangible assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s financial results. In the fourth quarter of fiscal 2013, as part of its long-range planning process in preparation for the Separation, the Company adjusted its future outlook and related strategy principally with respect to its News and Information Services business in Australia and secondarily with respect to its News and Information Services businesses in the U.S. These adjustments reflect adverse trends affecting the Company’s News and Information Services segment, including declines in advertising revenue and continued declines in the economic environment in Australia, and resulted in a reduction in expected future cash flows. Consequently, the Company determined that the fair value of these reporting units had declined below their respective carrying values and recorded an impairment charge of approximately $1.4 billion ($1.1 billion, net of tax) in the fiscal year ended June 30, 2013. In response to these challenging conditions the Company reorganized its Australian newspaper businesses and recognized $293 million of restructuring charges in the year ended June 30, 2013, a significant portion of which resulted from its restructuring activities in Australia and the U.K. In the three and six months ended December 31, 2013, the Company recognized an additional $24 million and $51 million, respectively, of restructuring charges, a significant portion of which resulted from restructuring activities at its newspaper businesses.

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

In addition, the Company’s newspaper businesses in the U.K. are likely to be subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by Prime Minister David Cameron in mid-2011. The inquiry was triggered by allegations of illegal voicemail interception at the Company’s former publication, The News of the World. Lord Justice Leveson, Chairman of the Inquiry, has concluded the first part of the inquiry and published a report in late November 2012 containing various recommendations for greater regulation and oversight of the U.K. press. In response, the U.K. Government is taking steps to establish a regulatory framework to oversee a new U.K. press regulator. A majority of the U.K. press has proposed an alternative regulator, the Independent Press Standards Organisation, to be established by the industry. Either form of new regulatory regime is likely to impose burdens on the print media in the U.K., including the Company’s newspaper businesses in the U.K., that may result in competitive disadvantages versus other forms of media and may increase the costs of compliance.

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

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control.

Newsprint is one of the largest expenses of the Company’s publishing units. During the six months ended December 31, 2013, the Company’s average cost per ton of newsprint was approximately 4% higher than its historical average annual cost per ton over the past five fiscal years. The price of newsprint has historically been volatile and the consolidation of newsprint mills over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Failure to maintain the Company’s current consumption levels, further supplier consolidation or the inability to maintain the Company’s existing relationships with its newsprint suppliers could adversely impact newsprint prices in the future.

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

The private letter ruling and the opinion relied on certain facts and assumptions, and certain representations from the Company and 21st Century Fox regarding the past and future conduct of their respective businesses and other matters. Notwithstanding the receipt of the private letter ruling and the opinion, the IRS could determine on audit that the distribution or the related internal reorganization transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the distribution or the internal transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Separation. If the distribution ultimately is determined to be taxable, the distribution could be treated as a taxable dividend or capital gain for U.S. federal income tax purposes, and U.S. stockholders and certain non-U.S. stockholders could incur significant U.S. federal income tax liabilities. In addition, if the internal reorganization and/or the distribution is ultimately determined to be taxable, 21st Century Fox would recognize gains on the internal reorganization and/or recognize gain in an amount equal to the excess of the fair market value of shares of the Company’s common stock distributed to 21st Century Fox’s stockholders on the Distribution Date over 21st Century Fox’s tax basis in such shares. As described below, the Company may in certain circumstances be required to indemnify 21st Century Fox for liabilities arising out of the foregoing.

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

Under the terms of the Separation and Distribution Agreement, in consideration for 21st Century Fox’s agreement to certain indemnification arrangements, the Company agreed that 21st Century Fox would have the right to control the Company’s defense of civil claims relating to the U.K. Newspaper Matters. In exercising its rights to control the defense of the civil claims relating to the U.K. Newspaper Matters, 21st Century Fox may be guided by interests that are different than or adverse to the Company’s interests and the interests of its stockholders and advocate strategies that the Company’s management would not otherwise adopt. Furthermore, if the Company fails to comply with these control arrangements or does not consent to settlements with respect to such matters proposed by 21st Century Fox, the Company has agreed with 21st Century Fox that it will, at 21st Century Fox’s discretion, forego any indemnification with regard to such or all of these matters. The Company’s inability to take actions with respect to these civil matters without 21st Century Fox’s consent or the Company’s adoption of strategies advocated by 21st Century Fox could damage the Company’s reputation or impair the Company’s ability to conduct its business while the taking of any such action by the Company without 21st Century Fox’s consent in breach of the Company’s agreements could increase its liability exposure with regard to such matters and adversely affect the Company’s results of operations and financial condition. See “Item 1. Legal Proceedings” and Note 10 to the Unaudited Consolidated and Combined Financial Statements of News Corporation for additional information.

There Can Be No Assurance That the Company Will Have Access to the Capital Markets on Terms Acceptable to It.

From time to time the Company may need to access the long-term and short-term capital markets to obtain financing. Although the Company believes that the sources of capital currently in place, including the Company’s revolving credit facility, will permit the Company to finance its operations for the foreseeable future on acceptable terms and conditions, the Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) the Company’s financial performance, (2) the Company’s credit ratings or absence of a credit rating, (3) the liquidity of the overall capital markets and (4) the state of the economy. There can be no assurance, particularly as a new company that currently has no credit rating, that the Company will continue to have access to the capital markets on terms acceptable to it.

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

As an independent, publicly-traded company, the Company believes that its businesses will benefit from, among other things, sharpened focus on the financial and operational resources of its specific businesses, allowing the Company’s management to design and implement a capital structure, corporate strategies and policies that are based primarily on the business characteristics and strategic opportunities of its businesses. The Company anticipates this will allow it to respond more effectively to industry dynamics and to create effective incentives for the Company’s management and employees that are more closely tied to its business performance. However, the Company may not be able to achieve some or all of the expected benefits. If the Company fails to achieve some or all of the benefits in the time it expects, the Company’s business, financial condition and results of operations could be materially and adversely affected.

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

Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of February 3, 2014, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of February 3, 2014. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of February 3, 2014. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board had previously authorized stock repurchases in which the Company may purchase up to an aggregate of $500 million of Class A Common Stock. All decisions regarding any stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding any stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements (including compliance with the IRS private letter ruling), regulatory constraints, industry practice and other factors that the committee may deem relevant. This stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors. The Company cannot provide any assurances that any shares will be repurchased.

The Company did not purchase any of its Class A Common Stock during the three months ended December 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

10.1	Credit Agreement, dated as of October 23, 2013, among News Corporation, as borrower, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. and Citibank, N.A. as co-administrative agents, JPMorgan Chase Bank, N.A. as designated agent, Commonwealth Bank of Australia as syndication agent and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Commonwealth Bank of Australia as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on October 29, 2013.)

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated and Combined Statements of Operations for the three and six months ended December 31, 2013 and 2012 (unaudited); (ii) Consolidated and Combined Statements of Comprehensive Income for the three and six months ended December 31, 2013 and 2012 (unaudited); (iii) Consolidated Balance Sheets at December 31, 2013 (unaudited) and June 30, 2013 (audited); (iv) Consolidated and Combined Statements of Cash Flows for the six months ended December 31, 2013 and 2012 (unaudited); and (v) Notes to the Unaudited Consolidated and Combined Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh
Chief Financial Officer

Date: February 7, 2014