Form 10-Q
period 2014-03-31
NEWS CORP
filed 2014-05-09
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 5, 2014, 379,392,985 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended March 31,		For the nine months ended March 31,
	Notes	2014	2013	2014	2013
Revenues:
Advertising		$952	$1,046	$2,990	$3,250
Circulation and Subscription		665	703	2,005	1,965
Consumer		342	297	1,030	969
Other		119	134	363	450

Total Revenues		2,078	2,180	6,388	6,634
Operating expenses		(1,259)	(1,354)	(3,828)	(4,040)
Selling, general and administrative		(644)	(657)	(1,917)	(2,036)
Depreciation and amortization		(142)	(144)	(421)	(398)
Impairment and restructuring charges	3	(10)	(54)	(73)	(231)
Equity earnings of affiliates	4	23	27	53	81
Interest, net		17	25	50	54
Other, net	14	(1)	314	(673)	1,569

Income (loss) before income tax (expense) benefit		62	337	(421)	1,633
Income tax (expense) benefit	12	(1)	(5)	686	27

Net income		61	332	265	1,660
Less: Net income attributable to noncontrolling interests		(13)	(9)	(39)	(30)

Net income attributable to News Corporation stockholders		$48	$323	$226	$1,630

Net income available to News Corporation stockholders per share:
Basic and diluted	8	$0.08	$0.56	$0.39	$2.82

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; millions)

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
Net income	$61	$332	$265	$1,660
Other comprehensive income (loss):
Foreign currency translation adjustments	223	(17)	184	60
Unrealized holding gains (losses) on securities	—	2	(1)	3
Benefit plan adjustments, net (a)	12	(2)	21	(5)
Share of other comprehensive income from equity affiliates, net (b)	(5)	—	6	—

Other comprehensive income (loss)	230	(17)	210	58

Comprehensive income	291	315	475	1,718
Less: Net income attributable to noncontrolling interests	(13)	(9)	(39)	(30)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(5)	—	1	(2)

Comprehensive income attributable to News Corporation stockholders	$273	$306	$437	$1,686

(a)

Net of income tax expense (benefit) of $11 million and $(1) million for the three months ended March 31, 2014 and 2013, respectively, and income tax expense (benefit) of $19 million and $(3) million for the nine months ended March 31, 2014 and 2013, respectively.

(b)

Net of income tax benefit of $2 million and nil for the three months ended March 31, 2014 and 2013, respectively, and income tax expense of $2 million and nil for the nine months ended March 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

	Notes	As of March 31, 2014	As of June 30, 2013
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$3,207	$2,381
Amounts due from 21st Century Fox	9	91	247
Receivables, net	14	1,394	1,335
Other current assets	14	678	680

Total current assets		5,370	4,643

Non-current assets:
Investments	4	2,551	2,499
Property, plant and equipment, net		2,959	2,992
Intangible assets, net		2,116	2,186
Goodwill		2,763	2,725
Other non-current assets	14	784	598

Total assets		$16,543	$15,643

Liabilities and Equity:
Current liabilities:
Accounts payable		$245	$242
Accrued expenses		1,200	1,108
Deferred revenue		406	389
Other current liabilities	14	647	432

Total current liabilities		2,498	2,171

Non-current liabilities:
Retirement benefit obligations	11	253	345
Deferred income taxes		295	152
Other non-current liabilities		309	279

Commitments and contingencies	10

Redeemable preferred stock		20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,321	12,281
Retained earnings		225	—
Accumulated other comprehensive income		482	271

Total News Corporation stockholders’ equity		13,034	12,558
Noncontrolling interests		134	118

Total equity	6	13,168	12,676

Total liabilities and equity		$16,543	$15,643

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 379,392,985 and 379,174,445 shares issued and outstanding, net of 27,333,277 and 27,395,821 treasury shares at par at March 31, 2014 and June 30, 2013, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at March 31, 2014 and June 30, 2013.

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the nine months ended March 31,
	Notes	2014	2013
Operating activities:
Net income		$265	$1,660
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization		421	398
Equity earnings of affiliates	4	(53)	(81)
Cash distributions received from affiliates		47	119
Impairment charges, net of tax	3	12	—
Other, net	14	(48)	(1,569)
Deferred income taxes and taxes payable	12	85	(97)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(140)	(62)
Inventories, net		(32)	(79)
Accounts payable and other liabilities		281	173
Pension and postretirement benefit plans		(35)	(42)

Net cash provided by operating activities		803	420

Investing activities:
Capital expenditures		(244)	(227)
Acquisitions, net of cash acquired		(39)	(2,157)
Investments in equity affiliates and other		(12)	(10)
Proceeds from dispositions		109	702

Net cash used in investing activities		(186)	(1,692)

Financing activities:
Net transfers from 21st Century Fox and affiliates		217	1,927
Repayment of borrowings acquired in the CMH acquisition		—	(235)
Dividends paid		(23)	(20)
Purchase of subsidiary shares from noncontrolling interest		—	(9)
Other, net		(3)	—

Net cash provided by financing activities		191	1,663

Net increase in cash and cash equivalents		808	391
Cash and cash equivalents, beginning of period		2,381	1,133
Exchange movement on opening cash balance		18	15

Cash and cash equivalents, end of period		$3,207	$1,539

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

Basis of Presentation

Subsequent to the Distribution Date, the Company’s financial statements as of June 30, 2013 and as of and for the three and nine months ended March 31, 2014 are presented on a consolidated basis, as the Company became a separate consolidated group on June 28, 2013. The Company’s consolidated statements of operations for the three and nine months ended March 31, 2014 reflect the Company’s operations as a stand-alone company. The Company’s consolidated balance sheets as of June 30, 2013 and March 31, 2014 consist of the Company’s consolidated balances, subsequent to the Separation.

Prior to the Separation, the Company’s combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of 21st Century Fox. The Company’s financial statements for the three and nine months ended March 31, 2013 were prepared on a combined basis and presented as carve-out financial statements, as the Company was not a separate consolidated group prior to the Distribution Date. These statements reflect the combined historical results of operations and cash flows of 21st Century Fox’s publishing businesses, its education division and other Australian assets.

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2014 and fiscal 2013 include 52 weeks. All references to March 31, 2014 and March 31, 2013 relate to the three and nine months ended March 30, 2014 and March 31, 2013, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. ASU 2013-11 is effective for the Company for annual reporting periods beginning July 1, 2014 and subsequent interim periods. Based on its review, the Company has determined that ASU 2013-11 will not have a significant impact on its Financial Statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the criteria for reporting discontinued operations with only disposals representing a strategic shift in operations being presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations. The Company early adopted ASU 2014-08 which did not have an impact on the Company’s Financial Statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2014

In September 2013, the Company sold the Dow Jones Local Media Group (“LMG”), which operated eight daily and 15 weekly newspapers in seven states. The gain recognized on the sale of LMG was not significant as the carrying value of the assets held for sale on the date of sale approximated the proceeds received. The net income, assets, liabilities and cash flows attributable to the LMG operations were not material to the Company in any of the periods presented and, accordingly have not been presented separately.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

In July 2012, the Company acquired Thomas Nelson, Inc. (“Thomas Nelson”), one of the leading Christian book publishers in the U.S., for approximately $200 million in cash. The acquisition of Thomas Nelson increased the Company’s presence and reach in the Christian publishing market. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other” (“ASC 350”), the excess purchase price of approximately $160 million has been allocated as follows: $65 million to publishing rights with a useful life of 20 years, $25 million to imprints which have an indefinite life and approximately $70 million representing the goodwill on the transaction.

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

At the time of acquisition, the carrying amount of the Company’s previously held equity interest in FOX SPORTS Australia, through which the Company held its indirect 25% interest in Foxtel, was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of approximately $1.3 billion which was included in Other, net in the Statements of Operations for the nine months ended March 31, 2013. The fair value of the Company’s previously held equity interest of $1.6 billion was determined using an income approach (discounted cash flow analysis) adjusted to remove an assumed control premium. Significant unobservable inputs utilized in the income approach valuation method were discount rates ranging from 9.5% to 10.5%, based on the weighted average cost of capital for FOX SPORTS Australia and Foxtel using the capital asset pricing model, and long-term growth rates of approximately 2.5%, reflecting the Company’s assessment of the long-term inflation rate for Australia.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Summarized financial information for FOX SPORTS Australia for the period July 1, 2012 through the date of acquisition was as follows:

For the period July 1 through November 19, 2012
(in millions)
Revenues	$192
Operating income(a)	63
Net income	46

(a)	Includes Depreciation and amortization of $4 million. Operating income before depreciation and amortization was $67 million for the period July 2012 through the date of acquisition.

NOTE 3. RESTRUCTURING AND IMPAIRMENT

Fiscal 2014

During the three and nine months ended March 31, 2014, the Company recorded restructuring charges of $10 million and $61 million, respectively, of which $6 million and $50 million, respectively, related to the newspaper businesses. The restructuring charges recorded in fiscal 2014 were primarily for employee termination benefits.

During the second quarter of fiscal 2014, the Company reached an agreement to sell one of its U.S. printing plants. The carrying value of the plant was more than the net proceeds the Company received in January 2014 by approximately $12 million which was recorded as an impairment charge during the nine months ended March 31, 2014.

Fiscal 2013

During the three and nine months ended March 31, 2013, the Company recorded restructuring charges of $54 million and $231 million, respectively, of which $53 million and $227 million, respectively, related to the newspaper businesses. The restructuring charges primarily related to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper business. The restructuring charges recorded in the three and nine months ended March 31, 2013 were primarily for employee termination benefits in Australia and contract termination payments in the U.K.

Changes in restructuring program liabilities were as follows:

	For the three months ended March 31,
	2014				2013
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$23	$8	$1	$32	$34	$7	$3	$44
Additions	7	2	1	10	34	1	19	54
Payments	(11)	(1)	—	(12)	(37)	(1)	(17)	(55)
Other	—	(2)	(1)	(3)	—	—	(5)	(5)

Balance, end of period	$19	$7	$1	$27	$31	$7	$—	$38

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the nine months ended March 31,
	2014				2013
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$51	$6	$2	$59	$51	$8	$—	$59
Additions	52	7	2	61	153	1	77	231
Payments	(85)	(4)	(1)	(90)	(173)	(2)	(68)	(243)
Other	1	(2)	(2)	(3)	—	—	(9)	(9)

Balance, end of period	$19	$7	$1	$27	$31	$7	$—	$38

For existing restructuring programs, the Company expects to record approximately $6 million of restructuring charges for the remainder of fiscal 2014. As of March 31, 2014, restructuring liabilities of approximately $22 million were included in the Balance Sheet in Other current liabilities and $5 million were included in Other non-current liabilities.

Dow Jones

As a result of the Dow Jones acquisition, in fiscal 2008, the Company established and approved plans to integrate the acquired operations into the Company’s News and Information Services segment. The cost to implement these plans consisted of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had established prior to the acquisition, non-cancelable lease commitments and lease termination charges for leased facilities and other contract termination costs associated with the restructuring activities. As of March 31, 2014, all of the material aspects of the plans have been completed and the remaining obligation primarily pertains to the lease termination charges for leased facilities of approximately $24 million.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of March 31, 2014	As of March 31, 2014	As of June 30, 2013
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,913	$1,875
Other equity method investments	various	34	35
Loan receivable from Foxtel(b)	N/A	417	412
China Broadband Capital Partners L.P. funds I and II	~20%	67	59
The Rubicon Project(c)	19.3%	40	40
SEEKAsia Limited(d)	12.1%	38	37
Other investments	various	42	41

Total Investments		$2,551	$2,499

(a)	For the nine months ended March 31, 2014 and 2013, the Company received dividends from Foxtel of $46 million and $57 million, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(b)

In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and Foxtel’s shareholders made pro rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($417 million and $412 million as of March 31, 2014 and June 30, 2013, respectively). The subordinated shareholder note can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder note has a maturity date of July 15, 2027, with interest of 12% payable on June 30 each year and at maturity. Upon maturity, the principal advanced will be repayable.

(c)

In April 2014, The Rubicon Project (“Rubicon”), in which the Company owned approximately 5.6 million shares as of March 31, 2014, completed an initial public offering of its common stock. The Company sold approximately 850 thousand shares as part of the public offering which resulted in a gain on sale of $6 million and reduced the Company’s ownership percentage to 13.7%. Prior to the public offering, the Company’s investment in Rubicon was recorded in the Balance Sheets at cost. As a result of the offering, the Company’s remaining investment in Rubicon will be designated as an available-for-sale security as of April 2014, and carried at fair value. Unrealized gains and losses from available-for-sale securities are reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity. While the Rubicon investment is classified as an available-for-sale security, the Company is contractually restricted from selling these shares for at least six months from the date of the public offering.

(d)

In February 2014, SEEKAsia Limited (“SEEK Asia”) agreed to purchase the online employment businesses of JobStreet Corporation Berhad (“JobStreet”), which will be combined with JobsDB, Inc., SEEK Asia’s existing online employment business. The transaction, which is subject to certain conditions, including regulatory approval and JobStreet shareholder approval, will be funded primarily through additional contributions by SEEK Asia shareholders. The Company’s share of the funding contribution is expected to be approximately $50 million and is subject to the closing of the JobStreet acquisition. The Company will continue to hold its 12.1% investment in SEEK Asia following the transaction.

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions)
Foxtel(a)	$23	$17	$53	$30
Pay television and cable network programming equity affiliates(b)	—	10	—	52
Other equity affiliates, net	—	—	—	(1)

Total Equity earnings of affiliates	$23	$27	$53	$81

(a)

The Company owned 25% of Foxtel through November 2012. In November 2012, the Company increased its ownership in Foxtel to 50% as a result of the CMH acquisition. In accordance with ASC 350, the Company amortized $15 million and $46 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and nine months ended March 31, 2014, respectively, and $20 million and $26 million in the corresponding periods of fiscal 2013, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(b)

Includes equity earnings of FOX SPORTS Australia and SKY Network Television Ltd. The Company acquired the remaining interest in FOX SPORTS Australia in November 2012 as a result of the CMH acquisition. The results of FOX SPORTS Australia have been included within the Cable Network Programming segment in the Company’s consolidated results of operations since November 2012. In March 2013, the Company sold its 44% equity interest in SKY Network Television Ltd. for approximately $675 million and recorded a gain of approximately $321 million which was included in Other, net in the Statements of Operations for the three and nine months ended March 31, 2013. For the nine months ended March 31, 2013, the Company received dividends from SKY Network Television Ltd. of $60 million.

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the nine months ended March 31,
	2014	2013
	(in millions)
Revenues	$2,154	$2,398
Operating income(a)	392	332
Net income	198	135

(a)

Includes Depreciation and amortization of $263 million and $343 million for the nine months ended March 31, 2014 and 2013, respectively. Operating income before depreciation and amortization was $655 million and $675 million for the nine months ended March 31, 2014 and 2013, respectively.

For the nine months ended March 31, 2014, Foxtel revenues, while higher in local currency as a result of growth in subscriber revenue, were down from the corresponding period in the prior year due to the adverse impact of foreign currency fluctuations. Operating income increased reflecting cost savings and reduced intangible asset amortization from the Austar acquisition as well as the absence of costs associated with the London Olympics, partially offset by the adverse impact of foreign currency fluctuations.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of March 31, 2014, the Company was in compliance with all of the applicable debt covenants.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement which varies based on the Company’s adjusted operating income leverage ratio. As of March 31, 2014, the Company is paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

NOTE 6. EQUITY

The following table summarizes changes in equity:

	For the nine months ended March 31,
	2014			2013
	News Corporation stockholders	Noncontrolling Interests	Total Equity	News Corporation stockholders	Noncontrolling Interests	Total Equity
	(in millions)
Balance, beginning of period	$12,558	$118	$12,676	$8,809	$110	$8,919
Net income	226	39	265	1,630	30	1,660
Other comprehensive income (loss)	211	(1)	210	56	2	58
Dividends	(1)	(22)	(23)	—	(20)	(20)
Other	40	—	40	—	(3)	(3)
Net increase in 21st Century Fox investment	—	—	—	1,952	—	1,952

Balance, end of period	$13,034	$134	$13,168	$12,447	$119	$12,566

NOTE 7. EQUITY BASED COMPENSATION

Prior to the Separation from 21st Century Fox, the Company’s employees participated in 21st Century Fox’s equity-based compensation plans. The equity-based compensation expense recorded by the Company in the three and nine months ended March 31, 2013 included the expense associated with the employees historically attributable to the Company, as well as the expense associated with the allocation of equity-based compensation expense for 21st Century Fox corporate employees which did not recur in periods subsequent to the Separation.

In connection with the Separation, restricted stock units (“RSUs”) and performance stock units (“PSUs”) that vested after December 31, 2013 and stock option awards that expired after December 31, 2013 were converted into new equity awards of the Company using a formula designed to preserve the value of the awards immediately prior to the Separation. Such awards have the same terms and features as the original awards. In addition to the awards converted, the Company has the ability to award up to 30 million shares under the terms of the News Corporation 2013 Long-Term Incentive Plan (the “2013 LTIP”).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the Company’s equity-based compensation expense:

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions)
News Corporation’s employees	$3	$11	$23	$32
Allocated	—	1	—	7

Total	$3	$12	$23	$39

During the nine months ended March 31, 2014, the Company granted 4.3 million PSUs, of which 2.7 million will be settled in Class A Common Stock of the Company with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked to market each reporting period. In addition, the Company granted 0.1 million RSUs during the nine months ended March 31, 2014, which will be settled in Class A Common Stock of the Company.

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

On the Distribution Date, approximately 579 million shares of News Corporation common stock were distributed to 21st Century Fox stockholders as of the Record Date. This share amount is being utilized for the calculation of both basic and diluted earnings per share for the three and nine months ended March 31, 2013 as no News Corporation common stock or equity-based awards were outstanding prior to June 28, 2013.

The dilutive effect of the Company’s equity-based awards issued in connection with the Separation is included in the computation of diluted earnings per share in periods subsequent to the Separation.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net income attributable to News Corporation stockholders	$48	$323	$226	$1,630
Less: Adjustments to Net income attributable to News Corporation stockholders
Redeemable preferred stock dividends (a)	—	—	(1)	—

Net income available to News Corporation stockholders—basic and diluted	$48	$323	$225	$1,630

Weighted-average number of shares of common stock outstanding—basic	579.0	578.8	578.9	578.8
Add: Effect of dilutive securities
Equity awards	0.8	—	0.7	—

Weighted-average number of shares of common stock outstanding—diluted	579.8	578.8	579.6	578.8

Net income per share available to News Corporation stockholders—basic	$0.08	$0.56	$0.39	$2.82
Net income per share available to News Corporation stockholders—diluted	$0.08	$0.56	$0.39	$2.82

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Under the TSA, the Company and 21st Century Fox will provide to each other certain specified services on a transitional basis, including, among others, payroll, employee benefits and pension administration, information systems, insurance, legal and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The Company anticipates that it will generally be in a position to complete the transition of most services (excluding certain insurance, sourcing and other services) on or before 24 months following the Distribution Date. Services under the TSA began on July 1, 2013. Costs associated with these services were not material in the three and nine months ended March 31, 2014.

The Company entered into a Tax Sharing and Indemnification Agreement with 21st Century Fox that governs its and 21st Century Fox’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Under the Tax Sharing and Indemnification Agreement, the Company will generally indemnify 21st Century Fox against taxes attributable to the Company’s assets or operations for all tax periods or portions thereof after the Separation. For taxable periods or portions thereof prior to the Separation, 21st Century Fox will generally indemnify the Company against U.S. consolidated and combined taxes attributable to such periods, and the Company will indemnify 21st Century Fox against the Company’s separately filed U.S. state and foreign taxes and foreign consolidated and combined taxes for such periods. The Tax Sharing and Indemnification Agreement also provides that the proceeds from the refund of certain foreign income taxes (plus interest) of a subsidiary of the Company that were claimed prior to the Separation be paid to 21st Century Fox, net of certain taxes. (See Note 12 – Income Taxes).

The Company entered into an Employee Matters Agreement that governs the Company’s and 21st Century Fox’s obligations with respect to employment, compensation, benefits and other related matters for employees of certain of the Company’s U.S.-based businesses. In general, the Employee Matters Agreement addresses matters relating to employees transferring to the Company’s U.S.-based businesses and former employees of those businesses that participated in benefit plans (including postretirement benefits) and programs that were retained by 21st Century Fox following the Separation. The Employee Matters Agreement also addresses equity compensation matters relating to employees of all of the Company’s businesses, both U.S. and non-U.S. (See Note 7 – Equity-Based Compensation and Note 11 – Pension and Other Postretirement Benefits).

Relationship Between News Corp and 21st Century Fox Prior to the Separation

Historically, prior to the Separation, 21st Century Fox provided services to and funded certain expenses for the Company that have been included as a component of 21st Century Fox Investment within Stockholders’ Equity such as: global real estate and occupancy; and employee benefits. In addition, as discussed in Note 1 – Description of Business and Basis of Presentation, the Company’s Financial Statements include general corporate expenses of 21st Century Fox which were not historically allocated to the Company for certain support functions that are provided on a centralized basis within 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others (“General Corporate Expenses”). For purposes of these stand-alone financial statements, the General Corporate Expenses incurred prior to the Separation have been allocated to the Company. The General Corporate Expenses incurred prior to the Separation are included in the Statements of Operations in Selling, general and administrative expenses and accordingly as a component of equity. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated or combined revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying the Financial Statements, including the assumptions regarding allocating General Corporate Expenses from 21st Century Fox are reasonable. Nevertheless, the Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The corporate allocations made during the three and nine months ended March 31, 2013 of $56 million and $167 million, respectively, included both General Corporate Expenses of 21st Century Fox which were not historically allocated to the Company of $22 million and $69 million, respectively, and historical direct allocations primarily consisting of rent, insurance and stock compensation expense of approximately $34 million and $98 million, respectively.

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

The following table summarizes the components of the net (decrease) increase in 21st Century Fox Investment:

	For the three months ended March 31, 2013	For the nine months ended March 31, 2013
	(in millions)
Cash pooling and general financing activities(a)	$(233)	$(228)
Corporate allocations	56	167
Cash transfer from 21st Century Fox for acquisitions and dispositions	—	2,013

Net (decrease) increase in 21st Century Fox Investment	$(177)	$1,952

(a)

The nature of activities included in the line item “Cash pooling and general financing activities” includes financing activities for capital transfers, cash sweeps and other treasury services prior to the Separation. Such pooling activities no longer exist between the Company and 21st Century Fox post-Separation.

Amounts due from 21st Century Fox as of March 31, 2014 included $91 million for amounts to be received relating to the indemnification of the U.K. Newspaper Matters. (See Note 10—Commitments and Contingencies for further information). Amounts due from 21st Century Fox as of June 30, 2013 included a $207 million cash receivable from 21st Century Fox and $40 million for amounts to be received relating to the indemnification of the U.K. Newspaper Matters. The $207 million cash receivable was received from 21st Century Fox during the first quarter of fiscal 2014.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations.

In January 2014, the Company signed a 30 year lease to relocate all of its various London operations to a single new location. The lease terminates in fiscal 2044, with an early termination option in fiscal 2039. The Company’s London-based staff of News U.K., Dow Jones and HarperCollins will be housed together for the first time which the Company expects will allow for improved collaboration and additional efficiencies. Staff are expected to commence relocation to the new London site in the summer of 2014. In connection with this relocation, the Company will pay average rent of approximately $35 million a year.

Other than as previously discussed above, the Company’s commitments as of March 31, 2014 have not changed significantly from the disclosures included in the 2013 Form 10-K.

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

On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff in the litigation and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint was to be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. Defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were given until April 30, 2014 to amend their complaint. On April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July 18, 2011. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including all payments in connection with the Wilder Litigation.

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

Civil claims have also been brought against the Company with respect to the U.K. Newspaper Matters. The Company has admitted liability in many civil cases related to the voicemail interception allegations and has settled many cases. The Company also announced a private compensation scheme under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $46 million and $34 million for the three months ended March 31, 2014 and 2013, respectively, and approximately $137 million and $144 million for the nine months ended March 31, 2014 and 2013, respectively. These costs are included in Selling, general and administrative expenses in the Company’s Statements of Operations. With respect to the fees and costs incurred during the three and nine months ended March 31, 2014, the Company has been or will be indemnified by 21st Century Fox for $26 million, net of tax, and $81 million, net of tax, respectively, pursuant to the indemnification arrangements described above. Accordingly, the Company recorded a contra expense for the after-tax costs that were or will be indemnified of $26 million and $81 million in Selling, general and administrative expenses for the three and nine months ended March 31, 2014, respectively, and recorded a corresponding receivable from 21st Century Fox. Therefore, the net impact on Selling, general and administrative expenses was $20 million and $56 million for the three and nine months ended March 31, 2014, respectively.

Refer to the table below for the net impact of the U.K. Newspaper Matters on Selling, general and administrative expenses recorded in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions)
Gross legal and professional fees related to the U.K. Newspaper Matters	$46	$34	$137	$144
Indemnification from 21st Century Fox	(26)	—	(81)	—

Net impact on Selling, general and administrative expenses	$20	$34	$56	$144

As of March 31, 2014, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $112 million, of which approximately $91 million will be indemnified by 21st Century Fox and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of March 31, 2014. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

In July 2012, HarperCollins Canada, a wholly-owned subsidiary of HarperCollins, learned that the Canadian Competition Bureau (“CCB”) had commenced an inquiry regarding the sale of e-books in Canada. In February 2014, HarperCollins reached a proposed settlement with the CCB on terms substantially similar to the DOJ settlement described above, and on February 7, 2014, the CCB registered that consent agreement with the Competition Tribunal. On February 21, 2014, Kobo Inc. (“Kobo”) filed an application to rescind or vary the consent agreement with the Competition Tribunal, and, on March 18, 2014, the Competition Tribunal issued an order staying the registration of the consent agreement. A hearing currently is scheduled for June 25, 2014 to address further proceedings related to Kobo’s application.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On February 15, 2013, a purported class of independent bricks-and-mortar bookstores filed an action in the U.S. District Court for the Southern District of New York entitled The Book House of Stuyvesant Plaza, Inc, et. al. v. Amazon.com, Inc., et. al., which related to the digital rights management protection (“DRM”) of certain publishers’, including HarperCollins’, e-books being sold by Amazon.com, Inc. Plaintiffs filed an Amended Complaint on March 21, 2013. The case involved allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust laws by virtue of requiring DRM protection. The action sought declaratory and injunctive relief, reasonable costs and attorneys’ fees. On April 1, 2013, Defendants moved to dismiss the Amended Complaint, and on December 5, 2013, the Court granted the motion in its entirety. The time to appeal the dismissal has passed. Additional information about The Book House Of Stuyvesant Plaza, Inc. et. al. v. Amazon.com, Inc. et. al., Civil Action No. 1:13-cv-01111-JSR, can be found on PACER.

The Company is not able to predict the ultimate outcome or cost of the unresolved HarperCollins matters described above. During the fiscal years ended June 30, 2013 and 2012, the legal and professional fees and settlement costs incurred in connection with these matters were not material, and as of March 31, 2014, the Company did not have a material accrual related to these matters.

News America Marketing

In-Store Marketing and FSI Purchasers

On April 8, 2014, in connection with a pending action in the United States District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC, BEF Foods, Inc., and Spectrum Brands, Inc. allege various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”), and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”), plaintiffs filed a fourth amended complaint on consent of the parties. The fourth amended complaint asserts federal and state antitrust claims both individually and on behalf of the two putative classes in connection with plaintiffs’ purchase of in-store marketing services and free-standing insert coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees. The NAM Group answered the fourth amended complaint and asserted counterclaims against The Dial Corporation, H.J. Heinz Company, H.J. Heinz Company, L.P., and Foster Poultry Farms on April 21, 2014, and discovery is proceeding.

In a parallel action, NAM FSI and NAM In-Store Services filed a complaint in the United States District Court for the Southern District of New York against The Dial Corporation, H.J. Heinz Company, H.J. Heinz Company, L.P. and Foster Poultry Farms, seeking a declaratory judgment that plaintiffs did not violate federal or state antitrust laws and for damages for breach of contract. On August 28, 2013, the defendants filed a motion to dismiss. On February 11, 2014, NAM FSI and NAM In-Store Services voluntarily dismissed, without prejudice, the claims made in their complaint.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable antitrust laws and intends to defend itself vigorously.

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) filed a motion for expedited discovery in Valassis Communications, Inc. v. News America Incorporated, et al., No. 2:06-cv-10240 (E.D. Mich.), which previously settled in February 2010. Also on November 8, 2013, Valassis filed a complaint in the United States District Court for the Eastern District of Michigan against the NAM Group alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, NAI, NAM FSI and NAM In-Store Services opposed the motion for expedited discovery in the previously settled case, and the NAM Group filed a motion to dismiss the newly-filed complaint.

On February 4, 2014, the magistrate judge entered an order granting the motion for expedited discovery. NAI, NAM FSI and NAM In-Store Services filed their objections to the order before the District Court on February 11, 2014 and concurrently filed a motion to stay the decision of the magistrate judge pending the District Court’s consideration of their objections. On March 10, 2014, NAI, NAM FSI and NAM In-Store Services filed a motion to enforce the parties’ settlement agreement that sought an order that certain of Valassis’s claims, if they are allowed to proceed, must be considered by a three-member panel of antitrust experts pursuant to the parties’ agreements. Separately, on March 11, 2014, the Court referred the NAM Group’s motion to dismiss Valsassis’s newly-filed complaint to the magistrate judge for determination.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Costs associated with the Company’s benefit plans are included in net periodic benefit costs—Direct below. Prior to the Separation, certain of the Company’s U.S. employees participated in defined benefit pension plans that were sponsored by 21st Century Fox, which included participants from other 21st Century Fox subsidiaries and these costs are included in the net periodic benefit costs—Employees participation in 21st Century Fox plans below. In addition, a portion of the benefit plan costs were allocated to the Company and these costs are included in net periodic benefit costs—Corporate allocations. Benefit costs related to employee participation in 21st Century Fox plans and Corporate allocations did not recur in periods subsequent to the Separation.

The amortization of amounts related to unrecognized prior service costs (credits) and deferred losses were reclassified out of other comprehensive income as a component of net periodic benefit costs. In addition, approximately nil and $1 million related to settlements, curtailments and other during the three and nine months ended March 31, 2014 was reclassified out of other comprehensive income as a component of net periodic benefit costs.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The components of net periodic benefits costs were as follows:

	Pension benefits
	Domestic		Foreign		Postretirement benefits
	For the three months ended March 31,
	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost benefits earned during the period	$—	$—	$3	$4	$1	$—
Interest costs on projected benefit obligations	4	3	13	12	1	2
Expected return on plan assets	(5)	(4)	(19)	(16)	—	—
Amortization of deferred losses	1	—	3	4	—	—
Amortization of prior service costs (credits)	—	—	—	—	(3)	(3)
Settlements, curtailments and other	—	—	—	1	—	—

Net periodic benefits costs- Direct	—	(1)	—	5	(1)	(1)
Employees participation in 21st Century Fox plans	—	2	—	—	—	—
Corporate allocations	—	1	—	—	—	—

Net periodic benefits costs- Total	$—	$2	$—	$5	$(1)	$(1)

	Pension benefits
	Domestic		Foreign		Postretirement benefits
	For the nine months ended March 31,
	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost benefits earned during the period	$4	$—	$9	$14	$1	$1
Interest costs on projected benefit obligations	12	8	38	38	5	6
Expected return on plan assets	(13)	(10)	(56)	(48)	—	—
Amortization of deferred losses	4	2	9	12	—	2
Amortization of prior service costs (credits)	—	—	—	—	(10)	(9)
Settlements, curtailments and other	4	—	—	6	—	—

Net periodic benefits costs- Direct	11	—	—	22	(4)	—
Employees participation in 21st Century Fox plans	—	11	—	—	—	—
Corporate allocations	—	3	—	—	—	—

Net periodic benefits costs- Total	$11	$14	$—	$22	$(4)	$—

During the nine months ended March 31, 2014 and 2013, the Company contributed approximately $41 million and $63 million to its various pension and postretirement plans, respectively, of which $13 million and $37 million, respectively, was contributed in the third fiscal quarter of 2014 and 2013, respectively. The contributions for the nine months ended March 31, 2014 included approximately $8 million paid to participants in connection with the termination of the Local Media Group non-qualified pension plans. In addition, during the first quarter of fiscal 2014 approximately $37 million of contributions were made by a third party in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statements of Operations during the nine months ended March 31, 2014.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company further reduced its Retirement benefit obligation by approximately $69 million during the nine months ended March 31, 2014. Of the total reduction, $41 million was due to changes made to the Company’s retiree medical plans during the first quarter of fiscal 2014. The remaining $28 million resulted from an amendment to freeze future benefits for certain domestic pension benefit plans in the third quarter of fiscal 2014. These reductions were recognized in other comprehensive income during the period in which the plan changes were made and will be amortized over the remaining expected life of the plans’ participants as actuarially determined.

NOTE 12. INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2014 was lower than the U.S. statutory tax rate primarily due to the impact of foreign tax refunds and resolution of uncertain state tax positions in the quarter. The effective tax rate was also favorably impacted by certain non-taxable indemnification payments received from 21st Century Fox, partially offset by the impact of other permanent differences as well as the geographical mix of pre-tax earnings.

The Company’s effective income tax rate for the nine months ended March 31, 2014 was higher than the statutory tax rate primarily due to the impact of tax refunds from a foreign jurisdiction, which is discussed below.

The Company’s effective income tax rate for the three months ended March 31, 2013 was lower than the U.S. statutory rate, primarily due to the non-taxable gain on the sale of SKY Network Television Ltd., partially offset by the impact of other permanent differences as well as the geographical mix of pre-tax earnings.

The Company’s effective income tax rate for the nine months ended March 31, 2013 was lower than the U.S. statutory rate, primarily due to the non-taxable gain and reversal of the historic deferred tax liability associated with the consolidation of FOX SPORTS Australia, the non-taxable gain on the sale of SKY Network Television Ltd., partially offset by the impact of other permanent differences as well as the geographical mix of pre-tax earnings.

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

In the first quarter of fiscal 2014, the foreign tax authority determined that it would not appeal such ruling received by the Company in July 2013 and therefore, a portion of the uncertain matter was resolved during the three months ended September 30, 2013. In the second quarter of fiscal 2014, the foreign tax authority completed its review and the remaining uncertain matter was resolved during the three months ended December 31, 2013. For the nine months ended March 31, 2014, the Company recorded $794 million for the gross tax refund and interest owed to the Company by a foreign tax authority upon completion of its review of the uncertain tax matter.

The Company recorded a tax benefit, net of applicable taxes on interest, of $721 million for the nine months ended March 31, 2014 to Income tax benefit in the Statements of Operations. Refunds received related to these matters are to be remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the nine months ended March 31, 2014, the Company recorded an expense to Other, net of $721 million for the payable to 21st Century Fox in the Statements of Operations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Refer to the table below for the net impact of the tax refund and interest, net of tax, recorded in the Statements of Operations:

For the nine months ended March 31, 2014
(in millions)
Other, net	$(721)
Income tax benefit	721

Net impact to the Statement of Operations	$—

As of March 31, 2014, the Company received $794 million from the foreign tax authority. As of March 31, 2014, the Company paid 21st Century Fox $721 million. Amounts paid to 21st Century Fox are net of the estimated tax associated with interest related to the refund. The Company accounts for interest on taxes as a component of Income tax (expense) benefit.

During the nine months ended March 31, 2014 and 2013, the Company paid gross income taxes of $69 million and $82 million, respectively, and received income tax refunds of $840 million and $12 million, respectively. The income tax refunds for the nine months ended March 31, 2014 included the $794 million related to amounts received from the foreign tax authority discussed above.

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

The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and The New York Post in the U.S. This segment also includes News America Marketing (“NAM”), a leading provider of free-standing coupon inserts, in-store marketing products and digital-savings marketing solutions. NAM’s customers include many of the largest consumer packaged goods advertisers in the U.S. and Canada.

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia with seven standard definition television channels, high definition versions of five of these channels, an interactive viewing application, several IPTV channels and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League and international cricket. Prior to the November 2012 acquisition of the portion of FOX SPORTS Australia that it did not own, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company now owns 100% of FOX SPORTS Australia and its results are included within this segment.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•

Book Publishing—The Book Publishing segment consists of HarperCollins which is one of the largest English-language consumer publishers in the world, with particular strengths in general fiction, nonfiction, children’s and religious publishing, and an industry leader in digital publishing. HarperCollins includes over 60 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Publishers, William Morrow and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as J.R.R. Tolkien, Paulo Coelho, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon and To Kill a Mockingbird.

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

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: Depreciation and amortization; impairment and restructuring charges; equity earnings of affiliates; interest, net; other, net; income tax (expense) benefit and net income attributable to noncontrolling interests. The Company believes that information about Segment EBITDA assists all users of its Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions)
Revenues:
News and Information Services	$1,488	$1,631	$4,595	$5,069
Cable Network Programming	113	125	355	178
Digital Real Estate Services	102	86	295	254
Book Publishing	354	311	1,073	1,040
Other	21	27	70	93

Total Revenues	2,078	2,180	6,388	6,634

Segment EBITDA:
News and Information Services	$146	$166	$534	$584
Cable Network Programming	27	25	109	44
Digital Real Estate Services	53	41	152	122
Book Publishing	53	29	164	120
Other	(104)	(92)	(316)	(312)

Total Segment EBITDA	175	169	643	558

Depreciation and amortization	(142)	(144)	(421)	(398)
Impairment and restructuring charges	(10)	(54)	(73)	(231)
Equity earnings of affiliates	23	27	53	81
Interest, net	17	25	50	54
Other, net	(1)	314	(673)	1,569

Income (loss) before income tax (expense) benefit	62	337	(421)	1,633
Income tax (expense) benefit	(1)	(5)	686	27

Net income	61	332	265	1,660
Less: Net income attributable to noncontrolling interests	(13)	(9)	(39)	(30)

Net income attributable to News Corporation stockholders	$48	$323	$226	$1,630

	As of March 31, 2014	As of June 30, 2013
	(in millions)
Total assets:
News and Information Services	$7,698	$7,552
Cable Network Programming	1,465	1,414
Digital Real Estate Services	458	393
Book Publishing	1,427	1,355
Other	2,944	2,430
Investments	2,551	2,499

Total assets	$16,543	$15,643

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	As of March 31, 2014	As of June 30, 2013
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,649	$2,657
Cable Network Programming	1,165	1,170
Digital Real Estate Services	94	77
Book Publishing	591	605
Other	380	402

Total goodwill and intangible assets, net	$4,879	$4,911

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

Receivables, net consist of:

	As of March 31, 2014	As of June 30, 2013
	(in millions)
Receivables	$1,576	$1,510
Allowances for returns and doubtful accounts	(182)	(175)

Receivables, net	$1,394	$1,335

The Company’s receivables did not contain significant concentrations of credit risk as of March 31, 2014 or June 30, 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Other Current Assets

The following table sets forth the components of Other current assets:

	As of March 31, 2014	As of June 30, 2013
	(in millions)
Inventory(a)	$364	$301
Assets held for sale(b)	2	89
Deferred tax assets	62	55
Prepayments and other current assets	250	235

Total Other current assets	$678	$680

(a)	Inventory at March 31, 2014 and June 30, 2013 was primarily comprised of books, programming rights, newsprint, printing ink and plate material for the Company’s publishing operations.
(b)	Assets held for sale at June 30, 2013 was comprised primarily of the net assets of the Dow Jones Local Media Group.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of March 31, 2014	As of June 30, 2013
	(in millions)
Royalty advances to authors	$270	$248
Notes receivable(a)	122	108
Deferred tax assets	230	139
Other	162	103

Total Other non-current assets	$784	$598

(a)	Notes receivable relates to the Company’s sale of its former U.K. newspaper division headquarters.

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of March 31, 2014	As of June 30, 2013
	(in millions)
Current tax payable	$116	$28
Current deferred income tax	62	61
Royalties and commissions payable	197	154
Other	272	189

Total Other current liabilities	$647	$432

Other, net

The following table sets forth the components of Other, net:

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$—	$—	$(721)	$—
Gain on third party pension contribution(b)	—	—	37	—
Gain on CMH transaction (c)	—	—	—	1,258
Gain on sale of investment in SKY Network Television Ltd.(d)	—	321	—	321
Other, net	(1)	(7)	11	(10)

Total Other, net	$(1)	$314	$(673)	$1,569

(a)	See Note 12 – Income Taxes
(b)	See Note 11 – Pension and Other Postretirement Benefits
(c)	See Note 2 – Acquisitions, Disposals and Other Transactions
(d)	See Note 4 – Investments

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 15. SUBSEQUENT EVENTS

On May 1, 2014, the Company agreed to acquire Harlequin Enterprises Limited (“Harlequin”) from Torstar Corporation for a purchase price of C$455 million (approximately US$415 million). Harlequin is a leading publisher of women’s fiction and this acquisition will extend HarperCollins’ global platform, particularly in Europe and Asia Pacific. Harlequin will become a division of HarperCollins Publishers and its results will be included within the Company’s Book Publishing segment. The acquisition is subject to customary closing conditions, including regulatory approvals and approval of Torstar’s shareholders. The closing is anticipated by the end of the third quarter of calendar year 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q.The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited Consolidated and Combined Financial Statements of News Corporation and related notes set forth elsewhere herein and News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the SEC on September 20, 2013 (the “2013 Form 10-K”).

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

Subsequent to the Distribution Date, the Company’s financial statements as of June 30, 2013 and as of and for the three and nine months ended March 31, 2014 are presented on a consolidated basis, as the Company became a separate consolidated group on June 28, 2013. The Company’s consolidated statements of operations for the three and nine months ended March 31, 2014 reflect the Company’s operations as a stand-alone company. The Company’s consolidated balance sheets as of June 30, 2013 and March 31, 2014 consist of the Company’s consolidated balances, subsequent to the Separation.

Prior to the Separation, the Company’s combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of 21st Century Fox. The Company’s financial statements for the three and nine months ended March 31, 2013 were prepared on a combined basis and presented as carve-out financial statements, as the Company was not a separate consolidated group prior to the Distribution Date. These statements reflect the combined historical results of operations and cash flows of 21st Century Fox’s publishing businesses, its education division and other Australian assets.

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

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2014 and 2013. This analysis is presented on both a consolidated or combined basis and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2014 and 2013 as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of March 31, 2014.

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

The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing (“NAM”), a leading provider of free-standing coupon inserts, in-store marketing products and digital marketing solutions. NAM’s customers include many of the largest consumer packaged goods advertisers in the U.S. and Canada.

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia with seven standard definition television channels, high definition versions of five of these channels, an interactive viewing application, several IPTV channels and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League and international cricket. Prior to the November 2012 acquisition of the portion of FOX SPORTS Australia that it did not own, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company now owns 100% of FOX SPORTS Australia and its results are included within this segment.

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

•

Book Publishing—The Book Publishing segment consists of HarperCollins which is one of the largest English-language consumer publishers in the world, with particular strengths in general fiction, nonfiction, children’s and religious publishing, and an industry leader in digital publishing. HarperCollins includes over 60 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Publishers, William Morrow and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as J.R.R. Tolkien, Paulo Coelho, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon and To Kill a Mockingbird.

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

•

Amplify Learning, Amplify’s nascent digital curriculum business, is developing new content in English Language Arts, Science and Math, including software that will combine interactive, game-like experiences with rigorous analytics, all driven by adaptive technologies that respond to individual students’ needs as they evolve. Amplify Learning’s curriculum will incorporate the new Common Core State Standards that are expected to be implemented in 44 states beginning with the 2014-2015 school year.

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

In December 2013, the Company also entered into new multi-year supply agreements for newsprint and ink, which are expected to yield cost savings over the lives of the agreements. Under the agreements, the Company expects that the new contracts will yield an EBITDA improvement from cost savings of approximately $30 million over the second half of fiscal 2014 and in fiscal 2015, combined.

In February 2014, SEEKAsia Limited (“SEEK Asia”) agreed to purchase the online employment businesses of JobStreet Corporation Berhad (“JobStreet”), which will be combined with JobsDB, Inc., SEEK Asia’s existing online employment business. The transaction, which is subject to certain conditions, including regulatory approval and JobStreet shareholder approval, will be funded primarily through additional contributions by SEEK Asia shareholders. The Company’s share of the funding contribution is expected to be approximately $50 million and is subject to the closing of the JobStreet acquisition. The Company will continue to hold its 12.1% investment in SEEK Asia following the transaction.

In April 2014, The Rubicon Project (“Rubicon”), in which the Company owned approximately 5.6 million shares as of March 31, 2014, completed an initial public offering of its common stock. The Company sold approximately 850 thousand shares as part of the public offering which resulted in a gain on sale of $6 million and reduced the Company’s ownership percentage to 13.7%. Prior to the public offering, the Company’s investment in Rubicon was recorded in the Balance Sheets at cost. As a result of the offering, the Company’s remaining investment in Rubicon will be designated as an available-for-sale security as of April 2014, and carried at fair value. Unrealized gains and losses from available-for-sale securities are reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity. While the Rubicon investment is classified as an available-for-sale security, the Company is contractually restricted from selling these shares for at least six months from the date of the public offering.

On May 1, 2014, the Company agreed to acquire Harlequin Enterprises Limited (“Harlequin”) from Torstar Corporation for a purchase price of C$455 million (approximately US$415 million). Harlequin is a leading publisher of women’s fiction and this acquisition will extend HarperCollins’ global platform, particularly in Europe and Asia Pacific. Harlequin will become a division of HarperCollins Publishers and its results will be included within the Company’s Book Publishing segment. The acquisition is subject to customary closing conditions, including regulatory approvals and approval of Torstar’s shareholders. The closing is anticipated by the end of the third quarter of calendar year 2014.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2014 versus the three and nine months ended March 31, 2013

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2014 as compared to the three and nine months ended March 31, 2013.

	For the three months ended March 31,				For the nine months ended March 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$952	$1,046	$(94)	(9)%	$2,990	$3,250	$(260)	(8)%
Circulation and Subscription	665	703	(38)	(5)%	2,005	1,965	40	2%
Consumer	342	297	45	15%	1,030	969	61	6%
Other	119	134	(15)	(11)%	363	450	(87)	(19)%

Total Revenues	2,078	2,180	(102)	(5)%	6,388	6,634	(246)	(4)%
Operating expenses	(1,259)	(1,354)	95	(7)%	(3,828)	(4,040)	212	(5)%
Selling, general and administrative	(644)	(657)	13	(2)%	(1,917)	(2,036)	119	(6)%
Depreciation and amortization	(142)	(144)	2	(1)%	(421)	(398)	(23)	6%
Impairment and restructuring charges	(10)	(54)	44	(81)%	(73)	(231)	158	(68)%
Equity earnings of affiliates	23	27	(4)	(15)%	53	81	(28)	(35)%
Interest, net	17	25	(8)	(32)%	50	54	(4)	(7)%
Other, net	(1)	314	(315)	* *	(673)	1,569	(2,242)	* *

Income (loss) before income tax (expense) benefit	62	337	(275)	(82)%	(421)	1,633	(2,054)	* *
Income tax (expense) benefit	(1)	(5)	4	(80)%	686	27	659	* *

Net income	61	332	(271)	(82)%	265	1,660	(1,395)	(84)%
Less: Net income attributable to noncontrolling interests	(13)	(9)	(4)	44%	(39)	(30)	(9)	30%

Net income attributable to News Corporation	$48	$323	$(275)	(85)%	$226	$1,630	$(1,404)	(86)%

**	not meaningful

Revenues—Revenues decreased 5% and 4% for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013. The revenue decreases were mainly due to lower revenues at the News and Information Services segment of $143 million and $474 million for the three and nine months ended March 31, 2014, respectively, resulting from the adverse impact of foreign currency fluctuations; lower revenues at the Australian newspapers, reflecting weakness in the print advertising market; and lower revenues at Dow Jones, primarily from the disposal of the Dow Jones Local Media Group, lower Institutional product revenues and lower other revenues. The revenue decreases for the three and nine months ended March 31, 2014 were partially offset by increased revenues at the Book Publishing segment of $43 million and $33 million, respectively, and increased revenues at the Digital Real Estate Services segment of $16 million and $41 million, respectively. The revenue decrease for the nine months ended March 31, 2014 was also due to a revenue decrease at the Other segment of $23 million and was partially offset by increased revenues at the Cable Network Programming segment of $177 million primarily resulting from the consolidation of FOX SPORTS Australia in November 2012.

Operating Expenses—Operating expenses decreased 7% and 5% for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013. The operating expense decreases for the three and nine months ended March 31, 2014 were primarily due to lower operating expenses at the News and Information Services segment of $94 million and $319 million, respectively, primarily due to lower production costs resulting from reduced sales and the impact of cost containment initiatives. The decrease in operating expenses for the nine months ended March 31, 2014 was partially offset by increased operating expenses at the Cable Network Programming segment of $106 million primarily resulting from the consolidation of FOX SPORTS Australia.

Selling, general and administrative expenses—Selling, general and administrative expenses decreased 2% and 6% for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013. The decreases in Selling, general and administrative expenses for the three and nine months ended March 31, 2014 were primarily due to lower expenses at the News and Information Services segment of $29 million and $105 million, respectively, primarily due to the impact of cost savings initiatives. The decrease for the nine months ended March 31, 2014 was also due to a decrease of $30 million at the Other segment primarily due to lower fees and costs related to the U.K. Newspaper Matters, partially offset by higher expenses at Amplify.

Pension and other postretirement plan expenses decreased $7 million and $29 million for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013 primarily due to changes made to the Company’s plans during fiscal 2014 and the favorable impact of changes in actuarial assumptions.

Depreciation and amortization—Depreciation and amortization expense for the three months ended March 31, 2014 was relatively consistent with the corresponding period of fiscal 2013. Depreciation and amortization expense for the nine months ended March 31, 2014 increased 6% as compared to the corresponding period of fiscal 2013 primarily due to higher expenses at the News and Information Services segment of $14 million, principally due to accelerated depreciation at the U.K. newspapers for changes in the useful lives of leased facilities which the Company will be exiting in fiscal 2014, and increased expenses at the Cable Network Programming segment of approximately $12 million primarily resulting from the consolidation of FOX SPORTS Australia.

Impairment and restructuring charges— During the three and nine months ended March 31, 2014, the Company recorded restructuring charges of $10 million and $61 million, respectively, of which $6 million and $50 million, respectively, related to the newspaper businesses. The restructuring charges recorded in fiscal 2014 were primarily for employee termination benefits.

During the three and nine months ended March 31, 2013, the Company recorded restructuring charges of $54 million and $231 million, respectively of which $53 million and $227 million, respectively, related to the newspaper businesses. The restructuring charges primarily related to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper businesses. The restructuring charges recorded in the three and nine months ended March 31, 2013 were primarily for termination benefits in Australia and contract termination payments in the U.K.

During the second quarter of fiscal 2014, the Company reached an agreement to sell one of its U.S. printing plants. The carrying value of the plant was more than the net proceeds the Company received in January 2014 by approximately $12 million which was recorded as an impairment charge in the nine months ended March 31, 2014.

Equity earnings of affiliates—Equity earnings of affiliates decreased $4 million and $28 million for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013. The decrease in equity earnings of affiliates for the three months ended March 31, 2014 was primarily due to the sale of the Company’s investment in SKY Network Television Ltd., partially offset by improved results at Foxtel. The decrease for the nine months ended March 31, 2014 was primarily due to the consolidation of FOX SPORTS Australia and the sale of the Company’s investment in SKY Network Television Ltd., partially offset by the Company’s increased ownership interest in Foxtel.

	For the three months ended March 31,				For the nine months ended March 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in millions, except %)
Foxtel(a)	$23	$17	$6	35%	$53	$30	$23	77%
Pay television and cable network programming equity affiliates(b)	—	10	(10)	(100)%	—	52	(52)	(100)%
Other equity affiliates, net	—	—	—	* *	—	(1)	1	(100)%

Total Equity earnings of affiliates	$23	$27	$(4)	(15)%	$53	$81	$(28)	(35)%

**	not meaningful
(a)

The Company owned 25% of Foxtel through November 2012. In November 2012, the Company increased its ownership in Foxtel to 50% as a result of the CMH acquisition. In accordance with ASC 350, the Company amortized $15 million and $46 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and nine months ended March 31, 2014, respectively, and $20 million and $26 million, in the corresponding periods of fiscal 2013, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

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

Interest, net—Interest, net decreased $8 million and $4 million for the three and nine months ended March 31, 2014 as compared to the corresponding periods of fiscal 2013 primarily due to a higher proportion of cash being held in lower interest yielding jurisdictions during fiscal 2014. The decrease for the nine months ended March 31, 2014 was partially offset by increased interest income from the note receivable from Foxtel due to an increased investment in Foxtel as a result of the acquisition of CMH in November 2012. (See Note 4 to the unaudited Consolidated and Combined Financial Statements of News Corporation).

Other, net

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$—	$—	$(721)	$—
Gain on third party pension contribution(b)	—	—	37	—
Gain on CMH transaction(c)	—	—	—	1,258
Gain on sale of investment in SKY Network Television Ltd.(d)	—	321	—	321
Other, net	(1)	(7)	11	(10)

Total Other, net	$(1)	$314	$(673)	$1,569

(a)

The Company filed refund claims for certain losses, pertaining to periods prior to the Separation, in a foreign jurisdiction that were subject to litigation. In the first quarter of fiscal 2014, the foreign tax authority determined that it would not appeal a ruling received by the Company in July 2013 and therefore, a portion of an uncertain matter was resolved during the three months ended September 30, 2013. In the second quarter of fiscal 2014, the foreign tax authority completed its review and the remainder of the uncertain matter was resolved during the three months ended December 31, 2013. The Company recorded $794 million for the tax refund and interest and recorded a tax benefit, net of applicable taxes on interest, of $721 million to Income tax benefit in the Statements of Operations for the nine months ended March 31, 2014. Pursuant to the Tax Sharing and Indemnification Agreement, refunds received related to these matters are to be remitted to 21st Century Fox. Accordingly, the Company recorded an expense to Other, net of $721 million for the payable to 21st Century Fox in the Statements of Operations for the nine months ended March 31, 2014. (See Note 12 to the unaudited Consolidated and Combined Financial Statements of News Corporation).

(b)

During the first quarter of fiscal 2014, a $37 million contribution was made by a third party to one of the Company’s pension plans in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statements of Operations during the nine months ended March 31, 2014. (See Note 11 to the unaudited Consolidated and Combined Financial Statements of News Corporation).

(c)	See Note 2 to the unaudited Consolidated and Combined Financial Statements of News Corporation.
(d)	See Note 4 to the unaudited Consolidated and Combined Financial Statements of News Corporation.

Income tax benefit—The Company’s effective tax rate for the three months ended March 31, 2014 was lower than the U.S. statutory tax rate primarily due to the impact of foreign tax refunds and resolution of uncertain state tax positions in the quarter. The effective tax rate was also favorably impacted by certain non-taxable indemnification payments received from 21st Century Fox, partially offset by the impact of other permanent differences as well as the geographical mix of pre-tax earnings.

The Company’s effective income tax rate for the nine months ended March 31, 2014 was higher than the statutory tax rate primarily due to the impact of tax refunds from a foreign jurisdiction. (See Note 12 to the unaudited Consolidated and Combined Financial Statements of News Corporation).

The Company’s effective income tax rate for the three months ended March 31, 2013 was lower than the U.S. statutory rate, primarily due to the non-taxable gain on the sale of SKY Network Television Ltd., partially offset by the impact of other permanent differences as well as the geographical mix of pre-tax earnings.

The Company’s effective income tax rate for the nine months ended March 31, 2013 was lower than the U.S. statutory rate, primarily due to the non-taxable gain and reversal of the historic deferred tax liability associated with the consolidation of FOX SPORTS Australia, the non-taxable gain on the sale of SKY Network Television Ltd., partially offset by the impact of other permanent differences as well as the geographical mix of pre-tax earnings.

Net income—Net income decreased $271 million and $1,395 million for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013. The decrease for the three months ended March 31, 2014 was primarily due to the gain on the sale of the Company’s investment in SKY Network Television Ltd. included in the corresponding period of fiscal 2013. The decrease in net income for the nine months ended March 31, 2014 was primarily due to the gain on the CMH transaction and the gain on the sale of SKY Network Television Ltd. both of which were included in the corresponding period of fiscal 2013, partially offset by lower restructuring expenses.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $4 million and $9 million for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013, due to higher results at REA Group.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: Depreciation and amortization, impairment and restructuring charges, equity earnings of affiliates, interest, net, other, net, income tax (expense) benefit and net income attributable to noncontrolling interests. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources within the Company’s businesses. Segment EBITDA provides management, investors and equity analysts with a measure to analyze operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

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

	For the three months ended March 31,				For the nine months ended March 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in millions, except %)
Revenues	$2,078	$2,180	$(102)	(5)%	$6,388	$6,634	$(246)	(4)%
Operating expenses	(1,259)	(1,354)	95	(7)%	(3,828)	(4,040)	212	(5)%
Selling, general and administrative expenses	(644)	(657)	13	(2)%	(1,917)	(2,036)	119	(6)%

Total Segment EBITDA	175	169	6	4%	643	558	85	15%
Depreciation and amortization	(142)	(144)	2	(1)%	(421)	(398)	(23)	6%
Impairment and restructuring charges	(10)	(54)	44	(81)%	(73)	(231)	158	(68)%
Equity earnings of affiliates	23	27	(4)	(15)%	53	81	(28)	(35)%
Interest, net	17	25	(8)	(32)%	50	54	(4)	(7)%
Other, net	(1)	314	(315)	* *	(673)	1,569	(2,242)	* *

Income (loss) before income tax (expense) benefit	62	337	(275)	(82)%	(421)	1,633	(2,054)	* *
Income tax (expense) benefit	(1)	(5)	4	(80)%	686	27	659	* *

Net income	$61	$332	$(271)	(82)%	$265	$1,660	$(1,395)	(84)%

**	not meaningful

	For the three months ended March 31,
	2014		2013
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$1,488	$146	$1,631	$166
Cable Network Programming	113	27	125	25
Digital Real Estate Services	102	53	86	41
Book Publishing	354	53	311	29
Other	21	(104)	27	(92)

Total	$2,078	$175	$2,180	$169

	For the nine months ended March 31,
	2014		2013
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$4,595	$534	$5,069	$584
Cable Network Programming	355	109	178	44
Digital Real Estate Services	295	152	254	122
Book Publishing	1,073	164	1,040	120
Other	70	(316)	93	(312)

Total	$6,388	$643	$6,634	$558

News and Information Services (72% of the Company’s consolidated revenues in the first nine months of fiscal 2014 and 76% of the Company’s combined revenues in the first nine months of fiscal 2013)

	For the three months ended March 31,				For the nine months ended March 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$835	$932	$(97)	(10)%	$2,638	$2,956	$(318)	(11)%
Circulation and Subscription	558	588	(30)	(5)%	1,681	1,785	(104)	(6)%
Other	95	111	(16)	(14)%	276	328	(52)	(16)%

Total Revenues	1,488	1,631	(143)	(9)%	4,595	5,069	(474)	(9)%
Operating expenses	(916)	(1,010)	94	(9)%	(2,789)	(3,108)	319	(10)%
Selling, general and administrative	(426)	(455)	29	(6)%	(1,272)	(1,377)	105	(8)%

Segment EBITDA	$146	$166	$(20)	(12)%	$534	$584	$(50)	(9)%

Revenues at the News and Information Services segment decreased $143 million, or 9%, and $474 million, or 9%, for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013.

The revenue decreases for the three and nine months ended March 31, 2014 were primarily due to lower advertising revenues of $97 million and $318 million, respectively, as compared to the corresponding periods of fiscal 2013. The decreases in advertising revenues for the three and nine months ended March 31, 2014 were primarily due to lower advertising revenues at the Australian newspapers of $77 million and $257 million, respectively, principally resulting from the adverse impact of foreign currency fluctuations and weakness in the print advertising market in Australia; lower advertising revenues at Dow Jones of $25 million and $70 million, respectively, primarily due to the disposal of the Dow Jones Local Media Group; and lower advertising revenues at the U.K. newspapers of $4 million and $17 million, respectively, primarily resulting from overall print market declines. The decrease in advertising revenues at the U.K. newspapers for the nine months ended March 31, 2014 was also due to the absence of Olympic-related revenues in the nine months ended March 31, 2014. The revenue decreases for the three and nine months ended March 31, 2014 were partially offset by increased advertising revenues at News America Marketing of $15 million and $39 million, respectively, primarily due to higher in-store marketing revenues.

Circulation and subscription revenues for the three and nine months ended March 31, 2014 decreased $30 million and $104 million, respectively, as compared to the corresponding periods of fiscal 2013. The decreases were due in large part to Dow Jones revenue decreases of $30 million and $64 million, respectively, primarily due to lower Institutional product revenue and the disposal of the Dow Jones Local Media Group, partially offset by increased circulation revenues at The Wall Street Journal and at WSJ.com. Revenues at the Australian newspapers decreased $14 million and $40 million, respectively, principally as a result of the adverse impact of foreign currency fluctuations, as decreased revenues due to lower print circulation volume were offset by price increases. Revenues at the U.K. newspapers for the three and nine months ended March 31, 2014 increased $16 million and $8 million, respectively, as compared with the corresponding periods of fiscal 2013, primarily due to increased digital subscription revenues and price increases, partially offset by lower print circulation volume.

Other revenues for the three and nine months ended March 31, 2014 decreased $16 million and $52 million, respectively, primarily due to decreased revenues at the Australian newspapers of $12 million and $20 million, respectively, and at Dow Jones of $6 million and $27 million, respectively.

Segment EBITDA at the News and Information Services segment decreased $20 million, or 12%, and $50 million, or 9%, for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013. These decreases were primarily due to decreases at the Australian newspapers of $6 million and $63 million, respectively, principally as a result of lower advertising revenues as noted above, partially offset by lower production costs and the impact of cost savings initiatives, and decreases at Dow Jones of $12 million and $28 million, respectively, for the three and nine months ended March 31, 2014, primarily due to lower Institutional product revenue and the disposal of the Dow Jones Local Media Group, partially offset by lower production costs and the impact of cost savings initiatives. The Segment EBITDA decline for the three months ended March 31, 2014 was also due to a decrease of $13 million at the U.K. newspapers primarily due to incremental costs related to dual rent and other facility-related costs and increased promotional spending and higher sports right acquisition costs associated with Sun+, which was launched in August 2013. The Segment EBITDA declines for the three and nine months ended March 31, 2014 were partially offset by increases of $13 million and $23 million, respectively, at News America Marketing, primarily due to higher revenues as noted above, partially offset by increased retail commission and production costs. The Segment EBITDA decline for the nine months ended March 31, 2014 was also partially offset by the absence of losses of $12 million from The Daily which was shut down in December 2012 and an increase of $7 million at the U.K. newspapers primarily resulting from production costs and Olympic-related promotional spending in the prior period that did not recur in the current period as well as the positive impact of the release of legal reserves resulting from a favorable arbitration ruling, partially offset by the lower revenues noted above, incremental costs related to dual rent and other facility-related costs and increased promotional spending and higher sports right acquisition costs associated with Sun+.

News Corp Australia

Revenues at the Australian newspapers for the three and nine months ended March 31, 2014 decreased 21% and 20%, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to the adverse impact of foreign currency fluctuations and lower advertising revenues. The strengthening of the U.S. dollar against the Australian dollar resulted in revenue decreases of $60 million, or 13%, and $172 million, or 11%, for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013.

News U.K.

For the three months ended March 31, 2014, revenues at the U.K. newspapers increased 5% as compared to the corresponding period of fiscal 2013 primarily due to the positive impact of foreign currency fluctuations and increased digital subscription revenues, partially offset by lower advertising revenues. Revenues for the nine months ended March 31, 2014 were relatively consistent with the corresponding period of fiscal 2013 as increased digital subscription revenues and the positive impact of foreign currency fluctuations were offset by lower advertising revenues, principally related to Olympic-related revenue in the prior period that did not recur in the current period, and lower print circulation volume. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in revenue increases of $24 million and $20 million for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013.

Dow Jones

Revenues at Dow Jones for the three and nine months ended March 31, 2014 decreased 14% and 12%, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to lower revenues of $36 million and $91 million, respectively, resulting from the sale of the Dow Jones Local Media Group in September 2013, lower Institutional product revenues of $20 million and $48 million, respectively, and lower other revenues of $3 million and $16 million, respectively, principally resulting from lower third party printing and content distribution revenues. The revenue decreases were partially offset by increased circulation revenues at The Wall Street Journal and at WSJ.com of $4 million and $17 million, respectively, due to price increases.

News America Marketing

Revenues at News America Marketing increased 4% for both the three and nine months ended March 31, 2014 as compared to the corresponding periods of fiscal 2013, primarily due to increased revenues for in-store advertising, partially offset by slightly lower revenues for free-standing insert products.

Cable Network Programming (5% of the Company’s consolidated revenues in the first nine months of fiscal 2014 and 3% of the Company’s combined revenues in the first nine months of fiscal 2013)

	For the three months ended March 31,				For the nine months ended March 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$15	$17	$(2)	(12)%	$56	$23	$33	* *
Circulation and Subscription	96	105	(9)	(9)%	294	150	144	96%
Other	2	3	(1)	(33)%	5	5	—	—

Total Revenues	113	125	(12)	(10)%	355	178	177	99%
Operating expenses	(80)	(96)	16	(17)%	(229)	(123)	(106)	86%
Selling, general and administrative	(6)	(4)	(2)	50%	(17)	(11)	(6)	55%

Segment EBITDA	$27	$25	$2	8%	$109	$44	$65	* *

**	not meaningful

For the three months ended March 31, 2014, revenues at the Cable Network Programming segment decreased $12 million as compared to the corresponding period of fiscal 2013 as higher subscription revenues related to increases in digital platform subscribers and higher affiliate pricing were more than offset by the adverse impact of foreign currency fluctuations. The strengthening of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $18 million for the three months ended March 31, 2014 as compared to the corresponding period of fiscal 2013. For the three months ended March 31, 2014, Segment EBITDA at the Cable Network Programming segment increased $2 million as compared to the corresponding period of fiscal 2013 primarily due to increased subscription revenues and expense decreases, partially offset by the adverse impact of foreign currency fluctuations. The reduction in expenses was primarily associated with FOX SPORTS Australia not broadcasting and producing Domestic Cricket as in the corresponding period of fiscal 2013. The strengthening of the U.S. dollar against the Australian dollar resulted in a Segment EBITDA decrease of $4 million for the three months ended March 31, 2014 as compared to the corresponding period of fiscal 2013. For the nine months ended March 31, 2014, revenues at the Cable Network Programming segment increased $177 million and Segment EBITDA increased $65 million, as compared to the corresponding period of fiscal 2013 primarily reflecting the consolidation of FOX SPORTS Australia beginning in November 2012.

For the nine months ended March 31, 2014, on a stand-alone basis, revenues at FOX SPORTS Australia decreased 4%, as compared to the corresponding period of fiscal 2013, as higher subscription revenues related to increases in digital platform subscribers and higher affiliate pricing were more than offset by the adverse impact of foreign currency fluctuations. On a stand-alone basis, Segment EBITDA for the nine months ended March 31, 2014 decreased 2% as compared to the corresponding period of fiscal 2013, primarily due to increased expenses and the adverse impact of foreign currency fluctuations, partially offset by increased subscription and advertising revenues. The expense increase for the nine months ended March 31, 2014 was primarily due to increased expenses associated with the new National Rugby League contract, partially offset by the absence of costs associated with Domestic Cricket in the current year period.

Digital Real Estate Services (5% of the Company’s consolidated revenues in the first nine months of fiscal 2014 and 4% of the Company’s combined revenues in the first nine months of fiscal 2013)

	For the three months ended March 31,				For the nine months ended March 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$102	$86	$16	19%	$295	$254	$41	16%

Total Revenues	102	86	16	19%	295	254	41	16%
Selling, general and administrative	(49)	(45)	(4)	9%	(143)	(132)	(11)	8%

Segment EBITDA	$53	$41	$12	29%	$152	$122	$30	25%

**	not meaningful

Revenues at the Digital Real Estate Services segment increased $16 million, or 19%, and $41 million, or 16%, for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013. The revenue increases were primarily due to increased listing depth product penetration in Australia. The strengthening of the U.S. dollar against the Australian dollar resulted in revenue decreases of $16 million and $38 million for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013.

Segment EBITDA at the Digital Real Estate Services segment increased $12 million, or 29%, and $30 million, or 25%, for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013. The improvements in Segment EBITDA were primarily due to the revenue increases noted above. The strengthening of the U.S. dollar against the Australian dollar resulted in Segment EBITDA decreases of $9 million and $21 million for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013.

Book Publishing (17% of the Company’s consolidated revenues in the first nine months of fiscal 2014 and 16% of the Company’s combined revenues in the first nine months of fiscal 2013)

	For the three months ended March 31,				For the nine months ended March 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Consumer	$342	$297	$45	15%	$1,030	$969	$61	6%
Other	12	14	(2)	(14)%	43	71	(28)	(39)%

Total Revenues	354	311	43	14%	1,073	1,040	33	3%
Operating expenses	(247)	(237)	(10)	4%	(761)	(771)	10	(1)%
Selling, general and administrative	(54)	(45)	(9)	20%	(148)	(149)	1	(1)%

Segment EBITDA	$53	$29	$24	83%	$164	$120	$44	37%

Revenues at the Book Publishing segment increased $43 million, or 14%, for the three months ended March 31, 2014, and $33 million, or 3%, for the nine months ended March 31, 2014, as compared to the corresponding periods of fiscal 2013. The increases in revenues for the three and nine months ended March 31, 2014 were primarily due to higher print and digital book sales of $45 million and $61 million, respectively, principally resulting from sales of the Divergent series by Veronica Roth following the launch of Allegiant in October 2013. The Company sold more than 8 million net units of the Divergent series during the three months ended March 31, 2014, 28% of which were e-book sales. The book sales increase for the nine months ended March 31, 2014 was also due to sales of The Pioneer Woman Cooks: A Year of Holidays by Ree Drummond and The First Phone Call from Heaven by Mitch Albom, partially offset by lower sales at the Christian publishing business, primarily in the first quarter of fiscal 2014, which reduced revenues by approximately $8 million. The revenue increase for the nine months ended March 31, 2014 was also partially offset by a decrease in other revenues of $28 million primarily due to the sale of the Women of Faith live events business and the decision to exit the third party distribution business. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of $8 million for the nine months ended March 31, 2014 as compared to the corresponding period of fiscal 2013. E-book sales represented 26% of revenues during the three months ended March 31, 2014, as compared to 21% in the corresponding period of fiscal 2013, representing a 46% increase. E-book sales represented 22% of revenues during the nine months ended March 31, 2014, as compared to 17% in the corresponding period of fiscal 2013, representing a 39% increase. During the nine months ended March 31, 2014, HarperCollins had 122 titles on The New York Times Bestseller List, with 13 titles reaching the number one position.

Segment EBITDA at the Book Publishing segment increased $24 million, or 83%, and $44 million, or 37%, for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013, primarily due to the increases in book sales noted above, the impact of ongoing operational efficiencies and higher contributions to profits from e-books reflecting the continued shift to digital book sales which have lower production and distribution costs than print books.

Other (1% of the Company’s consolidated revenues in the first nine months of fiscal 2014 and 1% of the Company’s combined revenues in the first nine months of fiscal 2013)

	For the three months ended March 31,				For the nine months ended March 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$—	$11	$(11)	(100)%	$1	$17	$(16)	(94)%
Circulation and Subscription	11	10	1	10%	30	30	—	—
Other	10	6	4	67%	39	46	(7)	(15)%

Total Revenues	21	27	(6)	(22)%	70	93	(23)	(25)%
Operating expenses	(16)	(11)	(5)	45%	(49)	(38)	(11)	29%
Selling, general and administrative	(109)	(108)	(1)	1%	(337)	(367)	30	(8)%

Segment EBITDA	$(104)	$(92)	$(12)	13%	$(316)	$(312)	$(4)	1%

Revenues at the Other segment decreased $6 million, or 22%, and $23 million, or 25%, for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013. These revenue decreases were primarily due to lower revenues of $4 million and $15 million, respectively, due to the sale of certain of the Company’s non-core Australian businesses during fiscal 2013 and lower revenues at Amplify of $2 million and $8 million, respectively, principally due to lower project-based consulting revenues at the Insight business.

Segment EBITDA at the Other segment decreased $12 million, or 13%, and $4 million, or 1% for the three and nine months ended March 31, 2014, respectively, as compared to the corresponding periods of fiscal 2013. Segment EBITDA declined as lower fees and costs related to the U.K. Newspaper Matters of approximately $14 million and $88 million, respectively were more than offset by higher expenses of $4 million and $43 million, respectively, at Amplify related to increased product and curriculum development costs; higher corporate overhead expenses of $9 million and $28 million, respectively, compared to an allocated basis used for fiscal 2013; and $9 million and $23 million, respectively, incurred by the Company’s corporate Strategy and Creative Group related to the development of new products and services and international rights acquisitions. Prior to the Separation, the Company’s Statements of Operations included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox. For the three and nine months ended March 31, 2014, the Company’s Statements of Operations reflect actual corporate overhead costs incurred by the Company as it performed these functions using its own resources or purchased services from either third parties or 21st Century Fox.

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

The Company incurred gross legal and professional fees and costs for civil settlements related to the U.K. Newspaper Matters in Selling, general and administrative expenses totaling approximately $46 million and $137 million during the three and nine months ended March 31, 2014, respectively, of which $26 million and $81 million, respectively, net of tax, have been or will be indemnified. Accordingly, the Company recorded a contra expense for the after-tax costs that were or will be indemnified of $26 million and $81 million in Selling, general and administrative expenses for the three and nine months ended March 31, 2014, respectively, and recorded a corresponding receivable from 21st Century Fox. The net expense included in Selling, general and administrative expenses was therefore $20 million and $56 million for the three and nine months ended March 31, 2014, respectively, as compared to $34 million and $144 million for the three and nine months ended March 31, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. In accordance with the Separation and Distribution Agreement, 21st Century Fox made a cash contribution to the Company such that at the Distribution Date, the Company had approximately $2.4 billion of cash on hand and received the remaining $0.2 billion from 21st Century Fox during the first quarter of fiscal 2014. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. In addition, as anticipated in the 2013 Form 10-K, the Company established a revolving credit facility of $650 million in October 2013 and expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if required. Although the Company believes that its future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for a further discussion.

As of March 31, 2014, the Company’s consolidated assets included $865 million in cash and cash equivalents that was held by its foreign subsidiaries. $263 million of this amount is cash held at the Digital Real Estate Services segment which is not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these funds. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange control and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

The Company’s Board of Directors has authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Company’s Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements (including compliance with the IRS private letter ruling), regulatory constraints, industry practice and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Company’s Board of Directors and the Company’s Board of Directors cannot provide any assurances that any shares will be repurchased. Through May 5, 2014, the Company has not repurchased any common stock.

Sources and Uses of Cash—For the nine months ended March 31, 2014 versus the nine months ended March 31, 2013

Net cash provided by operating activities for the nine months ended March 31, 2014 and 2013 was as follows (in millions):

For the nine months ended March 31,	2014	2013
Net cash provided by operating activities	$803	$420

Net cash provided by operating activities improved by $383 million for the nine months ended March 31, 2014 as compared to the corresponding period of fiscal 2013, primarily due to lower restructuring payments of $153 million, lower payments for fees and costs related to the U.K. Newspaper Matters of $73 million and the increase in Cable Network Programming Segment EBITDA due to the consolidation of FOX SPORTS Australia of $65 million. The improvement was also due to lower tax payments of $47 million and improved working capital of $120 million. The increases in net cash provided by operating activities were partially offset by lower cash distributions of $72 million primarily from the absence of cash distributions from SKY Network Television Ltd. as the Company sold its investment in SKY Network Television Ltd. in March 2013.

Net cash used in investing activities for the nine months ended March 31, 2014 and 2013 was as follows (in millions):

For the nine months ended March 31,	2014	2013
Net cash used in investing activities	$(186)	$(1,692)

The Company had net cash used in investing activities of $186 million for the nine months ended March 31, 2014 as compared to $1,692 million for the corresponding period of fiscal 2013. During the nine months ended March 31, 2014, the Company had capital expenditures of $244 million and used $39 million of cash for acquisitions primarily for the acquisition of Storyful. The net cash used in investing activities for the nine months ended March 31, 2014 was partially offset by proceeds from dispositions of $109 million primarily resulting from the sale of the Dow Jones Local Media Group. During the nine months ended March 31, 2013, the Company utilized $2,157 million in cash for acquisitions, primarily for the acquisition of Consolidated Media Holdings Ltd. and Thomas Nelson, and had capital expenditures of $227 million. The net cash used in investing activities for the nine months ended March 31, 2013 was partially offset by proceeds from dispositions of $702 million primarily resulting from the sale of the investment in SKY Network Television Ltd.

Net cash provided by financing activities for the nine months ended March 31, 2014 and 2013 was as follows (in millions):

For the nine months ended March 31,	2014	2013
Net cash provided by financing activities	$191	$1,663

The change in net cash provided by financing activities for the nine months ended March 31, 2014 as compared to the corresponding period of fiscal 2013 was primarily due to net transfers from 21st Century Fox and its affiliates of $217 million during the nine months ended March 31, 2014 as compared to $1.9 billion during the nine months ended March 31, 2013, partially offset by the payment of debt acquired in the acquisition of Consolidated Media Holdings Ltd. of approximately $235 million.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the nine months ended March 31,
	2014	2013
	(in millions)
Net cash provided by operating activities	$803	$420
Less: Capital expenditures	(244)	(227)

	559	193
Less: REA Group free cash flow	(98)	(89)
Plus: Cash dividends received from REA Group	35	30

Free cash flow available to News Corporation	$496	$134

Free cash flow available to News Corporation improved by $362 million in the nine months ended March 31, 2014 to $496 million from $134 million in the corresponding period of fiscal 2013, primarily due to the change in net cash provided by operating activities noted above.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of March 31, 2014, the Company was in compliance with all of the applicable debt covenants.

The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement which varies based on the Company’s adjusted operating income leverage ratio. As of March 31, 2014, the Company is paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations.

In January 2014, the Company signed a 30 year lease to relocate all of its various London operations to a single new location. The lease terminates in fiscal 2044, with an early termination option in fiscal 2039. The Company’s London-based staff of News U.K., Dow Jones and HarperCollins will be housed together for the first time which the Company expects will allow for improved collaboration and additional efficiencies. Staff are expected to commence relocation to the new London site in the summer of 2014. In connection with this relocation, the Company will pay average rent of approximately $35 million a year. The rental expense along with other facility related costs expected to be incurred approximates the costs the Company would have incurred in its existing leased properties. Separately, the Company will relocate the current U.S. headquarters of HarperCollins in June 2014 to a new location in Manhattan. As a result of these relocations, the Company expects to incur incremental costs related to dual rent and other facility related costs, a majority of which is non-cash, during the second half of fiscal 2014 of approximately $30 million to $35 million. In addition, the Company expects to incur a similar amount in the first half of fiscal 2015. During the three months ended March 31, 2014, the Company recognized incremental costs related to dual rent and other facility related costs of $13 million, of which $10 million was recognized in the News and Information Services segment.

Other than as discussed above, the Company’s commitments as of March 31, 2014 have not changed significantly from the disclosures included in the 2013 Form 10-K.

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

Civil claims have also been brought against the Company with respect to the U.K. Newspaper Matters. The Company has admitted liability in many civil cases related to the voicemail interception allegations and has settled many cases. The Company also announced a private compensation scheme under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

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

As of March 31, 2014, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $112 million, of which $91 million will be indemnified by 21st Century Fox and a corresponding receivable was recorded in Amounts due to 21st Century Fox, net on the Balance Sheet. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

The Company has exposure to different types of market risk including changes in foreign currency rates and stock prices. The Company neither holds nor issues financial instruments for trading purposes.

The following sections provide quantitative information on the Company’s exposure to foreign currency rate risk and stock price risk. The Company makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Rates

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

Because of fluctuations in exchange rates, the Company is subject to currency translation exposure on the results of its operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to the Company’s reporting currency (the U.S. dollar) for consolidation purposes. The Company does not hedge translation risk because it generally generates positive cash flows from its international operations that are typically reinvested locally. Exchange rates with the most significant impact to its translation include the Australian dollar and British pound sterling. As exchange rates fluctuate, translation of its Statements of Operations into U.S. dollars affects the comparability of revenues and operating expenses between years.

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal year ended June 30, 2013:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2013
Revenues	52%	31%	17%
Operating expenses	53%	29%	18%

Based on the year ended June 30, 2013, a one cent change in both the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates will impact revenues by approximately $28 million and $23 million, respectively, on an annual basis, and will impact Total Segment EBITDA by approximately $4 million and $0.3 million, respectively, on an annual basis.

Stock Prices

As of March 31, 2014, the Company had a common stock investment of approximately 4% in Nation Multimedia Group plc, a publicly traded company in Thailand, which is subject to market price volatility. This investment is a cost method investment which is not material. As a result, the Company has limited exposure to stock price risk.

In April 2014, The Rubicon Project (“Rubicon”), in which the Company owned approximately 5.6 million shares as of March 31, 2014, completed an initial public offering of its common stock. The Company sold approximately 850 thousand shares as part of the public offering which resulted in a gain on sale of $6 million and reduced the Company’s ownership percentage to 13.7%. As a result of the offering, the Company’s remaining investment in Rubicon will be designated as an available-for-sale security as of April 2014, and carried at fair value. While the Rubicon investment is classified as an available-for-sale security, the Company is contractually restricted from selling these shares for at least six months from the date of the public offering.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of March 31, 2014 or June 30, 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2014 and June 30, 2013, the Company did not anticipate nonperformance by any of the counterparties.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff in the litigation and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint was to be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to include February 15, 2011 to July 18, 2011. Defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were given until April 30, 2014 to amend their complaint. On April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to July 8, 2009 to July18, 2011. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including all payments in connection with the Wilder Litigation.

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

Civil claims have also been brought against the Company with respect to the U.K. Newspaper Matters. The Company has admitted liability in many civil cases related to the voicemail interception allegations and has settled many cases. The Company also announced a private compensation scheme under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

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

The Company incurred legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $46 million and $34 million during the three months ended March 31, 2014 and 2013, respectively, and $137 million and $144 million during the nine months ended March 31, 2014 and 2013, respectively. With respect to the fees and costs incurred during the three and nine months ended March 31, 2014, the Company has been or will be indemnified by 21st Century Fox for $26 million, net of tax, and $81 million, net of tax, respectively, pursuant to the indemnification arrangements described above.

As of March 31, 2014, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $112 million, of which $91 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due to 21st Century Fox, net on the Balance Sheets as of March 31, 2014. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

In July 2012, HarperCollins Canada, a wholly-owned subsidiary of HarperCollins, learned that the Canadian Competition Bureau (“CCB”) had commenced an inquiry regarding the sale of e-books in Canada. In February 2014, HarperCollins reached a proposed settlement with the CCB on terms substantially similar to the DOJ settlement described above, and on February 7, 2014, the CCB registered that consent agreement with the Competition Tribunal. On February 21, 2014, Kobo Inc. (“Kobo”) filed an application to rescind or vary the consent agreement with the Competition Tribunal, and, on March 18, 2014, the Competition Tribunal issued an order staying the registration of the consent agreement. A hearing currently is scheduled for June 25, 2014 to address further proceedings related to Kobo’s application.

On February 15, 2013, a purported class of independent bricks-and-mortar bookstores filed an action in the U.S. District Court for the Southern District of New York entitled The Book House of Stuyvesant Plaza, Inc, et. al. v. Amazon.com, Inc., et. al., which related to the digital rights management protection (“DRM”) of certain publishers’, including HarperCollins’, e-books being sold by Amazon.com, Inc. Plaintiffs filed an Amended Complaint on March 21, 2013. The case involved allegations that certain named defendants in the book publishing and distribution industry, including HarperCollins, violated the antitrust laws by virtue of requiring DRM protection. The action sought declaratory and injunctive relief, reasonable costs and attorneys’ fees. On April 1, 2013, Defendants moved to dismiss the Amended Complaint, and on December 5, 2013, the Court granted the motion in its entirety. The time to appeal the dismissal has passed. Additional information about The Book House Of Stuyvesant Plaza, Inc. et. al. v. Amazon.com, Inc. et. al., Civil Action No. 1:13-cv-01111-JSR, can be found on PACER.

The Company is not able to predict the ultimate outcome or cost of the unresolved HarperCollins matters described above. During the years ended June 30, 2013 and 2012, the legal and professional fees and settlements incurred in connection with these matters were not material, and as of March 31, 2014, the Company did not have a material accrual related to these matters.

News America Marketing

In-Store Marketing and FSI Purchasers

On April 8, 2014, in connection with a pending action in the United States District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC, BEF Foods, Inc., and Spectrum Brands, Inc. allege various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”), and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”), plaintiffs filed a fourth amended complaint on consent of the parties. The fourth amended complaint asserts federal and state antitrust claims both individually and on behalf of the two putative classes in connection with plaintiffs’ purchase of in-store marketing services and free-standing insert coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees. The NAM Group answered the fourth amended complaint and asserted counterclaims against The Dial Corporation, H.J. Heinz Company, H.J. Heinz Company, L.P., and Foster Poultry Farms on April 21, 2014, and discovery is proceeding.

In a parallel action, NAM FSI and NAM In-Store Services filed a complaint in the United States District Court for the Southern District of New York against The Dial Corporation, H.J. Heinz Company, H.J. Heinz Company, L.P. and Foster Poultry Farms, seeking a declaratory judgment that plaintiffs did not violate federal or state antitrust laws and for damages for breach of contract. On August 28, 2013, the defendants filed a motion to dismiss. On February 11, 2014, NAM FSI and NAM In-Store Services voluntarily dismissed, without prejudice, the claims made in their complaint.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable antitrust laws and intends to defend itself vigorously

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) filed a motion for expedited discovery in Valassis Communications, Inc. v. News America Incorporated, et al., No. 2:06-cv-10240 (E.D. Mich.), which previously settled in February 2010. Also on November 8, 2013, Valassis filed a complaint in the United States District Court for the Eastern District of Michigan against the NAM Group alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, NAI, NAM FSI and NAM In-Store Services opposed the motion for expedited discovery in the previously settled case, and the NAM Group filed a motion to dismiss the newly-filed complaint.

On February 4, 2014, the magistrate judge entered an order granting the motion for expedited discovery. NAI, NAM FSI and NAM In-Store Services filed their objections to the order before the District Court on February 11, 2014 and concurrently filed a motion to stay the decision of the magistrate judge pending the District Court’s consideration of their objections. On March 10, 2014, NAI, NAM FSI and NAM In-Store Services filed a motion to enforce the parties’ settlement agreement that sought an order that certain of Valassis’s claims, if they are allowed to proceed, must be considered by a three-member panel of antitrust experts pursuant to the parties’ agreements. Separately, on March 11, 2014, the Court referred the NAM Group’s motion to dismiss Valassis’s newly-filed complaint to the magistrate judge for determination.

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

Demand for the Company’s products is also a factor in determining advertising rates. For example, circulation levels for the Company’s newspapers and ratings points for its cable channels are among the factors that are weighed when determining advertising rates. In addition, newer technologies, including new downloading capabilities via the Internet and other devices and technologies are increasing the number of media choices available to audiences. These technological developments may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to advertisers.

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

Advertising, Circulation and Audience Share May Continue to Decline as Consumers Migrate to Other Media Alternatives.

The Company’s businesses face competition from other sources of news, information and entertainment content delivery, and the Company may be adversely affected if consumers migrate to other media alternatives. For example, advertising and circulation revenues in the Company’s News and Information Services segment may continue to decline, reflecting general trends in the newspaper industry, including declining newspaper buying by younger audiences and consumers’ increasing reliance on the Internet for the delivery of news and information, often without charge. In recent years, Internet sites devoted to recruitment, automobile sales and real estate services have become significant competitors of the Company’s newspapers and websites for classified advertising sales. As a result, in the fiscal year ended June 30, 2013, the Company’s advertising revenues decreased 10% in the News and Information Services segment as compared to the prior year. In addition, due to innovations in content distribution platforms, consumers are now more readily able to watch Internet-delivered content on television sets and mobile devices, in some cases also without charge, which could reduce consumer demand for the Company and its affiliates’ television programming and pay-TV services and adversely affect both its subscription revenue and advertisers’ willingness to purchase television advertising from the Company.

The Company Must Respond to Changes in Consumer Behavior as a Result of New Technologies in Order to Remain Competitive.

Technology continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content, including new downloading capabilities via the Internet and digital distribution models for books. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on portable devices and televisions. There is a risk that the Company’s responses to these changes and strategies to remain competitive, including distribution of its content on a “pay” basis, may not be adopted by consumers. In addition, enhanced Internet capabilities and other new media may reduce the demand for newspapers and television viewership, which could negatively affect the Company’s revenues. The trend toward digital media may drive down the price consumers are willing to spend on the Company’s products disproportionately to the costs associated with generating content. The Company’s failure to protect and exploit the value of its content, while responding to and developing new products and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant adverse effect on its businesses, asset values and results of operations.

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

No Assurance of Profitability of Amplify.

Many of Amplify’s newer lines of business are still under development. Accordingly, Amplify’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as digital education. These risks for Amplify include, but are not limited to, an evolving business model and the management of growth. Amplify must, among other things, develop a customer base for its full range of offerings, including by utilizing the existing customers associated with its data and analytics business, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its software and content offerings, respond to competitive developments, and attract, retain and motivate qualified personnel. Since the 2010 acquisition of Wireless Generation (for approximately $390 million in cash), the former brand of Amplify’s data and analytics business, now Amplify Insight, and the initiation of the development of the broader business initiatives of Amplify, the Company’s digital education business has recorded a cumulative loss before income taxes of approximately $424 million, which includes $65 million of depreciation and amortization, through March 31, 2014. The portion of the cumulative loss before income taxes recognized in the three and nine months ended March 31, 2014 was approximately $52 million and $159 million, respectively, which includes approximately $7 million and $19 million, respectively, of depreciation and amortization. Losses are expected to be higher in fiscal 2014 than 2013 as a result of continued product development efforts. Significant expenses associated with Amplify’s businesses include salaries, employee benefits and other routine overhead associated with product development. There can be no assurance that Amplify will be successful in addressing these risks or in achieving these goals, and the failure to do so could have a material adverse effect on Amplify’s business, prospects, financial condition and results of operations.

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

Civil claims have also been brought against the Company with respect to the U.K. Newspaper Matters. The Company has admitted liability in many civil cases related to the voicemail interception allegations and has settled many cases. The Company also announced a private compensation scheme under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

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

From July 1, 2010 through March 31, 2014, the Company incurred aggregate fees, costs and expenses related to the U.K. Newspaper Matters of $454 million, net of costs that have been or will be indemnified by 21st Century Fox, which includes $29 million paid to claimants for civil settlements. As of March 31, 2014, the Company accrued $112 million, representing its best estimate of the liability for the claims that have been filed, as well as incurred but unpaid legal and professional fees. Certain liabilities recorded by the Company as of March 31, 2014 related to matters that will be indemnified by 21st Century Fox as described below. Amounts due from 21st Century Fox relating to indemnified costs were approximately $91 million as of March 31, 2014.

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

The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.

As a result of adverse developments in the Company’s industry and challenging economic and market conditions, the Company may recognize impairment charges for write-downs of goodwill and intangible assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s financial results. In the fourth quarter of fiscal 2013, as part of its long-range planning process in preparation for the Separation, the Company adjusted its future outlook and related strategy principally with respect to its News and Information Services business in Australia and secondarily with respect to its News and Information Services businesses in the U.S. These adjustments reflect adverse trends affecting the Company’s News and Information Services segment, including declines in advertising revenue and continued declines in the economic environment in Australia, and resulted in a reduction in expected future cash flows. Consequently, the Company determined that the fair value of these reporting units had declined below their respective carrying values and recorded an impairment charge of approximately $1.4 billion ($1.1 billion, net of tax) in the fiscal year ended June 30, 2013. In response to these challenging conditions the Company reorganized its Australian newspaper businesses and recognized $293 million of restructuring charges in the year ended June 30, 2013, a significant portion of which resulted from its restructuring activities in Australia and the U.K. In the three and nine months ended March 31, 2014, the Company recognized an additional $10 million and $61 million, respectively, of restructuring charges, a significant portion of which resulted from restructuring activities at its newspaper businesses.

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

In addition, the Company’s newspaper businesses in the U.K. are likely to be subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by Prime Minister David Cameron in mid-2011. The inquiry was triggered by allegations of illegal voicemail interception at the Company’s former publication, The News of the World. Lord Justice Leveson, Chairman of the Inquiry, has concluded the first part of the inquiry and published a report in late November 2012 containing various recommendations for greater regulation and oversight of the U.K. press. In response, the U.K. Government is taking steps to establish a regulatory framework to oversee a new U.K. press regulator. A majority of the U.K. press has proposed an alternative regulator, the Independent Press Standards Organisation, which is expected to be established and operational by June 2014. Either form of new regulatory regime is likely to impose burdens on the print media in the U.K., including the Company’s newspaper businesses in the U.K., that may result in competitive disadvantages versus other forms of media and may increase the costs of compliance.

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

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control.

Newsprint is one of the largest expenses of the Company’s publishing units. During the nine months ended March 31, 2014, the Company’s average cost per ton of newsprint was approximately 4% higher than its historical average annual cost per ton over the past five fiscal years. The price of newsprint has historically been volatile and the consolidation of newsprint mills over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Failure to maintain the Company’s current consumption levels, further supplier consolidation or the inability to maintain the Company’s existing relationships with its newsprint suppliers could adversely impact newsprint prices in the future.

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

Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of May 5, 2014, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of May 5, 2014. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of May 5, 2014. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

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

The Company did not purchase any of its Class A Common Stock during the three months ended March 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

If you wish to submit a proposal to be presented at the 2014 Annual Meeting of Stockholders pursuant to Rule 14a-8 under the Exchange Act, your proposal must be received in writing by the Corporate Secretary of the Company at the principal executive offices at News Corporation, 1211 Avenue of the Americas, New York, New York, 10036 no later than the close of business on June 12, 2014, and must otherwise comply with the requirements of Rule 14a-8 in order to be considered for inclusion in the 2014 proxy statement and proxy.

In order for proposals of stockholders made outside the processes of Rule 14a-8 under the Exchange Act to be considered “timely” for purposes of Rule 14a-4(c) under the Exchange Act, the proposal must be received by the Company at its principal executive offices not later than August 28, 2014. Additionally, stockholder proposals may be made outside the processes of Rule 14a-8 under the Exchange Act in accordance with the Company’s By-laws. For the 2014 Annual Meeting of Stockholders, such proposals must be received at the Company’s principal executive offices not earlier than the close of business on July 29, 2014 and not later than the close of business on August 28, 2014. Stockholders are advised to review the By-laws, which contain additional requirements with respect to advance notice of stockholder proposals and director nominations.

ITEM 6.	EXHIBITS

(a)	Exhibits.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated and Combined Statements of Operations for the three and nine months ended March 31, 2014 and 2013 (unaudited); (ii) Consolidated and Combined Statements of Comprehensive Income for the three and nine months ended March 31, 2014 and 2013 (unaudited); (iii) Consolidated Balance Sheets at March 31, 2014 (unaudited) and June 30, 2013 (audited); (iv) Consolidated and Combined Statements of Cash Flows for the nine months ended March 31, 2014 and 2013 (unaudited); and (v) Notes to the Unaudited Consolidated and Combined Financial Statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh
Chief Financial Officer

Date: May 9, 2014