Form 10-K
period 2014-06-30
NEWS CORP
filed 2014-08-14
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of December 27, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $6,673,268,817, based upon the closing price of $17.73 per share as quoted on The NASDAQ Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $2,137,586,380, based upon the closing price of $17.68 per share as quoted on The NASDAQ Stock Market on that date.

As of August 8, 2014, 379,404,735 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I

ITEM 1.	BUSINESS

BACKGROUND

The Separation

News Corporation, a Delaware corporation, was originally formed on December 11, 2012 as New Newscorp LLC to hold certain businesses of its former parent company, Twenty-First Century Fox, Inc. (formerly named News Corporation) (“21st Century Fox”), consisting of newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “Annual Report”) to the “Company,” “News Corp,” “we,” “us,” or “our” means News Corporation and its subsidiaries. The Company was subsequently converted to New Newscorp Inc, a Delaware corporation, on June 11, 2013. On June 28, 2013 (the “Distribution Date”), the Company completed the separation of its businesses (the “Separation”) from 21st Century Fox. As of the effective time of the Separation, all of the outstanding shares of the Company were distributed to 21st Century Fox stockholders based on a distribution ratio of one share of Company Class A or Class B Common Stock for every four shares of 21st Century Fox Class A or Class B Common Stock, respectively, held of record as of June 21, 2013. Following the Separation, the Company’s Class A and Class B Common Stock began trading independently on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A and Class B Common Stock also trade on the Australian Securities Exchange (“ASX”) under the trading symbols “NWSLV” and “NWS,” respectively. In connection with the Separation, the Company assumed the name “News Corporation.”

The Company

News Corp is a global diversified media and information services company focused on creating and distributing authoritative and engaging content to consumers and businesses throughout the world. The Company comprises businesses across a range of media, including: news and information services, cable network programming in Australia, digital real estate services, book publishing, digital education and pay-TV distribution in Australia, that are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal, Dow Jones, The Australian, Herald Sun, The Sun, The Times, HarperCollins Publishers, FOX SPORTS Australia, realestate.com.au, Foxtel and many others. The Company’s commitment to premium content makes its properties a trusted source of news and information and a premier destination for consumers across various media. Many of these properties deliver broad reach and high audience engagement levels in their respective markets, making them attractive advertising vehicles for the Company’s advertising customers.

The Company delivers its premium content to consumers across numerous distribution platforms consisting not only of traditional print and television, but also through an expanding array of digital platforms including websites, applications for mobile devices and tablets and electronic readers. The Company is focused on pursuing integrated strategies across its businesses to continue to capitalize on the transition from print to digital consumption of high-quality content. The Company believes that the increasing availability of high-speed Internet access, connected mobile devices, tablets and electronic readers will allow it to continue to deliver its content in a more engaging, timely and personalized manner, provide opportunities to more effectively monetize its content via strong customer relationships and more compelling and engaging advertising solutions and reduce its physical production and distribution costs as it continues to shift to digital platforms.

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

Headquartered in New York, the Company operates primarily in the United States, Australia and the U.K., and its content is distributed and consumed worldwide. The Company’s operations are organized into six reporting segments: (i) News and Information Services; (ii) Cable Network Programming; (iii) Digital Real Estate Services; (iv) Book Publishing; (v) Digital Education and (vi) Other, which includes the Company’s general corporate overhead expenses, corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters, as defined in “Item 1A. Risk Factors.” The Company also owns a 50% stake in Foxtel, the largest pay-TV provider in Australia, which is accounted for as an equity investment.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. All references to June 30, 2014, June 30, 2013 and June 30, 2012 relate to the 12-month periods ended June 29, 2014, June 30, 2013 and July 1, 2012, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 416-3400. More information regarding the Company is available on its website at www.newscorp.com, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available, free of charge, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Special Note Regarding Forward-Looking Statements

This document and any documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the Consolidated and Combined Financial Statements of News Corporation (the “Financial Statements”) and related notes set forth elsewhere in this Annual Report. The Company believes that the assumptions underlying the Financial Statements are reasonable. However, the Financial Statements for the fiscal years ended June 30, 2013 and 2012 included herein may not necessarily reflect what the Company’s results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone company during the periods presented.

BUSINESS OVERVIEW

The Company’s six reporting segments are described below. In addition, the Company owns a 50% stake in Foxtel, which is accounted for as an equity investment. For financial information regarding the Company’s segments and operations in geographic areas, see Note 18 to the Financial Statements.

For the fiscal year ended June 30, 2014
	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$6,153	$665
Cable Network Programming	491	128
Digital Real Estate Services	408	214
Book Publishing	1,434	197
Digital Education(a)	88	(193)
Other	—	(241)

Total	$8,574	$770

(a)

In the fourth quarter of fiscal 2014, the Company revised the composition of its reporting segments to present the digital education business as a separate segment. All prior periods have been reclassified to reflect the revised segment presentation.

News and Information Services

The Company’s News and Information Services segment consists of Dow Jones, News Corp Australia (which includes News Limited and its subsidiaries), News UK (formerly known as News International), the New York Post and News America Marketing. This segment also includes Storyful Limited (“Storyful”), a social media news agency that was acquired by the Company in December 2013 and complements the existing video capabilities in this segment. The News and Information Services segment generates revenue primarily through print and digital advertising sales and through circulation and subscriptions to its print and digital products. Advertising revenues at the News and Information Services segment are subject to seasonality, with revenues typically being highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies.

Dow Jones

Dow Jones is a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, applications for mobile devices and tablets, electronic readers, newsletters, magazines, proprietary databases, conferences, radio and video. Dow Jones’s products, which target individual consumer and enterprise customers, include The Wall Street Journal, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Barron’s, MarketWatch, Dow Jones Private Markets and DJX. Dow Jones’s revenue is diversified across business-to-consumer and business-to-business subscriptions, circulation, advertising and licensing fees for its print and digital products.

Through its premier brands and authoritative journalism, Dow Jones’s products targeting individual consumers provide insights, research and understanding that enable customers to stay informed and make educated financial decisions. With a focus on the financial markets, investing and other professional services, many of these products offer advertisers an attractive customer demographic. Products targeting consumers include the following:

•

The Wall Street Journal (WSJ). The Wall Street Journal, Dow Jones’s flagship product, is available in print, online and across multiple mobile, tablet and electronic reader devices. WSJ covers national and international news and provides analysis, commentary and opinions on a wide range of topics, including business developments and trends, economics, financial markets, investing, science and technology, lifestyle, culture and sports. The Wall Street Journal had a total average paid print and digital circulation of 2,294,093 Monday to Friday (2,321,996 Weekend) for the six months ended March 31, 2014 based on Alliance for Audited Media (“AAM”) data, and is the leading paid circulation daily newspaper in the U.S. WSJ is printed at plants located around the U.S., including eight owned by the Company. WSJ sells regional advertising in three major U.S. regional editions (Eastern, Central and Western) and 21 smaller sub-regional editions. WSJ.com, which offers both free and premium content, averaged over 70 million visits per month for the 12 months ended June 30, 2014 according to Adobe Omniture, and includes local language content in Chinese, Japanese, German, Spanish, Portuguese, Bahasa, Turkish and Korean. Print and digital products under the WSJ brand include:

Print: The Wall Street Journal (including its Asia and Europe editions), The Wall Street Journal Sunday, WSJ.Magazine and WSJ.Money magazine.

Digital: WSJ.com (includes Risk & Compliance Journal, CIO Journal, CFO Journal and CMO Journal) and WSJ.com international sites: Asia.WSJ.com, Europe.WSJ.com, WSJ.de (Germany), cn.WSJ.com (China), jp.WSJ.com (Japan), kr.wsj.com (Korea), indo.wsj.com (Indonesia), india.wsj.com, wsj.com.tr (Turkey) and Latin American and Brazil local language content available through WSJ.com. In January 2014, Dow Jones introduced WSJ.D, WSJ’s new home for technology news, analysis, commentary, daily buzz and consumer product reviews.

WSJ Video: WSJ video provides live and on-demand news online through WSJ.com and other platforms, including YouTube, Internet-connected TV and set-top boxes.

•

Barron’s. Barron’s, which is available in print, online and on multiple mobile, tablet and electronic reader devices, delivers news, analysis, investigative reporting, company profiles and insightful statistics for investors and others interested in the investment world. Print and digital products under the Barron’s brand include:

Print: Barron’s (weekly magazine with an average paid weekly circulation of 302,155 for the six months ended June 30, 2014 based on AAM data).

Digital: Barrons.com (offers both free and premium content providing in-depth analysis and commentary on the markets, updated every business day, along with alerts and tools) and Barron’s tablet applications (paid applications which substantially replicate the website). Barrons.com had over 190,000 paid subscribers on average for the year ended June 30, 2014 based on internal sources.

•

Marketwatch.com. Marketwatch.com is an investing and financial news website targeting active investors. It also provides real-time commentary and investment tools and data. Products include mobile and tablet applications, a mobile site, MarketWatch Premium Newsletter (paid newsletter on a variety of investing topics), Big Charts (free investment charting website) and Virtual Stock Exchange (free stock simulation game through the website). Marketwatch.com averaged more than 41 million visits per month for the 12 months ended June 30, 2014 according to Adobe Omniture.

•

The Wall Street Journal Digital Network (WSJDN). WSJDN offers advertisers the opportunity to reach Dow Jones’s audience across a number of brands and digital platforms, including the WSJ.com, Barrons.com and Marketwatch.com websites and mobile applications and related services. WSJDN had more than 1.3 million paid subscribers on average for the year ended June 30, 2014 and, during that same period, averaged more than 133 million visits per month, with more than 500 million page views per month, according to Adobe Omniture.

Dow Jones’s professional information products, which target enterprise customers, combine news and information with technology and tools that inform decisions and aid awareness, research and understanding. These products are designed to be integral to the success of Dow Jones’s enterprise customers, and Dow Jones expects to sustain strong retention rates by providing high levels of service and continued innovation through news, data and tools that meet its customers’ specific needs. These products include the following:

•

Factiva. Factiva is a leading provider of global business content, built on an archive of important, original publishing sources. This combination of business news and information, plus sophisticated tools, helps professionals find, monitor, interpret and share essential information. As of June 30, 2014, there were approximately 1.1 million activated Factiva users, including both institutional and individual accounts. Many of the institutional accounts have multiple individual users. Factiva offers content from over 32,000 global news and information sources from nearly 200 countries and in 28 languages. Thousands of Factiva’s sources are not available for free on the Internet and more than 4,000 sources make information available via Factiva on or before the date of publication by the source. Factiva leverages complex metadata extraction and text-mining to help its customers build precise searches and alerts to access and monitor this data.

•

Risk & Compliance. Dow Jones Risk & Compliance products provide data solutions for customers focused on anti-corruption, anti-money laundering, monitoring embargo and sanction lists and other compliance requirements. Dow Jones’s solutions allow customers to filter their business transactions against its data to identify regulatory, corporate and reputational risk, and request follow-up due diligence reports. Products include online risk data and negative news searching tools such as Risk Database Search/Research/Premium and the Risk & Compliance Portal for batch screening. Feed services include Dow Jones Watchlist, Dow Jones Anti-Corruption, Dow Jones Sanction Alert and Adverse Media Entities. In addition, Dow Jones produces customized Due Diligence Reports to assist its clients with regulatory compliance.

•

Dow Jones Newswires. Dow Jones Newswires distributes real-time business news, information, analysis, commentary and statistical data to financial professionals and investors worldwide. It publishes, on average, over 16,000 news items in 13 languages each day, which are distributed via terminals, trading platforms and websites reaching hundreds of thousands of financial professionals. This content also reaches millions of individual investors via customer portals and the intranets of brokerage and trading firms, as well as digital media publishers.

•

Private Markets. Dow Jones Private Markets products provide news and deal data on venture capital and private equity- backed private companies and their investors to help venture capital and private equity professionals, financial services professionals and other service providers identify deal and partnership opportunities, perform due diligence and examine trends in venture capital and private equity investment, fund-raising and liquidity. Products include VentureSource, LP Source, VentureWire, Private Equity Analyst, LBO Wire, Private Equity News, Daily Bankruptcy Review (“DBR”), DBR Small Cap and DBR High Yield.

•

DJX. DJX is comprised of a bundle of underlying products, including Factiva, Dow Jones Newswires, certain Private Markets products, including Venture Source and LP Source, certain Risk & Compliance products, WSJ.com and Barrons.com.

News Corp Australia

News Corp Australia is one of the leading news and information providers in Australia by readership and circulation, owning over 120 newspapers covering a national, regional and suburban footprint. As of March 31, 2014, its daily, Sunday, weekly and bi-weekly newspapers accounted for more than 59% of the total circulation of newspapers in Australia, and during the year ended March 31, 2014, its Sunday newspaper network was read by approximately 4.7 million Australians on average every week. In addition, its digital mastheads and other websites are among the leading digital news properties in Australia based on monthly unique audience data. News Corp Australia’s news portfolio includes:

•

The Australian and The Weekend Australian (National). The Australian is published Monday through Friday, and The Weekend Australian is published on Saturday. Based on Audit Bureau of Circulations (“ABC”) data, average daily paid print circulation for the year ended March 31, 2014 was approximately 114,000 for The Australian and 246,000 for The Weekend Australian. In addition, The Australian and The Weekend Australian had a total unduplicated print and digital audience of over 3.2 million for the month of March 2014 based on average monthly Enhanced Media Metrics Australia (“EMMA”) combined print, mobile and tablet audience data for the year ended March 31, 2014 and total unique website audience in March 2014 according to Nielsen monthly total audience ratings. The Company believes EMMA data, which incorporates more frequent sampling and combines both online and print usage into a single metric, more accurately and comprehensively reflects consumption of its publications.

•

The Daily Telegraph and The Sunday Telegraph (Sydney). The Daily Telegraph is published Monday through Saturday. Based on ABC data, average daily paid print circulation for the year ended March 31, 2014 was approximately 291,000 for The Daily Telegraph and 523,000 for The Sunday Telegraph. In addition, The Daily Telegraph and The Sunday Telegraph had a total unduplicated print and digital audience of over 4.3 million for the month of March 2014 based on average monthly EMMA combined print, mobile and tablet audience data for the year ended March 31, 2014 and total unique website audience in March 2014 according to Nielsen monthly total audience ratings.

•

Herald Sun and Sunday Herald Sun (Melbourne). Herald Sun is published Monday through Saturday. Based on ABC data, average daily paid print circulation for the year ended March 31, 2014 was approximately 398,000 for Herald Sun and 465,000 for Sunday Herald Sun. In addition, Herald Sun and Sunday Herald Sun had a total unduplicated print and digital audience of almost 4.2 million for the month of March 2014 based on average monthly EMMA combined print, mobile and tablet audience data for the year ended March 31, 2014 and total unique website audience in March 2014 according to Nielsen monthly total audience ratings.

•

The Courier Mail and The Sunday Mail (Brisbane). The Courier Mail is published Monday through Saturday. Based on ABC data, average daily paid print circulation for the year ended March 31, 2014 was approximately 177,000 for The Courier Mail and 406,000 for The Sunday Mail. In addition, The Courier Mail and The Sunday Mail had a total unduplicated print and digital audience of almost 3.2 million for the month of March 2014 based on average monthly EMMA combined print, mobile and tablet audience data for the year ended March 31, 2014 and total unique website audience in March 2014 according to Nielsen monthly total audience ratings.

•

The Advertiser and Sunday Mail (Adelaide). The Advertiser is published Monday through Saturday. Based on ABC data, average daily paid print circulation for the year ended March 31, 2014 was approximately 159,000 for The Advertiser and 239,000 for Sunday Mail. In addition, The Advertiser and Sunday Mail had a total unduplicated print and digital audience of 1.7 million for the month of March 2014 based on average monthly EMMA combined print, mobile and tablet audience data for the year ended March 31, 2014 and total unique website audience in March 2014 according to Nielsen monthly total audience ratings.

•

A large number of community newspapers in all major capital cities, as well as leading regional publications in Cairns, Gold Coast, Townsville and Geelong and in the other capital cities of Perth, Hobart and Darwin.

•

News Corp Australia has launched paid-for digital platforms for Herald Sun, Sunday Herald Sun, The Daily Telegraph, The Sunday Telegraph, The Courier Mail, The Sunday Mail, The Advertiser and Sunday Mail.

News Corp Australia’s broad portfolio of digital properties also includes news.com.au, a leading general interest site in Australia that provides breaking news, finance, entertainment, lifestyle, technology and sports news and delivers an average monthly unique audience of approximately 3.2 million based on Nielsen monthly total audience ratings for the year ended June 30, 2014. In addition, News Corp Australia owns other premier properties such as taste.com.au, a leading food and recipe site, and kidspot.com.au, a leading parenting website, as well as various other digital media assets, including a 50% stake in CareerOne.com.au (a joint venture with

Monster.com), a 50% stake in carsguide.com.au (a joint venture with a consortium of leading car dealers), an 89.5% stake in FOX SPORTS Pulse (which supplies a scheduling tool for sports organizations), and 100% of Business Spectator and Eureka Report (online business and investment news and commentary services).

News UK

News UK publishes The Sun, The Sun on Sunday, The Times and The Sunday Times, which are leading newspapers in the U.K. As of June 30, 2014, sales of these four titles accounted for approximately one-third of all national newspaper sales in the U.K. News UK’s newspapers (except some Saturday and Sunday supplements) are printed at News UK’s world-class printing facilities in England, Scotland and Ireland. In addition to revenue from the sale of advertising, circulation and subscriptions to its print and digital products, News UK generates revenue by providing third party printing services through these facilities and is one of the largest contract printers in the U.K. News UK also distributes content through its digital platforms, including its websites, thesun.co.uk, thetimes.co.uk and thesundaytimes.co.uk, as well as mobile and tablet applications. News UK continues to enhance its online and mobile offerings, including through its recent acquisition of the rights to show English Premiership Rugby Union, English Cricket, Gaelic Athletic Association games and UEFA Champions League match clips across its digital platforms. News UK’s portfolio includes:

•

The Sun. Published Monday through Saturday and on Sunday since February 2012. Based on National Readership Survey data for the six months ended March 31, 2014, The Sun is the most read national newspaper in the U.K., with an average issue readership of approximately 5,453,000 Monday through Saturday for The Sun and 4,828,000 for The Sun on Sunday. Average daily paid print circulation for the six months ended June 30, 2014 based on ABC data was approximately 2,083,000 for The Sun and 1,703,000 for The Sun on Sunday.

In August 2013, News UK launched The Sun’s new digital bundle, which delivers exclusive digital entertainment, including Barclay’s Premier League match clips and Sun+ perks, a collection of perks, downloads, offers and competitions. The Sun is the first tabloid newspaper to be fully paid-for across every platform.

•

The Times. Published Monday through Saturday with an average issue readership of approximately 1,116,000 for the six months ended March 31, 2014 based on National Readership Survey data. Average daily paid print circulation for the six months ended June 30, 2014 based on ABC data was approximately 391,000. As of June 30, 2014, The Times had approximately 162,000 paid print subscribers and 156,000 paid digital subscribers based on internal sources. News UK also publishes The Times Literary Supplement, a weekly literary review.

•

The Sunday Times. Leading broadsheet Sunday newspaper in the U.K. with an average issue readership of approximately 2,249,000 for the six months ended March 31, 2014 based on National Readership Survey data. Average daily paid print circulation for the six months ended June 30, 2014 based on ABC data was approximately 829,000. As of June 30, 2014, The Sunday Times had approximately 207,000 paid print subscribers and 157,000 paid digital subscribers based on internal sources.

In addition, News UK has also assembled a portfolio of complementary ancillary product offerings, including Sun Bingo, as well as newer products such as Sunmotors.co.uk, a digital classified offering, Times Wealth Management, which offers readers investment advice, and The Handpicked Collection, a recently acquired luxury shopping website.

New York Post

The New York Post (the “Post”) is the oldest continuously published daily newspaper in the U.S., with a focus on coverage of the New York metropolitan area. The print version of the Post is primarily distributed in New York and throughout the Northeast, as well as Florida and California. The Post provides a variety of general interest content ranging from breaking news to business analysis, and is known in particular for its comprehensive sports coverage, famous headlines and its iconic Page Six section, an authority on celebrity news. The Post’s digital platforms feature all the sections of the print version as well as continually updated breaking news and other content and extend the reach of the Post to a national audience. For the six months ended March 31, 2014, average weekday circulation based on AAM data, including digital editions, was 477,314. The Post is printed in a printing facility in the Bronx, New York and uses third party printers in its other markets in the U.S.

News America Marketing

News America Marketing (“NAM”) is a leading provider of coupon promotions, advertising programs, special offers and other direct consumer marketing solutions through a network of more than 1,800 publications, 58,000 retail stores and 450 partner sites, including SmartSource.com. NAM offers direct consumer marketing solutions for companies that include consumer packaged goods manufacturers, financial services, pharmaceutical manufacturers, quick-service and casual restaurants, retailers and other marketers in the U.S. and Canada. NAM has developed broad, long-standing relationships with many well-known retailers and brands, including Procter & Gamble, General Mills, Kraft, Johnson & Johnson, Walmart, Kroger, American Express, Target and Loblaws.

NAM’s marketing solutions are available via multiple distribution channels, including publications, in stores and online, primarily under the SmartSource brand name. NAM provides customers with “one-stop shopping” for their direct-to-consumer marketing needs through its three primary business areas:

•

Free-Standing Inserts: Free-standing inserts are multiple-page marketing booklets containing coupons, rebates and other consumer offers, which are distributed to consumers through insertion primarily into local Sunday publications. NAM is one of the two largest publishers of free-standing inserts in the U.S. Advertisers, primarily packaged goods companies, pay NAM to produce free-standing inserts where their offers are featured, often on an exclusive basis within their product category. NAM contracts with and pays publishers as well as printers, among others, to produce and/or distribute free-standing inserts in their papers. NAM’s free-standing insert products, which are distributed under the SmartSource Magazine® brand, have a circulation of almost 74 million based on internal sources and are distributed 43 times a year.

•

In-Store Advertising and Merchandising: NAM is a leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers. NAM’s marketing products include: at-shelf advertising such as coupon, information and sample-dispensing machines, as well as floor and shopping cart advertising, among others, and are found in approximately 58,000 supermarkets, drug stores, dollar stores, office supply stores, mass merchandisers and specialty stores across North America. NAM also provides in-store merchandising services, including production and installation of instant-redeemable coupons, on-pack stickers, shipper assembly, display set-up and refilling, shelf management and new product cut-ins.

•

SmartSource Digital: SmartSource Digital manages NAM’s portfolio of database and electronic marketing solutions. The database marketing business, branded SmartSource Direct, provides direct-mail solutions via access to a national network of retailer frequent-shopper card databases offering information on the purchase behavior of millions of cardholders. The SmartSource Savings Network, which includes SmartSource.com, encompasses all of NAM’s electronic couponing and sampling solutions accessed through the web, mobile and tablet-based programming.

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

The Company’s News and Information Services products compete with a wide range of media businesses, including print publications, digital media and information services.

The Company’s newspapers, magazines and digital publications compete for readership and advertising with local and national newspapers, web and application-based media, social media sources and other traditional media such as television, magazines, outdoor displays and radio. Competition for print and digital subscriptions and circulation is based on the news and editorial content, subscription pricing, cover price and, from time to time, various promotions. Competition for advertising is based upon advertisers’ judgments as to the most effective media for their advertising budgets, which is in turn based upon various factors including circulation volume, readership levels, audience demographics, advertising rates and advertising effectiveness results. As a result of rapidly changing and evolving technologies, distribution platforms and business models, the consumer-focused businesses within the Company’s News and Information Services segment, including its newspaper businesses, continue to face increasing competition for both circulation and advertising revenue from a variety of alternative news and information sources. These include both paid and free websites, digital applications, news aggregators, blogs, search engines, social media platforms, digital advertising networks and exchanges, bidding and other programmatic advertising buying channels, as well as other emerging media and distribution platforms. Shifts in consumer behavior, including the rapid adoption of mobile phones, tablets, electronic readers and other portable devices as platforms through which news and information is consumed, require the Company to continually innovate and improve upon its own products, services and platforms in order to remain competitive. The Company believes that these changes will continue to pose opportunities and challenges, and that it is well positioned to leverage its global reach, brand recognition and proprietary technology to take advantage of the opportunities presented by these changes.

Dow Jones professional information products that target enterprise customers compete with various information service providers and global financial newswires, including Thomson Reuters, Bloomberg L.P., LexisNexis, as well as many other Internet-based providers of news and information.

NAM competes against other providers of advertising, marketing and merchandising products and services, including those that provide promotional or advertising inserts, direct mailers of promotional or advertising materials, providers of point-of-purchase and other in-store programs and providers of savings and/or grocery-focused digital applications, as well as other media platforms such as television, magazines, outdoor displays and radio. Competition is based on, among other things, rates, availability of markets, quality of products and services provided and their effectiveness, rate of coupon redemption, store coverage and other factors. The Company believes that based on the circulation of its free-standing inserts, the reach of its in-store marketing products and the audience for its online programs, NAM provides broader consumer access than many of its competitors.

Cable Network Programming

The Company’s Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia based on total subscribers as of June 30, 2014. FOX SPORTS Australia is focused on live national and international sports events and provides featured original and licensed premium sports content tailored to the Australian market, including live sports such as National Rugby League, the domestic football league, English Premier League, international cricket, as well as the Rugby Union. FOX SPORTS Australia offers seven television channels distributed via cable, satellite and Internet Protocol, or IP, and several interactive viewing applications. Its channels consist of FOX SPORTS 1, FOX SPORTS 2, FOX SPORTS 3, FOX FOOTY, FOX SPORTS NEWS, FUEL TV and SPEED that broadcast over 10,000 hours of live sports programming per year reaching FOXTEL, Telstra and Optus subscription television customers. FOX SPORTS Australia’s access to compelling local and international sports programming, as well as its production of high-quality original sports content has made it the leading sports programming provider in Australia. FOX SPORTS Australia also operates foxsports.com.au, a leading general sports website in Australia, and offers several interactive mobile and tablet applications that extend the reach of its content across multiple new platforms. FOX SPORTS Australia is distributed via longstanding carriage agreements with pay-TV providers (mainly Foxtel) in Australia and generates revenue primarily through affiliate fees payable under these carriage agreements, as well as advertising sales. Results at the Cable Network Programming segment can fluctuate due to the timing and mix of the Company’s local and international sports programming, as expenses associated with licensing these programming rights are recognized during the applicable season or event.

FOX SPORTS Australia competes primarily with ESPN, the Free-To-Air (“FTA”) channels and certain telecommunications companies in Australia.

Digital Real Estate Services

The Company’s Digital Real Estate Services segment consists of its 61.6% interest in REA Group Limited (“REA Group”), a publicly-traded company on ASX (ASX: REA) that is a leading digital advertising business specializing in real estate services. Established in Melbourne in 1995, REA Group owns and operates Australia’s largest residential property website, realestate.com.au, and Australia’s largest commercial property site, realcommercial.com.au. Together, realestate.com.au and realcommercial.com.au have approximately 23.0 million desktop site visits and 7.2 million mobile site visits on average each month based on Nielsen monthly total traffic ratings for the year ended June 30, 2014, as well as approximately 10.5 million mobile application visits on average each month based on Adobe Omniture SiteCatalyst monthly site visits for the same period. REA Group also operates a market-leading Italian property site, casa.it, and other property sites and apps in Europe and Asia, and its portfolio of property sites is used by approximately 21,700 real estate agents.

REA Group’s Australian operations are comprised primarily of realestate.com.au, realcommercial.com.au and its media business, which services the display media market. Realestate.com.au derives the majority of its revenue via residential monthly advertising subscriptions and advertising listing upgrades from real estate offices. Agents subscribing to the website may upload unlimited listings for sale or rent and purchase a selection of upgrade products to increase the prominence of their listings on the site. Additionally, realestate.com.au offers a variety of targeted products, including brand-building services for real estate agents. Realcommercial.com.au generates revenue through three main sources, agent subscription revenue, agent branding revenue and listing revenue. The media business offers unique advertising opportunities on both realestate.com.au and realcommercial.com.au, as well as via mobile advertisement placements. Revenue from this business is generated primarily from agents, commercial developers and financial institutions, which benefit from being able to target REA Group’s substantial audience base.

REA Group’s other operations include property sites in Italy and Asia, as well as Luxembourg and France. Casa.it, with approximately 9.0 million visits on average each month based on Adobe Omniture SiteCatalyst monthly site visits for the year ended June 30, 2014, is Italy’s leading residential property site. In Asia, REA Group operates Squarefoot.com.hk, REA Group’s English and Chinese language property site in Hong Kong, as well as myfun.com, its recently-launched Chinese website, which extends the audience of property seekers for realestate.com.au’s Australian property listings by allowing them to be seen by Chinese consumers. Squarefoot.com.hk and myfun.com together have approximately 0.5 million visits on average each month based on Adobe Omniture SiteCatalyst monthly site visits for the year ended June 30, 2014. REA Group’s sites in Luxembourg and France include AtHome.lu, atOffice.lu, atHome.de and immoRegion.fr. These sites have approximately 0.9 million visits combined on average each month based on Adobe Omniture SiteCatalyst monthly site visits for the year ended June 30, 2014. REA Group’s other assets include its 17.22% interest in iProperty Group Limited, an online property portal with operations in Malaysia, Indonesia, Hong Kong, Macau and Singapore, which it acquired in July 2014.

REA Group competes primarily with other real estate websites in its geographic markets, including domain.com.au in Australia.

Book Publishing

The Company’s Book Publishing segment consists of HarperCollins Publishers (together with its subsidiaries and affiliates, “HarperCollins”), one of the largest English-language consumer publishers in the world based on global revenue, with operations in the U.S., the U.K., Canada, Australia, New Zealand and India. HarperCollins publishes and distributes consumer books globally through print, digital and audio formats. Its digital formats include electronic books, also referred to as e-books, for devices such as the Apple iPad, Amazon’s Kindle, Google’s Nexus and Barnes & Noble’s NOOK as well as audio downloads for smartphones and MP3 players. HarperCollins owns over 60 branded imprints, including Avon, Harper, HarperCollins Children’s Publishers, William Morrow and Christian publishers Zondervan and Thomas Nelson, which HarperCollins acquired in July 2012. In addition, in August 2014, HarperCollins acquired Harlequin Enterprises Limited, a leading publisher of women’s fiction, from Torstar Corporation, extending its global platform, particularly in Europe and Asia Pacific.

HarperCollins publishes works by well-known authors such as Mitch Albom, Veronica Roth, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird and the Divergent series. Its active print and digital global catalog includes approximately 50,000 publications and over 100,000 SKUs, including various print and digital editions of the same title. HarperCollins publishes fiction and nonfiction, with a focus on general, children’s and religious content. Additionally, in the U.K., HarperCollins publishes titles for the equivalent of the K-12 educational market.

HarperCollins is rapidly transitioning from print production to digital with leading e-book offerings. As of June 30, 2014, HarperCollins offered approximately 35,000 e-book titles, which accounted for approximately 22% of global consumer revenues in the quarter (up from approximately 19% in the prior year period). Nearly all of HarperCollins’ titles published in the last five years, as well as the majority of its entire catalog, are available in electronic reader and tablet formats. With the rapid adoption of electronic formats by consumers, HarperCollins is publishing many titles in digital formats before, or instead of, publishing a print edition. For example, through its popular romance imprint, Avon, HarperCollins launched a “digital-first” series which releases at least one new title per week in the romance category. The series has already generated nine New York Times electronic bestsellers since its launch.

During fiscal 2014, HarperCollins U.S. had 158 titles on the New York Times bestseller list, with 17 titles hitting number one, including Divergent (series) by Veronica Roth, The 100 by Jorge Cruise, Heaven is For Real by Todd Burpo with Lynn Vincent, The Body Book by Cameron Diaz with Sandra Bark, The First Phone Call from Heaven by Mitch Albom, The Ocean at the End of the Lane by Neil Gaiman, The Pioneer Woman Cooks: A Year of Holidays by Ree Drummond, 10 % Happier by Dan Harris, The English Girl by Daniel Silva, Eat to Live Cookbook by Joel Fuhrman, The Undead Pool by Kim Harrison, Orphan Train by Christina Baker Kline, The Daniel Plan by Rick Warren, Daniel Amen, & Mark Hyman, Pete the Cat: The Wheels on the Bus by James Dean, Pete the Cat and his Magic Sunglasses by Kimberly & James Dean, and The Selection by Kiera Cass.

HarperCollins derives its revenue from the sale of print and digital books to a customer base that includes global technology companies, traditional brick and mortar booksellers, wholesale clubs and discount stores, including Amazon, Apple, Barnes & Noble and Tesco. As HarperCollins’ digital products continue to account for more of its business, it expects to benefit from increased profit contribution and improved working capital dynamics due to diminishing physical plant requirements, inventory and returns related to its print business, as well as faster payment for e-books. Revenues at the Book Publishing segment are significantly affected by the timing of releases and the number of HarperCollins’ books in the marketplace, and are typically highest during the Company’s second fiscal quarter due to increased demand during the end-of-year holiday season in its main operating geographies.

The book publishing business operates in a highly competitive market that is quickly changing and continues to see technological innovations, including e-book devices sold by Amazon, Apple, Google and Barnes & Noble. HarperCollins competes with other large publishers, such as Penguin Random House, Simon & Schuster and

Hachette Livre, as well as with numerous smaller publishers, for the rights to works by well-known authors and public personalities; competition could also come from new entrants, since barriers to entry in book publishing are low. In addition, HarperCollins competes for readership with other media formats and sources. The Company believes HarperCollins is well positioned in the evolving book publishing market with significant size and brand recognition across multiple categories and geographies and as an early adopter of the digital model, where it is an industry leader with approximately 35,000 e-book titles. Furthermore, HarperCollins is a leader in children’s and religious books, categories which have been less impacted by the transition to digital consumption.

Digital Education

The Company’s Digital Education segment consists of Amplify, the brand for its digital education business, which it launched in July 2012. Amplify is focused on improving K-12 education by creating digital products and services that empower teachers, students and parents in new ways. Its products serve more than three million students in all 50 states. Amplify is dedicated to creating technology solutions that transform the way teachers teach and students learn in three areas:

•

Amplify Insight: Amplify’s data and assessment business, which formerly operated under the brand Wireless Generation, commenced operations in 2000 and was acquired in fiscal 2011. Amplify Insight provides powerful assessment products and services to support teachers and school districts, including student assessment tools and analytic technologies, intervention programs, enterprise education information systems, and professional development and consulting services. Key products include mClassTM, a suite of products that enable teachers to easily and quickly monitor individual and class progression through goals and standards and access detailed analysis, custom grouping and instructional planning tools.

•

Amplify Learning: Amplify’s curriculum business is developing digital content for K-12 English Language Arts, Math and Science, including software that will combine interactive, game-like experiences, rich immersive media, and sophisticated analytics to make the classroom teaching and learning experience more engaging, rigorous, personalized and effective. Amplify Learning’s digital curriculum incorporates the new Common Core State Standards adopted by most states in the U.S. and is available for use on multiple platforms.

•

Amplify Access: Amplify’s platform business is delivering a tablet-based distribution system to facilitate personalized instruction and enable anytime, anywhere learning. Amplify Access offers a bundle that includes a tablet designed for the K-12 market, instructional software and curated third-party content, as well as implementation support.

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

Amplify competes with existing K-12 education publishers and content providers such as Pearson plc, McGraw-Hill Education and Houghton Mifflin Harcourt, large platform companies such as Google, Apple, and Amazon that market their tablet or e-reader products for educational use, as well as a number of smaller content, analytics and distribution platform companies. The Company believes that Amplify’s capabilities across analytics and assessment, content and curriculum and distribution and delivery make it well positioned to offer schools a unique integrated learning solution.

Other

The Other segment includes the Company’s general corporate overhead expenses, corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across the Company’s businesses to increase revenues and profitability and to target and assess potential acquisitions and investments. Recent initiatives include the News Corp Global Exchange, the Company’s global programmatic advertising exchange that enables marketers to leverage the Company’s leading online and mobile products and first-party data for real-time bidding, as well as the launch of the Company’s BallBall mobile app in Japan, Indonesia and Vietnam, which combines the Company’s rights to exclusive football highlight clips, expert coverage, commentary and analysis from The Times, The Sunday Times and The Sun. As part of its ongoing role in assessing potential acquisitions, the Strategy and Creative Group also oversaw the Company’s acquisition of Storyful, the world’s first social media news agency, in December 2013.

Equity Investments

Foxtel

The Company and Telstra, an ASX-listed telecommunications company, each own 50% of Foxtel, the largest pay-TV provider in Australia. Foxtel has approximately 2.6 million subscribing households throughout Australia as of June 30, 2014 through cable, satellite and IPTV distribution.

Foxtel delivers more than 200 channels (including standard definition channels, high definition versions of some of those channels, and audio and interactive channels) covering news, sport, general entertainment, movies, documentaries, music and children’s programming. Foxtel’s premium content includes FOX SPORTS Australia’s suite of sports channels such as FOX SPORTS 1, FOX SPORTS 2 and FOX SPORTS 3 and TV shows from HBO, FOX and Universal, among others. Foxtel also owns and operates 26 channels, including general entertainment and movie channels, and sources an extensive range of movie programming through arrangements with major U.S. studios. Foxtel’s channels are distributed to subscribers via both Telstra’s hybrid fibrecoaxial cable network and a long-term contracted satellite platform provided by Optus. Foxtel offers limited versions of its services via broadband through Foxtel Play, an Internet television service available to view on a number of compatible devices, including the Xbox platform, the Sony PlayStation platform, Telstra’s T-Box platform, select Samsung televisions and Blu-ray players, select LG televisions, and mobile devices and tablets (including iPads and iPhones via Foxtel Go), as well as via the Internet to personal computers. Foxtel also offers an Internet television service called Presto, which features movies from the eight Foxtel Movies channels. Foxtel customers are also able to access their electronic programming guide via their tablet, mobile devices and personal computers to remotely record programming.

Foxtel generates revenue primarily through subscription revenue as well as advertising revenue. For the year ended June 30, 2014, in accordance with U.S. generally accepted accounting principles (“GAAP”), Foxtel recorded revenues of $2.9 billion and earnings before interest, taxes and depreciation and amortization, or EBITDA, of $903 million. Management believes that EBITDA is an appropriate measure for evaluating the operating performance of this business for the reasons set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Analysis” with respect to Segment EBITDA. In the year ended June 30, 2014, Foxtel’s average residential recurring subscription revenue per user, or ARPU, was A$96 (US$88) per month (as calculated by Foxtel), and its annualized residential subscriber churn rate based on data for the year ended June 30, 2014 was 12.5% (as calculated by Foxtel). In addition, Foxtel had $2.0 billion of indebtedness outstanding as of June 30, 2014 (excluding $851 million of shareholder loans due to Telstra and the Company), and paid distributions of $151 million to the Company during the year ended June 30, 2014. The amount included for Foxtel in the Company’s Equity earnings of affiliates was $90 million for the year ended June 30, 2014.

The Company and Telstra each have the right to appoint one-half of the board of directors of Foxtel. In addition, the Company has the right to appoint the Chief Executive Officer and Chief Financial Officer of Foxtel, while Telstra has the right to terminate these officers.

Foxtel competes primarily with the three major commercial FTA networks and two major government-funded FTA broadcasters in Australia for audiences, as well as other pay-TV operators and IPTV providers.

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

Australian Media Regulation

The Company’s subscription television interests are subject to Australia’s regulatory framework for the broadcasting industry. The key regulatory body for the Australian broadcasting industry is the Australian Communications and Media Authority.

Key regulatory issues for subscription television providers include: (a) anti-siphoning restrictions—currently under the ‘anti-siphoning’ provisions of the Australian Broadcasting Services Act 1992 (Cth), subscription television providers are prevented from acquiring rights to televise certain listed events (for example, the Olympic Games and certain Australian Rules football and cricket matches) unless national and commercial television broadcasters have not obtained these rights 12 weeks before the start of the event or the rights to televise are also held by commercial television licensees who have rights to televise the event to more than 50% of the Australian population or the rights to televise are also held by one of Australia’s two major government-funded broadcasters; and (b) the Broadcasting Services Act—this legislation may impact the Company’s ownership structure and operations and restrict its ability to take advantage of acquisition or investment opportunities including, for example, preventing it from exercising control of a commercial television broadcasting license, a commercial radio license and a newspaper in the same license area.

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

On March 18, 2013, the U.K. Government published a draft Royal Charter on Self-Regulation of the Press which, if granted, would establish a Recognition Panel that would be responsible for recognizing, overseeing and monitoring a new press regulatory body. The new press regulatory body, a majority of the members of which would be independent of the industry, would be responsible for overseeing the U.K. press and would replace the existing Press Complaints Commission. The U.K. Government also proposed legislation which would ensure that the Royal Charter could only be altered by a two-thirds majority of parliament. In addition to the Royal Charter and establishment of a new regulatory body, rules have been proposed which, if adopted, would result in publishers who do not participate in this new U.K. press regulatory system being potentially liable for exemplary damages in certain cases where such damages are not currently awarded.

In late 2013, publications representing the majority of the industry in the U.K., including News UK, entered into binding contracts to form an alternative new regulator instead, which is referred to as the Independent Press Standards Organisation. Since then, steps have been taken to form the new regulator and appoint an independent chairman and its board. The new regulator is expected to be operational by September 2014. The new regulator will, among other things, oversee the press code of practice, require members to implement appropriate internal governance processes and require self-reporting of any failures, provide a complaints handling service, have the ability to require publications to print corrections, have the power to investigate serious or systemic breaches of the press code and be able to levy fines. It may also introduce an arbitration service to resolve claims against publications. When established, the new regulatory regime will impose burdens on the print media, including the Company’s newspaper businesses in the U.K., which may represent competitive disadvantages versus other forms of media and may increase the costs of compliance.

Data Privacy and Security

Our business activities are subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve in light of changes in information technology and analytics techniques that have implications for how such data is managed. For example, in the U.S., the Company’s websites, mobile apps and other online business activities are subject to the Children’s Online Privacy Protection Act of 1998, which prohibits websites from collecting personally identifiable information online from children under age 13 without prior parental consent, and the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which regulates the distribution of unsolicited commercial emails, or “spam.” In addition, regulators such as the Federal Trade Commission continue to expand their application of general consumer protection laws to commercial data practices, including the use of personal and profiling data from online users to deliver targeted Internet advertisements. Many states have also enacted legislation regulating data privacy and security, including laws requiring businesses to provide notice to individuals whose personally identifiable information has been disclosed as a result of a data breach.

Similar laws and regulations have been implemented in many of the other jurisdictions in which the Company operates, including the European Union and Australia. The European Union is currently considering a new privacy regulation that would replace its existing Data Protection Directive and, if adopted in its current proposed form, would expand the regulation of the collection, use and security of personal data, continue to restrict the trans-border flow of such data, introduce an expanded right of individuals to have their data deleted upon request, enhance penalties for non-compliance and increase the enforcement powers of the European Commission. In Australia, recent changes in data privacy laws impose additional requirements on organizations that handle personal data by, among other things, requiring the disclosure of cross-border data transfers and placing restrictions on direct marketing practices, and additional data privacy and security requirements and industry standards are under consideration.

In response to such developments, industry participants in the U.S., Europe and Australia have taken steps to increase compliance with relevant industry-level standards and practices, including the implementation of self-regulatory regimes for online behavioral advertising that impose obligations on participating companies, such as the Company, to give consumers a better understanding of, and greater control over, advertisements that are customized based on their online behavior.

The Company monitors pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments.

Education

The availability of funding for K-12 education is affected by changes in legislation, both at the federal and state level, as well as changes in the state procurement process. Future changes in federal funding and the state and local tax base could create an unfavorable environment, leading to budget issues and resulting decreases in educational funding that could, in turn, have an adverse impact on the Company’s digital education business.

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

The Company devotes significant resources to protecting its intellectual property assets in the U.S., the U.K., Australia and other foreign territories. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent, trade secret and other laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Policing unauthorized use of the Company’s products, services and content and related intellectual property is often difficult and the steps taken may not in every case prevent the infringement by unauthorized third parties of the Company’s intellectual property. The Company seeks to limit such threat through a combination of approaches, including pursuing legal sanctions for infringement, promoting appropriate legislative initiatives and international treaties and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. Piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.

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

Employees

As of June 30, 2014, the Company had approximately 22,000 employees, of whom approximately 7,000 were located in the U.S., 4,000 were located in the U.K. and 9,000 were located in Australia. Of the Company’s employees, approximately 6,000 were represented by various employee unions. The contracts with such unions will expire during various times over the next several years. The Company believes its current relationships with employees are generally good.

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

The Company derives substantial revenues from the sale of advertising on or in its newspapers, integrated marketing services and digital media properties. The Company and its affiliates also derive revenues from the sale of advertising on their cable channels and pay-TV programming. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of retail, national and classified newspaper advertising revenue. Changes in gross domestic product, consumer spending, auto sales, housing sales, unemployment rates and job creation all impact demand for advertising. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities or result in consolidation or closures across various industries, which may also reduce the Company’s overall advertising revenue.

The Company’s ability to generate advertising revenue is also dependent on demand for the Company’s products, demographics of the customer base, advertising rates and results observed by advertisers. For example, circulation levels for the Company’s newspapers, the number of visits to its websites and ratings points for its cable channels are among the factors that are weighed by advertisers when determining the amount of advertising to purchase from the Company as well as advertising rates. Newer technologies, including new streaming and downloading capabilities via the Internet and other devices and technologies, as well as growing consumer engagement with new forms of digital media such as online and mobile social networking, are increasing the number of media choices and formats available to audiences, resulting in audience fragmentation and increased competition for advertising. These technological developments may also cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to advertisers. In addition, the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. Consequently, the Company’s digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption. A decrease in advertising expenditures by the Company’s customers, reduced demand for the Company’s offerings or a surplus of advertising inventory could lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses and assets.

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

The Company Must Respond to New Technologies and Changes in Consumer Behavior in Order to Remain Competitive.

Technology continues to evolve rapidly, leading to alternative methods for the delivery and storage of digital content, including the distribution of news and other content through social networking tools and on mobile and other devices, digital distribution models for books and Internet and mobile distribution of video content via streaming and downloading. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on portable devices and televisions. Enhanced Internet capabilities and other new media may reduce the demand for newspapers and television viewership, which could negatively affect the Company’s revenues. New digital platforms and technologies, such as user-generated sites and self-publishing tools, have also reduced the cost of producing and distributing content on a wide scale, allowing additional digital content providers to compete with us, often at a lower cost. This trend may drive down the price consumers are willing to spend on the Company’s products disproportionately to the costs associated with generating content. In addition, new digital distribution channels, such as the Internet and online retailers, may present both challenges and opportunities to the Company’s businesses, including its traditional book publishing model, which could affect both sales volume and pricing. The Company may be required to incur significant capital expenditures in order to respond to these new technologies and changes in consumer behavior, and there is a risk that its responses and strategies to remain competitive, including distribution of its content on a “pay” basis, may not be adopted by consumers. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technologies, products and business models to take advantage of advancements in technology and the latest consumer preferences, could have a significant adverse effect on its businesses, asset values and results of operations.

No Assurance of Profitability of the Digital Education Business.

Many of the newer lines of Amplify, the Company’s digital education business, are still under development. Accordingly, Amplify’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as digital education. These risks for Amplify include, but are not limited to, an evolving business model and the management of growth. Amplify must, among other things, develop a customer base for its full range of offerings, including by utilizing the existing customers associated with its data and assessment business, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its software and content offerings, respond to competitive developments, and attract, retain and motivate qualified personnel. In addition, the results and growth of Amplify’s businesses are dependent on state educational funding, which may be adversely affected by changes in legislation, both at the federal and state level, changes in the state procurement process and changes in the condition of the local, state or U.S. economy. Future changes in federal funding and the state and local tax base could create an unfavorable environment, leading to budget issues that result in a decrease in educational funding and, in turn, adversely affect Amplify’s businesses. There can be no assurance that Amplify will be successful in addressing these risks or in achieving these goals, and the failure to do so could have a material adverse effect on Amplify’s business, prospects, financial condition and results of operations.

Since the 2010 acquisition of Wireless Generation, the former brand of Amplify’s data and analytics business, now Amplify Insight, and the initiation of the development of the broader business initiatives of Amplify, the Company has invested cash of approximately $825 million cumulatively through June 30, 2014, which includes $380 million, net of cash acquired, for the acquisition of Wireless Generation. Significant expenses associated with Amplify’s businesses include salaries, employee benefits and other routine overhead associated with product development.

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

Fluctuations in Foreign Currency Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.

The Company has significant operations in a number of foreign jurisdictions and certain of its operations are conducted in foreign currencies, primarily the Australian dollar and the British pound sterling. Since the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on the Company’s earnings, which could, in turn, have an adverse effect on its results of operations in a given period or in specific markets.

Weak Domestic and Global Economic Conditions and Volatility and Disruption in the Financial Markets May Adversely Affect the Company’s Business.

The U.S. and global economies have in the recent past undergone a period of economic uncertainty, which resulted in, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending and lower consumer net worth. The resulting pressure on the labor and retail markets and the downturn in consumer confidence weakened the economic climate in certain markets in which the Company does business and had an adverse effect on its business, results of operations, financial condition and liquidity, including advertising revenues. Any continued or recurring economic weakness could further impact the Company’s business, reduce its advertising and other revenues and negatively impact the performance of its newspapers, books, television operations and other consumer products. In addition, further volatility and disruption in the financial markets could make it more difficult and expensive for the Company to obtain financing. These conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company, including as a result of their inability to obtain capital on acceptable terms. The Company is particularly exposed to certain Australian business risks, including specific Australian legal and regulatory risks, consumer preferences and competition, because it holds a substantial amount of Australian assets. As a result, the Company’s results of operations may be adversely affected by negative developments in the Australian market. Although the Company believes that its capitalization, operating cash flow and current access to credit markets, including the Company’s revolving credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that any further volatility and disruption in domestic and global capital and credit markets will not impair the Company’s liquidity or increase its cost of borrowing.

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

The Company Faces Investigations Regarding Allegations of Voicemail Interception, Illegal Data Access and Inappropriate Payments to Public Officials and Other Related Matters and Related Civil Lawsuits.

U.K. and U.S. regulators and governmental authorities are conducting investigations relating to voicemail interception, illegal data access and inappropriate payments to public officials at the Company’s former publication, The News of the World, and at The Sun, and related matters, which are referred to as the U.K. Newspaper Matters. The investigation by the U.S. Department of Justice (the “DOJ”) is directed at conduct that occurred within 21st Century Fox prior to the creation of the Company. Accordingly, 21st Century Fox has been and continues to be responsible for responding to the DOJ investigation. The Company, together with 21st Century Fox, is cooperating with these investigations.

Civil claims have also been brought against the Company with respect to the U.K. Newspaper Matters. The Company has admitted liability in many civil cases and has settled a number of cases. The Company has also settled a number of claims through a private compensation scheme established by the Company under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

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

From July 1, 2010 through June 30, 2014, the Company incurred aggregate fees, costs and expenses related to the U.K. Newspaper Matters of $470 million, net of costs that have been or will be indemnified by 21st Century Fox, which includes $36 million paid to claimants for civil settlements. As of June 30, 2014, the Company accrued $110 million, representing its best estimate of the liability for the claims that have been filed, as well as incurred but unpaid legal and professional fees. Certain liabilities recorded by the Company as of June 30, 2014 related to matters that will be indemnified by 21st Century Fox as described below. Amounts due from 21st Century Fox relating to indemnified costs were approximately $66 million as of June 30, 2014.

The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair the Company’s ability to conduct its business and adversely affect its results of operations and financial condition. See “Item 3. Legal Proceedings” and Note 14 to the Financial Statements for additional information.

The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.

As a result of adverse developments in the Company’s industry and challenging economic and market conditions, the Company may recognize impairment charges for write-downs of goodwill and intangible assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s financial results. In accordance with GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including newspaper mastheads and distribution networks, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as prevailing conditions in the capital markets or the economy generally, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets, or require the Company to engage in any additional business restructurings to address these conditions. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units. Any downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in additional impairments for which non-cash charges would be required. Any such charge could be material to the Company’s reported results of operations. The News and Information Services and Digital Education segments have reporting units with goodwill that is at risk for future impairment. As of June 30, 2014, $1.7 billion of goodwill at these reporting units was at risk for future impairment because the fair values of the reporting units exceeded their carrying values by less than 10%. The Company may also incur additional restructuring charges in the future if it is required to further realign its resources in response to significant shortfalls in revenue or other adverse trends.

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

–	national and commercial television broadcasters have not obtained these rights 12 weeks before the start of the event;

–	the rights to televise are also held by commercial television licensees who have rights to televise the event to more than 50% of the Australian population; or

–	the rights to televise are also held by one of Australia’s two major government-funded broadcasters; and

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

In addition, the Company’s newspaper businesses in the U.K. are likely to be subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by Prime Minister David Cameron in mid-2011. The inquiry was triggered by allegations of illegal voicemail interception at the Company’s former publication, The News of the World. Lord Justice Leveson, Chairman of the Inquiry, concluded the first part of the inquiry and published a report in late November 2012 containing various recommendations for greater regulation and oversight of the U.K. press. In response, the U.K. Government is taking steps to establish a regulatory framework to oversee a new U.K. press regulator. Separately, a majority of the U.K. press has proposed an alternative regulator, the Independent Press Standards Organisation, or IPSO, which is expected to be operational by September 2014. IPSO will impose burdens on the print media in the U.K., including the Company’s newspaper businesses in the U.K., which may result in competitive disadvantages versus other forms of media and may increase the costs of compliance.

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control.

Newsprint is one of the largest expenses of the Company’s newspaper publishing units. During the fiscal year ended June 30, 2014, the Company’s average cost per ton of newsprint was approximately 2.0% lower than its historical average annual cost per ton over the past five fiscal years. The price of newsprint has historically been volatile and the consolidation of newsprint mills over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Failure to maintain the Company’s current consumption levels, further supplier consolidation or the inability to maintain the Company’s existing relationships with its newsprint suppliers could adversely impact newsprint prices in the future.

The Company Relies on Network and Information Systems and Other Technology Whose Failure or Misuse Could Cause a Disruption of Services or Improper Disclosure of Personal Data or Confidential Information, Resulting in Increased Costs or Loss of Revenue.

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, natural disasters (including extreme weather), terrorist activities or human error that may affect such systems, could result in disruption of the Company’s services or improper disclosure of personal data or confidential information. In recent years, there has been a rise in the number of cyberattacks on companies’ network and information systems by both state-sponsored and criminal organizations, and as a result, the risks associated with such an event continue to increase. A significant failure, compromise, breach or interruption of the Company’s systems could result in a disruption of its operations, customer or advertiser dissatisfaction, damage to its reputation or brands and a loss of customers or revenues. If any such failure, interruption or similar event results in the improper disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including personnel, customer and vendor information, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Efforts by the Company and its vendors to develop, implement and maintain security measures may not be successful in preventing these events from occurring, and any network and information systems-related events could require the Company to expend significant resources to remedy such event. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated.

There Can Be No Assurance That the Company Will Have Access to the Capital Markets on Terms Acceptable to It.

From time to time the Company may need to access the long-term and short-term capital markets to obtain financing. Although the Company believes that the sources of capital currently in place, including the Company’s revolving credit facility, will permit the Company to finance its operations for the foreseeable future on acceptable terms and conditions, the Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) the Company’s financial performance, (2) the Company’s credit ratings or absence of a credit rating, (3) the liquidity of the overall capital markets and (4) the state of the economy. There can be no assurance, particularly as a company that currently has no credit rating, that the Company will continue to have access to the capital markets on terms acceptable to it.

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

In connection with the Separation, 21st Century Fox received a private letter ruling from the IRS to the effect that, among other things, the distribution of the Company’s Class A Common Stock and Class B Common Stock qualified as tax-free under Sections 368 and 355 of the Code except for cash received in lieu of fractional shares. In addition, 21st Century Fox received an opinion from its tax counsel confirming the tax-free status of the Separation for U.S. federal income tax purposes, including the satisfaction of the requirements under Sections 368 and 355 of the Code not specifically addressed in the IRS private letter ruling. The opinion of 21st Century Fox’s tax counsel is not binding on the IRS or the courts, and there is no assurance that the IRS or a court will not take a contrary position.

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

Under the terms of the Separation and Distribution Agreement, in consideration for 21st Century Fox’s agreement to certain indemnification arrangements, the Company agreed that 21st Century Fox would have the right to control the Company’s defense of civil claims relating to the U.K. Newspaper Matters. In exercising its rights to control the defense of the civil claims relating to the U.K. Newspaper Matters, 21st Century Fox may be guided by interests that are different than or adverse to the Company’s interests and the interests of its stockholders and advocate strategies that the Company’s management would not otherwise adopt. Furthermore, if the Company fails to comply with these control arrangements or does not consent to settlements with respect to such matters proposed by 21st Century Fox, the Company has agreed with 21st Century Fox that it will, at 21st Century Fox’s discretion, forego any indemnification with regard to such or all of these matters. The Company’s inability to take actions with respect to these civil matters without 21st Century Fox’s consent or the Company’s adoption of strategies advocated by 21st Century Fox could damage the Company’s reputation or impair the Company’s ability to conduct its business while the taking of any such action by the Company without 21st Century Fox’s consent in breach of the Company’s agreements could increase its liability exposure with regard to such matters and adversely affect the Company’s results of operations and financial condition. See “Item 3. Legal Proceedings” and Note 14 to the Financial Statements for additional information.

The Company Has a Limited Operating History as an Independent, Publicly-Traded Company, and Its Historical Financial Statements for Certain Reporting Periods Are Not Necessarily Representative of the Results It Would Have Achieved as an Independent, Publicly-Traded Company, Do Not Reflect Any Subsequent Changes in Its Cost Structure and May Not Be Reliable Indicators of Its Future Results.

The Company’s historical financial statements for the fiscal years ended June 30, 2013 and 2012 included in this Annual Report do not necessarily reflect the results of operations, cash flows and financial condition that it would have achieved as an independent, publicly-traded company during the periods presented or those that it will achieve in the future. Prior to the Separation, the Company’s business was operated by 21st Century Fox as part of its broader corporate organization, rather than as an independent company. During those periods, 21st Century Fox performed various corporate functions for the Company, including, but not limited to, tax administration, treasury activities, accounting, legal, ethics and compliance program administration, investor and public relations, certain governance functions (including internal audit) and external reporting. The Company’s historical financial statements for the fiscal years ended June 30, 2013 and 2012 reflect allocations of corporate expenses from 21st Century Fox for these and similar functions. However, these allocations may be more or less than the comparable expenses that the Company would have incurred had it operated as an independent, publicly traded company during those periods. In addition, changes have and may continue to occur in the Company’s cost structure, management, financing, business operations, personnel needs, tax and structure as a result of its operation as a public company separate from 21st Century Fox, including the incurrence of costs for compliance with requirements of the Sarbanes-Oxley Act, SEC regulations and NASDAQ and ASX listing rules and potential increased costs associated with reduced economies of scale. Prior to the Separation, the Company benefited from 21st Century Fox’s operating diversity, size, purchasing power and access to capital for investments, and it may not continue to realize such benefits in the future. As a result, there is a risk that the Company may be more susceptible to market fluctuations and other adverse events than it would have otherwise been while it was still a part of 21st Century Fox. Additionally, in connection with the Separation, the Company entered into certain transactions with 21st Century Fox that did not exist prior to the Separation.

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

Certain Provisions of the Company’s Restated Certificate of Incorporation, Amended and Restated By-laws, Tax Sharing and Indemnification Agreement, Separation and Distribution Agreement and Delaware Law, the Company’s Amended and Restated Stockholder Rights Agreement and the Ownership of the Company’s Common Stock by the Murdoch Family Trust May Discourage Takeovers and the Concentration of Ownership Will Affect the Voting Results of Matters Submitted for Stockholder Approval.

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

In addition, in connection with the Separation, the Company’s Board of Directors adopted a stockholder rights agreement, which it extended in June 2014. Pursuant to the amended and restated stockholder rights agreement, each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its Class A Common Stock and Class B Common Stock in the event that a person or group acquires beneficial ownership of 15% or more of the then-outstanding Class B Common Stock without approval of the Company’s Board of Directors, subject to exceptions for persons beneficially owning 15% or more of the Company’s Class B Common Stock immediately following the Separation. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. The rights expire on June 18, 2015, except as otherwise provided in the rights agreement.

Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of August 8, 2014, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of August 8, 2014. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of August 8, 2014. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the amended and restated stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

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

United States

The Company’s principal real properties in the U.S. are the following:

(a)	The U.S. headquarters of the Company, located at 1211 Avenue of the Americas, New York, New York and the offices of the Company located at 1185 Avenue of the Americas, New York, New York, each of which are subleased from 21st Century Fox. These spaces include the executive and corporate offices of the Company, the executive and editorial offices of Dow Jones, the editorial offices of the Post, the executive offices of NAM and the corporate offices of Amplify;

(b)	The leased offices of HarperCollins U.S. in New York, New York;

(c)	The leased office and warehouse facilities of HarperCollins U.S. in Scranton, Pennsylvania;

(d)	The owned office and warehouse facilities of Thomas Nelson in Nashville, Tennessee. The warehouse facilities were sold in July 2014;

(e)	The leased printing plant of the Post located in Bronx, New York;

(f)	The leased offices of Amplify in Brooklyn, New York; and

(g)	The office space campus owned by the Company in South Brunswick, New Jersey.

Europe

The Company’s principal real properties in Europe are the following:

(a)	The leased headquarters and editorial offices of the London operations of News UK, Dow Jones and HarperCollins at The News Building, 1 London Bridge Street, London, England.

(b)	The newspaper production and printing facilities for its U.K. newspapers, which consist of:

1.	The leased office space at each of Thomas More Square, London, England; Fleet House, Peterborough, England; Dublin, Ireland and Glasgow City Centre, Scotland; and

2.	The freehold interests in each of a publishing and printing facility in Broxbourne, England and printing facilities in Knowsley, England and North Lanarkshire, Scotland.

(c)	The leased headquarters and editorial offices of HarperCollins Publishers Limited in London, England;

(d)	The leased executive and editorial offices of Dow Jones in London, England; and

(e)	The leased warehouse and office facilities of HarperCollins Publishers Limited in Glasgow, Scotland.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The Australian newspaper production and printing facilities which consist of:

1.	The Company-owned print center and office building in Sydney, Australia at which The Australian, the Daily Telegraph and The Sunday Telegraph are printed and published;

2.	The Company-owned print center and the leased office facility in Melbourne, Australia at which Herald Sun and the Sunday Herald Sun are printed and published;

3.	The Company-owned print center and office building in Adelaide, Australia utilized in the printing and publishing of The Advertiser and The Sunday Mail;

4.	The Company-owned print center and office building in Brisbane, Australia at which The Courier Mail and Sunday Mail are printed and published; and

5.	The two Company-owned buildings in Perth, Australia used to print and publish The Sunday Times;

(b)	The leased offices and studios of FOX SPORTS Australia in Sydney, Australia;

(c)	The leased offices and studios of FOX SPORTS Australia in Melbourne, Australia;

(d)	The leased corporate offices of REA Group in Melbourne, Australia; and

(e)	The leased office space of Dow Jones in Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

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

On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff in the litigation and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint was to be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to comprise February 15, 2011 to July 18, 2011. Defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to comprise July 8, 2009 to July 18, 2011. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including all payments in connection with the Wilder Litigation.

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

Civil claims have also been brought against the Company with respect to the U.K. Newspaper Matters. The Company has admitted liability in many civil cases and has settled a number of cases. The Company has also settled a number of claims through a private compensation scheme established by the Company under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

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

The Company incurred legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $169 million, $183 million and $199 million during the fiscal years ended June 30, 2014, 2013 and 2012, respectively. With respect to the fees and costs incurred during the fiscal year ended June 30, 2014, the Company has been or will be indemnified by 21st Century Fox for $97 million, net of tax, pursuant to the indemnification arrangements described above, and with respect to the fees and costs incurred on or prior to June 30, 2013, the Company will be indemnified by 21st Century Fox for $40 million, net of tax.

As of June 30, 2014, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $110 million, of which approximately $66 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of June 30, 2014. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

Stockholder Rights Agreement Litigation

On July 7, 2014, Miramar Police Officers’ Retirement Plan, a purported stockholder of the Company, filed a verified complaint in the Court of Chancery of the State of Delaware against the Company and its Board of

Directors, styled Miramar Police Officers’ Retirement Plan v. Murdoch et al., C.A. No. 9860-CB. The complaint alleges, among other things, that the Company and the Board of Directors breached the terms of a settlement agreement, dated April 12, 2006, by entering into a one-year extension to the stockholder rights agreement on June 18, 2014 without first seeking stockholder approval. The complaint further alleges that the Board of Directors breached its fiduciary duties in approving the one-year extension to the stockholder rights agreement, seeks a declaration that the extension is null and void and requests an award of attorneys’ fees and costs. While it is not possible to predict with any degree of certainty the ultimate outcome of this action, the Company and the Board of Directors believe that the allegations in the complaint are without merit and intend to defend against them vigorously.

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

Commencing on February 24, 2012, five purported consumer class actions were filed in the Canadian provinces of British Columbia, Quebec and Ontario, which relate to the decisions by certain publishers, including HarperCollins, to sell their e-books in Canada pursuant to an agency relationship. The actions seek as relief special, general and punitive damages, injunctive relief and the costs of the litigations. On May 8, 2014, the parties entered into a settlement agreement, which is subject to court approval, the terms of which will not be material to the Company.

In July 2012, HarperCollins Canada, a wholly-owned subsidiary of HarperCollins, learned that the Canadian Competition Bureau (“CCB”) had commenced an inquiry regarding the sale of e-books in Canada. In February 2014, HarperCollins reached a proposed settlement with the CCB on terms substantially similar to the DOJ settlement described above, and on February 7, 2014, the CCB registered that consent agreement with the Competition Tribunal. On February 21, 2014, Kobo Inc. (“Kobo”) filed an application to rescind or vary the consent agreement with the Competition Tribunal, and, on March 18, 2014, the Competition Tribunal issued an order staying the registration of the consent agreement. The stay will remain in effect pending further order of the Competition Tribunal or final disposition of Kobo’s application.

The Company is not able to predict the ultimate outcome or cost of the unresolved HarperCollins matters described above. During the fiscal years ended June 30, 2014, 2013 and 2012, the legal and professional fees and settlements incurred in connection with these matters were not material, and as of June 30, 2014, the Company did not have a material accrual related to these matters.

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

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable antitrust laws and intends to defend itself vigorously.

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

On February 4, 2014, the magistrate judge entered an order granting the motion for expedited discovery. NAI, NAM FSI and NAM In-Store Services filed their objections to the order before the District Court on February 11, 2014 and concurrently filed a motion to stay the decision of the magistrate judge pending the District Court’s consideration of their objections. On March 10, 2014, NAI, NAM FSI and NAM In-Store Services filed a motion to enforce the parties’ settlement agreement that sought an order that certain of Valassis’s claims, if they are allowed to proceed, must be considered by a three-member panel of antitrust experts pursuant to the parties’ agreements. On May 20, 2014, the District Court issued an order overruling the objections to the magistrate judge’s decision on Valassis’s motion for expedited discovery and determining that the motion to stay the magistrate judge’s decision was therefore moot. In the same order, the District Court terminated the motion to enforce the parties’ settlement agreement on the grounds that the issues raised in this motion would be addressed in the context of the NAM Group’s motion to dismiss Valassis’s newly-filed complaint, described below.

On March 11, 2014, the Court referred the NAM Group’s motion to dismiss Valassis’s newly-filed complaint to the magistrate judge for determination. On July 16, 2014, the magistrate judge granted the NAM Group’s motion in part with respect to certain claims and stayed the remainder of the action.

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

News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The NASDAQ Global Select Market (“NASDAQ”), its principal market, under the symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A Common Stock and Class B Common Stock are listed and traded on the Australian Securities Exchange (“ASX”) under the symbols “NWSLV” and “NWS,” respectively. As of June 30, 2014, there were approximately 27,200 holders of record of shares of Class A Common Stock and 850 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Class A Common Stock and Class B Common Stock, as reported on NASDAQ. In connection with the Separation, which is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company first began trading publicly in the “when-issued” market beginning on June 19, 2013, and commenced regular-way trading on July 1, 2013, following the Separation. Prior to June 19, 2013, there was no public market for the Company’s common stock.

	Class B Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal year ended June 30, 2013:
Fourth Quarter (since June 19, 2013)	$15.80	$15.37	$15.80	$15.25

Fiscal year ended June 30, 2014:
First Quarter	17.46	14.52	17.26	14.39
Second Quarter	18.26	16.02	18.07	15.51
Third Quarter	18.03	15.00	18.53	15.44
Fourth Quarter	17.65	15.98	18.18	16.32

Dividend Policy

The Company expects to pay regular cash dividends in the future, though the timing, declaration, amount and payment of future dividends to stockholders will fall within the discretion of its Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. The Board of Directors has not yet declared any cash dividends and cannot provide any assurances that any dividends will be declared or paid.

Issuer Purchases of Equity Securities

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. Through August 8, 2014 the Company has not repurchased any Class A Common Stock. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors, and the Board of Directors cannot provide any assurances that any shares will be repurchased.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated and combined financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the fiscal years ended June 30,
	2014(a)	2013(a)	2012(a)	2011(b)	2010(c)
	(in millions, except per share information)
STATEMENT OF OPERATIONS DATA:
Revenues	$8,574	$8,891	$8,654	$9,095	$8,752
Net income (loss) attributable to News Corporation stockholders	239	506	(2,075)	678	243
Income (loss) available to News Corporation stockholders per share—basic(d)	0.41	0.87	(3.58)	1.17	0.42
Income (loss) available to News Corporation stockholders per share—diluted(d)	0.41	0.87	(3.58)	1.17	0.42

	As of June 30,
	2014	2013(e)	2012	2011	2010
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$3,145	$2,381	$1,133	$2,022	$1,080
Total assets	16,489	15,643	13,090	17,008	14,326
Redeemable preferred stock	20	20	—	—	—

(a)

See Notes 3, 4, 5, 7 and 14 to the Consolidated and Combined Financial Statements of News Corporation for information with respect to significant acquisitions, disposals, impairment charges, restructuring charges, legal settlements and other transactions during fiscal 2014, 2013 and 2012.

(b)

During fiscal 2011, the Company acquired Wireless Generation Inc. (now Amplify Insight) for total consideration of approximately $380 million, net of cash acquired, which included the equity purchase and the repayment of Wireless Generation Inc.’s outstanding debt.

(c)

Fiscal 2010 results included the contribution of the Dow Jones Indexes business to a joint venture formed with CME Group, Inc. and the sale of the Company’s investment in STOXX AG, a European market index provider (“STOXX”). The Company received $903 million in cash proceeds from these transactions in fiscal 2010.

(d)

On June 28, 2013 (the “Distribution Date”), approximately 579 million shares of News Corporation common stock were distributed to 21st Century Fox shareholders of record on June 21, 2013. This initial share amount is being utilized for the calculation of both basic and diluted earnings per share for all years presented that ended prior to the Distribution Date as no News Corporation common stock or equity-based awards were outstanding prior to June 28, 2013. The dilutive effect of the Company’s equity-based awards which were issued in connection with the Separation and the conversion of outstanding 21st Century Fox awards to News Corporation awards is included in the computation of diluted earnings per share in the periods subsequent to the Separation.

(e)

In accordance with the Separation and Distribution Agreement, the Company’s target aggregate cash and cash equivalents balance at the Distribution Date was approximately $2.6 billion. As of June 30, 2013, the Company had cash and cash equivalents of approximately $2.4 billion. The remaining $0.2 billion was received from 21st Century Fox during the first quarter of fiscal 2014 and was recorded in Amounts due from 21st Century Fox on the Consolidated Balance Sheet as of June 30, 2013.

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

The Separation and Distribution

On June 28, 2013, the Company completed the separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”). As of the effective time of the Separation, all of the outstanding shares of the Company were distributed to 21st Century Fox stockholders based on a distribution ratio of one share of Company Class A or Class B Common Stock for every four shares of 21st Century Fox Class A or Class B Common Stock, respectively, held of record as of June 21, 2013 (the “Record Date”). Following the Separation, the Company’s Class A and Class B Common Stock began trading independently on NASDAQ, and CDIs representing the Company’s Class A and Class B Common Stock began trading on ASX. In connection with the Separation, the Company entered into the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) and certain other related agreements which govern the Company’s relationship with 21st Century Fox following the Separation. (See Note 13 to the Consolidated and Combined Financial Statements of News Corporation for further information).

Subsequent to the Distribution Date, the Company’s financial statements as of and for the fiscal years ended June 30, 2014 and 2013 are presented on a consolidated basis, as the Company became a separate consolidated group on June 28, 2013. The Company’s consolidated statement of operations for the fiscal year ended June 30, 2014 reflects the Company’s operations as a stand-alone company. The Company’s consolidated balance sheets as of June 30, 2014 and June 30, 2013 consist of the Company’s consolidated balances, subsequent to the Separation.

Prior to the Separation, the Company’s combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of 21st Century Fox. The Company’s financial statements for the fiscal year ended June 30, 2012 were prepared on a combined basis and presented as carve-out financial statements, as the Company was not a separate consolidated group prior to the Distribution Date. These statements reflect the combined historical results of operations and cash flows of 21st Century Fox’s publishing businesses, its education division and other Australian assets.

The Company’s consolidated and combined statements of operations for the fiscal years ended June 30, 2013 and 2012 included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated or combined revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying these consolidated and combined financial statements, including the assumptions regarding allocating general corporate expenses from 21st Century Fox, are reasonable. Nevertheless, these consolidated and combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect the Company’s consolidated and combined results of operations and cash flows had it been a stand-alone company during the applicable periods. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The consolidated and combined financial statements are referred to as the “Financial Statements” herein. The consolidated and combined statements of operations are referred to as the “Statements of Operations” herein. The consolidated balance sheets are referred to as the “Balance Sheets” herein.

The Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

For purposes of the Company’s Financial Statements for periods prior to the Separation, income tax expense was recorded as if the Company filed tax returns on a stand-alone basis separate from 21st Century Fox. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a stand-alone enterprise for the periods prior to the Distribution Date. Therefore, cash tax payments for periods prior to the Separation may not be reflective of the Company’s actual tax balances. Prior to the Separation, the Company’s operating results were included in 21st Century Fox’s consolidated U.S. federal and state income tax returns. Additionally, the income tax accounts reflected in the Balance Sheet as of June 30, 2013 include income taxes payable and deferred taxes allocated to the Company at the time of the Separation. The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during fiscal 2013, fiscal 2014 or early fiscal 2015 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three fiscal years ended June 30, 2014, respectively. This analysis is presented on both a consolidated or combined basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three fiscal years ended June 30, 2014, respectively, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of June 30, 2014.

•

Critical Accounting Policies—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2 to the accompanying Financial Statements summarizes the Company’s significant accounting policies, including the critical accounting policy discussion found in this section.

OVERVIEW OF THE COMPANY’S BUSINESSES

In the fourth quarter of fiscal 2014, the Company revised the composition of its reporting segments based on the guidance in Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” to present the digital education business as a separate segment. All prior periods have been reclassified to reflect the revised segment presentation. As a result of the change, the Company reports its business in the following six segments:

•

News and Information Services—The News and Information Services segment includes the global print and digital product offerings of The Wall Street Journal and Barron’s publications, Marketwatch.com, and the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones Private Markets and DJX.

The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing (“NAM”), a leading provider of free-standing inserts, in-store marketing products and services and digital marketing solutions. NAM’s customers include many of the largest consumer packaged goods advertisers in the U.S. and Canada.

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia, with seven television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League, international cricket and the Rugby Union. Prior to the November 2012 acquisition of the portion of FOX SPORTS Australia that it did not own, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. Following the acquisition, the Company owns 100% of FOX SPORTS Australia and its results are included within this segment.

•

Digital Real Estate Services—The Company owns 61.6% of REA Group Limited (“REA Group”), a publicly traded company listed on the ASX (ASX: REA) that is a leading digital advertising business specializing in real estate services. REA Group operates Australia’s largest residential property website, realestate.com.au, as well as Australia’s leading commercial property website, realcommercial.com.au. REA Group also operates a market-leading Italian property site, casa.it, and other property sites and apps in Europe and Asia.

•

Book Publishing—The Book Publishing segment consists of HarperCollins which is one of the largest English-language consumer publishers in the world, with particular strengths in general fiction, nonfiction, children’s and religious publishing, and an industry leader in digital publishing. HarperCollins includes over 60 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Publishers, William Morrow and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Mitch Albom, Veronica Roth, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird and the Divergent series.

•

Digital Education—The Digital Education segment consists of Amplify, the brand for its digital education business, which it launched in July 2012. Amplify is focused on improving K-12 education by creating digital products and services that empower teachers, students and parents in new ways. Its products serve more than three million students in all 50 states. Amplify is dedicated to creating technology solutions that transform the way teachers teach and students learn.

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group, and costs related to voicemail interception, illegal data access and inappropriate payments to public officials at the Company’s former publication, The News of the World, and at The Sun, and related matters, which are referred to as the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

News and Information Services

Revenue at the News and Information Services segment is derived from the sale of advertising, circulation and subscriptions, as well as licensing. Adverse changes in general market conditions for advertising continue to affect revenues. Advertising revenues at the News and Information Services segment are also subject to seasonality, with revenues typically being highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies. Circulation and subscription revenues can be greatly affected by changes in the prices of the Company’s and/or competitors’ products, as well as by promotional activities.

Operating expenses include costs related to paper, production, distribution, third party printing, editorial and commissions. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead.

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

Cable Network Programming

The Cable Network Programming segment consists of FOX SPORTS Australia, which offers the following seven channels: FOX SPORTS 1, FOX SPORTS 2, FOX SPORTS 3, FOX FOOTY, FOX SPORTS NEWS, FUEL TV and SPEED. Revenue is primarily derived from monthly affiliate fees received from pay-tv providers (mainly Foxtel) based on the number of subscribers.

FOX SPORTS Australia competes primarily with ESPN, the FTA channels and certain telecommunications companies in Australia.

The most significant operating expenses of the Cable Network Programming segment are the acquisition and production expenses related to programming and the expenses related to operating the technical facilities of the broadcast operations. The expenses associated with licensing programming rights are recognized during the applicable season or event, which can cause results at the Cable Network Programming Segment to fluctuate based on the timing and mix of the Company’s local and international sports programming. Other expenses include marketing and promotional expenses related to improving the market visibility and awareness of the channels and their programming. Additional expenses include salaries, employee benefits, rent and other routine overhead expenses.

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

Book Publishing

The Book Publishing segment derives revenues from the sale of general fiction, nonfiction, children’s and religious books in the U.S. and internationally. The revenues and operating results of the Book Publishing segment are significantly affected by the timing of releases and the number of its books in the marketplace. The book publishing marketplace is subject to increased periods of demand during the end-of-year holiday season in its main operating geographies. This marketplace continues to change due to technical innovations, electronic book devices and other factors. Each book is a separate and distinct product, and its financial success depends upon many factors, including public acceptance.

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

The book publishing business has been affected in recent years by new electronic distribution platforms and models and the Company expects that electronic books (“e-books”) will represent an increasing portion of book publishing revenues in coming years.

Digital Education

The Digital Education segment, which consists of Amplify, the brand for the Company’s digital education business, is dedicated to creating technology solutions that transform the way teachers teach and students learn in three areas:

•	Amplify Insight, Amplify’s data and assessment business, which formerly operated under the brand Wireless Generation, Inc. (“Wireless Generation”), commenced operations in 2000 and was acquired in fiscal 2011. Amplify Insight provides powerful assessment products and services to support teachers and school districts, including student assessment tools and analytic technologies, intervention programs, enterprise education information systems, and professional development and consulting services.

•

Amplify Learning, Amplify’s curriculum business, is developing digital content for K-12 English Language Arts, Math and Science, including software that will combine interactive, game-like experiences, rich, immersive media and sophisticated analytics to make the classroom teaching and learning experience more engaging, rigorous, personalized and effective. Amplify Learning’s digital curriculum incorporates the new Common Core State Standards adopted by most states in the U.S. and is available for use on multiple platforms.

•

Amplify Access, Amplify’s platform business, is delivering a tablet-based distribution system to facilitate personalized instruction and enable anytime, anywhere learning. Amplify Access offers a bundle that includes a tablet designed for the K-12 market, instructional software and curated third-party content, as well as implementation support.

Significant expenses associated with the Company’s digital education business include product development, salaries, employee benefits and other routine overhead.

Other

The Other segment primarily consists of general corporate overhead expenses, the corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across the Company’s businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

Other Business Developments

In August 2014, the Company completed its acquisition of Harlequin Enterprises Limited (“Harlequin”) from Torstar Corporation for a purchase price of C$455 million (approximately US$420 million), subject to certain adjustments. Harlequin is a leading publisher of women’s fiction, and this acquisition extends HarperCollins’ global platform, particularly in Europe and Asia Pacific. Harlequin will operate as a division of HarperCollins, and its results will be included within the Book Publishing segment. On an annualized basis, the Company expects Harlequin will contribute revenues of $320 to $340 million.

In July 2014, REA purchased 31,283,140 shares, or 17.22%, of iProperty Group Limited (ASX: IPP) from SeLoger.com SA, for total cash consideration of AUD $106 million (approximately US$100 million). iProperty Group has online property advertising operations in Malaysia, Indonesia, Hong Kong, Macau and Singapore, as well as investments in India and the Philippines.

In April 2014, The Rubicon Project (“Rubicon”), in which the Company owned approximately 5.6 million shares as of March 31, 2014, completed an initial public offering of its common stock. The Company sold approximately 850 thousand shares as part of the public offering which resulted in a pre-tax gain on sale of $6 million and reduced the Company’s ownership percentage to 13.7%. Prior to the public offering, the Company’s investment in Rubicon was recorded in the Balance Sheets at cost. As a result of the offering, the Company’s remaining investment in Rubicon will be designated as an available-for-sale security as of April 2014, and carried at fair value. Unrealized gains and losses from available-for-sale securities are reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity. While the Rubicon investment is classified as an available-for-sale security, the Company is contractually restricted from selling these shares for at least six months from the date of the public offering.

In February 2014, SEEKAsia Limited (“SEEK Asia”), in which the Company owns a 12.1% interest, agreed to purchase the online employment businesses of JobStreet Corporation Berhad (“JobStreet”), which will be combined with JobsDB, Inc., SEEK Asia’s existing online employment business. The transaction, which is subject to certain conditions, including regulatory approval and JobStreet shareholder approval, will be funded primarily through additional contributions by SEEK Asia shareholders. The Company’s share of the funding contribution is expected to be approximately $50 million and is subject to the closing of the JobStreet acquisition. The Company will continue to hold a 12.1% investment in SEEK Asia following the transaction.

In December 2013, the Company entered into new multi-year supply agreements for newsprint and ink, which are expected to yield cost savings over the lives of the agreements. The Company saved approximately $10 million in fiscal 2014 and expects to save approximately $20 million in fiscal 2015.

In December 2013, the Company acquired Storyful Limited (“Storyful”), a social media news agency, for approximately $25 million, of which $19 million was paid in cash, with the remainder primarily related to an earn-out that is contingent upon the achievement of certain performance objectives. The Storyful acquisition complements the Company’s existing video capabilities, including the creation and distribution of original and on-demand programming such as WSJ Live and BallBall. Storyful’s results are included within the News and Information Services segment.

In September 2013, the Company sold the Dow Jones Local Media Group, which operated eight daily and 15 weekly newspapers in seven states. The gain recognized on the sale of LMG was not significant as the carrying value of the assets held for sale on the date of sale approximated the proceeds received.

In April 2013, the Company sold its remaining 10% investment in the Dow Jones Indexes business to CME Group, Inc. (“CME”). Since 2010, the Company has divested all of its interests in the Dow Jones Indexes business and STOXX and received cumulative proceeds of approximately $1 billion.

In March 2013, the Company sold its 44% equity interest in SKY Network Television Ltd. for approximately $675 million.

In November 2012, the Company acquired Consolidated Media Holdings Ltd. (“CMH”), a media investment company that operates in Australia, for approximately $2 billion in cash and assumed debt of approximately $235 million. This acquisition supports the Company’s strategic priority of acquiring greater control of investments that complement its portfolio of businesses. CMH owned a 25% interest in Foxtel through its 50% interest in FOX SPORTS Australia. The acquisition doubled the Company’s stakes in FOX SPORTS Australia and Foxtel to 100% and 50%, respectively. Accordingly, the results of FOX SPORTS Australia have been included within the Cable Network Programming segment in the Company’s consolidated results of operations since November 2012. Prior to November 2012, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. The Company’s investment in Foxtel is accounted for under the equity method of accounting.

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

Results of Operations—Fiscal 2014 versus Fiscal 2013

The following table sets forth the Company’s operating results for fiscal 2014 as compared to fiscal 2013.

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$4,019	$4,346	$(327)	(8)%
Circulation and Subscription	2,688	2,669	19	1%
Consumer	1,374	1,286	88	7%
Other	493	590	(97)	(16)%

Total Revenues	8,574	8,891	(317)	(4)%
Operating expenses	(5,139)	(5,420)	281	(5)%
Selling, general and administrative	(2,665)	(2,783)	118	(4)%
Depreciation and amortization	(578)	(548)	(30)	5%
Impairment and restructuring charges	(94)	(1,737)	1,643	(95)%
Equity earnings of affiliates	90	100	(10)	(10)%
Interest, net	68	77	(9)	(12)%
Other, net	(653)	1,593	(2,246)	**

(Loss) income before income tax benefit	(397)	173	(570)	**
Income tax benefit	691	374	317	85%

Net income	294	547	(253)	(46)%
Less: Net income attributable to noncontrolling interests	(55)	(41)	(14)	34%

Net income attributable to News Corporation	$239	$506	$(267)	(53)%

**	not meaningful

Revenues—Revenues decreased $317 million, or 4%, for the fiscal year ended June 30, 2014 as compared to fiscal 2013. The revenue decrease was mainly due to lower revenue of $578 million at the News and Information Services segment, primarily resulting from lower advertising revenues; the adverse impact of foreign currency fluctuations; and lower revenues at Dow Jones, primarily from the disposal of the Dow Jones Local Media Group, lower professional information business revenues and lower print advertising revenues. The revenue decrease was also impacted by lower revenues at the Other segment of $20 million due to the sale of certain of the Company’s non-core Australian businesses in fiscal 2013 and decreases at the Digital Education segment of $14 million. The revenue decrease for the fiscal year ended June 30, 2014 was partially offset by increased revenues at the Cable Network Programming segment of $167 million reflecting the consolidation of FOX SPORTS Australia in November 2012; increased revenues at the Book Publishing segment of $65 million, primarily resulting from increased book sales; and increased revenues at the Digital Real Estate Services segment of $63 million.

Operating Expenses—Operating expenses decreased $281 million, or 5%, for the fiscal year ended June 30, 2014 as compared to fiscal 2013. The operating expense decrease for the fiscal year ended June 30, 2014 was primarily due to lower operating expenses at the News and Information Services segment of $393 million due to lower production costs resulting from reduced sales, the impact of cost containment initiatives and the impact of foreign currency fluctuations. The operating expense decrease was partially offset by increased operating expenses at the Cable Network Programming segment of $98 million, primarily resulting from the consolidation of FOX SPORTS Australia in November 2012 and increased operating expenses at the Digital Education segment of $12 million due to increased development costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an operating expense decrease of $105 million for the fiscal year ended June 30, 2014 as compared to fiscal 2013.

Selling, general and administrative expenses—Selling, general and administrative expenses decreased $118 million, or 4%, for the fiscal year ended June 30, 2014 as compared to fiscal 2013. The decrease in Selling, general and administrative expenses for the fiscal year ended June 30, 2014 was primarily due to decreased expenses at the Other segment of $119 million, primarily resulting from lower fees and costs related to the U.K. Newspaper Matters, and lower expenses at the News and Information Services segment of $55 million, primarily due to the impact of cost savings initiatives and the impact of foreign currency fluctuations. These decreases for the fiscal year ended June 30, 2014 were partially offset by increased expenses at the Digital Education segment, the Digital Real Estate Services segment and the Book Publishing segment of $26 million, $17 million, and $9 million, respectively. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a selling, general and administrative expense decrease of $77 million for the fiscal year ended June 30, 2014 as compared to fiscal 2013.

Pension and postretirement plan expenses decreased $49 million for the fiscal year ended June 30, 2014 as compared to fiscal 2013, primarily due to changes made to the Company’s plans during fiscal 2014 and the favorable impact of changes in actuarial assumptions.

Depreciation and amortization—Depreciation and amortization expense increased $30 million, or 5%, for the fiscal year ended June 30, 2014 as compared to fiscal 2013, primarily due to higher depreciation expense at the News and Information Services segment of $17 million, principally due to accelerated depreciation at the U.K. newspapers as a result of changes in the useful lives of leased facilities that the Company exited in fiscal 2014, and higher depreciation and amortization expense at the Cable Network Programming segment of $11 million due to the consolidation of FOX SPORTS Australia in November 2012.

Impairment and restructuring charges—In fiscal 2014, the Company recorded restructuring charges of $79 million, of which $67 million related to the newspaper businesses. The restructuring charges were primarily related to employee termination benefits. In fiscal 2014, the Company recorded impairment charges of $15 million, primarily related to the sale of a U.S. printing facility.

During the fourth quarter of fiscal 2013, as part of the Company’s long-range planning process in preparation for the Separation, the Company adjusted its future outlook and related strategy principally with respect to the News and Information Services business in Australia and secondarily with respect to the News and Information Services businesses in the U.S. These adjustments reflected adverse trends affecting the Company’s News and Information Services segment, including declines in advertising revenue and continued declines in the economic environment in Australia, and resulted in a reduction in expected future cash flows. As a result, the Company determined that the fair value of these reporting units declined below their respective carrying values and recorded non-cash impairment charges of approximately $1.4 billion ($1.1 billion, net of tax) in the fiscal year ended June 30, 2013. The charges primarily consisted of a write-down of the Company’s goodwill of $494 million, a write-down of intangible assets (primarily newspaper mastheads) of $862 million, and a write-down of fixed assets of $46 million. The impairment charges also included $42 million for the potential sale of assets at values below their carrying values.

In fiscal 2013, the Company recorded restructuring charges of $293 million, of which $276 million related to the newspaper businesses. The restructuring charges primarily related to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper businesses. The restructuring charges recorded were primarily for termination benefits in Australia and contract termination payments in the U.K.

Equity earnings of affiliates—Equity earnings of affiliates decreased $10 million, or 10%, for the fiscal year ended June 30, 2014 as compared to fiscal 2013, primarily due to the consolidation of FOX SPORTS Australia and the sale of the Company’s investment in SKY Network Television Ltd., partially offset by the Company’s increased ownership interest in Foxtel.

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
	(in millions, except %)
Foxtel(a)	$90	$66	$24	36%
Pay television and cable network programming equity affiliates(b)	—	51	(51)	(100)%
Other equity affiliates	—	(17)	17	(100)%

Total Equity earnings of affiliates	$90	$100	$(10)	(10)%

(a)

The Company’s equity earnings related to Foxtel increased $24 million for the fiscal year ended June 30, 2014, primarily due to the consolidation of FOX SPORTS Australia as a result of the CMH acquisition and the underlying performance of Foxtel. The Company owned 25% of Foxtel through November 2012. In November 2012, the Company increased its ownership in Foxtel to 50% as a result of the CMH acquisition. In accordance with ASC 350, the Company amortized $62 million and $43 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30, 2014, and 2013 respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations. See Note 5 to the Consolidated and Combined Financial Statements of News Corporation for further details.

For the fiscal year ended June 30, 2014, Foxtel revenues of $2,897 million were down from $3,184 million in fiscal 2013, due to the adverse impact of foreign currency fluctuations. In local currency, revenue was higher in the current year as a result of growth in subscriber revenues. For the fiscal year ended June 30, 2014, Foxtel EBITDA of $903 million decreased from $932 million in fiscal 2013 reflecting the adverse impact of foreign currency fluctuations. In local currency, Foxtel EBITDA was higher primarily due to the increased revenues noted above and lower costs. For the fiscal year ended June 30, 2014 Foxtel depreciation and amortization expense decreased due to reduced intangible asset amortization from the Austar acquisition.

(b)

Includes equity earnings of FOX SPORTS Australia and SKY Network Television Ltd. The Company acquired the remaining interest in FOX SPORTS Australia in November 2012 as a result of the CMH acquisition. The results of FOX SPORTS Australia have been included within the Cable Network Programming segment in the Company’s consolidated results of operations since November 2012. In March 2013, the Company sold its 44% equity interest in SKY Network Television Ltd. for approximately $675 million and recorded a gain of approximately $321 million which was included in Other, net in the Statement of Operations for the fiscal year ended June 30, 2013. For the fiscal years ended June 30, 2013, the Company received dividends from SKY Network Television Ltd. of $60 million.

Interest, net—Interest, net for the fiscal year ended June 30, 2014 decreased $9 million, or 12%, as compared to fiscal 2013, primarily due to a higher proportion of cash being held in lower interest yielding jurisdictions during fiscal 2014. The decrease for the fiscal year ended June 30, 2014 was partially offset by increased interest income from the note receivable from Foxtel due to an increased investment in Foxtel as a result of the acquisition of CMH in November 2012. (See Note 5 to the Consolidated and Combined Financial Statements of News Corporation).

Other, net—

	For the fiscal years ended June 30,
	2014	2013
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$(721)	$—
Gain on third party pension contribution(b)	37	—
Gain on sale of Australian property	36	—
Gain on CMH transaction(c)	—	1,263
Gain on sale of investment in SKY Network Television Ltd.(d)	—	321
Gain on the financial indexes business transactions(e)	—	12
Other	(5)	(3)

Total Other, net	$(653)	$1,593

(a)

The Company filed refund claims for certain losses, pertaining to periods prior to the Separation, in a foreign jurisdiction that were subject to litigation. In the first quarter of fiscal 2014, the foreign tax authority determined that it would not appeal a ruling received by the Company in July 2013 and therefore, a portion of an uncertain matter was resolved during the three months ended September 30, 2013. In the second quarter of fiscal 2014, the foreign tax authority completed its review and the remainder of the uncertain matter was resolved during the three months ended December 31, 2013. The Company recorded $794 million for the tax refund and interest and recorded a tax benefit, net of applicable taxes on interest, of $721 million to Income tax benefit in the Statements of Operations for the fiscal year ended June 30, 2014. Pursuant to the Tax Sharing and Indemnification Agreement, refunds received related to these matters are to be remitted to 21st Century Fox. Accordingly, the Company recorded an expense to Other, net of $721 million for the payable to 21st Century Fox in the Statement of Operations for the fiscal year ended June 30, 2014. See Note 17 to the Consolidated and Combined Financial Statements of News Corporation.

(b)

During the first quarter of fiscal 2014, a $37 million contribution was made by a third party to one of the Company’s pension plans in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statement of Operations during the fiscal year ended June 30, 2014. See Note 15 to the Consolidated and Combined Financial Statements of News Corporation.

(c)	See Note 3 to the Consolidated and Combined Financial Statements of News Corporation.
(d)	See Note 5 to the Consolidated and Combined Financial Statements of News Corporation.
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

Income tax benefit—The Company’s tax benefit and effective tax rate for the fiscal year ended June 30, 2014 were $691 million and 174%, respectively, as compared to $374 million and 216%, respectively, for fiscal 2013.

For the fiscal year ended June 30, 2014, the Company recorded a tax benefit, net of applicable tax on interest, of $721 million related to refunds received from a foreign jurisdiction which increased the effective tax rate by 182%. In accordance with the terms of the Tax Sharing and Indemnification Agreement, the Company remitted the foreign tax refunds to 21st Century Fox and recorded an expense to Other, net of $721 million in the Statements of Operations. The expense recorded to Other, net is not deductible for income tax purposes and resulted in a $252 million detriment or 64% reduction to the effective tax rate. The Company also recorded a benefit of approximately $67 million related to the effects of foreign operations in Australia and the United Kingdom which were subject to lower tax rates and which increased the effective tax rate by 17%.

For the fiscal year ended June 30, 2013 the Company recorded a $306 million tax benefit as a result of a reversal of deferred tax liabilities arising from intangible and fixed asset impairments recorded in fiscal 2013 and a reversal of historic deferred tax liabilities related to the consolidation of FOX SPORTS Australia of $49 million. The Company’s tax benefit and effective tax rate for the fiscal year ended June 30, 2013 were lower than the U.S. statutory tax rate of 35% primarily due to the impact of certain non-recurring items of pre-tax income and expense including $0.5 billion of non-deductible goodwill impairment charges, a $1.3 billion non-taxable gain on the consolidation of CMH and a $0.3 billion non-taxable gain on the sale of the investment in SKY Network Television Ltd. The effective tax rate was impacted by a 247% reduction relating to the non-taxable gain on the consolidation of CMH and reversal of the historic deferred tax liability related to the consolidation of FOX SPORTS Australia, a 56% rate reduction due to the non-taxable gain on the sale of the investment in SKY Network Television Ltd., and a 35% rate reduction due to the Company’s foreign operations which are subject to lower tax rates, partially offset by an 87% rate increase due to the impact of non-deductible goodwill impairment charges.

Net income (loss)—Net income decreased $253 million for the fiscal year ended June 30, 2014 as compared to fiscal 2013. The decrease in net income primarily related to the gain on the CMH transaction, and the gain on the sale of the investment in SKY Network Television Ltd. which occurred in fiscal 2013 as well as the tax benefit recorded as a result of the Company’s fiscal 2013 impairment charges. These decreases in net income for the fiscal year ended June 30, 2014 were partially offset by lower restructuring and impairment charges.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $14 million for the fiscal year ended June 30, 2014 as compared to fiscal 2013, due to higher results at REA Group.

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

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues	$8,574	$8,891	$(317)	(4)%
Operating expenses	(5,139)	(5,420)	281	(5)%
Selling, general and administrative expenses	(2,665)	(2,783)	118	(4)%

Total Segment EBITDA	770	688	82	12%
Depreciation and amortization	(578)	(548)	(30)	5%
Impairment and restructuring charges	(94)	(1,737)	1,643	(95)%
Equity earnings of affiliates	90	100	(10)	(10)%
Interest, net	68	77	(9)	(12)%
Other, net	(653)	1,593	(2,246)	**

(Loss) income before income tax benefit	(397)	173	(570)	**
Income tax benefit	691	374	317	85%

Net income	$294	$547	$(253)	(46)%

**	not meaningful

	For the fiscal years ended June 30,
	2014		2013
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$6,153	$665	$6,731	$795
Cable Network Programming	491	128	324	63
Digital Real Estate Services	408	214	345	168
Book Publishing	1,434	197	1,369	142
Digital Education	88	(193)	102	(141)
Other	—	(241)	20	(339)

Total	$8,574	$770	$8,891	$688

News and Information Services (71% and 76% of the Company’s consolidated revenues in fiscal 2014 and 2013, respectively)

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$3,529	$3,938	$(409)	(10)%
Circulation and Subscription	2,245	2,370	(125)	(5)%
Other	379	423	(44)	(10)%

Total Revenues	6,153	6,731	(578)	(9)%
Operating expenses	(3,706)	(4,099)	393	(10)%
Selling, general and administrative	(1,782)	(1,837)	55	(3)%

Segment EBITDA	$665	$795	$(130)	(16)%

For the fiscal year ended June 30, 2014, revenues at the News and Information Services segment decreased $578 million, or 9%, as compared to fiscal 2013.

The revenue decrease for the fiscal year ended June 30, 2014 was primarily due to lower advertising revenues of $409 million as compared to fiscal 2013. The decrease in advertising revenues for the fiscal year ended June 30, 2014 was primarily due to lower advertising revenues at the Australian newspapers of $314 million, principally resulting from weakness in the print advertising market in Australia and the adverse impact of foreign currency fluctuations; lower advertising revenues at Dow Jones of $115 million, primarily due to the disposal of the Dow Jones Local Media Group and lower print advertising revenues; and lower advertising revenues at the U.K. newspapers of $19 million, primarily resulting from overall print market declines, offset by favorable foreign currency fluctuations. The revenue decrease for the fiscal year ended June 30, 2014 was also partially offset by increased advertising revenues at News America Marketing of approximately $50 million, primarily due to higher in-store marketing revenues.

Circulation and subscription revenues for the fiscal year ended June 30, 2014 decreased $125 million as compared to fiscal 2013. The decrease was due in large part to a Dow Jones revenue decrease of $89 million, primarily due to lower professional information business revenue and the disposal of the Dow Jones Local Media Group, partially offset by increased circulation revenues at The Wall Street Journal and at WSJ.com. Revenues at the Australian newspapers decreased $45 million, principally as a result of the adverse impact of foreign currency fluctuations, as decreased revenues due to lower print circulation volume were offset by price increases. Revenues at the U.K. newspapers for the fiscal year ended June 30, 2014 increased $22 million as compared with fiscal 2013, primarily due to increased digital subscription revenues and price increases, partially offset by lower print circulation volume.

Other revenues for the fiscal year ended June 30, 2014 decreased $44 million, primarily due to decreased revenues at Dow Jones of $40 million.

For the fiscal year ended June 30, 2014, Segment EBITDA at the News and Information Services segment decreased $130 million, or 16%, as compared to fiscal 2013.

This decrease was primarily due to a decrease at the Australian newspapers of $67 million, principally as a result of lower advertising revenues as noted above, partially offset by lower production costs and the impact of cost savings initiatives; a decrease at Dow Jones of $57 million, primarily due to lower professional information business revenue and the disposal of the Dow Jones Local Media Group, partially offset by lower production costs and the impact of cost savings initiatives; and decreases at the U.K. newspapers of $57 million, primarily as a result of lower revenues as noted above, incremental costs related to dual rent and other facility-related costs and increased promotional spending and higher sports right acquisition costs associated with Sun+. The Segment EBITDA decline for the fiscal year ended June 30, 2014 was partially offset by an increase of $29 million at News America Marketing, primarily due to higher revenues as noted above, partially offset by increased retail commission and production costs, and by the absence of losses of $15 million primarily from The Daily which was shut down in December 2012.

News Corp Australia

Revenues at the Australian newspapers for the fiscal year ended June 30, 2014 decreased 18%, as compared to fiscal 2013, primarily as a result of the adverse impact of foreign currency fluctuations and weakness in the print advertising market in Australia. The strengthening of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $199 million, or 10%, for the fiscal year ended 2014 as compared to fiscal 2013.

News UK

For the fiscal year ended June 30, 2014, revenues at the U.K. newspapers were relatively consistent with fiscal 2013 as increased digital subscription revenues, price increases and the positive impact of foreign currency fluctuations were offset by lower advertising revenues and lower print circulation volume. The impact of foreign currency fluctuations of the U.S. dollar against the British pound sterling resulted in a revenue increase of $54 million, or 4%, for the fiscal year ended June 30, 2014 as compared to fiscal 2013.

Dow Jones

Revenues at Dow Jones decreased 13% for the fiscal year ended June 30, 2014 as compared to fiscal 2013, primarily due to lower revenues of $130 million resulting from the sale of the Dow Jones Local Media Group in September 2013; lower professional information business revenues of $65 million; lower advertising revenues of $46 million resulting from lower volume, and the shift from print to digital advertising; and lower other revenue of $23 million, primarily resulting from lower third party printing and content distribution revenue. The revenue decrease was partially offset by increased circulation revenues at The Wall Street Journal and at WSJ.com of $20 million, primarily due to price increases, partially offset by lower print circulation volume.

News America Marketing

For the fiscal year ended June 30, 2014, revenues at the integrated marketing services business increased 4%, as compared to fiscal 2013, primarily due to increased revenues for in-store advertising.

Cable Network Programming (6% and 4% of the Company’s consolidated revenues in fiscal 2014 and 2013, respectively)

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$82	$55	$27	49%
Circulation and Subscription	403	259	144	56%
Other	6	10	(4)	(40)%

Total Revenues	491	324	167	52%
Operating expenses	(340)	(242)	(98)	40%
Selling, general and administrative	(23)	(19)	(4)	21%

Segment EBITDA	$128	$63	$65	**

**	not meaningful

For the fiscal year ended June 30, 2014, revenues at the Cable Network Programming segment increased $167 million, or 52%, and Segment EBITDA increased $65 million as compared to fiscal 2013, reflecting the consolidation of FOX SPORTS Australia beginning in November 2012 due to the acquisition of CMH.

On a stand-alone basis, revenues at FOX SPORTS Australia decreased 5% for the fiscal year ended June 30, 2014 as compared to fiscal 2013, primarily due to the adverse impact of foreign currency fluctuations, partially offset by stronger television advertising revenues, increased subscription revenues due to additional digital subscribers and higher affiliate pricing. On a stand-alone basis, Segment EBITDA at FOX SPORTS Australia for the fiscal year ended June 30, 2014 decreased 2% as compared to fiscal 2013, primarily due to increased expenses and the adverse impact of foreign currency fluctuations, partially offset by the increased subscription and advertising revenues discussed above. The expense increase for the fiscal year ended June 30, 2014 was primarily due to increased expenses associated with the renegotiated National Rugby League contract, partially offset by the absence of costs associated with Domestic Cricket rights in the current fiscal year.

Digital Real Estate Services (5% and 4% of the Company’s consolidated revenues in fiscal 2014 and 2013, respectively)

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$408	$345	$63	18%

Total Revenues	408	345	63	18%
Selling, general and administrative	(194)	(177)	(17)	10%

Segment EBITDA	$214	$168	$46	27%

For the fiscal year ended June 30, 2014, revenues at the Digital Real Estate Services segment increased $63 million, or 18%, as compared to fiscal 2013, primarily due to the increase in revenue from listing depth product penetration in Australia. The strengthening of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $46 million, or 13%, for the fiscal year ended June 30, 2014 as compared to fiscal 2013.

For the fiscal year ended June 30, 2014, Segment EBITDA at the Digital Real Estate Services segment increased $46 million, or 27%, as compared to fiscal 2013, primarily due to the revenue increase noted above, partially offset by increased expenses directly related to revenue growth supporting innovation, development and the sale of real estate advertising products.

Book Publishing (17% and 15% of the Company’s consolidated revenues in fiscal 2014 and 2013, respectively)

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Consumer	$1,374	$1,286	$88	7%
Other	60	83	(23)	(28)%

Total Revenues	1,434	1,369	65	5%
Operating expenses	(1,029)	(1,028)	(1)	—%
Selling, general and administrative	(208)	(199)	(9)	5%

Segment EBITDA	$197	$142	$55	39%

For the fiscal year ended June 30, 2014, revenues at the Book Publishing segment increased $65 million, or 5%, as compared to fiscal 2013. The increase in revenues for the fiscal year ended June 30, 2014 was primarily due to higher print and digital book sales of $88 million, principally resulting from sales of the Divergent series by Veronica Roth following the launch of Allegiant in October 2013. The Company sold more than 19 million net units of the Divergent series during the fiscal year ended June 30, 2014, 35% of which were e-book sales. The book sales increase for the fiscal year ended June 30, 2014 was also due to sales of The Pioneer Woman Cooks: A Year of Holidays by Ree Drummond and The First Phone Call from Heaven by Mitch Albom. The revenue increase for the fiscal year ended June 30, 2014 was partially offset by a decrease in other revenues of $23 million, primarily due to the sale of the Women of Faith live events business and the decision to exit the third party distribution business. The strengthening of the U.S. dollar against local currencies resulted in a revenue decrease of $5 million for the fiscal year ended June 30, 2014 as compared to the fiscal year ended June 30, 2013. E-book sales represented 22% of Consumer revenues during the fiscal year ended June 30, 2014, as compared to 17% in fiscal 2013, representing a 35% increase. During the fiscal year ended June 30, 2014, HarperCollins had 158 titles on The New York Times Bestseller List, with 17 titles reaching the number one position.

For the fiscal year ended June 30, 2014, Segment EBITDA at the Book Publishing segment increased $55 million, or 39%, as compared to fiscal 2013, primarily due to the increases in book sales noted above, the impact of ongoing operational efficiencies and higher contributions to profits from e-books reflecting the continued shift to digital book sales, which have lower production and distribution costs than print books partially offset by dual rent and other facilities costs.

Digital Education (1% of the Company’s consolidated revenues in fiscal 2014 and 2013)

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Circulation and Subscription	$40	$36	$4	11%
Other	48	66	(18)	(27)%

Total Revenues	88	102	(14)	(14)%
Operating expenses	(63)	(51)	(12)	24%
Selling, general and administrative	(218)	(192)	(26)	14%

Segment EBITDA	$(193)	$(141)	$(52)	37%

For the fiscal year ended June 30, 2014, revenues at the Digital Education segment decreased $14 million, or 14%, as compared to fiscal 2013, primarily due to lower project-based consulting revenues at Amplify Insight.

Segment EBITDA at the Digital Education segment for the fiscal year ended June 30, 2014 decreased $52 million, or 37%, as compared to fiscal 2013, primarily due to increased product and curriculum development investment at the Learning and Access businesses.

Other (0% of the Company’s consolidated revenues in fiscal 2014 and 2013)

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$—	$8	$(8)	(100)%
Circulation and Subscription	—	4	(4)	(100)%
Other	—	8	(8)	(100)%

Total Revenues	—	20	(20)	(100)%
Operating expenses	(1)	—	(1)	**
Selling, general and administrative	(240)	(359)	119	(33)%

Segment EBITDA	$(241)	$(339)	$98	(29)%

**	not meaningful

For the fiscal year ended June 30, 2014, revenues at the Other segment decreased $20 million, or 100%, as compared to fiscal 2013, primarily due to the sale of certain of the Company’s non-core Australian businesses during fiscal 2013.

Segment EBITDA at the Other segment for the fiscal year ended June 30, 2014 increased $98 million, or 29%, as compared to fiscal 2013, primarily as a result of lower legal and professional fees related to the U.K. Newspaper Matters of approximately $111 million and the absence of costs at the non-core Australian digital businesses that were sold in 2013 of approximately $35 million. These decreases were partially offset by the lower revenues noted above and higher corporate overhead costs of approximately $10 million compared to an allocated basis used for fiscal 2013, and higher costs incurred by the Company’s corporate Strategy and Creative Group of approximately $20 million related to the development of new products and services and international rights acquisitions. Prior to the Separation, the Company’s Statement of Operations included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox. For the fiscal year ended June 30, 2014, the Company’s Statement of Operations reflects actual corporate overhead costs incurred by the Company as it performed these functions using its own resources or purchased services from either third parties or 21st Century Fox.

The Company incurred gross legal and professional fees and costs for civil settlements related to the U.K. Newspaper Matters in Selling, general and administrative expenses totaling approximately $169 million during the fiscal year ended June 30, 2014, of which $97 million, net of tax, has been or will be indemnified by 21st Century Fox. Accordingly, the Company recorded a contra expense for the after-tax costs that were or will be indemnified of $97 million in Selling, general and administrative expenses for the fiscal year ended June 30, 2014 and recorded a corresponding receivable from 21st Century Fox. The net expense included in Selling, general and administrative expenses was therefore $72 million for the fiscal year ended June 30, 2014 as compared to $183 million for the fiscal year ended June 30, 2013.

Results of Operations—Fiscal 2013 versus Fiscal 2012

The following table sets forth the Company’s operating results for fiscal 2013 as compared to fiscal 2012.

	For the fiscal years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$4,346	$4,693	$(347)	(7)%
Circulation and Subscription	2,669	2,365	304	13%
Consumer	1,286	1,123	163	15%
Other	590	473	117	25%

Total Revenues	8,891	8,654	237	3%
Operating expenses	(5,420)	(5,122)	(298)	6%
Selling, general and administrative	(2,783)	(2,750)	(33)	1%
Depreciation and amortization	(548)	(483)	(65)	13%
Impairment and restructuring charges	(1,737)	(2,763)	1,026	(37)%
Equity earnings of affiliates	100	90	10	11%
Interest, net	77	56	21	38%
Other, net	1,593	(59)	1,652	**

Income (loss) before income tax benefit	173	(2,377)	2,550	**
Income tax benefit	374	337	37	11%

Net income (loss)	547	(2,040)	2,587	**
Less: Net income attributable to noncontrolling interests	(41)	(35)	(6)	17%

Net income (loss) attributable to News Corporation	$506	$(2,075)	$2,581	**

**	not meaningful

Revenues—Revenues increased $237 million, or 3%, for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to the inclusion of revenues resulting from the consolidation of FOX SPORTS Australia and the acquisition of Thomas Nelson (the “Acquisitions”) of approximately $324 million and $172 million, respectively, and higher U.K. newspaper revenues of approximately $89 million principally due to the inclusion of revenues from the launch of the Sunday edition of The Sun in February 2012. Also contributing to the revenue increase was higher advertising revenues at the Digital Real Estate Services segment of $59 million. These increases were partially offset by lower revenues at the Australian newspapers of $350 million, primarily reflecting lower newspaper advertising revenues principally due to the continued challenging economic environment in Australia, and lower revenues at Dow Jones of $76 million reflecting lower advertising revenues.

Operating Expenses—Operating expenses increased $298 million, or 6%, for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to the inclusion of operating expenses related to the Acquisitions of $370 million, partially offset by a $96 million decrease in operating expenses at the News and Information Services segment primarily due to lower printing, production and distribution expenses resulting from decreased revenues.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $33 million, or 1%, for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to a $99 million increase at the Other segment, the inclusion of $35 million in expenses resulting from the Acquisitions and higher expenses of $20 million in the Digital Real Estate Services segment directly relating to revenue growth supporting innovation, development and the sale of real estate advertising products. These increases were partially offset by lower expenses of $87 million at the News and Information Services segment principally resulting from the positive impact of cost savings initiatives and lower litigation settlement costs at the Book Publishing segment of approximately $25 million related to an e-books antitrust action that settled in fiscal 2012.

Depreciation and amortization—Depreciation and amortization increased $65 million, or 13%, for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to the inclusion of expenses resulting from the Acquisitions of approximately $32 million and higher depreciation expense at the News and Information Services segment of $25 million.

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

Equity earnings of affiliates—Equity earnings of affiliates increased $10 million, or 11%, for the fiscal year ended June 30, 2013 as compared to fiscal 2012, primarily due to the Company’s increased ownership interest in Foxtel and lower losses at other equity affiliates, partially offset by the consolidation of FOX SPORTS Australia and the sale of the Company’s investment in SKY Network Television Ltd.

	For the fiscal years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Foxtel(a)	$66	$31	$35	**
Pay television and cable network programming equity affiliates(b)	51	83	(32)	(39)%
Other equity affiliates	(17)	(24)	7	(29)%

Total Equity earnings of affiliates	$100	$90	$10	11%

**	not meaningful
(a)	The Company owned 25% of Foxtel through November 2012. In November 2012, the Company increased its ownership in Foxtel to 50% as a result of the CMH acquisition.
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

Interest, net—Interest, net for the fiscal year ended June 30, 2013 increased $21 million, or 38%, as compared to fiscal 2012, primarily due to increased interest received from the note receivable from Foxtel. (See Note 5 to the Consolidated and Combined Financial Statements of News Corporation).

Other, net –

	For the fiscal years ended June 30,
	2013	2012
	(in millions)
Gain on CMH transactions(a)	$1,263	$—
Gain on sale of investment in SKY Network Television Ltd.(b)	321	—
Gain on the financial indexes transactions(b)	12	—
Loss on sale of I.L newspaper headquarters(a)	—	(22)
Investment write-offs(b)	—	(30)
Other	(3)	(7)

Total Other, net	$1,593	$(59)

(a)	See Note 3 to the Consolidated and Combined Financial Statements of News Corporation.
(b)	See Note 5 to the Consolidated and Combined Financial Statements of News Corporation.

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

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $6 million, or 17%, for the fiscal year ended June 30, 2013 as compared to fiscal 2012, due to higher results at REA Group.

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

	For the fiscal years ended June 30,
	2013	2012	Change	Change %
	(in millions, except %)
Revenues	$8,891	$8,654	$237	3%
Operating expenses	(5,420)	(5,122)	(298)	6%
Selling, general and administrative expenses	(2,783)	(2,750)	(33)	1%

Total Segment EBITDA	688	782	(94)	(12)%
Depreciation and amortization	(548)	(483)	(65)	13%
Impairment and restructuring charges	(1,737)	(2,763)	1,026	(37)%
Equity earnings of affiliates	100	90	10	11%
Interest, net	77	56	21	38%
Other, net	1,593	(59)	1,652	**

Income (loss) before income tax benefit (expense)	$173	$(2,377)	$2,550	**

**	not meaningful

	For the fiscal years ended June 30,
	2013		2012
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$6,731	$795	$7,058	$939
Cable Network Programming	324	63	—	—
Digital Real Estate Services	345	168	286	129
Book Publishing	1,369	142	1,189	86
Digital Education	102	(141)	84	(50)
Other	20	(339)	37	(322)

Total	$8,891	$688	$8,654	$782

News and Information Services (76% of the Company’s consolidated revenues in fiscal 2013 and 82% of the Company’s combined revenues in fiscal 2012)

	For the fiscal years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$3,938	$4,388	$(450)	(10)%
Circulation and subscription	2,370	2,326	44	2%
Other	423	344	79	23%

Total Revenues	6,731	7,058	(327)	(5)%
Operating expenses	(4,099)	(4,195)	96	(2)%
Selling, general and administrative	(1,837)	(1,924)	87	(5)%

Segment EBITDA	$795	$939	$(144)	(15)%

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

News Corp Australia

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

News UK

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

Dow Jones

Revenues at Dow Jones decreased 4% for the fiscal year ended June 30, 2013 as compared to fiscal 2012 primarily due to lower advertising revenues resulting from lower volume and the shift from print to digital advertising. The strengthening of the U.S. dollar against various currencies resulted in a decrease of $5 million for the fiscal year ended June 30, 2013 as compared to fiscal 2012.

News America Marketing

For the fiscal year ended June 30, 2013, revenues at News America Marketing increased 2%, as compared to fiscal 2012 primarily due to increased revenues for in-store advertising in Canada.

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

Digital Education (1% of the Company’s consolidated revenues in fiscal 2013 and 1% of the Company’s combined revenues in fiscal 2012)

	For the fiscal years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Circulation and subscription	$36	$31	$5	16%
Other	66	53	13	25%

Total Revenues	102	84	18	21%
Operating expenses	(51)	(40)	(11)	28%
Selling, general and administrative	(192)	(94)	(98)	**

Segment EBITDA	$(141)	$(50)	$(91)	**

**	not meaningful

For the fiscal year ended June 30, 2013, revenues at the Digital Education segment increased $18 million, or 21%, as compared to fiscal 2012, primarily due to increased revenues at Amplify Insight.

Segment EBITDA at the Digital Education segment for the fiscal year ended June 30, 2013 decreased $91 million as compared to fiscal 2012, primarily as a result of higher Selling, general and administrative expenses of $98 million primarily due to increased investment spending and higher product development costs. Losses are expected to be higher in fiscal 2014 when compared to fiscal 2013 as a result of continued development efforts of the Company’s digital curricula and education products.

Other (0% of the Company’s consolidated revenues in fiscal 2013 and 0% of the Company’s combined revenues in fiscal 2012)

	For the fiscal years ended June 30,
	2013	2012	Change	% Change
	(in millions, except %)
Revenues:
Advertising	$8	$19	$(11)	(58)%
Circulation and subscription	4	8	(4)	(50)%
Other	8	10	(2)	(20)%

Total Revenues	20	37	(17)	(46)%
Operating expenses	—	(1)	1	(100)%
Selling, general and administrative	(359)	(358)	(1)	—%

Segment EBITDA	$(339)	$(322)	$(17)	5%

For the fiscal year ended June 30, 2013, revenues at the Other segment decreased $17 million, or 46%, as compared to fiscal 2012, due to the sale of the Company’s non-core Australian businesses during fiscal 2013.

Segment EBITDA at the Other segment for the fiscal year ended June 30, 2013 decreased $17 million, or 5%, as compared to fiscal 2012, primarily as a result of increased corporate overhead expenses of $29 million, partially offset by lower legal and professional fees related to the U.K. Newspaper Matters of approximately $16 million which decreased from $199 million in fiscal 2012 to $183 million in fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. In accordance with the Separation and Distribution Agreement, 21st Century Fox made a cash contribution to the Company such that at the Distribution Date, the Company had approximately $2.4 billion of cash on hand and received the remaining $0.2 billion from 21st Century Fox during the first quarter of fiscal 2014. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. In addition, the Company established a revolving credit facility of $650 million in October 2013 and expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if required. Although the Company believes that its future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See Part I, “Item 1A. Risk Factors” in this Annual Report for a further discussion.

As of June 30, 2014, the Company’s consolidated assets included $956 million in cash and cash equivalents that was held by its foreign subsidiaries. $239 million of this amount is cash held at the Digital Real Estate Services segment, which is not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these funds. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

The principal uses of cash that affect the Company’s liquidity position include the following: operational expenditures including employee costs; paper purchases and capital expenditures; income tax payments; investments in associated entities and acquisitions.

In addition to the acquisitions and dispositions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of the Company’s securities or the assumption of indebtedness.

The Company’s Board of Directors has authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Company’s Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements (including compliance with the IRS private letter ruling), regulatory constraints, industry practice and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Company’s Board of Directors and the Company’s Board of Directors cannot provide any assurances that any shares will be repurchased. Through August 8, 2014, the Company has not repurchased any common stock.

Sources and Uses of Cash—Fiscal 2014 versus Fiscal 2013

Net cash provided by operating activities for the fiscal years ended June 30, 2014 and 2013 was as follows (in millions):

For the fiscal years ended June 30,	2014	2013
Net cash provided by operating activities	$854	$501

Net cash provided by operating activities improved by $353 million for the fiscal year ended June 30, 2014 as compared to fiscal 2013, which was primarily due to the increase in Cable Network Programming Segment EBITDA due to the consolidation of FOX SPORTS Australia of $65 million, lower restructuring payments of $174 million, lower payments for fees and costs related to the U.K. Newspaper Matters of $108 million and lower pension contributions of $81 million. The increase in net cash provided by operating activities was partially offset by lower cash distributions of $67 million primarily from the absence of cash distributions from SKY Network Television Ltd. as the Company sold its investment in SKY Network Television Ltd. in March 2013.

Net cash used in investing activities for the fiscal years ended June 30, 2014 and 2013 was as follows (in millions):

For the fiscal years ended June 30,	2014	2013
Net cash used in investing activities	$(306)	$(1,674)

The Company had net cash used in investing activities of $306 million for the fiscal year ended June 30, 2014 as compared to $1,674 million for fiscal 2013. During the fiscal year ended June 30, 2014, the Company had capital expenditures of $379 million and made investments of $84 million, primarily in marketable securities. During the fiscal year ended June 30, 2014, the Company used $45 million of cash for acquisitions, of which $19 million related to the acquisition of Storyful. The net cash used in investing activities for the fiscal year ended June 30, 2014 was partially offset by proceeds from dispositions of $202 million, primarily resulting from the sale of the Dow Jones Local Media Group and other property sales.

During the fiscal year ended June 30, 2013, the Company utilized $2,156 million in cash for acquisitions, primarily for the acquisition of Consolidated Media Holdings Ltd. and Thomas Nelson and had capital expenditures of $332 million. The net cash used in investing activities for the fiscal year ended June 30, 2013 was partially offset by proceeds from dispositions of $826 million primarily resulting from the sale of the investment in SKY Network Television Ltd. and the Company’s investment in its venture with CME.

The Company expects its total capital expenditures in fiscal 2015 to be relatively similar to those in fiscal 2014, however, at the Digital Education segment we expect to capitalize approximately $60 million related to curriculum development costs in fiscal 2015.

Net cash provided by financing activities for the fiscal years ended June 30, 2014 and 2013 was as follows (in millions):

For the fiscal years ended June 30,	2014	2013
Net cash provided by financing activities	$189	$2,486

The change in net cash provided by financing activities for the fiscal year ended June 30, 2014 as compared to fiscal 2013 was primarily due to net transfers from 21st Century Fox and its affiliates of $217 million during the fiscal year ended June 30, 2014 as compared to $2.7 billion in fiscal 2013, partially offset by the payment of debt acquired in the acquisition of CMH of approximately $235 million.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions)
Net cash provided by operating activities	$854	$501	$851
Less: Capital expenditures	(379)	(332)	(375)

	475	169	476
Less: REA Group free cash flow	(145)	(127)	(79)
Plus: Cash dividends received from REA Group	35	30	11

Free cash flow available to News Corporation	$365	$72	$408

Free cash flow available to News Corporation improved by $293 million in fiscal 2014 to $ 365 million from $72 million in fiscal 2013, primarily due to the changes in net cash provided by operating activities discussed above, partially offset by increased capital expenditures.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of June 30, 2014, the Company was in compliance with all of the applicable debt covenants.

The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement which varies based on the Company’s adjusted operating income leverage ratio. As of June 30, 2014, the Company is paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2014.

	As of June 30, 2014
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Purchase obligations(a)	$1,301	$432	$315	$169	$385
Sports programming rights(b)	626	187	363	68	8
Operating leases(c)
Land and buildings	1,832	141	233	266	1,192
Plant and machinery	9	5	4	—	—

Total commitments and contractual obligations	$3,768	$765	$915	$503	$1,585

(a)	The Company has commitments under purchase obligations related to printing contracts, capital projects, marketing agreements and other legally binding commitments.
(b)

The Company has sports programming rights commitments with National Rugby League, Football Federation Australia, English Premier League as well as certain other broadcast rights which are payable through fiscal 2021.

(c)

The Company leases office facilities, warehouse facilities, printing plants and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2062. This amount includes approximately $315 million of office facilities that have been subleased from 21st Century Fox.

The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements. Since the quantities purchased annually under these contracts are not fixed and are based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.

The table also excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the gross unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing of the commitments. The Company made contributions of $137 million and $180 million to its pension plans in fiscal 2014 and fiscal 2013, respectively. Included within the total contributions for fiscal 2014, were contributions of approximately $37 million which were made by a third party in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. These contributions were a combination of required and voluntary contributions made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns and interest rates and statutory requirements. The Company anticipates that it will make contributions of approximately $10 million in fiscal 2015, assuming that actual plan asset returns are consistent with the Company’s expected returns in fiscal 2014 and beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company expects its net OPEB payments to approximate $11 million in fiscal 2015. (See Note 15 to the Consolidated and Combined Financial Statements of News Corporation for further discussion of the Company’s pension and OPEB plans).

In January 2014, the Company signed a 30 year lease to relocate all of its various London operations to a single new location. The lease terminates in fiscal 2044, with an early termination option in fiscal 2039. The Company’s London-based staff of News U.K., Dow Jones and HarperCollins will be housed together for the first time which the Company expects will allow for improved collaboration and additional efficiencies. Staff commenced relocation to the new London site in June 2014. In connection with this relocation, the Company will pay average rent of approximately $35 million a year. The rental expense along with other facility related costs expected to be incurred approximates the costs the Company would have incurred in its existing leased properties. Separately, the Company relocated the current U.S. headquarters of HarperCollins in June 2014 to a new location in Manhattan to reduce future rental expense. As a result of these relocations, the Company expects to incur incremental costs related to dual rent and other facility related costs during fiscal 2015 of approximately $25 million as well as approximately $70 million of capital expenditures. During the year ended June 30, 2014, the Company recognized incremental costs related to dual rent and other facility related costs of $28 million, of which $21 million was recognized in the News and Information Services segment.

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

Civil claims have also been brought against the Company with respect to the U.K. Newspaper Matters. The Company has admitted liability in many civil cases and has settled a number of cases. The Company has also settled a number of claims through a private compensation scheme established by the Company under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

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

As of June 30, 2014, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $110 million, of which $66 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

Long-lived assets

Long-lived assets, including goodwill, newspaper mastheads, distribution networks, publishing rights, copyrighted products, trademarks and property, plant and equipment. Assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the cost of acquiring an entity and the estimated fair values assigned to its tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment.

Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Identifying reporting units and assigning goodwill to them requires judgment involving the aggregation of business units with similar economic characteristics and the identification of existing business units that benefit from the acquired goodwill. The judgments made in determining the estimated fair value assigned to each class of long-lived assets acquired, their reporting unit, as well as their useful lives can significantly impact net income. The Company allocates goodwill to disposed businesses using the relative fair value method.

Goodwill and Indefinite-lived Intangible Assets

The Company tests goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter and at other times if a significant event or change in circumstances indicates that it is more likely than not that the fair value of these assets has been reduced. The Company uses its judgment in assessing whether assets may have become impaired between annual impairment assessments. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

The valuation of goodwill requires assumptions and estimates of many factors, including revenue and market growth, operating cash flows, market multiples and discount rates. During the fourth quarter of fiscal 2014, as part of the Company’s long-range planning process, the Company completed its annual goodwill and indefinite-lived intangible asset impairment test. As a result, the Company determined that the fair values of its reporting units and indefinite-lived intangible assets exceeded their respective carrying values.

The methods used to estimate the fair value measurements of impaired goodwill and indefinite-lived intangible assets included those based on the income approach (including the discounted cash flow and relief-from-royalty methods) and those based on the market approach (primarily the guideline public company method). Significant unobservable inputs utilized in the income approach valuation methods were discount rates (ranging from 9.0%-35.0%), long-term growth rates (ranging from 0.0%-4.0%) and royalty rates (ranging from 0.5%-2.8%). Significant unobservable inputs utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5%-20%). Significant increases (decreases) in royalty rates, growth rates, control premium and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premium and multiples, would result in a significantly higher (lower) fair value measurement.

The fair values of the Company’s reporting units in fiscal 2014 exceeded the respective carrying values in a range from approximately 2% to 81%. Consequently, no impairments were identified. A 100 basis point increase in the discount rate or, a 400 basis point decrease in the projected cash flows terminal growth rate, would have resulted in a reporting unit of the News and Information Services segment and the Digital Education segment failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis. The goodwill at risk associated with these reporting units is approximately $1,692 million as of June 30, 2014. The Company will continue to monitor its goodwill and indefinite lived intangible assets for possible future impairment.

Property, Plant and Equipment

The Company evaluates the carrying value of long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable, in accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Events or circumstances that might warrant an impairment recoverability review include, among other things, material declines in operating performance, significant adverse market conditions and planned changes in the use of an asset group.

In determining whether the carrying value of an asset group is recoverable, the Company estimates undiscounted future cash flows over the estimated life of the primary asset of the asset group. The estimates of such future cash flows require estimating such factors as future operating performance, market conditions and the estimated holding period of each asset. If all or a portion of the carrying value of an asset group is found to be non-recoverable, the Company records an impairment charge equal to the difference between the asset group’s carrying value and its fair value. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Typical assumptions applied when using a market-based approach include projected EBITDA and related multiples. Typical assumptions applied when using an income approach include projected free cash flows, discount rates and long-term growth rates. All of these assumptions are made by management based on the best available information at the time of the estimates and are subject to deviations from actual results.

In fiscal 2014 the Company determined that it would review its fixed assets at certain reporting units for recoverability. As a result of our review, the Company determined that all such fixed assets were recoverable. Had the fair values of the long-lived assets been hypothetically lowered by 10%, the write-down of long-lived assets would be immaterial.

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

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Financial Statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant management judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of unrecognized tax benefits to be recorded in the Financial Statements. Management re-evaluates tax positions each period in which new information about recognition or measurement becomes available. The Company’s policy is to recognize, when applicable, interest and penalties on unrecognized income tax benefits as part of Income tax (expense) benefit.

Retirement Benefit Obligations

The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries which are the direct obligations of the Company (“direct plans”). In addition to the direct plans, prior to the Separation, certain of the Company’s employees participated in defined benefit pension plans sponsored by 21st Century Fox and as a result, the Statements of Operations included expenses related to these shared plans including expenses related to the Company’s employees as well as allocations of expenses related to corporate employees through the corporate expense allocations. Benefit costs related to employees’ participation in plans sponsored by 21st Century Fox did not recur in periods subsequent to the Separation. (See Note 1 and Note 15 to the Consolidated and Combined Financial Statements of News Corporation).

The Company records amounts relating to its direct plans based on calculations specified by GAAP. The measurement and recognition of the Company’s pension and other postretirement benefit plans require the use of significant management judgments, including discount rates, expected return on plan assets, mortality and other actuarial assumptions. Net periodic benefit cost (income) is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected rate of return on plan assets. Current market conditions, including changes in investment returns and interest rates, were considered in making these assumptions. In developing the expected long-term rate of return, the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes were considered. The expected long-term rate of return is based on a direct asset allocation assumption of 31% equities, 53% fixed-income securities and 16% cash and other investments. Total net periodic benefit costs for these direct plans were $7 million, $35 million and $31 million, for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

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

The key assumptions used in developing the Company’s fiscal 2014, 2013 and 2012 net periodic benefit costs for its direct plans consist of the following:

	2014	2013	2012
	(in millions, except %)
Weighted average discount rate used to determine net periodic benefit cost	4.6%	4.5%	5.7%
Assets:
Expected rate of return	6.8%	6.8%	7.0%
Expected return	$93	$78	$82
Actual return	$109	$121	$39

Gain/(Loss)	$16	$43	$(43)

One year actual return	8.7%	10.8%	2.7%
Five year actual return	10.2%	5.8%	1.9%

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S., the U.K. and Australia as of the measurement date. The Company will utilize a weighted average discount rate of 4.3% in calculating the fiscal 2015 net periodic benefit costs. The Company will use a weighted average long-term rate of return of 6.3% for fiscal 2015 based principally on a combination of current asset mix and historical experience of actual plan returns. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2014 were approximately $528 million which increased from approximately $472 million for the Company’s direct pension plans as of June 30, 2013. This increase of $56 million was primarily due to a reduction in the discount rate in the U.S. and U.K. plans and strengthening of the mortality tables utilized in measuring the Company’s domestic obligations partially offset by an amendment to freeze future benefits for certain domestic pension benefit plans. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year benefit costs. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year benefit costs. These deferred losses are being systematically recognized in future net periodic benefit costs in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over the average life expectancy for plan participants.

The Company made contributions of $137 million, $180 million and $48 million to its direct pension plans in fiscal 2014, 2013 and 2012, respectively. Of the current year contributions, approximately $37 million were made by a third party in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2014 and beyond, and that interest rates remain constant, the Company anticipates that it will make contributions of approximately $10 million in fiscal 2015. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. (See Note 15 to the Combined and Consolidated Financial Statements of News Corporation for further discussion of the Company’s pension plans).

Changes in net periodic benefit costs may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	Increase $1 million	Increase $60 million
0.25 percentage point increase in discount rate	Decrease $1 million	Decrease $57 million
0.25 percentage point decrease in expected rate of return on assets	Increase $4 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $4 million	—

Recent Accounting Pronouncements

See Note 2 to the Consolidated and Combined Financial Statements of News Corporation for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended June 30, 2014 and 2013:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2014
Revenues	52%	30%	18%
Operating and Selling, general, and administrative expenses	54%	27%	19%
Fiscal year ended June 30, 2013
Revenues	52%	31%	17%
Operating and Selling, general, and administrative expenses	53%	29%	18%

Based on the year ended June 30, 2014, a one cent change in each of the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates will impact revenues by approximately $24 million for each currency on an annual basis, and will impact Total Segment EBITDA by approximately $4 million and $1 million, respectively, on an annual basis.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $151 million as of June 30, 2014. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income of approximately $15 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2014 or June 30, 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2014, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEWS CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control Over Financial Reporting	76
Report of Independent Registered Public Accounting Firm	77
Consolidated Statements of Operations for the fiscal years ended June 30, 2014 and 2013 and Combined Statement of Operations for the fiscal year ended June 30, 2012	79
Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended June 30, 2014 and 2013 and Combined Statement of Comprehensive Loss for the fiscal year ended June 30, 2012	80
Consolidated Balance Sheets as of June 30, 2014 and 2013	81
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2014 and 2013 and Combined Statement of Cash Flows for the fiscal year ended June 30, 2012	82
Consolidated Statements of Equity for the fiscal years ended June 30, 2014 and 2013 and Combined Statement of Equity for the fiscal year ended June 30, 2012	83
Notes to the Consolidated and Combined Financial Statements	84

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of News Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. News Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of News Corporation;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures of News Corporation are being made only in accordance with authorization of management and directors of News Corporation; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the assessment of the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2014, based on criteria for effective internal control over financial reporting described in the 1992 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2014, News Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated and Combined Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of News Corporation:

We have audited News Corporation’s internal control over financial reporting as of June 30, 2014, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). News Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, News Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of News Corporation as of June 30, 2014 and 2013, and the related consolidated and combined statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended June 30, 2014 of News Corporation and our report dated August 14, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

August 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of News Corporation:

We have audited the accompanying consolidated balance sheets of News Corporation as of June 30, 2014 and 2013, and the related consolidated and combined statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Corporation at June 30, 2014 and 2013, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), News Corporation’s internal control over financial reporting as of June 30, 2014, based on criteria established in the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 14, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

August 14, 2014

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

		For the fiscal years ended June 30,
	Notes	2014	2013	2012
Revenues:
Advertising		$4,019	$4,346	$4,693
Circulation and subscription		2,688	2,669	2,365
Consumer		1,374	1,286	1,123
Other		493	590	473

Total Revenues		8,574	8,891	8,654
Operating expenses		(5,139)	(5,420)	(5,122)
Selling, general and administrative		(2,665)	(2,783)	(2,750)
Depreciation and amortization		(578)	(548)	(483)
Impairment and restructuring charges	4, 7	(94)	(1,737)	(2,763)
Equity earnings of affiliates	5	90	100	90
Interest, net		68	77	56
Other, net	19	(653)	1,593	(59)

(Loss) income before income tax benefit		(397)	173	(2,377)
Income tax benefit	17	691	374	337

Net income (loss)		294	547	(2,040)
Less: Net income attributable to noncontrolling interests		(55)	(41)	(35)

Net income (loss) attributable to News Corporation stockholders		$239	$506	$(2,075)

Net income (loss) available to News Corporation stockholders per share	12
Basic		$0.41	$0.87	$(3.58)
Diluted		$0.41	$0.87	$(3.58)

The accompanying notes are an integral part of these audited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS)

	For the fiscal years ended June 30,
	2014	2013	2012
Net income (loss)	$294	$547	$(2,040)
Other comprehensive income (loss):
Foreign currency translation adjustments	356	(797)	(345)
Unrealized holding gains (losses) on securities(a)	22	1	—
Benefit plan adjustments(b)	(36)	10	(144)
Share of other comprehensive income from equity affiliates, net(c)	(1)	—	—

Other comprehensive income (loss)	341	(786)	(489)

Comprehensive income (loss)	635	(239)	(2,529)

Less: Net income attributable to noncontrolling interests	(55)	(41)	(35)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(2)	10	5

Comprehensive income (loss) attributable to News Corporation stockholders	$578	$(270)	$(2,559)

(a)	Net of income tax expense of $14 million, nil and $1 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
(b)	Net of income tax (benefit) expense of $(3) million, $5 million and $(50) million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
(c)	Net of income tax benefit of $1 million for the fiscal year ended June 30, 2014 and nil for the fiscal years ended June 30, 2013 and 2012.

The accompanying notes are an integral part of these audited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

		As of June 30,
	Notes	2014	2013
Assets:
Current assets:
Cash and cash equivalents		$3,145	$2,381
Amounts due from 21st Century Fox	13	66	247
Receivables, net	2	1,388	1,335
Other current assets	19	671	680

Total current assets		5,270	4,643

Non-current assets:
Investments	5	2,609	2,499
Property, plant and equipment, net	6	3,009	2,992
Intangible assets, net	7	2,137	2,186
Goodwill	7	2,782	2,725
Other non-current assets	19	682	598

Total assets		$16,489	$15,643

Liabilities and Equity:
Current liabilities:
Accounts payable		$276	$242
Accrued expenses		1,188	1,108
Deferred revenue		369	389
Other current liabilities	19	431	432

Total current liabilities		2,264	2,171

Non-current liabilities:
Retirement benefit obligations	15	272	345
Deferred income taxes	17	224	152
Other non-current liabilities		310	279

Commitments and contingencies	14

Redeemable preferred stock	9	20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,390	12,281
Retained earnings		237	—
Accumulated other comprehensive income		610	271

Total News Corporation stockholders’ equity		13,243	12,558
Noncontrolling interests		156	118

Total equity		13,399	12,676

Total liabilities and equity		$16,489	$15,643

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 379,392,985 and 379,174,445 shares issued and outstanding, net of 27,333,277 and 27,395,821 treasury shares at par at June 30, 2014 and June 30, 2013, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at June 30, 2014 and June 30, 2013.

The accompanying notes are an integral part of these audited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

		For the fiscal years ended June 30,
	Notes	2014	2013	2012
Operating activities:
Net income (loss)		$294	$547	$(2,040)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization		578	548	483
Equity earnings of affiliates	5	(90)	(100)	(90)
Cash distributions received from affiliates		153	220	185
Impairment charges (net of tax of $1 million, $306 million and $454 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively)	7	14	1,138	2,153
Other, net	19	(68)	(1,593)	59
Deferred income taxes and taxes payable	17	32	(153)	29
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(105)	—	96
Inventories, net		23	(15)	(6)
Accounts payable and other liabilities		126	44	(2)
Pension and postretirement benefit plans		(103)	(135)	(16)

Net cash provided by operating activities		854	501	851

Investing activities:
Capital expenditures		(379)	(332)	(375)
Acquisitions, net of cash acquired		(45)	(2,156)	(92)
Investments in equity affiliates and other		(1)	(5)	(261)
Other investments		(83)	(7)	(2)
Proceeds from dispositions		202	826	71

Net cash used in investing activities		(306)	(1,674)	(659)

Financing activities:
Net transfers from (to) 21st Century Fox and affiliates		217	2,749	(993)
Repayment of borrowings acquired in the CMH acquisition		—	(235)	—
Dividends paid		(24)	(20)	(13)
Purchase of subsidiary shares from noncontrolling interest		—	(8)	—
Other, net		(4)	—	—

Net cash provided by (used in) financing activities		189	2,486	(1,006)

Net increase (decrease) in cash and cash equivalents		737	1,313	(814)
Cash and cash equivalents, beginning of period		2,381	1,133	2,022
Exchange movement on opening cash balance		27	(65)	(75)

Cash and cash equivalents, end of period		$3,145	$2,381	$1,133

The accompanying notes are an integral part of these audited consolidated and combined financial statements.

NEWS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A Common Stock		Class B Common Stock		21st Century Fox Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total News Corporation Equity	Noncontrolling Interests	Total Equity

	Shares	Amount	Shares	Amount
Balance, June 30, 2011	—	$—	—	$—	$10,803	$—	$—	$1,531	$12,334	$95	$12,429
Net (loss) income	—	—	—	—	(2,075)	—	—	—	(2,075)	35	(2,040)
Other comprehensive loss	—	—	—	—	—	—	—	(484)	(484)	(5)	(489)
Dividends	—	—	—	—	—	—	—	—	—	(13)	(13)
Other					—	—	—	—	—	(2)	(2)
Net decrease in 21st Century Fox investment	—	—	—	—	(966)	—	—	—	(966)	—	(966)

Balance, June 30, 2012	—	—	—	—	7,762	—	—	1,047	8,809	110	8,919
Net income	—	—	—	—	506	—	—	—	506	41	547
Other comprehensive loss	—	—	—	—	—	—	—	(776)	(776)	(10)	(786)
Dividends	—	—	—	—	—	—	—	—	—	(20)	(20)
Other	—	—	—	—	—	—	—	—	—	(3)	(3)
Net increase in 21st Century Fox investment	—	—	—	—	4,019	—	—	—	4,019	—	4,019
Conversion of 21st Century Fox investment	379	4	200	2	(12,287)	12,281	—	—	—	—	—

Balance, June 30, 2013	379	4	200	2	—	12,281	—	271	12,558	118	12,676
Net income	—	—	—	—	—	—	239	—	239	55	294
Other comprehensive income	—	—	—	—	—	—	—	339	339	2	341
Dividends	—	—	—	—	—	—	(2)	—	(2)	(23)	(25)
Other	—	—	—	—	—	109	—	—	109	4	113

Balance, June 30, 2014	379	$4	200	$2	$—	$12,390	$237	$610	$13,243	$156	$13,399

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

The Separation and Distribution

On June 28, 2013 (the “Distribution Date”), the Company completed the separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”). As of the effective time of the Separation, all of the outstanding shares of the Company were distributed to 21st Century Fox stockholders based on a distribution ratio of one share of Company Class A or Class B Common Stock for every four shares of 21st Century Fox Class A or Class B Common Stock, respectively, held of record as of June 21, 2013 (the “Record Date”). Following the Separation, the Company’s Class A and Class B Common Stock began trading independently on The NASDAQ Global Select Market (“NASDAQ”), and CHESS Depositary Interests representing the Company’s Class A and Class B Common Stock began trading on the Australian Securities Exchange (“ASX”). In connection with the Separation, the Company entered into the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) and certain other related agreements which govern the Company’s relationship with 21st Century Fox following the Separation. (See Note 13—Related Party Transactions and 21st Century Fox Investment for further information).

Basis of presentation

Subsequent to the Distribution Date, the Company’s financial statements as of and for the fiscal years ended June 30, 2014 and 2013 are presented on a consolidated basis, as the Company became a separate consolidated group on June 28, 2013. The Company’s consolidated statement of operations for the fiscal year ended June 30, 2014 reflects the Company’s operations as a stand-alone company. The Company’s consolidated balance sheets as of June 30, 2014 and June 30, 2013 consist of the Company’s consolidated balances, subsequent to the Separation.

Prior to the Separation, the Company’s combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of 21st Century Fox. The Company’s financial statements for the fiscal year ended June 30, 2012 were prepared on a combined basis and presented as carve-out financial statements, as the Company was not a separate consolidated group prior to the Distribution Date. These statements reflect the combined historical results of operations and cash flows of 21st Century Fox’s publishing businesses, its education division and other Australian assets.

The Company’s consolidated and combined statements of operations for the fiscal years ended June 30, 2013 and 2012 included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated or combined revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying these consolidated and combined financial statements, including the assumptions regarding allocating general corporate expenses from 21st Century Fox, were reasonable. Nevertheless, these consolidated and combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect the Company’s consolidated and combined results of operations and cash flows had it been a stand-alone company during the applicable

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

periods. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The consolidated and combined financial statements are referred to as the “Financial Statements” herein. The consolidated and combined statements of operations are referred to as the “Statements of Operations” herein. The consolidated balance sheets are referred to as the “Balance Sheets” herein. The consolidated and combined statements of cash flows are referred to as the “Statements of Cash Flows” herein.

The Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

For purposes of the Company’s Financial Statements for periods prior to the Separation, income tax expense was recorded as if the Company filed tax returns on a stand-alone basis separate from 21st Century Fox. This separate return methodology applies the accounting guidance for income taxes to the stand-alone financial statements as if the Company was a stand-alone enterprise for the periods prior to the Distribution Date. Therefore, cash tax payments for periods prior to the Separation may not be reflective of the Company’s actual tax balances. Prior to the Separation, the Company’s operating results were included in 21st Century Fox’s consolidated U.S. federal and state income tax returns. Additionally, the income tax accounts reflected in the Balance Sheet as of June 30, 2013 include income taxes payable and deferred taxes allocated to the Company at the time of Separation. The calculation of the Company’s income taxes involves considerable judgment and the use of both estimates and allocations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and combination

For periods prior to the Distribution Date, the Financial Statements included certain assets and liabilities that were historically held at 21st Century Fox’s corporate level but were specifically identifiable or otherwise attributable to the Company. All significant intracompany transactions and accounts within the Company’s consolidated and combined businesses have been eliminated. All significant intercompany transactions between 21st Century Fox and the Company before the Separation have been included as a component of 21st Century Fox investment in these Financial Statements.

Changes in the Company’s ownership interest in a consolidated subsidiary where a controlling financial interest is retained are accounted for as capital transactions. When the Company ceases to have a controlling interest in a consolidated subsidiary the Company will recognize a gain or loss in the Statements of Operations upon deconsolidation.

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2014, fiscal 2013 and fiscal 2012 each included 52 weeks. All references to June 30, 2014, June 30, 2013 and June 30, 2012 relate to the twelve month periods ended June 29, 2014, June 30, 2013 and July 1, 2012, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation. In the fourth quarter of fiscal 2014, the Company revised the composition of its reportable segments based on the guidance provided in Accounting Standards Codification (“ASC”) 280, “Segment

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Reporting.” The Company historically reported its business under five reporting segments: News and Information Services, Cable Network Programming, Digital Real Estate Services, Book Publishing and Other. The Company has separated its digital education business from the Other segment and its operations are now presented as six reportable segments (News and Information Services, Cable Network Programming, Digital Real Estate Services, Book Publishing, Digital Education and Other). All prior periods have been reclassified to reflect the Company’s revised segment presentation.

Use of estimates

The preparation of the Company’s Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. Also included in the cash and cash equivalents balance is cash held at the Digital Real Estate Services segment of $239 million and $235 million as of June 30, 2014 and 2013, respectively, which is not readily accessible by the Company as it is held by REA Group Limited (“REA Group”), a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.

Concentration of credit risk

Cash and cash equivalents are maintained with multiple financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

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

Receivables, net consist of:

	As of June 30,
	2014	2013
	(in millions)
Receivables	$1,563	$1,510
Allowances for returns and doubtful accounts	(175)	(175)

Receivables, net	$1,388	$1,335

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2014 or June 30, 2013 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

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

Prepublication costs

The Company capitalizes the art, prepress, outside editorial, digital conversion and other costs incurred in the creation of the master copy of a book or other media (the “prepublication costs”). Prepublication costs are amortized from the year of publication over their estimated useful lives, using the straight-line method. The Company regularly reviews the recoverability of the capitalized costs based on expected future revenues. Prepublications costs are included in Other current assets on the Balance Sheets and were $35 million and $32 million as of June 30, 2014 and 2013, respectively. Amortization of prepublication costs for the fiscal years ended June 30, 2014, 2013 and 2012 was $37 million, $38 million and $37 million, respectively.

Investments

Investments in and advances to equity or joint ventures in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% and exercises significant influence.

Under the equity method of accounting the Company includes its investment and amounts due to and from its equity method investments in its Balance Sheets. The Company’s Statements of Operations include the Company’s share of the investees’ earnings (losses) and the Company’s Statements of Cash Flows include all cash received from or paid to the investee.

The difference between the Company’s investment and its share of the fair value of the underlying net assets of the investee upon acquisition is first allocated to either finite-lived intangibles or indefinite-lived intangibles and the balance is attributed to goodwill. The Company follows ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), which requires that equity method finite-lived intangibles be amortized over their estimated useful life. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations. Indefinite-lived intangibles and goodwill are not amortized.

Investments in which the Company has no significant influence (generally less than a 20% ownership interest) or does not exert significant influence are designated as available-for-sale investments if readily determinable market values are available. The Company reports available-for-sale investments at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale investments are included in Accumulated other comprehensive income (loss), net of applicable taxes and other adjustments, until the investment is sold or considered impaired. If an investment’s fair value is not readily determinable, the Company accounts for its investment at cost.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Operating Leases

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the applicable lease terms. The term used for straight-line rent expense is calculated initially from the date that the Company obtains possession of the leased premises through the expected lease termination date.

Capitalized software

In accordance with ASC 350-40 “Internal-use Software,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct costs incurred to develop internal use software during the development stage are capitalized and amortized using the straight-line method over the estimated useful life, generally 3 to 10 years. Costs such as maintenance and training are expensed as incurred.

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

Royalty advances to authors

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery is not probable. The Company has a long history of providing authors with royalty advances, and it tracks each advance earned with respect to the sale of the related publication. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recovery and a provision is established to write-off the unearned advance, usually between 6 and 12 months after publication. Additionally, the Company reviews its portfolio of unpublished royalty advances to determine if individual royalty advances are not recoverable for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. Based on this information, the portion of any advance that the Company believes is not recoverable is expensed.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Goodwill and intangible assets

The Company has intangible assets, including goodwill, newspaper mastheads, distribution networks, publishing rights, copyrighted products and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually during the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below their carrying amounts. Intangible assets with finite lives are generally amortized over their estimated useful lives. The impairment assessment of indefinite-lived intangibles compares the fair value of these intangible assets to their carrying value.

Goodwill is reviewed for impairment at a reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments. For purposes of goodwill impairment review, the Company has identified Dow Jones, the Australian newspapers, the U.K. newspapers, News America Marketing Group, Storyful Limited (“Storyful”), FOX SPORTS Australia, HarperCollins, REA Group and the Amplify business, as its reporting units. In assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step impairment review process. The first step of the two-step impairment process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit primarily by using a discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates are assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company also performs impairment reviews on its indefinite-lived intangible assets, including newspaper mastheads, distribution networks and imprints. Newspaper mastheads and book publishing imprints are reviewed on an aggregated basis in accordance with ASC 350. Distribution networks are reviewed individually. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

its carrying amount. If the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of the indefinite-lived intangible asset is less than its carrying value.

The methods used to estimate the fair value measurements of impaired goodwill and indefinite-lived intangible assets include those based on the income approach (including the discounted cash flow and relief-from-royalty methods) and those based on the market approach (primarily the guideline public company method). The resulting fair value measurements of the assets are considered to be Level 3 measurements. Significant unobservable inputs utilized in the income approach valuation methods are discount rates, long-term growth rates and royalty rates. Significant unobservable inputs utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and a control premium.

When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method.

Asset impairments

Investments

Equity method investments are regularly reviewed to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.

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

Long-lived assets

ASC 360, “Property, Plant, and Equipment,” (“ASC 360”) and ASC 350 require that the Company periodically reviews the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized if the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less their costs to sell.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

News and Information Services

Advertising revenues are recognized in the period when advertising is printed or placed on digital platforms, net of commissions and provisions for estimated sales incentives including rebates, rate adjustments and discounts. Advertising revenues from integrated marketing services are recognized when free-standing inserts are published or over the time period in which in-store marketing services are performed. Billings to clients and payments received in advance of the performance of services or delivery of products are recorded as deferred revenue until the services are performed or the product is delivered.

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

Book Publishing

Revenue from the sale of books for distribution in the retail channel is primarily recognized upon passing of control to the buyer. Revenue for electronic books (“e-books”), which is the net amount received from the retailer, is generally recognized upon electronic delivery to the customer by the retailer. Revenue is reported net of any amounts billed to customers for taxes which are remitted to government authorities.

Digital Real Estate Services

Advertising revenues from providing online real estate advertising services are recognized on the fulfillment of customer service obligations, which may include product performance and or product service periods.

Cable Network Programming

Affiliate fees received from cable television systems, direct broadcast satellite operators and other distribution systems are recognized as revenue in the period that services are provided.

Digital Education

License revenues from the sale of software subscriptions are recognized ratably over the license period. Consulting revenues are recognized as the related services are being performed. Other revenues, including those for training and kits, are recognized when the related services are performed or the product has been shipped.

Multiple element arrangements

Revenues derived from a single sales contract that contains multiple products and services are allocated based on the relative fair value of each item to be delivered and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Barter transactions

The Company enters into transactions that involve the exchange of advertising, in part, for other products and services, which are recorded at the lesser of estimated fair value of the advertising given or product or service received in accordance with the provisions of ASC 605-20-25, “Advertising Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and expenses are recognized when services are received. Revenue from barter transactions included in the Statements of Operations was $47 million, $48 million and $36 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Expense from barter transactions included in the Statements of Operations was $41 million, $48 million and $36 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Sales returns

Consistent with industry practice, certain of the Company’s products, such as books and newspapers, are sold with the right of return. The Company records, as a reduction of revenue, the estimated impact of such returns. In determining the estimate of product sales that will be returned, management analyzes historical returns, current economic trends, changes in customer demand and acceptance of the Company’s products. Based on this information, management reserves a percentage of each dollar of product sales that provide the customer with the right of return.

Advertising expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising and promotional expenses recognized totaled $446 million, $442 million and $466 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Shipping and handling

Costs incurred for shipping and handling are reflected in Operating expenses in the Statements of Operations.

Translation of foreign currencies

The financial results and position of foreign subsidiaries and affiliates are translated into U.S. dollars using the current rate method, whereby trading results are converted at the average rate of exchange for the period and

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

assets and liabilities are converted at the closing rates on the period end date. The resulting translation adjustments are accumulated as a component of Accumulated other comprehensive income. Gains and losses from foreign currency transactions are generally included in income for the period.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries to the extent amounts are expected to be reinvested indefinitely. The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense.

Earnings (loss) per share

Basic earnings (loss) per share for the Class A Common Stock and Class B Common Stock is calculated by dividing Net income (loss) available to News Corporation stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted earnings (loss) per share for Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity-based compensation plans. (See Note 12—Earnings per Share).

Equity-based compensation

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

Prior to the Separation, the Company’s employees participated in 21st Century Fox’s equity-based compensation plans. Equity-based compensation expense related to those plans has been allocated to and recorded by the Company based on the awards and terms previously granted to the Company’s employees. As of the Distribution Date, Restricted Stock Unit (“RSU”) and Performance Stock Unit (“PSU”) awards that vested and stock options that expired on or before December 31, 2013 continued as 21st Century Fox awards. RSU and PSU awards that vest and stock options that expire on or after January 1, 2014 were converted to Company awards as of the Distribution Date. (See Note 11—Equity-Based Compensation).

Retirement Benefit Obligations

The Company provides defined benefit pension, postretirement healthcare, defined contribution and medical benefits to the Company’s eligible employees and retirees. The Company accounts for its defined benefit pension, postretirement healthcare and defined contribution plans in accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”). The expense recognized by the Company is determined using certain assumptions, including the discount rate, expected long-term rate of return and mortality rates, among others. The Company recognizes the funded status of its defined benefit plans (other than multiemployer

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

plans) as an asset or liability in the Balance Sheets and recognizes changes in the funded status in the year in which the changes occur through Accumulated other comprehensive income (loss) in the Balance Sheets.

Prior to the Separation, certain of the Company’s employees participated in defined benefit pension plans sponsored by 21st Century Fox. As a result, the Statements of Operations included expenses related to these shared plans including direct expenses related to the Company’s employees as well as allocations of expenses related to corporate employees through the corporate expense allocations in the pre-Separation period. (See Note 15—Retirement Benefit Obligations).

Fair Value Measurements

The Company has various financial instruments that are measured at fair value on a recurring basis, including certain marketable securities and derivatives. The Company also applies the provisions of fair value measurement to various non-recurring measurements for the Company’s non-financial assets and liabilities. In accordance with ASC 820, “Fair Value Measurements” (“ASC 820”), the Company measures assets and liabilities using inputs from the following three levels of the fair value hierarchy: (i) inputs that are quoted prices in active markets for identical assets or liabilities (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) unobservable inputs that require the entity to use its own best estimates about market participant assumptions (“Level 3”).

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

Financial instruments and derivatives

The carrying value of the Company’s financial instruments, including cash and cash equivalents, approximate fair value. The Company did not estimate the fair value of cost method investments because it was not practicable to do so. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market which are considered to be Level 2 measurements. The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2014, the Company did not anticipate nonperformance by any of the counterparties.

ASC 815, “Derivatives and Hedging” (“ASC 815”), requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. ASC 815 also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company uses financial instruments to hedge its limited exposures to foreign currency exchange risks primarily associated with payments made to manufacturers and author royalty payments. These derivative contracts are economic hedges and are not designated as cash flow hedges. The Company records the changes in the fair value of these items in current earnings. The notional amount of foreign exchange forward contracts with foreign currency risk outstanding as of June 30, 2014 and June 30, 2013 was not material. Foreign exchange forward contracts recorded in the underlying hedged balances as of June 30, 2014 and June 30, 2013 were not material.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires the Company to provide information about the amounts reclassified out of Accumulated other comprehensive income by component. In addition, it requires the Company to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of Accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 was effective for the Company for interim reporting periods beginning July 1, 2013. (See Note 15—Retirement Benefit Obligations).

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 removes inconsistences and differences in existing revenue requirements between U.S. GAAP and IFRS and requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will require companies to use more judgment and make more estimates, such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, when determining the amount of revenue to recognize. ASU 2014-09 is effective for the Company for annual and interim periods beginning after July 1, 2017. The Company is currently evaluating the impact ASU 2014-09 will have on its Financial Statements.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2014

In September 2013, the Company sold the Dow Jones Local Media Group (“LMG”), which operated eight daily and 15 weekly newspapers in seven states. The gain recognized on the sale of LMG was not significant as the carrying value of the assets held for sale on the date of sale approximated the proceeds received. The net income, assets, liabilities and cash flows attributable to the LMG operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

In December 2013, the Company acquired Storyful, a social media news agency, for approximately $25 million, of which $19 million was paid in cash, with the remainder primarily related to an earn-out that is contingent upon the achievement of certain performance objectives. The Storyful acquisition complements the Company’s existing video capabilities, including the creation and distribution of original and on-demand programming such as WSJ Live and BallBall. Storyful’s results are included within the Company’s News and Information Services segment.

Fiscal 2013

In July 2012, the Company acquired Australian Independent Business Media Pty Limited (“AIBM”) for approximately $30 million in cash. AIBM publishes a subscription-based online newsletter for investors and a business news and commentary website.

In July 2012, the Company acquired Thomas Nelson, Inc. (“Thomas Nelson”), one of the leading Christian book publishers in the U.S., for approximately $200 million in cash. The acquisition of Thomas Nelson increased the Company’s presence and reach in the Christian publishing market. In accordance with ASC 350, the excess

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

purchase price of approximately $160 million has been allocated as follows: $65 million to publishing rights with a useful life of 20 years, $25 million to imprints, which have an indefinite life and approximately $70 million representing the goodwill on the transaction.

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

Summarized financial information for FOX SPORTS Australia for the period July 1, 2012 through the date of acquisition and for the fiscal year ended June 30, 2012 was as follows:

	For the period July 1 through November 19, 2012	For the fiscal year ended June 30, 2012
	(in millions)
Revenues	$192	$484
Operating income(a)	63	137
Net income	46	79

(a)

Includes Depreciation and amortization of $4 million for the period July 1, 2012 through the date of acquisition and $9 million for the fiscal year ended June 30, 2012. Operating income before depreciation and amortization was $67 million for the period July 1, 2012 through the date of acquisition and $146 million for the fiscal year ended June 30, 2012.

Fiscal 2012

In July 2011, the Company acquired Kidspot.com.au Limited, a pregnancy and parenting website, for approximately $50 million in cash.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In May 2012, the Company sold its former U.K. newspaper division headquarters located in East London, which it relocated from in August 2010, for consideration of approximately £150 million (approximately $235 million). £25 million (approximately $39 million) was received upon the closing of the sale and two additional payments of £25 million each (approximately $43 million and $39 million) were received in May 2014 and 2013, respectively. The remaining £75 million (approximately $128 million) is in the form of a secured note and the Company will receive £25 million (approximately $43 million) on May 31, 2015, and annually thereafter until May 31, 2017. The Company recorded a loss of approximately $22 million, net of tax, on this transaction in the Statement of Operations for the fiscal year ended June 30, 2012.

In July 2011, 21st Century Fox announced that it would close its publication, The News of the World, after allegations of voicemail interception and payments to public officials. As a result of 21st Century Fox’s approval of the shutdown of The News of the World, 21st Century Fox reorganized portions of the U.K. newspaper business and recorded restructuring charges in fiscal 2013 and 2012, primarily for termination benefits and certain organizational restructuring at the U.K. newspapers. (See Note 4—Restructuring Programs). 21st Century Fox and the Company are subject to several ongoing investigations by U.K. and U.S. regulators and governmental authorities relating to voicemail interception, illegal data access and inappropriate payments to public officials at The News of the World and The Sun and related matters (the “U.K. Newspaper Matters”). The Company, together with 21st Century Fox, is cooperating with these investigations. Civil claims have also been brought against the Company with respect to the U.K. Newspaper Matters. The Company has admitted liability in many civil cases and has settled a number of cases. The Company has established a Management & Standards Committee (the “MSC”) to continue and complete the responsibilities of the Management & Standards Committee that had been created by 21st Century Fox (the “Fox MSC”). The MSC is authorized to, among other things, respond to civil claims and lawsuits, ensure cooperation with all relevant investigations and inquiries into the U.K. Newspaper Matters, while ensuring that the rights of all parties are protected, and address all other related issues. The MSC has one independent member, Lord Grabiner QC, who served as independent Chairman of the Fox MSC. Gerson Zweifach, the Company’s General Counsel, serves as Lead Member of the MSC with respect to civil and parliamentary matters, and David Pitofsky, the Company’s Deputy General Counsel, serves as Lead Member with respect to criminal and regulatory matters. Messrs. Zweifach and Pitofsky report to the independent members of the Board of Directors through their representative Peter Barnes, the Company’s Lead Director and Chairman of the Company’s Audit Committee.

NOTE 4. RESTRUCTURING PROGRAMS

Fiscal 2014

In fiscal 2014, the Company recorded restructuring charges of $79 million, of which $67 million related to the newspaper businesses. The restructuring charges recorded in fiscal 2014 were primarily for employee termination benefits.

Fiscal 2013

In fiscal 2013, the Company recorded restructuring charges of $293 million, of which $276 million related to the newspaper businesses. The restructuring charges primarily related to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued reorganization of the U.K. newspaper businesses. The restructuring charges recorded were primarily for termination benefits in Australia and contract termination payments in the U.K.

Fiscal 2012

In fiscal 2012, the Company recorded restructuring charges of $156 million, of which $151 million related to the newspaper businesses. The Company commenced the reorganization of portions of the newspaper

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

businesses and recorded restructuring charges primarily for termination benefits as a result of the shutdown of The News of the World, certain organizational restructurings at other newspapers and the shutdown of a regional newspaper.

Changes in the restructuring program liabilities were as follows:

	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, June 30, 2011	$23	$10	$—	$33
Additions	126	2	28	156
Payments	(98)	(4)	(15)	(117)
Other	—	—	(13)	(13)

Balance, June 30, 2012	$51	$8	$—	$59
Additions	208	4	81	293
Payments	(207)	(5)	(69)	(281)
Other	(1)	(1)	(10)	(12)

Balance, June 30, 2013	$51	$6	$2	$59
Additions	69	8	2	79
Payments	(101)	(5)	(1)	(107)
Other	2	(2)	(3)	(3)

Balance, June 30, 2014	$21	$7	$—	$28

As of June 30, 2014, restructuring liabilities of approximately $23 million were included in the Balance Sheet in Other current liabilities and $5 million were included in Other non-current liabilities.

Dow Jones

As a result of the Dow Jones acquisition, in fiscal 2008, the Company established and approved plans to integrate the acquired operations into the Company’s News and Information Services segment. The cost to implement these plans consisted of separation payments for certain Dow Jones executives under the change in control plan Dow Jones had established prior to the acquisition, non-cancelable lease commitments and lease termination charges for leased facilities and other contract termination costs associated with the restructuring activities. As of June 30, 2014, all of the material aspects of the plans have been completed and the remaining obligation primarily pertains to the lease termination charges for leased facilities of approximately $23 million.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of June 30, 2014	As of June 30,
		2014	2013
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,869	$1,875
Other equity method investments	various	24	35
Loan receivable from Foxtel(b)	N/A	425	412
Available-for-sale securities(c)	various	151	6
Cost method investments(d)	various	140	171

Total Investments		$2,609	$2,499

(a)	For the fiscal years ended June 30, 2014 and 2013, the Company received dividends from Foxtel of $151 million and $159 million, respectively.

The Company’s investment in Foxtel exceeds its equity in the underlying net assets by approximately $2.1 billion as of June 30, 2014. This amount represented the excess cost over the Company’s proportionate share of its investment’s underlying net assets. This has been allocated between finite-lived intangible assets, indefinite-lived intangible assets and goodwill. The finite-lived intangible assets of approximately $0.7 billion primarily represent subscriber relationships with a weighted remaining average useful life of 8 years.

(b)

In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and Foxtel’s shareholders made pro rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($425 million and $412 million as of June 30, 2014 and 2013, respectively). The subordinated shareholder note can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder note has a maturity date of July 15, 2027, with interest of 12% payable on June 30 each year and at maturity. Upon maturity, the principal advanced will be repayable.

(c)

In April 2014, The Rubicon Project (“Rubicon”), in which the Company originally owned approximately 5.6 million shares, completed an initial public offering of its common stock. The Company sold approximately 850 thousand shares as part of the public offering which resulted in a pre-tax gain on sale of $6 million and reduced the Company’s ownership percentage to 13.7%. Prior to the public offering, the Company’s investment in Rubicon was recorded in the Balance Sheets as a cost method investment. As a result of the offering, the Company’s remaining investment in Rubicon was designated as an available-for-sale security as of April 2014, and carried at fair value. While the Rubicon investment is classified as an available-for-sale security, the Company is contractually restricted from selling these shares for at least six months from the date of the public offering.

(d)

Cost method investments primarily include the Company’s investment in SEEKAsia Limited (“SEEK Asia”) and certain investments in China. In February 2014, SEEK Asia, in which the Company owns a 12.1% interest, agreed to purchase the online employment businesses of JobStreet Corporation Berhad (“JobStreet”), which will be combined with JobsDB, Inc., SEEK Asia’s existing online employment business. The transaction, which is subject to certain conditions, including regulatory approval and JobStreet shareholder approval, will be funded primarily through additional contributions by SEEK Asia shareholders. The Company’s share of the funding contribution is expected to be approximately $50 million and is subject to the closing of the JobStreet acquisition. The Company will continue to hold a 12.1% investment in SEEK Asia following the transaction.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company measures the fair market values of available-for-sale investments as Level 1 financial instruments under ASC 820 as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of June 30,
	2014	2013
	(in millions)
Cost basis of available-for-sale investments	$113	$3
Accumulated gross unrealized gain	38	3
Accumulated gross unrealized loss	—	—

Fair value of available-for-sale investments	$151	$6

Net deferred tax liability	$14	$2

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions)
Foxtel(a)	$90	$66	$31
Pay television and cable network programming equity affiliates(b)	—	51	83
Other equity affiliates	—	(17)	(24)

Total Equity earnings of affiliates	$90	$100	$90

(a)

The Company owned 25% of Foxtel through November 2012. In November 2012, the Company increased its ownership in Foxtel to 50% as a result of the CMH acquisition. In accordance with ASC 350, the Company amortized $62 million, $43 million and nil related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

(b)

Includes equity earnings of FOX SPORTS Australia and SKY Network Television Ltd. The Company acquired the remaining interest in FOX SPORTS Australia in November 2012 as a result of the CMH acquisition. The results of FOX SPORTS Australia have been included within the Cable Network Programming segment in the Company’s consolidated results of operations since November 2012. In March 2013, the Company sold its 44% equity interest in SKY Network Television Ltd. for approximately $675 million and recorded a gain of approximately $321 million which was included in Other, net in the Statement of Operations for the fiscal year ended June 30, 2013. For the fiscal years ended June 30, 2013 and 2012, the Company received dividends from SKY Network Television Ltd. of $60 million and $64 million, respectively.

Impairments of investments

The Company regularly reviews its investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. The Company recorded impairment charges of $15 million and $14 million related to the Company’s investment in an Australian newspaper business included in Other equity method investments during the fiscal

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

years ended June 30, 2013 and 2012, respectively, which were reflected in Equity earnings of affiliates in the Statements of Operations. The Company recorded write-offs of certain investments in the fiscal years ended June 30, 2014 and 2012 of $10 million and $30 million, respectively. These write-offs were reflected in Other, net in the Statements of Operations. These impairments and write-offs were taken as a result of either the deteriorating financial position of the investee or due to other-than-temporary impairment resulting from sustained losses and limited prospects for recovery.

Summarized Financial Information

Summarized financial information for the significant equity affiliates, including Foxtel, FOX SPORTS Australia for periods through November 2012 and SKY Network Television Ltd. for periods through March 2013, accounted for under the equity method was as follows:

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions)
Revenues	$2,897	$3,872	$3,610
Operating income	554	675	616
Net income	304	357	352

	As of June 30,
	2014	2013
	(in millions)
Current assets	$490	$466
Non-current assets	2,805	2,752
Current liabilities	817	1,005
Non-current liabilities	2,887	2,583

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was a follows:

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions)
Revenues	$2,897	$3,184	$2,430
Operating income(a)	554	491	317
Net income	304	240	205

(a)

Includes Depreciation and amortization of $349 million, $441 million and $327 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Operating income before depreciation and amortization was $903 million, $932 million and $644 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2014	2013
		(in millions)
Land		$177	$185
Buildings and leaseholds	3 to 50 years	2,069	1,923
Machinery and equipment(a)	3 to 40 years	3,282	3,019

		5,528	5,127
Less: accumulated depreciation and amortization(b)		(2,623)	(2,284)

		2,905	2,843
Construction in progress		104	149

Total Property, plant and equipment, net(c)		$3,009	$2,992

(a)	Includes capitalized software of approximately $548 million and $568 million as of June 30, 2014 and 2013, respectively.
(b)	Includes accumulated amortization of capitalized software of approximately $243 million and $244 million as of June 30, 2014 and 2013, respectively.
(c)

For the fiscal year ended June 30, 2014, the Company recorded impairment charges of $15 million, primarily due to the sale of a U.S. printing plant. For the fiscal year ended June 30, 2013, the Company recorded a $46 million write-down of News and Information Services fixed assets in Australia in accordance with ASC 360. (See Note 7—Goodwill and Other Intangible Assets for further discussion of the impairment charges).

Depreciation and amortization related to property, plant and equipment was $483 million, $454 million and $406 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. This includes amortization of capitalized software of $155 million, $122 million and $122 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Total operating lease expense was approximately $192 million, $146 million and $147 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of the Company’s intangible assets and related accumulated amortization for the fiscal years ended June 30, 2014 and 2013 were as follows:

	As of June 30,
	2014	2013
	(in millions)
Intangible Assets Not Subject to Amortization
Newspaper Mastheads	$317	$317
Distribution Networks	397	397
Imprints	190	194
Other	4	16

Total intangible assets not subject to amortization	908	924

Intangible Assets Subject to Amortization
Channel Distribution Agreements(a)	471	476
Publishing Rights(b)	358	338
Customer Relationships(c)	352	387
Other(d)	48	61

Total intangible assets subject to amortization, net	1,229	1,262

Total Intangible assets, net	$2,137	$2,186

(a)

Net of accumulated amortization of $33 million and $12 million as of June 30, 2014 and 2013, respectively. The average useful life of the channel distribution agreements is 25 years primarily based on the period that a majority of the future cash flows from these intangibles will be generated.

(b)

Net of accumulated amortization of $94 million and $78 million as of June 30, 2014 and 2013, respectively. The average useful life of publishing rights is 20 to 30 years primarily based on the weighted-average remaining contractual terms of the underlying publishing contracts and the Company’s estimates of the period within those terms that the asset is expected to generate a majority of its future cash flows.

(c)

Net of accumulated amortization of $325 million and $282 million as of June 30, 2014 and 2013, respectively. The average useful life of customer relationships ranges from 2 to 25 years. The useful lives of these assets are estimated by applying historical attrition rates and determining the resulting period over which a majority of the accumulated undiscounted cash flows related to the customer relationships are expected to be generated. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

(d)

Net of accumulated amortization of $86 million and $70 million as of June 30, 2014 and 2013, respectively. The average useful life of other intangible assets ranges from 2 to 10 years. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

Amortization related to amortizable intangible assets, net was $95 million, $94 million and $77 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Based on the current amount of amortizable intangible assets, net, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2015—$90 million; 2016—$82 million; 2017—$77 million; 2018—$68 million; and 2019—$63 million. These amounts may vary as acquisitions and disposals occur in the future and as purchase price allocations are finalized.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The changes in the carrying value of goodwill, by segment, are as follows:

	News and Information Services	Cable Network Programming	Digital Real Estate Services	Book Publishing	Digital Education	Other	Total Goodwill
	(in millions)
Balance, June 30, 2012	$2,149	$—	$76	$3	$325	$35	$2,588
Acquisitions	30	657	—	67	—	—	754
Foreign currency movements	(18)	(76)	(6)	—	—	1	(99)
Impairments	(489)	—	—	—	—	(5)	(494)
Dispositions	—	—	—	—	—	(24)	(24)
Other	7	—	—	—	—	(7)	—

Balance, June 30, 2013	$1,679	$581	$70	$70	$325	$—	$2,725

Acquisitions	19	—	12	2	—	—	33
Foreign currency movements	3	18	4	—	—	—	25
Impairments	—	—	—	—	—	—	—
Dispositions	—	—	—	(1)	—	—	(1)
Other	—	—	—	—	—	—	—

Balance, June 30, 2014	$1,701	$599	$86	$71	$325	$—	$2,782

The carrying amount of goodwill as of June 30, 2014 and 2013 reflected accumulated impairments, principally relating to the News and Information Services segment of $3.4 billion.

The Company has a significant amount of intangible assets, including goodwill, newspaper mastheads, distribution networks, publishing rights, copyrighted products and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually during the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Intangible assets with finite lives are generally amortized over their estimated useful lives. The impairment assessment of indefinite-lived intangibles compares the fair value of these intangible assets to their carrying value. (See Note 2—Summary of Significant Accounting Policies for additional information).

Annual Impairment Assessments

Fiscal 2014

The performance of the Company’s annual impairment analysis did not result in any impairments of goodwill in fiscal 2014. See Note 2—Summary of Significant Accounting Policies for additional information regarding the Company’s annual impairment methodology.

Significant unobservable inputs utilized in the income approach valuation methods were discount rates (ranging from 9.0%-35.0%), long-term growth rates (ranging from 0.0%-4.0%) and royalty rates (ranging from 0.5%-2.8%). Significant unobservable inputs utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5%-20%). Significant increases (decreases) in royalty rates, growth rates, control premium and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premium and multiples, would result in a significantly higher (lower) fair value measurement.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Fiscal 2013

During the fourth quarter of fiscal 2013, as part of the Company’s long-range planning process in preparation for the Separation, the Company adjusted its future outlook and related strategy principally with respect to the News and Information Services business in Australia and secondarily with respect to the News and Information Services businesses in the U.S. which resulted in a reduction in expected future cash flows. As a result, the Company determined that the fair value of these reporting units declined below their respective carrying values and recorded non-cash impairment charges of approximately $1.4 billion ($1.1 billion, net of tax) in the fiscal year ended June 30, 2013. The charges primarily consisted of a write-down of the Company’s goodwill of $494 million, a write-down of intangible assets (primarily newspaper mastheads) of $862 million and a write-down of fixed assets of $46 million. The impairment charges also included $42 million reflecting the expected sale of assets at values below their carrying value. As of June 30, 2013, these net assets of approximately $89 million were classified as held for sale and included in other current assets in the Balance Sheets.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of June 30, 2014, the Company was in compliance with all of the applicable debt covenants.

The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement which varies based on the Company’s adjusted operating income leverage ratio. As of June 30, 2014, the Company is paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

NOTE 9. REDEEMABLE PREFERRED STOCK

In connection with the Separation, 21st Century Fox sold 4,000 shares of cumulative redeemable preferred stock with a par value of $5,000 per share of a newly formed U.S. subsidiary of the Company (See Note 17 – Income Taxes). The preferred stock pays dividends at a rate of 9.5% per annum, payable quarterly, in arrears. The preferred stock is callable by the Company at any time after the fifth year and is puttable at the option of the holder after 10 years. As of June 30, 2014 and 2013, $20 million is included in Redeemable Preferred Stock on the Balance Sheets.

NOTE 10. STOCKHOLDERS’ EQUITY

The following relates to Stockholders’ equity subsequent to the Separation. For a discussion of 21st Century Fox’s investment prior to the Separation see Note 13—Related Party Transactions and 21st Century Fox Investment.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Authorized Capital Stock

The Company’s authorized capital stock consists of 1,500,000,000 shares of Class A Common Stock, par value $0.01 per share, 750,000,000 shares of Class B Common Stock, par value of $0.01 per share, 25,000,000 shares of Series Common Stock, par value $0.01 per share, and 25,000,000 shares of Preferred Stock, par value of $0.01 per share.

Common Stock

Shares Outstanding—On June 28, 2013, the distribution of one share of Class A Common Stock of the Company for every four shares of 21st Century Fox Class A Common Stock and one share of Class B Common Stock of the Company for every four shares of 21st Century Fox Class B Common Stock was completed. Following the Separation, the Company had 379 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and 200 million shares of Class B Common Stock outstanding at a par value of $0.01 per share. As of June 30, 2014, the Company had 379 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and 200 million shares of Class B Common Stock outstanding.

Dividends—Holders of shares of the Company’s Class A Common Stock and Class B Common Stock are entitled to receive dividends when and if declared by the Board of Directors out of assets or funds legally available for that purpose. Future dividends are dependent on the Company’s financial condition and results of operations, the capital requirements of its business, covenants associated with debt obligations, other contractual restrictions, legal requirements, regulatory constraints, industry practice and other factors deemed relevant by its Board of Directors.

Voting Rights—Holders of the Company’s Class A Common Stock are entitled to vote only in the limited circumstances set forth in the Company’s Restated Certificate of Incorporation. Holders of the Company’s Class B Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

Liquidation Rights—In the event of a liquidation or dissolution of the Company, or a portion thereof, holders of Class A Common Stock and Class B Common Stock shall be entitled to receive all of the remaining assets of the Company available for distribution to its stockholders, ratably in proportion to the number of shares held by Class A Common Stock holders and Class B Common Stock holders, respectively. In the event of any merger or consolidation with or into another entity, the holders of Class A Common Stock and the holders of Class B Common Stock shall generally be entitled to receive substantially identical per share consideration.

Stock Repurchases

The Company’s Board of Directors has authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding any future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements (including compliance with the IRS private letter ruling), regulatory constraints, industry practice and other factors that the committee may deem relevant. This stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors, and the Company’s Board of Directors cannot provide any assurances that any shares will be repurchased.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Stockholder Rights Agreement

During fiscal 2014, the Company’s Board of Directors determined to amend and restate the Company’s rights agreement, dated as of June 14, 2013, under which the rights provided for therein were scheduled to expire on June 28, 2014. Pursuant to the amended and restated rights agreement, which is referred to below as the “rights agreement,” the expiration date of the rights is now June 18, 2015, unless the rights agreement is earlier terminated or such date is advanced or extended by the Company, or the rights are earlier redeemed or exchanged by the Company.

Under the rights agreement, each outstanding share of common stock of the Company has attached to it one right. Initially, the rights are represented by the common stock of the Company, are not traded separately from the common stock and are not exercisable. The rights, unless redeemed or exchanged, will become exercisable for common stock of the Company 10 business days after public announcement that a person or group has obtained beneficial ownership (defined to include stock which a person has the right to acquire, regardless of whether such right is subject to the passage of time or the satisfaction of conditions), including by means of a tender offer, of 15% or more of the outstanding shares of the Company’s Class B Common Stock. Following such acquisition of beneficial ownership, each right will entitle its holder (other than the acquiring person or group) to purchase, at the exercise price (subject to adjustments provided in the rights agreement), a number of shares of the Company’s Class A or Class B Common Stock, as applicable, having a then-current market value of twice the exercise price, and in the event of a subsequent merger or other acquisition of the Company or transfer of 50% or more of the Company, to purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a then-current market value of twice the exercise price. The exercise price for the Company rights will be $90.00, subject to certain adjustments.

The rights will not become exercisable by virtue of (i) any person’s or group’s beneficial ownership, as of the Distribution Date, of 15% or more of the Class B Common Stock of the Company, unless such person or group acquires beneficial ownership of additional shares of the Company’s Class B Common Stock after June 18, 2014; (ii) the repurchase of the Company’s shares that causes a holder to become the beneficial owner of 15% or more of the Company’s Class B Common Stock, unless such holder acquires beneficial ownership of additional shares representing one percent or more of the Company’s Class B Common Stock; (iii) acquisitions by way of a pro rata stock dividend or a stock split; (iv) acquisitions solely as a result of any unilateral grant of any security by the Company or through the exercise of any options, warrants, rights or similar interests (including restricted stock) granted by the Company to its directors, officers and employees pursuant to any equity incentive or award plan; or (v) certain acquisitions determined by the Company’s Board of Directors to be inadvertent, provided, that following such acquisition, the acquirer promptly, but in any case within 10 business days, divests a sufficient number of shares so that such person would no longer otherwise qualify as an acquiring person.

NOTE 11. EQUITY-BASED COMPENSATION

For the fiscal year ended June 30, 2014, the Company’s employees participated in the Company’s 2013 Long-Term Incentive Plan (the “2013 LTIP”) which was approved by the Compensation Committee of 21st Century Fox’s Board of Directors (the “21st Century Fox Compensation Committee”) prior to the Separation. The Company has the ability to award up to 30 million shares under the terms of the 2013 LTIP in addition to the converted awards described below under “News Corporation Incentive Plans subsequent to the Separation.” The equity-based compensation expense recorded by the Company for fiscal 2014 includes the direct expenses associated with equity awards granted to the Company’s employees under the 2013 LTIP. Prior to the Separation from 21st Century Fox, the Company’s employees participated in 21st Century Fox’s equity-based compensation plans (the “21st Century Fox Plans”) pursuant to which they were granted 21st Century Fox equity awards. The equity-based payment expense recorded by the Company prior to the Separation includes the expense associated

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

with the employees historically attributable to the Company’s operations, as well as an allocation of equity-based compensation expense for 21st Century Fox corporate employees who provided certain centralized support functions.

The following table summarizes the Company’s equity-based compensation expense reported in the Statements of Operations:

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions)
News Corporation’s employees	$34	$41	$30
Allocated(a)	—	8	14

Total	$34	$49	$44

Total intrinsic value of stock options exercised	$2	$23	$12

(a)	The allocated expense includes executive directors and corporate executives of 21st Century Fox, allocated using a proportional allocation methodology, which management has deemed to be reasonable.

As of June 30, 2014, total compensation cost not yet recognized for all plans presented related to unvested awards held by the Company’s employees was approximately $50 million and is expected to be recognized over a weighted average period between one and two years.

The tax benefit recognized on vested RSUs for the Company’s employees and stock options exercised by the Company’s employees was $8 million, $10 million and $3 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

News Corporation Incentive Plans subsequent to the Separation

Subsequent to the Separation, employees of News Corporation participate in the 2013 LTIP under which equity-based compensation, including stock options, PSUs, restricted stock, RSUs and other types of awards, can be granted. The Compensation Committee of the Board of Directors determines the recipients, type of award to be granted and amounts of awards granted under the 2013 LTIP.

In addition, in connection with the Separation, RSUs and PSUs that vested on or after January 1, 2014 and stock option awards that expired on or after January 1, 2014 were converted into new equity awards of the Company, in accordance with the Employee Matters Agreement that the Company entered into with 21st Century Fox in connection with the Separation (the “Employee Matters Agreement”), using a formula designed to preserve the value of the awards immediately prior to the Separation. Converted awards have the same terms and features as the original awards, except with respect to PSU performance metrics, which were adjusted to account for the impact of the Separation. These awards will be settled under the terms of the Company’s 2013 LTIP.

21st Century Fox Incentive Plans prior to the Separation

Prior to the Separation, the Company’s employees participated in the 21st Century Fox Plans under which equity-based compensation, including stock options, PSUs, restricted stock, RSUs and other types of awards, were granted. The 21st Century Fox Compensation Committee determined the recipients, type of award to be granted and amounts of awards granted under the 21st Century Fox Plans. Stock options awarded under the 21st Century Fox Plans were granted at exercise prices which were equal to or exceeded the market price at the date

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

of grant. The majority of equity-based compensation awards which vested on or prior to December 31, 2013 were settled in 21st Century Fox stock. As of June 30, 2014, all awards held by the Company’s employees will be settled in shares of the Company.

Summary of Incentive plans

The fair value of equity-based compensation granted under the 2013 LTIP or the 21st Century Fox Plans, as applicable, is calculated according to the type of award issued. Cash settled awards are marked-to-market at each reporting period.

Performance Stock Units

PSUs are fair valued on the date of grant and expensed using a straight-line method as the awards cliff vest at the end of the three year performance period. The number of shares expected to vest is based on management’s determination of the probable outcome of the performance condition, which requires considerable judgment. The number of shares that will be issued upon the vesting of PSUs can range from 0% to 200% of the target award. The Company records a cumulative adjustment in periods in which its estimate of the number of shares expected to vest changes. Additionally, the expense recognized is ultimately adjusted to reflect the actual vested shares following the achievement, if any, of the performance conditions. The number of awards which vest are also impacted by the Company’s three-year total shareholder return (“TSR”) as measured against the three-year TSR of the companies that comprise the Standard and Poor’s 500 Index. The fair value of the TSR condition is determined using a Monte Carlo simulation model. Any person who holds PSUs shall have no ownership interest in the shares to which such PSUs relate until and unless the shares are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited equity-based compensation awards become available for future grants.

In the second quarter of fiscal 2014, certain executives of the Company responsible for various business units each received a grant of PSUs that has a three year performance measurement period beginning on July 1, 2013. The awards are subject to the achievement of pre-defined targets for cumulative earnings per share and consolidated free cash flow growth for the applicable performance period. The majority of these awards will be settled in shares of the Company’s Class A Common Stock subject to the achievement of the relevant performance metrics and participants’ continued employment with the Company.

In the first quarter of fiscal 2013 and 2012, respectively, certain executives of the Company responsible for various business units each received a grant of PSUs that has a three year performance measurement period beginning in July 2012 and 2011, respectively. The awards are subject to the achievement of pre-defined goals for operating profit, cash flow and key divisional performance indicators for the applicable performance period. These awards were converted to equity awards of the Company and the majority will be settled in shares of the Company’s Class A Common Stock subject to the achievement of the relevant performance metrics and participants’ continued employment with the Company.

For the fiscal years ended June 30, 2014, 2013 and 2012, a total of 4.3 million, 1.7 million and 1.8 million target PSUs were granted to the Company’s employees, respectively, of which 2.7 million, 1.2 million and 1.2 million, respectively, will be settled in Class A Common Stock of the Company, with the remaining having been granted to executive directors and to employees in certain foreign locations, being settled in cash.

Restricted Stock Units

RSU awards are grants that entitle the holder to shares of the Company’s Class A Common Stock or the cash equivalent value of such shares based on the expected vesting date. The fair value of RSUs issued under the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2013 LTIP or 21st Century Fox Plans is based upon the fair market value of the shares underlying the awards on the grant date. Any person who holds RSUs shall have no ownership interest in the shares to which such RSUs relate until and unless shares are delivered to the holder. Certain RSU awards are settled in cash and are subject to the terms and conditions of the 2013 LTIP and such other terms and conditions as were previously established by the 21st Century Fox Compensation Committee or as may be established by the Company’s Compensation Committee.

During fiscal 2014, certain employees of the Company received a grant of time-vested RSUs that typically vest over three years. The awards are subject to the participants’ continued employment with the Company.

In fiscal 2013 and 2012, certain executives responsible for various business units within the Company had the opportunity to earn a grant of RSUs under the 21st Century Fox Plans. These awards were conditioned upon the achievement of pre-determined operating profit goals for fiscal 2013 and 2012 by the executive’s respective business unit. If the actual fiscal 2013 and 2012 operating profit of the executive’s business unit as compared to its pre-determined target operating profit for the fiscal year was within a certain performance goal range, the executive was entitled to receive a grant of RSUs pursuant to a Performance Award. To the extent that it was determined that the business unit’s actual fiscal 2013 and 2012 operating profit fell within the performance goal range for that fiscal year, the executive received a percentage of his or her annualized base salary, ranging from 0% to 100%, in time-vested RSUs representing shares of Class A Common Stock of either 21st Century Fox or the Company depending on the vesting date of such awards. As of June 30, 2014, all such RSUs have been settled by the Company in accordance with the terms of the awards.

During the fiscal years ended June 30, 2014, 2013 and 2012, 0.2 million, 0.2 million and 1.0 million RSUs were granted to the Company’s employees, respectively, which primarily vest over three to four years. RSUs held by the Company’s employees as of the Distribution Date were settled in shares of 21st Century Fox’s Class A Common Stock if such awards vested on or prior to December 31, 2013. The remaining awards will be settled in shares of the Company’s Class A Common Stock or the cash equivalent value of such shares under the 2013 LTIP upon vesting. During the fiscal years ended June 30, 2013 and 2012, approximately 266,000 and 395,000 of cash-settled RSUs held by the Company’s employees vested, respectively. No cash-settled RSUs held by the Company’s employees vested during the fiscal year ended June 30, 2014. Cash paid to the Company’s employees for vested cash-settled RSUs was approximately nil for the fiscal year ended June 30, 2014 and $6 million in each of the fiscal years ended 2013 and 2012.

The following table summarizes the activity related to the target PSUs and RSUs granted to the Company’s employees which will be settled in shares of the Company (RSUs and PSUs in thousands):

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Number of shares	Weighted average grant- date fair value(d)	Number of shares	Weighted average grant- date fair value(d)	Number of shares	Weighted average grant- date fair value(d)
PSUs and RSUs
Unvested units at beginning of the year	5,557	$9.46	3,076	$14.81	2,204	$13.52
Granted	2,924	19.06	1,414	24.83	2,189	15.14
Vested(a)	(24)	10.70	(869)	14.46	(991)	13.14
Cancelled	(1,235)	11.39	(426)	15.52	(326)	14.61
Units impacted by the Separation(b)	—	—	(609)	17.02	—	—
Units granted in conversion, as a result of the Separation	—	—	2,971	9.46	—	—

Unvested units at the end of the year(c)	7,222	$13.00	5,557	$9.46	3,076	$14.81

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(a)	The fair value of RSUs held by the Company’s employees that vested during the fiscal years ended June 30, 2014, 2013 and 2012 was nil, $20 million and $16 million, respectively.
(b)

Represented 0.9 million of unvested PSUs and RSUs as of June 28, 2013, the date of the Separation, which were converted to and were settled in shares of 21st Century Fox Class A Common Stock as such awards vested on or prior to December 31, 2013, offset by 0.3 million awards which represent PSUs and RSUs held by 21st Century Fox Corporate employees who became employed by the Company during the previous 12 months. These awards have been assumed by the Company and will be settled in the shares of the Company.

(c)	The intrinsic value of these unvested RSUs and target PSUs was approximately $130 million as of June 30, 2014.
(d)

The weighted average grant date fair value prior to June 30, 2013 represents the fair value of awards granted with respect to 21st Century Fox Class A Common Stock prior to conversion to awards of the Company. The weighted average grant date fair value of awards as of and subsequent to June 30, 2013 represents the fair value of the award using the conversion ratio set forth by the 21st Century Fox Compensation Committee.

Stock Options

As of June 28, 2013, the Company’s employees participated in certain stock option plans which were assumed by the Company. Outstanding awards under these plans were converted to and will be settled in Class A Common Stock of the Company as the expiration of such awards was subsequent to December 31, 2013. No stock options have been granted by the Company during fiscal 2014.

The following table summarizes information about stock option transactions for the employee stock option plans (options in thousands):

	Fiscal 2014		Fiscal 2013			Fiscal 2012
	Options	Weighted average exercise price(c)	Options	Weighted average exercise price(c)		Options	Weighted average exercise price(c)
		(in US$)		(in US$)	(in A$)		(in US$)	(in A$)
Outstanding at the beginning of the year	463	$5.88	4,086	$12.40	$18.27	9,094	$12.36	$18.98
Exercised	(200)	5.39	(2,924)	12.57	18.53	(2,303)	9.28	15.40
Cancelled	—	—	(191)	12.39	18.86	(2,705)	14.92	23.09
Options impacted by the Separation(a)	—	—	(786)	11.27	17.08	—
Shares granted in conversion, as a result of the Separation	—	—	278	5.88	—	—

Outstanding at the end of the year(b)	263	$6.25	463	$5.88	$—	4,086	$12.40	$18.27

Exercisable at the end of the year	263		463			3,722

(a)	Represents 0.8 million of outstanding options as of the Distribution Date, which were converted into and settled in shares of 21st Century Fox Class A Common Stock.
(b)

Represents the total number of outstanding options as of the Distribution Date which was converted to and will be settled in Class A Common Stock of the Company as the options expire subsequent to December 31, 2013. The intrinsic value of options outstanding held by the Company’s employees as of June 30, 2014, 2013 and 2012 was $3.1 million, $4.3 million and $18.4 million, respectively. There were no unvested stock options at June 30, 2014 and 2013.

(c)

The weighted average exercise price prior to June 30, 2013 represents the exercise price of options granted with respect to 21st Century Fox Class A Common Stock prior to conversion to awards of the Company.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The weighted average exercise price of awards as of and subsequent to June 30, 2013 represents the exercise price of the awards using the conversion ratio set forth by the 21st Century Fox Compensation Committee.

The exercise prices for the stock options issued prior to 21st Century Fox’s reorganization in November 2004 are in Australian dollars. The U.S. dollar equivalents presented above have been converted at historical exchange rates; therefore, the proceeds from the exercise of these stock options may differ due to fluctuations in exchange rates in periods subsequent to the date of the grant.

NOTE 12. EARNINGS PER SHARE

On the Distribution Date, approximately 579 million shares of News Corporation common stock were distributed to 21st Century Fox stockholders as of the Record Date and were outstanding as of June 30, 2013. This share amount is being utilized for the calculation of both basic and diluted earnings (loss) per share for all years presented prior to the Distribution Date as no News Corporation common stock or equity-based awards were outstanding prior to June 28, 2013.

The dilutive effect of the Company’s equity-based awards issued in connection with the Separation is included in the computation of diluted earnings (loss) per share in periods subsequent to the Separation.

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions, except per share amounts)
Net income (loss) attributable to News Corporation stockholders	$239	$506	$(2,075)
Less: Adjustments to Net income (loss) attributable to News Corporation stockholders
Redeemable preferred stock dividends(a)	(2)	—	—

Net income (loss) available to News Corporation stockholders—basic and diluted	$237	$506	$(2,075)

Weighted-average number of shares of common stock outstanding—basic	579.0	578.8	578.8
Add: Effect of dilutive securities
Equity awards	0.7	0.6	—

Weighted-average number of shares of common stock outstanding— diluted	579.7	579.4	578.8

Net income (loss) per share available to News Corporation stockholders— basic	$0.41	$0.87	$(3.58)
Net income (loss) per share available to News Corporation stockholders—diluted	$0.41	$0.87	$(3.58)

(a)	Refer to Note 9—Redeemable Preferred Stock

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 13. RELATED PARTY TRANSACTIONS AND 21ST CENTURY FOX INVESTMENT

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates, to sell certain broadcast rights and purchase and/or sell advertising and administrative services. The following table sets forth the net revenue from related parties included in the Statements of Operations:

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions)
Related party revenue, net of expense	$349	$242	$61

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the Balance Sheets:

	As of June 30,
	2014	2013
	(in millions)
Accounts receivable from related parties	$2	$2
Amounts due from 21st Century Fox	66	247
Notes receivable from related parties	425	412
Accounts payable to related parties	—	—

Relationship Between News Corp and 21st Century Fox After the Separation

In conjunction with the Separation, the Company entered into the Separation and Distribution Agreement, Transition Services Agreement (“TSA”), Tax Sharing and Indemnification Agreement (the “Tax Sharing and Indemnification Agreement”) and Employee Matters Agreement with 21st Century Fox to effect the Separation and to provide a framework for the Company’s relationship with 21st Century Fox subsequent to the Separation.

The Separation and Distribution Agreement between the Company and 21st Century Fox contains the key provisions relating to the separation of the Company’s business from 21st Century Fox and the distribution of the Company’s common stock to 21st Century Fox stockholders. The Separation and Distribution Agreement identifies the assets that were transferred and liabilities that were assumed by the Company from 21st Century Fox in the Separation and describes how these transfers and assumptions and assignments occurred. In accordance with the Separation and Distribution Agreement, the Company’s aggregate cash and cash equivalents balance at the Distribution Date was to be approximately $2.6 billion. As of June 30, 2013, the Company had cash and cash equivalents of $2.4 billion. The remaining $0.2 billion was received from 21st Century Fox during the first quarter of fiscal 2014 and was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of June 30, 2013.

Also, as part of the Separation and Distribution Agreement, 21st Century Fox will indemnify the Company for payments, on an after-tax basis, made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. (See Note 14—Commitments and Contingencies).

Under the TSA, the Company and 21st Century Fox will provide to each other certain specified services on a transitional basis, including, among others, payroll, employee benefits and pension administration, information systems, insurance, legal and other corporate services, as well as procurement and sourcing support. The charges

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The Company anticipates that it will generally be in a position to complete the transition of most services (excluding certain insurance, sourcing and other services) on or before 24 months following the Distribution Date. Services under the TSA began on July 1, 2013. As a result, there was no financial impact resulting from the TSA in fiscal 2013. Costs associated with these services were not material for the fiscal year ended June 30, 2014.

The Tax Sharing and Indemnification Agreement governs the Company’s and 21st Century Fox’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Under the Tax Sharing and Indemnification Agreement, the Company will generally indemnify 21st Century Fox against taxes attributable to the Company’s assets or operations for all tax periods or portions thereof after the Separation. For taxable periods or portions thereof prior to the Separation, 21st Century Fox will generally indemnify the Company against U.S. consolidated and combined taxes attributable to such periods, and the Company will indemnify 21st Century Fox against the Company’s separately filed U.S. state and foreign taxes and foreign consolidated and combined taxes for such periods. The Tax Sharing and Indemnification Agreement also provides that the proceeds, if any, from the refund of certain foreign income taxes (plus interest) of a subsidiary of the Company that were claimed prior to the Separation are to be paid to 21st Century Fox, net of certain taxes (See Note 17—Income Taxes).

The Employee Matters Agreement governs the Company’s and 21st Century Fox’s obligations with respect to employment, compensation, benefits and other related matters for employees of certain of the Company’s U.S.-based businesses. In general, the Employee Matters Agreement addresses matters relating to employees transferring to the Company’s U.S. businesses and former employees of those businesses that participated in benefit plans (including postretirement benefits) and programs, that were retained by 21st Century Fox following the Separation. The Employee Matters Agreement also addresses equity compensation matters relating to employees of all of the Company’s businesses, both U.S. and non-U.S. (See Note 11—Equity-Based Compensation and Note 15—Retirement Benefit Obligations).

Relationship between News Corp and 21st Century Fox Prior to the Separation

Historically, 21st Century Fox has provided services to and funded certain expenses for the Company that have been included as a component of 21st Century Fox investment within Stockholders Equity such as: global real estate and occupancy, and employee benefits. In addition, as discussed in Note 1—Description of Business and Basis of Presentation, the Company’s Financial Statements for the fiscal years ended June 30, 2013 and 2012 included general corporate expenses of 21st Century Fox which were not historically allocated to the Company for certain support functions that were provided on a centralized basis within 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others (“General Corporate Expenses”). For purposes of these stand-alone financial statements, the General Corporate Expenses incurred prior to the Separation have been allocated to the Company. The General Corporate Expenses incurred prior to the Separation are included in the Statements of Operations in Selling, general and administrative expenses and accordingly as a component of 21st Century Fox investment. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated or combined revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying these Financial Statements, including the assumptions regarding allocating General Corporate Expenses from 21st Century Fox, were reasonable. Nevertheless, these Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s consolidated and combined results of operations, financial position and cash flows had it been a stand-alone company during the applicable periods. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The corporate allocations made during the fiscal years ended June 30, 2013 and 2012 of $240 million and $212 million, respectively, included both general corporate expenses of 21st Century Fox which were not historically allocated to the Company of $112 million and $102 million, respectively, and historical direct allocations, primarily consisting of rent, insurance and stock compensation expense, of approximately $128 million and $110 million, respectively.

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

The following table summarizes the components of the net decrease in 21st Century Fox investment for the fiscal years ended June 30, 2013 and 2012:

	For the fiscal years ended June 30,
	2013	2012
	(in millions)
Cash pooling and general financing activities(a)	$(176)	$(1,178)
Corporate allocations	240	212
Cash transfer from 21st Century Fox for acquisitions and dispositions	1,933	—
Contribution of assets and liabilities assumed upon Separation:
Cash	786	—
Amounts due from 21st Century Fox(b)	247	—
Taxes payable(c)	571	—
Deferred taxes, net of valuation allowances(d)	416	—
Cost and equity-based investments	127	—
Employee benefits and compensation liabilities	(94)	—
Redeemable preferred stock	(20)	—
Other liabilities, net	(11)	—
Conversion of 21st Century Fox investment to Additional paid-in capital	(12,287)	—

Net decrease in 21st Century Fox investment	$(8,268)	$(966)

(a)

The activities included in the line item “Cash pooling and general financing activities” include financing activities for capital transfers, cash sweeps and other treasury services prior to the Separation. Such pooling activities no longer exist between the Company and 21st Century Fox post-Separation.

(b)

The amounts due from 21st Century Fox consisted of a receivable of $207 million related to the final cash distribution which was received from 21st Century Fox during the first quarter of fiscal 2014 and $40 million related to the indemnification of certain costs related to the U.K. Newspaper Matters as discussed below.

(c)

For purposes of the Company’s Financial Statements for periods prior to the Separation, income tax expense has been recorded as if the Company filed tax returns on a stand-alone basis separate from 21st Century Fox by applying the separate tax returns method. This amount represents the difference between the separate return method and the actual income tax liabilities allocated to the Company, pursuant to the applicable tax law, as of the Distribution Date.

(d)

The deferred taxes primarily relate to a U.S. deferred tax asset of $429 million ($378 million, net of valuation allowance) as a result of the increased tax basis recognized for goodwill and intangible assets pursuant to the internal reorganization, that transferred to the Company upon Separation.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2014:

	As of June 30, 2014
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
		(in millions)
Purchase obligations(a)	$1,301	$432	$315	$169	$385
Sports programming rights(b)	626	187	363	68	8
Operating leases(c)
Land and buildings	1,832	141	233	266	1,192
Plant and machinery	9	5	4	—	—

Total commitments and contractual obligations	$3,768	$765	$915	$503	$1,585

(a)	The Company has commitments under purchase obligations related to printing contracts, capital projects, marketing agreements and other legally binding commitments.
(b)

The Company has sports programming rights commitments with National Rugby League, Football Federation Australia, English Premier League as well as certain other broadcast rights which are payable through fiscal 2021.

(c)

The Company leases office facilities, warehouse facilities, printing plants and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2062. This amount includes approximately $315 million of office facilities that have been subleased from 21st Century Fox.

The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements for production. Since the quantities purchased annually under these contracts are not fixed and based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.

In accordance with ASC 715, the total accrued benefit liability for pension and other postretirement benefit plans recognized as of June 30, 2014 was approximately $217 million (See Note 15—Retirement Benefit Obligations). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

In January 2014, the Company signed a 30 year lease to relocate all of its various London operations to a single new location. The lease terminates in 2044, with an early termination option in fiscal 2039. The Company’s London-based staff of News U.K., Dow Jones, and HarperCollins will be housed together for the first time which the Company expects will allow for improved collaboration and additional efficiencies. Staff commenced relocation to the new London site in June 2014.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff in the litigation and Robbins Geller Rudman & Dowd as lead counsel. Thereafter, on July 3, 2012, the court issued an order providing that an amended consolidated complaint was to be filed by July 31, 2012. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to comprise February 15, 2011 to July 18, 2011. Defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to comprise July 8, 2009 to July 18, 2011. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including all payments in connection with the Wilder Litigation.

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

Civil claims have also been brought against the Company with respect to the U.K. Newspaper Matters. The Company has admitted liability in many civil cases and has settled a number of cases. The Company has also

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

settled a number of claims through a private compensation scheme established by the Company under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

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

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $169 million, $183 million and $199 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. These costs are included in Selling, general and administrative expenses in the Company’s Statements of Operations. With respect to the fees and costs incurred during the fiscal year ended June 30, 2014, the Company has been or will be indemnified by 21st Century Fox for $97 million, net of tax, pursuant to the indemnification arrangements described above. Accordingly, the Company recorded a contra expense for the after-tax costs that were or will be indemnified of $97 million in Selling, general and administrative expenses for the fiscal year ended June 30, 2014 and recorded a corresponding receivable from 21st Century Fox. Therefore, the net impact on Selling, general and administrative expenses was $72 million for the fiscal year ended June 30, 2014.

Refer to the table below for the net impact of the U.K. Newspaper Matters on Selling, general and administrative expenses recorded in the Statements of Operations:

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions)
Gross legal and professional fees related to the U.K. Newspaper Matters	$169	$183	$199
Indemnification from 21st Century Fox	(97)	—	—

Net impact on Selling, general and administrative expenses	$72	$183	$199

With respect to the fees and costs incurred on or prior to June 30, 2013, the Company will be indemnified by 21st Century Fox for $40 million, net of tax, and the Company recorded an indemnification asset of $40 million as of June 30, 2013. As the liabilities were incurred while the Company was a wholly-owned subsidiary of 21st Century Fox, the indemnification asset was established as part of the Separation through 21st Century Fox’s investment in equity.

As of June 30, 2014, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $110 million, of which approximately $66 million will be indemnified by 21st Century Fox and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of June 30, 2014. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Stockholder Rights Agreement Litigation

On July 7, 2014, Miramar Police Officers’ Retirement Plan, a purported stockholder of the Company, filed a verified complaint in the Court of Chancery of the State of Delaware against the Company and its Board of Directors, styled Miramar Police Officers’ Retirement Plan v. Murdoch et al., C.A. No. 9860-CB. The complaint alleges, among other things, that the Company and the Board of Directors breached the terms of a settlement agreement, dated April 12, 2006, by entering into a one-year extension to the stockholder rights agreement on June 18, 2014 without first seeking stockholder approval. The complaint further alleges that the Board of Directors breached its fiduciary duties in approving the one-year extension to the stockholder rights agreement, seeks a declaration that the extension is null and void and requests an award of attorneys’ fees and costs. While it is not possible to predict with any degree of certainty the ultimate outcome of this action, the Company and the Board of Directors believe that the allegations in the complaint are without merit and intend to defend against them vigorously.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Commencing on February 24, 2012, five purported consumer class actions were filed in the Canadian provinces of British Columbia, Quebec and Ontario, which relate to the decisions by certain publishers, including HarperCollins, to sell their e-books in Canada pursuant to an agency relationship. The actions seek as relief special, general and punitive damages, injunctive relief and the costs of the litigations. On May 8, 2014, the parties entered into a settlement agreement, which is subject to court approval, the terms of which will not be material to the Company.

In July 2012, HarperCollins Canada, a wholly-owned subsidiary of HarperCollins, learned that the Canadian Competition Bureau (“CCB”) had commenced an inquiry regarding the sale of e-books in Canada. In February 2014, HarperCollins reached a proposed settlement with the CCB on terms substantially similar to the DOJ settlement described above, and on February 7, 2014, the CCB registered that consent agreement with the Competition Tribunal. On February 21, 2014, Kobo Inc. (“Kobo”) filed an application to rescind or vary the consent agreement with the Competition Tribunal, and, on March 18, 2014, the Competition Tribunal issued an order staying the registration of the consent agreement. The stay will remain in effect pending further order of the Competition Tribunal or final disposition of Kobo’s application.

The Company is not able to predict the ultimate outcome or cost of the unresolved HarperCollins matters described above. During the fiscal years ended June 30, 2014, 2013 and 2012, the legal and professional fees and settlement costs incurred in connection with these matters were not material, and as of June 30, 2014, the Company did not have a material accrual related to these matters.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable antitrust laws and intends to defend itself vigorously.

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

On February 4, 2014, the magistrate judge entered an order granting the motion for expedited discovery. NAI, NAM FSI and NAM In-Store Services filed their objections to the order before the District Court on February 11, 2014 and concurrently filed a motion to stay the decision of the magistrate judge pending the District Court’s consideration of their objections. On March 10, 2014, NAI, NAM FSI and NAM In-Store Services filed a motion to enforce the parties’ settlement agreement that sought an order that certain of Valassis’s claims, if they are allowed to proceed, must be considered by a three-member panel of antitrust experts pursuant to the parties’ agreements. On May 20, 2014, the District Court issued an order overruling the objections to the magistrate judge’s decision on Valassis’s motion for expedited discovery and determining that the motion to stay the magistrate judge’s decision was therefore moot. In the same order, the District Court terminated the motion to enforce the parties’ settlement agreement on the grounds that the issues raised in this motion would be addressed in the context of the NAM Group’s motion to dismiss Valassis’s newly-filed complaint, described below.

On March 11, 2014, the Court referred the NAM Group’s motion to dismiss Valsassis’s newly-filed complaint to the magistrate judge for determination. On July 16, 2014, the magistrate judge granted the NAM Group’s motion in part with respect to certain claims and stayed the remainder of the action.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

NOTE 15. RETIREMENT BENEFIT OBLIGATIONS

Employees Participation in Pension Plans Subsequent to the Separation

The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries (“Direct Plans”). Plans in the U.S., U.K. and Australia are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through income are recorded in Accumulated other comprehensive income net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets and mortality rates. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2014, 2013 and 2012.

Employees Participation in Pension Plans Prior to the Separation

Prior to the Separation, certain of the Company’s employees participated in shared plans which were sponsored by 21st Century Fox and included participants of the Company’s subsidiaries and other 21st Century Fox subsidiaries (“Shared Plans”). Such Shared Plans were accounted for as multiemployer benefit plans. Therefore, no asset or liability was recorded to recognize the funded status. The related pension expenses allocated to the Company were based primarily on pensionable compensation of active participants and accounted for in a manner similar to a defined contribution plan.

During the fourth quarter of fiscal 2013, pursuant to the Employee Matters Agreement, the assets and liabilities of the Shared Plans allocable to the Company’s employees were transferred to newly-established plans of the Company. Assets of $58 million, projected benefit obligations of $106 million and $36 million of Other comprehensive income ($22 million, net of tax) were recorded for pension benefits in the U.S. transferred from 21st Century Fox, in addition to a $20 million pension contribution made by the Company. A projected benefit obligation of $11 million and $3 million of Other comprehensive income ($2 million, net of tax) were recorded for an unfunded retirement plan in the U.S. transferred from 21st Century Fox. Such plans were considered Direct Plans as of June 30, 2013 and were accounted for as defined benefit pension and postretirement plans subsequent to the Separation.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Summary of Funded Status

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The combined domestic and foreign pension and postretirement plans resulted in a net pension liability of $217 million and $353 million at June 30, 2014 and 2013, respectively.

During the fiscal year ended June 30, 2014, the Company reduced its Retirement benefit obligations by approximately $69 million due to plan changes. Of the total reduction, $41 million was due to changes made to the Company’s retiree medical plans during the first quarter of fiscal 2014. The reduction was recognized in Other comprehensive income during the period and will be amortized over the remaining expected life of the plans’ participants as actuarially determined. The remaining $28 million resulted from the decision to freeze future benefits for certain domestic pension benefit plans in the third quarter of fiscal 2014. These reductions were recognized in Other comprehensive income during the period in which the plan changes were made and will be amortized over the remaining expected life of the plans’ participants as actuarially determined.

In addition, during the first quarter of fiscal 2014 approximately $37 million of contributions were made by a third party in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. This contribution further reduced the Company’s Retirement benefit obligation and resulted in a gain being recognized in Other, net in the Statement of Operations during the fiscal year ended June 30, 2014.

The Company recognized these amounts in the Balance Sheets at June 30, 2014 and June 30, 2013 as follows:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits
	As of June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Other non-current assets	$—	$—	$67	$6	$—	$—
Other current liabilities	—	(1)	(1)	(1)	(11)	(12)
Retirement benefit obligations	(49)	(86)	(84)	(88)	(139)	(171)

Net amount recognized	$(49)	$(87)	$(18)	$(83)	$(150)	$(183)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table sets forth the change in the projected benefit obligation, change in the fair value of the Company’s plan assets and funded status:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits
	As of June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Projected benefit obligation, beginning of the year	$342	$257	$1,114	$1,159	$183	$230
Service cost	4	1	12	18	1	1
Interest cost	16	11	51	51	7	8
Benefits paid	(15)	(14)	(47)	(47)	(10)	(11)
Settlements(a)	(12)	(10)	(36)	(103)	—	—
Actuarial (gain)/loss(b)	35	(20)	39	81	9	(44)
Foreign exchange rate changes	—	—	117	(53)	2	(1)
Liabilities assumed upon Separation	—	117	—	—	—	—
Plan curtailments	(20)	—	—	4	(1)	—
Amendments, transfers and other	—	—	2	4	(41)	—

Projected benefit obligation, end of the year	350	342	1,252	1,114	150	183

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	255	189	1,031	960	—	—
Actual return on plan assets	36	11	73	110	—	—
Employer contributions(c)	37	21	100	159	—	—
Benefits paid	(15)	(14)	(47)	(47)	—	—
Settlements(a)	(12)	(10)	(36)	(103)	—	—
Foreign exchange rate changes	—	—	111	(51)	—	—
Assets received upon Separation(d)	—	58	—	—	—	—
Amendments, transfers and other	—	—	2	3	—	—

Fair value of plan assets, end of the year	301	255	1,234	1,031	—	—

Funded status	$(49)	$(87)	$(18)	$(83)	$(150)	$(183)

(a)	Amounts related to payments made to former employees of the Company in full settlement of their deferred pension benefits.
(b)

Fiscal 2014 actuarial losses for domestic pension and postretirement benefits primarily related to changes in the discount rate and strengthening of the mortality tables utilized in measuring plan obligations as of June 30, 2014. Fiscal 2014 actuarial losses for foreign pension benefits primarily related to changes in the discount rate as of June 30, 2014. Fiscal 2013 actuarial gains for domestic pension benefits primarily related to changes in the discount rate and for postretirement benefits primarily related to changes in the discount rate as of June 30, 2013 and improvements in claims experience in measuring plan obligations as of June 30, 2013. Fiscal 2013 actuarial losses for foreign pension benefits primarily related to inflation rate changes and strengthening of the mortality tables utilized in measuring plan obligations as of June 30, 2013.

(c)

During the first quarter of fiscal 2014 approximately $37 million of contributions were made by a third party in connection with the sale of a business in a prior period on behalf of former employees who retain certain pension benefits. In fiscal 2013, the Company made approximately $115 million in contributions in connection with the Separation.

(d)	Of the $58 million in assets received as part of the Separation, $20 million related to a receivable from 21st Century Fox which was received during the first quarter of fiscal 2014.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Amounts recognized in Accumulated other comprehensive income consist of:

	Pension Benefits				Postretirement Benefits
	Domestic		Foreign
	As of June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Actuarial losses	$108	$121	$420	$351	$18	$9
Prior service (benefit)	—	—	—	—	(54)	(27)

Net amounts recognized	$108	$121	$420	$351	$(36)	$(18)

Amounts in Accumulated other comprehensive income expected to be recognized as a component of net periodic pension cost in fiscal 2015:

	Pension Benefits		Postretirement Benefits
	Domestic	Foreign
	As of June 30, 2014
	(in millions)
Actuarial losses	$3	$13	$—
Prior service (benefit)	—	—	(13)

Net amounts recognized	$3	$13	$(13)

Accumulated pension benefit obligations as of June 30, 2014 and 2013 were $1,590 million and $1,424 million, respectively. Below is information about funded and unfunded pension plans.

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Projected benefit obligation	$339	$324	$11	$18	$350	$342
Accumulated benefit obligation	339	302	11	17	350	319
Fair value of plan assets	301	255	—	—	301	255

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2014	2013	2014	2013	2014	2013
	(in millions)
Projected benefit obligation	$1,183	$1,057	$69	$57	$1,252	$1,114
Accumulated benefit obligation	1,171	1,048	69	57	1,240	1,105
Fair value of plan assets	1,234	1,031	—	—	1,234	1,031

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The accumulated benefit obligation exceeds the fair value of plan assets for all domestic pension plans. Below is information about foreign pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets.

	Funded Plans		Unfunded Plans
	As of June 30,
	2014	2013	2014	2013
	(in millions)
Projected benefit obligation	$237	$691	$69	$57
Accumulated benefit obligation	237	691	69	57
Fair value of plan assets	221	660	—	—

Summary of Net Periodic Benefit Costs

The Company recorded $7 million, $56 million and $45 million in net periodic benefit costs in the Statements of Operations for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Costs associated with the Company’s Direct Plans are included in net periodic benefit costs—Direct below. Costs associated with the Shared Plans prior to the Separation are included in the net periodic benefit costs—Employees participation in 21st Century Fox plans below. In addition, a portion of certain other benefit plan costs incurred by 21st Century Fox were allocated to the Company prior to the Separation and these costs are included in net periodic benefit costs—Corporate allocations. Benefit costs related to employee participation in 21st Century Fox plans and Corporate allocations did not recur in periods subsequent to the Separation.

The amortization of amounts related to unrecognized prior service costs (credits) and deferred losses were reclassified out of Other comprehensive income as a component of net periodic benefit costs. In addition, approximately $4 million related to settlements, curtailments and other was reclassified out of Other comprehensive income as a component of net periodic benefit costs during the fiscal year ended June 30, 2014.

The components of net periodic benefits costs were as follows:

	Pension Benefits						Postretirement Benefits
	Domestic			Foreign
	For the fiscal years ended June 30,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(in millions)
Service cost benefits earned during the period	$4	$1	$—	$12	$18	$19	$1	$1	$2
Interest costs on projected benefit obligations	16	11	13	51	51	60	7	8	10
Expected return on plan assets	(17)	(13)	(13)	(76)	(65)	(69)	—	—	—
Amortization of deferred losses	4	3	2	12	15	14	(1)	3	1
Amortization of prior service costs	—	—	—	—	—	—	(13)	(13)	(16)
Settlements, curtailments and other	4	—	—	3	15	8	—	—	—

Net periodic benefits costs- Direct	11	2	2	2	34	32	(6)	(1)	(3)
Employees participation in 21st Century Fox plans	—	16	10	—	—	—	—	—	—
Corporate allocations(a)	—	5	4	—	—	—	—	—	—

Net periodic benefits costs- Total	$11	$23	$16	$2	$34	$32	$(6)	$(1)	$(3)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(a)	The allocated expense includes corporate executives of 21st Century Fox, allocated using a proportional allocation methodology, which management has deemed as reasonable.

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits
	For the fiscal years ended June 30,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.5%	5.0%	4.3%	4.2%	4.5%	4.5%	4.0%	4.7%	3.8%
Rate of increase in future compensation	N/A	5.3%	3.3%	3.6%	3.7%	3.3%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.0%	4.3%	5.8%	4.5%	4.5%	5.7%	4.7%	3.8%	5.3%
Expected return on plan assets	7.0%	7.0%	7.0%	6.8%	6.7%	7.0%	N/A	N/A	N/A
Rate of increase in future compensation	5.3%	5.3%	3.3%	3.7%	3.3%	3.8%	N/A	N/A	N/A

N/A—not applicable

The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement Benefits
	Fiscal 2014	Fiscal 2013
Health care cost trend rate	6.6%	6.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	5.1%
Year that the rate reaches the ultimate trend rate	2027	2019

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2014:

	Service and Interest Costs	Benefit Obligation
	(in millions)
One percentage point increase	$1	$15
One percentage point decrease	$(1)	$(13)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected Benefit Payments
	Pension Benefits		Postretirement Benefits
	Domestic	Foreign
	(in millions)
Fiscal year:
2015	$21	$62	$11
2016	19	60	12
2017	19	63	12
2018	20	64	11
2019	19	67	11
2020-2024	100	366	52

Plan Assets

The Company applies the provisions of ASC 715, which requires disclosures including: (i) investment policies and strategies; (ii) the major categories of plan assets; (iii) the inputs and valuation techniques used to measure plan assets; (iv) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (v) significant concentrations of risk within plan assets.

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2014 and 2013:

	As of June 30, 2014				As of June 30, 2013
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Short-term investments	$—	$—	$—	$—	$—	$—	$—	$—
Pooled funds:(a)
Money market funds	6	—	6	—	49	—	49	—
Domestic equity funds	87	—	87	—	65	—	65	—
International equity funds	332	105	227	—	373	126	247	—
Domestic fixed income funds	149	—	149	—	108	—	108	—
International fixed income funds	543	—	543	—	304	—	304	—
Balanced funds	377	—	377	—	350	—	350	—
Other	41	29	—	12	37	26	—	11

Total	$1,535	$134	$1,389	$12	$1,286	$152	$1,123	$11

(a)

Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets as of June 30, 2014 and 2013:

	Partnership Interests	Other	Total
	(in millions)
Balance, June 30, 2012	$4	$12	$16
Actual return on plan assets:
Relating to assets still held at end of period	—	(1)	(1)
Relating to assets sold during the period	—	—	—
Purchases, sales, settlements and issuances	(4)	—	(4)
Transfers in and out of Level 3	—	—	—

Balance, June 30, 2013	$—	$11	$11
Actual return on plan assets:
Relating to assets still held at end of period	—	2	2
Relating to assets sold during the period	—	—	—
Purchases, sales, settlements and issuances	—	(1)	(1)
Transfers in and out of Level 3	—	—	—

Balance, June 30, 2014	$—	$12	$12

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprised of 31% equity securities, 53% fixed income securities and 16% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2014	2013
Asset Category:
Equity securities	30%	37%
Debt securities	52%	39%
Cash and other	18%	24%

Total	100%	100%

Required pension plan contributions for the next fiscal year are expected to be approximately $10 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 16. OTHER POSTRETIREMENT BENEFITS

Multiemployer Pension and Postretirement Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the newspaper businesses. The risks of participating in these multiemployer pension plans are different from single-employer pension plans such that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan being borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to the Company, the Company was listed on certain Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded. The funded status of one of the plans which the Company was listed as providing more than 5% of total contributions reported yellow zone status for the plan year beginning June 1, 2013 to the Department of Labor and is implementing a funding improvement plan. Total contributions made by the Company to multiemployer pension plans for each of the fiscal years ended June 30, 2014, 2013 and 2012 was approximately $5 million, respectively.

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $136 million, $134 million and $141 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Deferred Compensation Plan

The Company has non-qualified deferred compensation plans for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The unfunded obligation of the plan, included in Other liabilities, as of June 30, 2014 and 2013 was $33 million and $30 million, respectively and the majority of these plans are closed to new employees.

NOTE 17. INCOME TAXES

The income tax accounts reflected in the Balance Sheets as of June 30, 2013 include income taxes payable and deferred taxes allocated to the Company at the time of the Separation. Under the Company’s Tax Sharing and Indemnification Agreement with 21st Century Fox, income taxes payable related to the Company’s U.S. federal and state consolidated tax filings for periods prior to the Separation are the responsibility of 21st Century Fox. The calculation of the Company’s income taxes involves significant judgment and requires the use of both estimates and allocations.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Loss) income before income tax (benefit) expense was attributable to the following jurisdictions:

	For the fiscal years ended June 30,
	2014(a)	2013	2012
	(in millions)
U.S.	$(821)	$(432)	$(829)
Foreign	424	605	(1,548)

(Loss) income before income tax (benefit)	$(397)	$173	$(2,377)

(a)	See discussion of Foreign Tax Refund below.

The significant components of the Company’s income tax (benefit) were as follows:

	For the fiscal years ended June 30,
	2014(a)	2013	2012
	(in millions)
Current:
U.S.
Federal	$11	$183	$29
State & local	(19)	21	11
Foreign	(734)	99	104

Total current tax	(742)	303	144

U.S.
Federal	17	(317)	(254)
State & local	12	(33)	(31)
Foreign	22	(327)	(196)

Total deferred tax	51	(677)	(481)

Total income tax (benefit)	$(691)	$(374)	$(337)

(a)	See discussion of Foreign Tax Refund below.

Foreign Tax Refund

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

In the first quarter of fiscal 2014, the foreign tax authority determined that it would not appeal such ruling received by the Company in July 2013 and therefore, a portion of the uncertain matter was resolved during the three months ended September 30, 2013. In the second quarter of fiscal 2014, the foreign tax authority completed its review and the remaining uncertain matter was resolved during the three months ended December 31, 2013. For the fiscal year ended June 30, 2014, the Company recorded $794 million for the gross tax refund and interest owed to the Company by a foreign tax authority upon completion of its review of the uncertain tax matter.

The Company recorded a tax benefit, net of applicable taxes on interest, of $721 million for the fiscal year ended June 30, 2014 to Income tax benefit in the Statements of Operations. Refunds received related to these matters were remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the fiscal year ended June 30, 2014, the Company recorded an expense to Other, net of $721 million for the payment to 21st Century Fox in the Statements of Operations which is included in U.S. pre-tax book income in the table of jurisdictional earnings above.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Refer to the table below for the net impact of the tax refund and interest, net of tax, recorded in the Statements of Operations:

For the fiscal year ended June 30, 2014
(in millions)
Other, net	$(721)
Income tax benefit	721

Net impact to the Statement of Operations	$—

The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate of 35% was:

	For the fiscal years ended June 30,
	2014	2013	2012
U.S. federal income tax rate	35%	35%	35%
State and local taxes, net	1	(2)	1
Foreign operations at lower tax rates(a)	17	(35)	(4)
Foreign tax refund received(b)	182	—	—
Foreign tax refund paid to 21st Century Fox(b)	(64)	—	—
Impact of CMH transaction(c)	—	(247)	—
Non-taxable gain on SKY Network Television Ltd.(d)	—	(56)	—
Non-deductible goodwill on asset impairment(e)	—	87	(16)
Other	3	2	(2)

Effective tax rate(f)	174%	(216)%	14%

(a)

The Company’s foreign operations are located primarily in Australia and the United Kingdom (“UK”) which have lower income tax rates than the U.S. For the year ended June 30, 2014, the effect of foreign operations had the opposite impact on the effective tax rate from the prior years due to the overall pre-tax book loss. The significant amount of pre-tax income from foreign jurisdictions in fiscal 2013 disclosed in the table of jurisdictional earnings above is primarily attributable to non-recurring gains from our operations in Australia, including the CMH transaction, and gain from the sale of the Company’s investment in SKY Network Television Ltd. which are discussed in footnotes (d) and (e) below. The impact of foreign operations on the Company’s effective tax rate is dependent on the mix of pre-tax book income or loss amongst jurisdictions and the overall level of pre-tax book income, including non-recurring items. In addition to tax rates in Australia and the UK being lower than in the U.S., in fiscal 2013, the effect of our foreign operations had a greater percentage impact on our effective tax rate than in prior years due to the Company’s comparatively low amount of overall pre-tax book income in that year.

(b)

The Company recorded a tax benefit, net of applicable taxes on interest, of $721 million for the fiscal year ended June 30, 2014 to Income tax benefit in the Statements of Operations related to certain foreign tax refunds received. See the discussion of Foreign Tax Refund above. The tax benefit related to these refunds increased our effective tax rate 182%.

These foreign tax refunds received were remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the fiscal year ended June 30, 2014, the Company recorded an expense to Other, net of approximately $721 million for the payment to 21st Century Fox in the Statements of Operations. This expense is a non-deductible item the tax effect of which is approximately $252 million and reflected as a decrease of approximately 64% in our effective tax rate.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(c)

The Company recognized a non-recurring pre-tax gain of approximately $1.3 billion associated with the acquisition of CMH for the fiscal year ended June 30 2013. This pre-tax gain does not give rise to taxable income. The 247% reduction in our effective tax rate in fiscal 2013 is attributable to the non-taxable gain recognized on the acquisition of CMH, which was a result of revaluing the Company’s non-controlling interest to fair value as of the acquisition date, as well as the reversal of the historic deferred tax liability related to the consolidation of FOX SPORTS Australia. See Note 3—Acquisitions, Disposals and Other Transactions for further information.

(d)

In March 2013, the Company sold its 44% equity interest in SKY Network Television Ltd. and recorded a non-taxable gain of approximately $321 million which was included in Other, net in the Statements of Operations for the fiscal year ended June 30, 2013. See Note 5—Investments.

(e)

The Company recorded non-cash charges related to the impairment of Goodwill. To the extent these expenses are non-deductible they have an impact on our effective tax rate. See Note 7—Goodwill and Other Intangible Assets

(f)

For the fiscal year ended June 30, 2014, the effective tax rate of 174% represents an income tax benefit when compared to a pre-tax book loss. As a result, certain reconciling items between the U.S. federal income tax rate and the Company’s effective tax rate may have the opposite impact as in prior years. For the fiscal year ended June 30, 2013, the negative effective tax rate results from the Company’s total tax benefit when compared to pre-tax book income. Further, reconciling items for the fiscal year ended June 30, 2013 have a greater percentage impact on the Company’s effective tax rate due to the comparatively lower amount of pre-tax book income and related tax at the U.S. statutory tax rate of 35%.

The Company recognized current and deferred income taxes in the Balance Sheets at June 30, 2014 and 2013, respectively:

	As of June 30,
	2014	2013
	(in millions)
Other current assets	$76	$55
Other non-current assets	146	139
Other current liabilities	(36)	(61)
Deferred income taxes	(224)	(152)

Net deferred tax liabilities	$(38)	$(19)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
	2014	2013
	(in millions)
Deferred tax assets:
Accrued liabilities	$49	$61
Capital loss carryforwards	1,120	1,124
Retirement benefit obligations	89	105
Net operating loss carryforwards	262	275
Business credits	47	20
Other	225	155

Total deferred tax assets	1,792	1,740

Deferred tax liabilities:
Asset basis difference and amortization	(376)	(366)
Other	(61)	(2)

Total deferred tax liabilities	(437)	(368)

Net deferred tax asset before valuation allowance	1,355	1,372
Less: valuation allowance (See Note 20 - Valuation and Qualifying Accounts)	(1,393)	(1,391)

Net deferred tax liabilities	$(38)	$(19)

Prior to the Separation, 21st Century Fox executed an internal restructuring transaction to facilitate the separation of the companies. The internal transaction was structured in a manner that resulted in an increase of approximately $1.0 billion in the U.S. tax basis to fair market value of certain intangible assets, including goodwill, owned by the Company, and which will be amortizable in future years for tax purposes. As part of this internal restructuring, News America Incorporated (“NAI”), a subsidiary of 21st Century Fox, transferred certain assets to, and received common stock and cumulative redeemable preferred stock of a new U.S. subsidiary that is now a subsidiary of the Company. NAI sold the preferred stock to an unrelated third party prior to the Separation and retained the proceeds from this sale. (See Note 9—Redeemable Preferred Stock). Prior to the Separation, the increased tax basis and related amortization deductions were deferred because the Company was a part of the same consolidated tax group. However, upon the Separation, the Company separated from 21st Century Fox’s consolidated tax group and, at that point, the Company obtained a fair market value tax basis in the transferred intangible assets including goodwill. Accordingly, the Company recognized a U.S. deferred tax asset of $363 million which was recorded to equity. A valuation allowance of $12 million was also recorded to equity to reduce the state tax portion of this deferred tax asset to an amount that will more likely than not be realized as of June 30, 2013.

As of June 30, 2014, the Company had approximately $1.1 billion of net operating loss carryforwards available to offset future taxable income in various jurisdictions. This includes $213 million in Australia and $509 million in the U.K. both of which can be carried forward indefinitely, $324 million in various other foreign jurisdictions of which $30 million are subject to various expiration periods, and $294 million of which can be carried forward indefinitely, and $13 million in various U.S. state and local jurisdictions which are subject to varying expiration periods. The Company has recorded a deferred tax asset of $262 million and $275 million (net of approximately $48 million and $10 million, respectively, of unrecognized tax benefits) associated with its net operating loss carryforwards as of June 30, 2014 and 2013, respectively. Valuation allowances of $142 million and $100 million have been established to reduce the deferred tax asset associated with the Company’s net operating losses to an amount that will more likely than not be realized as of June 30, 2014 and 2013, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of June 30, 2014, the Company had approximately $2.3 billion and $2.1 billion of capital loss carryforwards in Australia and the U.K., respectively, which may be carried forward indefinitely. Realization of such capital losses is dependent on the generation of capital gain taxable income and in certain cases, meeting certain continuity of business requirements in order to utilize such losses. The Company has recorded a deferred tax asset of $1.1 billion and $1.1 billion (net of approximately nil and $101 million, respectively, of unrecognized tax benefits) as of June 30, 2014 and 2013, respectively. In accordance with the Company’s accounting policy, valuation allowances of $1.1 billion and $1.1 billion have been established to reduce the deferred tax asset associated with the Company’s capital losses to an amount that will more likely than not be realized as of June 30, 2014 and 2013, respectively.

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

The Tax Sharing and Indemnification Agreement also contains restrictions on the Company’s ability to take actions that could cause the Separation or certain internal transactions undertaken in anticipation of the Separation to fail to qualify for tax free treatment for U.S. federal income tax purposes. These restrictions will apply for the two year period after the Separation, unless the Company obtains the consent of 21st Century Fox to take such an action. Moreover, the Tax Sharing and Indemnification Agreement generally provides that if the Separation or the internal transactions that were intended not to be subject to U.S. federal income tax are determined to be subject to U.S. federal income tax and such determination was the result of certain actions taken, or omitted to be taken, after the Separation by the Company or any of its subsidiaries that (i) were inconsistent with any representation or covenant made in connection with the private letter ruling or opinion of 21st Century Fox’s tax counsel, (ii) violated any representation or covenant in the Tax Sharing and Indemnification agreement, or (iii) the Company or any of its subsidiaries know or reasonably should expect may result in any such determination, the Company will be responsible for any taxes imposed on 21st Century Fox as a result of such determination.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Uncertain Tax Positions

The following table sets forth the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions)
Balance, beginning of period	$127	$132	$132
Additions for prior year tax positions	39	1	—
Additions for current year tax positions	5	6	5
Reduction for prior year tax positions	(114)	—	—
Impact of currency translations	1	(12)	(5)

Balance, end of period	$58	$127	$132

The change to uncertain tax positions impacting the effective tax rate is $10 million. The remaining change relates to uncertain tax positions recorded net against deferred tax assets for which full valuation allowances have been provided.

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized interest charges of nil, $1 million and $1 million during the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The Company recorded liabilities for accrued interest of approximately $2 million and $6 million as of June 30, 2014 and 2013, respectively.

The Company is subject to tax in various domestic and international jurisdictions and, as a matter of ordinary course, the Company is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its financial condition, future results of operations or liquidity. The U.S. Internal Revenue Service has concluded its examination of 21st Century Fox’s returns through fiscal 2008. Additionally, the Company’s income tax returns for the fiscal 2007 through 2013 and fiscal 2009 through 2013 are subject to examination in the U.K. and Australia, respectively. Consequently, it is reasonably possible that uncertain tax positions may increase or decrease in the next twelve months, however, actual developments in this area could differ from those currently expected. As of June 30, 2014 and 2013, approximately $12 million and $26 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. The amount of uncertain tax liabilities which may be resolved within the next twelve months is not expected to be material.

The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $3.8 billion as of June 30, 2014. The amount of undistributed earnings reflects adjustments related to the separation from 21st Century Fox that were finalized with the filing of our fiscal 2013 tax returns.

During the fiscal year ended June 30, 2014, 2013 and 2012, the Company paid gross income taxes of $116 million, $107 million and $118 million, respectively, and received income tax refunds of $837 million, $22 million and $30 million, respectively. The income tax refunds for the fiscal year ended June 30, 2014 included the $794 million related to amounts received from a foreign tax authority as discussed above.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 18. SEGMENT INFORMATION

In the fourth quarter of fiscal 2014, the Company changed the composition of its reporting segments to present the Digital Education business separately as its own segment. As a result of the change, the Company reports its business in the following six segments:

•

News and Information Services—The News and Information Services segment includes the global print and digital product offerings of The Wall Street Journal and Barron’s publications, Marketwatch.com, and the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones Private Markets and DJX.

The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing (“NAM”), a leading provider of free-standing inserts, in-store marketing products and services and digital marketing solutions. NAM’s customers include many of the largest consumer packaged goods advertisers in the U.S. and Canada.

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia, with seven television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League, international cricket and the Rugby Union. Prior to the November 2012 acquisition of the portion of FOX SPORTS Australia that it did not own, the Company accounted for its investment in FOX SPORTS Australia under the equity method of accounting. Following the acquisition, the Company owns 100% of FOX SPORTS Australia and its results are included within this segment.

•

Digital Real Estate Services—The Company owns 61.6% of REA Group Limited (“REA Group”), a publicly traded company listed on the ASX (ASX: REA) that is a leading digital advertising business specializing in real estate services. REA Group operates Australia’s largest residential property website, realestate.com.au, as well as Australia’s leading commercial property website, realcommercial.com.au. REA Group also operates a market-leading Italian property site, casa.it, and other property sites and apps in Europe and Asia.

•

Book Publishing—The Book Publishing segment consists of HarperCollins which is one of the largest English-language consumer publishers in the world, with particular strengths in general fiction, nonfiction, children’s and religious publishing, and an industry leader in digital publishing. HarperCollins includes over 60 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Publishers, William Morrow and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Mitch Albom, Veronica Roth, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird and the Divergent series.

•

Digital Education—The Company’s Digital Education segment consists of Amplify, which is dedicated to creating technology solutions that transform the way teachers teach and students learn in three areas:

•

Amplify Insight, Amplify’s data and assessment business, which formerly operated under the brand Wireless Generation, Inc., commenced operations in 2000 and was acquired in fiscal 2011. Amplify Insight provides powerful assessment products and services to support teachers and school districts, including student assessment tools and analytic technologies, intervention programs, enterprise education information systems, and professional development and consulting services.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

•

Amplify Learning, Amplify’s curriculum business, is developing digital content for K-12 English Language Arts, Math and Science, including software that will combine interactive, game-like experiences, rich, immersive media and sophisticated analytics to make the classroom teaching and learning experience more engaging, rigorous, personalized and effective. Amplify Learning’s digital curriculum incorporates the new Common Core State Standards adopted by most states in the U.S. and is available for use on multiple platforms.

•

Amplify Access, Amplify’s platform business, is delivering a tablet-based distribution system to facilitate personalized instruction and enable anytime, anywhere learning. Amplify Access offers a bundle that includes a tablet designed for the K-12 market, instructional software and curated third-party content, as well as implementation support.

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group, and costs related to the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business. Segment EBITDA provides management, investors and equity analysts with a measure to analyze operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). The following table reconciles Total Segment EBITDA to Net income attributable to News Corporation stockholders.

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions)
Revenues:
News and Information Services	$6,153	$6,731	$7,058
Cable Network Programming	491	324	—
Digital Real Estate Services	408	345	286
Book Publishing	1,434	1,369	1,189
Digital Education	88	102	84
Other	—	20	37

Total Revenues	8,574	8,891	8,654

Segment EBITDA:
News and Information Services	$665	$795	$939
Cable Network Programming	128	63	—
Digital Real Estate Services	214	168	129
Book Publishing	197	142	86
Digital Education	(193)	(141)	(50)
Other	(241)	(339)	(322)

Total Segment EBITDA	770	688	782

Depreciation and amortization	(578)	(548)	(483)
Impairment and restructuring charges	(94)	(1,737)	(2,763)
Equity earnings of affiliates	90	100	90
Interest, net	68	77	56
Other, net	(653)	1,593	(59)

(Loss) income before income tax benefit	(397)	173	(2,377)
Income tax benefit	691	374	337

Net income (loss)	294	547	(2,040)
Less: Net income attributable to noncontrolling interests	(55)	(41)	(35)

Net income (loss) attributable to News Corporation	$239	$506	$(2,075)

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions)
Depreciation and amortization:
News and Information Services	$458	$441	$416
Cable Network Programming	36	25	—
Digital Real Estate Services	20	20	16
Book Publishing	36	34	27
Digital Education	26	23	16
Other	2	5	8

Total Depreciation and amortization	$578	$548	$483

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions)
Capital expenditures:
News and Information Services	$268	$250	$301
Cable Network Programming	7	14	—
Digital Real Estate Services	24	22	21
Book Publishing	52	10	13
Digital Education	21	21	23
Other	7	15	17

Total Capital expenditures	$379	$332	$375

	As of June 30,
	2014	2013
	(in millions)
Total assets:
News and Information Services	$7,379	$7,562
Cable Network Programming	1,427	1,414
Digital Real Estate Services	438	393
Book Publishing	1,852	1,355
Digital Education	481	454
Other	2,303	1,966
Investments	2,609	2,499

Total assets	$16,489	$15,643

	As of June 30,
	2014	2013
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,646	$2,669
Cable Network Programming	1,181	1,170
Digital Real Estate Services	95	77
Book Publishing	619	605
Digital Education	378	390
Other	—	—

Total goodwill and intangible assets, net	$4,919	$4,911

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Geographic Segments

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions)
Revenues:(a)
U.S. and Canada(b)	$3,719	$3,862	$3,727
Europe(c)	2,045	2,048	1,960
Australasia and Other(d)	2,810	2,981	2,967

Total revenues	$8,574	$8,891	$8,654

(a)	Revenues are attributed to region based on location of customer.
(b)	Revenues include approximately $3.5 billion for fiscal 2014, $3.7 billion for fiscal 2013 and $3.6 billion for fiscal 2012 from customers in the U.S.
(c)	Revenues include approximately $1.8 billion for each of the fiscal years 2014 and 2013, and $1.7 billion for fiscal 2012 from customers in the U.K.
(d)	Revenues include approximately $2.6 billion for fiscal 2014, $2.8 billion in both fiscal 2013 and 2012 from customers in Australia.

	As of June 30,
	2014	2013
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$1,094	$1,156
Europe	1,318	1,163
Australasia and Other	1,133	1,132

Total long-lived assets	$3,545	$3,451

(a)	Reflects total assets less current assets, goodwill, intangible assets, investments and non-current deferred tax assets.

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Australasia comprises Australia, Asia, Papua New Guinea and New Zealand.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 19. ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

The following table sets forth the components of Other current assets included in the Balance Sheets:

	As of June 30,
	2014	2013
	(in millions)
Inventory(a)	$310	$301
Assets held for sale(b)	11	89
Deferred tax assets	76	55
Prepayments and other current assets	274	235

Total Other current assets	$671	$680

(a)	Inventory as of June 30, 2014 and 2013 was primarily comprised of books, newsprint, printing ink, plate material and programming rights.
(b)	Assets held for sale as of June 30, 2013 was comprised primarily of the net assets of the Dow Jones Local Media Group.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2014	2013
	(in millions)
Royalty advances to authors	$267	$248
Notes receivable(a)	83	108
Deferred tax assets	146	139
Other	186	103

Total Other non-current assets	$682	$598

(a)	Notes receivable relates to the Company’s sale of its former U.K. newspaper division headquarters. (See Note 3—Acquisitions, Disposals and Other Transactions).

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of June 30,
	2014	2013
	(in millions)
Current tax payable	$25	$28
Current deferred income tax	36	61
Royalties and commissions payable	168	154
Other	202	189

Total Other current liabilities	$431	$432

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$(721)	$—	$—
Gain on third party pension contribution(b)	37	—	—
Gain on sale of Australian property	36
Gain on CMH transaction(c)	—	1,263	—
Gain on sale of investment in SKY Network Television Ltd.(d)	—	321	—
Gain on the financial indexes business transactions(e)	—	12	—
Loss on sale of U.K. newspaper division headquarters(c)	—	—	(22)
Investment write-offs(d)	—	—	(30)
Other	(5)	(3)	(7)

Total Other, net	$(653)	$1,593	$(59)

(a)	See Note 17—Income Taxes
(b)	See Note 15—Retirement Benefit Obligations
(c)	See Note 3—Acquisitions, Disposals and Other Transactions
(d)	See Note 5—Investments
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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated other comprehensive income (loss) were as follows:

	For the fiscal years ended June 30,
	2014	2013	2012
	(in millions)
Accumulated other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$2	$1	$1
Fiscal year activity(a)	22	1	—

Balance, end of year	24	2	1

Pension plans:
Balance, beginning of year	(348)	(358)	(214)
Fiscal year activity(b)	(36)	10	(144)

Balance, end of year	(384)	(348)	(358)

Foreign currency translation:
Balance, beginning of year	617	1,404	1,744
Fiscal year activity(c)	354	(787)	(340)

Balance, end of year	971	617	1,404

Share of other comprehensive income from equity affiliates, net:
Balance, beginning of year	—	—	—
Fiscal year activity(d)	(1)	—	—

Balance, end of year	(1)	—	—

Total accumulated other comprehensive income (loss), net of tax:
Balance, beginning of year	271	1,047	1,531
Fiscal year activity, net of income taxes	339	(776)	(484)

Balance, end of year	$610	$271	$1,047

(a)	Net of income tax expense of $14 million, nil and $1 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
(b)	Net of income tax (benefit) expense of $(3) million, $5 million and $(50) million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
(c)	Excludes $2 million, $(10) million and $(5) million relating to noncontrolling interests for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
(d)	Net of income tax benefit of $1 million for the fiscal year ended June 30, 2014 and nil for the fiscal years ended June 30, 2013 and 2012.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 20. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2014
Allowances for returns and doubtful accounts	$(175)	$(120)	$—	$123	$(3)	$(175)
Deferred tax valuation allowance	(1,391)	(105)	—	—	103	(1,393)
Fiscal 2013
Allowances for returns and doubtful accounts	(186)	$(125)	$(4)	$133	$7	$(175)
Deferred tax valuation allowance	(1,261)	(84)	—	—	(46)	(1,391)
Fiscal 2012
Allowances for returns and doubtful accounts	(227)	(159)	—	196	4	(186)
Deferred tax valuation allowance	(1,312)	(34)	—	35	50	(1,261)

NOTE 21. QUARTERLY DATA (UNAUDITED)

For convenience purposes, all references to September 30, 2013 and September 30, 2012 refer to the three months ended September 29, 2013 and September 30, 2012, respectively. All references to December 31, 2013 and December 31, 2012 refer to the three months ended December 29, 2013 and December 30, 2012, respectively. All references to March 31, 2014 and March 31, 2013 refer to the three months ended March 30, 2014, and March 31, 2013, respectively.

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2014
Revenues	$2,072	$2,238	$2,078	$2,186
Net income	38	166	61	29
Net income attributable to News Corporation stockholders	27	151	48	13
Income available to News Corporation stockholders per share—basic	$0.05	$0.26	$0.08	$0.02
Income available to News Corporation stockholders per share—diluted	0.05	0.26	0.08	0.02
Fiscal 2013(a)
Revenues	$2,133	$2,321	$2,180	$2,257
Net (loss) income	(83)	1,411	332	(1,113)
Net (loss) income attributable to News Corporation stockholders	(92)	1,399	323	(1,124)

(Loss) income available to News Corporation stockholders per share—basic(b)	$(0.16)	$2.42	$0.56	$(1.94)
(Loss) income available to News Corporation stockholders per share—diluted(b)	(0.16)	2.42	0.56	(1.94)

(a)

In the quarter ended December 31, 2012, the Company recorded a gain on the CMH transaction of approximately $1.3 billion (See Note 3—Acquisitions, Disposals and Other Transactions). In the quarter ended March 31, 2013, the Company recorded a gain on the sale of its investment in SKY Network Television Ltd. of $321 million (See Note 5—Investments). In the quarter ended June 30, 2013, the Company recorded impairment charges of approximately $1.4 billion. (See Note 7—Goodwill and Other Intangible Assets).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(b)

The Separation was completed on June 28, 2013, and the Company issued 579 million shares of common stock. This initial share amount is being utilized for the calculation of both basic and diluted earnings per share for all years presented prior to the Distribution Date as no News Corporation common stock or equity-based awards were outstanding prior to June 28, 2013. The dilutive effect of the Company’s equity-based awards issued in connection with the Separation is included in the computation of diluted earnings per share in the period subsequent to the Separation. (See Note 12—Earnings per Share).

NOTE 22. SUBSEQUENT EVENTS

In August 2014, the Company completed its acquisition of Harlequin Enterprises Limited (“Harlequin”) from Torstar Corporation for a purchase price of C$455 million (approximately US$420 million), subject to certain adjustments. Harlequin is a leading publisher of women’s fiction, and this acquisition extends HarperCollins’ global platform, particularly in Europe and Asia Pacific. Harlequin will operate as a division of HarperCollins, and its results will be included within the Book Publishing segment. The Company is currently in the process of evaluating the purchase accounting implications, and as a result, disclosures required under ASC 805-10-50-2 (h) cannot be made at this time.

In July 2014, REA purchased 31,283,140 shares, or 17.22%, of iProperty Group Limited (ASX: IPP) from SeLoger.com SA, for total cash consideration of AUD $106 million (approximately US$100 million). iProperty Group has online property advertising operations in Malaysia, Indonesia, Hong Kong, Macau and Singapore, as well as investments in India and the Philippines.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 76 and 77, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Election of Directors” and is incorporated by reference in this Annual Report.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company’s Standards of Business Conduct and Code of Ethics is contained in the Proxy Statement under the heading “Corporate Governance Matters—Governing Documents” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company’s executive officers is contained in the Proxy Statement under the heading “Executive Officers of News Corp” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the procedures by which security holders may recommend nominees to the Board is contained in the Proxy Statement under the heading “Corporate Governance Matters—Stockholder Recommendation of Director Candidates” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company’s Audit Committee, including the Audit Committee’s members and its financial expert, is contained in the Proxy Statement under the headings “Corporate Governance Matters—Board Committees” and “Corporate Governance Matters—Board and Committee Composition for the Fiscal Year Ended June 30, 2014—Audit Committee” and is incorporated by reference in this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item with respect to executive compensation and director compensation is contained in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation,” respectively, and is incorporated herein by reference in this Annual Report.

The information required by this item with respect to compensation committee interlocks and insider participation is contained in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated by reference in this Annual Report.

The compensation committee report required by this item is contained in the Proxy Statement under the heading “Compensation Committee Report” and is incorporated by reference in this Annual Report.

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management is contained in the Proxy Statement under the heading “Risks Related to Compensation Policies and Practices” and is incorporated by reference in this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to securities authorized for issuance under the Company’s equity compensation plans is contained in the Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated herein by reference in this Annual Report.

The information required by this item with respect to the security ownership of certain beneficial owners and management is contained in the Proxy Statement under the heading “Security Ownership of News Corp” and is incorporated by reference in this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to transactions with related persons is contained in the Proxy Statement under the heading “Certain Relationships and Related-Party Transactions” and is incorporated by reference in this Annual Report.

The information required by this item with respect to director independence is contained in the Proxy Statement under the headings “Corporate Governance Matters—Director Independence” and “Corporate Governance Matters—Board Committees” and is incorporated by reference in this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Proxy Statement under the headings “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” and is incorporated by reference in this Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The Company’s Consolidated and Combined Financial Statements required to be filed as part of this Annual Report and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

2.	All other financial statement schedules are omitted because the required information is not applicable, or because the information called for is included in the Company’s Consolidated and Combined Financial Statements or the Notes to the Consolidated and Combined Financial Statements.

3.	Exhibits—The exhibits listed on the accompanying Exhibit Index filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

(b)	Not applicable.

(c)	The financial statements as of June 30, 2014 and June 30, 2013, and for the three years ended June 30, 2014, of the Foxtel Group, an equity investee, are included in this Form 10-K pursuant to Rule 3-09 of Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh Chief Financial Officer

Date: August 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Thomson Robert J. Thomson	Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2014

/s/ Bedi Ajay Singh Bedi Ajay Singh	Chief Financial Officer (Principal Financial Officer)	August 14, 2014

/s/ Kevin P. Halpin Kevin P. Halpin	Principal Accounting Officer	August 14, 2014

/s/ K. Rupert Murdoch K. Rupert Murdoch	Executive Chairman	August 14, 2014

/s/ Lachlan K. Murdoch Lachlan K. Murdoch	Non-Executive Co-Chairman	August 14, 2014

/s/ José María Aznar José María Aznar	Director	August 14, 2014

/s/ Natalie Bancroft Natalie Bancroft	Director	August 14, 2014

/s/ Peter L. Barnes Peter L. Barnes	Director	August 14, 2014

/s/ Elaine L. Chao Elaine L. Chao	Director	August 14, 2014

/s/ John Elkann John Elkann	Director	August 14, 2014

/s/ Joel I. Klein Joel I. Klein	Director	August 14, 2014

Signature	Title	Date

/s/ James R. Murdoch James R. Murdoch	Director	August 14, 2014

/s/ Ana Paula Pessoa Ana Paula Pessoa	Director	August 14, 2014

/s/ Masroor Siddiqui Masroor Siddiqui	Director	August 14, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Separation and Distribution Agreement, dated June 28, 2013, among News Corporation, New News Corporation and News Corp Holdings UK & Ireland. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.2	Tax Sharing and Indemnification Agreement, dated June 28, 2013, between News Corporation and New News Corporation. (Incorporated by reference to Exhibit 2.3 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.3	Transition Services Agreement, dated June 28, 2013, between News Corporation and New News Corporation. (Incorporated by reference to Exhibit 2.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.4	Employee Matters Agreement, dated June 28, 2013, between News Corporation and New News Corporation. (Incorporated by reference to Exhibit 2.4 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.5	FOX SPORTS Trade Mark Licence. (Incorporated by reference to Exhibit 2.5 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.6	FOX Trade Mark Licence. (Incorporated by reference to Exhibit 2.6 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

3.1	Restated Certificate of Incorporation of News Corporation (Incorporated by reference to Exhibit 3.1 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)

3.2	Amended and Restated By-laws of News Corporation. (Incorporated by reference to Exhibit 3.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

4.1	Amended and Restated Rights Agreement, dated as of June 18, 2014, between News Corporation and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on June 18, 2014.)

10.1	Amended and Restated Employment Agreement, effective August 5, 2014, between NC Transaction, Inc. and Mr. Robert Thomson. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 11, 2014.)±

10.2	Employment Agreement, dated November 26, 2012, between NC Transaction, Inc. and Mr. Bedi Ajay Singh. (Incorporated by reference to Exhibit 10.2 to the Amendment No. 3 to the New Newscorp Inc. Registration Statement on Form 10 (File No. 001-35769) filed with the Securities and Exchange Commission on April 26, 2013.)±

10.3	Employment Agreement, dated as of January 1, 2011, between News America Incorporated and Joel Klein. (Incorporated by reference to Exhibit 10.3 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)±

Exhibit Number	Exhibit Description

10.4	Assignment of and Amendment to Employment Agreement, dated as of June 28, 2013, to the Employment Agreement, dated as of January 1, 2011, between News America Incorporated and Joel Klein. (Incorporated by reference to Exhibit 10.4 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)±

10.5	News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective August 6, 2014. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 11, 2014.)±

10.6	Form of Agreement for FY2014-2016 Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)±

10.7	Form of Agreement for FY2014-2016 Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)±

10.8	NC Transaction, Inc. Restoration Plan. (Incorporated by reference to Exhibit 10.8 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)±

10.9	Form of Agreement for Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan.*±

10.10	Form of Agreement for Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. *±

10.11	Form of Agreement for Stock-Settled Restricted Share Units under the News Corporation 2013 Long-Term Incentive Plan. *±

10.12	Letter Agreement, dated June 27, 2014, from News Corporation to K. Rupert Murdoch.*±

10.13	Credit Agreement, dated as of October 23, 2013, among News Corporation, as borrower, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. and Citibank, N.A. as co-administrative agents, JPMorgan Chase Bank, N.A. as designated agent, Commonwealth Bank of Australia as syndication agent and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Commonwealth Bank of Australia as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on October 29, 2013.)

21.1	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP with respect to News Corporation.*

23.2	Consent of Ernst & Young LLP with respect to Foxtel Group.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

99.1	Audited Financial Statements as of June 30, 2014 for Foxtel Group.*

Exhibit Number	Exhibit Description

101	The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated and Combined Statements of Operations for the fiscal years ended June 30, 2014, 2013 and 2012; (ii) Consolidated and Combined Statements of Comprehensive Income (Loss) for the fiscal years ended June 30, 2014, 2013 and 2012; (iii) Consolidated Balance Sheets as of June 30, 2014 and 2013; (iv) Consolidated and Combined Statements of Cash Flows for the fiscal years ended June 30, 2014, 2013 and 2012; (v) Consolidated and Combined Statements of Equity for the fiscal years ended June 30, 2014, 2013 and 2012 and (vi) Notes to the Consolidated and Combined Financial Statements. **

*	Filed herewith
**	Furnished herewith
±	Management contract or compensatory plan or arrangement