Form 10-Q
period 2014-09-30
NEWS CORP
filed 2014-11-06
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, 380,445,548 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended September 30,
	Notes	2014	2013
Revenues:
Advertising		$920	$958
Circulation and Subscription		683	679
Consumer		390	311
Other		157	124

Total Revenues		2,150	2,072

Operating expenses		(1,314)	(1,295)
Selling, general and administrative		(666)	(636)
Depreciation and amortization		(131)	(141)
Impairment and restructuring charges	3	(4)	(27)
Equity earnings of affiliates	4	25	13
Interest, net		17	17
Other, net	14	48	(441)

Income (loss) before income tax (expense) benefit		125	(438)
Income tax (expense) benefit	12	(37)	476

Net income		88	38
Less: Net income attributable to noncontrolling interests		(23)	(11)

Net income attributable to News Corporation stockholders		$65	$27

Net income available to News Corporation stockholders per share:
Basic and diluted	8	$0.11	$0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited; millions)

	For the three months ended September 30,
	2014	2013
Net income	$88	$38
Other comprehensive (loss) income:
Foreign currency translation adjustments	(474)	201
Unrealized holding gains on securities(a)	(21)	—
Benefit plan adjustments(b)	16	11
Share of other comprehensive income from equity affiliates(c)	4	8

Other comprehensive (loss) income	(475)	220

Comprehensive (loss) income	(387)	258
Less: Net income attributable to noncontrolling interests	(23)	(11)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	17	(2)

Comprehensive (loss) income attributable to News Corporation stockholders	$(393)	$245

(a)	Net of income tax benefit of $10 million and nil for the three months ended September 30, 2014 and 2013, respectively.
(b)	Net of income tax expense of $4 million and $10 million for the three months ended September 30, 2014 and 2013, respectively.
(c)	Net of income tax expense of $2 million and $3 million for the three months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

	Notes	As of September 30, 2014	As of June 30, 2014
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$2,735	$3,145
Amounts due from 21st Century Fox	9	60	66
Receivables, net	14	1,411	1,388
Other current assets	14	659	671

Total current assets		4,865	5,270

Non-current assets:
Investments	4	2,497	2,609
Property, plant and equipment, net		2,910	3,009
Intangible assets, net		2,246	2,137
Goodwill		2,909	2,782
Other non-current assets	14	696	682

Total assets		$16,123	$16,489

Liabilities and Equity:
Current liabilities:
Accounts payable		$272	$276
Accrued expenses		1,132	1,188
Deferred revenue		404	369
Other current liabilities	14	485	431

Total current liabilities		2,293	2,264

Non-current liabilities:
Retirement benefit obligations	11	281	272
Deferred income taxes		245	224
Other non-current liabilities		302	310

Commitments and contingencies	10

Redeemable preferred stock		20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,381	12,390
Retained earnings		302	237
Accumulated other comprehensive income		152	610

Total News Corporation stockholders’ equity		12,841	13,243
Noncontrolling interests		141	156

Total equity	6	12,982	13,399

Total liabilities and equity		$16,123	$16,489

(a)	Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 380,442,176 and 379,392,985 shares issued and outstanding, net of 27,333,277 treasury shares at par at September 30, 2014 and June 30, 2014.
(b)	Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at September 30, 2014 and June 30, 2014.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the three months ended September 30,
	Notes	2014	2013
Operating activities:
Net income		$88	$38

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization		131	141
Equity earnings of affiliates	4	(25)	(13)
Cash distributions received from affiliates		17	—
Foreign tax refund payable to 21st Century Fox	12	—	483
Foreign tax refund receivable, net of applicable taxes	12	—	(483)
Other, net	14	(48)	(42)
Deferred income taxes and taxes payable	12	21	5
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(16)	(74)
Inventories, net		46	32
Accounts payable and other liabilities		(25)	(22)
Pension and postretirement benefit plans		(6)	(6)

Net cash provided by operating activities		183	59

Investing activities:
Capital expenditures		(114)	(67)
Acquisitions, net of cash acquired		(414)	(2)
Investments in equity affiliates and other		(115)	—
Proceeds from dispositions		114	96

Net cash (used in) provided by investing activities		(529)	27

Financing activities:
Net transfers from 21st Century Fox and affiliates		—	217
Dividends paid		(17)	(12)
Other, net		(9)	—

Net cash (used in) provided by financing activities		(26)	205

Net (decrease) increase in cash and cash equivalents		(372)	291
Cash and cash equivalents, beginning of period		3,145	2,381
Exchange movement on opening cash balance		(38)	16

Cash and cash equivalents, end of period		$2,735	$2,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, book publishing, cable network programming in Australia, digital real estate services, digital education and pay-TV distribution in Australia.

Basis of Presentation

The accompanying consolidated financial statements of the Company, which are referred to herein as the “Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. The preparation of the Company’s Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

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

The consolidated statements of operations are referred to as the “Statements of Operations” herein. The consolidated balance sheets are referred to as the “Balance Sheets” herein. The consolidated statements of cash flows are referred to as the “Statements of Cash Flows” herein.

The accompanying Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the Securities and Exchange Commission (“SEC”) on August 14, 2014 (the “2014 Form 10-K”).

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation. In the fourth quarter of fiscal 2014, the Company revised the composition of its reportable segments based on the guidance provided in Accounting Standards Codification (“ASC”) 280, “Segment Reporting.” The Company historically reported its business under five reporting segments: News and Information Services, Book Publishing, Cable Network Programming, Digital Real Estate Services and Other. The Company has separated its digital education business from the Other segment and its operations are now presented as six reportable segments (News and Information Services, Book Publishing, Cable Network Programming, Digital Real Estate Services, Digital Education and Other). All prior periods have been reclassified to reflect the Company’s revised segment presentation.

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2015 and fiscal 2014 each include 52 weeks. All references to the three months ended September 30, 2014 and 2013 relate to the three months ended September 28, 2014 and September 29, 2013, respectively. For convenience purposes, the Company continues to date its financial statements as of September 30.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The objective of ASU 2013-04 is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation (within the scope of this guidance) is fixed at the reporting date. Examples of obligations within the scope of ASU 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU 2013-04 became effective for the Company for interim reporting periods beginning July 1, 2014. The adoption of ASU 2013-04 did not have an impact on the Company’s Financial Statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 became effective for the Company for interim reporting periods beginning July 1, 2014. The adoption of ASU 2013-05 did not have an impact on the Company’s Financial Statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. ASU 2013-11 became effective for the Company for interim reporting periods beginning July 1, 2014. The adoption of ASU 2013-11 did not have an impact on the Company’s Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 removes inconsistencies and differences in existing revenue requirements between GAAP and International Financial Reporting Standards (“IFRS”) and requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will require companies to use more judgment and make more estimates, such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, when determining the amount of revenue to recognize. ASU 2014-09 is effective for the Company for annual and interim periods beginning after July 1, 2017. Once effective, ASU 2014-09 can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial adoption recognized at the date of initial application. The Company is currently evaluating the method of adoption to be utilized as well as the impact ASU 2014-09 will have on its Financial Statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation (Topic 718)” (“ASU 2014-12”). ASU 2014-12 clarifies guidance and eliminates diversity in practice on how to account for share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company for annual and interim periods beginning after July 1, 2016, however, early adoption is permitted. The Company is currently evaluating the impact of ASU 2014-12, but does not expect the adoption to have a significant impact on its Financial Statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40)” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU 2014-15 is effective for the Company for annual and interim periods beginning after July 1, 2016, however, early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a significant impact on its Financial Statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2015

In August 2014, the Company acquired Harlequin Enterprises Limited (“Harlequin”) from Torstar Corporation for $414 million in cash, net of $19 million of cash acquired. Harlequin is a leading publisher of women’s fiction and extends HarperCollins’ global platform, particularly in Europe and Asia Pacific. Harlequin operates as a division of HarperCollins, and its results are included within the Book Publishing segment. The Company recorded net tangible assets of approximately $90 million, primarily accounts receivable, accounts payable, author advances and inventory, at their estimated fair values at the date of acquisition. In accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), the excess purchase price of approximately $320 million has been allocated as follows: $90 million primarily to publishing rights which will be amortized over approximately 8 years, $100 million to imprints which have an indefinite life and approximately $180 million representing the goodwill on the transaction which also reflects the effect of a deferred tax liability of approximately $50 million associated with the intangible assets acquired. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.

Fiscal 2014

In September 2013, the Company sold the Dow Jones Local Media Group (“LMG”), which operated eight daily and 15 weekly newspapers in seven states. The gain recognized on the sale of LMG was not significant as the carrying value of the assets held for sale on the date of sale approximated the proceeds received.

NOTE 3. RESTRUCTURING AND IMPAIRMENT

During the three months ended September 30, 2014 and 2013, the Company recorded restructuring charges of $4 million and $27 million, respectively, of which $4 million and $23 million related to the newspaper businesses, respectively. The restructuring charges recorded in fiscal 2015 and 2014 were primarily for employee termination benefits.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in restructuring program liabilities were as follows:

	For the three months ended September 30,
	2014				2013
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$21	$7	$—	$28	$51	$6	$2	$59
Additions	4	—	—	4	23	3	1	27
Payments	(11)	(1)	—	(12)	(46)	(2)	(1)	(49)
Other	—	—	—	—	1	—	(1)	—

Balance, end of period	$14	$6	$—	$20	$29	$7	$1	$37

As of September 30, 2014, restructuring liabilities of approximately $16 million were included in the Balance Sheet in Other current liabilities and $4 million were included in Other non-current liabilities.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of September 30, 2014	As of September 30, 2014	As of June 30, 2014
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,767	$1,869
Other equity method investments	various	41	24
Loan receivable from Foxtel(b)	N/A	396	425
Available-for-sale securities(c)	various	153	151
Cost method investments(d)	various	140	140

Total Investments		$2,497	$2,609

(a)	The change in the Foxtel investment for the three months ended September 30, 2014 was primarily due to the impact of foreign currency fluctuations.
(b)	In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and Foxtel’s shareholders made pro rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($396 million and $425 million as of September 30, 2014 and June 30, 2014, respectively). The subordinated shareholder note can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder note has a maturity date of July 15, 2027, with interest of 12% payable on June 30 each year and at maturity. Upon maturity, the principal advanced will be repayable.
(c)	In August 2014, REA Group Limited (“REA Group”) completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive income and included in Other, net in the Statement of Operations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2014, REA Group purchased a 17.22% interest in iProperty Group Limited (ASX:IPP) (“iProperty”) for total cash consideration of approximately $100 million. iProperty has online property advertising operations primarily in Malaysia, Indonesia, Hong Kong, Macau and Singapore. In October 2014, REA Group agreed to sell Squarefoot, its Hong Kong based business, to iProperty in exchange for an additional 2.2% interest in iProperty. The transaction is expected to be completed in the second quarter of fiscal 2015 and is subject to customary closing conditions, including iProperty shareholder approval. Upon completion of the transaction and including an acquisition of additional shares of iProperty in October 2014, REA Group will hold an approximate 19.9% interest in iProperty, which it expects to account for as an equity method investment.

(d)	Cost method investments primarily include the Company’s investment in SEEKAsia Limited (“SEEK Asia”) and certain investments in China. In February 2014, SEEK Asia, in which the Company owns a 12.1% interest, agreed to purchase the online employment businesses of JobStreet Corporation Berhad (“JobStreet”), which will be combined with JobsDB, Inc., SEEK Asia’s existing online employment business. The transaction will be funded primarily through additional contributions by SEEK Asia shareholders. The Company’s share of the funding contribution is expected to be approximately $60 million and is subject to the closing of the JobStreet acquisition. The Company will continue to hold a 12.1% investment in SEEK Asia following the transaction.

The Company measures the fair market values of available-for-sale investments as Level 1 financial instruments under ASC 820 as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of September 30, 2014	As of June 30, 2014
	(in millions)
Cost basis of available-for-sale investments	$151	$113
Accumulated gross unrealized gain	25	38
Accumulated gross unrealized loss	(23)	—

Fair value of available-for-sale investments	$153	$151

Net deferred tax liability	$2	$14

Equity Earnings of Affiliates The Company’s share of the earnings of its equity affiliates was as follows:
	For the three months ended September 30,
	2014	2013
	(in millions)
Foxtel(a)	$25	$13
Other equity affiliates	—	—

Total Equity earnings of affiliates	$25	$13

(a)	In accordance with ASC 350, the Company amortized $16 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during both the three months ended September 30, 2014 and 2013. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the three months ended September 30,
	2014	2013
	(in millions)
Revenues	$728	$718
Operating income(a)	137	135
Net income	81	58

(a)	Includes Depreciation and amortization of $88 million and $86 million for the three months ended September 30, 2014 and 2013, respectively. Operating income before depreciation and amortization was $225 million and $221 million for the three months ended September 30, 2014 and 2013, respectively.

For the three months ended September 30, 2014, Foxtel’s revenues increased $10 million, or 1%, primarily driven by the impact of foreign currency fluctuations and growth in subscriber revenues. Operating income increased due to subscriber revenue growth, partially offset by increased operating expenses resulting from the impact of foreign currency fluctuations.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of September 30, 2014, the Company was in compliance with all of the applicable debt covenants.

The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement which varies based on the Company’s adjusted operating income leverage ratio. As of September 30, 2014, the Company is paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EQUITY

The following table summarizes changes in equity:

	For the three months ended September 30,
	2014			2013
	News Corporation stockholders	Noncontrolling Interests	Total Equity	News Corporation stockholders	Noncontrolling Interests	Total Equity
	(in millions)
Balance, beginning of period	$13,243	$156	$13,399	$12,558	$118	$12,676

Net income	65	23	88	27	11	38

Other comprehensive (loss) income	(458)	(17)	(475)	218	2	220

Dividends	—	(17)	(17)	—	(12)	(12)
Other	(9)	(4)	(13)	18	(1)	17

Balance, end of period	$12,841	$141	$12,982	$12,821	$118	$12,939

NOTE 7. EQUITY BASED COMPENSATION

Employees of the Company participate in the News Corporation 2013 Long-Term Incentive Plan (the “2013 LTIP”) under which equity-based compensation, including stock options, performance stock units (“PSUs”), restricted stock, restricted stock units (“RSUs”) and other types of awards can be granted. The Company has the ability to award up to 30 million shares under the terms of the 2013 LTIP. The Company recognized $12 million and $8 million of equity-based compensation expense for the three months ended September 30, 2014 and 2013, respectively.

Performance Stock Units

During the three months ended September 30, 2014, the Company granted 3.1 million PSUs at target, of which 2.0 million will be settled in Class A Common Stock of the Company with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked-to-market each reporting period.

During the three months ended September 30, 2014, approximately 2.0 million PSUs vested, of which approximately 1.5 million were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.5 million PSUs settled during the three months ended September 30, 2014 were settled in cash for approximately $8.2 million before statutory tax withholdings.

Restricted Stock Units

During the three months ended September 30, 2014, approximately 0.4 million RSUs vested, of which approximately 0.3 million were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.1 million RSUs settled during the three months ended September 30, 2014 were settled in cash for approximately $0.9 million before statutory tax withholdings.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the three months ended September 30,
	2014	2013
	(in millions, except per share amounts)
Net income available to News Corporation stockholders—basic and diluted	$65	$27
Weighted-average number of shares of common stock outstanding—basic	579.5	578.8
Dilutive effect of equity awards	0.4	0.7

Weighted-average number of shares of common stock outstanding—diluted	579.9	579.5

Net income per share available to News Corporation stockholders—basic	$0.11	$0.05
Net income per share available to News Corporation stockholders—diluted	$0.11	$0.05

NOTE 9. RELATIONSHIP BETWEEN NEWS CORP AND 21ST CENTURY FOX

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

In conjunction with the Separation, the Company entered into the Separation and Distribution Agreement (the “Separation and Distribution Agreement”), Transition Services Agreement (“TSA”), Tax Sharing and Indemnification Agreement and other related agreements with 21st Century Fox to effect the Separation and to provide a framework for the Company’s relationship with 21st Century Fox subsequent to the Separation.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Also, as part of the Separation and Distribution Agreement, 21st Century Fox will indemnify the Company for payments, on an after-tax basis, made after the Distribution Date arising out of civil claims and investigations relating to voicemail interception, illegal data access, inappropriate payments to public officials and obstruction of justice at the Company’s former publication, The News of the World, and at The Sun, and related matters (the “U.K. Newspaper Matters”), as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. (See Note 10—Commitments and Contingencies).

Amounts due from 21st Century Fox as of September 30, 2014 and June 30, 2014 included $60 million and $66 million, respectively, for amounts to be received relating to the indemnification of the U.K. Newspaper Matters. (See Note 10—Commitments and Contingencies for further information).

Under the TSA, the Company and 21st Century Fox provide each other with certain specified services on a transitional basis, including, among others, payroll, employee benefits and pension administration, information systems, insurance, legal and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The Company anticipates that it will generally be in a position to complete the transition of most services (excluding certain insurance, sourcing and other services) on or before 24 months following the Distribution Date. Services under the TSA began on July 1, 2013. Costs associated with these services were not material in the three months ended September 30, 2014.

The Tax Sharing and Indemnification Agreement governs the Company’s and 21st Century Fox’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Under the Tax Sharing and Indemnification Agreement, the Company will generally indemnify 21st Century Fox against taxes attributable to the Company’s assets or operations for all tax periods or portions thereof after the Separation. For taxable periods or portions thereof prior to the Separation, 21st Century Fox will generally indemnify the Company against U.S. consolidated and combined taxes attributable to such periods, and the Company will indemnify 21st Century Fox against the Company’s separately filed U.S. state and foreign taxes and foreign consolidated and combined taxes for such periods. The Tax Sharing and Indemnification Agreement also provides that the proceeds from the refund of certain foreign income taxes (plus interest) of a subsidiary of the Company that were claimed prior to the Separation be paid to 21st Century Fox, net of certain taxes. (See Note 12—Income Taxes).

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2014 have not changed significantly from the disclosures included in the 2014 Form 10-K.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. Except as otherwise provided below, for the contingencies disclosed for which there is at least a reasonable possibility that a loss may be incurred, the Company was unable to estimate the amount of loss or range of loss.

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

On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff in the litigation and Robbins Geller Rudman & Dowd as lead counsel. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to comprise February 15, 2011 to July 18, 2011. Defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to comprise July 8, 2009 to July 18, 2011. On August 11, 2014, defendants filed motions to dismiss the second amended consolidated complaint, and on October 24, 2014 plaintiffs opposed those motions. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including all payments in connection with the Wilder Litigation.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $28 million and $40 million for the three months ended September 30, 2014 and 2013, respectively. These costs are included in Selling, general and administrative expenses in the Company’s Statements of Operations. With respect to the fees and costs incurred during the three months ended September 30, 2014 and 2013, the Company has been or will be indemnified by 21st Century Fox for $14 million, net of tax, and $23 million, net of tax, respectively, pursuant to the indemnification arrangements described above. Accordingly, the Company recorded a contra expense for the after-tax costs that were or will be indemnified of $14 million and $23 million in Selling, general and administrative expenses for the three months ended September 30, 2014 and 2013, respectively, and recorded a corresponding receivable from 21st Century Fox. Therefore, the net impact on Selling, general and administrative expenses was $14 million and $17 million for the three months ended September 30, 2014 and 2013, respectively.

Refer to the table below for the net impact of the U.K. Newspaper Matters on Selling, general and administrative expenses recorded in the Statements of Operations:

	For the three months ended September 30,
	2014	2013
	(in millions)
Gross legal and professional fees related to the U.K. Newspaper Matters	$28	$40
Indemnification from 21st Century Fox	(14)	(23)

Net impact on Selling, general and administrative expenses	$14	$17

As of September 30, 2014, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $115 million, of which approximately $60 million will be indemnified by 21st Century Fox and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of September 30, 2014. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

Stockholder Rights Agreement Litigation

On July 7, 2014, Miramar Police Officers’ Retirement Plan, a purported stockholder of the Company, filed a complaint in the Court of Chancery of the State of Delaware against the Company and its Board of Directors, styled Miramar Police Officers’ Retirement Plan v. Murdoch et al., C.A. No. 9860-CB. The complaint alleges, among other things, that the Company and the Board of Directors breached the terms of a settlement agreement, dated April 12, 2006, by entering into a one-year extension to the Company’s stockholder rights agreement on June 18, 2014 without first seeking stockholder approval. The complaint further alleges that the Board of Directors breached its fiduciary duties in approving the one-year extension to the stockholder rights agreement, seeks a declaration that the extension is null and void and requests an award of attorneys’ fees and costs.

Defendants moved to dismiss the complaint, and on August 25, 2014, plaintiff amended the complaint to seek a declaratory judgment that the Company is bound and subject to the settlement agreement; that the agreement has been breached; that the Board of Directors acted in bad faith by adopting the stockholder rights agreement extension without stockholder approval; and, in the alternative, seeking reformation of the settlement agreement on the grounds of alleged mutual mistake. Thereafter, on September 9, 2014, all defendants moved to dismiss the amended complaint.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

While it is not possible to predict with any degree of certainty the ultimate outcome of this action, the Company and the Board of Directors believe that the allegations in the complaint are without merit and intend to defend against them vigorously.

HarperCollins

In 2011 and 2012, various civil lawsuits and governmental investigations were commenced against certain publishers, including the Company’s subsidiary, HarperCollins Publishers L.L.C. (“HarperCollins”), relating to alleged violations of antitrust and unfair competition laws arising out of the decisions by those publishers to sell their e-books pursuant to an agency relationship.

The publishers, including HarperCollins, entered into various settlement agreements to resolve these matters. These included a settlement with the DOJ, which, among other things, required that HarperCollins terminate its agreements with certain e-book retailers and placed certain restrictions on any agreements subsequently entered into with such retailers. Additional information about this settlement can be found on the DOJ’s website. The publishers, including HarperCollins, also entered into substantially similar settlements with the European Commission and the Canadian Competition Bureau (“CCB”). The settlements with the DOJ and the European Commission received final approval in September and December 2012, respectively. The consent agreement with respect to the settlement with the CCB was registered with the Competition Tribunal on February 7, 2014. However, on February 21, 2014, Kobo Inc. (“Kobo”) filed an application to rescind or vary the consent agreement with the Competition Tribunal, and, on March 18, 2014, the Competition Tribunal issued an order staying the registration of the consent agreement. The stay will remain in effect pending further order of the Competition Tribunal or final disposition of Kobo’s application.

The publishers, including HarperCollins, also entered into settlements relating to an investigation led by certain state Attorneys General and a number of purported class action lawsuits filed in the U.S. and Canada arising out of similar claims. Final approvals of the settlements relating to the U.S. actions were granted in February and December 2013. In May 2014, the parties entered into a settlement agreement relating to the Canadian actions, and in October and November 2014, the settlement agreement was approved by the relevant courts.

The Company is not able to predict the ultimate outcome or cost of the unresolved HarperCollins matter described above. The legal and professional fees and settlement costs incurred in connection with the other settlements referred to above were not material.

News America Marketing

In-Store Marketing and FSI Purchasers

On April 8, 2014, in connection with a pending action in the United States District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC, BEF Foods, Inc., and Spectrum Brands, Inc. (“Spectrum”) allege various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”), and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”), plaintiffs filed a fourth amended complaint on consent of the parties. The fourth amended complaint asserts federal and state antitrust claims both individually and on behalf of two putative classes in connection with plaintiffs’ purchase of in-store marketing services and free-standing insert coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees. The NAM Group answered the fourth amended complaint and asserted counterclaims against The Dial Corporation, H.J. Heinz Company, H.J. Heinz Company, L.P., and Foster Poultry Farms on April 21, 2014, and discovery is proceeding. The District Court subsequently permitted Spectrum to voluntarily dismiss its claims without prejudice, subject to certain conditions.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 11, 2014, plaintiffs filed a motion seeking certification of a class of all persons residing in the United States who purchased in-store marketing services on or after April 5, 2008, and have not purchased those services pursuant to contracts with mandatory arbitration clauses. Plaintiffs did not, however, move to certify a class of purchasers of free-standing insert coupons. The NAM Group filed its opposition to plaintiffs’ motion on October 10, 2014.

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

On March 11, 2014, the Court referred the NAM Group’s motion to dismiss Valsassis’s newly-filed complaint to the magistrate judge for determination. On July 16, 2014, the magistrate judge recommended that the District Court grant the NAM Group’s motion in part with respect to certain claims and stay the remainder of the action. Valassis objected to the magistrate judge’s recommendation that the action be stayed, and the NAM Group filed its opposition to Valassis’s objections on August 13, 2014.

On October 7, 2014, the NAM Group filed a motion for an order requiring Valassis to show cause why its allegations that the NAM Group engaged in unlawful bundling and tying of in-store marketing services and free-standing insert coupons should not be referred to a three-member panel of antitrust experts for resolution pursuant to the parties’ agreements. Valassis filed its response to that motion on October 24, 2014.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The amortization of amounts related to unrecognized prior service (credits) and deferred losses were reclassified out of other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefits costs were as follows:

	Pension benefits				Postretirement
	Domestic		Foreign		benefits
	For the three months ended September 30,
	2014	2013	2014	2013	2014	2013

	(in millions)
Service cost benefits earned during the period	$—	$2	$3	$3	$—	$—
Interest costs on projected benefit obligations	4	4	13	12	1	2
Expected return on plan assets	(5)	(4)	(19)	(18)	—	—
Amortization of deferred losses	1	1	3	3	—	—
Amortization of prior service (credits)	—	—	—	—	(3)	(3)
Settlements, curtailments and other	—	3	—	—	—	—

Net periodic benefits costs	$—	$6	$—	$—	$(2)	$(1)

During the three months ended September 30, 2014 and 2013, the Company contributed approximately $4 million and $11 million to its various pension and postretirement plans, respectively. In addition, during the first quarter of fiscal 2014 approximately $37 million of contributions were made by a third party in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statement of Operations during the three months ended September 30, 2013.

In the first quarter of fiscal 2014, the Company further reduced its Retirement benefit obligation by approximately $41 million due to changes made to the Company’s retiree medical plans. This reduction was recognized in other comprehensive income during the first quarter of fiscal 2014 and will be amortized over the remaining expected life of the plans’ participants as actuarially determined.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

At the end of each interim period, the Company estimates the annual effective income tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The Company’s effective income tax rate for the three months ended September 30, 2014 was lower than the U.S. statutory tax rate primarily due to the impact from foreign operations which are subject to lower tax rates partially offset by the impact of nondeductible items. The Company’s effective income tax rate for the three months ended September 30, 2013 was higher than the U.S. statutory rate primarily due to the impact of the refund received from a foreign jurisdiction, which is discussed below.

In the first quarter of fiscal 2014, the Company recorded a receivable related to a refund of taxes plus interest in a foreign jurisdiction of $555 million and recorded a tax benefit, net of applicable taxes on interest, of $483 million to Income tax benefit in the Statements of Operations for the three months ended September 30, 2013. Refunds received related to this matter were remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the three months ended September 30, 2013, the Company recorded an expense to Other, net of $483 million for the payable to 21st Century Fox in the Statements of Operations. Refer to the table below for the net impact of the tax refund and interest, net of tax, recorded in the Statements of Operations:

For the three months ended September 30, 2013
(in millions)
Other, net	$(483)
Income tax benefit	483

Net impact to the Statement of Operations	$—

The Company paid gross income taxes of $19 million during the three months ended September 30, 2014 and 2013, and received income tax refunds of $3 million and $17 million, respectively.

NOTE 13. SEGMENT INFORMATION

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•	Book Publishing—The Book Publishing segment consists of HarperCollins which is one of the largest English-language consumer publishers in the world, with particular strengths in general fiction, nonfiction, children’s and religious publishing, and an industry leader in digital publishing. HarperCollins includes over 60 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Publishers, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Mitch Albom, Veronica Roth, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird and the Divergent series.

•	Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia, with seven television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League, international cricket and the Rugby Union.

•	Digital Real Estate Services—The Company owns 61.6% of REA Group Limited (“REA Group”), a publicly traded company listed on the ASX (ASX: REA) that is a leading digital advertising business specializing in real estate services. REA Group operates Australia’s largest residential property website, realestate.com.au, as well as Australia’s leading commercial property website, realcommercial.com.au. REA Group also operates a market-leading Italian property site, casa.it, and other property sites and apps in Europe and Asia.

•	Digital Education—The Company’s Digital Education segment, which consists of Amplify, the brand for the Company’s digital education business, is dedicated to creating technology solutions that transform the way teachers teach and students learn in three areas:

•	Amplify Insight, Amplify’s data and assessment business, which formerly operated under the brand Wireless Generation, Inc., commenced operations in 2000 and was acquired in fiscal 2011. Amplify Insight provides powerful assessment products and services to support teachers and school districts, including student assessment tools and analytic technologies, intervention programs, enterprise education information systems, and professional development and consulting services.

•	Amplify Learning, Amplify’s curriculum business, is developing digital content for K-12 English Language Arts, Math and Science, including software that will combine interactive, game-like experiences, rich, immersive media and sophisticated analytics to make the classroom teaching and learning experience more engaging, rigorous, personalized and effective. Amplify Learning’s digital curriculum incorporates the new Common Core State Standards adopted by most states in the U.S. and is available for use on multiple platforms.

•	Amplify Access, Amplify’s platform business, is delivering a tablet-based distribution system to facilitate personalized instruction and enable anytime, anywhere learning. Amplify Access offers a bundle that includes a tablet designed for the K-12 market, instructional software and curated third-party content, as well as implementation support.

•	Other —The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group, and costs related to the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

The Company has determined its operating segments in accordance with its internal management structure, which is organized based on operating activities, and has aggregated its newspaper and information services business with its integrated marketing services business into one reportable segment due to their similarities. The Company evaluates performance based upon several factors, of which the primary financial measure is Segment EBITDA.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the three months ended
	September 30,
	2014	2013
	(in millions)
Revenues:
News and Information Services	$1,451	$1,495
Book Publishing	406	328
Cable Network Programming	139	132
Digital Real Estate Services	112	90
Digital Education	42	27
Other	—	—

Total Revenues	2,150	2,072

Segment EBITDA:
News and Information Services	$105	$133
Book Publishing	55	43
Cable Network Programming	32	29
Digital Real Estate Services	57	44
Digital Education	(24)	(51)
Other	(55)	(57)

Total Segment EBITDA	170	141

Depreciation and amortization	(131)	(141)
Impairment and restructuring charges	(4)	(27)
Equity earnings of affiliates	25	13
Interest, net	17	17
Other, net	48	(441)

Income (loss) before income tax (expense) benefit	125	(438)
Income tax (expense) benefit	(37)	476

Net income	88	38
Less: Net income attributable to noncontrolling interests	(23)	(11)

Net income (loss) attributable to News Corporation stockholders	$65	$27

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2014	As of June 30, 2014
	(in millions)
Total assets:
News and Information Services	$7,112	$7,379
Book Publishing	2,032	1,852
Cable Network Programming	1,317	1,427
Digital Real Estate Services	399	438
Digital Education	522	481
Other	2,244	2,303
Investments	2,497	2,609

Total assets	$16,123	$16,489

	As of September 30,	As of June 30,
	2014	2014
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,629	$2,646
Book Publishing	972	619
Cable Network Programming	1,092	1,181
Digital Real Estate Services	88	95
Digital Education	374	378
Other	—	—

Total goodwill and intangible assets, net	$5,155	$4,919

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

Receivables, net consist of:

	As of	As of
	September 30, 2014	June 30, 2014
	(in millions)
Receivables	$1,658	$1,563
Allowances for returns and doubtful accounts	(247)	(175)

Receivables, net	$1,411	$1,388

The Company’s receivables did not contain significant concentrations of credit risk as of September 30, 2014 or June 30, 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Current Assets

The following table sets forth the components of Other current assets:

	As of	As of
	September 30, 2014	June 30, 2014
	(in millions)
Inventory(a)	$293	$310
Assets held for sale	2	11
Deferred tax assets	77	76
Prepayments and other current assets	287	274

Total Other current assets	$659	$671

(a)	Inventory at September 30, 2014 and June 30, 2014 was primarily comprised of books, newsprint, printing ink, plate material and programming rights.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of	As of
	September 30, 2014	June 30, 2014
	(in millions)
Royalty advances to authors	$291	$267
Notes receivable(a)	78	83
Deferred tax assets	152	146
Other	175	186

Total Other non-current assets	$696	$682

(a)	Notes receivable relates to the Company’s sale of its former U.K. newspaper division headquarters.

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of	As of
	September 30, 2014	June 30, 2014
	(in millions)
Current tax payable	$40	$25
Current deferred income tax	38	36
Royalties and commissions payable	211	168
Other	196	202

Total Other current liabilities	$485	$431

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net:

	For the three months ended
	September 30,
	2014	2013
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$—	$(483)
Gain on third party pension contribution(b)	—	37
Gain on sale of marketable securities(c)	29	—
Dividends received from cost method investments	17	—
Other, net	2	5

Total Other, net	$48	$(441)

(a)	See Note 12—Income Taxes
(b)	See Note 11—Pension and Other Postretirement Benefits
(c)	See Note 4—Investments

NOTE 15. SUBSEQUENT EVENTS

On September 30, 2014, the Company entered into a definitive agreement to acquire all of the outstanding shares of Move, Inc. (“Move”) for $21.00 per share in cash pursuant to a tender offer and subsequent merger. The aggregate consideration is expected to be approximately $950 million, including the assumption of Move’s outstanding equity awards, settlement of outstanding indebtedness and net of cash acquired. The Company commenced its offer on October 15, 2014, and, unless the tender offer is extended, the offer and withdrawal rights will expire at the end of the day, 12:00 midnight, New York City time, on November 13, 2014. The transaction is expected to be completed in calendar year 2014, subject to the satisfaction of customary conditions, including a minimum tender of at least a majority of the outstanding Move shares. It is anticipated that immediately following the closing of the transaction contemplated by the acquisition agreement, REA Group will acquire a 20% stake in Move. Move is a leading provider of online real estate services and would become part of the Company’s Digital Real Estate Services segment. Move operates a network of sites, including realtor.com®, the official website for the National Association of Realtors®. Move also offers a number of software and services products, including ListHubTM, which provide real estate professionals with advertising systems, productivity and lead management tools and reporting.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited Consolidated Financial Statements of News Corporation and related notes set forth elsewhere herein and News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the SEC on August 14, 2014 (the “2014 Form 10-K”).

INTRODUCTION

News Corporation (together with its subsidiaries, “News Corporation” or the “Company”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, book publishing, cable network programming in Australia, digital real estate services, digital education and pay-TV distribution in Australia.

The consolidated financial statements are referred to as the “Financial Statements” herein. The consolidated statements of operations are referred to as the “Statements of Operations” herein. The consolidated balance sheets are referred to as the “Balance Sheets” herein. The consolidated statements of cash flows are referred to as the “Statements of Cash Flows” herein. The Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2015 and in the three months ended September 30, 2013 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•	Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2014 and 2013. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•	Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2014 and 2013 as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of September 30, 2014.

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

•	Book Publishing—The Book Publishing segment consists of HarperCollins which is one of the largest English-language consumer publishers in the world, with particular strengths in general fiction, nonfiction, children’s and religious publishing, and an industry leader in digital publishing. HarperCollins includes over 60 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Publishers, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Mitch Albom, Veronica Roth, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird and the Divergent series.

•	Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia, with seven television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League, international cricket and the Rugby Union.

•	Digital Real Estate Services—The Company owns 61.6% of REA Group Limited (“REA Group”), a publicly traded company listed on the ASX (ASX: REA) that is a leading digital advertising business specializing in real estate services. REA Group operates Australia’s largest residential property website, realestate.com.au, as well as Australia’s leading commercial property website, realcommercial.com.au. REA Group also operates a market-leading Italian property site, casa.it, and other property sites and apps in Europe and Asia.

•	Digital Education—The Digital Education segment consists of Amplify, the brand for its digital education business, which it launched in July 2012. Amplify is focused on improving K-12 education by creating digital products and services that empower teachers, students and parents in new ways. Its products serve more than three million students in all 50 states. Amplify is dedicated to creating technology solutions that transform the way teachers teach and students learn.

•	Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group, and costs related to voicemail interception, illegal data access and inappropriate payments to public officials at the Company’s former publication, The News of the World, and at The Sun, and related matters, which are referred to as the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

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

Significant expenses associated with the Company’s digital education business include product development, salaries, employee benefits and other routine overhead. The Company expects it will invest total cash of approximately $230 million for the year ending June 30, 2015, including approximately $50 million in deferred compensation related to the acquisition of Wireless Generation.

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

Other Business Developments

On September 30, 2014, the Company entered into a definitive agreement to acquire all of the outstanding shares of Move, Inc. (“Move”) for $21.00 per share in cash, pursuant to a tender offer and subsequent merger. The aggregate consideration is expected to be approximately $950 million, including the assumption of Move’s outstanding equity awards, settlement of outstanding indebtedness and net of cash acquired. The transaction is expected to be completed in calendar year 2014, subject to the satisfaction of customary conditions, including a minimum tender of at least a majority of the outstanding Move shares. It is anticipated that immediately following the closing of the transaction contemplated by the acquisition agreement, REA Group will acquire a 20% stake in Move. Move is a leading provider of online real estate services and would become part of the Company’s Digital Real Estate Services segment. Move operates a network of sites, including realtor.com®, the official website for the National Association of Realtors®. Move also offers a number of software and services products, including ListHubTM, which provide real estate professionals with advertising systems, productivity and lead management tools and reporting.

In August 2014, the Company acquired Harlequin Enterprises Limited (“Harlequin”) from Torstar Corporation for $414 million in cash, net of $19 million in cash acquired. Harlequin is a leading publisher of women’s fiction and extends HarperCollins’ global platform, particularly in Europe and Asia Pacific. Harlequin operates as a division of HarperCollins, and its results are included within the Book Publishing segment.

In July 2014, REA Group purchased a 17.22% interest in iProperty Group Limited (ASX:IPP) (“iProperty”) for total cash consideration of approximately $100 million. iProperty has online property advertising operations primarily in Malaysia, Indonesia, Hong Kong, Macau and Singapore. In October 2014, REA Group agreed to sell Squarefoot, its Hong Kong based business, to iProperty in exchange for an additional 2.2% interest in iProperty. The transaction is expected to be completed in the second quarter of fiscal 2015 and is subject to customary closing conditions, including iProperty shareholder approval. Upon completion of the transaction and including an acquisition of additional shares of iProperty in October 2014, REA Group will hold an approximate 19.9% interest in iProperty, which it expects to account for as an equity method investment.

In September 2013, the Company sold the Dow Jones Local Media Group, which operated eight daily and 15 weekly newspapers in seven states. The gain recognized on the sale of LMG was not significant as the carrying value of the assets held for sale on the date of sale approximated the proceeds received.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2014 versus the three months ended September 30, 2013

The following table sets forth the Company’s operating results for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

	For the three months ended September 30,
	2014	2013	Change	% Change
	(in millions, except %)		Better/(Worse)
Revenues:
Advertising	$920	$958	$(38)	(4)%
Circulation and Subscription	683	679	4	1%
Consumer	390	311	79	25%
Other	157	124	33	27%

Total Revenues	2,150	2,072	78	4%

Operating expenses	(1,314)	(1,295)	(19)	(1)%
Selling, general and administrative	(666)	(636)	(30)	(5)%
Depreciation and amortization	(131)	(141)	10	7%
Impairment and restructuring charges	(4)	(27)	23	85%
Equity earnings of affiliates	25	13	12	92%
Interest, net	17	17	—	—
Other, net	48	(441)	489	* *

Income (loss) before income tax (expense) benefit	125	(438)	563	* *
Income tax (expense) benefit	(37)	476	(513)	* *

Net income	88	38	50	* *
Less: Net income attributable to noncontrolling interests	(23)	(11)	(12)	* *

Net income attributable to News Corporation	$65	$27	$38	* *

** not meaningful

Revenues—Revenues increased $78 million, or 4%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014. The revenue increase for the three months ended September 30, 2014 was mainly due to increased revenues at the Book Publishing segment of $78 million, primarily as a result of the acquisition of Harlequin in August 2014 and increased HarperCollins revenues as compared to the corresponding prior period. The revenue increase for the three months ended September 30, 2014 was also due to increased revenues at the Digital Real Estate Services segment of $22 million and increased revenues at the Digital Education segment of $15 million. These revenue increases were partially offset by lower revenues at the News and Information Services segment of $44 million for the three months ended September 30, 2014, primarily resulting from weakness in the print advertising market, lower revenues at Dow Jones, primarily as a result of the disposal of the Dow Jones Local Media Group and lower professional information business revenues, partially offset by the favorable impact of foreign currency fluctuations.

Operating Expenses—Operating expenses increased $19 million, or 1%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014. The operating expense increase for the three months ended September 30, 2014 was mainly due to higher operating expenses at the Book Publishing segment, primarily due to the acquisition of Harlequin, and at the Digital Education segment due to costs incurred in generating the increased revenues noted above. The increase in operating expenses for the three months ended September 30, 2014 was partially offset by lower operating expenses at the News and Information Services segment of $28 million due to lower production costs resulting from reduced sales and the impact of cost containment initiatives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an operating expense increase of $21 million for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2013.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $30 million, or 5%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014. The increase in Selling, general and administrative expenses for the three months ended September 30, 2014 was primarily due to higher expenses at the Book Publishing segment as a result of the acquisition of Harlequin, higher expenses at the News and Information Services segment due to dual rent and other facility-related costs and higher expenses at the Digital Real Estate Services segment due to increased marketing costs. These increases were partially offset by lower expenses at the Digital Education segment of $22 million, primarily due to the capitalization of software costs at Amplify in the quarter ended September 30, 2014 and the impact of cost savings initiatives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a selling, general and administrative expense increase of $17 million for the three months ended September 30, 2014 as compared to corresponding period of fiscal 2013.

Depreciation and amortization—Depreciation and amortization expense decreased $10 million, or 7%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014, primarily due to lower depreciation and amortization expense at the News and Information Services segment of $15 million.

Impairment and restructuring charges— During the three months ended September 30, 2014 and 2013, the Company recorded restructuring charges of $4 million and $27 million, respectively, of which $4 million and $23 million related to the newspaper businesses, respectively. The restructuring charges recorded in the three months ended September 30, 2014 and 2013 were primarily for employee termination benefits.

Equity earnings of affiliates—Equity earnings of affiliates increased $12 million, or 92%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014 primarily due to the improved operating performance of Foxtel.

	For the three months ended September 30,
	2014	2013	Change	% Change
	(in millions, except %)		Better/(Worse)
Foxtel(a)	$25	$13	$12	92%
Other equity affiliates	—	—	—	—

Total Equity earnings of affiliates	$25	$13	$12	92%

** not meaningful

(a)	In accordance with ASC 350, the Company amortized $16 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during both the three months ended September 30, 2014 and 2013. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

Interest, net—Interest, net for the three months ended September 30, 2014 was flat compared to the corresponding period of fiscal 2014.

Other, net

	For the three months ended September 30,
	2014	2013
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$—	$(483)
Gain on third party pension contribution(b)	—	37
Gain on sale of marketable securities(c)	29	—
Dividends received from cost method investments	17
Other, net	2	5

Total Other, net	$48	$(441)

(a)	In the first quarter of fiscal 2014, the Company recorded a receivable related to a refund of taxes plus interest in a foreign jurisdiction of $555 million and recorded a tax benefit, net of applicable taxes on interest, of $483 million to Income tax benefit in the Statements of Operations for the three months ended September 30, 2013. Refunds received related to this matter were remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the three months ended September 30, 2013, the Company recorded an expense to Other, net of $483 million for the payable to 21st Century Fox in the Statements of Operations. (See Note 12 to the unaudited Consolidated Financial Statements of News Corporation).
(b)	During the first quarter of fiscal 2014, a $37 million contribution was made by a third party to one of the Company’s pension plans in connection with the sale of a business in a prior period. The contribution was contractually stipulated in the sale agreement and was made on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statements of Operations during the three months ended September 30, 2013. (See Note 11 to the unaudited Consolidated Financial Statements of News Corporation).
(c)	In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive income and included in Other, net in the Statement of Operations.

Income tax (expense) benefit—The Company’s effective tax rate for the three months ended September 30, 2014 was lower than the U.S. statutory tax rate primarily due to the impact from foreign operations which are subject to lower tax rates partially offset by the impact of nondeductible items. The Company’s effective income tax rate for the three months ended September 30, 2013 was higher than the U.S. statutory rate primarily due to the impact of the refund received from a foreign jurisdiction, which is discussed below.

In the first quarter of fiscal 2014, the Company recorded a receivable related to a refund of taxes plus interest in a foreign jurisdiction of $555 million and recorded a tax benefit, net of applicable taxes on interest, of $483 million to Income tax benefit in the Statements of Operations for the three months ended September 30, 2013. Refunds received related to this matter were remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the three months ended September 30, 2013, the Company recorded an expense to Other, net of $483 million for the payable to 21st Century Fox in the Statements of Operations. (See Note 12 to the unaudited Consolidated Financial Statements of News Corporation).

Net income—Net income increased $50 million for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014. The increase for the three months ended September 30, 2014 was primarily due to higher Segment EBITDA, lower restructuring costs and higher equity earnings from Foxtel.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $12 million for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014, due to higher results at REA Group.

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

	For the three months ended September 30,
	2014	2013	Change	% Change
	(in millions, except %)		Better/(Worse)
Revenues	$2,150	$2,072	$78	4%
Operating expenses	(1,314)	(1,295)	(19)	(1)%
Selling, general and administrative expenses	(666)	(636)	(30)	(5)%

Total Segment EBITDA	170	141	29	21%
Depreciation and amortization	(131)	(141)	10	7%
Impairment and restructuring charges	(4)	(27)	23	85%
Equity earnings of affiliates	25	13	12	92%
Interest, net	17	17	—	—%
Other, net	48	(441)	489	* *

Income (loss) before income tax (expense) benefit	125	(438)	563	* *
Income tax (expense) benefit	(37)	476	(513)	* *

Net income	$88	$38	$50	* *

** not meaningful

	For the three months ended September 30,
	2014		2013
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$1,451	$105	$1,495	$133
Book Publishing	406	55	328	43
Cable Network Programming	139	32	132	29
Digital Real Estate Services	112	57	90	44
Digital Education	42	(24)	27	(51)
Other	—	(55)	—	(57)

Total	$2,150	$170	$2,072	$141

News and Information Services (68% and 72% of the Company’s consolidated revenues in the three months ended September 30, 2014 and 2013, respectively)

	For the three months ended September 30,
	2014	2013	Change	% Change
	(in millions, except %)		Better/(Worse)
Revenues:
Advertising	$783	$842	$(59)	(7)%
Circulation and Subscription	559	566	(7)	(1)%
Other	109	87	22	25%

Total Revenues	1,451	1,495	(44)	(3)%
Operating expenses	(908)	(936)	28	3%
Selling, general and administrative	(438)	(426)	(12)	(3)%

Segment EBITDA	$105	$133	$(28)	(21)%

Revenues at the News and Information Services segment decreased $44 million, or 3%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014.

The revenue decrease for the three months ended September 30, 2014 was primarily due to lower advertising revenues of $59 million as compared to the corresponding period of fiscal 2014. The decrease in advertising revenues for the three months ended September 30, 2014 was primarily due to lower advertising revenues at Dow Jones of $24 million driven by the disposal of the Dow Jones Local Media Group in September 2013 and a decline in print advertising volume; lower advertising revenues at the Australian newspapers of $14 million, principally resulting from weakness in the print advertising market in Australia; lower advertising revenues at the U.K. newspapers of $8 million, primarily resulting from overall print market declines; and a decrease in advertising revenues at News America Marketing of $8 million due to a decline in revenues for free-standing insert products, partially offset by increased revenues for in-store advertising.

Circulation and subscription revenues for the three months ended September 30, 2014 decreased $7 million as compared to the corresponding period of fiscal 2014. The decrease was primarily related to lower revenues at Dow Jones of $20 million, mainly due to lower professional information business revenues and the disposal of the Dow Jones Local Media Group, partially offset by increased circulation revenues as a result of higher subscription pricing at The Wall Street Journal and WSJ.com. Revenues at the U.K. newspapers for the three months ended September 30, 2014 increased $16 million as compared with the corresponding period of fiscal 2014, primarily due to the favorable impact of foreign currency fluctuations, increased digital subscription revenues and price increases. Revenues at the Australian newspapers were relatively flat as compared to the corresponding period of fiscal 2014.

Other revenues for the three months ended September 30, 2014 increased $22 million, primarily due to increased revenues at News Corp Australia and News UK.

Segment EBITDA at the News and Information Services segment decreased $28 million, or 21%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014. This decrease was primarily due to a decrease at Dow Jones of $13 million, principally as a result of lower advertising revenues and lower professional information business revenues, as noted above, partially offset by lower production costs and the impact of cost savings initiatives; a decrease at the U.K. newspapers of $11 million, primarily due to incremental costs related to dual rent and other facility-related costs of $14 million; and a decrease of $8 million at News America Marketing, primarily due to a decrease in advertising revenues, as noted above. The Segment EBITDA decline for the three months ended September 30, 2014 was partially offset by an increase of $5 million at the Australian newspapers.

News Corp Australia

Revenues at the Australian newspapers for the three months ended September 30, 2014 were relatively flat as compared to the corresponding period of fiscal 2014. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue increase of $5 million, or 1%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014.

News UK

For the three months ended September 30, 2014, revenues at the U.K. newspapers increased 5% as compared to the corresponding period of fiscal 2014, primarily due to the favorable impact of foreign currency fluctuations, increased digital subscription revenues and the impact of cover price increases, which offset lower print circulation volume and lower advertising revenues. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue increase of $27 million, or 8%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014.

Dow Jones

Revenues at Dow Jones for the three months ended September 30, 2014 decreased 12% as compared to the corresponding period of fiscal 2014, primarily due to lower revenues of $28 million resulting from the sale of the Dow Jones Local Media Group in September 2013, lower advertising revenues of $10 million and lower professional information business revenues of $13 million, partially offset by increased circulation revenues as a result of higher subscription pricing at The Wall Street Journal and WSJ.com.

News America Marketing

Revenues at News America Marketing decreased 3% for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014, primarily due to decreased revenues for free-standing insert products, partially offset by increased revenues for in-store advertising.

Book Publishing (19% and 16% of the Company’s consolidated revenues in the three months ended September 30, 2014 and 2013, respectively)

	For the three months ended September 30,
	2014	2013	Change	% Change
	(in millions, except %)		Better/(Worse)
Revenues:
Consumer	$390	$311	$79	25%
Other	16	17	(1)	(6)%

Total Revenues	406	328	78	24%
Operating expenses	(271)	(240)	(31)	(13)%
Selling, general and administrative	(80)	(45)	(35)	(78)%

Segment EBITDA	$55	$43	$12	28%

Revenues at the Book Publishing segment increased $78 million, or 24%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014 primarily as a result of the acquisition of Harlequin in August 2014, which contributed $57 million of revenues in the first quarter of fiscal 2015. The remaining $21 million increase was principally due to higher print and digital book sales, primarily related to sales of the Divergent series by Veronica Roth. The Company sold more than 3.5 million net units of the Divergent series during the three months ended September 30, 2014. E-book sales represented 22% of Consumer revenues during the three months ended September 30, 2014 and 2013. E-book revenues grew 28% as compared to the corresponding period in the prior fiscal year, or 8% excluding the impact from the acquisition of Harlequin of 20%. During the three months ended September 30, 2014, HarperCollins had 52 titles on The New York Times Bestseller List, with 5 titles reaching the number one position.

Segment EBITDA at the Book Publishing segment increased $12 million, or 28%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014, primarily due to the increase in book sales noted above, the acquisition of Harlequin, the impact of ongoing operational efficiencies and higher contributions to profits from e-books, reflecting the continued shift to digital book sales which have lower production and distribution costs than print books. The improvements were partially offset by approximately $5 million of transaction costs related to the acquisition of Harlequin.

Cable Network Programming (6% and 7% of the Company’s consolidated revenues in the three months ended September 30, 2014 and 2013, respectively)

	For the three months ended September 30,
	2014	2013	Change	% Change
	(in millions, except %)		Better/(Worse)
Revenues:
Advertising	$25	$26	$(1)	(4)%
Circulation and Subscription	113	104	9	9%
Other	1	2	(1)	(50)%

Total Revenues	139	132	7	5%
Operating expenses	(101)	(97)	(4)	(4)%
Selling, general and administrative	(6)	(6)	—	—

Segment EBITDA	$32	$29	$3	10%

For the three months ended September 30, 2014, revenues at the Cable Network Programming segment increased $7 million, or 5%, as compared to the corresponding period of fiscal 2014, primarily due to higher affiliate pricing, increased subscribers and the favorable impact of foreign currency fluctuations. For the three months ended September 30, 2014, Segment EBITDA at the Cable Network Programming segment increased $3 million, or 10%, as compared to the corresponding period of fiscal 2014, primarily due to the increased revenues noted above, partially offset by increased costs associated with sports programming rights and other production costs.

Digital Real Estate Services (5% and 4% of the Company’s consolidated revenues in the three months ended September 30, 2014 and 2013, respectively)

	For the three months ended September 30,
	2014	2013	Change	% Change
	(in millions, except %)		Better/(Worse)
Revenues:
Advertising	$112	$90	$22	24%

Total Revenues	112	90	22	24%
Selling, general and administrative	(55)	(46)	(9)	(20)%

Segment EBITDA	$57	$44	$13	30%

Revenues at the Digital Real Estate Services segment increased $22 million, or 24%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014. The revenue increase was primarily due to increased listing depth product penetration in Australia and higher pricing. Segment EBITDA at the Digital Real Estate Services segment increased $13 million, or 30%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014. The improvement in Segment EBITDA was primarily due to the increased revenues noted above, partially offset by increased marketing expenditures and $2 million of incremental costs related to the proposed acquisition of Move.

Digital Education (2% and 1% of the Company’s consolidated revenues in the three months ended September 30, 2014 and 2013, respectively)

	For the three months ended September 30,
	2014	2013	Change	% Change
	(in millions, except %)		Better/(Worse)
Revenues:
Circulation and Subscription	$11	$9	$2	22%
Other	31	18	13	72%

Total Revenues	42	27	15	56%
Operating expenses	(32)	(22)	(10)	(45)%
Selling, general and administrative	(34)	(56)	22	39%

Segment EBITDA	$(24)	$(51)	$27	53%

Revenues at the Digital Education segment increased $15 million, or 56%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014, primarily driven by higher revenues at Amplify Learning, as a result of the adoption of early grade print and hybrid learning products, and Amplify Access.

Segment EBITDA at the Digital Education segment increased $27 million, or 53%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014. The improvement in Segment EBITDA was largely driven by the increased revenues noted above and a $15 million impact from capitalized software development costs in the Learning business as a result of certain products reaching their technological feasibility in the current quarter, partially offset by increased operating expenses associated with revenue growth.

Other (0% of the Company’s consolidated revenues in the three months ended September 30, 2014 and 2013)

	For the three months ended September 30,
	2014	2013	Change	% Change
	(in millions, except %)		Better/(Worse)
Revenues	$—	$—	$—	—
Operating expenses	(2)	—	(2)	* *
Selling, general and administrative	(53)	(57)	4	7%

Segment EBITDA	$(55)	$(57)	$2	4%

** not meaningful

Segment EBITDA at the Other segment increased $2 million, or 4%, for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014. Segment EBITDA increased primarily due to lower costs associated with the U.K. Newspaper Matters. The net expense related to the U.K. Newspaper Matters included in Selling, general and administrative expenses was $14 million and $17 million for the three months ended September 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. In accordance with the Separation and Distribution Agreement, 21st Century Fox made a cash contribution to the Company such that at the Distribution Date, the Company had approximately $2.4 billion of cash on hand and received the remaining $0.2 billion from 21st Century Fox during the first quarter of fiscal 2014. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. In October 2013, the Company established a revolving credit facility of $650 million. Under the agreement, the Company may request increases in the amount of the facility up to a maximum amount of $900 million. In addition, the Company expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if required. Although the Company believes that its future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for a further discussion.

As of September 30, 2014, the Company’s consolidated assets included $595 million in cash and cash equivalents that was held by its foreign subsidiaries. $206 million of this amount is cash held at the Digital Real Estate Services segment which is not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these funds. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange control and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

The Company’s Board of Directors has authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Company’s Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements (including compliance with the IRS private letter ruling), regulatory constraints, industry practice and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Company’s Board of Directors and the Company’s Board of Directors cannot provide any assurances that any shares will be repurchased. Through October 31, 2014, the Company has not repurchased any common stock.

Sources and Uses of Cash—For the three months ended September 30, 2014 versus the three months ended September 30, 2013

Net cash provided by operating activities for the three months ended September 30, 2014 and 2013 was as follows (in millions):

For the three months ended September 30,	2014	2013
Net cash provided by operating activities	$183	$59

Net cash provided by operating activities increased by $124 million for the three months ended September 30, 2014 as compared to the corresponding period of fiscal 2014. The increase was primarily due to the overall improvement in Total Segment EBITDA and improved working capital of a combined $60 million, lower restructuring payments of $37 million, lower payments for fees and costs related to the U.K. Newspaper Matters of $20 million and increased dividends received from cost method investments of $17 million. The increases in net cash provided by operating activities were partially offset by higher net tax payments of $14 million.

Net cash (used in) provided by investing activities for the three months ended September 30, 2014 and 2013 was as follows (in millions):

For the three months ended September 30,	2014	2013
Net cash (used in) provided by investing activities	$(529)	$27

The Company had net cash used in investing activities of $529 million for the three months ended September 30, 2014 as compared to net cash provided by investing activities of $27 million for the corresponding period of fiscal 2014. During the three months ended September 30, 2014, the Company used $414 million of cash for acquisitions primarily for the acquisition of Harlequin and used $115 million of cash to purchase certain available-for-sale and cost method investments primarily iProperty in Australia. The Company also had capital expenditures of $114 million which included $36 million related to the relocation of the Company’s operations to a new site in London and $15 million related to Amplify’s curriculum products. The net cash used in investing activities for the three months ended September 30, 2014 was partially offset by proceeds from dispositions of $114 million primarily resulting from the sale of marketable securities.

During the three months ended September 30, 2013, the Company received proceeds from dispositions of $96 million primarily resulting from the sale of the Dow Jones Local Media Group partially offset by capital expenditures of $67 million during the period.

Net cash (used in) provided by financing activities for the three months ended September 30, 2014 and 2013 was as follows (in millions):

For the three months ended September 30,	2014	2013
Net cash (used in) provided by financing activities	$(26)	$205

The change in net cash used by financing activities for the three months ended September 30, 2014 as compared to the net cash provided by financing activities in the corresponding period of fiscal 2014 was primarily due to net transfers from 21st Century Fox and its affiliates of $217 million during the three months ended September 30, 2013.

Reconciliation of Free Cash Flow Available to News Corporation

Free cash flow available to News Corporation is a non-GAAP financial measure defined as net cash provided by operating activities, less capital expenditures and REA Group free cash flow, plus cash dividends received from REA Group.

The Company considers free cash flow available to News Corporation to provide useful information to management and investors about the amount of cash generated by the business after capital expenditures which can then be used for strategic opportunities including, among others, investing in the Company’s business, strategic acquisitions, strengthening the Company’s balance sheet, dividend payouts and repurchasing stock. A limitation of free cash flow available to News Corporation is that it does not represent the total increase or decrease in the cash balance for the period. Management compensates for the limitation of free cash flow available to News Corporation by also relying on the net change in cash and cash equivalents as presented in the Company’s consolidated statements of cash flows prepared in accordance with GAAP which incorporates all cash movements during the period.

The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the three months ended September 30,
	2014	2013
	(in millions)
Net cash provided by operating activities	$183	$59
Less: Capital expenditures	(114)	(67)

	69	(8)
Less: REA Group free cash flow	(22)	(21)
Plus: Cash dividends received from REA Group	26	19

Free cash flow available to News Corporation	$73	$(10)

Free cash flow available to News Corporation improved by $83 million in the three months ended September 30, 2014 to $73 million from $(10) million in the corresponding period of fiscal 2013, primarily due to the change in net cash provided by operating activities, partially offset by an increase in capital expenditures.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of September 30, 2014, the Company was in compliance with all of the applicable debt covenants.

The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement which varies based on the Company’s adjusted operating income leverage ratio. As of September 30, 2014, the Company is paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2014 have not changed significantly from the disclosures included in the 2014 Form 10-K.

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

As of September 30, 2014, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $115 million, of which approximately $60 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of September 30, 2014. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters. The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal year ended June 30, 2014:

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

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $153 million as of September 30, 2014. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income of approximately $15 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of September 30, 2014 or June 30, 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2014 and June 30, 2014, the Company did not anticipate nonperformance by any of the counterparties.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff in the litigation and Robbins Geller Rudman & Dowd as lead counsel. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to comprise February 15, 2011 to July 18, 2011. Defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to comprise July 8, 2009 to July 18, 2011. On August 11, 2014, defendants filed motions to dismiss the second amended consolidated complaint, and on October 24, 2014, plaintiffs opposed those motions. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including all payments in connection with the Wilder Litigation.

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

The Company incurred legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $28 million and $40 million during the three months ended September 30, 2014 and 2013, respectively. With respect to the fees and costs incurred during the three months ended September 30, 2014 and 2013, the Company has been or will be indemnified by 21st Century Fox for $14 million, net of tax, and $23 million, net of tax, respectively, pursuant to the indemnification arrangements described above.

As of September 30, 2014, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $115 million, of which approximately $60 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of September 30, 2014. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters. The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

Stockholder Rights Agreement Litigation

On July 7, 2014, Miramar Police Officers’ Retirement Plan, a purported stockholder of the Company, filed a complaint in the Court of Chancery of the State of Delaware against the Company and its Board of Directors, styled Miramar Police Officers’ Retirement Plan v. Murdoch et al., C.A. No. 9860-CB. The complaint alleges, among other things, that the Company and the Board of Directors breached the terms of a settlement agreement, dated April 12, 2006, by entering into a one-year extension to the Company’s stockholder rights agreement on June 18, 2014 without first seeking stockholder approval. The complaint further alleges that the Board of Directors breached its fiduciary duties in approving the one-year extension to the stockholder rights agreement, seeks a declaration that the extension is null and void and requests an award of attorneys’ fees and costs.

Defendants moved to dismiss the complaint, and on August 25, 2014, plaintiff amended the complaint to seek a declaratory judgment that the Company is bound and subject to the settlement agreement; that the agreement has been breached; that the Board of Directors acted in bad faith by adopting the stockholder rights agreement extension without stockholder approval; and, in the alternative, seeking reformation of the settlement agreement on the grounds of alleged mutual mistake. Thereafter, on September 9, 2014, all defendants moved to dismiss the amended complaint.

While it is not possible to predict with any degree of certainty the ultimate outcome of this action, the Company and the Board of Directors believe that the allegations in the complaint are without merit and intend to defend against them vigorously.

HarperCollins

In 2011 and 2012, various civil lawsuits and governmental investigations were commenced against certain publishers, including the Company’s subsidiary, HarperCollins Publishers L.L.C. (“HarperCollins”), relating to alleged violations of antitrust and unfair competition laws arising out of the decisions by those publishers to sell their e-books pursuant to an agency relationship.

The publishers, including HarperCollins, entered into various settlement agreements to resolve these matters. These included a settlement with the DOJ, which, among other things, required that HarperCollins terminate its agreements with certain e-book retailers and placed certain restrictions on any agreements subsequently entered into with such retailers. Additional information about this settlement can be found on the DOJ’s website. The publishers, including HarperCollins, also entered into substantially similar settlements with the European Commission and the Canadian Competition Bureau (“CCB”). The settlements with the DOJ and the European Commission received final approval in September and December 2012, respectively. The consent agreement with respect to the settlement with the CCB was registered with the Competition Tribunal on February 7, 2014. However, on February 21, 2014, Kobo Inc. (“Kobo”) filed an application to rescind or vary the consent agreement with the Competition Tribunal, and, on March 18, 2014, the Competition Tribunal issued an order staying the registration of the consent agreement. The stay will remain in effect pending further order of the Competition Tribunal or final disposition of Kobo’s application.

The publishers, including HarperCollins, also entered into settlements relating to an investigation led by certain state Attorneys General and a number of purported class action lawsuits filed in the U.S. and Canada arising out of similar claims. Final approvals of the settlements relating to the U.S. actions were granted in February and December 2013. In May 2014, the parties entered into a settlement agreement relating to the Canadian actions, and in October and November 2014, the settlement agreement was approved by the relevant courts.

The Company is not able to predict the ultimate outcome or cost of the unresolved HarperCollins matter described above. The legal and professional fees and settlement costs incurred in connection with the other settlements referred to above were not material.

News America Marketing

In-Store Marketing and FSI Purchasers

On April 8, 2014, in connection with a pending action in the United States District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC, BEF Foods, Inc., and Spectrum Brands, Inc. (“Spectrum”) allege various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”), and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”), plaintiffs filed a fourth amended complaint on consent of the parties. The fourth amended complaint asserts federal and state antitrust claims both individually and on behalf of two putative classes in connection with plaintiffs’ purchase of in-store marketing services and free-standing insert coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees. The NAM Group answered the fourth amended complaint and asserted counterclaims against The Dial Corporation, H.J. Heinz Company, H.J. Heinz Company, L.P., and Foster Poultry Farms on April 21, 2014, and discovery is proceeding. The District Court subsequently permitted Spectrum to voluntarily dismiss its claims without prejudice, subject to certain conditions.

On August 11, 2014, plaintiffs filed a motion seeking certification of a class of all persons residing in the United States who purchased in-store marketing services on or after April 5, 2008, and have not purchased those services pursuant to contracts with mandatory arbitration clauses. Plaintiffs did not, however, move to certify a class of purchasers of free-standing insert coupons. The NAM Group filed its opposition to plaintiffs’ motion on October 10, 2014.

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

On March 11, 2014, the Court referred the NAM Group’s motion to dismiss Valassis’s newly-filed complaint to the magistrate judge for determination. On July 16, 2014, the magistrate judge recommended that the District Court grant the NAM Group’s motion in part with respect to certain claims and stay the remainder of the action. Valassis objected to the magistrate judge’s recommendation that the action be stayed, and the NAM Group filed its opposition to Valassis’s objections on August 13, 2014.

On October 7, 2014, the NAM Group filed a motion for an order requiring Valassis to show cause why its allegations that the NAM Group engaged in unlawful bundling and tying of in-store marketing services and free-standing insert coupons should not be referred to a three-member panel of antitrust experts for resolution pursuant to the parties’ agreements. Valassis filed its response to that motion on October 24, 2014.

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

Since the 2010 acquisition of Wireless Generation, the former brand of Amplify’s Insight business, and the initiation of the development of the broader business initiatives of Amplify, the Company has invested cash of approximately $875 million cumulatively through September 30, 2014, of which $57 million was invested in the three months ended September 30, 2014, and which includes $380 million, net of cash acquired, for the acquisition of Wireless Generation. The Company expects it will invest total cash of approximately $230 million for the year ending June 30, 2015, including approximately $50 million in deferred compensation related to the acquisition of Wireless Generation. Significant expenses associated with Amplify’s businesses include salaries, employee benefits and other routine overhead associated with product development.

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

From July 1, 2010 through September 30, 2014, the Company incurred aggregate fees, costs and expenses related to the U.K. Newspaper Matters of $484 million, net of costs that have been or will be indemnified by 21st Century Fox, which includes $37 million paid to claimants for civil settlements. As of September 30, 2014, the Company accrued $115 million, representing its best estimate of the liability for the claims that have been filed, as well as incurred but unpaid legal and professional fees. Certain liabilities recorded by the Company as of September 30, 2014 related to matters that will be indemnified by 21st Century Fox as described below. Amounts due from 21st Century Fox relating to indemnified costs were approximately $60 million as of September 30, 2014.

The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair the Company’s ability to conduct its business and adversely affect its results of operations and financial condition. See Part II, “Item 1. Legal Proceedings” and Note 10 to the Financial Statements for additional information.

The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.

As a result of adverse developments in the Company’s industry and challenging economic and market conditions, the Company may recognize impairment charges for write-downs of goodwill and intangible assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s financial results. In accordance with GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including newspaper mastheads and distribution networks, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as prevailing conditions in the capital markets or the economy generally, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets, or require the Company to engage in any additional business restructurings to address these conditions. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units. Any downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in additional impairments for which non-cash charges would be required. Any such charge could be material to the Company’s reported results of operations. The News and Information Services and Digital Education segments have reporting units with goodwill that is at risk for future impairment. As of June 30, 2014, $1.7 billion of goodwill, including $1.4 billion and $0.3 billion at the News and Information Services and Digital Education segments, respectively, was at risk for future impairment because the fair values of the reporting units exceeded their carrying values by less than 10%. The Company may also incur additional restructuring charges in the future if it is required to further realign its resources in response to significant shortfalls in revenue or other adverse trends.

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

In addition, the Company’s newspaper businesses in the U.K. are likely to be subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by Prime Minister David Cameron in mid-2011. The inquiry was triggered by allegations of illegal voicemail interception at the Company’s former publication, The News of the World. Lord Justice Leveson, Chairman of the Inquiry, concluded the first part of the inquiry and published a report in late November 2012 containing various recommendations for greater regulation and oversight of the U.K. press. In response, the U.K. Government is taking steps to establish a regulatory framework to oversee a new U.K. press regulator. Separately, a majority of the U.K. press has established an alternative regulator, the Independent Press Standards Organisation, or IPSO, which began operating in September 2014. IPSO will impose burdens on the print media in the U.K., including the Company’s newspaper businesses in the U.K., which may result in competitive disadvantages versus other forms of media and may increase the costs of compliance.

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control.

Newsprint is one of the largest expenses of the Company’s newspaper publishing units. During the three months ended September 30, 2014, the Company’s average cost per ton of newsprint was approximately 7% lower than its historical average annual cost per ton over the past five fiscal years. The price of newsprint has historically been volatile and the consolidation of newsprint mills over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Failure to maintain the Company’s current consumption levels, further supplier consolidation or the inability to maintain the Company’s existing relationships with its newsprint suppliers could adversely impact newsprint prices in the future.

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

Under the terms of the Separation and Distribution Agreement, in consideration for 21st Century Fox’s agreement to certain indemnification arrangements, the Company agreed that 21st Century Fox would have the right to control the Company’s defense of civil claims relating to the U.K. Newspaper Matters. In exercising its rights to control the defense of the civil claims relating to the U.K. Newspaper Matters, 21st Century Fox may be guided by interests that are different than or adverse to the Company’s interests and the interests of its stockholders and advocate strategies that the Company’s management would not otherwise adopt. Furthermore, if the Company fails to comply with these control arrangements or does not consent to settlements with respect to such matters proposed by 21st Century Fox, the Company has agreed with 21st Century Fox that it will, at 21st Century Fox’s discretion, forego any indemnification with regard to such or all of these matters. The Company’s inability to take actions with respect to these civil matters without 21st Century Fox’s consent or the Company’s adoption of strategies advocated by 21st Century Fox could damage the Company’s reputation or impair the Company’s ability to conduct its business while the taking of any such action by the Company without 21st Century Fox’s consent in breach of the Company’s agreements could increase its liability exposure with regard to such matters and adversely affect the Company’s results of operations and financial condition. See Part II, “Item 1. Legal Proceedings” and Note 10 to the Financial Statements for additional information.

The Company Has a Limited Operating History as an Independent, Publicly-Traded Company, and Its Historical Financial Statements for Certain Reporting Periods Are Not Necessarily Representative of the Results It Would Have Achieved as an Independent, Publicly-Traded Company, Do Not Reflect Any Subsequent Changes in Its Cost Structure and May Not Be Reliable Indicators of Its Future Results.

Certain of the Company’s historical financial statements do not necessarily reflect the results of operations, cash flows and financial condition that it would have achieved as an independent, publicly-traded company during the applicable periods or those that it will achieve in the future. Prior to the Separation, the Company’s business was operated by 21st Century Fox as part of its broader corporate organization, rather than as an independent company. During those periods, 21st Century Fox performed various corporate functions for the Company, including, but not limited to, tax administration, treasury activities, accounting, legal, ethics and compliance program administration, investor and public relations, certain governance functions (including internal audit) and external reporting. Certain of the Company’s historical financial statements reflect allocations of corporate expenses from 21st Century Fox for these and similar functions. However, these allocations may be more or less than the comparable expenses that the Company would have incurred had it operated as an independent, publicly traded company during those periods. In addition, changes have and may continue to occur in the Company’s cost structure, management, financing, business operations, personnel needs, tax and structure as a result of its operation as a public company separate from 21st Century Fox, including the incurrence of costs for compliance with requirements of the Sarbanes-Oxley Act, SEC regulations and NASDAQ and ASX listing rules and potential increased costs associated with reduced economies of scale. Prior to the Separation, the Company benefited from 21st Century Fox’s operating diversity, size, purchasing power and access to capital for investments, and it may not continue to realize such benefits in the future. As a result, there is a risk that the Company may be more susceptible to market fluctuations and other adverse events than it would have otherwise been while it was still a part of 21st Century Fox. Additionally, in connection with the Separation, the Company entered into certain transactions with 21st Century Fox that did not exist prior to the Separation.

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

Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of October 31, 2014, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of October 31, 2014. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of October 31, 2014. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the amended and restated stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

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

The Company did not repurchase any of its Class A Common Stock during the three months ended September 30, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits.

10.1	Amended and Restated Employment Agreement, effective August 5, 2014, between NC Transaction, Inc. and Mr. Robert Thomson. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 11, 2014.) ±

10.2	News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective August 6, 2014. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 11, 2014.) ±

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013 (unaudited); (ii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended September 30, 2014 and 2013 (unaudited); (iii) Consolidated Balance Sheets at September 30, 2014 (unaudited) and June 30, 2014 (audited); (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.
±	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh Chief Financial Officer

Date: November 6, 2014