Form 10-Q
period 2014-12-31
NEWS CORP
filed 2015-02-06
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

As of January 30, 2015, 381,095,558 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended December 31,		For the six months ended December 31,
	Notes	2014	2013	2014	2013
Revenues:
Advertising		$1,038	$1,080	$1,958	$2,038
Circulation and Subscription		656	661	1,339	1,340
Consumer		448	377	838	688
Other		138	120	295	244

Total Revenues		2,280	2,238	4,430	4,310

Operating expenses		(1,266)	(1,274)	(2,580)	(2,569)
Selling, general and administrative		(686)	(637)	(1,352)	(1,273)
Depreciation and amortization		(135)	(138)	(266)	(279)
Impairment and restructuring charges	3	(17)	(36)	(21)	(63)
Equity earnings of affiliates	4	16	17	41	30
Interest, net		13	16	30	33
Other, net	14	10	(231)	58	(672)

Income (loss) before income tax (expense) benefit		215	(45)	340	(483)
Income tax (expense) benefit	12	(52)	211	(89)	687

Net income		163	166	251	204
Less: Net income attributable to noncontrolling interests		(20)	(15)	(43)	(26)

Net income attributable to News Corporation stockholders		$143	$151	$208	$178

Net income available to News Corporation stockholders per share:
Basic and diluted	8	$0.24	$0.26	$0.36	$0.31

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited; millions)

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
Net income	$163	$166	$251	$204
Other comprehensive (loss) income:
Foreign currency translation adjustments	(456)	(240)	(930)	(39)
Unrealized holding gains (losses) on securities, net(a)	26	(1)	5	(1)
Benefit plan adjustments, net(b)	15	(2)	31	9
Share of other comprehensive income from equity affiliates, net(c)	(6)	3	(2)	11

Other comprehensive (loss) income	(421)	(240)	(896)	(20)

Comprehensive (loss) income	(258)	(74)	(645)	184
Less: Net income attributable to noncontrolling interests	(20)	(15)	(43)	(26)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	8	8	25	6

Comprehensive (loss) income attributable to News Corporation stockholders	$(270)	$(81)	$(663)	$164

(a)	Net of income tax expense (benefit) of $16 million and nil for the three months ended December 31, 2014 and 2013, respectively, and income tax expense (benefit) of $6 million and nil for the six months ended December 31, 2014 and 2013, respectively.
(b)	Net of income tax expense (benefit) of $4 million and $(2) million for the three months ended December 31, 2014 and 2013, respectively, and income tax expense (benefit) of $8 million and $8 million for the six months ended December 31, 2014 and 2013, respectively.
(c)	Net of income tax (benefit) expense of $(3) million and $1 million for the three months ended December 31, 2014 and 2013, respectively, and income tax (benefit) expense of $(1) million and $4 million for the six months ended December 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

	Notes	As of December 31, 2014	As of June 30, 2014
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,918	$3,145
Amounts due from 21st Century Fox	9	55	66
Receivables, net	14	1,450	1,388
Other current assets	14	629	671

Total current assets		4,052	5,270

Non-current assets:
Investments	4	2,466	2,609
Property, plant and equipment, net		2,809	3,009
Intangible assets, net		2,379	2,137
Goodwill		3,547	2,782
Other non-current assets	14	717	682

Total assets		$15,970	$16,489

Liabilities and Equity:
Current liabilities:
Accounts payable		$320	$276
Accrued expenses		1,136	1,188
Deferred revenue		412	369
Other current liabilities	14	461	431

Total current liabilities		2,329	2,264

Non-current liabilities:
Retirement benefit obligations	11	273	272
Deferred income taxes		274	224
Other non-current liabilities		307	310

Commitments and contingencies	10

Redeemable preferred stock		20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,421	12,390
Retained earnings		444	237
Accumulated other comprehensive (loss) income		(261)	610

Total News Corporation stockholders’ equity		12,610	13,243
Noncontrolling interests		157	156

Total equity	6	12,767	13,399

Total liabilities and equity		$15,970	$16,489

(a)	Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 380,967,502 and 379,392,985 shares issued and outstanding, net of 27,333,277 treasury shares at par at December 31, 2014 and June 30, 2014, respectively.
(b)	Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at December 31, 2014 and June 30, 2014, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the six months ended December 31,
	Notes	2014	2013
Operating activities:
Net income		$251	$204

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization		266	279
Equity earnings of affiliates	4	(41)	(30)
Cash distributions received from affiliates		68	47
Foreign tax refund payable to 21st Century Fox	12	—	148
Foreign tax refund receivable, net of applicable taxes	12	—	(140)
Impairment charges, net of tax	3	—	12
Other, net	14	(58)	(49)
Deferred income taxes and taxes payable	12	42	85
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(64)	(244)
Inventories, net		66	51
Accounts payable and other liabilities		(26)	65
Pension and postretirement benefit plans		(12)	(21)

Net cash provided by operating activities		492	407

Investing activities:
Capital expenditures		(183)	(147)
Acquisitions, net of cash acquired		(1,183)	(26)
Investments in equity affiliates and other		(246)	(2)
Proceeds from dispositions		114	100

Net cash used in investing activities		(1,498)	(75)

Financing activities:
Net transfers from 21st Century Fox and affiliates		—	217
Repayment of borrowings acquired in the Move acquisition		(129)	—
Dividends paid		(17)	(13)
Other, net		(10)	—

Net cash (used in) provided by financing activities		(156)	204

Net (decrease) increase in cash and cash equivalents		(1,162)	536
Cash and cash equivalents, beginning of period		3,145	2,381
Exchange movement on opening cash balance		(65)	(9)

Cash and cash equivalents, end of period		$1,918	$2,908

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2015 and fiscal 2014 each include 52 weeks. All references to the three and six months ended December 31, 2014 and 2013 relate to the three and six months ended December 28, 2014 and December 29, 2013, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2015

Harlequin Enterprises Limited

In August 2014, the Company acquired Harlequin Enterprises Limited (“Harlequin”) from Torstar Corporation for $414 million in cash, net of $19 million of cash acquired. Harlequin is a leading publisher of women’s fiction and extends HarperCollins’ global platform, particularly in Europe and Asia Pacific. Harlequin operates as a division of HarperCollins, and its results are included within the Book Publishing segment. As a result of the acquisition, the Company recorded net tangible assets of approximately $130 million, primarily consisting of accounts receivable, accounts payable, author advances, property, plant and equipment and inventory, at their estimated fair values at the date of acquisition. In addition, the Company recorded approximately $150 million of intangible assets, comprised of approximately $105 million of imprints which have an indefinite life and $45 million related to finite lived intangible assets with a weighted average life of approximately 5 years, and recorded an associated deferred tax liability of approximately $30 million. In accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), the excess of the purchase price over the fair values of the net tangible and intangible assets of approximately $180 million was recorded as goodwill on the transaction. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.

Move, Inc.

In November 2014, the Company acquired all of the outstanding shares of Move, Inc. (“Move”), which was a publicly traded company, for $21.00 per share in cash. Move is a leading provider of online real estate services in the U.S that primarily operates realtor.com®, a leading consumer facing real estate website, and also offers a number of professional software and services products (including Top Producer®, TigerLead® and ListHubTM), which provide real estate professionals with advertising systems, productivity and lead management tools and reporting. Move’s results of operations are included within the Digital Real Estate Services segment, and it will be considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

The aggregate cash payment at closing to acquire the outstanding shares of Move was approximately $864 million, which was funded with cash on hand. The Company also assumed outstanding Move equity awards with a fair value of $67 million, consisting of vested and unvested stock options, restricted stock units (“RSUs”) and

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

restricted stock awards. Of the total fair value of the assumed equity awards, $28 million was allocated to pre-combination services and included in total consideration transferred and $39 million was allocated to future services and will be expensed over the weighted average remaining service period of 2.5 years. Refer to Note 7 for further details on the conversion of Move’s equity-based awards. The acquisition date fair value of the consideration transferred for Move was approximately $784 million, net of $108 million of cash acquired, and consists of the following (in millions):

Cash consideration—Move’s outstanding equity	$864
Fair value of assumed equity awards	28

Total consideration transferred	$892

Cash acquired	(108)

Total consideration transferred, net of cash acquired	$784

In addition, following the acquisition, the Company utilized approximately $129 million of cash to settle all of Move’s outstanding indebtedness that was assumed as part of the transaction.

REA Group Limited (“REA Group”) acquired a 20% interest in Move upon closing of the transaction. In connection with the acquisition, the Company granted REA Group a put option to require the Company to purchase REA Group’s interest in Move, which can be exercised at any time beginning two years from the date of acquisition at fair value.

Under the purchase method of accounting, the total purchase price is allocated to net tangible and intangible assets based upon Move’s estimated fair value as of the date of completion of the acquisition. The preliminary purchase price allocation is as follows (in millions):

Assets acquired:
Cash	$108
Current assets	23
Intangible assets	260
Goodwill	689
Noncurrent assets	35

Total assets acquired	$1,115

Liabilities assumed:
Current liabilities	$50
Deferred income taxes	41
Borrowings	129
Other noncurrent liabilities	3

Total liabilities assumed	223

Net assets acquired	$892

The acquired intangible assets consist of the license of the realtor.com® trademark and other trademarks and domain names with an aggregate fair value of approximately $160 million, which have indefinite lives, and customer relationships with a fair value of approximately $100 million, which will be amortized over approximately 5 years.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Move had U.S. federal net operating loss carryforwards of $940 million at the date of acquisition. These loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and subject to review by the Internal Revenue Service. The utilization of these net operating loss carryforwards is dependent on generating sufficient U.S. taxable income prior to their expiration which begins in varying amounts starting in 2023. Due to statutory expirations and Section 382 limitations, valuation allowances have been established related to these assets and may be adjusted upon completion of the final valuation of deferred taxes. The deferred tax assets established for these net operating loss carryforwards, net of valuation allowances, are included in Deferred income taxes on the Balance Sheet as of December 31, 2014.

The excess of the purchase consideration over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The values assigned to the acquired assets and liabilities, including deferred taxes, are based on preliminary estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.

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

NOTE 3. RESTRUCTURING AND IMPAIRMENT

Fiscal 2015

During the three and six months ended December 31, 2014, the Company recorded restructuring charges of $17 million and $21 million, respectively, of which $14 million and $18 million, respectively, related to the newspaper businesses. The restructuring charges recorded in fiscal 2015 were primarily for employee termination benefits.

Fiscal 2014

During the three and six months ended December 31, 2013, the Company recorded restructuring charges of $24 million and $51 million, respectively, of which $21 million and $44 million, respectively, related to the newspaper businesses. The restructuring charges recorded in fiscal 2014 were primarily for employee termination benefits.

During the second quarter of fiscal 2014, the Company reached an agreement to sell one of its U.S. printing plants. The carrying value of the plant was more than the net proceeds the Company received in January 2014 by approximately $12 million which was recorded as an impairment charge during the three and six months ended December 31, 2013.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in restructuring program liabilities were as follows:

	For the three months ended December 31,
	2014				2013
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$14	$6	$—	$20	$29	$7	$1	$37
Additions	10	—	7	17	22	2	—	24
Payments	(5)	—	—	(5)	(28)	(1)	—	(29)
Other	(2)	—	(1)	(3)	—	—	—	—

Balance, end of period	$17	$6	$6	$29	$23	$8	$1	$32

	For the six months ended December 31,
	2014				2013
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$21	$7	$—	$28	$51	$6	$2	$59
Additions	14	—	7	21	45	5	1	51
Payments	(16)	(1)	—	(17)	(74)	(3)	(1)	(78)
Other	(2)	—	(1)	(3)	1	—	(1)	—

Balance, end of period	$17	$6	$6	$29	$23	$8	$1	$32

As of December 31, 2014, restructuring liabilities of approximately $19 million were included in the Balance Sheet in Other current liabilities and $10 million were included in Other non-current liabilities.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of December 31, 2014	As of December 31, 2014	As of June 30, 2014
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,603	$1,869
Other equity method investments(b)	various	176	24
Loan receivable from Foxtel(c)	N/A	366	425
Available-for-sale securities	various	122	151
Cost method investments(d)	various	199	l40

Total Investments		$2,466	$2,609

(a)	The change in the Foxtel investment for the six months ended December 31, 2014 was primarily due to the impact of foreign currency fluctuations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b)	In July 2014, REA Group purchased a 17.22% interest in iProperty Group Limited (ASX: IPP) (“iProperty”) for total cash consideration of approximately $100 million. iProperty has online property advertising operations primarily in Malaysia, Indonesia, Hong Kong, Macau and Singapore. In December 2014, REA Group sold Squarefoot, its Hong Kong based business, to iProperty in exchange for an additional 2.2% interest in iProperty. Upon completion of the transaction and including an acquisition of additional shares of iProperty in October 2014, REA Group owns an approximate 19.9% interest in iProperty, and retroactively applied the equity method of accounting in the second quarter of fiscal 2015 in accordance with ASC 323, “Investments—Equity Method and Joint Ventures.” The carrying value of the investment in iProperty was $96 million as of December 31, 2014.
(c)	In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and Foxtel’s shareholders made pro rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($366 million and $425 million as of December 31, 2014 and June 30, 2014, respectively). The subordinated shareholder note can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder note has a maturity date of July 15, 2027, with interest of 12% payable on June 30 each year and at maturity. Upon maturity, the principal advanced will be repayable.
(d)	Cost method investments primarily include the Company’s investment in SEEKAsia Limited (“SEEK Asia”) and certain investments in China. In November 2014, SEEK Asia, in which the Company owns a 12.1% interest, acquired the online employment businesses of JobStreet Corporation Berhad (“JobStreet”), which have been combined with JobsDB, Inc., SEEK Asia’s existing online employment business. The transaction was funded primarily through additional contributions by SEEK Asia shareholders. The Company’s share of the funding contribution was approximately $60 million and the Company continues to hold a 12.1% investment in SEEK Asia following the transaction.

The Company measures the fair market values of available-for-sale investments as Level 1 financial instruments under ASC 820 as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Cost basis of available-for-sale investments	$77	$113
Accumulated gross unrealized gain	50	38
Accumulated gross unrealized loss	(5)	—

Fair value of available-for-sale investments	$122	$151

Net deferred tax liability	$18	$14

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions)
Foxtel(a)	$15	$17	$40	$30
Other equity affiliates, net	1	—	1	—

Total Equity earnings of affiliates	$16	$17	$41	$30

(a)	In accordance with ASC 350, the Company amortized $14 million and $30 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and six months ended December 31, 2014, respectively, and $15 million and $31 million in the corresponding periods of fiscal 2014, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the six months ended December 31,
	2014	2013
	(in millions)
Revenues	$1,408	$1,457
Operating income(a)	255	260
Net income	140	122

(a)	Includes Depreciation and amortization of $168 million and $171 million for the six months ended December 31, 2014 and 2013, respectively. Operating income before depreciation and amortization was $423 million and $431 million for the six months ended December 31, 2014 and 2013, respectively.

For the six months ended December 31, 2014, Foxtel’s revenues decreased $49 million, or 3%, as a result of the negative impact of foreign currency fluctuations. Operating income decreased as a result of foreign currency fluctuations. Net income increased as a result of favorable fair value movements on hedged items and lower tax expense, partially offset by adverse foreign currency fluctuations.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

commitments be extended under certain circumstances as set forth in the Credit Agreement for up to two additional one-year periods. Additionally, interest on borrowings is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of December 31, 2014, the Company was in compliance with all of the applicable debt covenants.

The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement which varies based on the Company’s adjusted operating income leverage ratio. As of December 31, 2014, the Company is paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

NOTE 6. EQUITY

The following table summarizes changes in equity:

	For the six months ended December 31,
	2014			2013
	News Corporation stockholders	Noncontrolling Interests	Total Equity	News Corporation stockholders	Noncontrolling Interests	Total Equity
	(in millions)
Balance, beginning of period	$13,243	$156	$13,399	$12,558	$118	$12,676
Net income	208	43	251	178	26	204
Other comprehensive (loss) income	(871)	(25)	(896)	(14)	(6)	(20)
Dividends	(1)	(16)	(17)	(1)	(12)	(13)
Other	31	(1)	30	28	(4)	24

Balance, end of period	$12,610	$157	$12,767	$12,749	$122	$12,871

NOTE 7. EQUITY BASED COMPENSATION

Employees of the Company participate in the News Corporation 2013 Long-Term Incentive Plan (the “2013 LTIP”) under which equity-based compensation, including stock options, performance stock units (“PSUs”), restricted stock awards, RSUs and other types of awards can be granted. The Company has the ability to award up to 30 million shares under the terms of the 2013 LTIP.

In connection with the acquisition of Move, the Company assumed Move’s equity incentive plans and substantially all of the awards outstanding under such plans. The stock options, RSUs and restricted stock awards that were assumed continue to have the same terms and conditions that applied to those awards immediately prior

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

to the acquisition, except that such assumed awards were converted into awards with the right to be settled in, or by reference to, the Company’s Class A Common Stock in accordance with the acquisition agreement, using a formula designed to preserve the value of the awards based on the price per share paid in the acquisition. The Company assumed and converted approximately 4.3 million stock options and approximately 2.5 million RSUs and restricted stock awards in connection with the transaction.

The Company recognized $9 million and $21 million of equity-based compensation expense for the three and six months ended December 31, 2014, respectively, and $12 million and $20 million for the corresponding periods of fiscal 2014, respectively.

Performance Stock Units

Fiscal 2015

During the six months ended December 31, 2014, the Company granted 3.1 million PSUs at target, of which 2.0 million will be settled in Class A Common Stock with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked-to-market each reporting period.

During the six months ended December 31, 2014, approximately 2.0 million PSUs vested, of which approximately 1.5 million were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.5 million PSUs that settled during the six months ended December 31, 2014 were settled in cash for approximately $8.2 million before statutory tax withholdings.

Fiscal 2014

During the three and six months ended December 31, 2013, the Company granted 4.3 million PSUs at target, of which 2.7 million will be settled in Class A Common Stock with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked to market each reporting period.

Restricted Stock Units

Fiscal 2015

During the six months ended December 31, 2014, approximately 0.4 million RSUs vested, of which approximately 0.3 million were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.1 million RSUs that settled during the six months ended December 31, 2014 were settled in cash for approximately $0.9 million before statutory tax withholdings.

Fiscal 2014

During the three and six months ended December 31, 2013, the Company granted 0.1 million RSUs, all of which will be settled in Class A Common Stock.

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

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Net income attributable to News Corporation stockholders	$143	$151	$208	$178
Redeemable preferred stock dividends(a)	(1)	(1)	(1)	(1)

Net income available to News Corporation stockholders—basic and diluted	$142	$150	$207	$177

Weighted-average number of shares of common stock outstanding—basic	580.2	578.9	579.8	578.8
Dilutive effect of equity awards	2.3	0.7	1.4	0.8

Weighted-average number of shares of common stock outstanding—diluted	582.5	579.6	581.2	579.6

Net income per share available to News Corporation stockholders—basic	$0.24	$0.26	$0.36	$0.31
Net income per share available to News Corporation stockholders—diluted	$0.24	$0.26	$0.36	$0.31

(a)	In connection with the Separation, as defined below, Twenty-First Century Fox, Inc. (“21st Century Fox”) sold 4,000 shares of cumulative redeemable preferred stock with a par value of $5,000 per share of a newly formed U.S. subsidiary of the Company. The preferred stock pays dividends at a rate of 9.5% per annum, payable quarterly. The preferred stock is callable by the Company at any time after the fifth year and is puttable at the option of the holder after 10 years.

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

In conjunction with the Separation, the Company entered into the Separation and Distribution Agreement (the “Separation and Distribution Agreement”), Transition Services Agreement (“TSA”), Tax Sharing and Indemnification Agreement (the “Tax Sharing and Indemnification Agreement”) and other related agreements with 21st Century Fox to effect the Separation and to provide a framework for the Company’s relationship with 21st Century Fox subsequent to the Separation.

The Separation and Distribution Agreement between the Company and 21st Century Fox contains the key provisions relating to the separation of the Company’s business from 21st Century Fox and the distribution of the Company’s common stock to 21st Century Fox stockholders. The Separation and Distribution Agreement

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Amounts due from 21st Century Fox as of December 31, 2014 and June 30, 2014 included $55 million and $66 million, respectively, for amounts to be received relating to the indemnification of the U.K. Newspaper Matters. (See Note 10—Commitments and Contingencies for further information).

Under the TSA, the Company and 21st Century Fox provide each other with certain specified services on a transitional basis, including, among others, payroll, employee benefits and pension administration, information systems, insurance, legal and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The Company anticipates that it will generally be in a position to complete the transition of most services (excluding certain insurance, sourcing and other services) on or before 24 months following the Distribution Date. Services under the TSA began on July 1, 2013. Costs associated with these services were not material in the six months ended December 31, 2014.

The Tax Sharing and Indemnification Agreement governs the Company’s and 21st Century Fox’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Under the Tax Sharing and Indemnification Agreement, the Company will generally indemnify 21st Century Fox against taxes attributable to the Company’s assets or operations for all tax periods or portions thereof after the Separation. For taxable periods or portions thereof prior to the Separation, 21st Century Fox will generally indemnify the Company against U.S. consolidated taxes attributable to such periods, and the Company will indemnify 21st Century Fox against the Company’s separately filed U.S. state and foreign taxes and foreign consolidated taxes for such periods. The Tax Sharing and Indemnification Agreement also provides that the proceeds from the refund of certain foreign income taxes (plus interest) of a subsidiary of the Company that were claimed prior to the Separation be paid to 21st Century Fox, net of certain taxes. (See Note 12—Income Taxes).

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of December 31, 2014 have not changed significantly from the disclosures included in the 2014 Form 10-K.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to comprise February 15, 2011 to July 18, 2011. Defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to comprise July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and plaintiffs opposed those motions. On November 21, 2014, defendants filed their replies to plaintiffs’ opposition, and the motions were fully submitted to the court. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including all payments in connection with the Wilder Litigation.

In addition, governmental authorities in the U.K. continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The Company is cooperating with these investigations. The Company and 21st Century Fox were also previously subject to an investigation by the U.S. Department of Justice (the “DOJ”) relating to the U.K. Newspaper Matters. On January 28, 2015, the Company was notified by the DOJ that it has completed its investigation and is declining to prosecute the Company or 21st Century Fox.

Civil claims have also been brought against the Company with respect to the U.K. Newspaper Matters. The Company has admitted liability in many civil cases and has settled a number of cases. The Company has also

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $23 million and $51 million for the three months ended December 31, 2014 and 2013, respectively, and approximately $51 million and $91 million for the six months ended December 31, 2014 and 2013, respectively. These costs are included in Selling, general and administrative expenses in the Company’s Statements of Operations. With respect to the fees and costs incurred during the three months ended December 31, 2014 and 2013, the Company has been or will be indemnified by 21st Century Fox for $10 million, net of tax, and $32 million, net of tax, respectively, pursuant to the indemnification arrangements described above. With respect to the fees and costs incurred during the six months ended December 31, 2014 and 2013, the Company has been or will be indemnified by 21st Century Fox for $24 million, net of tax, and $55 million, net of tax, respectively, pursuant to the indemnification arrangements described above. Accordingly, the Company recorded a contra expense in Selling, general and administrative expenses for the after-tax costs that were or will be indemnified of $10 million and $32 million for the three months ended December 31, 2014 and 2013, respectively, and $24 million and $55 million for the six months ended December 31, 2014 and 2013, respectively, and recorded a corresponding receivable from 21st Century Fox. Therefore, the net impact on Selling, general and administrative expenses was $13 million and $19 million for the three months ended December 31, 2014 and 2013, respectively, and $27 million and $36 million for the six months ended December 31, 2014 and 2013, respectively.

Refer to the table below for the net impact of the U.K. Newspaper Matters on Selling, general and administrative expenses recorded in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions)
Gross legal and professional fees related to the U.K. Newspaper Matters	$23	$51	$51	$91
Indemnification from 21st Century Fox	(10)	(32)	(24)	(55)

Net impact on Selling, general and administrative expenses	$13	$19	$27	$36

As of December 31, 2014, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $112 million, of which approximately $55 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of December 31, 2014. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Defendants moved to dismiss the complaint, and on August 25, 2014, plaintiff amended the complaint to seek a declaratory judgment that the Company is bound and subject to the settlement agreement; that the agreement has been breached; that the Board of Directors acted in bad faith by adopting the stockholder rights agreement extension without stockholder approval; and, in the alternative, seeking reformation of the settlement agreement on the grounds of alleged mutual mistake. Thereafter, on September 9, 2014, all defendants moved to dismiss the amended complaint. A hearing on the motion is scheduled for February 10, 2015.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 11, 2014, plaintiffs filed a motion seeking certification of a class of all persons residing in the United States who purchased in-store marketing services on or after April 5, 2008, and have not purchased those services pursuant to contracts with mandatory arbitration clauses. Plaintiffs did not, however, move to certify a class of purchasers of free-standing insert coupons. The NAM Group filed its opposition to plaintiffs’ motion on October 10, 2014, and the District Court heard oral argument on the motion on December 12, 2014.

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

On February 4, 2014, the magistrate judge entered an order granting the motion for expedited discovery. NAI, NAM FSI and NAM In-Store Services filed their objections to the order before the District Court on February 11, 2014 and concurrently filed a motion to stay the decision of the magistrate judge pending the District Court’s consideration of their objections. On March 10, 2014, NAI, NAM FSI and NAM In-Store Services filed a motion to enforce the parties’ settlement agreement that sought an order that certain of Valassis’s claims, if they are allowed to proceed, must be considered by a three-member panel of antitrust experts pursuant to the parties’

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

agreements. On May 20, 2014, the District Court issued an order overruling the objections to the magistrate judge’s decision on Valassis’s motion for expedited discovery and determining that the motion to stay the magistrate judge’s order was therefore moot. In the same order, the District Court terminated the motion to enforce the parties’ settlement agreement on the grounds that the issues raised in this motion would be addressed in the context of the NAM Group’s motion to dismiss Valassis’s newly-filed complaint, described below.

On March 11, 2014, the District Court referred the NAM Group’s motion to dismiss Valsassis’s newly-filed complaint to the magistrate judge for determination. On July 16, 2014, the magistrate judge recommended that the District Court grant the NAM Group’s motion in part with respect to certain claims and stay the remainder of the action. Valassis objected to the magistrate judge’s recommendation that the action be stayed, and the NAM Group filed its opposition to Valassis’s objections on August 13, 2014.

On October 7, 2014, the NAM Group filed a motion for an order requiring Valassis to show cause why its allegations that the NAM Group engaged in unlawful bundling and tying of in-store marketing services and free-standing insert coupons should not be referred to a three-member panel of antitrust experts for resolution pursuant to the parties’ agreements. On November 19, 2014, the magistrate judge denied the NAM Group’s motion for an order to show cause. The NAM Group objected to the magistrate judge’s order, and Valassis filed its opposition to the NAM Group’s objections on December 22, 2014. On January 20, 2015, NAI, NAM FSI and NAM In-Store Services filed a motion for expedited discovery in the previously settled case seeking discovery against Valassis. On February 3, 2015, Valassis filed a response in opposition to the motion for expedited discovery.

Also on February 3, 2015, Valassis filed a Notice of Violation of an order issued by the District Court in the previously settled case. The Notice contains allegations that are substantially similar to the allegations Valassis made in its complaint filed on November 8, 2013. The Notice also re-asserts claims of unlawful bundling and tying which the magistrate judge had previously recommended be dismissed from the separately-filed action on the grounds that such claims could only be brought before the three-member panel of antitrust experts.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	Pension benefits				Postretirement benefits
	Domestic		Foreign
	For the three months ended December 31,
	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost benefits earned during the period	$—	$2	$3	$3	$—	$—
Interest costs on projected benefit obligations	4	4	13	13	2	2
Expected return on plan assets	(6)	(4)	(18)	(19)	—	—
Amortization of deferred losses	1	2	3	3	—	—
Amortization of prior service (credits)	—	—	—	—	(3)	(4)
Settlements, curtailments and other	—	1	—	—	—	—

Net periodic benefits costs	$(1)	$5	$1	$—	$(1)	$(2)

	Pension benefits				Postretirement benefits
	Domestic		Foreign
	For the six months ended December 31,
	2014	2013	2014	2013	2014	2013
	(in millions)
Service cost benefits earned during the period	$—	$4	$6	$6	$—	$—
Interest costs on projected benefit obligations	8	8	26	25	3	4
Expected return on plan assets	(11)	(8)	(37)	(37)	—	—
Amortization of deferred losses	2	3	6	6	—	—
Amortization of prior service (credits)	—	—	—	—	(6)	(7)
Settlements, curtailments and other	—	4	—	—	—	—

Net periodic benefits costs	$(1)	$11	$1	$—	$(3)	$(3)

During the six months ended December 31, 2014 and 2013, the Company contributed approximately $9 million and $28 million, respectively, to its various pension and postretirement plans, of which $5 million and $17 million, respectively, were contributed in the second fiscal quarter. The contributions for the three months ended December 31, 2013 included approximately $8 million paid to participants in connection with the termination of the LMG non-qualified pension plans. In addition, during the first quarter of fiscal 2014 approximately $37 million of contributions were made by a third party in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statement of Operations during the six months ended December 31, 2013.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of fiscal 2014, the Company further reduced its Retirement benefit obligation by approximately $41 million due to changes made to the Company’s retiree medical plans. This reduction was recognized in other comprehensive income during the first quarter of fiscal 2014 and will be amortized over the remaining expected life of the plans’ participants as actuarially determined.

NOTE 12. INCOME TAXES

At the end of each interim period, the Company estimates the annual effective income tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect and are individually computed are recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs.

The Company’s effective tax rate for the three and six months ended December 31, 2014 was lower than the U.S. statutory tax rate primarily due to the impact from foreign operations which are subject to lower tax rates, partially offset by the impact of nondeductible items. The Company’s effective income tax rate for the three and six months ended December 31, 2013 was higher than the U.S. statutory rate primarily due to the impact of tax refunds received from a foreign jurisdiction, which is discussed below, and certain nontaxable indemnification payments received by 21st Century Fox, partially offset by the impact of other nondeductible items.

For the three and six months ended December 31, 2013, the Company recorded a receivable related to a refund of taxes plus interest in a foreign jurisdiction of $239 million and $794 million, respectively, and recorded a tax benefit, net of applicable taxes on interest, of $238 million and $721 million, respectively, to Income tax benefit in the Statements of Operations. Refunds received related to this matter were remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the three and six months ended December 31, 2013, the Company recorded an expense to Other, net of $238 million and $721 million, respectively, for the payable to 21st Century Fox in the Statements of Operations. Refer to the table below for the net impact of the tax refund and interest, net of tax, recorded in the Statements of Operations:

	For the three months ended December 31, 2013	For the six months ended December 31, 2013
	(in millions)	(in millions)
Other, net	$(238)	$(721)
Income tax benefit	238	721

Net impact to the Statement of Operations	$—	$—

As of December 31, 2013, the Company had received $654 million from the foreign tax authority. The remaining $140 million was received in January 2014.

As of December 31, 2013, the Company had paid 21st Century Fox $573 million, and the remaining $148 million was paid in January 2014. Amounts paid or payable to 21st Century Fox are net of the estimated tax associated with interest related to the refund.

The Company’s tax returns in certain foreign jurisdictions are subject to on-going review and examination. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, such liabilities may need to be adjusted as these examinations progress and as more information becomes known.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended December 31, 2014 and 2013, the Company paid gross income taxes of $50 million and $48 million, respectively, and received income tax refunds of $3 million and $682 million, respectively. The income tax refunds for the six months ended December 31, 2013 included the $654 million related to amounts received from the foreign tax authority discussed above.

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

•	Book Publishing—The Book Publishing segment consists of HarperCollins which is one of the largest English-language consumer publishers in the world, with particular strengths in general fiction, nonfiction, children’s and religious publishing, and an industry leader in digital publishing. HarperCollins includes over 60 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Publishers, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Mitch Albom, Veronica Roth, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird and the Divergent series.

•	Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia, with seven high definition television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League, international cricket and Australian Rugby Union.

•	Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s interests in REA Group Limited (“REA Group”) and Move. REA Group is a publicly traded company listed on the ASX (ASX: REA) that is a leading digital advertising business specializing in real estate services. REA Group operates Australia’s largest residential property website, realestate.com.au, as well as Australia’s leading commercial property website, realcommercial.com.au. REA Group also operates an Italian property site, casa.it, and other property sites and apps in Europe and Asia. The Company holds a 61.6% interest in REA Group.

Move, acquired in November 2014, primarily operates realtor.com®, a leading consumer facing real estate website, and also offers a number of professional software and services products (including Top Producer®, TigerLead® and ListHubTM), which provide real estate professionals with advertising systems, productivity and lead management tools and reporting. The Company owns an 80% interest in Move, with the remaining 20% being held by REA Group.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•	Digital Education—The Company’s Digital Education segment, which consists of Amplify, the brand for the Company’s digital education business, is dedicated to creating technology solutions that transform the way teachers teach and students learn in three areas:

•	Amplify Insight, Amplify’s data and assessment business, which formerly operated under the brand Wireless Generation, Inc., commenced operations in 2000 and was acquired in fiscal 2011. Amplify Insight provides powerful assessment products and services to support teachers and school districts, including student assessment tools and analytic technologies, intervention programs, enterprise education information systems, and professional development and consulting services.

•	Amplify Learning, Amplify’s curriculum business, is developing digital content for K-12 English Language Arts, Math and Science, including software that combines interactive, game-like experiences, rich, immersive media and sophisticated analytics to make the classroom teaching and learning experience more engaging, rigorous, personalized and effective. Amplify Learning’s digital curriculum incorporates the new Common Core State Standards adopted by most states in the U.S. and is available for use on multiple platforms.

•	Amplify Access, Amplify’s platform business, is delivering a tablet-based distribution system to facilitate personalized instruction and enable anytime, anywhere learning. Amplify Access offers a bundle that includes a tablet designed for the K-12 market, instructional software and curated third-party content, as well as implementation support.

•	Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group, and costs related to the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions)
Revenues:
News and Information Services	$1,523	$1,612	$2,974	$3,107
Book Publishing	469	391	875	719
Cable Network Programming	112	110	251	242
Digital Real Estate Services	154	103	266	193
Digital Education	22	22	64	49
Other	—	—	—	—

Total Revenues	2,280	2,238	4,430	4,310

Segment EBITDA:
News and Information Services	$216	$255	$321	$388
Book Publishing	77	68	132	111
Cable Network Programming	54	53	86	82
Digital Real Estate Services	57	55	114	99
Digital Education	(24)	(44)	(48)	(95)
Other	(52)	(60)	(107)	(117)

Total Segment EBITDA	328	327	498	468

Depreciation and amortization	(135)	(138)	(266)	(279)
Impairment and restructuring charges	(17)	(36)	(21)	(63)
Equity earnings of affiliates	16	17	41	30
Interest, net	13	16	30	33
Other, net	10	(231)	58	(672)

Income (loss) before income tax (expense) benefit	215	(45)	340	(483)
Income tax (expense) benefit	(52)	211	(89)	687

Net income	163	166	251	204
Less: Net income attributable to noncontrolling interests	(20)	(15)	(43)	(26)

Net income attributable to News Corporation stockholders	$143	$151	$208	$178

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Total assets:
News and Information Services	$7,001	$7,379
Book Publishing	2,065	1,852
Cable Network Programming	1,212	1,427
Digital Real Estate Services	1,320	438
Digital Education	504	481
Other	1,402	2,303
Investments	2,466	2,609

Total assets	$15,970	$16,489

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,615	$2,646
Book Publishing	906	619
Cable Network Programming	1,007	1,181
Digital Real Estate Services	1,027	95
Digital Education	371	378
Other	—	—

Total goodwill and intangible assets, net	$5,926	$4,919

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

Receivables, net consist of:

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Receivables	$1,708	$1,563
Allowances for returns and doubtful accounts	(258)	(175)

Receivables, net	$1,450	$1,388

The Company’s receivables did not contain significant concentrations of credit risk as of December 31, 2014 or June 30, 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Current Assets

The following table sets forth the components of Other current assets:

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Inventory(a)	$274	$310
Assets held for sale	2	11
Deferred tax assets	76	76
Prepayments and other current assets	277	274

Total Other current assets	$629	$671

(a)	Inventory at December 31, 2014 and June 30, 2014 was primarily comprised of books, newsprint, printing ink, plate material and programming rights.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Royalty advances to authors	$286	$267
Notes receivable(a)	76	83
Deferred tax assets	187	146
Other	168	186

Total Other non-current assets	$717	$682

(a)	Notes receivable relates to the Company’s sale of its former U.K. newspaper division headquarters.

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of December 31, 2014	As of June 30, 2014
	(in millions)
Current tax payable	$86	$25
Current deferred income tax	45	36
Royalties and commissions payable	192	168
Other	138	202

Total Other current liabilities	$461	$431

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net:

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$—	$(238)	$—	$(721)
Gain on third party pension contribution(b)	—	—	—	37
Gain on sale of marketable securities(c)	—	—	29	—
Dividends received from cost method investments	3	—	20	—
Other, net	7	7	9	12

Total Other, net	$10	$(231)	$58	$(672)

(a)	See Note 12—Income Taxes
(b)	See Note 11—Pension and Other Postretirement Benefits
(c)	In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive income and included in Other, net in the Statement of Operations.

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that have occurred during the six months ended December 31, 2014 and 2013 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•	Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2014 and 2013. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•	Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2014 and 2013 as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of December 31, 2014.

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

•	Book Publishing—The Book Publishing segment consists of HarperCollins which is one of the largest English-language consumer publishers in the world, with particular strengths in general fiction, nonfiction, children’s and religious publishing, and an industry leader in digital publishing. HarperCollins includes over 60 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Publishers, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Mitch Albom, Veronica Roth, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird and the Divergent series.

•	Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia, with seven high definition television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League, international cricket and Australian Rugby Union.

•	Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s interests in REA Group Limited (“REA Group”) and Move, Inc. (“Move”). REA Group is a publicly traded company listed on the ASX (ASX: REA) that is a leading digital advertising business specializing in real estate services. REA Group operates Australia’s largest residential property website, realestate.com.au, as well as Australia’s leading commercial property website, realcommercial.com.au. REA Group also operates an Italian property site, casa.it, and other property sites and apps in Europe and Asia. The Company holds a 61.6% interest in REA Group.

Move, acquired in November 2014, primarily operates realtor.com®, a leading consumer facing real estate website, and also offers a number of professional software and services products (including Top Producer®, TigerLead® and ListHubTM), which provide real estate professionals with advertising systems, productivity and lead management tools and reporting. The Company owns an 80% interest in Move, with the remaining 20% being held by REA Group.

•	Digital Education—The Digital Education segment consists of Amplify, the brand for the Company’s digital education business, which it launched in July 2012. Amplify is focused on improving K-12 education by creating digital products and services that empower teachers, students and parents in new ways. Its products serve more than three million students in all 50 states. Amplify is dedicated to creating technology solutions that transform the way teachers teach and students learn.

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

Cable Network Programming

The Cable Network Programming segment consists of FOX SPORTS Australia, which offers the following seven channels in high definition: FOX SPORTS 1, FOX SPORTS 2, FOX SPORTS 3, FOX SPORTS 4, FOX SPORTS 5, FOX FOOTY and FOX SPORTS NEWS. Revenue is primarily derived from monthly affiliate fees received from pay-tv providers (mainly Foxtel) based on the number of subscribers.

FOX SPORTS Australia competes primarily with ESPN, beIN SPORTS, the Free-To-Air channels and certain telecommunications companies in Australia.

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

Digital Real Estate Services

The Digital Real Estate Services segment sells online advertising services on its residential real estate and commercial property sites and also licenses certain professional software products on a subscription basis. Significant expenses associated with these sites and software solutions include development costs, advertising and promotional expenses, hosting and support services, salaries, employee benefits and other routine overhead expenses.

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

•	Amplify Learning, Amplify’s curriculum business, is developing digital content for K-12 English Language Arts, Math and Science, including software that combines interactive, game-like experiences, rich, immersive media and sophisticated analytics to make the classroom teaching and learning experience more engaging, rigorous, personalized and effective. Amplify Learning’s digital curriculum incorporates the new Common Core State Standards adopted by most states in the U.S. and is available for use on multiple platforms.

•	Amplify Access, Amplify’s platform business, is delivering a tablet-based distribution system to facilitate personalized instruction and enable anytime, anywhere learning. Amplify Access offers a bundle that includes a tablet designed for the K-12 market, instructional software and curated third-party content, as well as implementation support.

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

OTHER BUSINESS DEVELOPMENTS

In November 2014, the Company completed its acquisition of Move, a leading provider of online real estate services. The aggregate cash payment at closing to acquire the outstanding shares of Move was approximately $864 million, which was funded with cash on hand. The Company also assumed equity-based compensation with a fair value of $67 million, of which $28 million was allocated to pre-combination services and included in total consideration transferred for Move. The remaining $39 million was allocated to future services and will be expensed over the weighted average remaining service period of 2.5 years. In addition, the Company assumed Move’s outstanding indebtedness of approximately $129 million, which the Company settled following the acquisition, and acquired approximately $108 million of cash.

The total transaction value for the Move acquisition is set forth below:

Cash paid for Move equity	$864
Assumed equity compensation awards—pre-combination services	28

Total consideration transferred	$892

Plus: Assumed debt	129
Plus: Assumed equity compensation awards—post-combination services	39
Less: Cash acquired	(108)

Total transaction value	$952

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

In July 2014, REA Group purchased a 17.22% interest in iProperty Group Limited (ASX:IPP) (“iProperty”) for total cash consideration of approximately $100 million. iProperty has online property advertising operations primarily in Malaysia, Indonesia, Hong Kong, Macau and Singapore. In December 2014, REA Group sold Squarefoot, its Hong Kong based business, to iProperty in exchange for an additional 2.2% interest in iProperty. Upon completion of the transaction and including an acquisition of additional shares of iProperty in October 2014, REA Group owns an approximate 19.9% interest in iProperty, and has retroactively applied the equity method of accounting in the second quarter of fiscal 2015 in accordance with ASC 323, “Investments—Equity Method and Joint Ventures”. The carrying value of the investment in iProperty was $96 million as of December 31, 2014.

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

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2014 versus the three and six months ended December 31, 2013

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2014 as compared to the three and six months ended December 31, 2013.

	For the three months ended December 31,				For the six months ended December 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$1,038	$1,080	$(42)	(4)%	$1,958	$2,038	$(80)	(4)%
Circulation and Subscription	656	661	(5)	(1)%	1,339	1,340	(1)	—
Consumer	448	377	71	19%	838	688	150	22%
Other	138	120	18	15%	295	244	51	21%

Total Revenues	2,280	2,238	42	2%	4,430	4,310	120	3%

Operating expenses	(1,266)	(1,274)	8	1%	(2,580)	(2,569)	(11)	—
Selling, general and administrative	(686)	(637)	(49)	(8)%	(1,352)	(1,273)	(79)	(6)%
Depreciation and amortization	(135)	(138)	3	2%	(266)	(279)	13	5%
Impairment and restructuring charges	(17)	(36)	19	53%	(21)	(63)	42	67%
Equity earnings of affiliates	16	17	(1)	(6)%	41	30	11	37%
Interest, net	13	16	(3)	(19)%	30	33	(3)	(9)%
Other, net	10	(231)	241	**	58	(672)	730	**

Income (loss) before income tax (expense) benefit	215	(45)	260	**	340	(483)	823	**
Income tax (expense) benefit	(52)	211	(263)	**	(89)	687	(776)	**

Net income	163	166	(3)	(2)%	251	204	47	23%
Less: Net income attributable to noncontrolling interests	(20)	(15)	(5)	(33)%	(43)	(26)	(17)	(65)%

Net income attributable to News Corporation	$143	$151	$(8)	(5)%	$208	$178	$30	17%

**	not meaningful

Revenues—Revenues increased $42 million, or 2%, and $120 million, or 3%, for the three and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014.

The revenue increase for the three months ended December 31, 2014 was mainly due to increased revenues at the Book Publishing segment of $78 million, primarily as a result of the acquisition of Harlequin in August 2014, and increased revenues at the Digital Real Estate Services segment of $51 million, primarily as a result of the acquisition of Move in November 2014 and to a lesser extent, increased revenues at REA Group. These revenue increases were partially offset by a decrease in revenues at the News and Information Services segment of $89 million, primarily resulting from the negative impact of foreign currency fluctuations, weakness in the print advertising market and lower circulation and subscription revenues.

The revenue increase for the six months ended December 31, 2014 was primarily due to increased revenues at the Book Publishing segment of $156 million, primarily as a result of the acquisition of Harlequin in August 2014, and increased revenues at the Digital Real Estate Services segment of $73 million, primarily as a result of increased revenues at REA Group and the acquisition of Move in November 2014. These revenue increases were partially offset by a decrease in revenues at the News and Information Services segment of $133 million for the six months ended December 31, 2014, primarily resulting from weakness in the print advertising market, lower circulation and subscription revenues and the negative impact of foreign currency fluctuations, partially offset by increased other revenues.

Operating Expenses—Operating expenses decreased $8 million, or 1%, and increased $11 million, for the three and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014.

The decrease in operating expenses for the three months ended December 31, 2014 was mainly due to a decrease in operating expenses at the News and Information Services segment of $58 million, primarily as a result of the positive impact of foreign currency fluctuations, lower production and distribution costs resulting from reduced sales and the impact of cost savings initiatives. The decrease in operating expenses was partially offset by higher operating expenses at the Book Publishing segment, primarily due to the acquisition of Harlequin, and at the Digital Real Estate Services segment due to the acquisition of Move. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an operating expense decrease of $29 million for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

The increase in operating expenses for the six months ended December 31, 2014 was mainly due to higher operating expenses at the Book Publishing segment, primarily due to the acquisition of Harlequin, at the Digital Real Estate Services segment due to the acquisition of Move and at the Digital Education segment due to increased costs associated with revenue growth. The increase in operating expenses was partially offset by a decrease in operating expenses at the News and Information Services segment of $86 million due to lower production and distribution costs resulting from reduced sales and the impact of cost savings initiatives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an operating expense decrease of $8 million for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $49 million, or 8%, and $79 million, or 6%, for the three and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014.

The increase in Selling, general and administrative expenses for the three months ended December 31, 2014 was primarily due to higher expenses at the Book Publishing segment, primarily as a result of the acquisition of Harlequin, and at the Digital Real Estate Services segment as a result of the acquisition of Move, including one-time transaction costs associated with the acquisition of $16 million. Further, the News and Information Services segment had an increase in Selling, general and administrative expenses, primarily as a result of dual rent and other facility related costs of $8 million and increased legal costs at News America Marketing of $9 million. These increases were partially offset by the positive impact of foreign currency fluctuations and lower expenses at the Digital Education segment of $25 million, primarily due to the capitalization of software costs at Amplify in the three months ended December 31, 2014. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $27 million for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

The increase in Selling, general and administrative expenses for the six months ended December 31, 2014 was primarily due to higher expenses at the Book Publishing segment, primarily as a result of the acquisition of Harlequin, higher expenses at the Digital Real Estate Services segment as a result of the acquisition of Move, including one-time transaction costs associated with the acquisition of $18 million. Further, the News and Information Services segment had an increase in Selling, general and administrative expenses, primarily as a result of dual rent and other facility related costs of $22 million and increased legal costs at News America Marketing of $12 million. These increases were partially offset by the positive impact of foreign currency fluctuations, cost savings initiatives and lower expenses at the Digital Education segment of $47 million, primarily due to the capitalization of software costs at Amplify in the six months ended December 31, 2014. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $10 million for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

Depreciation and amortization—Depreciation and amortization expense decreased 2% and 5% for the three and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to lower depreciation and amortization expense at the News and Information Services segment of $16 million and $31 million, respectively, partially offset by increased depreciation at the Book Publishing segment and Digital Real Estate Services segment, primarily due to the acquisitions of Harlequin and Move, respectively.

Impairment and restructuring charges—During the three and six months ended December 31, 2014, the Company recorded restructuring charges of $17 million and $21 million, respectively, of which $14 million and $18 million, respectively, related to the newspaper businesses. The restructuring charges recorded in the three and six months ended December 31, 2014 were primarily for employee termination benefits.

During the three and six months ended December 31, 2013, the Company recorded restructuring charges of $24 million and $51 million, respectively, of which $21 million and $44 million, respectively, related to the newspaper businesses. The restructuring charges recorded in the three and six months ended December 31, 2013 were primarily for employee termination benefits.

During the second quarter of fiscal 2014, the Company reached an agreement to sell one of its U.S. printing plants. The carrying value of the plant was more than the net proceeds the Company received in January 2014 by approximately $12 million, which was recorded as an impairment charge in the three and six months ended December 31, 2013.

Equity earnings of affiliates—Equity earnings of affiliates decreased $1 million for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014, primarily due to the unfavorable impact of foreign currency fluctuations. Equity earnings of affiliates increased $11 million for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014, primarily due to increased net income at Foxtel as a result of favorable fair value movements on hedged items and lower tax expense, partially offset by adverse foreign currency fluctuations.

	For the three months ended December 31,				For the six months ended December 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Foxtel(a)	$15	$17	$(2)	(12)%	$40	$30	$10	33%
Other equity affiliates, net	1	—	1	**	1	—	1	**

Total Equity earnings of affiliates	$16	$17	$(1)	(6)%	$41	$30	$11	37%

**	not meaningful
(a)	In accordance with ASC 350, the Company amortized $14 million and $30 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and six months ended December 31, 2014, respectively, as compared to $15 million and $31 million in the three and six months ended December 31, 2013, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

Interest, net—Interest, net decreased $3 million for the three and six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

Other, net

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$—	$(238)	$—	$(721)
Gain on third party pension contribution(b)	—	—	—	37
Gain on sale of marketable securities(c)	—	—	29	—
Dividends received from cost method investments	3	—	20	—
Other, net	7	7	9	12

Total Other, net	$10	$(231)	$58	$(672)

(a)	For the three and six months ended December 31, 2013, the Company recorded a receivable related to a refund of taxes plus interest in a foreign jurisdiction of $239 million and $794 million, respectively, and recorded a tax benefit, net of applicable taxes on interest of $238 million and $721 million, respectively, to Income tax benefit in the Statements of Operations. Refunds received related to this matter were remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the three and six months ended December 31, 2013, the Company recorded an expense to Other, net of $238 million and $721 million, respectively, for the payable to 21st Century Fox in the Statements of Operations. (See Note 12 to the unaudited Consolidated Financial Statements of News Corporation).
(b)	During the first quarter of fiscal 2014, a $37 million contribution was made by a third party to one of the Company’s pension plans in connection with the sale of a business in a prior period. The contribution was contractually stipulated in the sale agreement and was made on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statements of Operations during the six months ended December 31, 2013. (See Note 11 to the unaudited Consolidated Financial Statements of News Corporation).
(c)	In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive income and included in Other, net in the Statement of Operations.

Income tax (expense) benefit—The Company’s effective tax rate for the three and six months ended December 31, 2014 was lower than the U.S. statutory tax rate primarily due to the impact from foreign operations which are subject to lower tax rates, partially offset by the impact of nondeductible items. The Company’s effective income tax rate for the three and six months ended December 31, 2013 was higher than the U.S. statutory rate primarily due to the impact of tax refunds received from a foreign jurisdiction, which is discussed below, and certain nontaxable indemnification payments received by 21st Century Fox, partially offset by the impact of other nondeductible items.

For the three and six months ended December 31, 2013, the Company recorded a receivable related to a refund of taxes plus interest in a foreign jurisdiction of $239 million and $794 million, respectively, and recorded a tax benefit, net of applicable taxes on interest, of $238 million and $721 million, respectively, to Income tax benefit in the Statements of Operations. Refunds received related to this matter were remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the three and six months ended December 31, 2013, the Company recorded an expense to Other, net of $238 million and $721 million, respectively, for the payable to 21st Century Fox in the Statements of Operations. (See Note 12 to the unaudited Consolidated Financial Statements of News Corporation).

Net income—Net income decreased $3 million for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

Net income for the six months ended December 31, 2014 increased $47 million as compared to the corresponding period of fiscal 2014, primarily due to higher Segment EBITDA, lower restructuring and impairment costs, lower depreciation and higher equity earnings from Foxtel.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $5 million and $17 million for the three and six months ended December 31, 2014, respectively, as compared to the corresponding periods of fiscal 2014, due to higher results at REA Group.

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

	For the three months ended December 31,				For the six months ended December 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$2,280	$2,238	$42	2%	$4,430	$4,310	$120	3%
Operating expenses	(1,266)	(1,274)	8	1%	(2,580)	(2,569)	(11)	—%
Selling, general and administrative expenses	(686)	(637)	(49)	(8)%	(1,352)	(1,273)	(79)	(6)%

Total Segment EBITDA	328	327	1	—%	498	468	30	6%
Depreciation and amortization	(135)	(138)	3	2%	(266)	(279)	13	5%
Impairment and restructuring charges	(17)	(36)	19	53%	(21)	(63)	42	67%
Equity earnings of affiliates	16	17	(1)	(6)%	41	30	11	37%
Interest, net	13	16	(3)	(19)%	30	33	(3)	(9)%
Other, net	10	(231)	241	**	58	(672)	730	**

Income (loss) before income tax (expense) benefit	215	(45)	260	**	340	(483)	823	**
Income tax (expense) benefit	(52)	211	(263)	**	(89)	687	(776)	**

Net income	$163	$166	$(3)	(2)%	$251	$204	$47	23%

**	not meaningful

	For the three months ended December 31,
	2014		2013
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$1,523	$216	$1,612	$255
Book Publishing	469	77	391	68
Cable Network Programming	112	54	110	53
Digital Real Estate Services	154	57	103	55
Digital Education	22	(24)	22	(44)
Other	—	(52)	—	(60)

Total	$2,280	$328	$2,238	$327

	For the six months ended December 31,
	2014		2013
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$2,974	$321	$3,107	$388
Book Publishing	875	132	719	111
Cable Network Programming	251	86	242	82
Digital Real Estate Services	266	114	193	99
Digital Education	64	(48)	49	(95)
Other	—	(107)	—	(117)

Total	$4,430	$498	$4,310	$468

News and Information Services (67% and 72% of the Company’s consolidated revenues in the six months ended December 31, 2014 and 2013, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$877	$962	$(85)	(9)%	$1,660	$1,804	$(144)	(8)%
Circulation and Subscription	540	557	(17)	(3)%	1,099	1,123	(24)	(2)%
Other	106	93	13	14%	215	180	35	19%

Total Revenues	1,523	1,612	(89)	(6)%	2,974	3,107	(133)	(4)%
Operating expenses	(879)	(937)	58	6%	(1,787)	(1,873)	86	5%
Selling, general and administrative	(428)	(420)	(8)	(2)%	(866)	(846)	(20)	(2)%

Segment EBITDA	$216	$255	$(39)	(15)%	$321	$388	$(67)	(17)%

Revenues at the News and Information Services segment decreased $89 million, or 6%, for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. The revenue decrease for the three months ended December 31, 2014 was primarily due to lower advertising revenues of $85 million as compared to the corresponding period of fiscal 2014, primarily resulting from lower advertising revenues at the Australian newspapers, News UK and News America Marketing, offset by increased advertising revenues at Dow Jones. Circulation and subscription revenues for the three months ended December 31, 2014 decreased $17 million as compared to the corresponding period of fiscal 2014, primarily as a result of lower subscription revenues from the Dow Jones professional information business and lower circulation and subscription revenues at the Australian newspapers due to the negative impact of foreign currency fluctuations. Other revenues for the three months ended December 31, 2014 increased $13 million, primarily due to increased other revenues at News Corp Australia and News UK.

Segment EBITDA at the News and Information Services segment decreased $39 million, or 15%, for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. The decrease was primarily due to a decrease at the U.K. newspapers of $27 million, principally as a result of the lower revenues discussed above, the release of legal reserves resulting from a favorable arbitration ruling in the prior year period of $8 million and the impact of dual rent and other facility related costs of $8 million, and a decrease at News America Marketing of $13 million primarily due to increased legal expenses and the decreased advertising revenues discussed above, partially offset by lower media, paper and production costs. These decreases were partially offset by an increase at the Australian newspapers of $4 million, due to lower expenses.

Revenues at the News and Information Services segment decreased $133 million, or 4%, for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. The revenue decrease was primarily due to lower advertising revenues of $144 million as compared to the corresponding period of fiscal 2014, primarily resulting from lower advertising revenues throughout the segment. Circulation and subscription revenues for the six months ended December 31, 2014 decreased $24 million as compared to the corresponding period of fiscal 2014, primarily as a result of lower circulation and subscription revenues at Dow Jones and lower revenues at the Australian newspapers, mainly due to the negative impact of foreign currency fluctuations, partially offset by increased circulation and subscription revenues at the U.K. newspapers, primarily due to the favorable impact of foreign currency fluctuations. Other revenues for the six months ended December 31, 2014 increased $35 million, primarily due to increased other revenues at News Corp Australia and News UK.

Segment EBITDA at the News and Information Services segment decreased $67 million, or 17%, for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. The decrease for the six months ended December 31, 2014 was primarily due to a decrease at the U.K. newspapers of $38 million, principally as a result of the lower revenues discussed above, the impact of dual rent and other facility related costs of $22 million and the release of legal reserves resulting from a favorable arbitration ruling in the prior year period of $8 million, a decrease at News America Marketing of $21 million, primarily due to increased legal expenses and the decreased advertising revenues discussed above, partially offset by lower media, paper and production costs, and a decrease at Dow Jones of $13 million, primarily due to the lower revenues discussed above and the sale of Dow Jones Local Media Group in September 2013, partially offset by lower newsprint, production and distribution expenses. These decreases were partially offset by an increase at the Australian newspapers of $9 million, due to lower expenses.

News Corp Australia

Revenues at the Australian newspapers for the three months ended December 31, 2014 decreased 8% compared to the corresponding period of fiscal 2014. Advertising revenues declined $33 million, primarily as a result of the negative impact of foreign currency fluctuations and weakness in the print advertising market in Australia. Circulation and subscription revenues declined $8 million, primarily due to the negative impact of foreign currency fluctuations as price increases offset volume declines. These decreases were partially offset by an increase in other revenues. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $35 million, or 8%, for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

Revenues at the Australian newspapers for the six months ended December 31, 2014 decreased 4% compared to the corresponding period of fiscal 2014. Advertising revenues declined $47 million, primarily as a result of weakness in the print advertising market in Australia and the negative impact of foreign currency fluctuations. Circulation and subscription revenues declined $9 million, primarily due to the negative impact of foreign currency fluctuations as price increases offset volume declines. These decreases were partially offset by increased other revenues. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $30 million, or 4%, for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

News UK

For the three months ended December 31, 2014 revenues at the U.K. newspapers decreased 7% as compared to the corresponding period of fiscal 2014. The decrease was primarily due to lower advertising revenues of $30 million resulting from overall print market declines, partially offset by increased other revenues. Circulation revenues were relatively flat as print and digital price increases and digital subscriber growth offset volume declines. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $8 million, or 2%, for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

For the six months ended December 31, 2014 revenues at the U.K newspapers decreased 2% as compared to the corresponding period of fiscal 2014. The decrease was primarily due to lower advertising revenues of $38 million resulting from overall print market declines, partially offset by increased circulation and subscription revenues of $14 million, primarily due to the favorable impact of foreign currency fluctuations as volume declines were offset by price increases and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue increase of $19 million, or 3%, for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

Dow Jones

Revenues at Dow Jones for the three months ended December 31, 2014 were relatively flat compared to the corresponding period of fiscal 2014 due to a $7 million increase in advertising revenues, primarily due to higher revenues across the Wall Street Journal franchise and increased circulation revenues of $5 million at The Wall Street Journal and WSJ.com, primarily due to price increases. These increases were offset by lower professional information business revenues of $11 million.

Revenues for the six months ended December 31, 2014 were down 6% compared to the corresponding period of fiscal 2014, primarily due to lower revenues of $28 million resulting from the sale of the Dow Jones Local Media Group in September 2013, lower circulation and subscription revenues at Dow Jones of $16 million, primarily as a result of the decreased professional information business revenues of $24 million, partially offset by increased circulation revenues of $8 million as a result of price increase at The Wall Street Journal and WSJ.com, and lower advertising revenues of $3 million as a result of print advertising declines.

News America Marketing

Revenues at News America Marketing decreased 9% for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014, primarily due to decreased revenues for free-standing insert products of $26 million.

Revenues at News America Marketing decreased 6% for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014, primarily due to decreased revenues for free-standing insert products of $42 million.

Book Publishing (20% and 17% of the Company’s consolidated revenues in the six months ended December 31, 2014 and 2013, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$448	$377	$71	19%	$838	$688	$150	22%
Other	21	14	7	50%	37	31	6	19%

Total Revenues	469	391	78	20%	875	719	156	22%
Operating expenses	(306)	(274)	(32)	(12)%	(577)	(514)	(63)	(12)%
Selling, general and administrative	(86)	(49)	(37)	(76)%	(166)	(94)	(72)	(77)%

Segment EBITDA	$77	$68	$9	13%	$132	$111	$21	19%

Revenues at the Book Publishing segment increased $78 million, or 20%, for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. The increase was primarily the result of the acquisition of Harlequin in August 2014, which contributed $80 million of revenues in the second quarter of fiscal 2015. Revenues from print and digital book sales at HarperCollins’ other divisions decreased $4 million, as increased backlist sales in the general and children’s books categories offset, in large part, lower revenues from the Divergent series by Veronica Roth of $33 million. The Company sold 1.5 million net units of the Divergent series in the three months ended December 31, 2014 as compared to approximately 5.7 million net units in the corresponding period of fiscal 2014. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $5 million, or 1%, for the three months ended December 31, 2014. E-book sales represented 17% of Consumer revenues during the three months ended December 31, 2014. E-book revenues increased 14% compared to the corresponding period in the prior fiscal year, due to the inclusion of Harlequin.

Segment EBITDA at the Book Publishing segment increased $9 million, or 13%, for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. The increase was primarily the result of the Harlequin acquisition, which contributed $11 million, strong backlist sales in the general and children’s books categories, ongoing operational efficiencies and higher contribution to profits from e-books, offset by the lower EBITDA contribution from the Divergent series.

Revenues at the Book Publishing segment increased $156 million, or 22%, for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. The increase was primarily the result of the acquisition of Harlequin, which contributed $137 million of revenues during the first six months of fiscal 2015. Revenues associated with print and digital book sales increased $22 million, as increased backlist sales in the general and children’s books categories more than offset lower revenues from the Divergent series of $17 million. The company sold 5.2 million net units of the Divergent series in the six months ended December 31, 2014 as compared to 7.1 million net units in the corresponding period of fiscal 2014. The increase in revenue was offset by a decrease in other revenues associated with the sale of the Women of Faith live events business. E-book sales represented 19% of Consumer revenues during the six months ended December 31, 2014. E-book revenues increased 21% as compared to the corresponding period in the prior fiscal year due to the inclusion of Harlequin. During the six months ended December 31, 2014, HarperCollins had 74 titles on The New York Times Bestseller List, with 7 titles reaching the number one position.

Segment EBITDA at the Book Publishing segment increased $21 million, or 19%, for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. The increase was primarily the result of the Harlequin acquisition, which contributed $13 million, strong backlist sales in the general and children’s books categories, ongoing operational efficiencies and higher contribution to profits from e-books, offset by the lower EBITDA contribution from the Divergent series and approximately $5 million of transaction costs related to the acquisition of Harlequin.

Cable Network Programming (6% and 6% of the Company’s consolidated revenues in the six months ended December 31, 2014 and 2013, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$14	$15	$(1)	(7)%	$39	$41	$(2)	(5)%
Circulation and Subscription	97	94	3	3%	210	198	12	6%
Other	1	1	—	—	2	3	(1)	(33)%

Total Revenues	112	110	2	2%	251	242	9	4%
Operating expenses	(54)	(52)	(2)	(4)%	(155)	(149)	(6)	(4)%
Selling, general and administrative	(4)	(5)	1	20%	(10)	(11)	1	9%

Segment EBITDA	$54	$53	$1	2%	$86	$82	$4	5%

For the three months ended December 31, 2014 revenues and Segment EBITDA at the Cable Network Programming segment increased $2 million, or 2%, and $1 million, or 2%, respectively, as compared to the corresponding period of fiscal 2014. The increase was primarily due to higher affiliate pricing and increased subscribers, partially offset by the unfavorable impact of foreign currency fluctuations and higher programming rights and production costs. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $10 million, or 9%, and a Segment EBITDA decrease of $4 million, or 8%, for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

For the six months ended December 31, 2014 revenues and Segment EBITDA at the Cable Network Programming segment increased $9 million, or 4%, and $4 million, or 5%, respectively, as compared to the corresponding period of fiscal 2014. The increase was primarily due to higher affiliate pricing and increased subscribers, partially offset by the unfavorable impact of foreign currency fluctuations and higher programming rights and production costs. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $8 million, or 3%, and a Segment EBITDA decrease of $4 million, or 5%, for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

Digital Real Estate Services (6% and 4% of the Company’s consolidated revenues in the six months ended December 31, 2014 and 2013, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$147	$103	$44	43%	$259	$193	$66	34%
Circulation and Subscription	7	—	7	**	7	—	7	**

Total Revenues	154	103	51	50%	266	193	73	38%
Operating expenses	(10)	—	(10)	**	(10)	—	(10)	**
Selling, general and administrative	(87)	(48)	(39)	(81)%	(142)	(94)	(48)	(51)%

Segment EBITDA	$57	$55	$2	4%	$114	$99	$15	15%

**	not meaningful

Revenues at the Digital Real Estate Services segment increased $51 million, or 50%, for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014, primarily due to the result of the acquisition of Move in November 2014, which contributed $34 million in revenues during the quarter, and higher revenues at REA Group of $17 million, primarily due to the impact of increased listing depth product penetration in Australia and higher pricing. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $10 million, or 10%, for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

Segment EBITDA at the Digital Real Estate Services segment increased $2 million, or 4%, for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. The increase in Segment EBITDA was primarily due to the increased revenues at REA Group noted above, offset by an EBITDA loss of $13 million related to the acquisition of Move, which includes approximately $16 million in one-time transaction costs related to the acquisition. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an EBITDA decrease of $6 million, or 11%, for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

Revenues at the Digital Real Estate Services segment increased $73 million, or 38%, for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. The increase was primarily due to higher revenues at REA Group of $39 million due to the impact of increased listing depth product penetration in Australia and higher pricing, and as a result of the acquisition of Move discussed above. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $9 million, or 5%, for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

Segment EBITDA at the Digital Real Estate Services segment increased $15 million, or 15%, for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014, primarily due to the increased revenues at REA Group, noted above. These increases were offset by an EBITDA loss of $15 million related to the acquisition of Move, which includes approximately $18 million in one-time transaction costs related to the acquisition. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an EBITDA decrease of $5 million, or 5%, for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014.

Digital Education (1% and 1% of the Company’s consolidated revenues in the six months ended December 31, 2014 and 2013, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and Subscription	$12	$10	$2	20%	$23	$19	$4	21%
Other	10	12	(2)	(17)%	41	30	11	37%

Total Revenues	22	22	—	—	64	49	15	31%
Operating expenses	(15)	(10)	(5)	(50)%	(47)	(32)	(15)	(47)%
Selling, general and administrative	(31)	(56)	25	45%	(65)	(112)	47	42%

Segment EBITDA	$(24)	$(44)	$20	45%	$(48)	$(95)	$47	49%

Revenues at the Digital Education segment were flat for the three months ended December 31, 2014, as compared to the corresponding period of fiscal 2014. Subscription revenues were higher in the second quarter of fiscal 2015 due to increased revenues at Amplify Access and Insight. Other revenues were lower in the second quarter of fiscal 2015 due to lower Amplify Insight consulting revenues and lower revenues at Amplify Learning, due to the timing of the delivery of early grade print and hybrid learning products.

Segment EBITDA at the Digital Education segment increased $20 million, or 45%, for the three months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. The improvement in Segment

EBITDA was largely driven by the impact from the capitalization of software development costs at Amplify Learning of $14 million as a result of certain products reaching their technological feasibility in fiscal 2015 and lower expenses.

Revenues at the Digital Education segment increased $15 million, or 31%, for the six months ended December 31, 2014, as compared to the corresponding period of fiscal 2014. Subscription revenues were higher in the six months ended December 31, 2014 due to increased revenues at Amplify Access and Insight. Other revenues were higher due to tablet sales at Amplify Access and increased revenues at Amplify Learning, as a result of the adoption of early grade print and hybrid learning products.

Segment EBITDA at the Digital Education segment increased $47 million, or 49%, for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. The improvement in Segment EBITDA was largely driven by the impact from the capitalization of software development costs at Amplify Learning of $29 million as a result of certain products reaching their technological feasibility in fiscal 2015 and the increased revenues noted above.

Other (0% and 0% of the Company’s consolidated revenues in the six months ended December 31, 2014 and 2013, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2014	2013	Change	% Change	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	—	—	—	—	—	—	—	—
Operating expenses	(2)	(1)	(1)	(100)%	(4)	(1)	(3)	**
Selling, general and administrative	(50)	(59)	9	15%	(103)	(116)	13	11%

Segment EBITDA	$(52)	$(60)	$8	13%	$(107)	$(117)	$10	9%

**	not meaningful

Segment EBITDA at the Other segment increased $8 million, or 13%, for the three months ended December 31, 2014, as compared to the corresponding period of fiscal 2014. Segment EBITDA increased primarily due to lower costs associated with the U.K. Newspaper Matters. The net expense related to the U.K. Newspaper Matters included in Selling, general and administrative expenses was $13 million as compared to $19 million in the corresponding period of fiscal 2014.

Segment EBITDA at the Other segment increased $10 million, or 9%, for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. Segment EBITDA increased primarily due to lower costs associated with the U.K. Newspaper Matters. The net expense related to the U.K. Newspaper Matters included in Selling, general and administrative expenses was $27 million for the six months ended December 31, 2014 as compared to $36 million in the corresponding period of fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. In accordance with the Separation and Distribution Agreement, 21st Century Fox made a cash contribution to the Company such that at the Distribution Date, the Company had approximately $2.4 billion of cash on hand and received the remaining $0.2 billion from 21st Century Fox during the first quarter of fiscal 2014. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. In October 2013, the Company established a revolving credit facility of $650 million. Under the credit agreement, the Company may request increases in the amount of the facility up to a maximum amount of $900 million. In addition, the Company expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if needed or desired. Although the Company believes that its future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for a further discussion.

As of December 31, 2014, the Company’s consolidated assets included $501 million in cash and cash equivalents that was held by its foreign subsidiaries. $34 million of this amount is cash held at the Digital Real Estate Services segment which is not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these funds. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange control and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

The principal uses of cash that affect the Company’s liquidity position include the following: operational expenditures including employee costs; paper purchases; capital expenditures; income tax payments; investments in associated entities and acquisitions.

In addition to the acquisitions and sales disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of the Company’s securities or the assumption of indebtedness.

The Company’s Board of Directors has authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Company’s Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements (including compliance with the IRS private letter ruling), regulatory constraints, industry practice and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Company’s Board of Directors and the Company’s Board of Directors cannot provide any assurances that any shares will be repurchased. Through January 30, 2015, the Company has not repurchased any common stock.

Sources and Uses of Cash—For the six months ended December 31, 2014 versus the six months ended December 31, 2013

Net cash provided by operating activities for the six months ended December 31, 2014 and 2013 was as follows (in millions):

For the six months ended December 31,	2014	2013
Net cash provided by operating activities	$492	$407

Net cash provided by operating activities improved by $85 million for the six months ended December 31, 2014 as compared to the corresponding period of fiscal 2014. The increase was primarily due to the increase in Total Segment EBITDA and improved working capital of a combined $86 million, lower restructuring payments of

$61 million, lower payments for fees and costs related to the U.K. Newspaper Matters of $24 million and increased dividends received from cost method investments of $21 million. The increases in net cash provided by operating activities were partially offset by the absence of the net receipts related to the foreign tax refund of $81 million received during the six months ended December 31, 2013 and higher tax payments of $26 million in the six months ended December 31, 2014.

Net cash used in investing activities for the six months ended December 31, 2014 and 2013 was as follows (in millions):

For the six months ended December 31,	2014	2013
Net cash used in investing activities	$(1,498)	$(75)

The Company had net cash used in investing activities of $1,498 million for the six months ended December 31, 2014 as compared to net cash used in investing activities of $75 million for the corresponding period of fiscal 2014. During the six months ended December 31, 2014, the Company used $1,183 million of cash for acquisitions, primarily the acquisitions of Move and Harlequin, and used $246 million of cash for investments, primarily consisting of approximately $100 million for its investment in iProperty and approximately $60 million for its investment in SeekAsia. The Company also had capital expenditures of $183 million which included $41 million related to the relocation of the Company’s operations to a new site in London and $29 million related to Amplify’s curriculum products. The net cash used in investing activities for the six months ended December 31, 2014 was partially offset by proceeds from dispositions of $114 million, primarily resulting from the sale of marketable securities.

During the six months ended December 31, 2013, the Company had capital expenditures of $147 million and used cash for acquisitions of $26 million, primarily to acquire Storyful. The net cash used in investing activities for the six months ended December 31, 2013 was partially offset by proceeds from dispositions of $100 million, primarily resulting from the sale of the LMG.

Net cash (used in) provided by financing activities for the six months ended December 31, 2014 and 2013 was as follows (in millions):

For the six months ended December 31,	2014	2013
Net cash (used in) provided by financing activities	$(156)	$204

The change in net cash used in financing activities for the six months ended December 31, 2014 as compared to the net cash provided by financing activities in the corresponding period of fiscal 2014 was primarily due to the repayment of debt assumed in the acquisition of Move of approximately $129 million during the six months ended December 31, 2014 and net transfers from 21st Century Fox and its affiliates of $217 million during the six months ended December 31, 2013.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the six months ended December 31,
	2014	2013
	(in millions)
Net cash provided by operating activities	$492	$407
Less: Capital expenditures	(183)	(147)

	309	260
Less: REA Group free cash flow	(60)	(62)
Plus: Cash dividends received from REA Group	26	19

Free cash flow available to News Corporation	$275	$217

Free cash flow available to News Corporation improved by $58 million in the six months ended December 31, 2014 to $275 million from $217 million in the corresponding period of fiscal 2014, primarily due to the change in net cash provided by operating activities, partially offset by an increase in capital expenditures discussed above.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of December 31, 2014, the Company was in compliance with all of the applicable debt covenants.

The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement which varies based on the Company’s adjusted operating income leverage ratio. As of December 31, 2014, the

Company is paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of December 31, 2014 have not changed significantly from the disclosures included in the 2014 Form 10-K.

Contingencies

As disclosed in the notes to the Financial Statements, governmental authorities in the U.K. continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The Company is cooperating with these investigations. The Company and 21st Century Fox were also previously subject to an investigation by the U.S. Department of Justice (the “DOJ”) relating to the U.K. Newspaper Matters. On January 28, 2015, the Company was notified by the DOJ that it has completed its investigation and is declining to prosecute the Company or 21st Century Fox.

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

As of December 31, 2014, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $112 million, of which approximately $55 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of December 31, 2014. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters. The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $122 million as of December 31, 2014. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income of approximately $12 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2014 or June 30, 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2014 and June 30, 2014, the Company did not anticipate nonperformance by any of the counterparties.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 5, 2012, the court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to comprise February 15, 2011 to July 18, 2011. Defendants filed motions to dismiss the litigation, which were granted by the court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeats the allegations of the amended consolidated complaint and also expands the class period to comprise July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and plaintiffs opposed those motions. On November 21, 2014, defendants filed their replies to plaintiffs’ opposition, and the motions were fully submitted to the court. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including all payments in connection with the Wilder Litigation.

In addition, governmental authorities in the U.K. continue to conduct investigations initiated in 2011 with respect to the U.K. Newspaper Matters. The Company is cooperating with these investigations. The Company and 21st Century Fox were also previously subject to an investigation by the DOJ relating to the U.K. Newspaper Matters. On January 28, 2015, the Company was notified by the DOJ that it has completed its investigation and is declining to prosecute the Company or 21st Century Fox.

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

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $23 million and $51 million during the three months ended December 31, 2014 and 2013, respectively, and approximately $51 million and $91 million for the six months ended December 31, 2014 and 2013, respectively. With respect to the fees and costs incurred during the three months ended December 31, 2014 and 2013, the Company has been or will be indemnified by 21st Century Fox for $10 million, net of tax, and $32 million, net of tax, respectively, pursuant to the indemnification arrangements described above. With respect to the fees and costs incurred during the six months ended December 31, 2014 and 2013, the Company has been or will be indemnified by 21st Century Fox for $24 million, net of tax, and $55 million, net of tax, respectively, pursuant to the indemnification arrangements described above.

As of December 31, 2014, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $112 million, of which approximately $55 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of December 31, 2014. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters. The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

Defendants moved to dismiss the complaint, and on August 25, 2014, plaintiff amended the complaint to seek a declaratory judgment that the Company is bound and subject to the settlement agreement; that the agreement has been breached; that the Board of Directors acted in bad faith by adopting the stockholder rights agreement extension without stockholder approval; and, in the alternative, seeking reformation of the settlement agreement on the grounds of alleged mutual mistake. Thereafter, on September 9, 2014, all defendants moved to dismiss the amended complaint. A hearing on the motion is scheduled for February 10, 2015.

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

On August 11, 2014, plaintiffs filed a motion seeking certification of a class of all persons residing in the United States who purchased in-store marketing services on or after April 5, 2008, and have not purchased those services pursuant to contracts with mandatory arbitration clauses. Plaintiffs did not, however, move to certify a class of purchasers of free-standing insert coupons. The NAM Group filed its opposition to plaintiffs’ motion on October 10, 2014, and the District Court heard oral argument on the motion on December 12, 2014.

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

On February 4, 2014, the magistrate judge entered an order granting the motion for expedited discovery. NAI, NAM FSI and NAM In-Store Services filed their objections to the order before the District Court on February 11, 2014 and concurrently filed a motion to stay the decision of the magistrate judge pending the District Court’s consideration of their objections. On March 10, 2014, NAI, NAM FSI and NAM In-Store Services filed a motion to enforce the parties’ settlement agreement that sought an order that certain of Valassis’s claims, if they are allowed to proceed, must be considered by a three-member panel of antitrust experts pursuant to the parties’ agreements. On May 20, 2014, the District Court issued an order overruling the objections to the magistrate judge’s decision on Valassis’s motion for expedited discovery and determining that the motion to stay the magistrate judge’s order was therefore moot. In the same order, the District Court terminated the motion to enforce the parties’ settlement agreement on the grounds that the issues raised in this motion would be addressed in the context of the NAM Group’s motion to dismiss Valassis’s newly-filed complaint, described below.

On March 11, 2014, the District Court referred the NAM Group’s motion to dismiss Valassis’s newly-filed complaint to the magistrate judge for determination. On July 16, 2014, the magistrate judge recommended that the District Court grant the NAM Group’s motion in part with respect to certain claims and stay the remainder of the action. Valassis objected to the magistrate judge’s recommendation that the action be stayed, and the NAM Group filed its opposition to Valassis’s objections on August 13, 2014.

On October 7, 2014, the NAM Group filed a motion for an order requiring Valassis to show cause why its allegations that the NAM Group engaged in unlawful bundling and tying of in-store marketing services and free-standing insert coupons should not be referred to a three-member panel of antitrust experts for resolution pursuant to the parties’ agreements. On November 19, 2014, the magistrate judge denied the NAM Group’s motion for an order to show cause. The NAM Group objected to the magistrate judge’s order, and Valassis filed its opposition to the NAM Group’s objections on December 22, 2014. On January 20, 2015, NAI, NAM FSI and NAM In-Store Services filed a motion for expedited discovery in the previously settled case seeking discovery against Valassis. On February 3, 2015, Valassis filed a response in opposition to the motion for expedited discovery.

Also on February 3, 2015, Valassis filed a Notice of Violation of an order issued by the District Court in the previously settled case. The Notice contains allegations that are substantially similar to the allegations Valassis made in its complaint filed on November 8, 2013. The Notice also re-asserts claims of unlawful bundling and tying which the magistrate judge had previously recommended be dismissed from the separately-filed action on the grounds that such claims could only be brought before the three-member panel of antitrust experts.

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

The Company derives substantial revenues from the sale of advertising on or in its newspapers, integrated marketing services and digital media properties. The Company and its affiliates also derive revenues from the sale of advertising on their cable channels and pay-TV programming. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of retail, national and classified newspaper advertising revenue. Changes in gross domestic product, consumer spending, housing sales, auto sales, unemployment rates and job creation all impact demand for advertising. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities or result in consolidation or closures across various industries, which may also reduce the Company’s overall advertising revenue.

The Company’s ability to generate advertising revenue is also dependent on demand for the Company’s products and services, demographics of the customer base, advertising rates and results observed by advertisers. For example, circulation levels for the Company’s newspapers and ratings points for its cable channels are among the factors that are weighed by advertisers when determining the amount of advertising to purchase from the Company as well as advertising rates. For the Company’s digital media properties, advertisers use various metrics to evaluate demand such as the number of visits, number of users, user engagement and, for digital real estate services, the number and quality of leads provided. Demand for the Company’s products and services depends in turn upon the Company’s ability to differentiate and distinguish those products and services and anticipate and adapt to changes in consumer tastes and behaviors in a timely manner. For example, the Company’s newspapers, cable channels and pay-TV programming must continue to provide high-quality content that is interesting and relevant to users in order to retain and grow their audiences. Similarly, the success of the Company’s digital real estate services business depends in part on providing more comprehensive, current and accurate real estate listing data than its competitors, which the Company generally obtains through short-term arrangements with multiple listing services, real estate brokers, real estate agents and other third parties that may not be renewed and/or may be terminated with limited or no notice.

In addition, newer technologies, including new streaming and downloading capabilities via the Internet and other devices and technologies, as well as growing consumer engagement with new forms of digital media such as online and mobile social networking, are increasing the number of media choices and formats available to audiences, resulting in audience fragmentation and increased competition for advertising. These technological developments may also cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to advertisers. Furthermore, the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. Consequently, the Company’s digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption. A decrease in advertising expenditures by the Company’s customers, reduced demand for the Company’s offerings or a surplus of advertising inventory could lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses and assets.

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

The Company Must Respond to New Technologies and Changes in Consumer Behavior and Continue to Innovate and Provide Useful Products in Order to Remain Competitive.

Technology continues to evolve rapidly, and the resulting changes in consumer behavior and preferences create constant opportunities for new and existing competitors that can quickly render our products and services less valuable. For example, alternative methods for the delivery and storage of digital content, including the distribution of news and other content through social networking tools and on mobile and other devices, digital distribution models for books and Internet and mobile distribution of video content via streaming and downloading, have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and innovations in distribution platforms have enabled consumers to view such Internet-delivered content on portable devices and televisions. Enhanced Internet capabilities and other new media may reduce the demand for newspapers and television viewership, which could negatively affect the Company’s revenues.

New digital platforms and technologies, such as user-generated sites and self-publishing tools, have also reduced the effort and expense of producing and distributing content on a wide scale, allowing digital content providers, customers, suppliers and other third parties to compete with us, often at a lower cost. This trend may drive down the price consumers are willing to spend on the Company’s products disproportionately to the costs associated with generating content and result in relatively low barriers to entry for competing Internet-based products and services. In addition, new digital distribution channels, such as the Internet and online retailers, may present both challenges and opportunities to the Company’s businesses, including its traditional book publishing model, which could affect both sales volume and pricing.

In order to succeed, the Company must continue to innovate to ensure that its products and services remain relevant and useful for consumers and customers. The Company may be required to incur significant capital expenditures in order to respond to new technologies, new and enhanced offerings from its competitors, and changes in consumer behavior, and there is a risk that its responses and strategies to remain competitive, including distribution of its content on a “pay” basis, may not be adopted by consumers. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technologies, products, services and business models to take advantage of advancements in technology and the latest consumer preferences could cause its customer, audience and/or user base to decline, in some cases precipitously, and could have a significant adverse effect on its businesses, asset values and results of operations.

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

Since the 2010 acquisition of Wireless Generation, the former brand of Amplify’s Insight business, and the initiation of the development of the broader business initiatives of Amplify, the Company has invested cash of approximately $900 million cumulatively through December 31, 2014, of which $28 million and $85 million was invested in the three and six months ended December 31, 2014, respectively, and which includes $380 million, net of cash acquired, for the acquisition of Wireless Generation. The Company expects it will invest total cash of approximately $230 million for the year ending June 30, 2015, including approximately $50 million in deferred compensation related to the acquisition of Wireless Generation. Significant expenses associated with Amplify’s businesses include salaries, employee benefits and other routine overhead associated with product development.

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

Weak Domestic and Global Economic Conditions and Volatility and Disruption in the Financial Markets May Adversely Affect the Company’s Business.

The U.S. and global economies have undergone economic uncertainty in the past, which resulted in, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, lower consumer net worth and a dramatic decline in the real estate market. The resulting pressure on the labor and retail markets and the downturn in consumer confidence weakened the economic climate in certain markets in which the Company does business and had an adverse effect on its business, results of operations, financial condition and liquidity, including advertising revenues. Any continued or recurring economic weakness could further impact the Company’s business, reduce its advertising and other revenues and negatively impact the performance of its newspapers, books, digital real estate services business, television operations and other consumer products and services. In addition, further volatility and disruption in the financial markets could make it more difficult and expensive for the Company to obtain financing. These conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company, including as a result of their inability to obtain capital on acceptable terms. The Company is particularly exposed to certain Australian business risks, including specific Australian legal and regulatory risks, consumer preferences and competition, because it holds a substantial amount of Australian assets. As a result, the Company’s results of operations may be adversely affected by negative developments in the Australian market. Although the Company believes that its capitalization, operating cash flow and current access to credit markets, including the Company’s revolving credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that any further volatility and disruption in domestic and global capital and credit markets will not impair the Company’s liquidity or increase its cost of borrowing.

The Company Has Made and May Continue to Make Strategic Acquisitions That Introduce Significant Risks and Uncertainties.

In order to position its business to take advantage of growth opportunities, the Company has made and may continue to make strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include, among others: (1) the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other anticipated benefits, (3) the potential loss of key employees of the acquired businesses, (4) the risk of diverting the attention of the Company’s senior management from the Company’s operations, (5) the risks associated with integrating financial reporting and internal control systems, (6) the difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses, (7) potential future impairments of goodwill associated with the acquired business and (8) in some cases, increased regulation.

If any acquired business fails to operate as anticipated or cannot be successfully integrated with the Company’s existing business, the Company’s business, results of operations and financial condition could be adversely affected, and the Company may be required to record non-cash impairment charges for the write-down of certain acquired assets.

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

Governmental authorities in the U.K. are conducting investigations relating to voicemail interception, illegal data access and inappropriate payments to public officials at the Company’s former publication, The News of the World, and at The Sun, and related matters, which are referred to as the U.K. Newspaper Matters. The Company is cooperating with these investigations. Civil claims have also been brought against the Company with respect to the U.K. Newspaper Matters. The Company has admitted liability in many civil cases and has settled a number of cases. The Company has also settled a number of claims through a private compensation scheme established by the Company under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

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

From July 1, 2010 through December 31, 2014, the Company incurred aggregate fees, costs and expenses related to the U.K. Newspaper Matters of $497 million, net of costs that have been or will be indemnified by 21st Century Fox, which includes $37 million paid to claimants for civil settlements. As of December 31, 2014, the Company accrued $112 million, representing its best estimate of the liability for the claims that have been filed, as well as incurred but unpaid legal and professional fees. Certain liabilities recorded by the Company as of December 31, 2014 related to matters that will be indemnified by 21st Century Fox as described below. Amounts due from 21st Century Fox relating to indemnified costs were approximately $55 million as of December 31, 2014.

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

In addition, the Company’s newspaper businesses in the U.K. are likely to be subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by Prime Minister David Cameron in mid-2011. The inquiry was triggered by allegations of illegal voicemail interception at the Company’s former publication, The News of the World. Lord Justice Leveson, Chairman of the Inquiry, concluded the first part of the inquiry and published a report in late November 2012 containing various recommendations for greater regulation and oversight of the U.K. press. A majority of the U.K. press has established an alternative regulator, the Independent Press Standards Organisation, or IPSO, which began operating in September 2014. IPSO imposes burdens on the print media in the U.K., including the Company’s newspaper businesses in the U.K., which may result in competitive disadvantages versus other forms of media and may increase the costs of compliance.

The Company’s business activities are also subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve in light of changes in information technology and analytics techniques that have implications for how such data is managed. These laws and regulations could be costly to comply with, subject the Company to claims and other remedies and limit or restrict aspects of the Company’s business, including, for example, by restricting the use of personal and profiling data to deliver targeted advertisements.

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control.

Newsprint is one of the largest expenses of the Company’s newspaper publishing units. During the three months ended December 31, 2014, the Company’s average cost per ton of newsprint was approximately 8% lower than its historical average annual cost per ton over the past five fiscal years. The price of newsprint has historically been volatile and the consolidation of newsprint mills over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Failure to maintain the Company’s current consumption levels, further supplier consolidation or the inability to maintain the Company’s existing relationships with its newsprint suppliers could adversely impact newsprint prices in the future.

The Company Relies on Network and Information Systems and Other Technology Whose Failure or Misuse Could Cause a Disruption of Services or Improper Disclosure of Personal Data, Business Information, Including Intellectual Property, or Other Confidential Information, Resulting in Increased Costs or Loss of Revenue.

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, natural disasters (including extreme weather), terrorist activities or human error that may affect such systems, could result in disruption of the Company’s services and/or improper disclosure of personal data, business information, including intellectual property, or other confidential information. In recent years, there has been a rise in the number of cyberattacks on companies’ network and information systems, and as a result, the risks associated with such an event continue to increase. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and incidents, none of which have been material to the Company to date.

A significant failure, compromise, breach or interruption of the Company’s systems could result in a disruption of its operations, customer or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations, lawsuits and a loss of customers or revenues. If any such failure, interruption or similar event results in the improper disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including financial, personal, credit card, confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Efforts by the Company and its vendors to develop, implement and maintain security measures may not be successful in preventing these events from occurring, particularly given that techniques used to access, disable or degrade service, or sabotage systems change frequently, and any network and information systems-related events could require the Company to expend significant resources to remedy such event. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated.

There Can Be No Assurance That the Company Will Have Access to the Capital Markets on Terms Acceptable to It.

From time to time the Company may need or desire to access the long-term and short-term capital markets to obtain financing. Although the Company believes that the sources of capital currently in place, including the Company’s revolving credit facility, will permit the Company to finance its operations for the foreseeable future on acceptable terms and conditions, the Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) the Company’s financial performance, (2) the Company’s credit ratings or absence of a credit rating, (3) the liquidity of the overall capital markets and (4) the state of the economy. There can be no assurance, particularly as a company that currently has no credit rating, that the Company will continue to have access to the capital markets on terms acceptable to it.

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

The Company’s Business Relies on Certain Intellectual Property and Brands.

The Company’s businesses rely on a combination of trademarks, trade names, copyrights, and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect their intellectual property and brand names. The Company believes its proprietary trademarks, patents and other intellectual property rights are important to its continued success and its competitive position. However, the Company cannot ensure that these intellectual property rights will be upheld if challenged or that these rights will protect the Company against infringement claims by third parties. Any failure by the Company to effectively protect its intellectual property or brands could adversely impact the Company’s results of operations or financial condition. In addition, the Company may be contractually required to indemnify other parties against liabilities arising out of any third party infringement claims.

The Company’s Relationship with NAR is an Important Part of its Digital Real Estate Business in the U.S. and this Business Could be Harmed if it were to Lose the Benefits of this Relationship

Move, the Company’s digital real estate business in the U.S., licenses the realtor.com® trademark and website address, as well as the REALTOR® trademark, from the National Association of Realtors® (“NAR”) pursuant to a trademark license agreement (the “NAR License”). Move also operates the realtor.com® website under an agreement with NAR that is perpetual in duration. However, NAR may terminate the operating agreement for certain contractually-specified reasons upon expiration of applicable cure periods. If the operating agreement with NAR is terminated, the NAR License would also terminate, and Move would be required to transfer a copy of the software that operates the realtor.com® website to NAR and provide NAR with copies of its agreements with advertisers and data content providers. NAR would then be able to operate a realtor.com® website, either by itself or with another third party.

In addition to the contractual limitations and risks described above, any adverse developments in Move’s business relationship with NAR as a result of existing or new areas of conflict or potential conflict between Move’s interests and NAR’s interests, changes in the real estate industry or other causes could also adversely affect Move’s business, particularly as many of its customers and data providers are members of, have interests that are closely aligned with, or are otherwise influenced by, NAR.

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

Certain of the Company’s directors and executive officers own shares of 21st Century Fox’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of the Company’s officers and directors also serve as officers and/or as directors of 21st Century Fox, including K. Rupert Murdoch, who serves as the Company’s Executive Chairman and the Chairman and Chief Executive Officer of 21st Century Fox, Lachlan K. Murdoch, who serves as the Company’s Co-Chairman and the Co-Chairman of 21st Century Fox, and Gerson Zweifach, who serves as the Company’s General Counsel and as Senior Executive Vice President and Group General Counsel of 21st Century Fox. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for the Company and 21st Century Fox. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Company and 21st Century Fox regarding the terms of the agreements governing the internal reorganization, the Separation and the relationship thereafter between the companies, including with respect to the indemnification of certain matters. In addition to any other arrangements that the Company and 21st Century Fox may agree to implement, the Company and 21st Century Fox have agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.

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

Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of January 30, 2015, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of January 30, 2015. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of January 30, 2015. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the amended and restated stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

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

The Company did not repurchase any of its Class A Common Stock during the three months ended December 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three and six months ended December 31, 2014 and 2013 (unaudited); (ii) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended December 31, 2014 and 2013 (unaudited); (iii) Consolidated Balance Sheets at December 31, 2014 (unaudited) and June 30, 2014 (audited); (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh
Chief Financial Officer

Date: February 6, 2015