Form 10-Q
period 2015-03-31
NEWS CORP
filed 2015-05-06
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, 383,563,431 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014 (unaudited)	2

Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended March 31, 2015 and 2014 (unaudited)

Consolidated Balance Sheets as of March 31, 2015 (unaudited) and June 30, 2014 (audited)

		3 4
	Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014 (unaudited)	5
	Notes to the Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53
Part II. Other Information
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3.	Defaults Upon Senior Securities	69
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
Signature		72

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended		For the nine months ended
		March 31,		March 31,
	Notes	2015	2014	2015	2014
Revenues:
Advertising		$904	$952	$2,862	$2,990
Circulation and Subscription		650	665	1,989	2,005
Consumer		385	342	1,223	1,030
Other		123	119	418	363

Total Revenues		2,062	2,078	6,492	6,388

Operating expenses		(1,216)	(1,259)	(3,796)	(3,828)
Selling, general and administrative		(683)	(644)	(2,035)	(1,917)
Depreciation and amortization		(132)	(142)	(398)	(421)
Impairment and restructuring charges	3	(10)	(10)	(31)	(73)
Equity earnings of affiliates	4	7	23	48	53
Interest, net		12	17	42	50
Other, net	14	12	(1)	70	(673)

Income (loss) before income tax (expense) benefit		52	62	392	(421)
Income tax (expense) benefit	12	(18)	(1)	(107)	686

Net income		34	61	285	265
Less: Net income attributable to noncontrolling interests		(11)	(13)	(54)	(39)

Net income attributable to News Corporation stockholders		$23	$48	$231	$226

Net income available to News Corporation stockholders per share:
Basic and diluted	8	$0.04	$0.08	$0.40	$0.39

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited; millions)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income	$34	$61	$285	$265
Other comprehensive (loss) income:
Foreign currency translation adjustments	(315)	223	(1,245)	184
Unrealized holding gains (losses) on securities, net(a)	10	—	15	(1)
Benefit plan adjustments, net (b)	13	12	44	21
Share of other comprehensive income from equity affiliates, net (c)	1	(5)	(1)	6

Other comprehensive (loss) income	(291)	230	(1,187)	210

Comprehensive (loss) income	(257)	291	(902)	475
Less: Net income attributable to noncontrolling interests	(11)	(13)	(54)	(39)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	(2)	(5)	23	1

Comprehensive (loss) income attributable to News Corporation stockholders	$(270)	$273	$(933)	$437

(a)	Net of income tax expense (benefit) of $4 million and nil for the three months ended March 31, 2015 and 2014, respectively, and income tax expense (benefit) of $10 million and nil for the nine months ended March 31, 2015 and 2014, respectively.
(b)	Net of income tax expense (benefit) of $3 million and $11 million for the three months ended March 31, 2015 and 2014, respectively, and income tax expense (benefit) of $11 million and $19 million for the nine months ended March 31, 2015 and 2014, respectively.
(c)	Net of income tax (benefit) expense of nil and ($2) million for the three months ended March 31, 2015 and 2014, respectively, and income tax (benefit) expense of ($1) million and $2 million for the nine months ended March 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

		As of	As of
	Notes	March 31, 2015	June 30, 2014
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$2,027	$3,145
Amounts due from 21st Century Fox	9	52	66
Receivables, net	14	1,308	1,388
Other current assets	14	701	671

Total current assets		4,088	5,270

Non-current assets:
Investments	4	2,382	2,609
Property, plant and equipment, net		2,699	3,009
Intangible assets, net		2,313	2,137
Goodwill		3,510	2,782
Other non-current assets	14	694	682

Total assets		$15,686	$16,489

Liabilities and Equity:
Current liabilities:
Accounts payable		$225	$276
Accrued expenses		1,121	1,188
Deferred revenue		399	369
Other current liabilities	14	528	431

Total current liabilities		2,273	2,264

Non-current liabilities:
Retirement benefit obligations	11	266	272
Deferred income taxes		295	224
Other non-current liabilities		306	310

Commitments and contingencies	10

Redeemable preferred stock		20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,450	12,390
Retained earnings		467	237
Accumulated other comprehensive (loss) income		(554)	610

Total News Corporation stockholders’ equity		12,369	13,243
Noncontrolling interests		157	156

Total equity	6	12,526	13,399

Total liabilities and equity		$15,686	$16,489

(a)	Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 383,397,851 and 379,392,985 shares issued and outstanding, net of 27,368,413 and 27,333,277 treasury shares at par at March 31, 2015 and June 30, 2014, respectively.
(b)	Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at March 31, 2015 and June 30, 2014, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the nine months ended
		March 31,
	Notes	2015	2014
Operating activities:
Net income		$285	$265

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization		398	421
Equity earnings of affiliates	4	(48)	(53)
Cash distributions received from affiliates		69	47
Impairment charges, net of tax	3	—	12
Other, net	14	(70)	(48)
Deferred income taxes and taxes payable	12	31	85
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		60	(140)
Inventories, net		(46)	(32)
Accounts payable and other liabilities		41	281
Pension and postretirement benefit plans		(18)	(35)

Net cash provided by operating activities		702	803

Investing activities:
Capital expenditures		(268)	(244)
Acquisitions, net of cash acquired		(1,188)	(39)
Investments in equity affiliates and other		(257)	(12)
Proceeds from dispositions		134	109
Other		16	—

Net cash used in investing activities		(1,563)	(186)

Financing activities:
Net transfers from 21st Century Fox and affiliates		—	217
Repayment of borrowings acquired in the Move acquisition		(129)	—
Dividends paid		(29)	(23)
Other, net		(2)	(3)

Net cash (used in) provided by financing activities		(160)	191

Net (decrease) increase in cash and cash equivalents		(1,021)	808
Cash and cash equivalents, beginning of period		3,145	2,381
Exchange movement on opening cash balance		(97)	18

Cash and cash equivalents, end of period		$2,027	$3,207

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2015 and fiscal 2014 each include 52 weeks. All references to the three and nine months ended March 31, 2015 and 2014 relate to the three and nine months ended March 29, 2015 and March 30, 2014, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 removes inconsistencies and differences in existing revenue requirements between GAAP and International Financial Reporting Standards (“IFRS”) and requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will require companies to use more judgment and make more estimates, such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, when determining the amount of revenue to recognize. ASU 2014-09 is effective for the Company for annual and interim periods beginning July 1, 2017. Once effective, ASU 2014-09 can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial adoption recognized at the date of initial application. The Company is currently evaluating the method of adoption to be utilized as well as the impact ASU 2014-09 will have on its Financial Statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation (Topic 718)” (“ASU 2014-12”). ASU 2014-12 clarifies guidance and eliminates diversity in practice on how to account for share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company for annual and interim periods beginning July 1, 2016, however, early adoption is permitted. The Company is currently evaluating the impact of ASU 2014-12, but does not expect the adoption to have a significant impact on its Financial Statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40)” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU 2014-15 is effective for the Company for annual and interim periods beginning July 1, 2016, however, early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a significant impact on its Financial Statements.

In February 2015, the FASB issued ASU 2015-02- “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 is intended to address stakeholder concerns regarding the usefulness of financial statements where a reporting entity is required to consolidate a legal entity where the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The update amends the accounting guidance around the consolidation of limited partnerships, the consideration surrounding the primary beneficiary determination and the consolidation of certain investment funds. ASU 2015-02 is effective for the Company for fiscal years and interim periods within those fiscal years beginning after December 15, 2015, however, early adoption is permitted. The Company does not expect the adoption of ASU 2015-02 to have a significant impact on its Financial Statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2015

Harlequin Enterprises Limited

In August 2014, the Company acquired Harlequin Enterprises Limited (“Harlequin”) from Torstar Corporation for $414 million in cash, net of $19 million of cash acquired. Harlequin is a leading publisher of women’s fiction and extends HarperCollins’ global platform, particularly in Europe and Asia Pacific. Harlequin operates as a division of HarperCollins, and its results are included within the Book Publishing segment. As a result of the acquisition, the Company recorded net tangible assets of approximately $120 million, primarily consisting of accounts receivable, accounts payable, author advances, property, plant and equipment and inventory, at their estimated fair values at the date of acquisition. In addition, the Company recorded approximately $165 million of intangible assets, comprised of approximately $105 million of imprints which have an indefinite life and $60 million related to finite lived intangible assets with a weighted average life of approximately 5 years, and recorded an associated deferred tax liability of approximately $35 million. In accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), the excess of the purchase price over the fair values of the net tangible and intangible assets of approximately $180 million was recorded as goodwill on the transaction. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The aggregate cash payment at closing to acquire the outstanding shares of Move was approximately $864 million, which was funded with cash on hand. The Company also assumed outstanding Move equity awards with a fair value of $67 million, consisting of vested and unvested stock options, restricted stock units (“RSUs”) and restricted stock awards. Of the total fair value of the assumed equity awards, $28 million was allocated to pre-combination services and included in total consideration transferred and $39 million was allocated to future services and will be expensed over the weighted average remaining service period of 2.5 years. Refer to Note 7 for further details on the conversion of Move’s equity-based awards. In addition, following the acquisition, the Company utilized approximately $129 million of cash to settle all of Move’s outstanding indebtedness that was assumed as part of the transaction. The total transaction value for the Move acquisition is set forth below (in millions):

Cash paid for Move equity	$864
Assumed equity compensation awards - pre-combination services	28

Total consideration transferred	$892
Plus: Assumed debt	129
Plus: Assumed equity compensation awards - post-combination services	39
Less: Cash acquired	(108)

Total transaction value	$952

REA Group Limited (“REA Group”), in which the Company holds a 61.6% interest, acquired a 20% interest in Move upon closing of the transaction. In connection with the acquisition, the Company granted REA Group a put option to require the Company to purchase REA Group’s interest in Move, which can be exercised at any time beginning two years from the date of acquisition at fair value.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under the purchase method of accounting, the total consideration transferred is allocated to net tangible and intangible assets based upon Move’s estimated fair value as of the date of completion of the acquisition. The preliminary allocation is as follows (in millions):

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

Move had U.S. federal net operating loss carryforwards of $940 million at the date of acquisition. These loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and subject to review by the Internal Revenue Service. The utilization of these net operating loss carryforwards is dependent on generating sufficient U.S. taxable income prior to their expiration which begins in varying amounts starting in 2017. Due to statutory expirations and Section 382 limitations, valuation allowances have been established related to these assets and may be adjusted upon completion of the final valuation of deferred taxes. The deferred tax assets established for these net operating loss carryforwards, net of valuation allowances, are included in Deferred income taxes on the Balance Sheet as of March 31, 2015.

The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The values assigned to the acquired assets and liabilities, including deferred taxes, are based on preliminary estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. RESTRUCTURING AND IMPAIRMENT

Fiscal 2015

During the three and nine months ended March 31, 2015, the Company recorded restructuring charges of $10 million and $31 million, respectively, of which $8 million and $26 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2015 were primarily for employee termination benefits.

Fiscal 2014

During the three and nine months ended March 31, 2014, the Company recorded restructuring charges of $10 million and $61 million, respectively, of which $6 million and $50 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2014 were primarily for employee termination benefits.

During the second quarter of fiscal 2014, the Company reached an agreement to sell one of its U.S. printing plants. The carrying value of the plant was more than the net proceeds the Company received in January 2014 by approximately $12 million which was recorded as an impairment charge during the nine months ended March 31, 2014.

Changes in restructuring program liabilities were as follows:

	For the three months ended March 31,
	2015				2014
	One time				One time
	employee	Facility			employee	Facility
	termination	related			termination	related
	benefits	costs	Other costs	Total	benefits	costs	Other costs	Total
	(in millions)
Balance, beginning of period	$17	$6	$6	$29	$23	$8	$1	$32
Additions	10	—	—	10	7	2	1	10
Payments	(11)	—	—	(11)	(11)	(1)	—	(12)
Other	—	—	—	—	—	(2)	(1)	(3)

Balance, end of period	$16	$6	$6	$28	$19	$7	$1	$27

	For the nine months ended March 31,
	2015				2014
	One time				One time
	employee	Facility			employee	Facility
	termination	related			termination	related
	benefits	costs	Other costs	Total	benefits	costs	Other costs	Total
	(in millions)
Balance, beginning of period	$21	$7	$—	$28	$51	$6	$2	$59
Additions	24	—	7	31	52	7	2	61
Payments	(27)	(1)	—	(28)	(85)	(4)	(1)	(90)
Other	(2)	—	(1)	(3)	1	(2)	(2)	(3)

Balance, end of period	$16	$6	$6	$28	$19	$7	$1	$27

As of March 31, 2015, restructuring liabilities of approximately $18 million were included in the Balance Sheet in Other current liabilities and $10 million were included in Other non-current liabilities.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership
	Percentage	As of	As of
	as of March 31,	March 31,	June 30,
	2015	2015	2014
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,538	$1,869
Other equity method investments(b)	various	171	24
Loan receivable from Foxtel(c)	N/A	350	425
Available-for-sale securities(d)	various	135	151
Cost method investments(e)	various	188	140

Total Investments		$2,382	$2,609

(a)	The change in the Foxtel investment for the nine months ended March 31, 2015 was primarily due to the impact of foreign currency fluctuations.
(b)	In July 2014, REA Group purchased a 17.22% interest in iProperty Group Limited (ASX: IPP) (“iProperty”) for total cash consideration of approximately $100 million. iProperty has online property advertising operations primarily in Malaysia, Indonesia, Hong Kong, Macau, Thailand and Singapore. In December 2014, REA Group sold Squarefoot, its Hong Kong based business, to iProperty in exchange for an additional 2.2% interest in iProperty. Upon completion of the transaction and including an acquisition of additional shares of iProperty in October 2014, REA Group owns an approximate 19.9% interest in iProperty, and retroactively applied the equity method of accounting in the second quarter of fiscal 2015 in accordance with ASC 323, “Investments – Equity Method and Joint Ventures.” The carrying value of the investment in iProperty was $91 million as of March 31, 2015.
(c)	In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and Foxtel’s shareholders made pro rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($350 million and $425 million as of March 31, 2015 and June 30, 2014, respectively). The subordinated shareholder note can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder note has a maturity date of July 15, 2027, with interest of 12% payable on June 30 each year and at maturity. Upon maturity, the principal advanced will be repayable.
(d)	In March 2015, the Company agreed to increase its 4.8% interest in APN News and Media Limited (“APN”) to 14.99% for a purchase price of approximately $70 million. APN operates a portfolio of Australian and New Zealand radio and outdoor media assets and small regional print interests. The acquisition is subject to regulatory approval and is expected to be completed in the fourth quarter of fiscal 2015. If regulatory approval is not obtained, the APN shares will be sold to alternative purchasers with the Company bearing the economic loss if the sales price is lower than the Company’s agreed purchase price and benefiting from the gain if the sales price is higher.
(e)	Cost method investments primarily include the Company’s investment in SEEKAsia Limited (“SEEK Asia”) and certain investments in China. In November 2014, SEEK Asia, in which the Company owns a 12.1% interest, acquired the online employment businesses of JobStreet Corporation Berhad (“JobStreet”), which were combined with JobsDB, Inc., SEEK Asia’s existing online employment business. The transaction was funded primarily through additional contributions by SEEK Asia shareholders. The Company’s share of the funding contribution was approximately $60 million and the Company continues to hold a 12.1% investment in SEEK Asia following the transaction.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company measures the fair market values of available-for-sale investments as Level 1 financial instruments under ASC 820, “Fair Value Measurement,” as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of March 31, 2015	As of June 30, 2014
	(in millions)
Cost basis of available-for-sale investments	$77	$113
Accumulated gross unrealized gain	58	38
Accumulated gross unrealized loss	—	—

Fair value of available-for-sale investments	$135	$151

Net deferred tax liability	$22	$14

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
	(in millions)
Foxtel(a)	$8	$23	$48	$53
Other equity affiliates, net	(1)	—	—	—

Total Equity earnings of affiliates	$7	$23	$48	$53

(a)	In accordance with ASC 350, the Company amortized $14 million and $44 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and nine months ended March 31, 2015, respectively, and $15 million and $46 million in the corresponding periods of fiscal 2014, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the nine months ended March 31,
	2015	2014
	(in millions)
Revenues	$2,028	$2,154
Operating income(a)	343	392
Net income	184	198

(a)	Includes Depreciation and amortization of $243 million and $263 million for the nine months ended March 31, 2015 and 2014, respectively. Operating income before depreciation and amortization was $586 million and $655 million for the nine months ended March 31, 2015 and 2014, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2015, Foxtel’s revenues decreased $126 million, or 6%, as a result of the negative impact of foreign currency fluctuations. Operating income decreased primarily as a result of higher programming costs, increased marketing and other support costs related to the new Foxtel pricing and packaging, increased investment in Presto and the launch of Triple Play and the negative impact of foreign currency fluctuations. Net income decreased as a result of the lower operating income noted above, partially offset by favorable fair value movements on hedged items.

NOTE 5. CREDIT FACILITY

The Company’s Credit Agreement (the “Credit Agreement”) provides for an unsecured $650 million five-year revolving credit facility (the “Facility”) that can be used for general corporate purposes. The Facility has a sublimit of $100 million available for issuances of letters of credit. Under the Credit Agreement, the Company may request increases in the amount of the Facility up to a total maximum amount of $900 million. Subject to certain conditions stated in the Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Facility during the term of the Credit Agreement. All amounts under the Credit Agreement are due on October 23, 2018, unless the commitments are terminated earlier either at the request of the Company or, if an event of default occurs, by the designated agent at the request or with the consent of the lenders (or automatically in the case of certain bankruptcy-related events). The Company may request that the commitments be extended under certain circumstances as set forth in the Credit Agreement for up to two additional one-year periods. Additionally, interest on borrowings is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of March 31, 2015, the Company was in compliance with all of the applicable debt covenants.

The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement which varies based on the Company’s adjusted operating income leverage ratio. As of March 31, 2015, the Company was paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EQUITY

The following table summarizes changes in equity:

	For the nine months ended March 31,
	2015			2014
	News			News
	Corporation	Noncontrolling	Total	Corporation	Noncontrolling	Total
	stockholders	Interests	Equity	stockholders	Interests	Equity
	(in millions)
Balance, beginning of period	$13,243	$156	$13,399	$12,558	$118	$12,676
Net income	231	54	285	226	39	265
Other comprehensive (loss) income	(1,164)	(23)	(1,187)	211	(1)	210
Dividends	(1)	(28)	(29)	(1)	(22)	(23)
Other	60	(2)	58	40	—	40

Balance, end of period	$12,369	$157	$12,526	$13,034	$134	$13,168

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

In connection with the acquisition of Move, the Company assumed Move’s equity incentive plans and substantially all of the awards outstanding under such plans. The stock options, RSUs and restricted stock awards that were assumed continue to have the same terms and conditions that applied to those awards immediately prior to the acquisition, except that such assumed awards were converted into awards with the right to be settled in, or by reference to, the Company’s Class A Common Stock in accordance with the acquisition agreement, using a formula designed to preserve the value of the awards based on the price per share paid in the acquisition. The Company assumed and converted approximately 4.3 million stock options and approximately 2.5 million RSUs and restricted stock awards in connection with the transaction. During the three and nine months ended March 31, 2015, approximately 1.8 million and 2.2 million of the assumed options were exercised, respectively, and approximately 0.8 million of the assumed RSUs and restricted stock awards vested.

The Company recognized $23 million and $44 million of equity-based compensation expense for the three and nine months ended March 31, 2015, respectively, and $3 million and $23 million for the corresponding periods of fiscal 2014, respectively.

Performance Stock Units

Fiscal 2015

During the three and nine months ended March 31, 2015, the Company granted 0.2 million and 3.3 million PSUs at target, respectively, of which 0.2 and 2.2 million, respectively, will be settled in Class A Common Stock with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked-to-market each reporting period.

During the nine months ended March 31, 2015, approximately 2.0 million PSUs vested, of which approximately 1.5 million were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.5 million PSUs that settled during the nine months ended March 31, 2015 were settled in cash for approximately $8.2 million before statutory tax withholdings.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2014

During the nine months ended March 31, 2014, the Company granted 4.3 million PSUs at target, of which 2.7 million will be settled in Class A Common Stock with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked to market each reporting period.

Restricted Stock Units

Fiscal 2015

During the three and nine months ended March 31, 2015, the Company granted 0.5 million RSUs, all of which will be settled in Class A Common Stock.

During the three and nine months ended March 31, 2015, approximately 0.8 million and 1.2 million RSUs vested, respectively, of which approximately 0.8 million and 1.1 million, respectively, were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.1 million RSUs that settled during the nine months ended March 31, 2015 were settled in cash for approximately $0.9 million before statutory tax withholdings.

Fiscal 2014

During the nine months ended March 31, 2014, the Company granted 0.1 million RSUs, all of which will be settled in Class A Common Stock.

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

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net income attributable to News Corporation stockholders	$23	$48	$231	$226
Redeemable preferred stock dividends (a)	—	—	(1)	(1)

Net income available to News Corporation stockholders - basic and diluted	$23	$48	$230	$225

Weighted-average number of shares of common stock outstanding - basic	581.8	579.0	580.5	578.9
Dilutive effect of equity awards	1.4	0.8	1.4	0.7

Weighted-average number of shares of common stock outstanding - diluted	583.2	579.8	581.9	579.6

Net income per share available to News Corporation stockholders - basic	$0.04	$0.08	$0.40	$0.39
Net income per share available to News Corporation stockholders - diluted	$0.04	$0.08	$0.40	$0.39

(a)	In connection with the Separation, as defined below, Twenty-First Century Fox, Inc. (“21st Century Fox”) sold 4,000 shares of cumulative redeemable preferred stock with a par value of $5,000 per share of a newly formed U.S. subsidiary of the Company. The preferred stock pays dividends at a rate of 9.5% per annum, payable quarterly. The preferred stock is callable by the Company at any time after the fifth year and is puttable at the option of the holder after 10 years.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Amounts due from 21st Century Fox as of March 31, 2015 and June 30, 2014 included $52 million and $66 million, respectively, for amounts to be received relating to the indemnification of the U.K. Newspaper Matters. (See Note 10—Commitments and Contingencies for further information).

Under the TSA, the Company and 21st Century Fox provide each other with certain specified services on a transitional basis, including, among others, payroll, employee benefits and pension administration, information systems, insurance, legal and other corporate services, as well as procurement and sourcing support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The Company anticipates that it will generally be in a position to complete the transition of most services (excluding certain insurance, sourcing and other services) on or before 24 months following the Distribution Date. Services under the TSA began on July 1, 2013. Costs associated with these services were not material in the nine months ended March 31, 2015.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of March 31, 2015 have not changed significantly from the disclosures included in the 2014 Form 10-K.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $24 million and $46 million for the three months ended March 31, 2015 and 2014, respectively, and approximately $75 million and $137 million for the nine months ended March 31, 2015 and 2014, respectively. These costs are included in Selling, general and administrative expenses in the Company’s Statements of Operations. With respect to the fees and costs incurred during the three months ended March 31, 2015 and 2014, the Company has been or will be indemnified by 21st Century Fox for $9 million, net of tax, and $26 million, net of tax, respectively, pursuant to the indemnification arrangements described above. With respect to the fees and costs incurred during the nine months ended March 31, 2015 and 2014, the Company has been or will be indemnified by 21st Century Fox for $33 million, net of tax, and $81 million, net of tax, respectively, pursuant to the indemnification arrangements described above. Accordingly, the Company recorded a contra expense in Selling, general and administrative expenses for the after-tax costs that were or will be indemnified of $9 million and $26 million for the three months ended March 31, 2015 and 2014, respectively, and $33 million and $81 million for the nine months ended March 31, 2015 and 2014, respectively, and recorded a corresponding receivable from 21st Century Fox. Therefore, the net impact on Selling, general and administrative expenses was $15 million and $20 million for the three months ended March 31, 2015 and 2014, respectively, and $42 million and $56 million for the nine months ended March 31, 2015 and 2014, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Refer to the table below for the net impact of the U.K. Newspaper Matters on Selling, general and administrative expenses recorded in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014
	(in millions)
Gross legal and professional fees related to the U.K. Newspaper Matters	$24	$46	$75	$137
Indemnification from 21st Century Fox	(9)	(26)	(33)	(81)

Net impact on Selling, general and administrative expenses	$15	$20	$42	$56

As of March 31, 2015, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $111 million, of which approximately $52 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of March 31, 2015. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

Defendants moved to dismiss the complaint, and on August 25, 2014, plaintiff amended the complaint to seek a declaratory judgment that the Company is bound and subject to the settlement agreement; that the agreement has been breached; that the Board of Directors acted in bad faith by adopting the stockholder rights agreement extension without stockholder approval; and, in the alternative, seeking reformation of the settlement agreement on the grounds of alleged mutual mistake. Thereafter, on September 9, 2014, all defendants moved to dismiss the amended complaint. On April 7, 2015, the Court granted defendants’ motion to dismiss in its entirety on the grounds that the Company is not bound by the settlement agreement.

HarperCollins

In 2011 and 2012, various civil lawsuits and governmental investigations were commenced against certain publishers, including the Company’s subsidiary, HarperCollins Publishers L.L.C. (“HarperCollins”), relating to alleged violations of antitrust and unfair competition laws arising out of the decisions by those publishers to sell their e-books pursuant to an agency relationship.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) initiated legal proceedings against certain of the Company’s subsidiaries alleging violations of various antitrust laws. These proceedings are described in further detail below.

•	Valassis previously initiated an action against NAI, NAM FSI and NAM In-Store Services (collectively, the “NAM Parties”), captioned Valassis Communications, Inc. v. News America Incorporated, et al., No. 2:06-cv-10240 (E.D. Mich.), alleging violations of federal antitrust laws, which was settled in February 2010. On November 8, 2013, Valassis filed a motion for expedited discovery in the previously settled case based on its belief that defendants had engaged in activities prohibited under an order issued by the District Court in connection with the parties’ settlement.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On February 4, 2014, the magistrate judge granted Valassis’s motion for expedited discovery. The NAM Parties objected to the magistrate judge’s ruling before the District Court and filed a motion to enforce the parties’ settlement agreement that sought an order that certain of Valassis’s claims, if they are allowed to proceed, must be considered by a panel of antitrust experts. On May 20, 2014, the District Court overruled the NAM Parties’ objections to the magistrate judge’s ruling and terminated the motion to enforce the parties’ settlement agreement as the issues raised in the motion would be addressed in connection with the NAM Group’s motion to dismiss Valassis’s newly filed complaint, described below.

On October 7, 2014, the NAM Group filed a motion for an order requiring Valassis to show cause why its allegations that the NAM Group engaged in unlawful bundling and tying of in-store marketing services and free-standing insert coupons should not be referred to a panel of antitrust experts for resolution pursuant to the parties’ settlement. On November 19, 2014, the magistrate judge denied the NAM Group’s motion for an order to show cause. The NAM Group objected to the magistrate judge’s order, and Valassis opposed those objections. On January 20, 2015, the NAM Parties filed a motion for expedited discovery in the previously settled case, which was granted by the magistrate judge on April 14, 2015.

On February 3, 2015, Valassis filed a Notice of Violation of an order issued by the District Court in the previously settled case. The Notice contains allegations that are substantially similar to the allegations Valassis made in the new complaint, described below, and seeks treble damages, injunctive relief and attorneys’ fees. The Notice also re-asserts claims of unlawful bundling and tying which the magistrate judge had previously recommended be dismissed from the action described below on the grounds that such claims could only be brought before the panel of antitrust experts. On March 2, 2015, the NAM Group filed a motion to refer the Notice to the panel of antitrust experts or, in the alternative, strike the Notice, which Valassis has opposed.

•	On November 8, 2013, Valassis also filed a new complaint in the District Court for the Eastern District of Michigan against the NAM Group alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the newly filed complaint.

The District Court referred the NAM Group’s motion to dismiss to the magistrate judge for determination, and on July 16, 2014, the magistrate judge recommended that the District Court grant the NAM Group’s motion in part with respect to certain claims and stay the remainder of the action. Valassis has objected to the magistrate judge’s recommendation that the action be stayed.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously in both actions.

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

	Pension benefits
	Domestic		Foreign		Postretirement benefits
	For the three months ended March 31,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost benefits earned during the period	$1	$—	$3	$3	$—	$1
Interest costs on projected benefit obligations	4	4	11	13	2	1
Expected return on plan assets	(5)	(5)	(17)	(19)	—	—
Amortization of deferred losses	.	1	3	3	—	—
Amortization of prior service (credits)	—	—	—	—	(4)	(3)
Settlements, curtailments and other	—	—	—	—	—	—

Net periodic benefits costs	$—	$—	$—	$—	$(2)	$(1)

	Pension benefits
	Domestic		Foreign		Postretirement benefits
	For the nine months ended March 31,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost benefits earned during the period	$1	$4	$9	$9	$—	$1
Interest costs on projected benefit obligations	12	12	37	38	5	5
Expected return on plan assets	(16)	(13)	(54)	(56)	—	—
Amortization of deferred losses	2	4	9	9	—	—
Amortization of prior service (credits)	—	—	—	—	(10)	(10)
Settlements, curtailments and other	—	4	—	—	—	—

Net periodic benefits costs	$(1)	$11	$1	$—	$(5)	$(4)

During the nine months ended March 31, 2015 and 2014, the Company contributed approximately $13 million and $41 million, respectively, to its various pension and postretirement plans, of which $4 million and $13 million, respectively, were contributed in the third fiscal quarter. The contributions for the nine months ended March 31, 2014 included approximately $8 million paid to participants in connection with the termination of the LMG non-qualified pension plans. In addition, during the first quarter of fiscal 2014 approximately $37 million of contributions were made by a third party in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statement of Operations during the nine months ended March 31, 2014.

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

The Company’s effective tax rate for the three and nine months ended March 31, 2015 was lower than the U.S. statutory tax rate primarily due to the impact of foreign operations which are subject to lower tax rates, partially offset by the impact of nondeductible items and changes in our accrued liability for uncertain tax positions.

The Company’s effective income tax rate for the three months ended March 31, 2014 was lower than the U.S. statutory rate primarily due to foreign tax refunds that were accrued in the quarter, resolution of uncertain state tax positions in the quarter and the impact of foreign operations which are subject to lower tax rates. The effective tax rate for the nine months ended March 31, 2014 was higher than the U.S. statutory rate primarily due to the impact of tax refunds received from a foreign jurisdiction which is discussed below.

For the nine months ended March 31, 2014, the Company recorded a receivable related to a refund of taxes plus interest in a foreign jurisdiction of $794 million and recorded a tax benefit, net of applicable taxes on interest, of $721 million to Income tax benefit in the Statements of Operations. Refunds received related to this matter were remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the nine months ended March 31, 2014, the Company recorded an expense to Other, net of $721 million for the payable to 21st Century Fox in the Statements of Operations. Refer to the table below for the net impact of the tax refund and interest, net of tax, recorded in the Statements of Operations:

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

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations in several States and foreign jurisdictions. A foreign tax authority has issued notices asserting additional taxes. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid, however, our liability may need to be adjusted as new information becomes known and as tax examinations continue to progress.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended March 31, 2015 and 2014, the Company paid gross income taxes of $81 million and $69 million, respectively, and received income tax refunds of $5 million and $840 million, respectively. The income tax refunds for the nine months ended March 31, 2014 included the $794 million related to amounts received from the foreign tax authority discussed above.

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

The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of free-standing inserts, in-store marketing products and services and digital marketing solutions. News America Marketing’s customers include many of the largest consumer packaged goods advertisers in the U.S. and Canada.

•	Book Publishing—The Book Publishing segment consists of HarperCollins which is one of the largest English-language consumer publishers in the world, with particular strengths in general fiction, nonfiction, children’s and religious publishing, and an industry leader in digital publishing. HarperCollins includes over 65 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Publishers, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Mitch Albom, Veronica Roth, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird and the Divergent series.

•	Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia, with seven high definition television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League, international cricket and Australian Rugby Union.

•	Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s interests in REA Group and Move. REA Group is a publicly traded company listed on the ASX (ASX: REA) that is a leading digital advertising business specializing in real estate services. REA Group operates Australia’s largest residential property website, realestate.com.au, as well as Australia’s leading commercial property website, realcommercial.com.au. REA Group also operates an Italian property site, casa.it, and other property sites and apps in Europe and Asia. The Company holds a 61.6% interest in REA Group.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Revenues:
News and Information Services	$1,353	$1,488	$4,327	$4,595
Book Publishing	402	354	1,277	1,073
Cable Network Programming	116	113	367	355
Digital Real Estate Services	170	102	436	295
Digital Education	21	21	85	70
Other	—	—	—	—

Total Revenues	2,062	2,078	6,492	6,388

Segment EBITDA:
News and Information Services	$113	$146	$434	$534
Book Publishing	56	53	188	164
Cable Network Programming	27	27	113	109
Digital Real Estate Services	42	53	156	152
Digital Education	(21)	(45)	(69)	(140)
Other	(54)	(59)	(161)	(176)

Total Segment EBITDA	163	175	661	643

Depreciation and amortization	(132)	(142)	(398)	(421)
Impairment and restructuring charges	(10)	(10)	(31)	(73)
Equity earnings of affiliates	7	23	48	53
Interest, net	12	17	42	50
Other, net	12	(1)	70	(673)

Income (loss) before income tax (expense) benefit	52	62	392	(421)
Income tax (expense) benefit	(18)	(1)	(107)	686

Net income	34	61	285	265
Less: Net income attributable to noncontrolling interests	(11)	(13)	(54)	(39)

Net income attributable to News Corporation stockholders	$23	$48	$231	$226

	As of March 31,	As of June 30,
	2015	2014
	(in millions)
Total assets:
News and Information Services	$6,799	$7,379
Book Publishing	1,987	1,852
Cable Network Programming	1,247	1,427
Digital Real Estate Services	1,316	438
Digital Education	500	481
Other	1,455	2,303
Investments	2,382	2,609

Total assets	$15,686	$16,489

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31,	As of June 30,
	2015	2014
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,598	$2,646
Book Publishing	879	619
Cable Network Programming	956	1,181
Digital Real Estate Services	1,018	95
Digital Education	368	378
Other	4	—

Total goodwill and intangible assets, net	$5,823	$4,919

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

Receivables, net consist of:

	As of	As of
	March 31, 2015	June 30, 2014
	(in millions)
Receivables	$1,546	$1,563
Allowances for returns and doubtful accounts	(238)	(175)

Receivables, net	$1,308	$1,388

The Company’s receivables did not contain significant concentrations of credit risk as of March 31, 2015 or June 30, 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Other Current Assets

The following table sets forth the components of Other current assets:

	As of	As of
	March 31, 2015	June 30, 2014
	(in millions)
Inventory(a)	$370	$310
Deferred tax assets	79	76
Prepayments and other current assets	252	285

Total Other current assets	$701	$671

(a)	Inventory at March 31, 2015 and June 30, 2014 was primarily comprised of books, newsprint, printing ink, plate material and programming rights.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of	As of
	March 31, 2015	June 30, 2014
	(in millions)
Royalty advances to authors	$288	$267
Notes receivable(a)	74	83
Deferred tax assets	168	146
Other	164	186

Total Other non-current assets	$694	$682

(a)	Notes receivable relates to the Company’s sale of its former U.K. newspaper division headquarters.

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of	As of
	March 31, 2015	June 30, 2014
	(in millions)
Current tax payable	$47	$25
Current deferred income tax	39	36
Royalties and commissions payable	197	168
Other	245	202

Total Other current liabilities	$528	$431

Other, net

The following table sets forth the components of Other, net:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$—	$—	$—	$(721)
Gain on third party pension contribution(b)	—	—	—	37
Gain on sale of marketable securities(c)	—	—	29	—
Dividends received from cost method investments	—	—	20	—
Gain on sale of cost method investment	14	—	14	—
Other, net	(2)	(1)	7	11

Total Other, net	$12	$(1)	$70	$(673)

(a)	See Note 12—Income Taxes
(b)	See Note 11—Pension and Other Postretirement Benefits
(c)	In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive income and included in Other, net in the Statement of Operations.

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2015 and in the nine months ended March 31, 2014 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•	Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2015 and 2014. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•	Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2015 and 2014 as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of March 31, 2015.

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

The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of free-standing inserts, in-store marketing products and services and digital marketing solutions. News America Marketing’s customers include many of the largest consumer packaged goods advertisers in the U.S. and Canada.

•	Book Publishing—The Book Publishing segment consists of HarperCollins which is one of the largest English-language consumer publishers in the world, with particular strengths in general fiction, nonfiction, children’s and religious publishing, and an industry leader in digital publishing. HarperCollins includes over 65 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Publishers, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Mitch Albom, Veronica Roth, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird and the Divergent series.

•	Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia, with seven high definition television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, English Premier League, international cricket and Australian Rugby Union.

•	Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s interests in REA Group Limited (“REA Group”) and Move, Inc. (“Move”). REA Group is a publicly traded company listed on the ASX (ASX: REA) that is a leading digital advertising business specializing in real estate services. REA Group operates Australia’s largest residential property website, realestate.com.au, as well as Australia’s leading commercial property website, realcommercial.com.au. REA Group also operates an Italian property site, casa.it, and other property sites and apps in Europe and Asia. The Company holds a 61.6% interest in REA Group.

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

•	Digital Education— The Digital Education segment consists of Amplify, the brand for the Company’s digital education business, which it launched in July 2012. Amplify is focused on improving K-12 education by creating digital products and services that empower teachers, students and parents in new ways. Its products serve more than three million students in all 50 states. Amplify is dedicated to creating technology solutions that transform the way teachers teach and students learn.

•	Other— The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group, and costs related to voicemail interception, illegal data access and inappropriate payments to public officials at the Company’s former publication, The News of the World, and at The Sun, and related matters, which are referred to as the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

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

Book Publishing

The Book Publishing segment derives revenues from the sale of general fiction, nonfiction, children’s and religious books in the U.S. and internationally. The revenues and operating results of the Book Publishing segment are significantly affected by the timing of releases and the number of its books in the marketplace. The book publishing marketplace is subject to increased periods of demand during the end-of-year holiday season in the Company’s main operating geographies. This marketplace continues to change due to technical innovations, electronic book devices and other factors. Each book is a separate and distinct product, and its financial success depends upon many factors, including public acceptance.

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

Significant expenses associated with the Company’s digital education business include product development, salaries, employee benefits and other routine overhead. The Company expects it will invest total cash of approximately $230 million for the year ending June 30, 2015, including approximately $50 million in deferred compensation paid in the quarter ended March 31, 2015 related to the acquisition of Wireless Generation.

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

OTHER BUSINESS DEVELOPMENTS

In March 2015, the Company agreed to increase its 4.8% interest in APN News and Media Limited (“APN”) to 14.99% for a purchase price of approximately $70 million. APN operates a portfolio of Australian and New Zealand radio and outdoor media assets and small regional print interests. The acquisition is subject to regulatory approval and is expected to be completed in the fourth quarter of fiscal 2015. If regulatory approval is not obtained, the APN shares will be sold to alternative purchasers with the Company bearing the economic loss if the sales price is lower than the Company’s agreed purchase price and benefiting from the gain if the sales price is higher.

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

The total transaction value for the Move acquisition is set forth below (in millions):

Cash paid for Move equity	$864
Assumed equity compensation awards - pre-combination services	28

Total consideration transferred	$892
Plus: Assumed debt	129
Plus: Assumed equity compensation awards - post-combination services	39
Less: Cash acquired	(108)

Total transaction value	$952

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

In July 2014, REA Group purchased a 17.22% interest in iProperty Group Limited (ASX:IPP) (“iProperty”) for total cash consideration of approximately $100 million. iProperty has online property advertising operations primarily in Malaysia, Indonesia, Hong Kong, Macau, Thailand and Singapore. In December 2014, REA Group sold Squarefoot, its Hong Kong based business, to iProperty in exchange for an additional 2.2% interest in iProperty. Upon completion of the transaction and including an acquisition of additional shares of iProperty in October 2014, REA Group owns an approximate 19.9% interest in iProperty, and retroactively applied the equity method of accounting in the second quarter of fiscal 2015 in accordance with ASC 323, “Investments – Equity Method and Joint Ventures.” The carrying value of the investment in iProperty was $91 million as of March 31, 2015.

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

In September 2013, the Company sold the Dow Jones Local Media Group, which operated eight daily and 15 weekly newspapers in seven states. The gain recognized on the sale of Dow Jones Local Media Group was not significant as the carrying value of the assets held for sale on the date of sale approximated the proceeds received.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2015 versus the three and nine months ended March 31, 2014

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2015 as compared to the three and nine months ended March 31, 2014.

	For the three months ended March 31,				For the nine months ended March 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$904	$952	$(48)	(5)%	$2,862	$2,990	$(128)	(4)%
Circulation and Subscription	650	665	(15)	(2)%	1,989	2,005	(16)	(1)%
Consumer	385	342	43	13%	1,223	1,030	193	19%
Other	123	119	4	3%	418	363	55	15%

Total Revenues	2,062	2,078	(16)	(1)%	6,492	6,388	104	2%

Operating expenses	(1,216)	(1,259)	43	3%	(3,796)	(3,828)	32	1%
Selling, general and administrative	(683)	(644)	(39)	(6)%	(2,035)	(1,917)	(118)	(6)%
Depreciation and amortization	(132)	(142)	10	7%	(398)	(421)	23	5%
Impairment and restructuring charges	(10)	(10)	—	—	(31)	(73)	42	58%
Equity earnings of affiliates	7	23	(16)	(70)%	48	53	(5)	(9)%
Interest, net	12	17	(5)	(29)%	42	50	(8)	(16)%
Other, net	12	(1)	13	**	70	(673)	743	**

Income (loss) before income tax (expense) benefit	52	62	(10)	(16)%	392	(421)	813	**
Income tax (expense) benefit	(18)	(1)	(17)	**	(107)	686	(793)	**

Net income	34	61	(27)	(44)%	285	265	20	8%
Less: Net income attributable to noncontrolling interests	(11)	(13)	2	15%	(54)	(39)	(15)	(38)%

Net income attributable to News Corporation	$23	$48	$(25)	(52)%	$231	$226	$5	2%

**	not meaningful

Revenues—Revenues decreased $16 million, or 1%, and increased $104 million, or 2%, for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014.

The revenue decrease for the three months ended March 31, 2015 was mainly due to a decrease in revenues at the News and Information Services segment of $135 million, primarily resulting from the negative impact of foreign currency fluctuations and weakness in the print advertising market. This decrease was offset in large part by increased revenues at the Digital Real Estate Services segment of $68 million, primarily as a result of the acquisition of Move in November 2014, and increased revenues at the Book Publishing segment of $48 million, primarily as a result of the acquisition of Harlequin in August 2014.

The revenue increase for the nine months ended March 31, 2015 was primarily due to increased revenues at the Book Publishing segment of $204 million, primarily as a result of the acquisition of Harlequin in August 2014, and increased revenues at the Digital Real Estate Services segment of $141 million, primarily as a result of the acquisition of Move in November 2014 and to a lesser extent, increased revenues at REA Group. These revenue increases were partially offset by a decrease in revenues at the News and Information Services segment of $268 million for the nine months ended March 31, 2015, primarily resulting from weakness in the print advertising market, the negative impact of foreign currency fluctuations and lower circulation and subscription revenues, partially offset by an increase in other revenues.

Operating Expenses—Operating expenses decreased $43 million, or 3%, and $32 million, or 1%, for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014.

The decrease in Operating expenses for the three months ended March 31, 2015 was mainly due to a decrease in operating expenses at the News and Information Services segment of $79 million, primarily as a result of the positive impact of foreign currency fluctuations, lower production and distribution costs resulting from reduced sales and the impact of cost savings initiatives. The decrease in Operating expenses was partially offset by higher operating expenses at the Digital Real Estate Services segment due to the acquisition of Move and at the Book Publishing segment, primarily due to the acquisition of Harlequin. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $56 million for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014.

The decrease in Operating expenses for the nine months ended March 31, 2015 was mainly due to lower operating expenses at the News and Information Services segment of $165 million due to lower production and distribution costs resulting from reduced sales, the positive impact of foreign currency fluctuations and the impact of cost savings initiatives. The decrease in Operating expenses was partially offset by higher operating expenses at the Book Publishing segment, primarily due to the acquisition of Harlequin, at the Digital Real Estate Services segment due to the acquisition of Move and at the Digital Education segment due to increased costs associated with revenue growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $64 million for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $39 million, or 6%, and $118 million, or 6%, for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014.

The increase in Selling, general and administrative expenses for the three months ended March 31, 2015 was primarily due to higher expenses at the Digital Real Estate Services segment as a result of the acquisition of Move and at the Book Publishing segment, primarily as a result of the acquisition of Harlequin, as well as increased legal expenses at News America Marketing of $8 million. These increases were partially offset by the positive impact of foreign currency fluctuations and lower expenses at the Digital Education segment of $20 million, primarily due to the capitalization of software costs at Amplify in the three months ended March 31, 2015. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $51 million for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014.

The increase in Selling, general and administrative expenses for the nine months ended March 31, 2015 was primarily due to higher expenses at the Book Publishing segment, primarily as a result of the acquisition of Harlequin, higher expenses at the Digital Real Estate Services segment as a result of the acquisition of Move, including one-time transaction costs associated with the acquisition of $19 million, higher legal expenses at News America Marketing of $20 million and the impact of dual rent and other facility related costs of $18 million. These increases were partially offset by lower expenses at the Digital Education segment of $67 million, primarily due to the capitalization of software costs at Amplify in the nine months ended March 31, 2015, the positive impact of foreign currency fluctuations and cost savings initiatives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $61 million for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014.

Depreciation and amortization—Depreciation and amortization expense decreased 7% and 5% for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014, primarily due to lower depreciation and amortization expense at the News and Information Services segment of $25 million and $56 million, respectively, partially offset by increased depreciation at the Digital Real Estate Services segment and Book Publishing segment, primarily due to the acquisitions of Move and Harlequin, respectively.

Impairment and restructuring charges— During the three and nine months ended March 31, 2015, the Company recorded restructuring charges of $10 million and $31 million, respectively, of which $8 million and $26 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in the three and nine months ended March 31, 2015 were primarily for employee termination benefits.

During the three and nine months ended March 31, 2014, the Company recorded restructuring charges of $10 million and $61 million, respectively, of which $6 million and $50 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in the three and nine months ended March 31, 2014 were primarily for employee termination benefits.

During the second quarter of fiscal 2014, the Company reached an agreement to sell one of its U.S. printing plants. The carrying value of the plant was more than the net proceeds the Company received in January 2014 by approximately $12 million, which was recorded as an impairment charge in the nine months ended March 31, 2014.

Equity earnings of affiliates—Equity earnings of affiliates decreased $16 million for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014 as a result lower net income at Foxtel, primarily due to increased programming costs, higher marketing and other support costs related to the launch of the new Foxtel pricing and packaging, increased investment in Presto and the launch of Triple Play and the negative impact of foreign currency fluctuations, which more than offset higher revenues in local currency. Equity earnings of affiliates decreased $5 million for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014 as a result of lower net income at Foxtel, primarily due to higher programming costs, increased marketing and other support costs related to the new Foxtel pricing and packaging, increased investment in Presto and the launch of Triple Play and the negative impact of foreign currency fluctuations, partially offset by favorable fair value movements on hedged items.

	For the three months ended March 31,				For the nine months ended March 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Foxtel(a)	$8	$23	$(15)	(65)%	$48	$53	$(5)	(9)%
Other equity affiliates, net	(1)	—	(1)	**	—	—	—	**

Total Equity earnings of affiliates	$7	$23	$(16)	(70)%	$48	$53	$(5)	(9)%

**	not meaningful
(a)	In accordance with ASC 350, the Company amortized $14 million and $44 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and nine months ended March 31, 2015, respectively, as compared to $15 million and $46 million in the three and nine months ended March 31, 2014, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

Interest, net—Interest, net decreased $5 million and $8 million for the three and nine months ended March 31, 2015, respectively, as compared to the corresponding periods of fiscal 2014. The decrease was primarily due to a lower overall cash balance during the three months ended March 31, 2015 and the negative impact of foreign currency fluctuations.

Other, net

	For the three months ended March 31,		For the nine months ended March 31,
(in millions)	2015	2014	2015	2014
Foreign tax refund payable to 21st Century Fox(a)	$—	$—	$—	$(721)
Gain on third party pension contribution(b)	—	—	—	37
Gain on sale of marketable securities(c)	—	—	29	—
Dividends received from cost method investments	—	—	20	—
Gain on sale of cost method investment	14	—	14	—
Other, net	(2)	(1)	7	11

Total Other, net	$12	$(1)	$70	$(673)

(a)	For the nine months ended March 31, 2014, the Company recorded a receivable related to a refund of taxes plus interest in a foreign jurisdiction of $794 million and recorded a tax benefit, net of applicable taxes on interest, of $721 million to Income tax benefit in the Statements of Operations. Refunds received related to this matter were remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the nine months ended March 31, 2014, the Company recorded an expense to Other, net of $721 million for the payable to 21st Century Fox in the Statements of Operations. (See Note 12 to the unaudited Consolidated Financial Statements of News Corporation).
(b)	During the first quarter of fiscal 2014, a $37 million contribution was made by a third party to one of the Company’s pension plans in connection with the sale of a business in a prior period. The contribution was contractually stipulated in the sale agreement and was made on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statements of Operations during the nine months ended March 31, 2014. (See Note 11 to the unaudited Consolidated Financial Statements of News Corporation).
(c)	In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive income and included in Other, net in the Statement of Operations.

Income tax (expense) benefit—The Company’s effective tax rate for the three and nine months ended March 31, 2015 was lower than the U.S. statutory tax rate primarily due to the impact of foreign operations which are subject to lower tax rates, partially offset by the impact of nondeductible items and changes in our accrued liability for uncertain tax positions.

The Company’s effective income tax rate for the three months ended March 31, 2014 was lower than the U.S. statutory rate primarily due to foreign tax refunds that were accrued in the quarter, resolution of uncertain state tax positions in the quarter and the impact of foreign operations which are subject to lower tax rates. The effective tax rate for the nine months ended March 31, 2014 was higher than the U.S. statutory rate primarily due to the impact of tax refunds received from a foreign jurisdiction which is discussed below.

For the nine months ended March 31, 2014, the Company recorded a receivable related to a refund of taxes plus interest in a foreign jurisdiction of $794 million and recorded a tax benefit, net of applicable taxes on interest, of $721 million to Income tax benefit in the Statements of Operations. Refunds received related to this matter were remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the nine months ended March 31, 2014, the Company recorded an expense to Other, net of $721 million for the payable to 21st Century Fox in the Statements of Operations. (See Note 12 to the unaudited Consolidated Financial Statements of News Corporation).

Net income— Net income decreased $27 million for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014, primarily due to higher income tax expense and lower equity earnings as noted above.

Net income for the nine months ended March 31, 2015 increased $20 million as compared to the corresponding period of fiscal 2014, primarily due to higher Segment EBITDA, lower restructuring and impairment costs and lower depreciation, partially offset by higher income tax expense as noted above.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests decreased $2 million for the three months ended March 31, 2015, as compared to the corresponding period of fiscal 2014, due to the negative impact of foreign currency fluctuations, and increased $15 million for the nine months ended March 31, 2015, as compared to the corresponding period of fiscal 2014, due to higher results at REA Group.

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

	For the three months ended March 31,				For the nine months ended March 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$2,062	$2,078	$(16)	(1)%	$6,492	$6,388	$104	2%
Operating expenses	(1,216)	(1,259)	43	3%	(3,796)	(3,828)	32	1%
Selling, general and administrative expenses	(683)	(644)	(39)	(6)%	(2,035)	(1,917)	(118)	(6)%

Total Segment EBITDA	163	175	(12)	(7)%	661	643	18	3%
Depreciation and amortization	(132)	(142)	10	7%	(398)	(421)	23	5%
Impairment and restructuring charges	(10)	(10)	—	—	(31)	(73)	42	58%
Equity earnings of affiliates	7	23	(16)	(70)%	48	53	(5)	(9)%
Interest, net	12	17	(5)	(29)%	42	50	(8)	(16)%
Other, net	12	(1)	13	**	70	(673)	743	**

Income (loss) before income tax (expense) benefit	52	62	(10)	(16)%	392	(421)	813	**
Income tax (expense) benefit	(18)	(1)	(17)	**	(107)	686	(793)	**

Net income	$34	$61	$(27)	(44)%	$285	$265	$20	8%

**	not meaningful

	For the three months ended March 31,
	2015		2014
		Segment		Segment
(in millions)	Revenues	EBITDA	Revenues	EBITDA
News and Information Services	$1,353	$113	$1,488	$146
Book Publishing	402	56	354	53
Cable Network Programming	116	27	113	27
Digital Real Estate Services	170	42	102	53
Digital Education	21	(21)	21	(45)
Other	—	(54)	—	(59)

Total	$2,062	$163	$2,078	$175

	For the nine months ended March 31,
	2015		2014
		Segment		Segment
(in millions)	Revenues	EBITDA	Revenues	EBITDA
News and Information Services	$4,327	$434	$4,595	$534
Book Publishing	1,277	188	1,073	164
Cable Network Programming	367	113	355	109
Digital Real Estate Services	436	156	295	152
Digital Education	85	(69)	70	(140)
Other	—	(161)	—	(176)

Total	$6,492	$661	$6,388	$643

News and Information Services (66% and 72% of the Company’s consolidated revenues in the nine months ended March 31, 2015 and 2014, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$731	$835	$(104)	(12)%	$2,391	$2,639	$(248)	(9)%
Circulation and Subscription	527	558	(31)	(6)%	1,626	1,681	(55)	(3)%
Other	95	95	—	—	310	275	35	13%

Total Revenues	1,353	1,488	(135)	(9)%	4,327	4,595	(268)	(6)%
Operating expenses	(837)	(916)	79	9%	(2,624)	(2,789)	165	6%
Selling, general and administrative	(403)	(426)	23	5%	(1,269)	(1,272)	3	—

Segment EBITDA	$113	$146	$(33)	(23)%	$434	$534	$(100)	(19)%

Revenues at the News and Information Services segment decreased $135 million, or 9%, for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. The revenue decrease for the three months ended March 31, 2015 was primarily due to lower advertising revenues of $104 million as compared to the corresponding period of fiscal 2014, resulting from lower advertising revenues throughout the segment. Circulation and subscription revenues for the three months ended March 31, 2015 decreased $31 million as compared to the corresponding period of fiscal 2014, primarily as a result of lower circulation and subscription revenues at the U.K. newspapers and Australian newspapers, principally due to the negative impact of foreign currency fluctuations.

Segment EBITDA at the News and Information Services segment decreased $33 million, or 23%, for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. The decrease was primarily due to a decrease of $15 million at Dow Jones, principally as a result of the lower advertising revenues noted above, a decrease at News America Marketing of $9 million, primarily due to increased legal expenses of $8 million, a decrease at the U.K. newspapers of $5 million, principally as a result of the lower revenues discussed above, and a decrease at the Australian newspapers of $4 million due to the negative impact of foreign currency fluctuations, which more than offset lower expenses.

Revenues at the News and Information Services segment decreased $268 million, or 6%, for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. The revenue decrease was primarily due to lower advertising revenues of $248 million as compared to the corresponding period of fiscal 2014, primarily resulting from lower advertising revenues throughout the segment. Circulation and subscription revenues for the nine months ended March 31, 2015 decreased $55 million as compared to the corresponding period of fiscal 2014, primarily as a result of lower circulation and subscription revenues at Dow Jones and lower revenues at the Australian newspapers, mainly due to the negative impact of foreign currency fluctuations. Other revenues for the nine months ended March 31, 2015 increased $35 million, primarily due to increased other revenues at News Corp Australia and News UK.

Segment EBITDA at the News and Information Services segment decreased $100 million, or 19%, for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. The decrease for the nine months ended March 31, 2015 was primarily due to a decrease at the U.K. newspapers of $43 million, principally as a result of the lower revenues discussed above, the impact of dual rent and other facility related costs of $18 million and the release of legal reserves resulting from a favorable arbitration ruling in the prior year period of $8 million, a decrease at News America Marketing of $30 million, primarily due to increased legal expenses of $20 million and the decreased advertising revenues discussed above, and a decrease at Dow Jones of $28 million, primarily due to the lower revenues discussed above and the sale of Dow Jones Local Media Group in September 2013, partially offset by lower newsprint, production and distribution expenses. These decreases were partially offset by an increase at the Australian newspapers of $5 million due to lower expenses, which more than offset the negative impact of foreign currency fluctuations.

News Corp Australia

Revenues at the Australian newspapers for the three months ended March 31, 2015 decreased 12% compared to the corresponding period of fiscal 2014 with the impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulting in a revenue decrease of $46 million, or 13%. Revenues were up marginally in local currency. Advertising revenues declined $39 million, primarily as a result of the negative impact of foreign currency fluctuations and weakness in the print advertising market in Australia. Circulation and subscription revenues declined $10 million due to the negative impact of foreign currency fluctuations as price increases and digital volume growth offset print volume declines. These decreases were partially offset by an increase in other revenues.

Revenues at the Australian newspapers for the nine months ended March 31, 2015 decreased 6% compared to the corresponding period of fiscal 2014 with the impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulting in a revenue decrease of $76 million, or 6%. Revenues were flat in local currency. Advertising revenues declined $86 million, primarily as a result of the negative impact of foreign currency fluctuations and weakness in the print advertising market in Australia. Circulation and subscription revenues declined $19 million due to the negative impact of foreign currency fluctuations as price increases and growth in digital subscribers offset print volume declines. These decreases were partially offset by increased other revenues.

News UK

For the three months ended March 31, 2015 revenues at the U.K. newspapers decreased 13% as compared to the corresponding period of fiscal 2014. The decrease was primarily due to lower advertising revenues of $24 million primarily at The Sun and the negative impact of foreign currency fluctuations. Circulation revenues decreased $17 million, primarily due to the negative impact of foreign currency fluctuations as print and digital price increases and digital subscriber growth offset print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $30 million, or 8%, for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014.

For the nine months ended March 31, 2015 revenues at the U.K newspapers decreased 5% as compared to the corresponding period of fiscal 2014. The decrease was primarily due to lower advertising revenues of $62 million resulting from overall print market declines, primarily at The Sun. Circulation and subscription revenues were relatively flat as single-copy volume declines at The Sun and The Sunday Times were offset by price increases and print and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $11 million, or 1%, for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014.

Dow Jones

Revenues at Dow Jones decreased 5% for the three months ended March 31, 2015 compared to the corresponding period of fiscal 2014, primarily due to lower advertising revenues of $15 million as a result of print advertising declines and lower circulation and subscription revenues of $2 million, primarily as a result of decreased professional information business revenues of $11 million, partially offset by increased circulation revenues of $9 million as a result of price increases at The Wall Street Journal and WSJ.com. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $5 million, or 1%, for the three months ended March 31, 2015.

Revenues for the nine months ended March 31, 2015 were down 5% compared to the corresponding period of fiscal 2014, primarily due to lower revenues of $28 million resulting from the sale of the Dow Jones Local Media Group in September 2013, lower circulation and subscription revenues of $18 million, primarily as a result of decreased professional information business revenues of $35 million, partially offset by increased circulation revenues of $17 million as a result of price increases at The Wall Street Journal and WSJ.com, and lower advertising revenues of $18 million as a result of print advertising declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $7 million for the nine months ended March 31, 2015.

News America Marketing

Revenues at News America Marketing decreased 7% for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014, primarily due to lower advertising revenue of $24 million due to decreased revenues for free-standing insert and in-store products.

Revenues at News America Marketing decreased 6% for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014, primarily due to decreased revenues for free-standing insert products of $56 million.

Book Publishing (20% and 17% of the Company’s consolidated revenues in the nine months ended March 31, 2015 and 2014, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$385	$342	$43	13%	$1,223	$1,030	$193	19%
Other	17	12	5	42%	54	43	11	26%

Total Revenues	402	354	48	14%	1,277	1,073	204	19%
Operating expenses	(260)	(247)	(13)	(5)%	(837)	(761)	(76)	(10)%
Selling, general and administrative	(86)	(54)	(32)	(59)%	(252)	(148)	(104)	(70)%

Segment EBITDA	$56	$53	$3	6%	$188	$164	$24	15%

Revenues at the Book Publishing segment increased $48 million, or 14%, for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. The increase was primarily the result of the acquisition of Harlequin in August 2014, which contributed $73 million of revenues in the third quarter of fiscal 2015. Revenues from print and digital book sales at HarperCollins’ other divisions decreased $25 million, as strong backlist sales in the general books category, notably American Sniper by Chris Kyle, partially offset lower revenues from the Divergent series by Veronica Roth of $44 million and the negative impact of foreign currency fluctuations. The Company sold 2.3 million net units of the Divergent series in the three months ended March 31, 2015 as compared to approximately 8.5 million net units in the corresponding period of fiscal 2014. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $9 million, or 2%, for the three months ended March 31, 2015. E-book sales represented 22% of Consumer revenues during the three months ended March 31, 2015. E-book revenues decreased 3% compared to the corresponding period in the prior fiscal year due to the lower contribution from the Divergent series as well as a shift towards the non-fiction genre, which has lower e-book conversion, partially offset by the inclusion of Harlequin results.

Segment EBITDA at the Book Publishing segment increased $3 million, or 6%, for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. The increase was primarily the result of the Harlequin acquisition, which contributed $7 million to Segment EBITDA, strong backlist sales in the general books category and lower expenses at HarperCollins’ other divisions, partially offset by the lower contribution from the Divergent series.

Revenues at the Book Publishing segment increased $204 million, or 19%, for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. The increase was primarily the result of the acquisition of Harlequin, which contributed $210 million of revenues during the first nine months of fiscal 2015. Revenues associated with print and digital book sales at HarperCollins’ other divisions decreased $3 million, as increased backlist sales in the general and children’s books categories, notably American Sniper by Chris Kyle, partially offset lower revenues from the Divergent series of $61 million and the negative impact of foreign currency fluctuations. The Company sold 7.5 million net units of the Divergent series in the nine months ended March 31, 2015 as compared to 15.6 million net units in the corresponding period of fiscal 2014. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $9 million, or 1%, for the nine months ended March 31, 2015. E-book sales represented 20% of Consumer revenues during the nine months ended March 31, 2015. E-book revenues increased 11% as compared to the corresponding period in the prior fiscal year due to the inclusion of Harlequin results, offset by the lower contribution from the Divergent series as well as a shift towards the non-fiction genre, which has lower e-book conversion. During the nine months ended March 31, 2015, HarperCollins had 104 titles on The New York Times Bestseller List, with 11 titles reaching the number one position.

Segment EBITDA at the Book Publishing segment increased $24 million, or 15%, for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. The increase was primarily the result of the Harlequin acquisition, which contributed $20 million to Segment EBITDA, strong backlist sales in the general and children’s books categories and lower expenses at HarperCollins’ other divisions, offset by the lower EBITDA contribution from the Divergent series.

Cable Network Programming (6% and 5% of the Company’s consolidated revenues in the nine months ended March 31, 2015 and 2014, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$17	$15	$2	13%	$56	$56	$—	—
Circulation and Subscription	97	96	1	1%	307	294	13	4%
Other	2	2	—	—	4	5	(1)	(20)%

Total Revenues	116	113	3	3%	367	355	12	3%
Operating expenses	(82)	(80)	(2)	(3)%	(237)	(229)	(8)	(3)%
Selling, general and administrative	(7)	(6)	(1)	(17)%	(17)	(17)	—	—

Segment EBITDA	$27	$27	$—	—	$113	$109	$4	4%

For the three months ended March 31, 2015 revenues at the Cable Network Programming segment increased $3 million, or 3%, and Segment EBITDA was flat, as compared to the corresponding period of fiscal 2014. The revenue increase was primarily due to higher affiliate and advertising revenues, partially offset by the negative impact of foreign currency fluctuations. The revenue increase was offset, in part by, higher programming rights costs primarily resulting from the broadcasts of the Cricket World Cup and Asian Cup in the three months ended March 31, 2015. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $14 million, or 12%, and a Segment EBITDA decrease of $4 million, or 15%, for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014.

For the nine months ended March 31, 2015 revenues and Segment EBITDA at the Cable Network Programming segment increased $12 million, or 3%, and $4 million, or 4%, respectively, as compared to the corresponding period of fiscal 2014. The increase was primarily due to higher affiliate revenues, partially offset by the negative impact of foreign currency fluctuations and higher programming rights costs and production costs. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $22 million, or 7%, and a Segment EBITDA decrease of $8 million, or 7%, for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014.

Digital Real Estate Services (7% and 5% of the Company’s consolidated revenues in the nine months ended March 31, 2015 and 2014, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$156	$102	$54	53%	$415	$295	$120	41%
Circulation and Subscription	14	—	14	**	21	—	21	**

Total Revenues	170	102	68	67%	436	295	141	48%
Operating expenses	(23)	—	(23)	**	(33)	—	(33)	**
Selling, general and administrative	(105)	(49)	(56)	**	(247)	(143)	(104)	(73)%

Segment EBITDA	$42	$53	$(11)	(21)%	$156	$152	$4	3%

**	not meaningful

Revenues at the Digital Real Estate Services segment increased $68 million, or 67%, for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014, primarily due to the acquisition of Move in November 2014, which contributed $73 million in revenues during the quarter, partially offset by lower revenues at REA Group of $5 million due to the negative impact of foreign currency fluctuations and a decline in Australian listing volumes across the market, which more than offset increased advertising revenues resulting from increased listing depth product penetration in Australia and higher pricing. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $13 million, or 12%, for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014.

Segment EBITDA at the Digital Real Estate Services segment decreased $11 million, or 21%, for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. The decrease in Segment EBITDA was primarily due to a loss of $9 million related to the acquisition of Move and lower contribution from REA Group due to the negative impact of foreign currency fluctuations which more than offset the higher revenues noted above. The loss from Move included $11 million related to the assumed stock-based compensation awards of which $5 million related to the acceleration of stock based compensation resulting from the departure of certain senior executives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA decrease of $7 million, or 13%, for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014.

Revenues at the Digital Real Estate Services segment increased $141 million, or 48%, for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. The increase was primarily due to the acquisition of Move, which contributed $107 million in revenues during the first nine months of fiscal 2015, and higher revenues at REA Group of $34 million due to the impact of increased listing depth product penetration in Australia and higher pricing, partially offset by the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $22 million, or 7%, for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014.

Segment EBITDA at the Digital Real Estate Services segment increased $4 million, or 3%, for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014, primarily due to the increased revenues at REA Group, noted above. These increases were offset by a loss of $24 million related to the acquisition of Move, which includes approximately $19 million in one-time transaction costs related to the acquisition and $15 million related to the assumed stock-based compensation awards. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA decrease of $12 million, or 8%, for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014.

Digital Education (1% and 1% of the Company’s consolidated revenues in the nine months ended March 31, 2015 and 2014, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and Subscription	$12	$11	$1	9%	$35	$30	$5	17%
Other	9	10	(1)	(10)%	50	40	10	25%

Total Revenues	21	21	—	—	85	70	15	21%
Operating expenses	(12)	(16)	4	25%	(59)	(48)	(11)	(23)%
Selling, general and administrative	(30)	(50)	20	40%	(95)	(162)	67	41%

Segment EBITDA	$(21)	$(45)	$24	53%	$(69)	$(140)	$71	51%

Revenues at the Digital Education segment were flat for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014.

Segment EBITDA at the Digital Education segment increased $24 million, or 53%, for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. The improvement in Segment EBITDA was largely driven by the impact from the capitalization of software development costs at Amplify Learning of $12 million as a result of certain products reaching their technological feasibility in fiscal 2015 and lower expenses.

Revenues at the Digital Education segment increased $15 million, or 21%, for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. Subscription revenues were higher in the nine months ended March 31, 2015 due to increased revenues at Amplify Access and Insight. Other revenues were higher due to tablet sales at Amplify Access and increased revenues at Amplify Learning as a result of the adoption of early grade print and hybrid learning products.

Segment EBITDA at the Digital Education segment increased $71 million, or 51%, for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. The improvement in Segment EBITDA was largely driven by the impact from the capitalization of software development costs at Amplify Learning of $41 million as a result of certain products reaching their technological feasibility in fiscal 2015, lower operating expenses and the increased revenues noted above.

Other (0% and 0% of the Company’s consolidated revenues in the nine months ended March 31, 2015 and 2014, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	—	—	—	—	—	—	—	—
Operating expenses	(2)	—	(2)	**	(6)	(1)	(5)	**
Selling, general and administrative	(52)	(59)	7	12%	(155)	(175)	20	11%

Segment EBITDA	$(54)	$(59)	$5	8%	$(161)	$(176)	$15	9%

**	not meaningful

Segment EBITDA at the Other segment increased $5 million, or 8%, for the three months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. Segment EBITDA increased primarily due to lower costs associated with the U.K. Newspaper Matters. The net expense related to the U.K. Newspaper Matters included in Selling, general and administrative expenses was $15 million for the three months ended March 31, 2015 as compared to $20 million in the corresponding period of fiscal 2014.

Segment EBITDA at the Other segment increased $15 million, or 9%, for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. Segment EBITDA increased primarily due to lower costs associated with the U.K. Newspaper Matters. The net expense related to the U.K. Newspaper Matters included in Selling, general and administrative expenses was $42 million for the nine months ended March 31, 2015 as compared to $56 million in the corresponding period of fiscal 2014.

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

As of March 31, 2015, the Company’s consolidated assets included $549 million in cash and cash equivalents that was held by its foreign subsidiaries. $26 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these funds. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange control and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

The Company’s Board of Directors has authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Company’s Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements (including compliance with the IRS private letter ruling), regulatory constraints, industry practice and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Company’s Board of Directors and the Company’s Board of Directors cannot provide any assurances that any shares will be repurchased. Through April 30, 2015, the Company has not repurchased any common stock.

Sources and Uses of Cash—For the nine months ended March 31, 2015 versus the nine months ended March 31, 2014

Net cash provided by operating activities for the nine months ended March 31, 2015 and 2014 was as follows (in millions):

For the nine months ended March 31,	2015	2014
Net cash provided by operating activities	$702	$803

Net cash provided by operating activities decreased by $101 million for the nine months ended March 31, 2015 as compared to the corresponding period of fiscal 2014. The decrease was primarily due to absence of the net receipts related to a foreign tax refund of $73 million and lease incentives of $35 million received during the nine months ended March 31, 2014, as well as higher net tax payments of $53 million and approximately $45 million of higher deferred compensation payments related to the acquisition of Wireless Generation in the nine months ended March 31, 2015. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a cash flow from operations decrease of approximately $20 million, or 2%, for the nine months ended March 31, 2015. The decreases were partially offset by lower restructuring payments of $62 million and lower payments for fees and costs related to the U.K. Newspaper Matters of $46 million.

Net cash used in investing activities for the nine months ended March 31, 2015 and 2014 was as follows (in millions):

For the nine months ended March 31,	2015	2014
Net cash used in investing activities	$(1,563)	$(186)

The Company had net cash used in investing activities of $1,563 million for the nine months ended March 31, 2015 as compared to net cash used in investing activities of $186 million for the corresponding period of fiscal 2014. During the nine months ended March 31, 2015, the Company used $1,188 million of cash for acquisitions, primarily the acquisitions of Move and Harlequin, and used $250 million of cash for investments, primarily consisting of approximately $100 million for its investment in iProperty and approximately $60 million for its investment in SeekAsia. The Company also had capital expenditures of $268 million which included $49 million related to the relocation of the Company’s operations to a new site in London and $41 million related to Amplify’s curriculum products. The net cash used in investing activities for the nine months ended March 31, 2015 was partially offset by proceeds from dispositions of $134 million, primarily resulting from the sale of marketable securities.

During the nine months ended March 31, 2014, the Company had capital expenditures of $244 million and used cash for acquisitions of $39 million, primarily to acquire Storyful. The net cash used in investing activities for the nine months ended March 31, 2014 was partially offset by proceeds from dispositions of $109 million, primarily resulting from the sale of Dow Jones Local Media Group.

Net cash (used in) provided by financing activities for the nine months ended March 31, 2015 and 2014 was as follows (in millions):

For the nine months ended March 31,	2015	2014
Net cash (used in) provided by financing activities	$(160)	$191

The change in net cash used in financing activities for the nine months ended March 31, 2015 as compared to the net cash provided by financing activities in the corresponding period of fiscal 2014 was primarily due to the repayment of debt assumed in the acquisition of Move of approximately $129 million during the nine months ended March 31, 2015 and net transfers from 21st Century Fox and its affiliates of $217 million during the nine months ended March 31, 2014.

Reconciliation of Free Cash Flow Available to News Corporation

Free cash flow available to News Corporation is a non-GAAP financial measure defined as net cash provided by operating activities, less capital expenditures and REA Group free cash flow, plus cash dividends received from REA Group.

The Company considers free cash flow available to News Corporation to provide useful information to management and investors about the amount of cash generated by the business after capital expenditures which can then be used for strategic opportunities including, among others, investing in the Company’s business, strategic acquisitions, strengthening the Company’s balance sheet, dividend payouts and repurchasing stock. A limitation of free cash flow available to News Corporation is that it does not represent the total increase or decrease in the cash balance for the period. Management compensates for the limitation of free cash flow available to News Corporation by also relying on the net change in cash and cash equivalents as presented in the Statements of Cash Flows prepared in accordance with GAAP which incorporate all cash movements during the period.

The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the nine months ended March 31,
	2015	2014
	(in millions)
Net cash provided by operating activities	$702	$803
Less: Capital expenditures	(268)	(244)

	434	559
Less: REA Group free cash flow	(88)	(98)
Plus: Cash dividends received from REA Group	45	35

Free cash flow available to News Corporation	$391	$496

Free cash flow available to News Corporation decreased by $105 million in the nine months ended March 31, 2015 to $391 million from $496 million in the corresponding period of fiscal 2014, primarily due to the change in net cash provided by operating activities and increased capital expenditures discussed above, partially offset by higher dividends received from REA Group. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a free cash flow decrease of approximately $15 million, or 4%, for the nine months ended March 31, 2015.

Revolving Credit Agreement

The Company’s Credit Agreement (the “Credit Agreement”) provides for an unsecured $650 million five-year revolving credit facility (the “Facility”) that can be used for general corporate purposes. The Facility has a sublimit of $100 million available for issuances of letters of credit. Under the Credit Agreement, the Company may request increases in the amount of the Facility up to a maximum amount of $900 million. Subject to certain conditions stated in the Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Facility during the term of the Credit Agreement. All amounts under the Credit Agreement are due on October 23, 2018, unless the commitments are terminated earlier either at the request of the Company or, if an event of default occurs, by the designated agent at the request or with the consent of the lenders (or automatically in the case of certain bankruptcy-related events). The Company may request that the commitments be extended under certain circumstances as set forth in the Credit Agreement for up to two additional one-year periods. Additionally, interest on borrowings is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of March 31, 2015, the Company was in compliance with all of the applicable debt covenants.

The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement which varies based on the Company’s adjusted operating income leverage ratio. As of March 31, 2015, the Company was paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of March 31, 2015 have not changed significantly from the disclosures included in the 2014 Form 10-K.

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

As of March 31, 2015, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $111 million, of which approximately $52 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of March 31, 2015. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters. The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal year ended June 30, 2014:

	U.S.	Australian	British Pound
	Dollars	Dollars	Sterling
Fiscal year ended June 30, 2014
Revenues	52%	30%	18%
Operating and Selling, general, and administrative expenses	54%	27%	19%

Based on the year ended June 30, 2014, a one cent change in each of the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates will impact revenues by approximately $24 million for each currency on an annual basis, and will impact Total Segment EBITDA by approximately $4 million and $1 million, respectively, on an annual basis.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $135 million as of March 31, 2015. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income of approximately $14 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of March 31, 2015 or June 30, 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2015 and June 30, 2014, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $24 million and $46 million during the three months ended March 31, 2015 and 2014, respectively, and approximately $75 million and $137 million for the nine months ended March 31, 2015 and 2014, respectively. With respect to the fees and costs incurred during the three months ended March 31, 2015 and 2014, the Company has been or will be indemnified by 21st Century Fox for $9 million, net of tax, and $26 million, net of tax, respectively, pursuant to the indemnification arrangements described above. With respect to the fees and costs incurred during the nine months ended March 31, 2015 and 2014, the Company has been or will be indemnified by 21st Century Fox for $33 million, net of tax, and $81 million, net of tax, respectively, pursuant to the indemnification arrangements described above.

As of March 31, 2015, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $111 million, of which approximately $52 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of March 31, 2015. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters. The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

Defendants moved to dismiss the complaint, and on August 25, 2014, plaintiff amended the complaint to seek a declaratory judgment that the Company is bound and subject to the settlement agreement; that the agreement has been breached; that the Board of Directors acted in bad faith by adopting the stockholder rights agreement extension without stockholder approval; and, in the alternative, seeking reformation of the settlement agreement on the grounds of alleged mutual mistake. Thereafter, on September 9, 2014, all defendants moved to dismiss the amended complaint. On April 7, 2015, the Court granted defendants’ motion to dismiss in its entirety on the grounds that the Company is not bound by the settlement agreement.

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

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) initiated legal proceedings against certain of the Company’s subsidiaries alleging violations of various antitrust laws. These proceedings are described in further detail below.

•	Valassis previously initiated an action against NAI, NAM FSI and NAM In-Store Services (collectively, the “NAM Parties”), captioned Valassis Communications, Inc. v. News America Incorporated, et al., No. 2:06-cv-10240 (E.D. Mich.), alleging violations of federal antitrust laws, which was settled in February 2010. On November 8, 2013, Valassis filed a motion for expedited discovery in the previously settled case based on its belief that defendants had engaged in activities prohibited under an order issued by the District Court in connection with the parties’ settlement.

On February 4, 2014, the magistrate judge granted Valassis’s motion for expedited discovery. The NAM Parties objected to the magistrate judge’s ruling before the District Court and filed a motion to enforce the parties’ settlement agreement that sought an order that certain of Valassis’s claims, if they are allowed to proceed, must be considered by a panel of antitrust experts. On May 20, 2014, the District Court overruled the NAM Parties’ objections to the magistrate judge’s ruling and terminated the motion to enforce the parties’ settlement agreement as the issues raised in the motion would be addressed in connection with the NAM Group’s motion to dismiss Valassis’s newly filed complaint, described below.

On October 7, 2014, the NAM Group filed a motion for an order requiring Valassis to show cause why its allegations that the NAM Group engaged in unlawful bundling and tying of in-store marketing services and free-standing insert coupons should not be referred to a panel of antitrust experts for resolution pursuant to the parties’ settlement. On November 19, 2014, the magistrate judge denied the NAM Group’s motion for an order to show cause. The NAM Group objected to the magistrate judge’s order, and Valassis opposed those objections. On January 20, 2015, the NAM Parties filed a motion for expedited discovery in the previously settled case, which was granted by the magistrate judge on April 14, 2015.

On February 3, 2015, Valassis filed a Notice of Violation of an order issued by the District Court in the previously settled case. The Notice contains allegations that are substantially similar to the allegations Valassis made in the new complaint, described below, and seeks treble damages, injunctive relief and attorneys’ fees. The Notice also re-asserts claims of unlawful bundling and tying which the magistrate judge had previously recommended be dismissed from the action described below on the grounds that such claims could only be brought before the panel of antitrust experts. On March 2, 2015, the NAM Group filed a motion to refer the Notice to the panel of antitrust experts or, in the alternative, strike the Notice, which Valassis has opposed.

•	On November 8, 2013, Valassis also filed a new complaint in the United States District Court for the Eastern District of Michigan against the NAM Group alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the newly filed complaint.

The District Court referred the NAM Group’s motion to dismiss to the magistrate judge for determination, and on July 16, 2014, the magistrate judge recommended that the District Court grant the NAM Group’s motion in part with respect to certain claims and stay the remainder of the action. Valassis has objected to the magistrate judge’s recommendation that the action be stayed.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously in both actions.

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

Including the 2010 acquisition of Wireless Generation, the former brand of Amplify’s Insight business, and the development of the broader business initiatives of Amplify, the Company has invested cash of approximately $990 million cumulatively through March 31, 2015, of which $89 million and $174 million was invested in the three and nine months ended March 31, 2015, respectively, and of which, $380 million, net of cash acquired, was for the acquisition of Wireless Generation. The Company expects it will invest total cash of approximately $230 million for the year ending June 30, 2015, including approximately $50 million in deferred compensation paid in the quarter ended March 31, 2015 related to the acquisition of Wireless Generation. Significant expenses associated with Amplify’s businesses include salaries, employee benefits and other routine overhead associated with product development.

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

Weak Domestic and Global Economic Conditions and Volatility and Disruption in the Financial and Other Markets May Adversely Affect the Company’s Business.

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

From July 1, 2010 through March 31, 2015, the Company incurred aggregate fees, costs and expenses related to the U.K. Newspaper Matters of $512 million, net of costs that have been or will be indemnified by 21st Century Fox, which includes $38 million paid to claimants for civil settlements. As of March 31, 2015, the Company accrued $111 million, representing its best estimate of the liability for the claims that have been filed, including liabilities associated with employment taxes, as well as incurred but unpaid legal and professional fees. Certain liabilities recorded by the Company as of March 31, 2015 related to matters that will be indemnified by 21st Century Fox as described below. Amounts due from 21st Century Fox relating to indemnified costs were approximately $52 million as of March 31, 2015.

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

For example, the Company’s Australian operating businesses may be adversely affected by changes in government policy, regulation or legislation, or the application or enforcement thereof, applying to companies in the Australian media industry or to Australian companies in general. This includes:

•	anti-siphoning legislation which currently prevents pay-TV providers such as Foxtel from acquiring rights to televise certain listed events (for example, the Olympic Games and certain Australian Rules football and cricket matches) unless:

—	national and commercial television broadcasters have not obtained these rights 12 weeks before the start of the event;

—	the rights to televise are also held by commercial television licensees who have rights to televise the event to more than 50% of the Australian population; or

—	the rights to televise are also held by one of Australia’s two major government-funded broadcasters; and

•	legislation such as the Broadcasting Services Act that regulates ownership interests and control of Australian media organizations. Such legislation may have an impact on the Company’s ownership structure and operations and may restrict its ability to take advantage of acquisition or investment opportunities. For example, current media diversity rules would prevent the Company from exercising control of a commercial television broadcasting license, a commercial radio license and a newspaper in the same license area.

In addition, the Company’s newspaper businesses in the U.K. are subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by Prime Minister David Cameron in mid-2011. The inquiry was triggered by allegations of illegal voicemail interception at the Company’s former publication, The News of the World. Lord Justice Leveson, Chairman of the Inquiry, concluded the first part of the inquiry and published a report in late November 2012 containing various recommendations for greater regulation and oversight of the U.K. press. A majority of the U.K. press has established an alternative regulator, the Independent Press Standards Organisation, or IPSO, which began operating in September 2014. IPSO imposes burdens on the print media in the U.K., including the Company’s newspaper businesses in the U.K., which may result in competitive disadvantages versus other forms of media and may increase the costs of compliance.

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

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control.

Newsprint is one of the largest expenses of the Company’s newspaper publishing units. During the three months ended March 31, 2015, the Company’s average cost per ton of newsprint was approximately 11% lower than its historical average annual cost per ton over the past five fiscal years. The price of newsprint has historically been volatile and the consolidation of newsprint mills over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Failure to maintain the Company’s current consumption levels, further supplier consolidation or the inability to maintain the Company’s existing relationships with its newsprint suppliers could adversely impact newsprint prices in the future.

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

Certain of the Company’s historical financial statements do not necessarily reflect the results of operations, cash flows and financial condition that it would have achieved as an independent, publicly-traded company during the applicable periods or those that it will achieve in the future. Prior to the Separation, the Company’s business was operated by 21st Century Fox as part of its broader corporate organization, rather than as an independent company. During those periods, 21st Century Fox performed various corporate functions for the Company, including, but not limited to, tax administration, treasury activities, accounting, legal, ethics and compliance program administration, investor and public relations, certain governance functions (including internal audit) and external reporting. Certain of the Company’s historical financial statements reflect allocations of corporate expenses from 21st Century Fox for these and similar functions. However, these allocations may be more or less than the comparable expenses that the Company would have incurred had it operated as an independent, publicly traded company during those periods. In addition, changes have occurred and may continue to occur in the Company’s cost structure, management, financing, business operations, personnel needs, tax and structure as a result of its operation as a public company separate from 21st Century Fox, including the incurrence of costs for compliance with requirements of the Sarbanes-Oxley Act, SEC regulations and NASDAQ and ASX listing rules and potential increased costs associated with reduced economies of scale. Prior to the Separation, the Company benefited from 21st Century Fox’s operating diversity, size, purchasing power and access to capital for investments, and it may not continue to realize such benefits in the future. As a result, there is a risk that the Company may be more susceptible to market fluctuations and other adverse events than it would have otherwise been while it was still a part of 21st Century Fox. Additionally, in connection with the Separation, the Company entered into certain transactions with 21st Century Fox that did not exist prior to the Separation.

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

Certain of the Company’s directors and executive officers own shares of 21st Century Fox’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of the Company’s officers and directors also serve as officers and/or as directors of 21st Century Fox, including K. Rupert Murdoch, who serves as the Company’s Executive Chairman and the Chairman and Chief Executive Officer of 21st Century Fox and Lachlan K. Murdoch, who serves as the Company’s Co-Chairman and the Co-Chairman of 21st Century Fox. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for the Company and 21st Century Fox. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Company and 21st Century Fox regarding the terms of the agreements governing the internal reorganization, the Separation and the relationship thereafter between the companies, including with respect to the indemnification of certain matters. In addition to any other arrangements that the Company and 21st Century Fox may agree to implement, the Company and 21st Century Fox have agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.

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

Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of April 30, 2015, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of April 30, 2015. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of April 30, 2015. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the amended and restated stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

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

The Company did not repurchase any of its Class A Common Stock during the three months ended March 31, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

10.1	Employment Agreement, dated as of February 9, 2015, between NC Transaction, Inc. and Mr. David Pitofsky.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014 (unaudited); (ii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended March 31, 2015 and 2014 (unaudited); (iii) Consolidated Balance Sheets at March 31, 2015 (unaudited) and June 30, 2014 (audited); (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh
Chief Financial Officer

Date: May 6, 2015