Form 10-K
period 2015-06-30
NEWS CORP
filed 2015-08-13
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of December 26, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $5,897,409,741, based upon the closing price of $15.57 per share as quoted on The NASDAQ Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $1,818,393,769, based upon the closing price of $15.04 per share as quoted on The NASDAQ Stock Market on that date.

As of August 6, 2015, 380,998,902 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I

ITEM 1.	BUSINESS

BACKGROUND

The Separation

News Corporation, a Delaware corporation, was originally formed on December 11, 2012 as New Newscorp LLC to hold certain businesses of its former parent company, Twenty-First Century Fox, Inc. (formerly named News Corporation) (“21st Century Fox”), consisting of newspapers, information services and integrated marketing services, digital real estate services, book publishing, digital education and sports programming and pay-TV distribution in Australia. Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “Annual Report”) to the “Company,” “News Corp,” “we,” “us,” or “our” means News Corporation and its subsidiaries. The Company was subsequently converted to New Newscorp Inc, a Delaware corporation, on June 11, 2013. On June 28, 2013 (the “Distribution Date”), the Company completed the separation of its businesses (the “Separation”) from 21st Century Fox. As of the effective time of the Separation, all of the outstanding shares of the Company were distributed to 21st Century Fox stockholders based on a distribution ratio of one share of Company Class A or Class B Common Stock for every four shares of 21st Century Fox Class A or Class B Common Stock, respectively, held of record as of June 21, 2013. Following the Separation, the Company’s Class A and Class B Common Stock began trading independently on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A and Class B Common Stock also trade on the Australian Securities Exchange (“ASX”) under the trading symbols “NWSLV” and “NWS,” respectively. In connection with the Separation, the Company assumed the name “News Corporation.”

The Company

News Corp is a global diversified media and information services company focused on creating and distributing authoritative and engaging content to consumers and businesses throughout the world. The Company comprises businesses across a range of media, including: news and information services, book publishing, digital real estate services, cable network programming in Australia, digital education and pay-TV distribution in Australia, that are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal, Dow Jones, The Australian, Herald Sun, The Sun, The Times, HarperCollins Publishers, FOX SPORTS Australia, realestate.com.au, realtor.com®, Foxtel and many others. The Company’s commitment to premium content makes its properties a trusted source of news and information and a premier destination for consumers across various media. Many of these properties deliver broad reach and high audience engagement levels in their respective markets, making them attractive advertising vehicles for the Company’s advertising customers.

The Company delivers its premium content to consumers across numerous distribution platforms consisting not only of traditional print and television, but also through an array of digital platforms including websites, applications for mobile devices and tablets and electronic readers. The Company is focused on pursuing integrated strategies across its businesses to continue to capitalize on the transition from print to digital consumption of high-quality content. The Company believes that the increasing availability of high-speed Internet access, connected mobile devices, tablets and electronic readers will allow it to continue to deliver its content in a more engaging, timely and personalized manner, provide opportunities to more effectively monetize its content via strong customer relationships and more compelling and engaging advertising solutions and reduce its physical production and distribution costs as it continues to shift to digital platforms.

The Company’s diversified revenue base consists of advertising sales, recurring subscriptions, circulation copies, licensing fees, affiliate fees, direct sales and sponsorship sales. The Company manages its businesses to take advantage of opportunities to share technologies and practices across geographies and businesses and bundle selected offerings to provide greater value to consumers and advertising partners. Headquartered in New York, the Company operates primarily in the United States, Australia and the U.K., and its content is distributed and consumed worldwide. The Company’s operations are organized into six reporting segments: (i) News and Information Services; (ii) Book Publishing; (iii) Digital Real Estate Services; (iv) Cable Network Programming; (v) Digital Education; and (vi) Other, which includes the Company’s general corporate overhead expenses, corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters, as defined in “Item 1A. Risk Factors.” The Company also owns a 50% stake in Foxtel, the largest pay-TV provider in Australia, which is accounted for as an equity investment.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. All references to June 30, 2015, June 30, 2014 and June 30, 2013 relate to the 12-month periods ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 416-3400. More information regarding the Company is available on its website at www.newscorp.com, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available, free of charge, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Special Note Regarding Forward-Looking Statements

This document and any documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the Consolidated Financial Statements of News Corporation (the “Financial Statements”) and related notes set forth elsewhere in this Annual Report. The Company believes that the assumptions underlying the Financial Statements are reasonable. However, the Financial Statements for the fiscal year ended June 30, 2013 included herein may not necessarily reflect what the Company’s results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone company during the periods presented.

BUSINESS OVERVIEW

The Company’s six reporting segments are described below. In addition, the Company owns a 50% stake in Foxtel, which is accounted for as an equity investment. For financial information regarding the Company’s segments and operations in geographic areas, see Note 18 to the Financial Statements.

For the fiscal year ended June 30, 2015
	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$5,731	$603
Book Publishing	1,667	221
Digital Real Estate Services	625	201
Cable Network Programming	500	135
Digital Education	109	(93)
Other	1	(215)

Total	$8,633	$852

News and Information Services

The Company’s News and Information Services segment consists of Dow Jones, News Corp Australia (which includes News Limited and its subsidiaries), News UK (formerly known as News International), the New York Post and News America Marketing. This segment also includes Storyful Limited (“Storyful”), a social media news agency acquired by the Company in December 2013 that complements the existing video capabilities in this segment. The News and Information Services segment generates revenue primarily through print and digital advertising sales and through circulation and subscriptions to its print and digital products. Advertising revenues at the News and Information Services segment are subject to seasonality, with revenues typically being highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies.

Dow Jones

Dow Jones is a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, applications for mobile devices, tablets and electronic readers, newsletters, magazines, proprietary databases, conferences and video. Dow Jones’s products, which target individual consumer and enterprise customers, include The Wall Street Journal, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Barron’s, MarketWatch, Dow Jones Private Markets and DJX. Dow Jones’s revenue is diversified across business-to-consumer and business-to-business subscriptions, circulation, advertising and licensing fees for its print and digital products.

Through its premier brands and authoritative journalism, Dow Jones’s products targeting individual consumers provide insights, research and understanding that enable customers to stay informed and make educated financial decisions. With a focus on the financial markets, investing and other professional services, many of these products offer advertisers an attractive customer demographic. Products targeting consumers include the following:

•

The Wall Street Journal (WSJ). WSJ, Dow Jones’s flagship product, is available in print, online and across multiple mobile, tablet and electronic reader devices. WSJ covers national and international news and provides analysis, commentary and opinions on a wide range of topics, including business developments and trends, economics, financial markets, investing, science and technology, lifestyle, culture and sports. WSJ had average print and digital issue sales of approximately 2,197,000, including average print and digital subscriptions of approximately 1,897,000, for the three months ended March 29, 2015 based on internal data, with independent assurance provided by PricewaterhouseCoopers LLP UK. The Company believes the new methodology used to calculate issue sales and subscriptions more accurately reflects sales of its digital publications. WSJ is printed at plants located around the U.S., including eight owned by the Company. WSJ sells regional advertising in three major U.S. regional editions (Eastern, Central and Western) and 21 smaller sub-regional editions. WSJ.com, which offers both free and premium content, averaged more than 72 million visits per month for the 12 months ended June 30, 2015 according to Adobe Analytics, and includes local language content in multiple languages. Print and digital products under the WSJ brand include:

Print: The Wall Street Journal (including its Asia and Europe editions) and WSJ.Magazine.

Digital: WSJ.com (includes Risk & Compliance Journal, CIO Journal, CFO Journal, CMO Today, WSJ.D (WSJ’s home for technology news, analysis, commentary, daily buzz and consumer product reviews), WSJ+ (a complimentary membership for WSJ subscribers that provides premium offers such as exclusive event invitations) and WSJ.com international sites such as WSJ.com/Asia and WSJ.com/Europe.

Mobile: WSJ offers a range of mobile products, including a responsive-design website, iOS and Android applications and an Apple Watch application.

WSJ Video: WSJ video provides live and on-demand news online through WSJ.com and other platforms, including YouTube, Internet-connected TV and set-top boxes.

•

Barron’s. Barron’s, which is available in print, online and on multiple mobile, tablet and electronic reader devices, delivers news, analysis, investigative reporting, company profiles and insightful statistics for investors and others interested in the investment world. Barron’s had average print and digital issue sales of approximately 424,000, including average print and digital subscriptions of approximately 405,000, for the three months ended March 29, 2015 based on internal data, with independent assurance provided by PricewaterhouseCoopers LLP UK.

•

Marketwatch. Marketwatch is an investing and financial news website targeting active investors. It also provides real-time commentary and investment tools and data. Products include mobile and tablet applications, a mobile site and MarketWatch Premium Newsletter (paid newsletter on a variety of investing topics). Marketwatch averaged more than 46 million visits per month for the 12 months ended June 30, 2015 according to Adobe Analytics.

•

The Wall Street Journal Digital Network (WSJDN). WSJDN offers advertisers the opportunity to reach Dow Jones’s audience across a number of brands and digital platforms, including the WSJ.com, Barrons.com and Marketwatch websites and mobile applications and related services. During the year ended June 30, 2015,WSJDN averaged nearly 135 million visits per month, with an average of more than 441 million page views per month, according to Adobe Analytics.

Dow Jones’s professional information products, which target enterprise customers, combine news and information with technology and tools that inform decisions and aid awareness, research and understanding. These products are designed to be integral to the success of Dow Jones’s enterprise customers, and Dow Jones expects to sustain strong retention rates by providing high levels of service and continued innovation through news, data and tools that meet its customers’ specific needs. These products include the following:

•

Factiva. Factiva is a leading provider of global business content, built on an archive of important, original publishing sources. This combination of business news and information, plus sophisticated tools, helps professionals find, monitor, interpret and share essential information. As of June 30, 2015, there were approximately 1.1 million activated Factiva users, including both institutional and individual accounts. Many of the institutional accounts have multiple individual users. Factiva offers content from over 32,000 global news and information sources from nearly 200 countries and in 28 languages. Thousands of Factiva’s sources are not available for free on the Internet and more than 4,000 sources make information available via Factiva on or before the date of publication by the source. Factiva leverages complex metadata extraction and text-mining to help its customers build precise searches and alerts to access and monitor this data.

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

•

Dow Jones Newswires. Dow Jones Newswires distributes real-time business news, information, analysis, commentary and statistical data to financial professionals and investors worldwide. It publishes, on average, over 16,000 news items each day, which are distributed via terminals, trading platforms and websites reaching hundreds of thousands of financial professionals. This content also reaches millions of individual investors via customer portals and the intranets of brokerage and trading firms, as well as digital media publishers.

•

Private Markets. Dow Jones Private Markets products provide news and deal data on venture capital and private equity-backed private companies and their investors to help venture capital and private equity professionals, financial services professionals and other service providers identify deal and partnership opportunities, perform due diligence and examine trends in venture capital and private equity investment, fund-raising and liquidity. Products include VentureSource, LP Source, VentureWire, Private Equity Analyst, LBO Wire, Private Equity News, Daily Bankruptcy Review (“DBR”), DBR Small Cap and DBR High Yield.

•

DJX. DJX is comprised of a bundle of underlying products, including Factiva, Dow Jones Newswires, certain Private Markets products, including Venture Source and LP Source, certain Risk & Compliance products, WSJ.com and Barrons.com.

News Corp Australia

News Corp Australia is one of the leading news and information providers in Australia by readership and circulation, owning over 120 newspapers covering a national, regional and suburban footprint. As of March 31, 2015, its daily, Sunday, weekly and bi-weekly newspapers accounted for more than 62% of the total circulation of newspapers in Australia, and during the year ended March 31, 2015, its Sunday newspaper network was read by approximately 4.3 million Australians on average every week. In addition, its digital mastheads and other websites are among the leading digital news properties in Australia based on monthly unique audience data. News Corp Australia’s news portfolio includes:

•

The Australian and The Weekend Australian (National). The Australian is published Monday through Friday, and The Weekend Australian is published on Saturday. Based on Audit Bureau of Circulations (“ABC”) data, average daily paid print circulation for the year ended March 31, 2015 was approximately 106,000 for The Australian and 230,000 for The Weekend Australian and average daily paid digital circulation for each was approximately 66,000. In addition, The Australian and The Weekend Australian had a total unduplicated print and digital audience of almost 3.0 million for the month of March 2015 based on average monthly Enhanced Media Metrics Australia (“EMMA”) combined print, mobile and tablet audience data for the year ended March 31, 2015 and total unique website audience in March 2015 according to Nielsen monthly total audience ratings. EMMA data incorporates more frequent sampling and combines both online and print usage into a single metric.

•

The Daily Telegraph and The Sunday Telegraph (Sydney). The Daily Telegraph is published Monday through Saturday. Based on ABC data, average daily paid print circulation for the year ended March 31, 2015 was approximately 270,000 for The Daily Telegraph and 480,000 for The Sunday Telegraph. In

addition, The Daily Telegraph and The Sunday Telegraph had a total unduplicated print and digital audience of almost 4.5 million for the month of March 2015 based on average monthly EMMA combined print, mobile and tablet audience data for the year ended March 31, 2015 and total unique website audience in March 2015 according to Nielsen monthly total audience ratings.

•

Herald Sun and Sunday Herald Sun (Melbourne). Herald Sun is published Monday through Saturday. Based on ABC data, average daily paid print circulation for the year ended March 31, 2015 was approximately 362,000 for Herald Sun and 423,000 for Sunday Herald Sun. In addition, Herald Sun and Sunday Herald Sun had a total unduplicated print and digital audience of almost 4.2 million for the month of March 2015 based on average monthly EMMA combined print, mobile and tablet audience data for the year ended March 31, 2015 and total unique website audience in March 2015 according to Nielsen monthly total audience ratings.

•

The Courier Mail and The Sunday Mail (Brisbane). The Courier Mail is published Monday through Saturday. Based on ABC data, average daily paid print circulation for the year ended March 31, 2015 was approximately 168,000 for The Courier Mail and 371,000 for The Sunday Mail. In addition, The Courier Mail and The Sunday Mail had a total unduplicated print and digital audience of almost 3.2 million for the month of March 2015 based on average monthly EMMA combined print, mobile and tablet audience data for the year ended March 31, 2015 and total unique website audience in March 2015 according to Nielsen monthly total audience ratings.

•

The Advertiser and Sunday Mail (Adelaide). The Advertiser is published Monday through Saturday. Based on ABC data, average daily paid print circulation for the year ended March 31, 2015 was approximately 144,000 for The Advertiser and 217,000 for Sunday Mail. In addition, The Advertiser and Sunday Mail had a total unduplicated print and digital audience of almost 1.7 million for the month of March 2015 based on average monthly EMMA combined print, mobile and tablet audience data for the year ended March 31, 2015 and total unique website audience in March 2015 according to Nielsen monthly total audience ratings.

•

A large number of community newspapers in all major capital cities, as well as leading regional publications in Cairns, Gold Coast, Townsville and Geelong and in the other capital cities of Perth, Hobart and Darwin.

•

News Corp Australia has paid-for digital platforms for The Australian, The Weekend Australian, Herald Sun, Sunday Herald Sun, The Daily Telegraph, The Sunday Telegraph, The Courier Mail, The Sunday Mail, The Advertiser and Sunday Mail.

News Corp Australia’s broad portfolio of digital properties also includes news.com.au, the leading general interest site in Australia that provides breaking news, finance, entertainment, lifestyle, technology and sports news and delivers an average monthly unique audience of approximately 3.7 million based on Nielsen monthly total audience ratings for the year ended June 30, 2015. In addition, News Corp Australia owns other premier properties such as taste.com.au, a leading food and recipe site, and kidspot.com.au, a leading parenting website, as well as various other digital media assets, including an 89.5% stake in FOX SPORTS Pulse (which supplies a scheduling tool for sports organizations) and 100% of Business Spectator and Eureka Report (online business and investment news and commentary services). As of June 30, 2015, News Corp Australia’s other assets included a 14.99% interest in APN News and Media Limited, which operates a portfolio of Australian and New Zealand radio and outdoor media assets and small regional print interests, and a 12.9% interest in SEEKAsia Limited, which operates leading online employment marketplaces throughout Southeast Asia.

News UK

News UK publishes The Sun, The Sun on Sunday, The Times and The Sunday Times, which are leading newspapers in the U.K. As of June 30, 2015, sales of these four titles accounted for approximately one-third of all national newspaper sales in the U.K. News UK’s newspapers (except some Saturday and Sunday supplements) are printed at News UK’s world-class printing facilities in England, Scotland and Ireland. In addition to revenue from the sale of advertising, circulation and subscriptions to its print and digital products, News UK generates revenue by providing third party printing services through these facilities and is one of the largest contract printers in the U.K. News UK also distributes content through its digital platforms, including its websites, thesun.co.uk, thetimes.co.uk and thesundaytimes.co.uk, as well as mobile and tablet applications. News UK’s online and mobile offerings include the rights to show English Premier League Football, English Premiership Rugby Union, English Cricket, Gaelic Athletic Association games and UEFA Champions League and Europa League match clips across its digital platforms. News UK’s portfolio includes:

•

The Sun. Published Monday through Sunday. Based on National Readership Survey data for the six months ended March 31, 2015, The Sun is the most read national newspaper in the U.K., with an average issue readership of approximately 4,966,000 Monday through Saturday for The Sun and 4,074,000 for The Sun on Sunday. Average daily paid print circulation for the six months ended June 30, 2015 based on ABC data was approximately 1,856,000 for The Sun and 1,492,000 for The Sun on Sunday. As of June 30, 2015, The Sun had approximately 214,000 paid digital subscribers based on internal sources, of which 41,000 accessed the product after purchasing codes printed in The Sun.

The Sun’s digital bundle delivers exclusive digital entertainment, including Barclay’s Premier League match clips and Sun+ perks, a collection of perks, downloads, offers and competitions.

•

The Times. Published Monday through Saturday with an average issue readership of approximately 1,011,000 for the six months ended March 31, 2015 based on National Readership Survey data. Average daily paid print circulation for the six months ended June 30, 2015 based on ABC data was approximately 392,000. As of June 30, 2015, The Times had approximately 165,000 paid print subscribers and 147,000 paid digital subscribers based on internal sources. News UK also publishes The Times Literary Supplement, a weekly literary review.

•

The Sunday Times. Leading broadsheet Sunday newspaper in the U.K. with an average issue readership of approximately 2,038,000 for the six months ended March 31, 2015 based on National Readership Survey data. Average daily paid print circulation for the six months ended June 30, 2015 based on ABC data was approximately 789,000. As of June 30, 2015, The Sunday Times had approximately 211,000 paid print subscribers and 158,000 paid digital subscribers based on internal sources.

In addition, News UK has also assembled a portfolio of complementary ancillary product offerings, including Sun Bingo, Sun Play, an online free and paid-for gaming platform, Sunmotors.co.uk and Driving.co.uk, digital classified offerings, and The Handpicked Collection, a luxury shopping website.

New York Post

The New York Post (the “Post”) is the oldest continuously published daily newspaper in the U.S., with a focus on coverage of the New York metropolitan area. The print version of the Post is primarily distributed in New York and throughout the Northeast, as well as Florida and California. The Post provides a variety of general interest content ranging from breaking news to business analysis, and is known in particular for its comprehensive sports coverage, famous headlines and its iconic Page Six section, an authority on celebrity news. The Post’s digital platforms feature all the sections of the print version as well as continually updated breaking news and other content and extend the reach of the Post to a national audience. For the three months ended June 30, 2015, average weekday circulation based on AAM data, including digital editions, was 422,163. The Post is printed in a printing facility in the Bronx, New York and uses third party printers in its other markets in the U.S.

News America Marketing

News America Marketing (“NAM”) is a leading provider of coupon promotions, advertising programs, special offers and other direct consumer marketing solutions through a network of more than 1,900 publications, 56,000 retail stores and 300 partner sites, including SmartSource.com. NAM offers direct consumer marketing solutions for companies that include consumer packaged goods manufacturers, financial services, pharmaceutical manufacturers, quick-service and casual restaurants, retailers and other marketers in the U.S. and Canada. NAM has developed broad, long-standing relationships with many well-known retailers and brands, including Procter & Gamble, General Mills, Kraft, Johnson & Johnson, Walmart, Kroger, Target and Loblaws.

NAM’s marketing solutions are available via multiple distribution channels, including publications, in stores and online, primarily under the SmartSource brand name. NAM provides customers with “one-stop shopping” for their direct-to-consumer marketing needs through its three primary business areas:

•

Free-Standing Inserts: Free-standing inserts are multiple-page marketing booklets containing coupons, rebates and other consumer offers, which are distributed to consumers through insertion primarily into local Sunday publications. NAM is one of the two largest publishers of free-standing inserts in the U.S. Advertisers, primarily packaged goods companies, pay NAM to produce free-standing inserts where their offers are featured, often on an exclusive basis within their product category. NAM contracts with and pays publishers as well as printers, among others, to produce and/or distribute free-standing inserts in their papers. NAM’s free-standing insert products, which are distributed under the SmartSource Magazine® brand, have a circulation of more than 73 million based on internal sources and are distributed 43 times a year.

•

In-Store Advertising and Merchandising: NAM is a leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers. NAM’s marketing products include: at-shelf advertising such as coupon, information and sample-dispensing machines, as well as floor and shopping cart advertising, among others, and are found in more than 56,000 supermarkets, drug stores, dollar stores, office supply stores, mass merchandisers and specialty stores across North America. NAM also provides in-store merchandising services, including production and installation of instant-redeemable coupons, on-pack stickers, shipper assembly, display set-up and refilling, shelf management and new product cut-ins.

•

SmartSource Digital: SmartSource Digital, which includes all of NAM’s digital offerings in the U.S. and Canada, encompasses secure printable couponing, load-to-card couponing, targeted email campaigns and programmatic digital display.

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

Dow Jones professional information products that target enterprise customers compete with various information service providers, compliance data providers and global financial newswires, including Thomson Reuters, Bloomberg L.P., LexisNexis, as well as many other providers of news, information and compliance data.

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

Book Publishing

The Company’s Book Publishing segment consists of HarperCollins Publishers (together with its subsidiaries and affiliates, “HarperCollins”), the second largest consumer book publisher in the world based on global revenue, with operations in 18 countries. HarperCollins publishes and distributes consumer books globally through print, digital and audio formats. Its digital formats include electronic books, also referred to as e-books, for devices such as tablets and electronic readers, as well as audio downloads for smartphones and MP3 players. HarperCollins owns over 120 branded imprints, including Avon, Harper, HarperCollins Children’s Books, William Morrow and Christian publishers Zondervan and Thomas Nelson. In addition, in August 2014, HarperCollins acquired Harlequin Enterprises Limited, a leading publisher of women’s fiction, extending its global platform, particularly in Europe and Asia Pacific.

HarperCollins publishes works by well-known authors such as Harper Lee, Mitch Albom, Veronica Roth, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird and the Divergent series. Its print and digital global catalog includes more than 200,000 publications in different formats and in over 30 languages. HarperCollins publishes fiction and nonfiction, with a focus on general, children’s and religious content. Additionally, in the U.K., HarperCollins publishes titles for the equivalent of the K-12 educational market.

As of June 30, 2015, HarperCollins offered approximately 100,000 publications in digital formats, and nearly all of HarperCollins’ new titles, as well as the majority of its entire catalog, are available as e-books. Digital sales, comprising revenues generated through the sale of e-books as well as digital audio books, represented approximately 22% of global consumer revenues for the fiscal year ended June 30, 2015. With the widespread adoption of electronic formats by consumers, HarperCollins is publishing a number of titles in digital formats before, or instead of, publishing a print edition. For example, through its popular romance imprint, Avon, HarperCollins launched a “digital-first” series which releases at least one new title per week in the romance category. HarperCollins’ “digital-first” series have collectively generated 15 New York Times electronic bestsellers since launch.

During fiscal 2015, HarperCollins U.S. had 214 titles on the New York Times print and digital bestseller lists, with 15 titles hitting number one, including Divergent (series) by Veronica Roth, Heaven is For Real by Todd Burpo with Lynn Vincent, Yes Please by Amy Poehler, The Heist by Daniel Silva, American Sniper by Chris Kyle with Scott McEwen & Jim De Felice and The Promise by Robyn Carr.

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

The book publishing business operates in a highly competitive market that is quickly changing and continues to see technological innovations, including tablets and electronic readers sold by Amazon, Apple, Google and Barnes & Noble. HarperCollins competes with other large publishers, such as Penguin Random House, Simon & Schuster and Hachette Livre, as well as with numerous smaller publishers, for the rights to works by well-known authors and public personalities; competition could also come from new entrants as barriers to entry in book publishing are low. In addition, HarperCollins competes for readership with other media formats and sources. The Company believes HarperCollins is well positioned in the evolving book publishing market with significant size and brand recognition across multiple categories and geographies. Furthermore, HarperCollins is a leader in children’s and religious books, categories which have been less impacted by the transition to digital consumption.

Digital Real Estate Services

The Company’s Digital Real Estate Services segment consists of its 61.6% interest in REA Group Limited (“REA Group”), a publicly-traded company on ASX (ASX: REA), and its 80% interest in Move, Inc. (“Move”). The remaining 20% interest in Move is held by REA Group.

REA Group

REA Group is a multinational digital advertising business specializing in property. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au, as well as European property sites and Chinese property site myfun.com.

REA Group’s Australian operations include realestate.com.au and realcommercial.com.au, as well as its media and property related services business, serving the display media market and markets adjacent to property. Realestate.com.au and realcommercial.com.au together have approximately 26.1 million main site visits and 11.6 million mobile site visits on average each month, based on Nielsen monthly total traffic ratings for the year ended June 30, 2015. Realestate.com.au and realcommercial.com.au also record approximately 10.6 million average monthly mobile application visits based on Adobe Omniture SiteCatalyst monthly site visits for the same period. Realestate.com.au derives the majority of its revenue from its core property advertising listing products and monthly advertising subscriptions from real estate offices. Realestate.com.au offers a product hierarchy which enables real estate agents to upgrade listing advertisements to increase their prominence on the site, as well as a variety of targeted products, including media display advertising products for real estate agents, commercial developers and other advertisers such as financial institutions. Realcommercial.com.au generates revenue through three main sources: agent subscriptions, agent branding and listing products. The media business offers unique advertising opportunities on both realestate.com.au and realcommercial.com.au, as well as via mobile advertisement placements. Revenue from this business is generated primarily from agents, commercial developers and financial institutions, which benefit from being able to target REA Group’s substantial audience base.

REA Group’s international operations include property sites in Europe and Asia. Its Italian property site, casa.it, has approximately 9.6 million visits on average each month based on Adobe Omniture SiteCatalyst monthly site visits for the year ended June 30, 2015. REA Group also operates sites in Luxembourg and regions of France, including atHome.lu, atOffice.lu and immoRegion.fr. These sites have approximately 1.0 million visits combined on average each month based on Adobe Omniture SiteCatalyst monthly site visits for the year ended June 30, 2015. In Asia, REA Group operates a Chinese site, myfun.com, which showcases Australian property listings to Chinese property seekers. Myfun.com has approximately 73,000 visits on average each month based on Adobe Omniture SiteCatalyst monthly site visits for the year ended June 30, 2015. As of June 30, 2015, REA Group’s other assets included a 19.9% interest in Asia’s iProperty Group Limited, which has operations primarily in Malaysia, Indonesia, Hong Kong, Thailand, Macau and Singapore.

REA Group competes primarily with other property websites in its geographic markets, including domain.com.au in Australia.

Move

Move, which the Company acquired in November 2014, is a leading provider of online real estate services in the U.S. Move primarily operates realtor.com®, a premier real estate information and services marketplace, under a perpetual agreement and trademark license with the National Association of Realtors® (“NAR”). Through realtor.com®, consumers have access to over 3.3 million properties across the U.S., including the most complete collection of homes and properties listed with Multiple Listing Services (“MLS”) and displayed for sale among the competing national online portals. Realtor.com® and its related mobile applications display approximately 98% of all MLS-listed, for-sale properties in the U.S., which are primarily sourced directly from relationships with MLSs across the country. Over 90% of its for-sale listings are updated at least every 15 minutes, on average, with the remaining listings updated daily. Realtor.com®’s substantial content advantage attracts a highly engaged consumer audience. Based on internal data, realtor.com® and its mobile sites had 45 million average monthly unique users during the quarter ended June 30, 2015. These users viewed an average of over 1.3 billion pages and spent an average of over 1.1 billion minutes on the realtor.com® website and mobile applications each month.

Realtor.com® generates the majority of its revenues through the sale of listing advertisement products, including Connection for Co-Brokerage, ShowcaseSM Listing Enhancements and Featured HomesSM, which allow real estate agents, brokers and franchises to enhance, prioritize and connect with consumers of for-sale property listings within the realtor.com® website and mobile applications. Listing advertisements are typically sold on a subscription basis. Realtor.com® also derives revenue from sales of non-listing advertisement, or Media, products to real estate, finance, insurance, home improvement and other professionals that enable those professionals to connect with realtor.com®’s highly engaged and valuable consumer audience. Media products include sponsorships, display advertisements, text links, directories, Featured CommunityTM and Featured CMATM. Non-listing advertisement pricing models include cost per thousand, cost per click, cost per unique user and subscription-based sponsorships of specific content areas or targeted geographies.

In addition to realtor.com®, Move also offers a number of professional software and services products. These include the Top Producer® and TigerLead® productivity and lead management tools and services, which are tailored to real estate agents and sold on a subscription basis, as well as the ListHubTM service, which syndicates for-sale listing information from MLSs and other reliable data sources, such as real estate brokerages, and distributes that content to an array of web sites. Listing syndication pricing includes fixed- or variable-pricing models based on listing counts, while ListHubTM’s advanced reporting products are sold on a monthly subscription basis.

Move competes primarily with other real estate websites focused on the U.S. real estate market, including zillow.com and trulia.com.

Cable Network Programming

The Company’s Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia based on total subscribers as of June 30, 2015. FOX SPORTS Australia is focused on live national and international sports events and provides featured original and licensed premium sports content tailored to the Australian market, including live sports such as National Rugby League, the domestic football league, English Premier League, international cricket, as well as the Australian Rugby Union. FOX SPORTS Australia offers seven high definition television channels distributed via cable, satellite and Internet Protocol, or IP, and several interactive viewing applications. Its channels consist of FOX SPORTS 1, FOX SPORTS 2, FOX SPORTS 3, FOX SPORTS 4, FOX SPORTS 5, FOX FOOTY and FOX SPORTS NEWS that broadcast over 10,000 hours of live sports programming per year reaching FOXTEL, Telstra and Optus subscription television customers. FOX SPORTS Australia’s access to compelling local and international sports programming, as well as its production of high-quality original sports content has made it the leading sports programming provider in Australia. FOX SPORTS Australia also operates foxsports.com.au, a leading general sports website in Australia, and offers several interactive mobile and tablet applications that extend the reach of its content across multiple new platforms. FOX SPORTS Australia is distributed via longstanding carriage agreements with pay-TV providers (mainly Foxtel) in Australia and generates revenue primarily through affiliate fees payable under these carriage agreements, as well as advertising sales. Results at the Cable Network Programming segment can fluctuate due to the timing and mix of the Company’s local and international sports programming, as expenses associated with licensing these programming rights are recognized during the applicable season or event.

FOX SPORTS Australia competes primarily with ESPN, beIN SPORTS, the Free-To-Air (“FTA”) channels and certain telecommunications companies in Australia.

Digital Education

The Company’s Digital Education segment consists of Amplify, the brand for its digital education business, which it launched in July 2012. Amplify’s technology solutions transform the way teachers teach and students learn in two primary areas:

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

•

Amplify Learning: Amplify’s curriculum business is developing digital content for K-12 English Language Arts, Math and Science, including software that combines interactive, game-like experiences, rich immersive media, and sophisticated analytics to make the classroom teaching and learning experience more engaging, rigorous, personalized and effective. Amplify Learning’s digital curriculum incorporates the Common Core State Standards adopted by most states in the U.S. and is available for use on multiple platforms.

Amplify also operates Amplify Access, a platform business that delivers a tablet-based distribution system which includes a tablet designed for the K-12 market, instructional software and curated third-party content.

The Company has initiated a strategic review of its digital education business. In the fourth quarter of fiscal 2015, the Company determined it would cease actively marketing Amplify’s Access products to new customers; however, it will continue to provide service and support to its existing customers. The Company is reviewing strategic alternatives with respect to the Insight and Learning businesses.

Amplify’s digital products are or will generally be available on a subscription basis. The Company also markets and sells some supplemental print-based materials, as well as instructional and information technology-

related services. Amplify competes with existing K-12 education publishers and content providers such as Pearson plc, McGraw-Hill Education and Houghton Mifflin Harcourt, as well as a number of smaller content, analytics and distribution platform companies.

Other

The Other segment includes the Company’s general corporate overhead expenses, corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across the Company’s businesses to increase revenues and profitability and to target and assess potential acquisitions and investments. Initiatives include the News Corp Global Exchange, the Company’s global programmatic advertising exchange that enables marketers to leverage the Company’s leading online and mobile products and first-party data for real-time bidding, as well as the launch of the Company’s BallBall mobile app in Japan, Indonesia and Vietnam, which combines the Company’s rights to exclusive football highlight clips, expert coverage, commentary and analysis from The Times, The Sunday Times and The Sun. As part of its ongoing role in assessing potential acquisitions, the corporate Strategy and Creative Group also oversaw the Company’s acquisitions of Move, a leading provider of online real estate services in the U.S., in November 2014 and Storyful, the world’s first social media news agency, in December 2013.

Equity Investments

Foxtel

The Company and Telstra, an ASX-listed telecommunications company, each own 50% of Foxtel, the largest pay-TV provider in Australia. Foxtel had approximately 2.8 million subscribing households throughout Australia as of June 30, 2015 through cable, satellite and IP distribution.

Foxtel delivers more than 200 channels (including standard definition channels, high definition versions of some of those channels, and audio and interactive channels) covering news, sports, general entertainment, movies, documentaries, music and children’s programming. Foxtel’s premium content includes FOX SPORTS Australia’s suite of sports channels such as FOX SPORTS 1, FOX SPORTS 2, FOX SPORTS 3, FOX SPORTS 4, FOX SPORTS 5, FOX FOOTY and FOX SPORTS NEWS and TV shows from HBO, FOX and Universal, among others. Foxtel also owns and operates 32 channels, including general entertainment and movie channels, and sources an extensive range of movie programming through arrangements with major U.S. studios. Foxtel’s channels are distributed to subscribers via both Telstra’s hybrid fibrecoaxial cable network and a long-term contracted satellite platform provided by Optus. Foxtel also offers versions of its services via the Internet through Telstra’s T-Box platform, Foxtel Play, an Internet television service available on a number of compatible devices (including the Xbox platform, the Sony PlayStation platform, select Samsung, LG and Sony televisions, select Samsung Blu-ray players and personal computers), and Foxtel Go, an Internet television service that allows subscribers to watch Foxtel channels via mobile devices and tablets. In addition, Foxtel launched a subscription video-on-demand joint venture with a subsidiary of Seven West Media Limited to distribute television programming to subscribers. This product complements Foxtel’s existing Presto Movies subscription video-on-demand services. During the year ended June 30, 2015, Foxtel also launched a new triple play bundle product offering, which consists of Foxtel’s existing pay-TV services, sold together with broadband and/or home phone services, as well as iQ3, a next generation set-top box.

Foxtel generates revenue primarily through subscription revenue as well as advertising revenue. For the year ended June 30, 2015, in accordance with U.S. generally accepted accounting principles (“GAAP”), Foxtel recorded revenues of $2.66 billion and earnings before interest, taxes and depreciation and amortization, or EBITDA, of $760 million. Management believes that EBITDA is an appropriate measure for evaluating the operating performance of this business for the reasons set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Analysis” with respect to Segment EBITDA. In the year ended June 30, 2015, Foxtel’s average residential recurring subscription revenue per user, or ARPU, was A$93 (US$78) per month (as calculated by Foxtel), and its annualized residential subscriber churn rate based on data for the year ended June 30, 2015 was 10.9% (as calculated by Foxtel). In addition, Foxtel had $1.8 billion of indebtedness outstanding as of June 30, 2015 (excluding $691 million of shareholder loans due to Telstra and the Company), and paid distributions of $107 million to the Company during the year ended June 30, 2015. The amount included for Foxtel in the Company’s Equity earnings of affiliates was $59 million for the year ended June 30, 2015.

The Company and Telstra each have the right to appoint one-half of the board of directors of Foxtel. In addition, the Company has the right to appoint the Chief Executive Officer and Chief Financial Officer of Foxtel, while Telstra has the right to terminate these officers.

Foxtel competes primarily with the three major commercial FTA networks and two major government-funded FTA broadcasters in Australia for audiences, as well as other pay-TV operators, IP television providers and subscription video-on-demand services such as Fetch TV, Netflix and Stan. Foxtel provides a 200-plus channel selection with premium and exclusive content and a wide array of digital and mobile features that are not available to viewers on these alternative providers. Through innovations such as digital HD channels, the extension of pay-TV programming to mobile devices, the use of DVR and Electronic Program Guide technology, including the newly-launched iQ3 set-top box, and benefits through broadband bundling, the Company believes Foxtel offers subscribers a compelling alternative to FTA TV and Foxtel’s other competitors.

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

Key regulatory issues for subscription television providers include: (a) anti-siphoning restrictions—currently under the ‘anti-siphoning’ provisions of the Australian Broadcasting Services Act 1992 (Cth), subscription television providers are prevented from acquiring rights to televise certain listed events (for example, the Olympic Games and certain Australian Rules football and cricket matches) unless national and commercial television broadcasters have not obtained these rights 12 weeks before the start of the event or the rights to televise are also held by commercial television licensees who have rights to televise the event to more than 50% of the Australian population or the rights to televise are also held by one of Australia’s two major government-funded broadcasters; and (b) the Broadcasting Services Act also may impact the Company’s ownership structure and operations and restrict its ability to take advantage of acquisition or investment opportunities including, for example, preventing it from exercising control of a commercial television broadcasting license, a commercial radio license and a newspaper in the same license area.

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

In 2013, a Royal Charter on Self-Regulation of the Press was granted, which established a Recognition Panel responsible for recognizing, overseeing and monitoring a new press regulatory body or bodies. The Panel is currently determining how it will receive and approve applications from bodies applying to become a press regulatory body and intends to start accepting applications later in 2015. The new press regulatory body or bodies, a majority of the board members of which would be independent of the industry, would be responsible for overseeing participating publishers. The U.K. Government also passed legislation which ensures that the Royal Charter can only be altered by a two-thirds majority of parliament. In addition to the Royal Charter and establishment of a new regulatory body, legislation has been passed that provides that publishers who do not participate in this new U.K. press regulatory system may be liable for exemplary damages in certain cases where such damages are not currently awarded.

In late 2013, publications representing the majority of the industry in the U.K., including News UK, entered into binding contracts to form an alternative new regulator instead, which is referred to as the Independent Press Standards Organisation, or IPSO. Since then, IPSO has been established and began operating in September 2014. IPSO currently has no plans to apply for recognition from the Recognition Panel. IPSO has an independent chairman and a 12-member board, the majority of which are independent. IPSO oversees the Editors’ Code of Practice, requires members to implement appropriate internal governance processes and requires self-reporting of any failures, provides a complaints handling service, has the ability to require publications to print corrections and has the power to investigate serious or systemic breaches of the press code and levy fines. IPSO is also considering the introduction of an arbitration scheme to resolve claims against publications. IPSO imposes burdens on the print media, including the Company’s newspaper businesses in the U.K., which may result in competitive disadvantages versus other forms of media and may increase the costs of compliance.

Data Privacy and Security

Our business activities are subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve in light of changes in information technology and analytics techniques that have implications for how such data is managed. For example, in the U.S., the Company’s websites, mobile applications and other online business activities are subject to the Children’s Online Privacy Protection Act of 1998, which prohibits websites from collecting personally identifiable information online from children under age 13 without prior parental consent, and the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which regulates the distribution of unsolicited commercial emails, or “spam.” The State of California also recently enacted a number of laws relating to data privacy and security, including the “Digital Eraser” law, which regulates online advertising to minors. In addition, regulators such as the Federal Communications Commission and the Federal Trade Commission (the “FTC”) continue to expand their application of general consumer protection laws to commercial data practices, including to the use of personal and profiling data from online users to deliver targeted Internet advertisements. The FTC also continues to expand its enforcement of the Telephone Consumer Protection Act, which regulates text message advertising. Many states have also enacted legislation regulating data privacy and security, including laws requiring businesses to provide notice to state agencies and to individuals whose personally identifiable information has been disclosed as a result of a data breach.

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

In response to such developments, industry participants in the U.S., Europe and Australia have taken steps to increase compliance with relevant industry-level standards and practices, including the implementation of self-regulatory regimes for online behavioral advertising that impose obligations on participating companies, such as the Company, to give consumers a better understanding of, and greater control over, advertisements that are customized based on their online behavior. In the U.S., the Council on Better Business Bureaus has begun enforcing the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising with respect to native advertising, requiring real-time notice and an opportunity to opt out in connection with such advertisements.

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

Intellectual Property

The Company’s intellectual property assets include: copyrights in newspapers, books, television programming and other content and technologies; trademarks in names and logos; trade names; domain names; and licenses of intellectual property rights. In addition, its intellectual property assets include patents or patent applications for inventions related to its products, business methods and/or services, none of which are material to its financial condition or results of operations. The Company derives value and revenue from these assets through, among other things, print and digital newspaper and magazine subscriptions and sales, the sale, distribution and/or licensing of print and digital books, the sale of subscriptions to its content and information services, the operation of websites and other digital properties and the distribution and/or licensing of its television programming to cable and satellite television services.

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

Employees

As of June 30, 2015, the Company had approximately 25,000 employees, of whom approximately 10,000 were located in the U.S., 4,000 were located in the U.K. and 8,000 were located in Australia. Of the Company’s employees, approximately 8,000 were represented by various employee unions. The contracts with such unions will expire during various times over the next several years. The Company believes its current relationships with employees are generally good.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating the Company and its common stock. Any of the following risks could materially and adversely affect the Company’s business, results of operations or financial condition, and could, in turn, impact the trading price of the Company’s common stock. The risk factors generally have been separated into three groups: risks related to the Company’s business, risks related to the Company’s Separation from 21st Century Fox and risks related to the Company’s common stock.

Risks Related to the Company’s Business

A Decline in Customer Advertising Expenditures in the Company’s Newspaper and Other Businesses Could Cause its Revenues and Operating Results to Decline Significantly in any Given Period or in Specific Markets.

The Company derives substantial revenues from the sale of advertising through its newspapers, integrated marketing services and digital media properties. The Company and its affiliates also derive revenues from the sale of advertising on their cable channels and pay-TV programming. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of retail, national and classified newspaper advertising revenue. Changes in gross domestic product, consumer spending, housing sales, auto sales, unemployment rates and job creation all impact demand for advertising. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities or result in consolidation or closures across various industries, which may also reduce the Company’s overall advertising revenue.

The Company’s ability to generate advertising revenue is also dependent on demand for the Company’s products and services, demographics of the customer base, advertising rates and results observed by advertisers. For example, circulation levels for the Company’s newspapers and ratings points for its cable channels are among the factors that are weighed by advertisers when determining the amount of advertising to purchase from the Company as well as advertising rates. For the Company’s digital media properties, advertisers use various metrics to evaluate demand such as the number of visits, number of users, user engagement and, for digital real estate services, the number and quality of leads provided. Demand for the Company’s products and services depends in turn upon the Company’s ability to differentiate and distinguish those products and services and anticipate and adapt to changes in consumer tastes and behaviors in a timely manner. For example, the Company’s newspapers, cable channels and pay-TV programming must continue to provide high-quality content that is interesting and relevant to users in order to retain and grow their audiences. Similarly, the success of the Company’s digital real estate services business depends in part on providing more comprehensive, current and accurate real estate listing data than its competitors, which the Company generally obtains through short-term arrangements with MLSs, real estate brokers, real estate agents and other third parties that may not be renewed and/or may be terminated with limited or no notice.

In addition, streaming and downloading capabilities via the Internet and other devices and technologies, as well as higher consumer engagement with other forms of digital media such as online and mobile social networking, are increasing the number of media choices and formats available to audiences, resulting in audience fragmentation and increased competition for advertising. New delivery platforms may also lead to loss of distribution and pricing control and loss of a direct relationship with consumers. These technological and other developments may also cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to advertisers. Furthermore, the range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are also playing a more significant role in the advertising marketplace and may cause further downward pricing pressure. Evolving standards for the delivery of digital advertising, such as viewability, could also adversely affect digital advertising revenues. Consequently, the Company’s digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption. A decrease in advertising expenditures by the Company’s customers, reduced demand for the Company’s offerings or a surplus of advertising inventory could lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses and assets.

The Company’s Businesses Face Significant Competition from Other Sources of News, Information and Entertainment Content.

The Company’s businesses face significant competition from other sources of news, information and entertainment content, including both traditional and new content providers. This competition has intensified as a result of the continued development of new digital and other technologies and platforms, and the Company may be adversely affected if consumers migrate to other media alternatives. For example, advertising and circulation revenues in the Company’s News and Information Services segment may continue to decline, reflecting general trends in the newspaper industry, including declining newspaper buying by younger audiences and consumers’ increasing reliance on the Internet for the delivery of news and information, often without charge. In recent years, Internet sites devoted to recruitment, automobile sales and real estate services have become significant competitors of the Company’s newspapers and websites for classified advertising sales. In addition, due to innovations in content distribution platforms, consumers are now more readily able to watch Internet-delivered content on television sets and mobile devices, in some cases also without charge, which could reduce consumer demand for the Company and its affiliates’ television programming and pay-TV services and adversely affect both its subscription revenue and advertisers’ willingness to purchase television advertising from the Company. The Company’s ability to compete effectively depends on many factors both within and beyond its control, including audience acceptance of its high-quality journalism, book titles, television programming and other products. If the Company is unable to compete successfully against existing or future competitors, its business, results of operations and financial condition could be adversely affected.

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

The Company Relies on Network and Information Systems and Other Technology Whose Failure or Misuse Could Cause a Disruption of Services or Loss or Improper Disclosure of Personal Data, Business Information, Including Intellectual Property, or Other Confidential Information, Resulting in Increased Costs or Loss of Revenue.

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, equipment failure, natural disasters (including extreme weather), terrorist activities or human error that may affect such systems, could result in disruption of the Company’s services and/or loss or improper disclosure of personal data, business information, including intellectual property, or other confidential information. In recent years, there has been a rise in the number of cyberattacks on companies’ network and information systems, and as a result, the risks associated with such an event continue to increase. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and incidents, none of which have been material to the Company to date.

A significant failure, compromise, breach or interruption of the Company’s systems could result in a disruption of its operations, customer or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations, lawsuits, a loss of customers or revenues and other financial losses. If any such failure, interruption or similar event results in the improper disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including financial, personal, credit card, confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Efforts by the Company and its vendors to develop, implement and maintain security measures may not be successful in preventing these events from occurring, particularly given that techniques used to access, disable or degrade service, or sabotage systems change frequently, and any network and information systems-related events could require the Company to expend significant resources to remedy such event. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated.

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

In connection with the Separation, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox will indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees (1) who are not directors, officers or certain designated employees or (2) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. In addition, violations of law may result in criminal fines or penalties for which the Company will not be indemnified by 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis.

From July 1, 2010 through June 30, 2015, the Company incurred aggregate fees, costs and expenses related to the U.K. Newspaper Matters of $520 million, net of costs that have been or will be indemnified by 21st Century Fox, which includes $39 million paid to claimants for civil settlements. As of June 30, 2015, the Company accrued $125 million, representing its best estimate of the liability for the claims that have been filed, including liabilities associated with employment taxes, as well as incurred but unpaid legal and professional fees. Certain liabilities recorded by the Company as of June 30, 2015 related to matters that will be indemnified by 21st Century Fox as described above. Amounts due from 21st Century Fox relating to indemnified costs were approximately $63 million as of June 30, 2015.

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

The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.

As a result of adverse developments in the Company’s industry and challenging economic and market conditions, the Company may recognize impairment charges for write-downs of goodwill and intangible assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s financial results. When the Company acquires a business, it records goodwill in an amount equal to the excess of the fair value of the acquired business over the fair value of the identifiable assets and liabilities, including intangible assets, as of the acquisition date. The Company’s management must regularly evaluate goodwill and other acquired intangible assets expected to contribute indefinitely to the Company’s cash flows in order to determine whether, based on projected discounted future cash flows, the carrying value for such assets exceeds current fair value and the Company should recognize an impairment. In accordance with GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including newspaper mastheads and distribution networks, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as prevailing conditions in the capital markets or the economy generally, require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets, or require the Company to engage in any additional business restructurings to address these conditions. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units. Any downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in additional impairments for which non-cash charges would be required. Any such charge could be material to the Company’s reported results of operations. In the fourth quarter of fiscal 2015, as part of its long-range planning process the Company changed its strategy and related outlook with respect to its Amplify reporting unit, which resulted in a reduction in expected future cash flows. Consequently, the Company determined that the fair value of the Amplify reporting unit had declined below its carrying value and recorded an impairment charge of $371 million in the fiscal year ended June 30, 2015. The Company may also incur additional restructuring charges in the future if it is required to further realign its resources in response to significant shortfalls in revenue or other adverse trends.

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

•

other parts of the Broadcasting Services Act that regulate ownership interests and control of Australian media organizations. Such legislation may have an impact on the Company’s ownership structure and operations and may restrict its ability to take advantage of acquisition or investment opportunities. For example, current media diversity rules would prevent the Company from exercising control of a commercial television broadcasting license, a commercial radio license and a newspaper in the same license area.

In addition, the Company’s newspaper businesses in the U.K. are subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by Prime Minister David Cameron in mid-2011. The inquiry was triggered by allegations of illegal voicemail interception at the Company’s former publication, The News of the World. Lord Justice Leveson, Chairman of the Inquiry, concluded the first part of the inquiry and published a report in late November 2012 containing various recommendations for greater regulation and oversight of the U.K. press. The U.K. Government subsequently published a Royal Charter on Self-Regulation of the Press which established a Recognition Panel responsible for approving and monitoring a new press self-regulatory body. No such regulator has yet been approved by the Recognition Panel. However, a majority of the U.K. press has established an alternative regulator, the Independent Press Standards Organisation, or IPSO, which began operating in September 2014. IPSO imposes burdens on the print media in the U.K., including the Company’s newspaper businesses in the U.K., which may result in competitive disadvantages versus other forms of media and may increase the costs of compliance.

The Company’s business activities are also subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve in light of changes in information technology and analytics techniques that have implications for how such data is managed. See “Governmental Regulation—Data Privacy and Security” for more information. These laws and regulations could be costly to comply with, subject the Company to claims and other remedies and limit or restrict aspects of the Company’s business, including, for example, by restricting the use of personal and profiling data to deliver targeted advertisements.

Adverse Results from Litigation or Other Proceedings Could Impact the Company’s Business Practices and Operating Results.

From time to time, the Company is party to litigation, as well as to regulatory and other proceedings with governmental authorities and administrative agencies. For example, certain competitors and customers of the Company’s NAM business have filed lawsuits against NAM alleging antitrust violations and seeking treble damages, injunctive relief and attorneys’ fees. On June 18, 2015, class action certification was granted in the action brought by customers of the NAM business, and on July 2, 2015, NAM petitioned for leave to appeal, which plaintiffs have opposed. The outcome of litigation or other proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages or injunctive relief that could adversely affect the Company’s results of operations or financial condition as well as the Company’s ability to conduct its business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel, and other factors. See Note 14 to the Financial Statements for more information.

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control.

Newsprint is one of the largest expenses of the Company’s newspaper publishing units. During the three months ended June 30, 2015, the Company’s average cost per ton of newsprint was approximately 13% lower than its historical average annual cost per ton over the past five fiscal years. The price of newsprint has historically been volatile and the consolidation of newsprint mills over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Failure to maintain the Company’s current consumption levels, further supplier consolidation or the inability to maintain the Company’s existing relationships with its newsprint suppliers could adversely impact newsprint prices in the future.

The Company’s International Operations Expose it to Additional Risks that Could Adversely Affect its Business, Operating Results and Financial Condition.

In its fiscal year ended June 30, 2015, approximately 56% of the Company’s revenues were derived outside the U.S., and the Company is focused on expanding the international scope of its operations. There are risks inherent in doing business internationally, including (1) issues related to managing international operations; (2) economic uncertainty and volatility in local markets and political or social instability; (3) potentially adverse changes in tax laws and regulations; (4) complying with international laws and regulations, including foreign ownership restrictions; (5) complying with anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the UK Bribery Act; (6) restrictions on repatriation of funds and foreign currency exchange; and (7) complying with local labor laws and regulations. Events or developments related to these and other risks associated with the Company’s international operations could result in reputational harm and have an adverse impact on the Company’s business, financial condition, operating results and prospects. Challenges associated with operating globally may increase as the Company continues to expand into geographic areas that it believes represent the highest growth opportunities.

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

The Company’s Business Relies on Certain Intellectual Property and Brands.

The Company’s businesses rely on a combination of trademarks, trade names, copyrights, patents and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect their intellectual property and brand names. The Company believes its proprietary trademarks, trade names, copyrights, patents and other intellectual property rights are important to its continued success and its competitive position. However, the Company cannot ensure that these intellectual property rights will be upheld if challenged or that these rights will protect the Company against infringement claims by third parties. Any failure by the Company to effectively protect its intellectual property or brands could adversely impact the Company’s results of operations or financial condition. In addition, the Company may be contractually required to indemnify other parties against liabilities arising out of any third party infringement claims.

No Assurance of Profitability of the Digital Education Business.

Some of the newer lines of Amplify, the Company’s digital education business, are still under development. Accordingly, Amplify’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as digital education. These risks for Amplify include, but are not limited to, an evolving business model and the management of growth. Amplify must, among other things, develop a customer base for its full range of offerings, including by utilizing the existing customers associated with its data and assessment business, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its software and content offerings, respond to competitive developments, and attract, retain and motivate qualified personnel. In addition, the results and growth of Amplify’s businesses are dependent on state educational funding, which may be adversely affected by changes in legislation, both at the federal and state level, changes in the state procurement process and changes in the condition of the local, state or U.S. economy. Future changes in federal funding and the state and local tax base could create an unfavorable environment, leading to budget issues that result in a decrease in educational funding and, in turn, adversely affect Amplify’s businesses. There can be no assurance that Amplify will be successful in addressing these risks or in achieving these goals, and the failure to do so could have a material adverse effect on Amplify’s business, prospects, financial condition and results of operations.

The Company’s Relationship with NAR is an Important Part of its Digital Real Estate Services Business in the U.S. and this Business Could be Harmed if it were to Lose the Benefits of this Relationship

Move, the Company’s digital real estate services business in the U.S., licenses the realtor.com® trademark and website address, as well as the REALTOR® trademark, from NAR pursuant to a trademark license agreement (the “NAR License”). Move also operates the realtor.com® website under an agreement with NAR that is perpetual in duration. However, NAR may terminate the operating agreement for certain contractually-specified reasons upon expiration of applicable cure periods. If the operating agreement with NAR is terminated, the NAR License would also terminate, and Move would be required to transfer a copy of the software that operates the realtor.com® website to NAR and provide NAR with copies of its agreements with advertisers and data content providers. NAR would then be able to operate a realtor.com® website, either by itself or with another third party.

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

The private letter ruling and the opinion relied on certain facts and assumptions, and certain representations from the Company and 21st Century Fox regarding the past and future conduct of their respective businesses and other matters. Notwithstanding the receipt of the private letter ruling and the opinion, the IRS could determine on audit that the distribution or the related internal reorganization transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the distribution or the internal transactions should be taxable for other reasons. If the distribution ultimately is determined to be taxable, the distribution could be treated as a taxable dividend or capital gain for U.S. federal income tax purposes, and U.S. stockholders and certain non-U.S. stockholders could incur significant U.S. federal income tax liabilities. In addition, if the internal reorganization and/or the distribution is ultimately determined to be taxable, 21st Century Fox would recognize gains on the internal reorganization and/or recognize gain in an amount equal to the excess of the fair market value of shares of the Company’s common stock distributed to 21st Century Fox’s stockholders on the Distribution Date over 21st Century Fox’s tax basis in such shares. As described below, the Company may in certain circumstances be required to indemnify 21st Century Fox for liabilities arising out of the foregoing.

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

Certain of the Company’s historical financial statements do not necessarily reflect the results of operations, cash flows and financial condition that it would have achieved as an independent, publicly-traded company during the applicable period or those that it will achieve in the future. Prior to the Separation, the Company’s business was operated by 21st Century Fox as part of its broader corporate organization, rather than as an independent company. During those periods, 21st Century Fox performed various corporate functions for the Company, including, but not limited to, tax administration, treasury activities, accounting, legal, ethics and compliance program administration, investor and public relations, certain governance functions (including internal audit) and external reporting. Certain of the Company’s historical financial statements reflect allocations of corporate expenses from 21st Century Fox for these and similar functions. However, these allocations may be more or less than the comparable expenses that the Company would have incurred had it operated as an independent, publicly traded company during those periods. In addition, changes have occurred and may continue to occur in the Company’s cost structure, management, financing, business operations, personnel needs, tax and structure as a result of its operation as a public company separate from 21st Century Fox, including the incurrence of costs for compliance with requirements of the Sarbanes-Oxley Act, SEC regulations and NASDAQ and ASX listing rules and potential increased costs associated with reduced economies of scale. Prior to the Separation, the Company benefited from 21st Century Fox’s operating diversity, size, purchasing power and access to capital for investments, and it may not continue to realize such benefits in the future. As a result, there is a risk that the Company may be more susceptible to market fluctuations and other adverse events than it would have otherwise been while it was still a part of 21st Century Fox. Additionally, in connection with the Separation, the Company entered into certain transactions with 21st Century Fox that did not exist prior to the Separation.

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

Certain of the Company’s directors and executive officers own shares of 21st Century Fox’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of the Company’s officers and directors also serve as officers and/or as directors of 21st Century Fox, including K. Rupert Murdoch, who serves as the Company’s Executive Chairman and Executive Chairman of 21st Century Fox, and Lachlan K. Murdoch, who serves as the Company’s Co-Chairman and Executive Chairman of 21st Century Fox. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for the Company and 21st Century Fox. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Company and 21st Century Fox regarding the terms of the agreements governing the internal reorganization, the Separation and the relationship thereafter between the companies, including with respect to the indemnification of certain matters. In addition to any other arrangements that the Company and 21st Century Fox may agree to implement, the Company and 21st Century Fox have agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.

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

Certain Provisions of the Company’s Restated Certificate of Incorporation, Amended and Restated By-laws, Tax Sharing and Indemnification Agreement, Separation and Distribution Agreement and Delaware Law, the Company’s Second Amended and Restated Stockholder Rights Agreement and the Ownership of the Company’s Common Stock by the Murdoch Family Trust May Discourage Takeovers and the Concentration of Ownership Will Affect the Voting Results of Matters Submitted for Stockholder Approval.

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

In addition, in connection with the Separation, the Company’s Board of Directors adopted a stockholder rights agreement, which it extended in June 2014 and again in June 2015. Pursuant to the second amended and restated stockholder rights agreement, each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its Class A Common Stock and Class B Common Stock in the event that a person or group acquires beneficial ownership of 15% or more of the then-outstanding Class B Common Stock without approval of the Company’s Board of Directors, subject to exceptions for persons beneficially owning 15% or more of the Company’s Class B Common Stock immediately following the Separation. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. The rights expire on June 18, 2018, except as otherwise provided in the rights agreement. Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of August 6, 2015, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of August 6, 2015. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of August 6, 2015. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the second amended and restated stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

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

United States

The Company’s principal real properties in the U.S. are the following:

(a)	The U.S. headquarters of the Company, located at 1211 Avenue of the Americas, New York, New York and the offices of the Company located at 1185 Avenue of the Americas, New York, New York, each of which are subleased from 21st Century Fox. These spaces include the executive and corporate offices of the Company, the executive and editorial offices of Dow Jones, the editorial offices of the Post, the executive offices of NAM and the corporate offices of Amplify;

(b)	The leased offices of HarperCollins U.S. in New York, New York;

(c)	The leased offices of HarperCollins U.S. in Scranton, Pennsylvania;

(d)	The leased printing plant of the Post located in Bronx, New York;

(e)	The leased offices of Move in San Jose, California;

(f)	The leased offices of NAM in Wilton, Connecticut;

(g)	The leased offices of Amplify in Brooklyn, New York; and

(h)	The office space campus owned by the Company in South Brunswick, New Jersey.

Europe

The Company’s principal real properties in Europe are the following:

(a)	The leased headquarters and editorial offices of the London operations of News UK, Dow Jones and HarperCollins at The News Building, 1 London Bridge Street, London, England;

(b)	The newspaper production and printing facilities for its U.K. newspapers, which consist of:

1.	The leased office space at each of Fleet House, Peterborough, England; Dublin, Ireland; and Glasgow City Centre, Scotland; and

2.	The freehold interests in each of a publishing and printing facility in Broxbourne, England and printing facilities in Knowsley, England and North Lanarkshire, Scotland; and

(c)	The leased warehouse and office facilities of HarperCollins Publishers Limited in Glasgow, Scotland.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The Australian newspaper production and printing facilities which consist of:

1.	The Company-owned print center and office building in Sydney, Australia at which The Australian, the Daily Telegraph and The Sunday Telegraph are printed and published;

2.	The Company-owned print center and the leased office facility in Melbourne, Australia at which Herald Sun and the Sunday Herald Sun are printed and published;

3.	The Company-owned print center and office building in Adelaide, Australia utilized in the printing and publishing of The Advertiser and The Sunday Mail;

4.	The Company-owned print center and office building in Brisbane, Australia at which The Courier Mail and Sunday Mail are printed and published; and

5.	The two Company-owned buildings in Perth, Australia used to print and publish The Sunday Times;

(b)	The leased offices and studios of FOX SPORTS Australia in Sydney, Australia;

(c)	The leased offices and studios of FOX SPORTS Australia in Melbourne, Australia;

(d)	The leased corporate offices of REA Group in Melbourne, Australia; and

(e)	The leased office space of Dow Jones in Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS

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

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $101 million, $169 million and $183 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. With respect to the fees and costs incurred during the fiscal years ended June 30, 2015 and 2014, the Company has been or will be indemnified by 21st Century Fox for $51 million, net of tax, and $97 million, net of tax, respectively, pursuant to the indemnification arrangements described above, and with respect to the fees and costs incurred on or prior to June 30, 2013 the Company will be indemnified by 21st Century Fox for $40 million, net of tax.

As of June 30, 2015, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $125 million, of which approximately $63 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of June 30, 2015. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters. The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

HarperCollins

In 2011 and 2012, various civil lawsuits and governmental investigations were commenced against certain publishers, including the Company’s subsidiary, HarperCollins, relating to alleged violations of antitrust and unfair competition laws arising out of the decisions by those publishers to sell their e-books pursuant to an agency relationship.

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

News America Marketing

In-Store Marketing and FSI Purchasers

On April 8, 2014, in connection with a pending action in the United States District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC and BEF Foods, Inc. allege various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”), and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”), plaintiffs filed a fourth amended complaint on consent of the parties. The fourth amended complaint asserts federal and state antitrust claims both individually and on behalf of two putative classes in connection with plaintiffs’ purchase of in-store marketing services and free-standing insert coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees. The NAM Group answered the fourth amended complaint and asserted counterclaims against The Dial Corporation, H.J. Heinz Company, H.J. Heinz Company, L.P., and Foster Poultry Farms on April 21, 2014, and discovery is proceeding.

On August 11, 2014, plaintiffs filed a motion seeking certification of a class of all persons residing in the United States who purchased in-store marketing services on or after April 5, 2008, and have not purchased those services pursuant to contracts with mandatory arbitration clauses. Plaintiffs did not, however, move to certify a class of purchasers of free-standing insert coupons. On June 18, 2015, the District Court granted plaintiffs’ motion for class certification, and on July 2, 2015, the NAM Group filed a petition for leave to appeal the District Court’s decision to the United States Court of Appeals for the Second Circuit, which plaintiffs have opposed.

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

News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The NASDAQ Global Select Market (“NASDAQ”), its principal market, under the symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A Common Stock and Class B Common Stock are listed and traded on the Australian Securities Exchange (“ASX”) under the symbols “NWSLV” and “NWS,” respectively. As of June 30, 2015, there were approximately 26,500 holders of record of shares of Class A Common Stock and 800 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Class A Common Stock and Class B Common Stock, as reported on NASDAQ.

	Class B Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal year ended June 30, 2014:
First Quarter	$17.46	$14.52	$17.26	$14.39
Second Quarter	18.26	16.02	18.07	15.51
Third Quarter	18.03	15.00	18.53	15.44
Fourth Quarter	17.65	15.98	18.18	16.32

Fiscal year ended June 30, 2015:
First Quarter	17.82	16.01	18.41	16.33
Second Quarter	16.61	14.09	16.96	14.28
Third Quarter	17.11	14.25	17.55	14.68
Fourth Quarter	16.24	13.88	16.45	14.17

Dividends

In August 2015, the Company’s Board of Directors (the “Board of Directors”) declared a semi-annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock. This dividend is payable on October 21, 2015 with a record date for determining dividend entitlements of September 16, 2015. This is the Company’s first dividend since completing the Separation. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

Issuer Purchases of Equity Securities

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. Through August 6, 2015 the Company repurchased approximately 3.0 million shares of Class A Common Stock for an aggregate purchase price of approximately $45 million. The remaining authorized amount under the stock repurchase program as of August 6, 2015 was approximately $455 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

The following table is a summary of the Company’s purchases of its Class A Common Stock during the fiscal year ended June 30, 2015.

	Total Number of Shares Repurchased	Average Price per Share	Total Cost of Purchase
	(in thousands, except per share amounts)
Fiscal 2015 repurchases:
May	1,286	$15.47	$19,889
June	824	14.83	12,223

Total fiscal 2015	2,110	$15.22	$32,112

The Company did not purchase any of its Class B Common Stock during the fiscal year ended June 30, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated and combined financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the fiscal years ended June 30,
	2015(a)	2014(a)	2013(a)	2012(b)	2011
	(in millions except per share information)
STATEMENT OF OPERATIONS DATA:
Revenues	$8,633	$8,574	$8,891	$8,654	$9,095
Net (loss) income attributable to News Corporation stockholders	(147)	239	506	(2,075)	678
(Loss) income available to News Corporation stockholders per share—basic(d)	(0.26)	0.41	0.87	(3.58)	1.17
(Loss) income available to News Corporation stockholders per share—diluted(d)	(0.26)	0.41	0.87	(3.58)	1.17

	As of June 30,
	2015	2014	2013(e)	2012	2011(c)
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$1,951	$3,145	$2,381	$1,133	$2,022
Total assets	15,093	16,489	15,643	13,090	17,008
Redeemable preferred stock	20	20	20	—	—

(a)

See Notes 3, 4, 5, 7 and 14 to the Consolidated Financial Statements of News Corporation for information with respect to significant acquisitions, disposals, impairment charges, restructuring charges, contingencies and legal settlements and other transactions during fiscal 2015, 2014 and 2013.

(b)	During fiscal 2012, the Company recorded non-cash impairment charges of approximately $2.6 billion ($2.2 billion, net of tax) related to the News and Information Services segment.
(c)

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

This discussion and analysis contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K (the “Annual Report”). The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the Consolidated Financial Statements of News Corporation and related notes set forth elsewhere in this Annual Report.

INTRODUCTION

News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, book publishing, digital real estate services, cable network programming in Australia, digital education and pay-TV distribution in Australia.

The Separation and Distribution

On June 28, 2013 (the “Distribution Date”), the Company completed the separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”). As of the effective time of the Separation, all of the outstanding shares of the Company were distributed to 21st Century Fox stockholders based on a distribution ratio of one share of Company Class A or Class B Common Stock for every four shares of 21st Century Fox Class A or Class B Common Stock, respectively, held of record as of June 21, 2013 (the “Record Date”). Following the Separation, the Company’s Class A and Class B Common Stock began trading independently on The NASDAQ Global Select Market (“NASDAQ”), and CHESS Depositary Interests representing the Company’s Class A and Class B Common Stock began trading on the Australian Securities Exchange (“ASX”). In connection with the Separation, the Company entered into the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) and certain other related agreements which govern the Company’s relationship with 21st Century Fox following the Separation. (See Note 13 to the Consolidated Financial Statements).

The Company’s financial statements as of and for the fiscal years ended June 30, 2015, 2014 and 2013 are presented on a consolidated basis. The Company’s consolidated statements of operations for the fiscal years ended June 30, 2015 and 2014 reflect the Company’s operations as a stand-alone company. The Company’s consolidated balance sheets as of June 30, 2015 and 2014 consist of the Company’s consolidated balances, subsequent to the Separation.

Prior to the Separation, the Company’s combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of 21st Century Fox. The Company’s consolidated statement of operations for the fiscal year ended June 30, 2013 included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying these consolidated financial statements, including the assumptions regarding allocating general corporate expenses from 21st Century Fox, were reasonable. Nevertheless, these consolidated financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect the Company’s consolidated results of operations and cash flows had it been a stand-alone company during the applicable periods. Actual costs that would have been incurred if the Company had been a stand-alone company for the full fiscal year would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of News Corporation’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during fiscal 2015, fiscal 2014 and fiscal 2013 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three fiscal years ended June 30, 2015, respectively. This analysis is presented on a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three fiscal years ended June 30, 2015, respectively, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of June 30, 2015.

•

Critical Accounting Policies—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2 to the Consolidated Financial Statements summarizes the Company’s significant accounting policies, including the critical accounting policy discussion found in this section.

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following six segments:

•

News and Information Services—The News and Information Services segment includes the global print and digital product offerings of The Wall Street Journal and Barron’s publications, Marketwatch, and the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones Private Markets and DJX.

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

•

Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins includes over 120 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Books, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Mitch Albom, Veronica Roth, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird and the Divergent series.

•

Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s interests in REA Group Limited (“REA Group”) and Move, Inc. (“Move”). REA Group is a publicly traded company listed on the ASX (ASX: REA) that is a leading multinational digital advertising business specializing in property. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au, as well as European property sites and Chinese property site myfun.com. The Company holds a 61.6% interest in REA Group.

Move, acquired in November 2014, is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move also offers a number of professional software and services products, including Top Producer®, TigerLead® and ListHubTM. The Company owns an 80% interest in Move, with the remaining 20% being held by REA Group.

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

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group, and costs related to the U.K. Newspaper Matters (as defined in “Item 1A. Risk Factors”). The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

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

FOX SPORTS Australia competes primarily with ESPN, beIN SPORTS, the Free-To-Air (“FTA”) channels and certain telecommunications companies in Australia.

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

Digital Education

The Digital Education segment consists of Amplify, the brand for the Company’s digital education business. Amplify’s technology solutions transform the way teachers teach and students learn in two primary areas:

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

•

Amplify Learning, Amplify’s curriculum business, is developing digital content for K-12 English Language Arts, Math and Science, including software that will combine interactive, game-like experiences, rich, immersive media and sophisticated analytics to make the classroom teaching and learning experience more engaging, rigorous, personalized and effective. Amplify Learning’s digital curriculum incorporates the Common Core State Standards adopted by most states in the U.S. and is available for use on multiple platforms.

Amplify also operates Amplify Access, a platform business that delivers a tablet-based distribution system which includes a tablet designed for the K-12 market, instructional software and curated third-party content.

The Company has initiated a strategic review of its digital education business. In the fourth quarter of fiscal 2015, the Company determined it would cease actively marketing Amplify’s Access products to new customers; however, it will continue to provide service and support to its existing customers. The Company is reviewing strategic alternatives with respect to the Insight and Learning businesses.

Significant expenses associated with the Company’s digital education business include product development costs, salaries, employee benefits and other routine overhead.

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

Other Business Developments

During fiscal 2015, the Company purchased a 14.99% interest in APN News and Media Limited (“APN”) for approximately $112 million. APN operates a portfolio of Australian and New Zealand radio and outdoor media assets and small regional print interests.

In November 2014, the Company completed its acquisition of Move, a leading provider of online real estate services. The acquisition expanded the Company’s digital real estate services business into the U.S., one of the largest real estate markets. The aggregate cash payment at closing to acquire the outstanding shares of Move was approximately $864 million, which was funded with cash on hand. The Company also assumed equity-based compensation awards with a fair value of $67 million, of which $28 million was allocated to pre-combination services and included in total consideration transferred for Move. The remaining $39 million was allocated to future services and will be expensed over the weighted average remaining service period of 2.5 years. In addition, the Company assumed Move’s outstanding indebtedness of approximately $129 million, which the Company settled following the acquisition, and acquired approximately $108 million of cash.

The total transaction value for the Move acquisition is set forth below (in millions):

Cash paid for Move equity	$864
Assumed equity-based compensation awards—pre-combination services	28

Total consideration transferred	892

Plus: Assumed debt	129
Plus: Assumed equity-based compensation awards—post-combination services	39
Less: Cash acquired	(108)

Total transaction value	$952

In November 2014, SEEK Asia Limited (“SEEK Asia”), in which the Company owned a 12.1% interest, acquired the online employment businesses of JobStreet Corporation Berhad (“JobStreet”), which were combined with JobsDB, Inc., SEEK Asia’s existing online employment business. The transaction was funded primarily through additional contributions by SEEK Asia shareholders which did not have an impact on the Company’s ownership. The Company’s share of the funding contribution was approximately $60 million. In June 2015, the Company purchased an additional 0.8% interest in SEEK Asia for approximately $7 million, which increased the Company’s investment to approximately 12.9%.

In August 2014, the Company acquired Harlequin Enterprises Limited (“Harlequin”) from Torstar Corporation for $414 million in cash, net of $19 million of cash acquired. Harlequin is a leading publisher of women’s fiction and extends HarperCollins’ global platform, particularly in Europe and Asia Pacific. Harlequin is a subsidiary of HarperCollins, and its results are included within the Book Publishing segment.

In July 2014, REA Group purchased a 17.22% interest in iProperty Group Limited (ASX: IPP) (“iProperty”) for total cash consideration of approximately $100 million. iProperty has online property advertising operations primarily in Malaysia, Indonesia, Hong Kong, Macau, Thailand and Singapore. In December 2014, REA Group sold Squarefoot, its Hong Kong based business, to iProperty in exchange for an additional 2.2% interest in iProperty. As of June 30, 2015, including an acquisition of additional shares of iProperty in October 2014, REA Group owns an approximate 19.9% interest in iProperty.

In April 2014, The Rubicon Project (“Rubicon”), in which the Company owned approximately 5.6 million shares as of March 31, 2014, completed an initial public offering of its common stock. The Company sold approximately 850 thousand shares as part of the public offering which resulted in a pre-tax gain on sale of $6 million. Prior to the public offering, the Company’s investment in Rubicon was recorded in the Balance Sheets at cost. As a result of the offering, the Company’s remaining investment in Rubicon was designated as an available-for-sale security as of April 2014, and carried at fair value. Unrealized gains and losses from available-for-sale securities are reported as a component of accumulated other comprehensive (loss) income, net of tax, in stockholders’ equity.

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

Results of Operations—Fiscal 2015 versus Fiscal 2014

The following table sets forth the Company’s operating results for fiscal 2015 as compared to fiscal 2014.

	For the fiscal years ended June 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$3,835	$4,019	$(184)	(5)%
Circulation and Subscription	2,654	2,688	(34)	(1)%
Consumer	1,594	1,374	220	16%
Other	550	493	57	12%

Total Revenues	8,633	8,574	59	1%
Operating expenses	(5,025)	(5,139)	114	2%
Selling, general and administrative	(2,756)	(2,665)	(91)	(3)%
Depreciation and amortization	(530)	(578)	48	8%
Impairment and restructuring charges	(455)	(94)	(361)	**
Equity earnings of affiliates	58	90	(32)	(36)%
Interest, net	56	68	(12)	(18)%
Other, net	75	(653)	728	**

Income (loss) before income tax (expense) benefit	56	(397)	453	**
Income tax (expense) benefit	(134)	691	(825)	**

Net (loss) income	(78)	294	(372)	**
Less: Net income attributable to noncontrolling interests	(69)	(55)	(14)	(25)%

Net (loss) income attributable to News Corporation	$(147)	$239	$(386)	**

**	not meaningful

Revenues—Revenues increased $59 million, or 1%, for the fiscal year ended June 30, 2015 as compared to fiscal 2014. The revenue increase was primarily due to increased revenues at the Book Publishing segment of $233 million, primarily as a result of the acquisition of Harlequin in August 2014, and increased revenues at the Digital Real Estate Services segment of $217 million, primarily as a result of the acquisition of Move in November 2014, and to a lesser extent, increased revenues at REA Group. These revenue increases were partially offset by a decrease in revenues at the News and Information Services segment of $422 million for the fiscal year ended June 30, 2015, primarily resulting from weakness in the print advertising market and the negative impact of foreign currency fluctuations, partially offset by an increase in other revenues.

Operating Expenses—Operating expenses decreased $114 million, or 2%, for the fiscal year ended June 30, 2015 as compared to fiscal 2014. The decrease in Operating expenses was mainly due to lower operating expenses at the News and Information Services segment of $264 million due to lower production and distribution costs resulting from reduced sales, the positive impact of foreign currency fluctuations and the impact of cost savings initiatives. The decrease in Operating expenses was partially offset by higher operating expenses at the Book Publishing and Digital Real Estate Services segments, primarily due to the acquisitions of Harlequin and Move, respectively. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $143 million for the fiscal year ended June 30, 2015 as compared to fiscal 2014.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $91 million, or 3%, for the fiscal year ended June 30, 2015 as compared to fiscal 2014. The increase in Selling, general and administrative expenses was primarily due to higher expenses at the Digital Real Estate Services segment, primarily as a result of the acquisition of Move, including one-time transaction costs associated with the acquisition of $19 million, higher expenses at the Book Publishing segment, primarily as a result of the acquisition of Harlequin, increased legal costs of $20 million at News America Marketing and the impact of dual rent and other facility related costs of $13 million. These increases were partially offset by the positive impact of foreign currency fluctuations, a decrease at the Digital Education segment of $89 million, primarily due to the capitalization of software costs at Amplify in the fiscal year ended June 30, 2015, and the impact of cost savings initiatives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $127 million for the fiscal year ended June 30, 2015 as compared to fiscal 2014.

Depreciation and amortization—Depreciation and amortization expense decreased $48 million, or 8%, for the fiscal year ended June 30, 2015 as compared to fiscal 2014, primarily due to lower depreciation expense at the News and Information Services segment of $93 million, partially offset by increased depreciation at the Digital Real Estate Services segment and Book Publishing segment, primarily due to the acquisitions of Move and Harlequin, respectively. Depreciation and amortization in fiscal 2014 included approximately $30 million related to accelerated depreciation at the U.K. newspapers as a result of changes in the useful lives of leased facilities that the Company exited in fiscal 2014. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $22 million for the fiscal year ended June 30, 2015 as compared to fiscal 2014.

Impairment and restructuring charges—During the fourth quarter of fiscal 2015, as part of the Company’s long-range planning process, the Company changed its strategy and related outlook with respect to the Amplify reporting unit which resulted in a reduction in expected future cash flows for the business. As a result, the Company determined that the fair value of this reporting unit declined below its carrying value and recorded a non-cash impairment charge of $371 million, with no associated current tax impact, in the fiscal year ended June 30, 2015. The charge primarily consisted of a write-down of the Company’s goodwill of $325 million and a write-down of capitalized software development costs of $45 million. (See Note 7 to the Consolidated Financial Statements.)

In fiscal 2015, the Company recorded restructuring charges of $84 million, of which $75 million related to the News and Information Services segment. The restructuring charges were primarily related to employee termination benefits.

In fiscal 2014, the Company recorded impairment charges of $15 million, primarily related to the sale of a U.S. printing facility. In fiscal 2014, the Company recorded restructuring charges of $79 million, of which $67 million related to the News and Information Services segment. The restructuring charges were primarily related to employee termination benefits.

Equity earnings of affiliates—Equity earnings of affiliates decreased $32 million, or 36%, for the fiscal year ended June 30, 2015 as compared to fiscal 2014, primarily due to lower net income at Foxtel.

	For the fiscal years ended June 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Foxtel(a)	$59	$90	$(31)	(34)%
Other equity affiliates, net	(1)	—	(1)	**

Total Equity earnings of affiliates	$58	$90	$(32)	(36)%

(a)

In accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), the Company amortized $57 million and $62 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30, 2015 and 2014, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations. (See Note 5 to the Consolidated Financial Statements).

For the fiscal year ended June 30, 2015, Foxtel revenues of $2,658 million were down from $2,897 million in fiscal 2014, due to the adverse impact of foreign currency fluctuations which more than offset higher subscription revenues. In local currency, Foxtel revenues increased marginally. For the fiscal year ended June 30, 2015, Foxtel operating income of $441 million decreased from $554 million in fiscal 2014, primarily due to the negative impact of foreign currency fluctuations and short-term impacts related to investment in key initiatives: the new Foxtel pricing and packaging, increased investment in Presto and the launch of Triple Play. For the fiscal year ended June 30, 2015 Foxtel net income of $232 million decreased from $304 million in the prior year as a result of the decrease in operating income discussed above, partially offset by favorable fair value movements on hedged items.

Interest, net—Interest, net for the fiscal year ended June 30, 2015 decreased $12 million, or 18%, as compared to fiscal 2014, primarily due to a lower overall cash balance during the fiscal year ended June 30, 2015 and the negative impact of foreign currency fluctuations.

Other, net—

	For the fiscal years ended June 30,
(in millions)	2015	2014
Foreign tax refund payable to 21st Century Fox(a)	$—	$(721)
Gain on third party pension contribution(b)	—	37
Gain on sale of Australian property	—	36
Gain on sale of marketable securities(c)	29	6
Dividends received from cost method investments	25	—
Gain on sale of cost method investments	15	—
Other	6	(11)

Total Other, net	$75	$(653)

(a)

For the fiscal year ended June 30, 2014, the Company recorded a receivable related to a refund of taxes plus interest in a foreign jurisdiction of $794 million and recorded a tax benefit, net of applicable taxes on interest, of $721 million to Income tax benefit in the Statements of Operations. Refunds received related to this matter were remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the fiscal year ended June 30, 2014, the Company recorded an expense to Other, net of $721 million for the payable to 21st Century Fox in the Statements of Operations. (See Note 17 to the Consolidated Financial Statements).

(b)

During the first quarter of fiscal 2014, a $37 million contribution was made by a third party to one of the Company’s pension plans in connection with the sale of a business in a prior period. The contribution was contractually stipulated in the sale agreement and was made on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statements of Operations during the fiscal year ended June 30, 2014. (See Note 15 to the Consolidated Financial Statements).

(c)

In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive (loss) income and included in Other, net in the Statement of Operations.

Income tax (expense) benefit—The Company’s income tax expense and effective tax rate for the fiscal year ended June 30, 2015 were $134 million and 239%, respectively, as compared to an income tax benefit and effective tax rate of $691 million and 174%, respectively, for fiscal 2014.

For the fiscal year ended June 30, 2015, the Company’s effective tax rate increased 201% as a result of non-recurring impairment charges which are not deductible for tax purposes, partially offset by the benefit of foreign operations in Australia and the United Kingdom which were subject to lower tax rates which decreased the effective tax rate by 23%. (See Note 17 to the Consolidated Financial Statements).

For the fiscal year ended June 30, 2014 the Company recorded a tax benefit, net of applicable tax on interest, related to refunds received from a foreign jurisdiction which increased the effective tax rate by 182%. In accordance with the terms of the Tax Sharing and Indemnification Agreement, the Company remitted the foreign tax refunds to 21st Century Fox and recorded an expense to Other, net in the Statements of Operations. (See Note 17 to the Consolidated Financial Statements). The expense recorded to Other, net is not deductible for income tax purposes and resulted in a 64% reduction to the effective tax rate. The Company also recorded a benefit related to the effects of foreign operations in Australia and the United Kingdom which were subject to lower tax rates which increased the effective tax rate by 17%.

Net (loss) income)—Net income decreased $372 million for the fiscal year ended June 30, 2015 as compared to fiscal 2014. The decrease in net income primarily related to the impairment charge in the Digital Education segment, lower equity earnings and higher taxes as noted above, partially offset by higher Segment EBITDA and favorable depreciation expense.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $14 million for the fiscal year ended June 30, 2015 as compared to fiscal 2014, due to higher results at REA Group.

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

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net (loss) income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The following table reconciles Total Segment EBITDA to Net (loss) income:

	For the fiscal years ended June 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$8,633	$8,574	$59	1%
Operating expenses	(5,025)	(5,139)	114	2%
Selling, general and administrative expenses	(2,756)	(2,665)	(91)	(3)%

Total Segment EBITDA	852	770	82	11%
Depreciation and amortization	(530)	(578)	48	8%
Impairment and restructuring charges	(455)	(94)	(361)	**
Equity earnings of affiliates	58	90	(32)	(36)%
Interest, net	56	68	(12)	(18)%
Other, net	75	(653)	728	**

Income (loss) before income tax (expense) benefit	56	(397)	453	**
Income tax (expense) benefit	(134)	691	(825)	**

Net (loss) income	$(78)	$294	$(372)	**

**	not meaningful

	For the fiscal years ended June 30,
	2015		2014
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$5,731	$603	$6,153	$665
Book Publishing	1,667	221	1,434	197
Digital Real Estate Services	625	201	408	214
Cable Network Programming	500	135	491	128
Digital Education	109	(93)	88	(193)
Other	1	(215)	—	(241)

Total	$8,633	$852	$8,574	$770

News and Information Services (67% and 71% of the Company’s consolidated revenues in fiscal 2015 and 2014, respectively)

	For the fiscal years ended June 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$3,163	$3,529	$(366)	(10)%
Circulation and Subscription	2,159	2,245	(86)	(4)%
Other	409	379	30	8%

Total Revenues	5,731	6,153	(422)	(7)%
Operating expenses	(3,442)	(3,706)	264	7%
Selling, general and administrative	(1,686)	(1,782)	96	5%

Segment EBITDA	$603	$665	$(62)	(9)%

For the fiscal year ended June 30, 2015, revenues at the News and Information Services segment decreased $422 million, or 7%, as compared to fiscal 2014. The revenue decrease was primarily due to lower advertising revenues of $366 million as compared to fiscal 2014, primarily resulting from lower print advertising revenues throughout the segment. Circulation and subscription revenues for the fiscal year ended June 30, 2015 decreased $86 million as compared to fiscal 2014, primarily as a result of the negative impact of foreign currency fluctuations. Other revenues for the fiscal year ended June 30, 2015 increased $30 million, primarily due to increased other revenues at News Corp Australia.

For the fiscal year ended June 30, 2015, Segment EBITDA at the News and Information Services segment decreased $62 million, or 9%, as compared to fiscal 2014. The decrease was primarily due to a decrease at News America Marketing of $20 million, due to increased legal expenses of $20 million, as decreased advertising revenues were offset by lower operating costs, a decrease at Dow Jones of $16 million, primarily due to lower revenues, partially offset by lower expenses related to volume declines and the impact of cost savings initiatives, a decrease at the Australian newspapers of $10 million due to the negative impact of foreign currency fluctuations, which more than offset lower expenses and the impact of cost savings initiatives, and a decrease at the U.K. newspapers of $10 million. The decrease at the U.K. newspapers was principally as a result of lower revenues, the impact of dual rent and other facility related costs of $13 million, one-time expenses of $11 million related to the termination of a distribution contract in connection with continued cost reduction initiatives and the release of legal reserves resulting from a favorable arbitration ruling in the prior year period of $8 million, which more than offset costs savings initiatives and lower marketing costs.

News Corp Australia

Revenues at the Australian newspapers for the fiscal year ended June 30, 2015 decreased 9% compared to fiscal 2014 with the impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulting in a revenue decrease of $145 million, or 8%. Revenues declined marginally in local currency. Advertising revenues declined $153 million, primarily as a result of the negative impact of foreign currency fluctuations and weakness in the print advertising market in Australia, partially offset by growth in digital revenues driven by news.com.au. Circulation and subscription revenues declined $37 million due to the negative impact of foreign currency fluctuations as price increases and growth in digital subscribers offset print volume declines. These decreases were partially offset by increased other revenues.

News UK

For the fiscal year ended June 30, 2015, revenues at the U.K. newspapers decreased 7% as compared to fiscal 2014. The decrease was primarily due to lower advertising revenues of $82 million resulting from overall print market declines, primarily at The Sun. Circulation and subscription revenues decreased $18 million as single-copy volume declines at The Sun and The Sunday Times and the negative impact of foreign currency fluctuations more than offset the impact of price increases and print and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $45 million, or 3%, for the fiscal year ended June 30, 2015 as compared to fiscal 2014.

Dow Jones

Revenues for the fiscal year ended June 30, 2015 were down 4% compared to fiscal 2014, primarily due to lower revenues of $28 million resulting from the sale of the Dow Jones Local Media Group in September 2013, lower advertising revenues of $21 million as a result of print advertising declines and lower circulation and subscription revenues of $18 million, primarily as a result of decreased professional information business revenues of $42 million, partially offset by increased circulation revenues of $24 million as a result of price increases at The Wall Street Journal and WSJ.com. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $13 million, or 1%, for the fiscal year ended June 30, 2015.

News America Marketing

Revenues at News America Marketing decreased 7% for the fiscal year ended June 30, 2015 as compared to fiscal 2014, primarily due to decreased revenues for free-standing insert products of $87 million.

Book Publishing (19% and 17% of the Company’s consolidated revenues in fiscal 2015 and 2014, respectively)

	For the fiscal years ended June 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$1,594	$1,374	$220	16%
Other	73	60	13	22%

Total Revenues	1,667	1,434	233	16%
Operating expenses	(1,106)	(1,029)	(77)	(7)%
Selling, general and administrative	(340)	(208)	(132)	(63)%

Segment EBITDA	$221	$197	$24	12%

For the fiscal year ended June 30, 2015, revenues at the Book Publishing segment increased $233 million, or 16%, as compared to fiscal 2014. The increase was primarily the result of the acquisition of Harlequin, which contributed $281 million of revenues during fiscal 2015. Consumer revenues associated with print and digital book sales at HarperCollins’ other divisions decreased $44 million, as increased backlist sales in the general and children’s books categories, notably American Sniper by Chris Kyle, partially offset lower revenues from the Divergent series by Veronica Roth of $84 million and the negative impact of foreign currency fluctuations. The Company sold 8.3 million net units of the Divergent series in the fiscal year ended June 30, 2015 as compared to 19.2 million net units in fiscal 2014. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $20 million, or 1%, for the fiscal year ended June 30, 2015. Digital sales, which consist of revenues generated through the sale of e-books and digital audio books, represented 22% of Consumer revenues during the fiscal year ended June 30, 2015. Digital sales increased 11% as compared to fiscal 2014 due to the inclusion of Harlequin results and increased digital audio book sales, partially offset by the lower contribution from the Divergent series as well as a shift towards the non-fiction genre, which has lower e-book conversion. During the fiscal year ended June 30, 2015, HarperCollins had 214 titles on The New York Times print and digital bestseller lists, with 15 titles reaching the number one position.

For the fiscal year ended June 30, 2015, Segment EBITDA at the Book Publishing segment increased $24 million, or 12%, as compared to fiscal 2014. The increase was primarily the result of the Harlequin acquisition, which contributed $32 million to Segment EBITDA, strong backlist sales in the general and children’s books categories and lower expenses at HarperCollins’ other divisions, offset by the lower contribution from the Divergent series and approximately $5 million of one-time transaction costs related to the acquisition of Harlequin.

Digital Real Estate Services (7% and 5% of the Company’s consolidated revenues in fiscal 2015 and 2014, respectively)

	For the fiscal years ended June 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$589	$408	$181	44%
Circulation and Subscription	36	—	36	**

Total Revenues	625	408	217	53%
Operating expenses	(58)	—	(58)	**
Selling, general and administrative	(366)	(194)	(172)	(89)%

Segment EBITDA	$201	$214	$(13)	(6)%

**	—not meaningful

For the fiscal year ended June 30, 2015, revenues at the Digital Real Estate Services segment increased $217 million, or 53%, as compared to fiscal 2014, primarily due to the acquisition of Move, which contributed $188 million in revenues during fiscal 2015, and higher revenues at REA Group of $29 million due to the impact of increased listing depth product penetration in Australia and higher pricing despite a decline in Australian listing volumes across the market and the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $44 million, or 11%, for the fiscal year ended June 30, 2015 as compared to fiscal 2014.

For the fiscal year ended June 30, 2015, Segment EBITDA at the Digital Real Estate Services segment decreased $13 million, or 6%, as compared to fiscal 2014, primarily due to a loss of $39 million related to the acquisition of Move, which includes approximately $19 million in one-time transaction costs related to the acquisition and $21 million of equity-based compensation expense, partially offset by the increased revenues at REA Group, noted above. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA decrease of $25 million, or 12%, for the fiscal year ended June 30, 2015 as compared to fiscal 2014.

Cable Network Programming (6% of the Company’s consolidated revenues in fiscal 2015 and 2014)

	For the fiscal years ended June 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$82	$82	$—	—%
Circulation and Subscription	413	403	10	2%
Other	5	6	(1)	(17)%

Total Revenues	500	491	9	2%
Operating expenses	(339)	(340)	1	—%
Selling, general and administrative	(26)	(23)	(3)	(13)%

Segment EBITDA	$135	$128	$7	5%

For the fiscal year ended June 30, 2015, revenues and Segment EBITDA at the Cable Network Programming segment increased $9 million, or 2%, and $7 million, or 5%, respectively, as compared to fiscal 2014. The revenue increase was primarily due to higher affiliate and advertising revenues, partially offset by the negative impact of foreign currency fluctuations. The revenue increase was offset, in part, by higher programming rights costs resulting from the broadcasts of the Cricket World Cup and Asian Cup. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $45 million, or 9%, and a Segment EBITDA decrease of $12 million, or 10%, for the fiscal year ended June 30, 2015 as compared to fiscal 2014.

Digital Education (1% of the Company’s consolidated revenues in fiscal 2015 and 2014)

	For the fiscal years ended June 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and Subscription	$46	$40	$6	15%
Other	63	48	15	31%

Total Revenues	109	88	21	24%
Operating expenses	(73)	(63)	(10)	(16)%
Selling, general and administrative	(129)	(218)	89	41%

Segment EBITDA	$(93)	$(193)	$100	52%

For the fiscal year ended June 30, 2015, revenues at the Digital Education segment increased $21 million, or 24%, as compared to fiscal 2014, primarily as a result of higher Other revenues due to tablet sales at Amplify Access and increased revenues at Amplify Learning as a result of the adoption of early grade print and hybrid learning products. Circulation and subscription revenues increased due to higher subscription revenues at Amplify Access and Insight.

Segment EBITDA at the Digital Education segment for the fiscal year ended June 30, 2015 increased $100 million, or 52%, as compared to fiscal 2014, primarily due to the impact from the capitalization of software development costs at Amplify Learning of $53 million as a result of certain products reaching their technological feasibility in fiscal 2015, reduced development expenses and the increased revenues noted above.

Other (0% of the Company’s consolidated revenues in fiscal 2015 and 2014)

	For the fiscal years ended June 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$1	$—	$1	**

Total Revenues	1	—	1	**
Operating expenses	(7)	(1)	(6)	**
Selling, general and administrative	(209)	(240)	31	13%

Segment EBITDA	$(215)	$(241)	$26	11%

**	—not meaningful

Segment EBITDA at the Other segment for the fiscal year ended June 30, 2015 increased $26 million, or 11%, as compared to fiscal 2014. Segment EBITDA increased primarily due to lower costs associated with the U.K. Newspaper Matters. The net expense related to the U.K. Newspaper Matters included in Selling, general and administrative expenses was $50 million for the fiscal year ended June 30, 2015 as compared to $72 million in fiscal 2014.

Results of Operations—Fiscal 2014 versus Fiscal 2013

The following table sets forth the Company’s operating results for fiscal 2014 as compared to fiscal 2013.

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$4,019	$4,346	$(327)	(8)%
Circulation and Subscription	2,688	2,669	19	1%
Consumer	1,374	1,286	88	7%
Other	493	590	(97)	(16)%

Total Revenues	8,574	8,891	(317)	(4)%

Operating expenses	(5,139)	(5,420)	281	5%
Selling, general and administrative	(2,665)	(2,783)	118	4%
Depreciation and amortization	(578)	(548)	(30)	(5)%
Impairment and restructuring charges	(94)	(1,737)	1,643	95%
Equity earnings of affiliates	90	100	(10)	(10)%
Interest, net	68	77	(9)	(12)%
Other, net	(653)	1,593	(2,246)	**

(Loss) income before income tax benefit	(397)	173	(570)	**
Income tax benefit	691	374	317	85%

Net income	294	547	(253)	(46)%
Less: Net income attributable to noncontrolling interests	(55)	(41)	(14)	(34)%

Net income attributable to News Corporation	$239	$506	$(267)	(53)%

**	not meaningful

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

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)
Foxtel(a)	$90	$66	$24	36%
Pay television and cable network programming equity affiliates(b)	—	51	(51)	(100)%
Other equity affiliates	—	(17)	17	(100)%

Total Equity earnings of affiliates	$90	$100	$(10)	(10)%

(a)

The Company’s equity earnings related to Foxtel increased $24 million for the fiscal year ended June 30, 2014, primarily due to the consolidation of FOX SPORTS Australia as a result of the CMH acquisition and the underlying performance of Foxtel. The Company owned 25% of Foxtel through November 2012. In November 2012, the Company increased its ownership in Foxtel to 50% as a result of the CMH acquisition. In accordance with ASC 350, the Company amortized $62 million and $43 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30 2014, and 2013 respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations. (See Note 5 to the Consolidated Financial Statements).

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

Interest, net—Interest, net for the fiscal year ended June 30, 2014 decreased $9 million, or 12%, as compared to fiscal 2013, primarily due to a higher proportion of cash being held in lower interest yielding jurisdictions during fiscal 2014. The decrease for the fiscal year ended June 30, 2014 was partially offset by increased interest income from the note receivable from Foxtel due to an increased investment in Foxtel as a result of the acquisition of CMH in November 2012. (See Note 5 to the Consolidated Financial Statements).

Other, net—

	For the fiscal years ended June 30,
	2014	2013
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$(721)	$—
Gain on third party pension contribution(b)	37	—
Gain on sale of Australian property	36	—
Gain on CMH transactions(c)	—	1,263
Gain on sale of investment in SKY Network Television Ltd.(d)	—	321
Gain on the financial indexes transactions(e)	—	12
Other	(5)	(3)

Total Other, net	$(653)	$1,593

(a)

The Company filed refund claims for certain losses, pertaining to periods prior to the Separation, in a foreign jurisdiction that was subject to litigation. In the first quarter of fiscal 2014, the foreign tax authority determined that it would not appeal a ruling received by the Company in July 2013 and therefore, a portion of an uncertain matter was resolved during the three months ended September 30, 2013. In the second quarter of fiscal 2014, the foreign tax authority completed its review and the remainder of the uncertain matter was resolved during the three months ended December 31, 2013. The Company recorded $794 million for the tax refund and interest and recorded a tax benefit, net of applicable taxes on interest, of $721 million to Income tax benefit in the Statements of Operations for the fiscal year ended June 30, 2014. Pursuant to the Tax Sharing and Indemnification Agreement, refunds received related to these matters are to be remitted to 21st Century Fox. Accordingly, the Company recorded an expense to Other, net of $721 million for the payable to 21st Century Fox in the Statement of Operations for the fiscal year ended June 30, 2014. (See Note 17 to the Consolidated Financial Statements).

(b)

During the first quarter of fiscal 2014, a $37 million contribution was made by a third party to one of the Company’s pension plans in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. This resulted in a gain being recognized in Other, net in the Statement of Operations during the fiscal year ended June 30, 2014. (See Note 15 to the Consolidated Financial Statements).

(c)	See Note 3 to the Consolidated Financial Statements.
(d)	See Note 5 to the Consolidated Financial Statements.
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

Income tax benefit—The Company’s income tax benefit and effective tax rate for the fiscal year ended June 30, 2014 were $691 million and 174%, respectively, as compared to $374 million and 216%, respectively, for fiscal year 2013.

For the fiscal year ended June 30, 2014, the Company recorded a tax benefit, net of applicable tax on interest related to refunds received from a foreign jurisdiction which increased the effective tax rate by 182%. In accordance with the terms of the Tax Sharing and Indemnification Agreement, the Company remitted the foreign tax refunds to 21st Century Fox and recorded an expense to Other, net. (See Note 17 to the Consolidated Financial Statements). The expense recorded to Other, net is not deductible for income tax purposes and resulted in a 64% reduction to the effective tax rate. The Company also recorded a benefit related to the effects of foreign operations in Australia and the United Kingdom which were subject to lower tax rates which increased the effective tax rate by 17%.

For the fiscal year ended June 30, 2013 the effective tax rate was impacted by a 247% reduction relating to the non-taxable gain on the consolidation of CMH and reversal of the historic deferred tax liability related to the consolidation of FOX SPORTS Australia, a 56% rate reduction due to the non-taxable gain on the sale of the investment in SKY Network Television Ltd., and a 35% rate reduction due to the Company’s foreign operations which are subject to lower tax rates, partially offset by an 87% rate increase due to the impact of non-deductible goodwill impairment charges.

Net income (loss)—Net income decreased $253 million for the fiscal year ended June 30, 2014 as compared to fiscal 2013. The decrease in net income primarily related to the gain on the CMH transaction, and the gain on the sale of the investment in SKY Network Television Ltd. which occurred in fiscal 2013 as well as the tax benefit recorded as a result of the Company’s fiscal 2013 impairment charges. These decreases in net income for the fiscal year ended June 30, 2014 were partially offset by lower restructuring and impairment charges. (See Note 17 to the Consolidated Financial Statements).

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

	For the fiscal years ended June 30,
	2014	2013	Change	Change %
(in millions, except %)			Better/(Worse)
Revenues	$8,574	$8,891	$(317)	(4)%
Operating expenses	(5,139)	(5,420)	281	5%
Selling, general and administrative expenses	(2,665)	(2,783)	118	4%

Total Segment EBITDA	770	688	82	12%
Depreciation and amortization	(578)	(548)	(30)	(5)%
Impairment and restructuring charges	(94)	(1,737)	1,643	95%
Equity earnings of affiliates	90	100	(10)	(10)%
Interest, net	68	77	(9)	(12)%
Other, net	(653)	1,593	(2,246)	**

(Loss) income before income tax benefit	(397)	173	(570)	**
Income tax benefit	691	374	317	85%

Net income	$294	$547	$(253)	(46)%

**	not meaningful

	For the fiscal years ended June 30,
	2014		2013
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$6,153	$665	$6,731	$795
Book Publishing	1,434	197	1,369	142
Digital Real Estate Services	408	214	345	168
Cable Network Programming	491	128	324	63
Digital Education	88	(193)	102	(141)
Other	—	(241)	20	(339)

Total	$8,574	$770	$8,891	$688

News and Information Services (71% and 76% of the Company’s consolidated revenues in fiscal 2014 and 2013, respectively)

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$3,529	$3,938	$(409)	(10)%
Circulation and subscription	2,245	2,370	(125)	(5)%
Other	379	423	(44)	(10)%

Total Revenues	6,153	6,731	(578)	(9)%
Operating expenses	(3,706)	(4,099)	393	10%
Selling, general and administrative	(1,782)	(1,837)	55	3%

Segment EBITDA	$665	$795	$(130)	(16)%

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

Book Publishing (17% and 15% of the Company’s consolidated revenues in fiscal 2014 and 2013, respectively)

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$1,374	$1,286	$88	7%
Other	60	83	(23)	(28)%

Total Revenues	1,434	1,369	65	5%
Operating expenses	(1,029)	(1,028)	(1)	—
Selling, general and administrative	(208)	(199)	(9)	(5)%

Segment EBITDA	$197	$142	$55	39%

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

For the fiscal year ended June 30, 2014, Segment EBITDA at the Book Publishing segment increased $55 million, or 39%, as compared to fiscal 2013, primarily due to the increases in book sales noted above, the impact of ongoing operational efficiencies and higher contributions to profits from e-books reflecting the continued shift to digital book sales, which have lower production and distribution costs than print books, partially offset by dual rent and other facilities costs.

Digital Real Estate Services (5% and 4% of the Company’s consolidated revenues in fiscal 2014 and 2013, respectively)

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$408	$345	$63	18%

Total Revenues	408	345	63	18%
Selling, general and administrative	(194)	(177)	(17)	(10)%

Segment EBITDA	$214	$168	$46	27%

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

Cable Network Programming (6% and 4% of the Company’s consolidated revenues in fiscal 2014 and 2013, respectively)

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$82	$55	$27	49%
Circulation and Subscription	403	259	144	56%
Other	6	10	(4)	(40)%

Total Revenues	491	324	167	52%
Operating expenses	(340)	(242)	(98)	(40)%
Selling, general and administrative	(23)	(19)	(4)	(21)%

Segment EBITDA	$128	$63	$65	**

**	—not meaningful

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

Digital Education (1% of the Company’s consolidated revenues in fiscal 2014 and 2013)

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$40	$36	$4	11%
Other	48	66	(18)	(27)%

Total Revenues	88	102	(14)	(14)%
Operating expenses	(63)	(51)	(12)	(24)%
Selling, general and administrative	(218)	(192)	(26)	(14)%

Segment EBITDA	$(193)	$(141)	$(52)	(37)%

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

Other (0% of the Company’s consolidated revenues in fiscal 2014 and 2013)

	For the fiscal years ended June 30,
	2014	2013	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$—	$8	$(8)	(100)%
Circulation and subscription	—	4	(4)	(100)%
Other	—	8	(8)	(100)%

Total Revenues	—	20	(20)	(100)%
Operating expenses	(1)	—	(1)	**
Selling, general and administrative	(240)	(359)	119	33%

Segment EBITDA	$(241)	$(339)	$98	29%

**	—not meaningful

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

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of June 30, 2015, the Company’s cash and cash equivalents were $1,951 million. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. In October 2013, the Company established a revolving credit facility of $650 million. Under the Credit Agreement (the “Credit Agreement”), the Company may request increases in the amount of the facility up to a maximum amount of $900 million. In addition, the Company expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if needed or desired. Although the Company believes that its future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See Part I, “Item 1A. Risk Factors” for a further discussion.

As of June 30, 2015, the Company’s consolidated assets included $616 million in cash and cash equivalents that was held by its foreign subsidiaries. $60 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

The principal uses of cash that affect the Company’s liquidity position include the following: operational expenditures including employee costs; paper purchases and capital expenditures; income tax payments; and investments in associated entities and acquisitions.

In addition to the acquisitions and dispositions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of the Company’s securities or the assumption of indebtedness.

Issuer Purchases of Equity Securities

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. Through August 6, 2015 the Company repurchased approximately 3.0 million shares of Class A Common Stock for an aggregate purchase price of approximately $45 million. The remaining authorized amount under the stock repurchase program as of August 6, 2015 was approximately $455 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2015, the Board of Directors declared a semi-annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock. This dividend is payable on October 21, 2015 with a record date for determining dividend entitlements of September 16, 2015. This is the Company’s first dividend since completing the Separation.

Sources and Uses of Cash—Fiscal 2015 versus Fiscal 2014

Net cash provided by operating activities for the fiscal years ended June 30, 2015 and 2014 was as follows (in millions):

For the fiscal years ended June 30,	2015	2014
Net cash provided by operating activities	$831	$854

Net cash provided by operating activities decreased by $23 million for the fiscal year ended June 30, 2015 as compared to fiscal 2014. The decrease was primarily due to the absence of the net receipts related to a foreign tax refund of $73 million and lease incentives of $35 million received during the fiscal year ended June 30, 2014, as well as higher net tax payments of $54 million and approximately $45 million of higher deferred payments related to the acquisition of Wireless Generation in the fiscal year ended June 30 2015. The decrease in the fiscal year ended June 30, 2015 was partially offset by lower pension contributions of $92 million, lower restructuring payments of $55 million and lower payments for fees and costs related to the U.K. Newspaper Matters of $31 million. The impact of foreign currency fluctuations of the U.S dollar against local currencies resulted in an operating cash flow decrease of approximately $55 million, or 6%.

Net cash used in investing activities for the fiscal years ended June 30, 2015 and 2014 was as follows (in millions):

For the fiscal years ended June 30,	2015	2014
Net cash used in investing activities	$(1,741)	$(306)

The Company had net cash used in investing activities of $1,741 million for the fiscal year ended June 30, 2015 as compared to net cash used in investing activities of $306 million for fiscal 2014. During the fiscal year ended June 30, 2015, the Company used $1,190 million of cash for acquisitions, primarily the acquisitions of Move and Harlequin, and used $355 million of cash for investments, primarily consisting of approximately $112 million for its investment in APN, $100 million for its investment in iProperty and approximately $67 million for its investment in SEEK Asia. The Company also had capital expenditures of $378 million which included $50 million related to the relocation of the Company’s operations to a new site in London and approximately $53 million related to Amplify’s curriculum products. The net cash used in investing activities for the fiscal year ended June 30, 2015 was partially offset by proceeds from dispositions of $182 million, primarily resulting from the sale of marketable securities.

During the fiscal year ended June 30, 2014, the Company had capital expenditures of $379 million and made investments of $84 million, primarily in marketable securities. In fiscal 2014, the Company utilized $45 million for acquisitions, primarily to acquire Storyful. The net cash used in investing activities for the fiscal year ended June 30, 2014 was partially offset by proceeds from dispositions of $202 million, primarily resulting from the sale of the Dow Jones Local Media Group.

Net cash provided by financing activities for the fiscal years ended June 30, 2015 and 2014 was as follows (in millions):

For the fiscal years ended June 30,	2015	2014
Net cash (used in) provided by financing activities	$(190)	$189

The change in net cash used in financing activities for the fiscal year ended June 30, 2015 as compared to the net cash provided by financing activities in fiscal 2014 was primarily due to the repayment of debt assumed in the acquisition of Move of approximately $129 million and repurchase of News Corp shares for $30 million during the fiscal year ended June 30, 2015.

Cash provided from financing activities for the fiscal year ended June 30, 2014 is attributable to net transfers from 21st Century Fox and its affiliates of $217 million.

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

The change in net cash provided by financing activities for the fiscal years ended June 30, 2014 as compared to fiscal 2013 was primarily due to net transfers from 21st Century Fox and its affiliates of $217 million during the fiscal year ended June 30, 2014 as compared to $2.7 billion in fiscal 2013, partially offset by the payment of debt acquired in the acquisition of CMH of approximately $235 million.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions)
Net cash provided by operating activities	$831	$854	$501
Less: Capital expenditures	(378)	(379)	(332)

	453	475	169
Less: REA Group free cash flow	(130)	(145)	(127)
Plus: Cash dividends received from REA Group	45	35	30

Free cash flow available to News Corporation	$368	$365	$72

Free cash flow available to News Corporation improved by $3 million in fiscal 2015 to $368 million from $365 million in fiscal 2014. The improvement was primarily due to higher dividends received from REA and lower REA Group free cash flow, which is excluded from free cash flow available to News Corp, offset by lower cash provided by operating activities as discussed above. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a decrease of free cash flow available to News Corporation of approximately $30 million, or 8% for fiscal 2015.

Free cash flow available to News Corporation in fiscal 2014 of $365 million increased from $72 million in fiscal 2013 primarily due to the changes in net cash provided by operating activities discussed above, partially offset by increased capital expenditures.

Revolving Credit Agreement

The Company’s Credit Agreement provides for an unsecured $650 million five-year revolving credit facility (the “Facility”) that can be used for general corporate purposes. The Facility has a sublimit of $100 million available for issuances of letters of credit. Under the Credit Agreement, the Company may request increases in the amount of the Facility up to a maximum amount of $900 million. Subject to certain conditions stated in the Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Facility during the term of the Credit Agreement. All amounts under the Credit Agreement are due on October 23, 2018, unless the commitments are terminated earlier either at the request of the Company or, if an event of default occurs, by the designated agent at the request or with the consent of the lenders (or automatically in the case of certain bankruptcy-related events). The Company may request that the commitments be extended under certain circumstances as set forth in the Credit Agreement for up to two additional one-year periods. Additionally, interest on borrowings is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of June 30, 2015, the Company was in compliance with all of the applicable debt covenants.

The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement which varies based on the Company’s adjusted operating income leverage ratio. As of June 30, 2015, the Company is paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2015.

	As of June 30, 2015
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Purchase obligations(a)	$941	$353	$220	$118	$250
Sports programming rights(b)	324	125	181	15	3
Operating leases(c)
Land and buildings	1,710	138	276	264	1,032
Plant and machinery	5	3	2	—	—

Total commitments and contractual obligations	$2,980	$619	$679	$397	$1,285

(a)	The Company has commitments under purchase obligations related to printing contracts, capital projects, marketing agreements and other legally binding commitments.
(b)

The Company has sports programming rights commitments with National Rugby League, Football Federation Australia, English Premier League as well as certain other broadcast rights which are payable through fiscal 2021.

(c)

The Company leases office facilities, warehouse facilities, printing plants and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2062. This amount includes approximately $280 million of office facilities that have been subleased from 21st Century Fox.

The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements. Since the quantities purchased annually under these contracts are not fixed and are based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.

The table also excludes the Company’s pension, other postretirement benefits (“OPEB”) obligations and the liabilities for unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing of the commitments. The Company made contributions of $9 million and $137 million to its pension plans in fiscal 2015 and fiscal 2014, respectively. Included within the total contributions for fiscal 2014, were contributions of approximately $37 million which were made by a third party in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. These contributions were a combination of required and voluntary contributions made to improve the funding status of the plans. Future plan contributions are dependent upon actual plan asset returns and interest rates and statutory requirements. The Company anticipates that it will make contributions of approximately $25 million in fiscal 2016, assuming that actual plan asset returns are consistent with the Company’s expected returns in fiscal 2015 and beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company expects its OPEB payments to approximate $10 million in fiscal 2016. (See Note 15 to the Consolidated Financial Statements for further discussion of the Company’s pension and OPEB plans).

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

As of June 30, 2015, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $125 million, of which approximately $63 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, it is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its financial condition, future results of operations or liquidity. As subsidiaries of 21st Century Fox prior to the Separation, the Company and each of its domestic subsidiaries have joint and several liability with 21st Century Fox for the consolidated U.S. federal income taxes of the 21st Century Fox consolidated group relating to any taxable periods during which the Company or any of the Company’s domestic subsidiaries were a member of the 21st Century Fox consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21st Century Fox consolidated group. The Tax Sharing and Indemnification Agreement requires 21st Century Fox to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS or other taxing authorities in amounts that the Company cannot quantify.

CRITICAL ACCOUNTING POLICIES

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company. (See Note 2 to the Consolidated Financial Statements for the Company’s summary of significant accounting policies).

Long-lived assets

Long-lived assets, including goodwill, newspaper mastheads, trade names, distribution networks, publishing rights, copyrighted products, trademarks and property, plant and equipment. Assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the cost of acquiring an entity and the estimated fair values assigned to its tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment.

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

Goodwill and Indefinite-lived Intangible Assets

The Company tests goodwill and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter and at other times if a significant event or change in circumstances indicates that it is more likely than not that the fair value of these assets has been reduced below their carrying value. The Company uses its judgment in assessing whether assets may have become impaired between annual impairment assessments. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

The valuation of goodwill requires assumptions and estimates of many factors, including revenue and market growth, operating cash flows, market multiples and discount rates. During the fourth quarter of fiscal 2015, as part of the Company’s long-range planning process, the Company completed its annual goodwill and indefinite-lived intangible asset impairment test.

With respect to its Amplify reporting unit, the Company changed its strategy and related outlook which resulted in a reduction in expected future cash flows for the business. As a result, the Company determined that the fair value of this reporting unit declined below its carrying value and recorded a non-cash impairment charge of $371 million, with no associated tax impact, in the fiscal year ended June 30, 2015. The charge primarily consisted of a write-down of the Company’s goodwill of $325 million and a write-down of capitalized software development costs of $45 million. For the impaired reporting unit, significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 12%-45%) and long-term growth rates (ranging from 0%-4%).

Other than the impairment noted above, the Company determined that the goodwill and indefinite-lived intangible assets included in the Balance Sheets were not impaired for the remaining reporting units. Significant unobservable inputs utilized in the income approach valuation method for these reporting units were discount rates (ranging from 9%-14%), long-term growth rates (ranging from 0%-3%) and royalty rates (ranging from 0.5%-3.3%). Significant unobservable inputs utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 10%-15%).

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

In fiscal 2015, other than with respect to the Amplify reporting unit, as discussed above, the Company determined that no events occurred or circumstances existed that required the Company to test its fixed assets for impairment.

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

Retirement Benefit Obligations

The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries which are the direct obligations of the Company (“direct plans”). In addition to the direct plans, prior to the Separation, certain of the Company’s employees participated in defined benefit pension plans sponsored by 21st Century Fox and as a result, the Statements of Operations included expenses related to these shared plans including expenses related to the Company’s employees as well as allocations of expenses related to corporate employees through the corporate expense allocations. Benefit costs related to employees’ participation in plans sponsored by 21st Century Fox did not recur in periods subsequent to the Separation. (See Note 1 and Note 15 to the Consolidated Financial Statements).

The Company records amounts relating to its direct plans based on calculations specified by GAAP. The measurement and recognition of the Company’s pension and other postretirement benefit plans require the use of significant management judgments, including discount rates, expected return on plan assets, mortality and other actuarial assumptions. Net periodic benefit (income) cost is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected rate of return on plan assets. Current market conditions, including changes in investment returns and interest rates, were considered in making these assumptions. In developing the expected long-term rate of return, the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes were considered. The expected long-term rate of return is based on a direct asset allocation assumption of 29% equities, 55% fixed-income securities and 16% cash and other investments. Total net periodic benefit (income) costs for these direct plans were $(4) million, $7 million and $35 million, for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

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

The key assumptions used in developing the Company’s fiscal 2015, 2014 and 2013 net periodic benefit (income) costs for its direct plans consist of the following:

	2015	2014	2013
	(in millions, except %)
Weighted average discount rate used to determine net periodic benefit (income) cost	4.2%	4.6%	4.5%
Assets:
Expected rate of return	6.3%	6.8%	6.8%
Expected return	$93	$93	$78
Actual return	$96	$109	$121

Gain/(Loss)	$3	$16	$43

One year actual return	7.2%	8.7%	10.8%
Five year actual return	8.6%	10.2%	5.8%

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S., the U.K. and Australia as of the measurement date. The Company will utilize a weighted average discount rate of 3.9% in calculating the fiscal 2016 net periodic benefit costs. The Company will use a weighted average long-term rate of return of 5.7% for fiscal 2016 based principally on a combination of current asset mix and historical experience of actual plan returns. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2015 were approximately $570 million which increased from approximately $528 million for the Company’s pension plans as of June 30, 2014. This increase of $42 million was primarily due to a reduction in the discount rate for the U.K. plans and strengthening of the mortality tables utilized in measuring the Company’s domestic pension obligations. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year benefit costs. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year benefit costs. These deferred losses are being systematically recognized in future net periodic benefit (income) costs in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over the average life expectancy for plan participants.

The Company made contributions of $9 million, $137 million and $180 million to its direct pension plans in fiscal 2015, 2014 and 2013, respectively. In fiscal 2014, approximately $37 million of the contributions were made by a third party in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2015 and beyond, and that interest rates remain constant, the Company anticipates that it will make contributions of approximately $25 million in fiscal 2016. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. See Note 15 to the Consolidated Financial Statements for further discussion of the Company’s pension plans.

Changes in net periodic benefit costs may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	Increase less than $1 million	Increase $60 million
0.25 percentage point increase in discount rate	Decrease less than $1 million	Decrease $56 million
0.25 percentage point decrease in expected rate of return on assets	Increase $4 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $4 million	—

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended June 30, 2015 and 2014:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2015
Revenues	44%	30%	21%
Operating and Selling, general, and administrative expenses	48%	28%	24%
Fiscal year ended June 30, 2014
Revenues	41%	31%	22%
Operating and Selling, general, and administrative expenses	45%	30%	25%

Based on the year ended June 30, 2015, a one cent change in each of the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates would have impacted revenues by approximately $31 million and $12 million, respectively, for each currency on an annual basis, and would have impacted Total Segment EBITDA by approximately $6 million and $0.2 million, respectively, on an annual basis.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $185 million as of June 30, 2015. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income of approximately $19 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2015 or June 30, 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2015, the Company did not anticipate nonperformance by any of the counterparties.

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2015, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2015, News Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of News Corporation:

We have audited News Corporation’s internal control over financial reporting as of June 30, 2015, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). News Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, News Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of News Corporation as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended June 30, 2015 of News Corporation and our report dated August 13, 2015 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP

New York, New York

August 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of News Corporation:

We have audited the accompanying consolidated balance sheets of News Corporation as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Corporation at June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), News Corporation’s internal control over financial reporting as of June 30, 2015, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 13, 2015 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP

New York, New York

August 13, 2015

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

		For the fiscal years ended June 30,
	Notes	2015	2014	2013
Revenues:
Advertising		$3,835	$4,019	$4,346
Circulation and subscription		2,654	2,688	2,669
Consumer		1,594	1,374	1,286
Other		550	493	590

Total Revenues		8,633	8,574	8,891
Operating expenses		(5,025)	(5,139)	(5,420)
Selling, general and administrative		(2,756)	(2,665)	(2,783)
Depreciation and amortization		(530)	(578)	(548)
Impairment and restructuring charges	4,7	(455)	(94)	(1,737)
Equity earnings of affiliates	5	58	90	100
Interest, net		56	68	77
Other, net	19	75	(653)	1,593

Income (loss) before income tax (expense) benefit		56	(397)	173
Income tax (expense) benefit	17	(134)	691	374

Net (loss) income		(78)	294	547
Less: Net income attributable to noncontrolling interests		(69)	(55)	(41)

Net (loss) income attributable to News Corporation stockholders		$(147)	$239	$506

Net (loss) income available to News Corporation stockholders per share
Basic and diluted	12	$(0.26)	$0.41	$0.87

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN MILLIONS)

	For the fiscal years ended June 30,
	2015	2014	2013
Net (loss) income	$(78)	$294	$547
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,183)	356	(797)
Unrealized holding (losses) gains on securities(a)	(5)	22	1
Benefit plan adjustments(b)	(29)	(36)	10
Share of other comprehensive income from equity affiliates, net(c)	1	(1)	—

Other comprehensive (loss) income	(1,216)	341	(786)

Comprehensive (loss) income	(1,294)	635	(239)

Less: Net income attributable to noncontrolling interests	(69)	(55)	(41)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	24	(2)	10

Comprehensive (loss) income attributable to News Corporation stockholders	$(1,339)	$578	$(270)

(a)	Net of income tax expense of nil, $14 million and nil for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
(b)	Net of income tax (benefit) expense of ($11) million, ($3) million and $5 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
(c)	Net of income tax expense (benefit) of $1 million, ($1) million and nil for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

		As of June 30,
	Notes	2015	2014
Assets:
Current assets:
Cash and cash equivalents		$1,951	$3,145
Amounts due from 21st Century Fox	14	63	66
Receivables, net	2	1,310	1,388
Other current assets	19	651	671

Total current assets		3,975	5,270

Non-current assets:
Investments	5	2,379	2,609
Property, plant and equipment, net	6	2,746	3,009
Intangible assets, net	7	2,242	2,137
Goodwill	7	3,063	2,782
Other non-current assets	19	688	682

Total assets		$15,093	$16,489

Liabilities and Equity:
Current liabilities:
Accounts payable		$239	$276
Accrued expenses		1,151	1,188
Deferred revenue		361	369
Other current liabilities	19	404	431

Total current liabilities		2,155	2,264

Non-current liabilities:
Retirement benefit obligations	15	305	272
Deferred income taxes	17	166	224
Other non-current liabilities		331	310

Commitments and contingencies	14

Redeemable preferred stock	9	20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,433	12,390
Retained earnings		88	237
Accumulated other comprehensive (loss) income		(582)	610

Total News Corporation stockholders’ equity		11,945	13,243
Noncontrolling interests		171	156

Total equity		12,116	13,399

Total liabilities and equity		$15,093	$16,489

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 381,914,964 and 379,392,985 shares issued and outstanding, net of 27,368,413 and 27,333,277 treasury shares at par at June 30, 2015 and June 30, 2014, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at June 30, 2015 and June 30, 2014, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

		For the fiscal years ended June 30,
	Notes	2015	2014	2013
Operating activities:
Net (loss) income		$(78)	$294	$547
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization		530	578	548
Equity earnings of affiliates	5	(58)	(90)	(100)
Cash distributions received from affiliates		138	153	220
Impairment charges, net of tax	7	371	14	1,138
Other, net	19	(75)	(68)	(1,593)
Deferred income taxes and taxes payable	17	8	32	(153)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		34	(105)	—
Inventories, net		11	23	(15)
Accounts payable and other liabilities		(28)	126	44
Pension and postretirement benefit plans		(22)	(103)	(135)

Net cash provided by operating activities		831	854	501

Investing activities:
Capital expenditures		(378)	(379)	(332)
Acquisitions, net of cash acquired		(1,190)	(45)	(2,156)
Investments in equity affiliates and other		(146)	(1)	(5)
Other investments		(224)	(83)	(7)
Proceeds from dispositions		182	202	826
Other		15	—	—

Net cash used in investing activities		(1,741)	(306)	(1,674)

Financing activities:
Net transfers from 21st Century Fox and affiliates		—	217	2,749
Repayment of borrowings		(129)	—	(235)
Repurchase of shares		(30)	—	—
Dividends paid		(30)	(24)	(20)
Purchase of subsidiary shares from noncontrolling interest		—	—	(8)
Other, net		(1)	(4)	—

Net cash (used in) provided by financing activities		(190)	189	2,486

Net (decrease) increase in cash and cash equivalents		(1,100)	737	1,313
Cash and cash equivalents, beginning of period		3,145	2,381	1,133
Exchange movement on opening cash balance		(94)	27	(65)

Cash and cash equivalents, end of period		$1,951	$3,145	$2,381

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A Common Stock		Class B Common Stock		21st Century Fox Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2012	—	$—	—	$—	$7,762	$—	$—	$1,047	$8,809	$110	$8,919
Net income	—	—	—	—	506	—	—	—	506	41	547
Other comprehensive loss	—	—	—	—	—	—	—	(776)	(776)	(10)	(786)
Dividends	—	—	—	—	—	—	—	—	—	(20)	(20)
Other	—	—	—	—	—	—	—	—	—	(3)	(3)
Net increase in 21st Century Fox investment	—	—	—	—	4,019	—	—	—	4,019	—	4,019
Conversion of 21st Century Fox investment	379	4	200	2	(12,287)	12,281	—	—	—	—	—

Balance, June 30, 2013	379	4	200	2	—	12,281	—	271	12,558	118	12,676
Net income	—	—	—	—	—	—	239	—	239	55	294
Other comprehensive income	—	—	—	—	—	—	—	339	339	2	341
Dividends	—	—	—	—	—	—	(2)	—	(2)	(23)	(25)
Other	—	—	—	—	—	109	—	—	109	4	113

Balance, June 30, 2014	379	4	200	2	—	12,390	237	610	13,243	156	13,399
Net (loss) income	—	—	—	—	—	—	(147)	—	(147)	69	(78)
Other comprehensive loss	—	—	—	—	—	—	—	(1,192)	(1,192)	(24)	(1,216)
Dividends	—	—	—	—	—	—	(2)	—	(2)	(28)	(30)
Share repurchases	(2)	—	—	—	—	(32)	—	—	(32)	—	(32)
Other	5	—	—	—	—	75	—	—	75	(2)	73

Balance, June 30, 2015	382	$4	200	$2	$—	$12,433	$88	$(582)	$11,945	$171	$12,116

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, book publishing, digital real estate services, cable network programming in Australia, digital education and pay-TV distribution in Australia.

The Separation and Distribution

On June 28, 2013 (the “Distribution Date”), the Company completed the separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”). As of the effective time of the Separation, all of the outstanding shares of the Company were distributed to 21st Century Fox stockholders based on a distribution ratio of one share of Company Class A or Class B Common Stock for every four shares of 21st Century Fox Class A or Class B Common Stock, respectively, held of record as of June 21, 2013 (the “Record Date”). Following the Separation, the Company’s Class A and Class B Common Stock began trading independently on The NASDAQ Global Select Market (“NASDAQ”), and CHESS Depositary Interests representing the Company’s Class A and Class B Common Stock began trading on the Australian Securities Exchange (“ASX”). In connection with the Separation, the Company entered into the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) and certain other related agreements which govern the Company’s relationship with 21st Century Fox following the Separation. (See Note 13—Related Party Transactions and Relationship with 21st Century Fox for further information).

Basis of presentation

The Company’s financial statements as of and for the fiscal years ended June 30, 2015, 2014 and 2013 are presented on a consolidated basis. The Company’s consolidated statements of operations for the fiscal years ended June 30, 2015 and 2014 reflect the Company’s operations as a stand-alone company. The Company’s consolidated balance sheets as of June 30, 2015 and 2014 consist of the Company’s consolidated balances.

Prior to the Separation, the Company’s combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of 21st Century Fox. The Company’s consolidated statement of operations for the fiscal year ended June 30, 2013 included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying these consolidated financial statements, including the assumptions regarding allocating general corporate expenses from 21st Century Fox, were reasonable. Nevertheless, these consolidated financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect the Company’s consolidated results of operations and cash flows had it been a stand-alone company during the applicable periods. Actual costs that would have been incurred if the Company had been a stand-alone company for the full fiscal year would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The consolidated financial statements are referred to as the “Financial Statements” herein. The consolidated statements of operations are referred to as the “Statements of Operations” herein. The consolidated balance sheets are referred to as the “Balance Sheets” herein. The consolidated statements of cash flows are referred to as the “Statements of Cash Flows” herein.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

For periods prior to the Distribution Date, the Financial Statements included certain assets and liabilities that were historically held at 21st Century Fox’s corporate level but were specifically identifiable or otherwise attributable to the Company. All significant intracompany transactions and accounts within the Company’s consolidated businesses have been eliminated. All significant intercompany transactions between 21st Century Fox and the Company before the Separation have been included as a component of 21st Century Fox Investment in these Financial Statements.

Changes in the Company’s ownership interest in a consolidated subsidiary where a controlling financial interest is retained are accounted for as capital transactions. When the Company ceases to have a controlling interest in a consolidated subsidiary the Company will recognize a gain or loss in the Statements of Operations upon deconsolidation.

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2015, fiscal 2014 and fiscal 2013 each included 52 weeks. All references to June 30, 2015, June 30, 2014 and June 30, 2013 relate to the twelve month periods ended June 28, 2015, June 29, 2014 and June 30, 2013, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and other investments that are readily convertible into cash with original maturities of three months or less. The Company’s cash and cash equivalents balance as of June 30, 2015 and 2014 also includes $60 million and $239 million as of June 30, 2015 and 2014, respectively, which is not readily accessible by the Company as it is held by REA Group Limited (“REA Group”), a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Receivables, net consist of:

	As of June 30,
	2015	2014
	(in millions)
Receivables	$1,530	$1,563
Allowances for returns and doubtful accounts	(220)	(175)

Receivables, net	$1,310	$1,388

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2015 or June 30, 2014 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

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

Prepublication costs

The Company capitalizes the art, prepress, outside editorial, digital conversion and other costs incurred in the creation of the master copy of a book or other media (the “prepublication costs”). Prepublication costs are amortized from the year of publication over their estimated useful lives, using the straight-line method for capitalized costs with an estimated useful life of one year or less and sum of the years’ digits for capitalized costs exceeding one year. The Company regularly reviews the recoverability of the capitalized costs based on expected future revenues. Prepublications costs are included in Other current assets on the Balance Sheets and were $34 million and $35 million as of June 30, 2015 and 2014, respectively. Amortization of prepublication costs for the fiscal years ended June 30, 2015, 2014 and 2013 was $43 million, $37 million and $38 million, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investments

Investments in and advances to equity or joint ventures in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% or when the Company has the ability to exercise significant influence.

Under the equity method of accounting, the Company includes its investment and amounts due to and from its equity method investments in its Balance Sheets. The Company’s Statements of Operations include the Company’s share of the investees’ earnings (losses) and the Company’s Statements of Cash Flows include all cash received from or paid to the investee.

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

Investments in which the Company has no significant influence (generally less than a 20% ownership interest) or does not have the ability to exercise significant influence are designated as available-for-sale investments if readily determinable market values are available. The Company reports available-for-sale investments at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale investments are included in Accumulated other comprehensive (loss) income, net of applicable taxes and other adjustments, until the investment is sold or considered impaired. If an investment’s fair value is not readily determinable, the Company accounts for its investment at cost.

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

Capitalized software

In accordance with ASC 350–40 “Internal-use Software,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

expensed. All direct costs incurred to develop internal use software during the development stage are capitalized and amortized using the straight-line method over the estimated useful life, generally 2 to 10 years. Costs such as maintenance and training are expensed as incurred.

The Company also capitalizes certain costs in accordance with ASC 985–20 “Costs of Software to Be Sold, Leased, or Marketed.” Certain costs incurred for the development of computer software are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and is computed on a product-by-product basis at a rate not less than the straight-line method over the remaining estimated useful life of the product, generally five years. Research and development costs are expensed as incurred.

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

Goodwill and intangible assets

The Company has intangible assets, including goodwill, newspaper mastheads, trade names, distribution networks, publishing rights, copyrighted products and trademarks. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually during the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair value below their carrying amounts. Intangible assets with finite lives are amortized over their estimated useful lives. The impairment assessment of indefinite-lived intangibles compares the fair value of these intangible assets to their carrying value.

Goodwill is reviewed for impairment at a reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments. For purposes of goodwill impairment review, the Company has identified Dow Jones, the Australian newspapers, the U.K. newspapers, News America Marketing Group, Storyful Limited (“Storyful”), FOX SPORTS Australia, HarperCollins, REA Group, Move and the Amplify business, as its reporting units. In assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step impairment

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

review process. The first step of the two-step impairment process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit primarily by using a discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates are assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company also performs impairment reviews on its indefinite-lived intangible assets, including newspaper mastheads, distribution networks and imprints. Newspaper mastheads and book publishing imprints are reviewed on an aggregated basis in accordance with ASC 350. Distribution networks are reviewed individually. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of the indefinite-lived intangible asset is less than its carrying value.

The methods used to estimate the fair value measurements of impaired goodwill and indefinite-lived intangible assets include those based on the income approach (including the discounted cash flow and relief-from-royalty methods) and those based on the market approach (primarily the guideline public company method). The resulting fair value measurements of the assets are considered to be Level 3 measurements. Significant unobservable inputs utilized in the income approach valuation methods are discount rates, long-term growth rates and royalty rates. Significant unobservable inputs utilized in the market approach valuation methods are EBITDA multiples from guideline public companies operating in similar industries and a control premium.

When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method.

Asset impairments

Investments

Equity method investments are regularly reviewed to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment. If the fair value of the investment

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Digital Real Estate Services

Advertising revenues from providing online real estate advertising services are recognized on the fulfillment of customer service obligations, which may include product performance and/or product service periods.

Subscription revenues from licensing and advanced reporting products are typically recognized ratably over the service period of the related subscription.

Cable Network Programming

Affiliate fees received from cable television systems, direct broadcast satellite operators and other distribution systems are recognized as revenue in the period that services are provided. Advertising revenues are recognized, net of agency commissions, in the period that the advertisements are aired.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Barter transactions

The Company enters into transactions that involve the exchange of advertising, in part, for other products and services, which are recorded at the lesser of estimated fair value of the advertising given or product or service received in accordance with the provisions of ASC 605-20-25, “Advertising Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and expenses are recognized when products are received or services are incurred. Revenue from barter transactions included in the Statements of Operations was $56 million, $47 million and $48 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Expense from barter transactions included in the Statements of Operations was $56 million, $41 million and $48 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

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

Advertising expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising and promotional expenses recognized totaled $534 million, $446 million and $442 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Shipping and handling

Costs incurred for shipping and handling are reflected in Operating expenses in the Statements of Operations.

Translation of foreign currencies

The financial results and position of foreign subsidiaries and affiliates are translated into U.S. dollars using the current rate method, whereby operating results are converted at the average rate of exchange for the period and assets and liabilities are converted at the closing rates on the period end date. The resulting translation adjustments are accumulated as a component of Accumulated other comprehensive income. Gains and losses from foreign currency transactions are generally included in income for the period.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Earnings (loss) per share

Basic earnings (loss) per share for the Class A Common Stock and Class B Common Stock is calculated by dividing Net income (loss) available to News Corporation stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted earnings (loss) per share for Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity-based compensation plans. (See Note 12—(Loss) Earnings per Share).

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

Retirement Benefit Obligations

The Company provides defined benefit pension, postretirement healthcare, defined contribution and medical benefits to the Company’s eligible employees and retirees. The Company accounts for its defined benefit pension, postretirement healthcare and defined contribution plans in accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”). The expense recognized by the Company is determined using certain assumptions, including the discount rate, expected long-term rate of return and mortality rates, among others. The Company recognizes the funded status of its defined benefit plans (other than multiemployer plans) as an asset or liability in the Balance Sheets and recognizes changes in the funded status in the year in which the changes occur through Accumulated other comprehensive (loss) income in the Balance Sheets.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Financial instruments and derivatives

The carrying value of the Company’s financial instruments, including cash and cash equivalents, approximate fair value. The Company did not estimate the fair value of certain cost method investments because it was not practicable to do so. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market which are considered to be Level 2 measurements. The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2015, the Company did not anticipate nonperformance by any of the counterparties.

ASC 815, “Derivatives and Hedging” (“ASC 815”), requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. ASC 815 also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company uses financial instruments to hedge its limited exposures to foreign currency exchange risks primarily associated with payments made to manufacturers and service providers. These derivative contracts are primarily economic hedges. The Company records the changes in the fair value of these items in current earnings. The fair market value of foreign exchange forward contracts with foreign currency risk outstanding as of June 30, 2015 and June 30, 2014 was not material.

Recent Accounting Guidance

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 removes inconsistencies and differences in existing revenue requirements between GAAP and International Financial Reporting Standards (“IFRS”) and requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will require companies to use more judgment and make more estimates, such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, when determining the amount of revenue to recognize. On July 9, 2015, the FASB approved a one-year deferral of ASU 2014-09. ASU 2014-09 is effective for the Company for annual and interim periods beginning July 1, 2018. Once effective, ASU 2014-09 can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial adoption recognized at the date of initial application. The Company is currently evaluating the method of adoption to be utilized as well as the impact ASU 2014-09 will have on its Financial Statements.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 is intended to address stakeholder concerns regarding the usefulness of financial statements where a reporting entity is required to consolidate a legal entity where the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The update amends the accounting guidance around the consolidation of limited partnerships, the consideration surrounding the primary beneficiary

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

determination and the consolidation of certain investment funds. ASU 2015-02 is effective for the Company for annual and interim periods beginning after December 16, 2015, however, early adoption is permitted. The Company does not expect the adoption of ASU 2015-02 to have a significant impact on its Financial Statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 clarifies guidance about whether a customer’s cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for customer’s accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendment can either be adopted prospectively for all arrangements entered into or materially modified after the effective date or retrospectively. ASU 2015-05 is effective for the Company for annual and interim periods beginning July 1, 2016, however, early adoption is permitted. The Company does not expect the adoption of ASU 2015-05 to have a significant impact on its Financial Statements.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2015

Harlequin Enterprises Limited

In August 2014, the Company acquired Harlequin Enterprises Limited (“Harlequin”) from Torstar Corporation for $414 million in cash, net of $19 million of cash acquired. Harlequin is a leading publisher of women’s fiction and extends HarperCollins’ global platform, particularly in Europe and Asia Pacific. Harlequin is a subsidiary of HarperCollins, and its results are included within the Book Publishing segment. As a result of the acquisition, the Company recorded net tangible assets of approximately $115 million, primarily consisting of accounts receivable, accounts payable, author advances, property, plant and equipment and inventory, at their estimated fair values at the date of acquisition. In addition, the Company recorded approximately $165 million of intangible assets, comprised of approximately $105 million of imprints which have an indefinite life and $60 million related to finite lived intangible assets with a weighted average life of approximately 5 years, and recorded an associated deferred tax liability of approximately $35 million. In accordance with ASC 350, the excess of the purchase price over the fair values of the net tangible and intangible assets of approximately $185 million was recorded as goodwill on the transaction. The values assigned to the acquired assets and liabilities are based on estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.

Move, Inc.

In November 2014, the Company acquired all of the outstanding shares of Move, Inc. (“Move”), which was a publicly traded company, for $21.00 per share in cash. Move is a leading provider of online real estate services, and the acquisition expanded the Company’s digital real estate services business into the U.S., one of the largest real estate markets. Move primarily operates realtor.com®, a premier real estate information and services marketplace. Move also offers a number of professional software and services products, including Top Producer®, TigerLead® and ListHubTM. Move’s results of operations are included within the Digital Real Estate Services segment, and it was considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The aggregate cash payment at closing to acquire the outstanding shares of Move was approximately $864 million, which was funded with cash on hand. The Company also assumed outstanding Move equity-based compensation awards with a fair value of $67 million, consisting of vested and unvested stock options, RSUs and restricted stock awards. Of the total fair value of the assumed equity-based compensation awards, $28 million was allocated to pre-combination services and included in total consideration transferred and $39 million was allocated to future services and will be expensed over the weighted average remaining service period of 2.5 years. Refer to Note 11 for further details on the conversion of Move’s equity-based compensation awards. In addition, following the acquisition, the Company utilized approximately $129 million of cash to settle all of Move’s outstanding indebtedness that was assumed as part of the transaction. The total transaction value for the Move acquisition is set forth below (in millions):

Cash paid for Move equity	$864
Assumed equity-based compensation awards—pre-combination services	28

Total consideration transferred	892
Plus: Assumed debt	129
Plus: Assumed equity-based compensation awards—post-combination services	39
Less: Cash acquired	(108)

Total transaction value	$952

REA Group, in which the Company holds a 61.6% interest, acquired a 20% interest in Move upon closing of the transaction. In connection with the acquisition, the Company granted REA Group a put option to require the Company to purchase REA Group’s interest in Move, which can be exercised at any time beginning two years from the date of acquisition at fair value.

Under the purchase method of accounting, the total consideration transferred is allocated to net tangible and intangible assets based upon the fair value as of the date of completion of the acquisition. The allocation is as follows (in millions):

Assets acquired:
Cash	$108
Current assets	28
Intangible assets	198
Deferred income taxes	153
Goodwill	564
Noncurrent assets	69

Total assets acquired	$1,120

Liabilities assumed:
Current liabilities	$50
Deferred income taxes	46
Borrowings	129
Other noncurrent liabilities	3

Total liabilities assumed	228

Net assets acquired	$892

The acquired intangible assets relate to the license of the realtor.com® trademark, which has a fair value of approximately $116 million and an indefinite life, and customer relationships, other tradenames and certain multiple listing service agreements with an aggregate fair value of approximately $82 million, which will be

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

amortized over a weighted-average useful life of approximately 15 years. The Company also acquired technology, primarily associated with the realtor.com® website, that have a fair value of approximately $39 million which will be amortized over 4 years. The acquired technology has been recorded in Property, Plant and Equipment, net in the Consolidated Balance Sheet at June 30, 2015.

Move had U.S. federal net operating loss carryforwards (“NOLs”) of $947 million ($332 million tax-effected) at the date of acquisition. These NOLs are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and subject to review by the Internal Revenue Service. The utilization of these NOLs is dependent on generating sufficient U.S. taxable income prior to expiration which begins in varying amounts starting in 2017. Valuation allowances and unrecognized tax benefits have been recorded against these NOLs in the amounts of $368 million and $116 million, respectively ($129 million and $41 million tax-effected). Valuation allowances and unrecognized tax benefits related to these NOLs may be adjusted upon completion of the final valuation of Move’s deferred taxes. The deferred tax assets established for these NOLs, net of valuation allowance and unrecognized benefits are included in Other non-current assets on the Balance Sheet as of June 30, 2015. Based on this, the Company expects approximately $463 million of the NOLs can be utilized, accordingly, the Company has recorded a net deferred tax asset of $162 million.

The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The values assigned to the acquired assets and liabilities, including deferred taxes, are based on estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.

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

In December 2013, the Company acquired Storyful, a social news agency, for approximately $25 million, of which $19 million was paid in cash, with the remainder primarily related to an earn-out that is contingent upon the achievement of certain performance objectives. The Storyful acquisition complements the Company’s existing video capabilities, including the creation and distribution of original and on-demand programming such as WSJ Live and BallBall. Storyful’s results are included within the Company’s News and Information Services segment.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

At the time of acquisition, the carrying amount of the Company’s previously held equity interest in FOX SPORTS Australia, through which the Company held its indirect 25% interest in Foxtel, was revalued to fair value as of the acquisition date, resulting in a non-taxable gain of approximately $1.3 billion which was included in Other, net in the Statement of Operations for the fiscal year ended June 30, 2013. The fair value of the Company’s previously held equity interest of $1.6 billion was determined using an income approach (discounted cash flow analysis) adjusted to remove an assumed control premium. Significant unobservable inputs utilized in the income approach valuation method were discount rates ranging from 9.5% to 10.5%, based on the weighted average cost of capital for FOX SPORTS Australia and Foxtel using the capital asset pricing model, and long-term growth rates of approximately 2.5%, reflecting the Company’s assessment of the long-term inflation rate for Australia.

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

(a)

Includes Depreciation and amortization of $4 million for the period July 1, 2012 through the date of acquisition. Operating income before depreciation and amortization was $67 million for the period July 1, 2012 through the date of acquisition.

NOTE 4. RESTRUCTURING PROGRAMS

The Company recorded restructuring charges of $84 million and $79 million for the fiscal years ended June 30, 2015 and 2014, respectively, of which $75 million and $67 million related to the News and Information Services segment, respectively. The restructuring charges recorded in fiscal 2015 and 2014 were primarily for employee termination benefits.

In fiscal 2013, the Company recorded restructuring charges of $293 million, of which $276 million related to the News and Information Services segment. The restructuring charges primarily related to the reorganization of the Australian newspaper businesses which was announced at the end of fiscal 2012 and the continued

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

reorganization of the U.K. newspaper businesses. The restructuring charges recorded were primarily for termination benefits in Australia and contract termination payments in the U.K.

Changes in the restructuring program liabilities were as follows:

	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, June 30, 2012	$51	$8	$—	$59
Additions	208	4	81	293
Payments	(207)	(5)	(69)	(281)
Other	(1)	(1)	(10)	(12)

Balance, June 30, 2013	$51	$6	$2	$59
Additions	69	8	2	79
Payments	(101)	(5)	(1)	(107)
Other	2	(2)	(3)	(3)

Balance, June 30, 2014	$21	$7	$—	$28
Additions	74	1	9	84
Payments	(46)	(3)	(3)	(52)
Other	(2)	—	—	(2)

Balance, June 30, 2015	$47	$5	$6	$58

As of June 30, 2015, restructuring liabilities of approximately $49 million were included in the Balance Sheet in Other current liabilities and $9 million were included in Other non-current liabilities.

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of June 30, 2015	As of June 30,
		2015	2014
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,476	$1,869
Other equity method investments(b)	various	168	24
Loan receivable from Foxtel(c)	N/A	345	425
Available-for-sale securities(d)	various	185	151
Cost method investments(e)	various	205	140

Total Investments		$2,379	$2,609

(a)

The change in the Foxtel investment for the fiscal year ended June 30, 2015 was primarily due to the impact of foreign currency fluctuations. For the fiscal years ended June 30, 2015 and 2014, the Company received dividends from Foxtel of $107 million and $151 million, respectively.

The Company’s investment in Foxtel exceeds its equity in the underlying net assets by approximately $1.6 billion as of June 30, 2015. This amount represented the excess cost over the Company’s proportionate share of its investment’s underlying net assets. This has been allocated between finite-lived intangible assets,

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

indefinite-lived intangible assets and goodwill. The finite-lived intangible assets of approximately $0.5 billion primarily represent subscriber relationships with a weighted remaining average useful life of 8 years.

(b)

In July 2014, REA Group purchased a 17.22% interest in iProperty Group Limited (ASX: IPP) (“iProperty”) for total cash consideration of approximately $100 million. iProperty has online property advertising operations primarily in Malaysia, Indonesia, Hong Kong, Macau, Thailand and Singapore. In December 2014, REA Group sold Squarefoot, its Hong Kong based business, to iProperty in exchange for an additional 2.2% interest in iProperty. As of June 30, 2015, including an acquisition of additional shares of iProperty in October 2014, REA Group owns an approximate 19.9% interest in iProperty. The Company retroactively applied the equity method of accounting in the second quarter of fiscal 2015 in accordance with ASC 323, “Investments—Equity Method and Joint Ventures.” The carrying value of the investment in iProperty was $90 million as of June 30, 2015. The change in the iProperty investment was primarily due to the impact of foreign currency fluctuations.

(c)

In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and Foxtel’s shareholders made pro rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($345 million and $425 million as of June 30, 2015 and June 30, 2014, respectively). The subordinated shareholder note can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder note has a maturity date of July 15, 2027, with interest of 12% payable on June 30 each year and at maturity. Upon maturity, the principal advanced will be repayable.

(d)

During fiscal 2015, the Company purchased a 14.99% interest in APN News and Media Limited (“APN”) for approximately $112 million. APN operates a portfolio of Australian and New Zealand radio and outdoor media assets and small regional print interests.

In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive (loss) income and included in Other, net in the Statement of Operations.

(e)

Cost method investments primarily include the Company’s investment in SEEKAsia Limited (“SEEK Asia”) and certain investments in China. In November 2014, SEEK Asia, in which the Company owned a 12.1% interest, acquired the online employment businesses of JobStreet Corporation Berhad (“JobStreet”), which were combined with JobsDB, Inc., SEEK Asia’s existing online employment business. The transaction was funded primarily through additional contributions by SEEK Asia shareholders which did not have an impact on the Company’s ownership. The Company’s share of the funding contribution was approximately $60 million. In June 2015, the Company purchased an additional 0.8% interest in SEEK Asia for approximately $7 million, which increased the Company’s investment to approximately 12.9%.

The Company measures the fair market values of available-for-sale investments as Level 1 financial instruments under ASC 820 as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of June 30,
	2015	2014
	(in millions)
Cost basis of available-for-sale investments	$164	$113
Accumulated gross unrealized gain	46	38
Accumulated gross unrealized loss	(25)	—

Fair value of available-for-sale investments	$185	$151

Net deferred tax liability	$11	$14

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions)
Foxtel(a)	$59	$90	$66
Pay television and cable network programming equity affiliates(b)	—	—	51
Other equity affiliates, net	(1)	—	(17)

Total Equity earnings of affiliates	$58	$90	$100

(a)

The Company owned 25% of Foxtel through November 2012. In November 2012, the Company increased its ownership in Foxtel to 50% as a result of the CMH acquisition. In accordance with ASC 350, the Company amortized $57 million, $62 million and $43 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

(b)

Includes equity earnings of FOX SPORTS Australia and SKY Network Television Ltd. The Company acquired the remaining interest in FOX SPORTS Australia in November 2012 as a result of the CMH acquisition. The results of FOX SPORTS Australia have been included within the Cable Network Programming segment in the Company’s consolidated results of operations since November 2012. In March 2013, the Company sold its 44% equity interest in SKY Network Television Ltd. for approximately $675 million and recorded a gain of approximately $321 million which was included in Other, net in the Statement of Operations for the fiscal year ended June 30, 2013. For the fiscal year ended June 30, 2013, the Company received dividends from SKY Network Television Ltd. of $60 million.

Impairments of investments

The Company regularly reviews its investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. The Company recorded impairment charges of $15 million related to the Company’s investment in an Australian newspaper business included in Other equity method investments during the fiscal year ended June 30, 2013, which were reflected in Equity earnings of affiliates in the Statements of Operations. The Company recorded write-offs of certain investments in the fiscal year ended June 30, 2015 and 2014 of $5 million and $10 million, respectively. These write-offs were reflected in Other, net in the Statements of Operations. These impairments and write-offs were taken as a result of either the deteriorating financial position of the investee or due to other-than-temporary impairment resulting from sustained losses and limited prospects for recovery.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information

Summarized financial information for the significant equity affiliates, including Foxtel, FOX SPORTS Australia for periods through November 2012 and SKY Network Television Ltd. for periods through March 2013, accounted for under the equity method was as follows:

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions)
Revenues	$2,658	$2,897	$3,872
Operating income	441	554	675
Net income	232	304	357

	As of June 30,
	2015	2014
	(in millions)
Current assets	$480	$490
Non-current assets	2,490	2,805
Current liabilities	732	817
Non-current liabilities	2,550	2,887

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions)
Revenues	$2,658	$2,897	$3,184
Operating income(a)	441	554	491
Net income	232	304	240

(a)

Includes Depreciation and amortization of $319 million, $349 million and $441 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Operating income before depreciation and amortization was $760 million, $903 million and $932 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2015	2014
		(in millions)
Land		$161	$177
Buildings and leaseholds	3 to 50 years	1,932	2,069
Machinery and equipment(a)	3 to 40 years	3,070	3,282

		5,163	5,528
Less: accumulated depreciation and amortization(b)		(2,542)	(2,623)

		2,621	2,905
Construction in progress(a)		125	104

Total Property, plant and equipment, net		$2,746	$3,009

(a)

Includes capitalized software of approximately $982 million and $870 million as of June 30, 2015 and 2014, respectively. For the fiscal year ended June 30, 2015, the Company recorded impairment charges of $45

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

million. (See Note 7—Goodwill and Other Intangible Assets for further discussion of the impairment charges). For the fiscal year ended June 30, 2014, recorded an impairment charge of $15 million related to the sale of a U.S. printing plant.

(b)	Includes accumulated amortization of capitalized software of approximately $479 million and $412 million as of June 30, 2015 and 2014, respectively.

Depreciation and amortization related to property, plant and equipment was $428 million, $483 million and $454 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. This includes amortization of capitalized software of $186 million, $155 million and $122 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Total operating lease expense was approximately $200 million, $192 million and $146 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of the Company’s intangible assets and related accumulated amortization for the fiscal years ended June 30, 2015 and June 30, 2014 were as follows:

	As of June 30,
	2015	2014
	(in millions)
Intangible Assets Not Subject to Amortization
Newspaper Mastheads	$308	$317
Distribution Networks	392	397
Imprints	266	190
Tradenames	120	4

Total intangible assets not subject to amortization	1,086	908

Intangible Assets Subject to Amortization
Channel Distribution Agreements(a)	366	471
Publishing Rights(b)	389	358
Customer Relationships(c)	360	352
Other(d)	41	48

Total intangible assets subject to amortization, net	1,156	1,229

Total Intangible assets, net	$2,242	$2,137

(a)

Net of accumulated amortization of $43 million and $33 million as of June 30, 2015 and 2014, respectively. The average useful life of the channel distribution agreements is 25 years primarily based on the period that a majority of the future cash flows from these intangibles will be generated.

(b)

Net of accumulated amortization of $122 million and $94 million as of June 30, 2015 and 2014, respectively. The average useful life of publishing rights is 4 to 30 years primarily based on the weighted-average remaining contractual terms of the underlying publishing contracts and the Company’s estimates of the period within those terms that the asset is expected to generate a majority of its future cash flows.

(c)

Net of accumulated amortization of $354 million and $325 million as of June 30, 2015 and 2014, respectively. The average useful life of customer relationships ranges from 2 to 25 years. The useful lives of these assets are estimated by applying historical attrition rates and determining the resulting period over which a majority of the accumulated undiscounted cash flows related to the customer relationships are

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

expected to be generated. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.
(d)

Net of accumulated amortization of $90 million and $86 million as of June 30, 2015 and 2014, respectively. The average useful life of other intangible assets ranges from 2 to 10 years. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

Amortization related to amortizable intangible assets was $102 million, $95 million and $94 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Based on the current amount of amortizable intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2016—$94 million; 2017—$90 million; 2018—$83 million; 2019—$70 million; and 2020—$65 million. These amounts may vary as acquisitions and disposals occur in the future and as purchase price allocations are finalized.

The changes in the carrying value of goodwill, by segment, are as follows:

	News and Information Services	Book Publishing	Digital Real Estate Services	Cable Network Programming	Digital Education	Other	Total Goodwill
	(in millions)
Balance, June 30, 2013	$1,679	$70	$70	$581	$325	$—	$2,725
Acquisitions	19	2	12	—	—	—	33
Foreign currency movements	3	—	4	18	—	—	25
Dispositions	—	(1)	—	—	—	—	(1)

Balance, June 30, 2014	$1,701	$71	$86	$599	$325	$—	$2,782

Acquisitions	—	191	566	—	—	4	761
Foreign currency movements	(5)	(21)	(16)	(113)	—	—	(155)
Impairments	—	—	—	—	(325)	—	(325)

Balance, June 30, 2015	$1,696	$241	$636	$486	$—	$4	$3,063

The carrying amount of goodwill as of June 30, 2015 reflected accumulated impairments, principally relating to the News and Information Services segment of $3.4 billion and the Digital Education segment of $325 million. Refer to the discussion below for further details on the fiscal 2015 goodwill and intangible asset impairment in the Digital Education segment.

Annual Impairment Assessments

Fiscal 2015

In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually in the fourth quarter for impairment or earlier if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below their carrying amount. (See Note 2—Summary of Significant Accounting Policies for additional information regarding the Company’s annual impairment methodology).

During the fourth quarter of fiscal 2015, as part of the Company’s long-range planning process, the Company changed its strategy and related outlook with respect to the Amplify reporting unit which resulted in a reduction in expected future cash flows for the business (See Note 18—Segment Information). As a result, the Company determined that the fair value of this reporting unit declined below its carrying value and recorded a

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

non-cash impairment charge of $371 million, with no associated tax impact, in the fiscal year ended June 30, 2015. The charge primarily consisted of a write-down of the Company’s goodwill of $325 million and a write-down of capitalized software development costs of $45 million. For the impaired reporting unit, significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 12%-45%) and long-term growth rates (ranging from 0%-4%).

Other than the impairment noted above, the Company determined that the goodwill and indefinite-lived intangible assets included in the Balance Sheets were not impaired for the remaining reporting units. Significant unobservable inputs utilized in the income approach valuation method for these reporting units were discount rates (ranging from 9%-14%), long-term growth rates (ranging from 0%-3%) and royalty rates (ranging from 0.5%-3.3%). Significant unobservable inputs utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 10%-15%). Significant increases (decreases) in royalty rates, growth rates, control premium and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premium and multiples, would result in a significantly higher (lower) fair value measurement.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. CREDIT FACILITY

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of June 30, 2015, the Company was in compliance with all of the applicable debt covenants.

The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement which varies based on the Company’s adjusted operating income leverage ratio. As of June 30, 2015, the Company is paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

NOTE 9. REDEEMABLE PREFERRED STOCK

In connection with the Separation, 21st Century Fox sold 4,000 shares of cumulative redeemable preferred stock with a par value of $5,000 per share of a newly formed U.S. subsidiary of the Company. The preferred stock pays dividends at a rate of 9.5% per annum, payable quarterly, in arrears. The preferred stock is callable by the Company at any time after the fifth year and is puttable at the option of the holder after 10 years. As of June 30, 2015 and 2014, $20 million is included in Redeemable preferred stock on the Balance Sheets.

NOTE 10. STOCKHOLDERS’ EQUITY

The following relates to Stockholders’ equity subsequent to the Separation. For a discussion of 21st Century Fox’s investment prior to the Separation. (See Note 13—Related Party Transactions and Relationship with 21st Century Fox).

Authorized Capital Stock

The Company’s authorized capital stock consists of 1,500,000,000 shares of Class A Common Stock, par value $0.01 per share, 750,000,000 shares of Class B Common Stock, par value $0.01 per share, 25,000,000 shares of Series Common Stock, par value $0.01 per share, and 25,000,000 shares of Preferred Stock, par value $0.01 per share.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

Shares Outstanding—On June 28, 2013, the distribution of one share of Class A Common Stock of the Company for every four shares of 21st Century Fox Class A Common Stock and one share of Class B Common Stock of the Company for every four shares of 21st Century Fox Class B Common Stock was completed. Following the Separation, the Company had approximately 379 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and 200 million shares of Class B Common Stock outstanding at a par value of $0.01 per share. As of June 30, 2015, the Company had approximately 382 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and approximately 200 million shares of Class B Common Stock outstanding at a par value of $0.01 per share.

Dividends—Holders of shares of the Company’s Class A Common Stock and Class B Common Stock are entitled to receive dividends when and if declared by the Board of Directors out of assets or funds legally available for that purpose. In August 2015, the Company’s Board of Directors (the “Board of Directors”) declared a semi-annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock. This dividend is payable on October 21, 2015 with a record date for determining dividend entitlements of September 16, 2015. Future dividends are dependent on the Company’s financial condition and results of operations, the capital requirements of its business, covenants associated with debt obligations, other contractual restrictions, legal requirements, regulatory constraints, industry practice and other factors deemed relevant by its Board of Directors.

Voting Rights—Holders of the Company’s Class A Common Stock are entitled to vote only in the limited circumstances set forth in the Company’s Restated Certificate of Incorporation. Holders of the Company’s Class B Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

Liquidation Rights—In the event of a liquidation or dissolution of the Company holders of Class A Common Stock and Class B Common Stock shall be entitled to receive all of the remaining assets of the Company available for distribution to its stockholders, ratably in proportion to the number of shares held by Class A Common Stock holders and Class B Common Stock holders, respectively. In the event of any merger or consolidation with or into another entity, the holders of Class A Common Stock and the holders of Class B Common Stock shall generally be entitled to receive substantially identical per share consideration.

Stock Repurchases

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. Through August 6, 2015 the Company repurchased approximately 3.0 million shares of Class A Common Stock for an aggregate purchase price of approximately $45 million. The remaining authorized amount under the stock repurchase program as of August 6, 2015 was approximately $455 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stockholder Rights Agreement

During fiscal 2015, the Company’s Board of Directors determined to again amend and restate the Company’s rights agreement, dated as of June 18, 2014, under which the rights provided for therein were scheduled to expire on June 18, 2015. Pursuant to the second amended and restated rights agreement, which is referred to below as the “rights agreement,” the expiration date of the rights is now June 18, 2018, unless the rights agreement is earlier terminated or such date is advanced or extended by the Company, or the rights are earlier redeemed or exchanged by the Company.

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

The rights will not become exercisable by virtue of (i) any person’s or group’s beneficial ownership, as of the Distribution Date, of 15% or more of the Class B Common Stock of the Company, unless such person or group acquires beneficial ownership of additional shares of the Company’s Class B Common Stock after June 18, 2015; (ii) the repurchase of the Company’s shares that causes a holder to become the beneficial owner of 15% or more of the Company’s Class B Common Stock, unless such holder acquires beneficial ownership of additional shares representing one percent or more of the Company’s Class B Common Stock; (iii) acquisitions by way of a pro rata stock dividend or a stock split; (iv) acquisitions solely as a result of any unilateral grant of any security by the Company or through the exercise of any options, warrants, rights or similar interests (including restricted stock) granted by the Company to its directors, officers and employees pursuant to any equity incentive or award plan; or (v) certain acquisitions determined by the Company’s Board of Directors to be inadvertent, provided, that following such acquisition, the acquirer promptly, but in any case within 10 business days, divests a sufficient number of shares so that such person would no longer otherwise qualify as an acquiring person.

NOTE 11. EQUITY-BASED COMPENSATION

For the fiscal year ended June 30, 2015, the Company’s employees participated in the Company’s 2013 Long-Term Incentive Plan (the “2013 LTIP”) which was approved by the Compensation Committee of 21st Century Fox’s Board of Directors (the “21st Century Fox Compensation Committee”) prior to the Separation. The Company has the ability to award up to 30 million shares under the terms of the 2013 LTIP in addition to the converted awards described below under “News Corporation Incentive Plans subsequent to the Separation.” The equity-based compensation expense recorded by the Company for fiscal 2015 includes the direct expenses associated with equity awards granted to the Company’s employees under the 2013 LTIP. Prior to the Separation from 21st Century Fox, the Company’s employees participated in 21st Century Fox’s equity-based compensation plans (the “21st Century Fox Plans”) pursuant to which they were granted 21st Century Fox equity awards. The equity-based payment expense recorded by the Company prior to the Separation includes the expense associated with the employees historically attributable to the Company’s operations, as well as an allocation of equity-based compensation expense for 21st Century Fox corporate employees who provided certain centralized support functions.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of Move in November 2014, the Company assumed Move’s equity incentive plans and substantially all of the awards outstanding under such plans. The stock options, RSUs and restricted stock awards that were assumed continue to have the same terms and conditions that applied to those awards immediately prior to the acquisition, except that such assumed awards were converted into awards with the right to be settled in, or by reference to, the Company’s Class A Common Stock in accordance with the acquisition agreement, using a formula designed to preserve the value of the awards based on the price per share paid in the acquisition. The Company assumed and converted approximately 4.3 million stock options and approximately 2.5 million RSUs and restricted stock awards in connection with the transaction.

The following table summarizes the Company’s equity-based compensation expense reported in the Statements of Operations:

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions)
News Corporation’s employees	$54	$34	$41
Allocated(a)	—	—	8

Total	$54	$34	$49

Total intrinsic value of stock options exercised	$24	$2	$23

(a)	The allocated expense includes executive directors and corporate executives of 21st Century Fox, allocated using a proportional allocation methodology, which management has deemed to be reasonable.

As of June 30, 2015, total compensation cost not yet recognized for all plans presented related to unvested awards held by the Company’s employees was approximately $73 million and is expected to be recognized over a weighted average period between one and two years.

The tax benefit recognized on vested PSUs and RSUs for the Company’s employees and stock options exercised by the Company’s employees was $17 million, $8 million and $10 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

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

In addition, in connection with the Separation, RSUs and PSUs granted to the Company’s employees under the 21st Century Fox plan’s that vested on or after January 1, 2014 and stock option awards that expired on or after January 1, 2014 were converted into new equity awards of the Company, in accordance with the Employee Matters Agreement that the Company entered into with 21st Century Fox in connection with the Separation (the “Employee Matters Agreement”), using a formula designed to preserve the value of the awards immediately prior to the Separation. Converted awards have the same terms and features as the original awards, except with respect to PSU performance metrics, which were adjusted to account for the impact of the Separation. These awards will be settled under the terms of the Company’s 2013 LTIP.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21st Century Fox Incentive Plans prior to the Separation

Prior to the Separation, the Company’s employees participated in the 21st Century Fox Plans under which equity-based compensation, including stock options, PSUs, restricted stock, RSUs and other types of awards, was granted. The 21st Century Fox Compensation Committee determined the recipients, type of award to be granted and amounts of awards granted under the 21st Century Fox Plans. Stock options awarded under the 21st Century Fox Plans were granted at exercise prices which were equal to or exceeded the market price of the underlying shares of common stock at the date of grant. The majority of equity-based compensation awards which vested on or prior to December 31, 2013 were settled in 21st Century Fox stock. As of June 30, 2015, all awards held by the Company’s employees will be settled in shares of the Company.

Summary of Incentive plans

The fair value of equity-based compensation granted under the 2013 LTIP or the 21st Century Fox Plans, as applicable, is calculated according to the type of award issued. Cash settled awards are marked-to-market at each reporting period.

Performance Stock Units

PSUs are fair valued on the date of grant and expensed using a straight-line method as the awards cliff vest at the end of the three-year performance period. The number of shares expected to vest is based on management’s determination of the probable outcome of the performance condition. The number of shares that will be issued upon the vesting of PSUs can range from 0% to 200% of the target award. The Company records a cumulative adjustment in periods in which its estimate of the number of shares expected to vest changes. Additionally, the expense recognized is ultimately adjusted to reflect the actual vested shares following the achievement, if any, of the performance conditions. The number of awards which vest are also impacted by the Company’s three-year total shareholder return (“TSR”) as measured against the three-year TSR of the companies that comprise the Standard and Poor’s 500 Index. The fair value of the TSR condition is determined using a Monte Carlo simulation model. Any person who holds PSUs shall have no ownership interest in the shares to which such PSUs relate until and unless the shares are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited equity-based compensation awards become available for future grants.

In the first quarter of fiscal 2015, certain executives of the Company responsible for various business units each received a grant of PSUs that has a three-year performance measurement period beginning on July 1, 2014. The awards are subject to the achievement of pre-defined targets for cumulative earnings per share and cumulative free cash flow for the applicable performance period. The majority of these awards will be settled in shares of the Company’s Class A Common Stock subject to the achievement of the relevant performance metrics and participants’ continued employment with the Company.

In the second quarter of fiscal 2014, certain executives of the Company responsible for various business units each received a grant of PSUs that has a three-year performance measurement period beginning on July 1, 2013. The awards are subject to the achievement of pre-defined targets for cumulative earnings per share and consolidated free cash flow growth for the applicable performance period. The majority of these awards will be settled in shares of the Company’s Class A Common Stock subject to the achievement of the relevant performance metrics and participants’ continued employment with the Company.

In the first quarter of fiscal 2013, certain executives of the Company responsible for various business units each received a grant of PSUs that has a three-year performance measurement period beginning in July 2012. The awards are subject to the achievement of pre-defined goals for operating profit, cash flow and key divisional

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

performance indicators for the applicable performance period. These awards were converted to equity awards of the Company and the majority will be settled in shares of the Company’s Class A Common Stock subject to the achievement of the relevant performance metrics and participants’ continued employment with the Company.

For the fiscal years ended June 30, 2015, 2014 and 2013, a total of 3.4 million, 4.3 million and 1.7 million target PSUs were granted to the Company’s employees, respectively, of which 2.3 million, 2.7 million and 1.2 million, respectively, will be settled in Class A Common Stock of the Company, with the remaining having been granted to executive directors and to employees in certain foreign locations, being settled in cash.

Restricted Stock Units

RSU awards are grants that entitle the holder to shares of the Company’s Class A Common Stock or the cash equivalent value of such shares based on the expected vesting date. The fair value of RSUs issued under the 2013 LTIP or 21st Century Fox Plans is based upon the fair market value of the shares underlying the awards on the grant date. Any person who holds RSUs shall have no ownership interest in the shares to which such RSUs relate until and unless shares are delivered to the holder. Certain RSU awards are settled in cash and are subject to the terms and conditions of the 2013 LTIP and such other terms and conditions as were previously established by the 21st Century Fox Compensation Committee or as may be established by the Company’s Compensation Committee.

During fiscal 2015 and 2014, certain employees of the Company received a grant of time-vested RSUs. The awards are subject to the participants’ continued employment with the Company.

In fiscal 2013, certain executives responsible for various business units within the Company had the opportunity to earn a grant of RSUs under the 21st Century Fox Plans. These awards were conditioned upon the achievement of pre-determined operating profit goals for fiscal 2013 by the executive’s respective business unit. If the actual fiscal 2013 operating profit of the executive’s business unit as compared to its pre-determined target operating profit for the fiscal year was within a certain performance goal range, the executive was entitled to receive a grant of RSUs pursuant to a Performance Award. To the extent that it was determined that the business unit’s actual fiscal 2013 operating profit fell within the performance goal range for that fiscal year, the executive received a percentage of his or her annualized base salary, ranging from 0% to 100%, in time-vested RSUs representing shares of Class A Common Stock of either 21st Century Fox or the Company depending on the vesting date of such awards. As of June 30, 2014, all such RSUs were settled by the Company in accordance with the terms of the awards.

During the fiscal years ended June 30, 2015, 2014 and 2013, 0.5 million, 0.2 million and 0.2 million RSUs were granted to the Company’s employees, respectively, which primarily vest over three to four years. RSUs held by the Company’s employees as of the Distribution Date were settled in shares of 21st Century Fox’s Class A Common Stock if such awards vested on or prior to December 31, 2013. The remaining awards will be settled in shares of the Company’s Class A Common Stock or the cash equivalent value of such shares under the 2013 LTIP upon vesting. Approximately 52,000 cash-settled RSUs held by the Company’s employees vested during the fiscal year ended June 30, 2015, no cash-settled RSUs vested during the fiscal year ended June 30, 2014 and approximately 266,000 cash-settled RSUs vested during the fiscal year ended June 30, 2013. Cash paid to the Company’s employees for vested cash-settled RSUs was approximately $0.9 million for the fiscal year ended June 30, 2015, nil for the fiscal year ended June 30, 2014, and approximately $6 million in the fiscal year ended June 30, 2013.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to the target PSUs and RSUs granted to the Company’s employees which will be settled in shares of the Company (PSUs and RSUs in thousands):

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Number of shares	Weighted average grant- date fair value(g)	Number of shares	Weighted average grant- date fair value(g)	Number of shares	Weighted average grant- date fair value(g)
PSUs and RSUs
Unvested units at beginning of the year	7,222	$13.00	5,557	$9.46	3,076	$14.81
Granted(a)	2,975	17.29	2,924	19.06	1,414	24.83
RSUs assumed in acquisition(b)	2,491	15.20	—	—	—	—
Vested(c)	(3,131)	10.19	(24)	10.70	(869)	14.46
Cancelled(d)	(1,202)	11.36	(1,235)	11.39	(426)	15.52
Units impacted by the Separation(e)	—	—	—	—	(609)	17.02
Units granted in conversion, as a result of the Separation	—	—	—	—	2,971	9.46

Unvested units at the end of the year(f)	8,355	$16.77	7,222	$13.00	5,557	$9.46

(a)

Includes 2.3 million target PSUs and 0.5 million RSUs granted during fiscal 2015 and a payout adjustment of 0.2 million PSUs due to the actual performance level achieved for PSUs granted in 2012 that vested during fiscal 2015.

(b)	Represents RSUs assumed in the Move acquisition. The weighted average grant date fair value for the assumed awards was calculated using the fair value of the awards at the acquisition date.
(c)	The fair value of PSUs and RSUs held by the Company’s employees that vested during the fiscal years ended June 30, 2015, 2014 and 2013 was $32 million, nil and $20 million, respectively.
(d)

Includes 0.3 million of target PSUs and 0.3 million RSUs cancelled during fiscal 2015 and a payout adjustment of 0.6 million PSUs due to the actual performance level achieved for PSUs granted in 2012 that vested during fiscal 2015.

(e)

Represented 0.9 million of unvested PSUs and RSUs as of June 28, 2013, the date of the Separation, which were converted to and were settled in shares of 21st Century Fox Class A Common Stock as such awards vested on or prior to December 31, 2013, offset by 0.3 million awards which represent PSUs and RSUs held by 21st Century Fox Corporate employees who became employed by the Company during the 12 months prior to the Separation. These awards have been assumed by the Company and will be settled in the shares of the Company.

(f)	The intrinsic value of these unvested RSUs and target PSUs was approximately $127 million as of June 30, 2015.
(g)

The weighted average grant date fair value prior to June 30, 2013 represents the fair value of awards granted with respect to 21st Century Fox Class A Common Stock prior to conversion to awards of the Company. The weighted average grant date fair value of awards granted under the 21st Century Fox plans and converted into Company equity awards as of and subsequent to June 30, 2013 represents the fair value of the award using the conversion ratio set forth by the 21st Century Fox Compensation Committee.

Stock Options

As of June 28, 2013, the Company’s employees participated in certain stock option plans which were assumed by the Company. Outstanding awards under these plans were converted to and will be settled in Class A Common Stock of the Company as the expiration of such awards was subsequent to December 31, 2013. No stock options have been granted by the Company during the fiscal years ended June 30, 2015 and 2014.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock option transactions for the employee stock option plans (options in thousands):

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Options	Weighted average exercise price(e)	Options	Weighted average exercise price(e)	Options	Weighted average exercise price(e)
		(in US$)		(in US$)		(in US$)	(in A$)
Outstanding at the beginning of the year	263	$6.25	463	$5.88	4,086	$12.40	$18.27
Options assumed in acquisition(a)	4,336	7.46	—	—	—	—	—
Exercised	(2,521)	6.22	(200)	5.39	(2,924)	12.57	18.53
Cancelled	(70)	8.37	—	—	(191)	12.39	18.86
Options impacted by the Separation(b)	—	—	—	—	(786)	11.27	17.08
Shares granted in conversion, as a result of the Separation	—	—	—	—	278	5.88	—

Outstanding at the end of the year(c)	2,008	$8.82	263	$6.25	463	$5.88	$—

Exercisable at the end of the year(d)	1,117		263		463

(a)

Represents options assumed in the Move acquisition. The weighted average exercise price for the assumed options was calculated using the converted exercise price at the acquisition date. The converted exercise price was calculated using a formula designed to preserve the value of the awards based on the price per share paid in the acquisition.

(b)	Represents 0.8 million of outstanding options as of the Distribution Date, which were converted into and settled in Class A Common Stock of 21st Century Fox.
(c)

Represents the total number of outstanding options as of the Distribution Date which was converted to and will be settled in Class A Common Stock of the Company as the options expire subsequent to December 31, 2013. The intrinsic value of options outstanding held by the Company’s employees as of June 30, 2015, 2014 and 2013 was $12.8 million, $3.1 million, and $4.3 million, respectively. The weighted average remaining contractual life of options outstanding as of June 30, 2015 was 6.01 years.

(d)	The weighted average remaining contractual life of options exercisable as of June 30, 2015 was 4.34 years.
(e)

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

NOTE 12. (LOSS) EARNINGS PER SHARE

On the Distribution Date, approximately 579 million shares of News Corporation common stock were distributed to 21st Century Fox stockholders as of the Record Date and were outstanding as of June 30, 2013. This share amount is being utilized for the calculation of both basic and diluted (loss) earnings per share for all years presented prior to the Distribution Date as no News Corporation common stock or equity-based awards were outstanding prior to June 28, 2013.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The dilutive effect of the Company’s equity-based awards issued in connection with the Separation is included in the computation of diluted (loss) earnings per share in periods subsequent to the Separation.

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions, except per share amounts)
Net (loss) income attributable to News Corporation stockholders	$(147)	$239	$506
Redeemable preferred stock dividends(a)	(2)	(2)	—

Net (loss) income available to News Corporation stockholders—basic and diluted	$(149)	$237	$506

Weighted-average number of shares of common stock outstanding—basic	581.0	579.0	578.8
Dilutive effect of equity awards(b)	—	0.7	0.6

Weighted-average number of shares of common stock outstanding—diluted	581.0	579.7	579.4

Net (loss) income per share available to News Corporation stockholders—basic	$(0.26)	$0.41	$0.87
Net (loss) income per share available to News Corporation stockholders—diluted	$(0.26)	$0.41	$0.87

(a)	Refer to Note 9—Redeemable Preferred Stock
(b)

The dilutive impact of the Company’s PSUs, RSUs and stock options have been excluded from the calculation of diluted (loss) earnings per share for the fiscal year ended June 30, 2015 because their inclusion would have an antidilutive effect on the net loss per share.

NOTE 13. RELATED PARTY TRANSACTIONS AND RELATIONSHIP WITH 21ST CENTURY FOX

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates, to sell certain broadcast rights and purchase and/or sell advertising and administrative services. The following table sets forth the net revenue from related parties included in the Statements of Operations:

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions)
Related party revenue, net of expense	$330	$349	$242

The following table sets forth the amount of accounts receivable due from and payable to related parties outstanding on the Balance Sheets:

	As of June 30,
	2015	2014
	(in millions)
Accounts receivable from related parties	$3	$2
Notes receivable from related parties	345	425
Accounts payable to related parties	—	—

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Under the TSA, the Company and 21st Century Fox provided each other with certain specified services on a transitional basis, including, among others, payroll, employee benefits and pension administration, information systems, insurance, legal and other corporate services, as well as procurement and sourcing support. The charges for the transition services were generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The Company expected it would generally be in a position to complete the transition of most services (excluding certain insurance, sourcing and other services) on or before 24 months following the Distribution Date. Services under the TSA began on July 1, 2013. As a result, there was no financial impact resulting from the TSA in fiscal 2013. Costs associated with these services were not material for the fiscal years ended June 30, 2015 and 2014. As of June 30, 2015 substantially all of these services are performed by the Company.

The Tax Sharing and Indemnification Agreement governs the Company’s and 21st Century Fox’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Under the Tax Sharing and Indemnification Agreement, the Company will generally indemnify 21st Century Fox against taxes attributable to the Company’s assets or operations for all tax periods or portions thereof after the Separation. For taxable periods or portions thereof prior to the Separation, 21st Century Fox will generally indemnify the Company against U.S. consolidated taxes attributable to such periods, and the Company will indemnify 21st Century Fox against the Company’s separately filed U.S. state and foreign taxes and foreign consolidated taxes for such periods. The Tax Sharing and Indemnification Agreement also provides that the proceeds from the refund of certain foreign income taxes (plus interest) of a subsidiary of the Company that were claimed prior to the Separation be paid to 21st Century Fox, net of certain taxes (See Note 17—Income Taxes).

The Employee Matters Agreement governs the Company’s and 21st Century Fox’s obligations with respect to employment, compensation, benefits and other related matters for employees of certain of the Company’s

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Relationship between News Corp and 21st Century Fox Prior to the Separation

Historically, 21st Century Fox provided services to and funded certain expenses for the Company that have been included as a component of 21st Century Fox investment within Stockholders Equity such as: global real estate and occupancy, and employee benefits. In addition, as discussed in Note 1—Description of Business and Basis of Presentation, the Company’s Financial Statements for the fiscal year ended June 30, 2013 included general corporate expenses of 21st Century Fox which were not historically allocated to the Company for certain support functions that were provided on a centralized basis within 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities, and legal, among others (“General Corporate Expenses”). For purposes of these stand-alone financial statements, the General Corporate Expenses incurred prior to the Separation have been allocated to the Company. The General Corporate Expenses incurred prior to the Separation are included in the Statements of Operations in Selling, general and administrative expenses and accordingly as a component of 21st Century Fox investment. These expenses were allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated revenues, operating income, headcount or other measures of the Company. Management believes the assumptions underlying these Financial Statements, including the assumptions regarding allocating General Corporate Expenses from 21st Century Fox, were reasonable. Nevertheless, these Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect the Company’s consolidated results of operations, financial position and cash flows had it been a stand-alone company during the applicable period. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The corporate allocations made during the fiscal year ended June 30, 2013 of $240 million included both general corporate expenses of 21st Century Fox which were not historically allocated to the Company of $112 million, and historical direct allocations, primarily consisting of rent, insurance and stock compensation expense, of approximately $128 million.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the components of the net decrease in 21st Century Fox investment for the fiscal year ended June 30, 2013:

For the fiscal year ended June 30,
2013
(in millions)
Cash pooling and general financing activities(a)	$(176)
Corporate allocations	240
Cash transfer from 21st Century Fox for acquisitions and dispositions	1,933
Contribution of assets and liabilities assumed upon Separation:
Cash	786
Amounts due from 21st Century Fox(b)	247
Taxes payable(c)	571
Deferred taxes, net of valuation allowances(d)	416
Cost and equity-based investments	127
Employee benefits and compensation liabilities	(94)
Redeemable preferred stock	(20)
Other liabilities, net	(11)
Conversion of 21st Century Fox investment to Additional paid-in capital	(12,287)

Net decrease in 21st Century Fox investment	$(8,268)

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2015:

	As of June 30, 2015
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Purchase obligations(a)	$941	$353	$220	$118	$250
Sports programming rights(b)	324	125	181	15	3
Operating leases(c)
Land and buildings	1,710	138	276	264	1,032
Plant and machinery	5	3	2	—	—

Total commitments and contractual obligations	$2,980	$619	$679	$397	$1,285

(a)	The Company has commitments under purchase obligations related to printing contracts, capital projects, marketing agreements and other legally binding commitments.
(b)

The Company has sports programming rights commitments with National Rugby League, Football Federation Australia, English Premier League as well as certain other broadcast rights which are payable through fiscal 2021.

(c)

The Company leases office facilities, warehouse facilities, printing plants and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2062. This amount includes approximately $280 million of office facilities that have been subleased from 21st Century Fox.

The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements for production. Since the quantities purchased annually under these contracts are not fixed and based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.

In accordance with ASC 715, the net liability for pension and other postretirement benefit plans recognized as of June 30, 2015 was approximately $281 million (See Note 15—Retirement Benefit Obligations). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $101 million, $169 million and $183 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. These costs are included in Selling, general and administrative expenses in the Company’s Statements of Operations. With respect to the fees and costs incurred during the fiscal years ended June 30, 2015 and 2014, the Company has been or will be indemnified by 21st Century Fox for $51 million, net of tax, and $97 million, net of tax, respectively, pursuant to the indemnification arrangements described above. Accordingly, the Company recorded a contra expense in Selling, general and administrative expenses for the after-tax costs that were or will be indemnified of $51 million and $97 million for the fiscal years ended June 30, 2015 and 2014, respectively, and recorded a corresponding receivable from 21st Century Fox. Therefore, the net impact on Selling, general and administrative expenses were $50 million and $72 million for the fiscal years ended June 30, 2015 and 2014, respectively.

Refer to the table below for the net impact of the U.K. Newspaper Matters on Selling, general and administrative expenses recorded in the Statements of Operations:

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions)
Gross legal and professional fees related to the U.K. Newspaper Matters	$101	$169	$183
Indemnification from 21st Century Fox	(51)	(97)	—

Net impact on Selling, general and administrative expenses	$50	$72	$183

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

As of June 30, 2015, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $125 million, of which approximately $63 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of June 30, 2015. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

News America Marketing

In-Store Marketing and FSI Purchasers

On April 8, 2014, in connection with a pending action in the United States District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC and BEF Foods, Inc. allege various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”), and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”), plaintiffs filed a fourth amended complaint on consent of the parties. The fourth amended complaint asserts federal and state antitrust claims both individually and on behalf of two putative classes in connection with

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

plaintiffs’ purchase of in-store marketing services and free-standing insert coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees. The NAM Group answered the fourth amended complaint and asserted counterclaims against The Dial Corporation, H.J. Heinz Company, H.J. Heinz Company, L.P., and Foster Poultry Farms on April 21, 2014, and discovery is proceeding.

On August 11, 2014, plaintiffs filed a motion seeking certification of a class of all persons residing in the United States who purchased in-store marketing services on or after April 5, 2008, and have not purchased those services pursuant to contracts with mandatory arbitration clauses. Plaintiffs did not, however, move to certify a class of purchasers of free-standing insert coupons. On June 18, 2015, the District Court granted plaintiffs’ motion for class certification, and on July 2, 2015, the NAM Group filed a petition for leave to appeal the District Court’s decision to the United States Court of Appeals for the Second Circuit, which plaintiffs have opposed.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Other

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, it is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its financial condition, future results of operations or liquidity. As subsidiaries of 21st Century Fox prior to the Separation, the Company and each of its domestic subsidiaries have joint and several liability with 21st Century Fox for the consolidated U.S. federal income taxes of the 21st Century Fox consolidated group relating to any taxable periods during which the Company or any of the Company’s domestic subsidiaries were a member of the 21st Century Fox consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21st Century Fox consolidated group. The Tax Sharing and Indemnification Agreement requires 21st Century Fox to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS or other taxing authorities in amounts that the Company cannot quantify.

NOTE 15. RETIREMENT BENEFIT OBLIGATIONS

Employees Participation in Pension Plans Subsequent to the Separation

The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries (“Direct Plans”). Plans in the U.S., U.K., Australia, and Canada are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through income are recorded in Accumulated other comprehensive (loss) income, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets and mortality rates. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2015, 2014 and 2013.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Summary of Funded Status

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The combined domestic and foreign pension and postretirement plans resulted in a net pension and postretirement benefits liability of $281 million and $217 million at June 30, 2015 and 2014, respectively. The Company recognized these amounts in the Balance Sheets at June 30, 2015 and June 30, 2014 as follows:

	Pension Benefits
	Domestic		Foreign		Postretirement benefits		Total
	As of June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(in millions)
Other non-current assets	$—	$—	$36	$67	$—	$—	$36	$67
Other current liabilities	—	—	(1)	(1)	(11)	(11)	(12)	(12)
Retirement benefit obligations	(80)	(49)	(103)	(84)	(122)	(139)	(305)	(272)

Net amount recognized	$(80)	$(49)	$(68)	$(18)	$(133)	$(150)	$(281)	$(217)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the change in the projected benefit obligation, change in the fair value of the Company’s plan assets and funded status:

	Pension Benefits				Postretirement Benefits		Total
	Domestic		Foreign
	As of June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(in millions)
Projected benefit obligation, beginning of the year	$350	$342	$1,252	$1,114	$150	$183	$1,752	$1,639
Service cost	1	4	11	12	—	1	12	17
Interest cost	17	16	49	51	6	7	72	74
Benefits paid	(16)	(15)	(58)	(47)	(9)	(10)	(83)	(72)
Settlements(a)	(9)	(12)	—	(36)	—	—	(9)	(48)
Actuarial loss/(gain)(b)	10	35	85	39	(13)	9	82	83
Foreign exchange rate changes	—	—	(122)	117	(1)	2	(123)	119
Plan curtailments	—	(20)	—	—	—	(1)	—	(21)
Amendments, transfers and other(c)	29	—	55	2	—	(41)	84	(39)

Projected benefit obligation, end of the year	382	350	1,272	1,252	133	150	1,787	1,752

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	301	255	1,234	1,031	—	—	1,535	1,286
Actual return on plan assets	5	36	91	73	—	—	96	109
Employer contributions(d)	—	37	9	100	—	—	9	137
Benefits paid	(16)	(15)	(58)	(47)	—	—	(74)	(62)
Settlements(a)	(9)	(12)	—	(36)	—	—	(9)	(48)
Foreign exchange rate changes	—	—	(120)	111	—	—	(120)	111
Amendments, transfers and other(c)	21	—	48	2	—	—	69	2

Fair value of plan assets, end of the year	302	301	1,204	1,234	—	—	1,506	1,535

Funded status	$(80)	$(49)	$(68)	$(18)	$(133)	$(150)	$(281)	$(217)

(a)	Amounts related to payments made to former employees of the Company in full settlement of their deferred pension benefits.
(b)

Fiscal 2015 actuarial losses for domestic pension plans are primarily related to the strengthening of the mortality tables utilized in measuring plan obligations as of June 30, 2015. Fiscal 2015 actuarial losses for foreign pension plans are primarily related to changes in the discount rate utilized in measuring the plan obligations as of June 30, 2015. Fiscal 2015 actuarial gains related to postretirement benefits primarily relate to changes in plan demographics. Fiscal 2014 actuarial losses for domestic pension and postretirement benefits primarily related to changes in the discount rate and strengthening of the mortality tables utilized in measuring plan obligations as of June 30, 2014. Fiscal 2014 actuarial losses for foreign pension benefits primarily related to changes in the discount rate as of June 30, 2014.

(c)

For fiscal 2015, the increase in the Company’s pension benefit obligation and plan assets relates to the acquisition of Harlequin and the assumption of Harlequin’s defined benefit pension plans which resulted in an increase in the Company’s net pension liability of approximately $15 million. For fiscal 2014, the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$41 million reduction in the post-retirement medical plan obligation was due to changes made to the Company’s retiree medical plans during the first quarter of fiscal 2014. The reduction was recognized in Other comprehensive income during the period and will be amortized over the remaining expected life of the plans’ participants as actuarially determined.

(d)

During the first quarter of fiscal 2014 approximately $37 million of contributions were made to a foreign pension plan by a third party in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. This contribution reduced the Company’s Retirement benefit obligation and resulted in a gain being recognized in Other, net in the Statement of Operations during the fiscal year ended June 30, 2014.

Amounts recognized in Accumulated other comprehensive (loss) income consist of:

	Pension Benefits				Postretirement Benefits		Total
	Domestic		Foreign
	As of June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(in millions)
Actuarial losses (gains)	$131	$108	$439	$420	$4	$18	$574	$546
Prior service (benefit) cost	—	—	—	—	(41)	(54)	(41)	(54)

Net amounts recognized	$131	$108	$439	$420	$(37)	$(36)	$533	$492

Amounts in Accumulated other comprehensive (loss) income expected to be recognized as a component of net periodic pension cost in fiscal 2016:

	Pension Benefits		Postretirement Benefits	Total
	Domestic	Foreign
	As of June 30, 2015
	(in millions)
Actuarial losses (gains)	$4	$15	$—	$19
Prior service (benefit) cost	—	—	(7)	(7)

Net amounts recognized	$4	$15	$(7)	$12

Accumulated pension benefit obligations as of June 30, 2015 and 2014 were $1,639 million and $1,590 million, respectively. Below is information about funded and unfunded pension plans.

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Projected benefit obligation	$370	$339	$12	$11	$382	$350
Accumulated benefit obligation	368	339	12	11	380	350
Fair value of plan assets	302	301	—	—	302	301

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Projected benefit obligation	$1,198	$1,183	$74	$69	$1,272	$1,252
Accumulated benefit obligation	1,185	1,171	74	69	1,259	1,240
Fair value of plan assets	1,204	1,234	—	—	1,204	1,234

The accumulated benefit obligation exceeds the fair value of plan assets for all domestic pension plans. Below is information about foreign pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets.

	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Projected benefit obligation	$550	$237	$74	$69	$624	$306
Accumulated benefit obligation	549	237	74	69	623	306
Fair value of plan assets	525	221	—	—	525	221

Summary of Net Periodic Benefit Costs

The Company recorded ($4) million, $7 million and $56 million in net periodic benefit (income) costs in the Statements of Operations for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Costs associated with the Company’s Direct Plans are included in net periodic benefit costs—Direct below. Costs associated with the Shared Plans prior to the Separation are included in the net periodic benefit costs—Employees participation in 21st Century Fox plans below. In addition, a portion of certain other benefit plan costs incurred by 21st Century Fox were allocated to the Company prior to the Separation and these costs are included in net periodic benefit costs—Corporate allocations. Benefit costs related to employee participation in 21st Century Fox plans and Corporate allocations did not recur in periods subsequent to the Separation.

The amortization of amounts related to unrecognized prior service costs (credits) and deferred losses were reclassified out of Other comprehensive income as a component of net periodic benefit costs. In addition, approximately $2 million related to settlements, curtailments and other was reclassified out of Other comprehensive income as a component of net periodic benefit costs during the fiscal year ended June 30, 2015.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefits costs were as follows:

	Pension Benefits						Postretirement Benefits			Total
	Domestic			Foreign
	For the fiscal years ended June 30,
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(in millions)
Service cost benefits earned during the period	$1	$4	$1	$11	$12	$18	$—	$1	$1	$12	$17	$20
Interest costs on projected benefit obligations	17	16	11	49	51	51	6	7	8	72	74	70
Expected return on plan assets	(22)	(17)	(13)	(71)	(76)	(65)	—	—	—	(93)	(93)	(78)
Amortization of deferred losses	3	4	3	13	12	15	—	(1)	3	16	15	21
Amortization of prior service costs	—	—	—	—	—	—	(13)	(13)	(13)	(13)	(13)	(13)
Settlements, curtailments and other	2	4	—	—	3	15	—	—	—	2	7	15

Net periodic benefits costs- Direct	1	11	2	2	2	34	(7)	(6)	(1)	(4)	7	35
Employees participation in 21st Century Fox plans	—	—	16	—	—	—	—	—	—	—	—	16
Corporate allocations(a)	—	—	5	—	—	—	—	—	—	—	—	5

Net periodic benefits costs- Total	$1	$11	$23	$2	$2	$34	$(7)	$(6)	$(1)	$(4)	$7	$56

(a)	The allocated expense includes corporate executives of 21st Century Fox, allocated using a proportional allocation methodology, which management has deemed as reasonable.

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits
	For the fiscal years ended June 30,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.5%	4.5%	5.0%	3.7%	4.2%	4.5%	4.2%	4.0%	4.7%
Rate of increase in future compensation	3.0%	N/A	5.3%	2.9%	3.6%	3.7%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.5%	5.0%	4.3%	4.2%	4.5%	4.5%	4.0%	4.7%	3.8%
Expected return on plan assets	7.0%	7.0%	7.0%	6.2%	6.8%	6.7%	N/A	N/A	N/A
Rate of increase in future compensation	3.0%	5.3%	5.3%	3.6%	3.7%	3.3%	N/A	N/A	N/A

N/A – not applicable

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2015	Fiscal 2014
Health care cost trend rate	6.6%	6.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.6%	4.5%
Year that the rate reaches the ultimate trend rate	2027	2027

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2015:

	Service and Interest Costs	Benefit Obligation
	(in millions)
One percentage point increase	$1	$13
One percentage point decrease	$(1)	$(11)

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected Benefit Payments
	Pension Benefits
	Domestic	Foreign	Postretirement Benefits	Total
	(in millions)
Fiscal year:
2016	$22	$55	$10	$87
2017	21	54	10	85
2018	21	56	10	87
2019	21	58	10	89
2020	21	61	10	92
2021-2025	112	323	47	482

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 2 – Summary of Significant Accounting Policies, as of June 30, 2015 and 2014:

	As of June 30, 2015				As of June 30, 2014
		Fair Value Measurements at Reporting Date Using				Fair Value Measurements at Reporting Date Using
Description	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Assets
Short-term investments	$—	$—	$—	$—	$—	$—	$—	$—
Pooled funds:(a)
Money market funds	4	—	4	—	6	—	6	—
Domestic equity funds	88	—	88	—	87	—	87	—
International equity funds	312	104	208	—	332	105	227	—
Domestic fixed income funds	162	—	162	—	149	—	149	—
International fixed income funds	585	—	585	—	543	—	543	—
Balanced funds	337	—	337	—	377	—	377	—
Other	18	6	—	12	41	29	—	12

Total	$1,506	$110	$1,384	$12	$1,535	$134	$1,389	$12

(a)

Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets as of June 30, 2015 and 2014:

Level 3 Investments
(in millions)
Balance, June 30, 2013	$11
Actual return on plan assets:
Relating to assets still held at end of period	2
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—

Balance, June 30, 2014	$12
Actual return on plan assets:
Relating to assets still held at end of period	1
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—

Balance, June 30, 2015	$12

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprised of 31% equity securities, 54% fixed income securities and 15% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2015	2014
Asset Category:
Equity securities	29%	30%
Debt securities	55%	52%
Cash and other	16%	18%

Total	100%	100%

Required pension plan contributions for the next fiscal year are expected to be approximately $25 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.

NOTE 16. OTHER POSTRETIREMENT BENEFITS

Multiemployer Pension and Postretirement Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the newspaper businesses. The risks of participating in these multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan being borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to the Company, the Company was listed on certain Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. In general, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The funded status of one of the plans which the Company was listed as providing more than 5% of total contributions reported yellow zone status for the plan year beginning June 1, 2013 to the Department of Labor and is implementing a funding improvement plan. Total contributions made by the Company to multiemployer pension plans for each of the fiscal years ended June 30, 2015, 2014 and 2013 was approximately $5 million, respectively.

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $140 million, $136 million and $134 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Plan

The Company has non-qualified deferred compensation plans for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The unfunded obligation of the plans, included in Other liabilities as of June 30, 2015 and 2014 was $36 million and $33 million, respectively, and the majority of these plans are closed to new employees.

NOTE 17. INCOME TAXES

Income (loss) before income tax expense (benefit) expense was attributable to the following jurisdictions:

	For the fiscal years ended June 30,
	2015	2014(a)	2013
	(in millions)
U.S.	$(348)	$(821)	$(432)
Foreign	404	424	605

Income (loss) before income tax expense (benefit)	$56	$(397)	$173

(a)	See Discussion of Foreign Tax Refund below.

The significant components of the Company’s income tax expense (benefit) were as follows:

	For the fiscal years ended June 30,
	2015	2014(a)	2013
	(in millions)
Current:
U.S.
Federal	$2	$11	$183
State & local	11	(19)	21
Foreign	135	(734)	99

Total current tax	148	(742)	303

Deferred:
U.S.
Federal	(2)	17	(317)
State & local	1	12	(33)
Foreign	(13)	22	(327)

Total deferred tax	(14)	51	(677)

Total income tax expense (benefit)	$134	$(691)	$(374)

(a)	See Discussion of Foreign Tax Refund below.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2014, the litigation was resolved in favor of the Company and as a result, the Company received approximately $794 million for the gross tax refund and interest owed to the Company by the foreign tax authority.

The Company recorded a tax benefit, net of applicable taxes on interest, of $721 million for the fiscal year ended June 30, 2014 to Income tax (expense) benefit in the Statements of Operations. Refunds received related to these matters were remitted to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the fiscal year ended June 30, 2014, the Company recorded an expense to Other, net of $721 million for the payment to 21st Century Fox in the Statements of Operations which is included in U.S. pre-tax book income in the table of jurisdictional earnings above.

Refer to the table below for the net impact of the tax refund and interest, net of tax, recorded in the Statements of Operations:

For the fiscal year ended June 30, 2014
(in millions)
Other, net	$(721)
Income tax (expense) benefit	721

Net impact to the Statement of Operations	$—

The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate of 35% was:

	For the fiscal years ended June 30,
	2015	2014	2013
U.S. federal income tax rate	35%	35%	35%
State and local taxes, net	12	1	(2)
Foreign operations at lower tax rates(a)	(23)	17	(35)
Foreign tax refund received(b)	—	182	—
Foreign tax refund paid to 21st Century Fox(b)	—	(64)	—
Impact of CMH transaction(c)	—	—	(247)
Non-taxable gain on SKY Network Television Ltd.(d)	—	—	(56)
Non-deductible goodwill on asset impairment(e)	201	—	87
Non-deductible compensation and benefits	7	—	—
Other, net(f)	7	3	2

Effective tax rate(g)	239%	174%	(216)%

(a)

The Company’s foreign operations are located primarily in Australia and the United Kingdom (“UK”) which have lower income tax rates than the U.S. For the fiscal years ended June 30, 2015 and June 30, 2013, the effect of foreign operations at lower tax rates decreased the Company’s effective tax rate 23% and 35%, respectively, as the Company recorded an overall pre-tax book income on a consolidated basis. Furthermore, the impact of foreign operations at lower tax rates had a greater percentage impact on the Company’s effective tax rate in those years due to jurisdictional income mix and the comparatively low amount of consolidated pre-tax book income in those years. For the year ended June 30, 2014, the effect of foreign operations at lower tax rates increased the Company’s effective tax rate 17% as the company recorded an overall pre-tax book loss on a consolidated basis. The significant amount of pre-tax income from foreign

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

jurisdictions in fiscal 2013 disclosed in the table of jurisdictional earnings above is primarily attributable to non-recurring gains from our operations in Australia, including the CMH transaction, and gain from the sale of the Company’s investment in SKY Network Television Ltd. which are discussed in footnotes (c) and (d) below.

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

(c)

The Company recognized a non-recurring pre-tax gain of approximately $1.3 billion associated with the acquisition of CMH resulting in a 247% reduction in our effective tax rate in the fiscal year ended June 30, 2013. The gain recognized on the acquisition of CMH does not give rise to taxable income and was a result of revaluing the Company’s non-controlling interest to fair value as of the acquisition date in addition to the reversal of the historic deferred tax liability related to the consolidation of FOX SPORTS Australia. (See Note 3—Acquisitions, Disposals and Other Transactions for further information).

(d)

In March 2013, the Company sold its 44% equity interest in SKY Network Television Ltd. and recorded a non-taxable gain of approximately $321 million which was included in Other, net in the Statements of Operations for the fiscal year ended June 30, 2013. (See Note 5—Investments).

(e)

The Company recorded non-cash charges related to the impairment of Goodwill. To the extent these expenses are non-deductible they have an impact on our effective tax rate. (See Note 7—Goodwill and Other Intangible Assets).

(f)

Other effective tax rate reconciliation items include non-deductible expenses are comparable year-over-year; however the impact appears more significant for the year-ended June 30, 2015 due to lower pre-tax book income.

(g)

For the fiscal year ended June 30, 2015, the effective tax rate of 239% represents an income tax expense when compared to consolidated pre-tax book income. For the fiscal year ended June 30, 2014, the effective tax rate of 174% represents an income tax benefit when compared to consolidated pre-tax book loss. As a result, certain reconciling items between the U.S. federal income tax rate and the Company’s effective tax rate may have the opposite impact. For the fiscal year ended June 30, 2013, the negative effective tax rate results from the Company’s total tax benefit when compared to pre-tax book income. Further, reconciling items for the fiscal years ended June 30, 2015 and June 30, 2013, have a greater percentage impact on the Company’s effective tax rate due to the comparatively low amount of consolidated pre-tax book income.

The Company recognized current and deferred income taxes in the Balance Sheets at June 30, 2015 and 2014, respectively:

	As of June 30,
	2015	2014
	(in millions)
Other current assets	$61	$76
Other non-current assets	216	146
Other current liabilities	(1)	(36)
Deferred income taxes	(166)	(224)

Net deferred tax liabilities	$110	$(38)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
	2015	2014
	(in millions)
Deferred tax assets:
Accrued liabilities	$56	$49
Capital loss carryforwards	892	1,120
Retirement benefit obligations	85	89
Net operating loss carryforwards	541	262
Business credits	46	47
Other	307	225

Total deferred tax assets	1,927	1,792

Deferred tax liabilities:
Asset basis difference and amortization	(468)	(376)
Other	(41)	(61)

Total deferred tax liabilities	(509)	(437)

Net deferred tax asset before valuation allowance	1,418	1,355
Less: valuation allowance (See Note 20 - Valuation and Qualifying Accounts)	(1,308)	(1,393)

Net deferred tax liabilities	$110	$(38)

As of June 30, 2015, the Company had income tax Net Operating Loss Carryforwards (NOLs) (gross, net of uncertain tax benefits), in various jurisdictions as follows:

Jurisdiction	Expiration	Amount (in millions)
U.S. Federal	2017 to 2034	$833
U.S. States	Various	223
Australia	Indefinite	322
U.K.	Indefinite	253
Other Foreign	Various	323

Utilization of the NOLs is dependent on generating sufficient taxable income from our operations in each of the respective jurisdictions to which the NOLs relate, while taking into account limitations and/or restrictions on our ability to use them. Our U.S. Federal NOLs relate to attributes received as part of the acquisitions of Move and Harlequin and are subject to limitations as promulgated under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and are also subject to review by the Internal Revenue Service. Section 382 of the Code limits the amount of NOL that we can use on an annual basis to offset consolidated US taxable income.

The Company has recorded a deferred tax asset of $541 million and $262 million (net of approximately $95 million and $48 million, respectively, of unrecognized tax benefits) associated with its net operating loss carryforwards as of June 30, 2015 and 2014, respectively. Significant judgment is applied in assessing our ability to realize our NOLs and other tax assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets within the applicable expiration period. On the basis of this evaluation, valuation allowances of $304 million and $142 million have been established to reduce the deferred tax asset associated with the Company’s NOLs to an amount

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

that will more likely than not be realized as of June 30, 2015 and 2014, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change.

As of June 30, 2015, the Company had approximately $1.6 billion and $2.0 billion of capital loss carryforwards in Australia and the U.K., respectively, which may be carried forward indefinitely. The Company also had $9 million of U.S. Federal capital loss carryforwards which expire in varying amounts beginning in 2016. Realization of our capital losses is dependent on the generation of capital gain taxable income and in satisfying certain continuity of business requirements in certain foreign jurisdictions. The Company has recorded a deferred tax asset of $892 million and $1.1 billion as of June 30, 2015 and 2014, respectively for these capital loss carryforwards. In accordance with the Company’s accounting policy, valuation allowances of $892 million and $1.1 billion have been established to reduce the capital loss carryforward deferred tax asset to an amount that will more likely than not be realized as of June 30, 2015 and 2014, respectively.

As of June 30, 2015, the Company had approximately $12 million of U.S. Federal tax credit carryforward which includes $10 million of foreign tax credits and $2 million of research & development credits which begin to expire in 2025.

As of June 30, 2015, the Company had approximately $6 million of non-U.S. tax credit carryforwards which expire in various amounts beginning in 2025 and $28 million of state tax credit carryforwards (net of U.S. federal benefit), of which the balance can be carried forward indefinitely. In accordance with the Company’s accounting policy, a valuation allowance of $34 million has been established to reduce the deferred tax asset associated with the Company’s non-U.S. and state credit carryforwards to an amount that will more likely than not be realized as of June 30, 2015.

Tax Sharing and Indemnification Agreement

The Company entered into a Tax Sharing and Indemnification Agreement with 21st Century Fox that governs the Company’s and 21st Century Fox’s respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns. Among other matters, as subsidiaries of 21st Century Fox prior to the Separation, the Company and each of its domestic subsidiaries have joint and several liability with 21st Century Fox for the consolidated U.S. federal income taxes of the 21st Century Fox consolidated group relating to any taxable periods during which the Company or any of such subsidiaries were a member of the 21st Century Fox consolidated group. Under the Tax Sharing and Indemnification Agreement, 21st Century Fox will indemnify the Company for any such liability.

The Tax Sharing and Indemnification Agreement provides that the Company will generally indemnify 21st Century Fox against taxes attributable to the Company’s assets or operations for all tax periods or portions thereof after the Separation. For taxable periods or portions thereof prior to the Separation, 21st Century Fox will generally indemnify the Company against U.S. consolidated taxes attributable to such periods, and the Company will indemnify 21st Century Fox against the Company’s separately filed U.S., state, and foreign taxes and foreign consolidated taxes for such periods.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Uncertain Tax Positions

The following table sets forth the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions)
Balance, beginning of period	$58	$127	$132
Additions for prior year tax positions	79	39	1
Additions for current year tax positions	4	5	6
Reduction for prior year tax positions	(7)	(114)	—
Impact of currency translations	(5)	1	(12)

Balance, end of period	$129	$58	$127

The change to uncertain tax positions impacting the effective tax rate for the year ended June 30, 2015 is $27 million.

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized interest charges of $6 million, nil and $1 million during the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The Company recorded liabilities for accrued interest of approximately $8 million and $2 million as of June 30, 2015 and 2014, respectively.

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examination can be unpredictable. The Company is currently undergoing tax examinations in several states and foreign jurisdictions. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid, however, our liability may need to be adjusted as new information becomes known and as tax examinations continue to progress.

The U.S. Internal Revenue Service has concluded its examination of the Company’s returns through fiscal year 2008, and is currently under exam for fiscal years 2009 through 2013. Additionally, the Company’s income tax returns for the fiscal 2007 through 2013 and fiscal 2009 through 2013 are subject to examination in the U.K. and Australia, respectively. Consequently, it is reasonably possible that uncertain tax positions may increase or decrease in the next fiscal year, however, actual developments in this area could differ from those currently expected. As of June 30, 2015, approximately $52 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. It is reasonably possible, the amount of uncertain tax liabilities which may be resolved within the next fiscal year is between the range of approximately nil and $23 million.

The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $3.5 billion as of June 30, 2015. The amount of undistributed earnings reflects adjustments related to the separation from 21st Century Fox that were finalized with the filing of our fiscal 2013 and 2014 tax returns.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended June 30, 2015, 2014 and 2013, the Company paid gross income taxes of $134 million, $116 million and $107 million, respectively, and received income tax refunds of $8 million, $837 million and $22 million, respectively. The income tax refunds for the fiscal year ended June 30, 2014 included the $794 million related to amounts received from a foreign tax authority as discussed above.

NOTE 18. SEGMENT INFORMATION

The Company manages and reports its businesses in the following six segments:

•

News and Information Services—The News and Information Services segment includes the global print and digital product offerings of The Wall Street Journal and Barron’s publications, Marketwatch, and the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones Private Markets and DJX.

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

•

Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins includes over 120 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Books, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Mitch Albom, Veronica Roth, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird and the Divergent series.

•

Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s interests in REA Group and Move. REA Group is a publicly traded company listed on the ASX (ASX: REA) that is a leading multinational digital advertising business specializing in property. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au, as well as European property sites and Chinese property site myfun.com. The Company holds a 61.6% interest in REA Group.

Move, acquired in November 2014, is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move also offers a number of professional software and services products, including Top Producer®, TigerLead® and ListHubTM. The Company owns an 80% interest in Move, with the remaining 20% being held by REA Group.

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

•

Digital Education—The Company’s Digital Education segment consists of Amplify, the brand for the Company’s digital education business. Amplify’s technology solutions transform the way teachers teach and students learn in two primary areas:

•	Amplify Insight, Amplify’s data and assessment business, which formerly operated under the brand Wireless Generation, Inc., commenced operations in 2000 and was acquired in fiscal 2011. Amplify

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Insight provides powerful assessment products and services to support teachers and school districts, including student assessment tools and analytic technologies, intervention programs, enterprise education information systems, and professional development and consulting services.

•

Amplify Learning, Amplify’s curriculum business, is developing digital content for K-12 English Language Arts, Math and Science, including software that combines interactive, game-like experiences, rich, immersive media and sophisticated analytics to make the classroom teaching and learning experience more engaging, rigorous, personalized and effective. Amplify Learning’s digital curriculum incorporates the Common Core State Standards adopted by most states in the U.S. and is available for use on multiple platforms.

Amplify also operates Amplify Access, a platform business that delivers a tablet-based distribution system which includes a tablet designed for the K-12 market, instructional software and curated third-party content. The Company has initiated a strategic review of its digital education business. In the fourth quarter of fiscal 2015, the Company determined it would cease actively marketing Amplify’s Access products to new customers; however, it will continue to provide service and support to its existing customers. The Company is reviewing strategic alternatives with respect to the Insight and Learning businesses.

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

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: Depreciation and amortization; impairment and restructuring charges; equity earnings of affiliates; interest, net; other, net; income tax (expense) benefit and net income attributable to noncontrolling interests. The Company believes that information about Segment EBITDA assists all users of its Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net (loss) income, thus providing insight into both operations and the other factors that affect reported results.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business. Segment EBITDA provides management, investors and equity analysts with a measure to analyze operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). The following table reconciles Total Segment EBITDA to Net (loss) income attributable to News Corporation stockholders.

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions)
Revenues:
News and Information Services	$5,731	$6,153	$6,731
Book Publishing	1,667	1,434	1,369
Digital Real Estate Services	625	408	345
Cable Network Programming	500	491	324
Digital Education	109	88	102
Other	1	—	20

Total Revenues	8,633	8,574	8,891

Segment EBITDA:
News and Information Services	$603	$665	$795
Book Publishing	221	197	142
Digital Real Estate Services	201	214	168
Cable Network Programming	135	128	63
Digital Education	(93)	(193)	(141)
Other	(215)	(241)	(339)

Total Segment EBITDA	852	770	688

Depreciation and amortization	(530)	(578)	(548)
Impairment and restructuring charges	(455)	(94)	(1,737)
Equity earnings of affiliates	58	90	100
Interest, net	56	68	77
Other, net	75	(653)	1,593

Income (loss) before income tax (expense) benefit	56	(397)	173
Income tax (expense) benefit	(134)	691	374

Net (loss) income	(78)	294	547
Less: Net income attributable to noncontrolling interests	(69)	(55)	(41)

Net (loss) income attributable to News Corporation	$(147)	$239	$506

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions)
Depreciation and amortization:
News and Information Services	$365	$458	$441
Book Publishing	52	36	34
Digital Real Estate Services	44	20	20
Cable Network Programming	33	36	25
Digital Education	32	26	23
Other	4	2	5

Total Depreciation and amortization	$530	$578	$548

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions)
Capital expenditures:
News and Information Services	$238	$268	$250
Book Publishing	12	52	10
Digital Real Estate Services	45	24	22
Cable Network Programming	7	7	14
Digital Education	70	21	21
Other	6	7	15

Total Capital expenditures	$378	$379	$332

	As of June 30,
	2015	2014
	(in millions)
Total assets:
News and Information Services	$6,749	$7,379
Book Publishing	2,022	1,852
Digital Real Estate Services	1,278	438
Cable Network Programming	1,163	1,427
Digital Education	151	481
Other	1,351	2,303
Investments	2,379	2,609

Total assets	$15,093	$16,489

	As of June 30,
	2015	2014
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,593	$2,646
Book Publishing	896	619
Digital Real Estate Services	835	95
Cable Network Programming	938	1,181
Digital Education	39	378
Other	4	—

Total goodwill and intangible assets, net	$5,305	$4,919

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Geographic Segments

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions)
Revenues:(a)
U.S. and Canada(b)	$3,917	$3,719	$3,862
Europe(c)	1,982	2,045	2,048
Australasia and Other(d)	2,734	2,810	2,981

Total revenues	$8,633	$8,574	$8,891

(a)	Revenues are attributed to region based on location of customer.
(b)	Revenues include approximately $3.8 billion for fiscal 2015, $3.5 billion for fiscal 2014 and $3.7 billion for fiscal 2013 from customers in the U.S.
(c)	Revenues include approximately $1.6 billion for fiscal 2015, and $1.8 billion for each of the fiscal years 2014 and 2013 from customers in the U.K.
(d)	Revenues include approximately $2.3 billion for fiscal 2015, $2.6 billion for fiscal 2014 and $2.8 billion for fiscal 2013 from customers in Australia.

	As of June 30,
	2015	2014
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$1,158	$1,094
Europe	1,201	1,318
Australasia and Other	859	1,133

Total long-lived assets	$3,218	$3,545

(a)	Reflects total assets less current assets, goodwill, intangible assets, investments and non-current deferred tax assets.

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Australasia comprises Australia, Asia, Papua New Guinea and New Zealand.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

The following table sets forth the components of Other current assets included in the Balance Sheets:

	As of June 30,
	2015	2014
	(in millions)
Inventory(a)	$319	$310
Deferred tax assets	61	76
Other	271	285

Total Other current assets	$651	$671

(a)	Inventory as of June 30, 2015 and 2014 was primarily comprised of books, newsprint, printing ink, plate material and programming rights.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2015	2014
	(in millions)
Royalty advances to authors	$304	$267
Notes receivable(a)	39	83
Deferred tax assets	216	146
Other	129	186

Total Other non-current assets	$688	$682

(a)	Notes receivable relates to the Company’s sale of its former U.K. newspaper division headquarters.

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of June 30,
	2015	2014
	(in millions)
Current tax payable	$27	$25
Current deferred income tax	1	36
Royalties and commissions payable	163	168
Other	213	202

Total Other current liabilities	$404	$431

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions)
Foreign tax refund payable to 21st Century Fox(a)	$—	$(721)	$—
Gain on third party pension contribution(b)	—	37	—
Gain on sale of Australian property	—	36	—
Gain on sale of marketable securities(c)	29	6	—
Dividends received from cost method investments	25	—	—
Gain on sale of cost method investments	15	—	12
Gain on CMH transaction(d)	—	—	1,263
Gain on sale of investment in SKY Network Television Ltd.(c)	—	—	321
Other	6	(11)	(3)

Total Other, net	$75	$(653)	$1,593

(a)	See Note 17—Income Taxes
(b)	See Note 15—Retirement Benefit Obligations
(c)	See Note 5—Investments
(d)	See Note 3—Acquisitions, Disposals and Other Transactions

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive (Loss) Income

The components of Accumulated other comprehensive (loss) income were as follows:

	For the fiscal years ended June 30,
	2015	2014	2013
	(in millions)
Accumulated other comprehensive (loss) income, net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$24	$2	$1
Fiscal year activity(a)	(5)	22	1

Balance, end of year	19	24	2

Benefit plan adjustments:
Balance, beginning of year	(384)	(348)	(358)
Fiscal year activity(b)	(29)	(36)	10

Balance, end of year	(413)	(384)	(348)

Foreign currency translation adjustments:
Balance, beginning of year	971	617	1,404
Fiscal year activity(c)	(1,159)	354	(787)

Balance, end of year	(188)	971	617

Share of other comprehensive income from equity affiliates, net:
Balance, beginning of year	(1)	—	—
Fiscal year activity(d)	1	(1)	—

Balance, end of year	—	(1)	—

Total accumulated other comprehensive (loss) income, net of tax:
Balance, beginning of year	610	271	1,047
Fiscal year activity, net of income taxes	(1,192)	339	(776)

Balance, end of year	$(582)	$610	$271

(a)	Net of income tax expense of nil, $14 million and nil for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
(b)	Net of income tax (benefit) expense of ($11) million, ($3) million and $5 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
(c)	Excludes ($24) million, $2 million and ($10) million relating to noncontrolling interests for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
(d)	Net of income tax expense (benefit) of $1 million, ($1) million and nil for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2015
Allowances for returns and doubtful accounts	$(175)	$(100)	$(68)	$107	$16	$(220)
Deferred tax valuation allowance	(1,393)	(102)	(186)	290	83	(1,308)
Fiscal 2014
Allowances for returns and doubtful accounts	$(175)	$(120)	$—	$123	$(3)	$(175)
Deferred tax valuation allowance	(1,391)	(105)	—	—	103	(1,393)
Fiscal 2013
Allowances for returns and doubtful accounts	$(186)	$(125)	$(4)	$133	$7	$(175)
Deferred tax valuation allowance	(1,261)	(84)	—	—	(46)	(1,391)

NOTE 21. QUARTERLY DATA (UNAUDITED)

For convenience purposes, all references to September 30, 2014 and September 30, 2013 refer to the three months ended September 28, 2014 and September 29, 2013, respectively. All references to December 31, 2014 and December 31, 2013 refer to the three months ended December 28, 2014 and December 29, 2013, respectively. All references to March 31, 2015 and March 31, 2014 refer to the three months ended March 29, 2015, and March 30, 2014, respectively.

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2015
Revenues	$2,150	$2,280	$2,062	$2,141
Net income (loss)(a)	88	163	34	(363)
Net income (loss) attributable to News Corporation stockholders(a)	65	143	23	(378)
Income (loss) available to News Corporation stockholders per share—basic(a)	$0.11	$0.24	$0.04	$(0.65)
Income (loss) available to News Corporation stockholders per share—diluted(a)	0.11	0.24	0.04	(0.65)

Fiscal 2014
Revenues	$2,072	$2,238	$2,078	$2,186
Net income	38	166	61	29
Net income attributable to News Corporation stockholders	27	151	48	13

Income available to News Corporation stockholders per share—basic	$0.05	$0.26	$0.08	$0.02
Income available to News Corporation stockholders per share—diluted	0.05	0.26	0.08	0.02

(a)	In the quarter ended June 30, 2015, the Company recorded an impairment charge with respect to its Digital Education reporting unit of $371 million. (See Note 7—Goodwill and Other Intangible Assets).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 80 and 81, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Election of Directors” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to the Company’s executive officers is contained in the Proxy Statement under the heading “Executive Officers of News Corporation” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the procedures by which security holders may recommend nominees to the Board of Directors is contained in the Proxy Statement under the heading “Corporate Governance Matters—Stockholder Recommendation of Director Candidates” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company’s Audit Committee, including the Audit Committee’s members and its financial expert, is contained in the Proxy Statement under the heading “Corporate Governance Matters—Board Committees” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to the security ownership of certain beneficial owners and management is contained in the Proxy Statement under the heading “Security Ownership of News Corporation” and is incorporated by reference in this Annual Report.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The Company’s Consolidated Financial Statements required to be filed as part of this Annual Report and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

2.	All other financial statement schedules are omitted because the required information is not applicable, or because the information called for is included in the Company’s Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

3.	Exhibits—The exhibits listed on the accompanying Exhibit Index filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

(b)	Not applicable.

(c)	The financial statements as of June 30, 2015 and June 30, 2014, and for the three years ended June 30, 2015, of the Foxtel Group, an equity investee, are included in this Form 10-K pursuant to Rule 3-09 of Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh Chief Financial Officer

Date: August 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Thomson Robert J. Thomson	Chief Executive Officer and Director (Principal Executive Officer)	August 13, 2015

/s/ Bedi Ajay Singh Bedi Ajay Singh	Chief Financial Officer (Principal Financial Officer)	August 13, 2015

/s/ Kevin P. Halpin Kevin P. Halpin	Principal Accounting Officer	August 13, 2015

/s/ K. Rupert Murdoch K. Rupert Murdoch	Executive Chairman	August 13, 2015

/s/ Lachlan K. Murdoch Lachlan K. Murdoch	Co-Chairman	August 13, 2015

/s/ José María Aznar José María Aznar	Director	August 13, 2015

/s/ Natalie Bancroft Natalie Bancroft	Director	August 13, 2015

/s/ Peter L. Barnes Peter L. Barnes	Director	August 13, 2015

/s/ Elaine L. Chao Elaine L. Chao	Director	August 13, 2015

/s/ John Elkann John Elkann	Director	August 13, 2015

/s/ Joel I. Klein Joel I. Klein	Director	August 13, 2015

Signature	Title	Date

/s/ James R. Murdoch James R. Murdoch	Director	August 13, 2015

/s/ Ana Paula Pessoa Ana Paula Pessoa	Director	August 13, 2015

/s/ Masroor Siddiqui Masroor Siddiqui	Director	August 13, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Separation and Distribution Agreement, dated June 28, 2013, among News Corporation, New News Corporation and News Corp Holdings UK & Ireland. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.2	Tax Sharing and Indemnification Agreement, dated June 28, 2013, between News Corporation and New News Corporation. (Incorporated by reference to Exhibit 2.3 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.3

Transition Services Agreement, dated June 28, 2013, between News Corporation and New News Corporation. (Incorporated by reference to Exhibit 2.2 to the Current Report of News Corporation on

Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.4	Employee Matters Agreement, dated June 28, 2013, between News Corporation and New News Corporation. (Incorporated by reference to Exhibit 2.4 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.5	FOX SPORTS Trade Mark Licence. (Incorporated by reference to Exhibit 2.5 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.6	FOX Trade Mark Licence. (Incorporated by reference to Exhibit 2.6 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

3.1	Restated Certificate of Incorporation of News Corporation (Incorporated by reference to Exhibit 3.1 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)

3.2	Amended and Restated By-laws of News Corporation. (Incorporated by reference to Exhibit 3.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

4.1	Second Amended and Restated Rights Agreement, dated as of June 18, 2015, between News Corporation and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on June 18, 2015.)

10.1	Amended and Restated Employment Agreement, effective August 5, 2014, between NC Transaction, Inc. and Mr. Robert Thomson. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 11, 2014.)±

10.2	Employment Agreement, dated November 26, 2012, between NC Transaction, Inc. and Mr. Bedi Ajay Singh. (Incorporated by reference to Exhibit 10.2 to the Amendment No. 3 to the New Newscorp Inc. Registration Statement on Form 10 (File No. 001-35769) filed with the Securities and Exchange Commission on April 26, 2013.)±

10.3	Employment Agreement, dated as of January 1, 2011, between News America Incorporated and Joel Klein. (Incorporated by reference to Exhibit 10.3 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)±

Exhibit Number	Exhibit Description

10.4	Assignment of and Amendment to Employment Agreement, dated as of June 28, 2013, to the Employment Agreement, dated as of January 1, 2011, between News America Incorporated and Joel Klein. (Incorporated by reference to Exhibit 10.4 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)±

10.5	Employment Agreement, dated February 9, 2015, between NC Transaction, Inc. and Mr. David Pitofsky. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 6, 2015.)±

10.6	News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective August 6, 2014. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 11, 2014.)±

10.7	Form of Agreement for FY2014-2016 Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)±

10.8	Form of Agreement for FY2014-2016 Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)±

10.9	NC Transaction, Inc. Restoration Plan. (Incorporated by reference to Exhibit 10.8 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)±

10.10	Form of Agreement for Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2015.)±

10.11	Form of Agreement for Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2015.)±

10.12	Form of Agreement for Stock-Settled Restricted Share Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.11 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2015.)±

10.13	Letter Agreement, dated June 27, 2014, from News Corporation to K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2015.)±

10.14	Credit Agreement, dated as of October 23, 2013, among News Corporation, as borrower, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. and Citibank, N.A. as co-administrative agents, JPMorgan Chase Bank, N.A. as designated agent, Commonwealth Bank of Australia as syndication agent and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Commonwealth Bank of Australia as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on October 29, 2013.)

Exhibit Number	Exhibit Description

21.1	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP with respect to News Corporation.*

23.2	Consent of Ernst & Young with respect to Foxtel Group.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

99.1	Audited Financial Statements as of June 30, 2015 for Foxtel Group.*

101	The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2015, 2014 and 2013; (ii) Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended June 30, 2015, 2014 and 2013; (iii) Consolidated Balance Sheets as of June 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2015, 2014 and 2013; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2015, 2014 and 2013 and (vi) Notes to the Consolidated Financial Statements. **

*	Filed herewith
**	Furnished herewith
±	Management contract or compensatory plan or arrangement