Form 10-Q
period 2015-09-30
NEWS CORP
filed 2015-11-06
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015, 381,545,045 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

	Notes	For the three months ended September 30,
		2015	2014
Revenues:
Advertising		$880	$920
Circulation and Subscription		639	672
Consumer		392	390
Other		103	126

Total Revenues		2,014	2,108

Operating expenses		(1,199)	(1,282)
Selling, general and administrative		(650)	(632)
Depreciation and amortization		(121)	(124)
Impairment and restructuring charges	4	(17)	(4)
Equity earnings of affiliates	5	8	25
Interest, net		12	17
Other, net	14	5	48

Income from continuing operations before income tax benefit (expense)		52	156
Income tax benefit (expense)	12	91	(47)

Income from continuing operations		143	109
Income (loss) from discontinued operations, net of tax	3	46	(21)

Net income		189	88
Less: Net income attributable to noncontrolling interests		(14)	(23)

Net income attributable to News Corporation stockholders		$175	$65

Basic and diluted earnings (loss) per share:
Income from continuing operations available to News Corporation stockholders per share		$0.22	$0.15
Income (loss) from discontinued operations available to News Corporation stockholders per share		0.08	(0.04)

Net income available to News Corporation stockholders per share		$0.30	$0.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; millions)

	For the three months ended September 30,
	2015	2014
Net income	$189	$88
Other comprehensive loss:
Foreign currency translation adjustments	(445)	(474)
Unrealized holding losses on securities(a)	(25)	(21)
Benefit plan adjustments(b)	15	16
Share of other comprehensive income from equity affiliates(c)	5	4

Other comprehensive loss	(450)	(475)

Comprehensive loss	(261)	(387)
Less: Net income attributable to noncontrolling interests	(14)	(23)
Less: Other comprehensive loss attributable to noncontrolling interests	7	17

Comprehensive loss attributable to News Corporation stockholders	$(268)	$(393)

(a)	Net of income tax benefit of $12 million and $10 million for the three months ended September 30, 2015 and 2014, respectively.
(b)	Net of income tax expense of $4 million for the three months ended September 30, 2015 and 2014.
(c)	Net of income tax expense of $2 million for the three months ended September 30, 2015 and 2014.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

	Notes	As of September 30, 2015	As of June 30, 2015
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,898	$1,951
Amounts due from 21st Century Fox		60	63
Receivables, net	14	1,301	1,283
Other current assets	14	630	717

Total current assets		3,889	4,014

Non-current assets:
Investments	5	2,196	2,379
Property, plant and equipment, net		2,553	2,690
Intangible assets, net		2,143	2,203
Goodwill		3,012	3,063
Other non-current assets	14	963	686

Total assets		$14,756	$15,035

Liabilities and Equity:
Current liabilities:
Accounts payable		$272	$238
Accrued expenses		1,133	1,125
Deferred revenue		354	346
Other current liabilities	14	407	401

Total current liabilities		2,166	2,110

Non-current liabilities:
Retirement benefit obligations	11	298	305
Deferred income taxes		171	166
Other non-current liabilities		320	318

Commitments and contingencies	10

Redeemable preferred stock		20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,431	12,433
Retained earnings		204	88
Accumulated other comprehensive loss		(1,025)	(582)

Total News Corporation stockholders’ equity		11,616	11,945
Noncontrolling interests		165	171

Total equity	7	11,781	12,116

Total liabilities and equity		$14,756	$15,035

(a)	Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 381,771,749 and 381,914,964 shares issued and outstanding, net of 27,368,413 treasury shares at par at September 30, 2015 and June 30, 2015, respectively.
(b)	Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at September 30, 2015 and June 30, 2015, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

	Notes	For the three months ended September 30,
		2015	2014
Operating activities:
Net income		$189	$88
Less: Income (loss) from discontinued operations, net of tax		46	(21)

Income from continuing operations:		143	109

Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization		121	124
Equity earnings of affiliates	5	(8)	(25)
Cash distributions received from affiliates		—	17
Other, net	14	(5)	(48)
Deferred income taxes and taxes payable	12	(109)	31
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(94)	17
Inventories, net		30	41
Accounts payable and other liabilities		74	(40)
Pension and postretirement benefit plans		(11)	(6)

Net cash provided by operating activities from continuing operations		141	220

Investing activities:
Capital expenditures		(63)	(94)
Acquisitions, net of cash acquired		(16)	(414)
Investments in equity affiliates and other		(14)	(115)
Proceeds from dispositions		2	114
Other		5	—

Net cash used in investing activities from continuing operations		(86)	(509)

Financing activities:
Repurchase of shares		(15)	—
Dividends paid		(16)	(17)
Other, net		(6)	(9)

Net cash used in financing activities from continuing operations		(37)	(26)

Net increase (decrease) in cash and cash equivalents from continuing operations		18	(315)
Net decrease in cash and cash equivalents from discontinued operations		(35)	(57)
Cash and cash equivalents, beginning of period		1,951	3,145
Exchange movement on opening cash balance		(36)	(38)

Cash and cash equivalents, end of period		$1,898	$2,735

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, book publishing, digital real estate services, cable network programming in Australia and pay-TV distribution in Australia.

During the first quarter of fiscal 2016, management approved a plan to dispose of the Company’s digital education business. As a result of the plan and the discontinuation of further significant business activities in the Digital Education segment, the assets and liabilities of this segment were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. Unless indicated otherwise, the information in the notes to the unaudited Consolidated Financial Statements relates to the Company’s continuing operations. (See Note 3—Discontinued Operations).

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company, which are referred to herein as the “Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Financial Statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. The preparation of the Company’s Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

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

The consolidated statements of operations are referred to herein as the “Statements of Operations”. The consolidated balance sheets are referred to herein as the “Balance Sheets”. The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows”.

The accompanying Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 as filed with the Securities and Exchange Commission (“SEC”) on August 13, 2015 (the “2015 Form 10-K”).

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation. The financial results of the Digital Education segment have been recorded as discontinued operations for all periods presented (See Note 3—Discontinued Operations).

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2016 and fiscal 2015 include 53 and 52 weeks, respectively. All references to the three months ended September 30, 2015 and 2014 relate to the three months ended September 27, 2015 and September 28, 2014, respectively. For convenience purposes, the Company continues to date its financial statements as of September 30.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 removes inconsistencies and differences in existing revenue requirements between GAAP and International Financial Reporting Standards (“IFRS”) and requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will require companies to use more judgment and make more estimates, such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, when determining the amount of revenue to recognize. On July 9, 2015, the FASB approved a one-year deferral of ASU 2014-09. ASU 2014-09 is effective for the Company for annual and interim periods beginning July 1, 2018. Once effective, ASU 2014-09 can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial adoption recognized at the date of initial application. The Company is currently evaluating the method of adoption to be utilized as well as the impact ASU 2014-09 will have on its Financial Statements.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 is intended to address stakeholder concerns regarding the usefulness of financial statements where a reporting entity is required to consolidate a legal entity where the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. ASU 2015-02 amends the accounting guidance around the consolidation of limited partnerships, the consideration surrounding the primary beneficiary determination and the consolidation of certain investment funds. ASU 2015-02 is effective for the Company for annual and interim periods beginning after December 16, 2015, however, early adoption is permitted. The Company does not expect the adoption of ASU 2015-02 to have a significant impact on its Financial Statements.

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

In April 2015, the FASB issued ASU 2015-04, “Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (“ASU 2015-04”). ASU 2015-04 allows reporting entities with fiscal year-ends that do not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply this practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. ASU 2015-04 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-04 should be applied prospectively. The Company does not expect the adoption of ASU 2015-04 to have a significant impact on its Financial Statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. Under the amendment, adjustments that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2015-16 to have a significant impact on its Financial Statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2016

Checkout 51 Mobile Apps ULC

In July 2015, the Company acquired Checkout 51 Mobile Apps ULC (“Checkout 51”) for approximately $13 million in cash at closing and up to approximately $28 million in future consideration related to payments contingent upon the achievement of certain performance objectives. Checkout 51 is a data-driven digital coupon company that provides News America Marketing with a leading receipt recognition mobile app that enables retailers to reach consumers with highly personalized marketing campaigns. Checkout 51’s results are included within the Company’s News and Information Services segment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Move, Inc.

In November 2014, the Company acquired all of the outstanding shares of Move, Inc. (“Move”), which was a publicly traded company, for $21.00 per share in cash. Move is a leading provider of online real estate services, and the acquisition expanded the Company’s digital real estate services business into the U.S., one of the largest real estate markets. Move primarily operates realtor.com®, a premier real estate information and services marketplace. Move also offers a number of professional software and services products, including Top Producer®, TigerLead® and ListHubTM. Move’s results of operations are included within the Digital Real Estate Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

The aggregate cash payment at closing to acquire the outstanding shares of Move was approximately $864 million, which was funded with cash on hand. The Company also assumed outstanding Move equity-based compensation awards with a fair value of $67 million, consisting of vested and unvested stock options, restricted stock units (“RSUs”) and restricted stock awards. Of the total fair value of the assumed equity-based compensation awards, $28 million was allocated to pre-combination services and included in total consideration transferred and $39 million was allocated to future services and is being expensed over the weighted average remaining service period of 2.5 years. Refer to Note 8 for further details on the conversion of Move’s equity-based compensation awards. In addition, following the acquisition, the Company utilized approximately $129 million of cash to settle all of Move’s outstanding indebtedness that was assumed as part of the transaction. The total transaction value for the Move acquisition is set forth below (in millions):

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under the purchase method of accounting, the total consideration transferred is allocated to net tangible and intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The allocation is as follows (in millions):

Assets acquired:
Cash	$108
Other current assets	28
Intangible assets	216
Deferred income taxes	153
Goodwill	552
Other noncurrent assets	69

Total assets acquired	$1,126

Liabilities assumed:
Current liabilities	$50
Deferred income taxes	52
Borrowings	129
Other noncurrent liabilities	3

Total liabilities assumed	234

Net assets acquired	$892

The acquired intangible assets relate to the license of the realtor.com® trademark, which has a fair value of approximately $116 million and an indefinite life, and customer relationships, other tradenames and certain multiple listing service agreements with an aggregate fair value of approximately $100 million, which will be amortized over a weighted-average useful life of approximately 15 years. The Company also acquired technology, primarily associated with the realtor.com® website, that has a fair value of approximately $39 million which will be amortized over 4 years. The acquired technology has been recorded in Property, Plant and Equipment, net in the Consolidated Balance Sheet at September 30, 2015.

Move had U.S. federal net operating loss carryforwards (“NOLs”) of $947 million ($332 million tax-effected) at the date of acquisition. These NOLs are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and subject to review by the Internal Revenue Service. The utilization of these NOLs is dependent on generating sufficient U.S. taxable income prior to expiration which begins in varying amounts starting in 2017. Valuation allowances and unrecognized tax benefits were recorded against these NOLs in the amount of $484 million ($170 million tax-effected) as part of the purchase price allocation. The deferred tax assets established for these NOLs, net of valuation allowance and unrecognized benefits, are included in Other non-current assets on the Balance Sheet. Based on this, the Company expected approximately $463 million of the NOLs could be utilized, and accordingly, the Company had recorded a net deferred tax asset of $162 million as part of the purchase price allocation. As a result of management’s plan to dispose of the digital education business, the Company increased its estimated utilization of the Move NOLs by $167 million ($58 million tax-effected) and released the valuation allowance equal to that amount. As of September 30, 2015, the expected utilization of the Move NOLs is $630 million ($220 million tax-effected).

NOTE 3. DISCONTINUED OPERATIONS

During the first quarter of fiscal 2016, management approved a plan to dispose of the Company’s digital education business. As a result of the plan and the discontinuation of further significant business activities in the

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Digital Education segment, the assets and liabilities of this segment were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented in accordance with ASC 205-20, “Discontinued Operations”.

In the first quarter of fiscal 2016, the Company recognized a pre-tax non-cash impairment charge of $76 million reflecting a write down of the digital education business to its fair value less costs to sell. The impairment charge is included within Loss before income tax benefit in the table below. In addition, the Company recognized a tax benefit of $151 million upon reclassification of the Digital Education segment to discontinued operations. On September 30, 2015, the Company sold the Amplify Insight and Amplify Learning businesses for no material gain or loss.

The following table summarizes the results of operations from the discontinued segment:

	For the three months ended September 30,
	2015	2014
	(in millions)
Revenues	$26	$42
Loss before income tax benefit	(122)	(31)
Income tax benefit	168	10

Income (loss) from discontinued operations, net of tax	$46	$(21)

The following table summarizes the cash flows from discontinued operations:

	For the three months ended September 30,
	2015	2014
	(in millions)
Net cash used in operating activities	$(35)	$(37)
Net cash used in investing activities	—	(20)
Net cash used in financing activities	—	—

Net decrease in cash and cash equivalents	$(35)	$(57)

Assets and liabilities held for sale related to discontinued operations as of September 30, 2015 and June 30, 2015 are included in Other current assets in the Balance Sheets as follows:

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Current assets	$61	$54
Non-current assets	17	100

Total assets	$78	$154

Current Liabilities	60	46
Non-current liabilities	13	16

Total liabilities	$73	$62

Net assets held for sale	$5	$92

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. RESTRUCTURING AND IMPAIRMENT

During the three months ended September 30, 2015 and 2014, the Company recorded restructuring charges of $17 million and $4 million, respectively, of which $12 million and $4 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2016 and 2015 were primarily for employee termination benefits.

Changes in restructuring program liabilities were as follows:

	For the three months ended September 30,
	2015				2014
	One time				One time
	employee	Facility			employee	Facility
	termination	related			termination	related
	benefits	costs	Other costs	Total	benefits	costs	Other costs	Total
	(in millions)
Balance, beginning of period	$47	$5	$6	$58	$21	$7	$—	$28
Additions	17	—	—	17	4	—	—	4
Payments	(26)	—	—	(26)	(11)	(1)	—	(12)
Other	(4)	—	—	(4)	—	—	—	—

Balance, end of period	$34	$5	$6	$45	$14	$6	$—	$20

As of September 30, 2015, restructuring liabilities of approximately $35 million were included in the Balance Sheet in Other current liabilities and $10 million were included in Other non-current liabilities.

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership
	Percentage	As of	As of
	as of September 30,	September 30,	June 30,
	2015	2015	2015
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,371	$1,476
Other equity method investments(b)	various	166	168
Loan receivable from Foxtel(c)	N/A	317	345
Available-for-sale securities	various	142	185
Cost method investments	various	200	205

Total Investments		$2,196	$2,379

(a)	The change in the Foxtel investment for the three months ended September 30, 2015 was primarily due to the impact of foreign currency fluctuations.
(b)	In July 2014, REA Group purchased a 17.22% interest in iProperty Group Limited (ASX:IPP) (“iProperty”) for total cash consideration of approximately $100 million. iProperty has online property advertising operations primarily in Malaysia, Indonesia, Hong Kong, Thailand and Singapore. In December 2014, REA Group sold Squarefoot, its Hong Kong based business, to iProperty in exchange for an additional 2.2% interest in iProperty. As of September 30, 2015, REA Group owned an approximate 22.7% interest in iProperty.
(c)	In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and Foxtel’s shareholders made pro rata capital contributions in the form of subordinated

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($317 million and $345 million as of September 30, 2015 and June 30, 2015, respectively). The subordinated shareholder notes can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder notes have a maturity date of July 15, 2027, with interest of 12% payable on June 30 each year and at maturity. Upon maturity, the principal advanced will be repayable.

The Company measures the fair market values of available-for-sale investments as Level 1 financial instruments under ASC 820, “Fair Value Measurement,” as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Cost basis of available-for-sale investments	$164	$164
Accumulated gross unrealized gain	36	46
Accumulated gross unrealized loss	(58)	(25)

Fair value of available-for-sale investments	$142	$185

Net deferred tax asset (liability)	$3	$(11)

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the three months ended September 30,
	2015	2014
	(in millions)
Foxtel(a)	$9	$25
Other equity affiliates	(1)	—

Total Equity earnings of affiliates	$8	$25

(a)	In accordance with ASC 350, the Company amortized $12 million and $16 million, respectively, related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three months ended September 30, 2015 and 2014. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the three months ended September 30,
	2015	2014
	(in millions)
Revenues	$587	$728
Operating income(a)	85	137
Net income	42	81

(a)	Includes Depreciation and amortization of $55 million and $88 million for the three months ended September 30, 2015 and 2014, respectively. Operating income before depreciation and amortization was $140 million and $225 million for the three months ended September 30, 2015 and 2014, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2015, Foxtel’s revenues decreased $141 million, or 19%, as a result of the negative impact of foreign currency fluctuations, which more than offset higher revenues in local currency. Operating income decreased primarily due to increased programming costs, increased costs associated with higher sales volumes, the public launch of Triple Play as well as the negative impact of foreign currency fluctuations, which was partially offset by lower depreciation expense resulting from Foxtel’s reassessment of the useful lives of cable and satellite installations due to lower subscriber churn. Net income decreased as a result of the lower operating income noted above, partially offset by lower income tax expense.

NOTE 6. CREDIT FACILITY

The Company’s Credit Agreement (as amended, the “Credit Agreement”) provides for an unsecured $650 million revolving credit facility (the “Facility”) that can be used for general corporate purposes. The Facility has a sublimit of $100 million available for issuances of letters of credit. Under the Credit Agreement, the Company may request increases in the amount of the Facility up to a maximum amount of $900 million. Subject to certain conditions stated in the Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Facility during the term of the Credit Agreement.

In October 2015, the Company entered into an amendment to the Credit Agreement (the “Amendment”) which, among other things, extended the original term of the Facility by two years and lowered the commitment fee payable by the Company. As a result of the Amendment, amounts under the Credit Agreement are now due on October 23, 2020, unless the commitments are terminated earlier either at the request of the Company or, if an event of default occurs, by the designated agent at the request or with the consent of the lenders (or automatically in the case of certain bankruptcy-related events). The Company may request that the commitments be extended under certain circumstances as set forth in the Credit Agreement for up to two additional one-year periods.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of September 30, 2015, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of September 30, 2015, the Company was paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing. As a result of the Amendment, as of October 23, 2015, the Company is paying a reduced commitment fee of 0.225% on any undrawn balance.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EQUITY

The following table summarizes changes in equity:

	For the three months ended September 30,
	2015			2014
	News			News
	Corporation	Noncontrolling	Total	Corporation	Noncontrolling	Total
	stockholders	Interests	Equity	stockholders	Interests	Equity
	(in millions)
Balance, beginning of period	$11,945	$171	$12,116	$13,243	$156	$13,399
Net income	175	14	189	65	23	88
Other comprehensive (loss)	(443)	(7)	(450)	(458)	(17)	(475)
Dividends	(58)	(15)	(73)	—	(17)	(17)
Stock repurchases	(13)	—	(13)	—	—	—
Other	10	2	12	(9)	(4)	(13)

Balance, end of period	$11,616	$165	$11,781	$12,841	$141	$12,982

Stock Repurchases

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. Through October 30, 2015 the Company repurchased approximately 3.3 million shares of Class A Common Stock for an aggregate purchase price of approximately $48 million. The remaining authorized amount under the stock repurchase program as of October 30, 2015 was approximately $452 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Company’s Board of Directors (the “Board of Directors”) and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2015, the Board of Directors declared a semi-annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock. This dividend was paid on October 21, 2015 to stockholders of record at the close of business on September 16, 2015. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.

NOTE 8. EQUITY BASED COMPENSATION

Employees of the Company participate in the News Corporation 2013 Long-Term Incentive Plan (the “2013 LTIP”) under which equity-based compensation, including stock options, performance stock units (“PSUs”), restricted stock awards, RSUs and other types of awards can be granted. The Company has the ability to award up to 30 million shares under the terms of the 2013 LTIP.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of Move, the Company assumed Move’s equity incentive plans and substantially all of the awards outstanding under such plans. The stock options, RSUs and restricted stock awards that were assumed continue to have the same terms and conditions that applied to those awards immediately prior to the acquisition, except that such assumed awards were converted into awards with the right to be settled in, or by reference to, the Company’s Class A Common Stock in accordance with the acquisition agreement, using a formula designed to preserve the value of the awards based on the price per share paid in the acquisition. The Company assumed and converted approximately 4.3 million stock options and approximately 2.5 million RSUs and restricted stock awards in connection with the transaction. During the three months ended September 30, 2015, approximately 0.2 million of the assumed options were exercised.

The Company recognized $17 million and $12 million of equity-based compensation expense for the three months ended September 30, 2015 and 2014, respectively.

Performance Stock Units

During the three months ended September 30, 2015 and 2014, the Company granted 3.7 million and 3.1 million PSUs, respectively, at target, of which 2.6 million and 2.0 million, respectively, will be settled in Class A Common Stock with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked-to-market each reporting period.

During the three months ended September 30, 2015 and 2014, approximately 1.2 million and 2.0 million PSUs, respectively, vested, of which approximately 1.0 million and 1.5 million, respectively, were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.2 million and 0.5 million PSUs, respectively, settled during the three months ended September 30, 2015 and 2014 were settled in cash for approximately $3.3 million and $8.2 million, respectively, before statutory tax withholdings.

Restricted Stock Units

During the three months ended September 30, 2015 and 2014, the Company granted 0.2 million and nil RSUs, respectively, all of which will be settled in Class A Common Stock.

During the three months ended September 30, 2015 and 2014, approximately 0.1 million and 0.4 million RSUs, respectively, vested, of which approximately 0.1 and 0.3 million, respectively, were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.1 million RSUs settled during the three months ended September 30, 2014 were settled in cash for approximately $0.9 million before statutory tax withholdings.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the three months ended September 30,
	2015	2014
	(in millions, except per share amounts)
Income from continuing operations	$143	$109
Less: Net income attributable to noncontrolling interests	(14)	(23)

Income from continuing operations available to News Corporation stockholders	129	86
Income (loss) from discontinued operations, net of tax, available to News Corporation stockholders	46	(21)

Net income available to News Corporation stockholders	$175	$65

Weighted-average number of shares of common stock outstanding—basic	581.0	579.5
Dilutive effect of equity awards	1.7	0.4

Weighted-average number of shares of common stock outstanding—diluted	582.7	579.9

Income from continuing operations available to News Corporation stockholders per share—basic and diluted	$0.22	$0.15
Income (loss) from discontinued operations available to News Corporation stockholders per share—basic and diluted	$0.08	$(0.04)

Net income available to News Corporation stockholders per share—basic and diluted	$0.30	$0.11

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Except as noted below, the Company’s commitments as of September 30, 2015 have not changed significantly from the disclosures included in the 2015 Form 10-K.

In August 2015, the Company entered into a sports programming rights agreement with the Australian Football League to license certain media rights for a six year period from 2017 to 2022 for approximately $850 million (A$1.2 billion).

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

On June 5, 2012, the District Court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to comprise February 15, 2011 to July 18, 2011. Defendants filed motions to dismiss the litigation, which were granted by the District Court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeated the allegations of the amended consolidated complaint and also expanded the class period to comprise July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and on September 30, 2015, the District Court granted defendants’ motions in their entirety and dismissed all of plaintiffs’ claims. In its memorandum, opinion and order relating to the dismissal, the District Court gave plaintiffs until November 6, 2015 to file a motion for leave to amend their complaint. On October 21, 2015, plaintiffs filed a motion for reconsideration of the District Court’s memorandum, opinion and order. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including all payments in connection with the Wilder Litigation.

In addition, governmental authorities in the U.K. continue to conduct investigations initiated in 2011 relating to voicemail interception, illegal data access and inappropriate payments to public officials at the Company’s former publication, The News of the World, and at The Sun, and related matters (the “U.K. Newspaper Matters”). The Company is cooperating with these investigations.

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

In connection with the Company’s separation of its businesses (the “Separation”) from 21st Century Fox on June 28, 2013 (the “Distribution Date”), the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox will indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. In addition, violations of law may result in criminal fines or penalties for which the Company will not be indemnified by 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis.

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $11 million and $28 million for the three months ended September 30, 2015 and 2014, respectively. These costs are included in Selling, general and administrative expenses in the Company’s Statements of Operations. With respect to the fees and costs incurred during the three months ended September 30, 2015 and 2014, the Company has been or will be indemnified by 21st Century Fox for $6 million, net of tax, and $14 million, net of tax, respectively, pursuant to the indemnification arrangements described above. Accordingly, the Company recorded a contra expense in Selling, general and administrative expenses for the after-tax costs that were or will be indemnified of $6 million and $14 million for three months ended September 30, 2015 and 2014, respectively, and recorded a corresponding receivable from 21st Century Fox. Therefore, the net impact on Selling, general and administrative expenses was $5 million and $14 million for the three months ended September 30, 2015 and 2014, respectively.

Refer to the table below for the net impact of the U.K. Newspaper Matters on Selling, general and administrative expenses recorded in the Statements of Operations:

	For the three months ended September 30,
	2015	2014
	(in millions)
Gross legal and professional fees related to the U.K. Newspaper Matters	$11	$28
Indemnification from 21st Century Fox	(6)	(14)

Net impact on Selling, general and administrative expenses	$5	$14

As of September 30, 2015, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $119 million, of which approximately $60 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of September 30, 2015. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

News America Marketing

In-Store Marketing and FSI Purchasers

On April 8, 2014, in connection with a pending action in the United States District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC and BEF Foods, Inc. (collectively, the “Named Plaintiffs”) allege various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”), and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”), the Named Plaintiffs filed a fourth amended complaint on consent of the parties. The fourth amended complaint asserts federal and state antitrust claims both individually and on behalf of two putative classes in connection with the purchase of in-store marketing services and free-standing insert coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees. The NAM Group answered the fourth amended complaint and asserted counterclaims against The Dial Corporation, H.J. Heinz Company, H.J. Heinz Company, L.P., and Foster Poultry Farms on April 21, 2014, and discovery is substantially complete.

On August 11, 2014, the Named Plaintiffs filed a motion seeking certification of a class of all persons residing in the United States who purchased in-store marketing services on or after April 5, 2008, and have not purchased those services pursuant to contracts with mandatory arbitration clauses. The Named Plaintiffs did not, however, move to certify a class of purchasers of free-standing insert coupons. On June 18, 2015, the District Court granted the Named Plaintiffs’ motion for class certification, and on July 2, 2015, the NAM Group filed a petition for leave to appeal the District Court’s decision to the United States Court of Appeals for the Second Circuit, which the Named Plaintiffs have opposed.

On September 10, 2015, the District Court granted a stipulation dismissing with prejudice the Named Plaintiffs’ claims relating to free-standing insert coupons, and on September 30, 2015, the NAM Group moved for summary judgment on all remaining claims in the fourth amended complaint. Oral argument on that motion is scheduled for November 24, 2015.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, it is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its financial condition, future results of operations or liquidity. As subsidiaries of 21st Century Fox prior to the Separation, the Company and each of its domestic subsidiaries have joint and several liability with 21st Century Fox for the consolidated U.S. federal income taxes of the 21st Century Fox consolidated group relating to any taxable periods during which the Company or any of the Company’s domestic subsidiaries were a member of the 21st Century Fox consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21st Century Fox consolidated group. In conjunction with the Separation, the Company entered into the Tax Sharing and Indemnification Agreement with 21st Century Fox, which requires 21st Century Fox to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS or other taxing authorities in amounts that the Company cannot quantify.

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

The amortization of amounts related to unrecognized prior service (credits) and deferred losses were reclassified out of other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefits costs were as follows:

	Pension benefits				Postretirement benefits
	Domestic		Foreign
	For the three months ended September 30,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost benefits earned during the period	$—	$—	$2	$3	$—	$—
Interest costs on projected benefit obligations	4	4	11	13	1	1
Expected return on plan assets	(5)	(5)	(16)	(19)	—	—
Amortization of deferred losses	1	1	4	3	—	—
Amortization of prior service (credits)	—	—	—	—	(1)	(3)
Settlements, curtailments and other	—	—	(1)	—	—	—

Net periodic benefits costs	$—	$—	$—	$—	$—	$(2)

During the three months ended September 30, 2015 and 2014, the Company contributed approximately $11 million and $4 million, respectively, to its various pension and postretirement plans.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate for the three months ended September 30, 2015 was lower than the U.S. statutory tax rate primarily due to a tax benefit of approximately $106 million related to the release of previously established valuation allowances related to certain U.S. federal net operating losses and state deferred tax assets. This benefit was recognized in conjunction with management’s plan to dispose of the Company’s digital education business as the Company now expects to generate sufficient U.S. taxable income to utilize these deferred tax assets prior to expiration. In addition, the Company recognized a tax benefit of approximately $151 million upon reclassification of the Digital Education segment to discontinued operations in Income (loss) from discontinued operations, net of tax, in the Statement of Operations for the three months ended September 30, 2015.

The Company’s effective income tax rate for the three months ended September 30, 2014 was lower than the U.S. statutory tax rate, primarily due to the impact from foreign operations which are subject to lower tax rates, partially offset by the impact of nondeductible items.

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in its tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid, however, these liabilities may need to be adjusted as new information becomes known and as tax examinations continue to progress.

The Company paid gross income taxes of $19 million during the three months ended September 30, 2015 and 2014, and received income tax refunds of $1 million and $3 million, respectively.

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

•

Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s interests in REA Group and Move. REA Group is a publicly traded company listed on the ASX (ASX: REA) that is a leading multinational digital advertising business specializing in property. REA Group

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au, as well as property sites in Europe and Asia. The Company holds a 61.6% interest in REA Group.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business. Segment EBITDA provides management, investors and equity analysts with a measure to analyze operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). The following table reconciles Total Segment EBITDA to Income from continuing operations.

	For the three months ended September 30,
	2015	2014
	(in millions)
Revenues:
News and Information Services	$1,290	$1,451
Book Publishing	409	406
Digital Real Estate Services	191	112
Cable Network Programming	124	139
Other	—	—

Total Revenues	2,014	2,108

Segment EBITDA:
News and Information Services	$83	$105
Book Publishing	42	55
Digital Real Estate Services	57	57
Cable Network Programming	28	32
Other	(45)	(55)

Total Segment EBITDA	165	194

Depreciation and amortization	(121)	(124)
Impairment and restructuring charges	(17)	(4)
Equity earnings of affiliates	8	25
Interest, net	12	17
Other, net	5	48

Income from continuing operations before income tax benefit (expense)	52	156
Income tax benefit (expense)	91	(47)

Income from continuing operations	$143	$109

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Total assets:
News and Information Services	$6,686	$6,749
Book Publishing	2,033	2,022
Digital Real Estate Services	1,253	1,278
Cable Network Programming	1,051	1,163
Other	1,532	1,352
Investments	2,196	2,379
Assets held for sale	5	92

Total assets	$14,756	$15,035

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,599	$2,593
Book Publishing	863	896
Digital Real Estate Services	833	835
Cable Network Programming	856	938
Other	4	4

Total goodwill and intangible assets, net	$5,155	$5,266

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

Receivables, net consist of:

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Receivables	$1,517	$1,503
Allowances for returns and doubtful accounts	(216)	(220)

Receivables, net	$1,301	$1,283

The Company’s receivables did not contain significant concentrations of credit risk as of September 30, 2015 or June 30, 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Other Current Assets

The following table sets forth the components of Other current assets:

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Inventory(a)	$293	$299
Deferred tax assets	67	63
Assets held for sale	5	92
Prepayments and other current assets	265	263

Total Other current assets	$630	$717

(a)	Inventory at September 30, 2015 and June 30, 2015 was primarily comprised of books, newsprint, printing ink, plate material and programming rights.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Royalty advances to authors	$302	$304
Notes receivable(a)	36	39
Deferred tax assets	496	219
Other	129	124

Total Other non-current assets	$963	$686

(a)	Notes receivable relates to the Company’s sale of its former U.K. newspaper division headquarters.

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of September 30, 2015	As of June 30, 2015
	(in millions)
Current tax payable	$20	$27
Royalties and commissions payable	211	163
Other	176	211

Total Other current liabilities	$407	$401

Other, net

The following table sets forth the components of Other, net:

	For the three months ended September 30,
	2015	2014
	(in millions)
Gain on sale of marketable securities(a)	$—	$29
Dividends received from cost method investments	—	17
Other, net	5	2

Total Other, net	$5	$48

(a)	In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive income and included in Other, net in the Statement of Operations.

NOTE 15. SUBSEQUENT EVENTS

Unruly Holdings Limited

On September 30, 2015, the Company acquired Unruly Holdings Limited (“Unruly”) for approximately $90 million in cash at closing, subject to certain adjustments, and up to $86 million in future consideration primarily

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

related to payments contingent upon the achievement of certain performance objectives. Unruly is a leading global video distribution platform that is focused on delivering branded video advertising across websites and mobile devices. Unruly will be considered a separate reporting unit, and its results will be included within the Company’s News and Information Services segment. The Company is currently in the process of evaluating the purchase accounting implications, and as a result, disclosures required under ASC 805-10-50-2(h) cannot be made at this time.

iProperty Group Limited

On November 2, 2015, REA Group announced a proposed transaction to acquire all of the outstanding shares of iProperty it does not already own for A$4.00 per share in cash or iProperty shareholders can elect to receive A$1.20 cash and 0.7 shares in a newly-formed company, subject to a maximum 20% indirect equity interest in iProperty. The aggregate consideration for the transaction is expected to be approximately A$500 million (approximately US$350 million) and will be funded primarily from new debt facilities at REA Group totaling A$480 million, with the remainder from REA Group’s existing cash. The transaction is subject to a number of standard conditions, including iProperty shareholder and court approval, no material adverse change and no prescribed occurrences, and is expected to be completed during the first quarter of calendar 2016. The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the unaudited Consolidated Financial Statements of News Corporation and related notes set forth elsewhere herein and News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 as filed with the SEC on August 13, 2015 (the “2015 Form 10-K”).

INTRODUCTION

News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, book publishing, digital real estate services, cable network programming in Australia and pay-TV distribution in Australia.

During the first quarter of fiscal 2016, management approved a plan to dispose of the Company’s digital education business. As a result of the plan and the discontinuation of further significant business activities in the Digital Education segment, the assets and liabilities of this segment were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. Unless indicated otherwise, the information in the notes to the unaudited Consolidated Financial Statements relates to the Company’s continuing operations. (See Note 3—Discontinued Operations in the accompanying unaudited Consolidated Financial Statements).

The consolidated financial statements are referred to herein as the “Financial Statements”. The consolidated statements of operations are referred to herein as the “Statements of Operations”. The consolidated balance sheets are referred to herein as the “Balance Sheets”. The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows”. The Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2016 and in the three months ended September 30, 2014 that the Company believes are important in understanding its financial condition and results of operations or to disclose known trends.

•	Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2015 and 2014. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•	Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2015 and 2014 as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed during fiscal 2016.

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•	News and Information Services—The News and Information Services segment includes the global print and digital product offerings of The Wall Street Journal and Barron’s publications, Marketwatch, and the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones Private Markets and DJX.

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

•	Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins includes over 120 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Books, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Mitch Albom, Veronica Roth, Rick Warren and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird and the Divergent series.

•	Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s interests in REA Group Limited (“REA Group”) and Move, Inc. (“Move”). REA Group is a publicly traded company listed on the ASX (ASX: REA) that is a leading multinational digital advertising business specializing in property. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au, as well as property sites in Europe and Asia. The Company holds a 61.6% interest in REA Group.

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

OTHER BUSINESS DEVELOPMENTS

On November 2, 2015, REA Group announced a proposed transaction to acquire all of the outstanding shares of iProperty Group Limited (ASX:IPP) (“iProperty”) it does not already own for A$4.00 per share in cash or iProperty shareholders can elect to receive A$1.20 cash and 0.7 shares in a newly-formed company, subject to a maximum 20% indirect equity interest in iProperty. The aggregate consideration for the transaction is expected to be approximately A$500 million (approximately US$350 million) and will be funded primarily from new debt facilities at REA Group totaling A$480 million, with the remainder from REA Group’s existing cash. The transaction is subject to a number of standard conditions, including iProperty shareholder and court approval, no material adverse change and no prescribed occurrences, and is expected to be completed during the first quarter of calendar 2016. iProperty has online property advertising operations primarily in Malaysia, Indonesia, Hong Kong, Thailand and Singapore. The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. Additionally, in July 2014, REA Group had purchased a 17.22% interest in iProperty for total cash consideration of approximately $100 million. In December 2014, REA Group sold Squarefoot, its Hong Kong based business, to iProperty in exchange for an additional 2.2% interest in iProperty. As of September 30, 2015, REA Group owned an approximate 22.7% interest in iProperty.

On September 30, 2015, the Company acquired Unruly Holdings Limited (“Unruly”) for approximately $90 million in cash at closing, subject to certain adjustments, and up to $86 million in future consideration primarily related to payments contingent upon the achievement of certain performance objectives. Unruly is a leading global video distribution platform that is focused on delivering branded video advertising across websites and mobile devices. Unruly will be considered a separate reporting unit, and its results will be included within the Company’s News and Information Services segment.

In July 2015, the Company acquired Checkout 51 Mobile Apps ULC (“Checkout 51”) for approximately $13 million in cash at closing and up to approximately $28 million in future consideration related to payments contingent upon the achievement of certain performance objectives. Checkout 51 is a data-driven digital coupon company that provides News America Marketing with a leading receipt recognition mobile app that enables retailers to reach consumers with highly personalized marketing campaigns. Checkout 51’s results are included within the Company’s News and Information Services segment.

In November 2014, the Company completed its acquisition of Move, a leading provider of online real estate services. The acquisition expanded the Company’s digital real estate services business into the U.S., one of the largest real estate markets. The aggregate cash payment at closing to acquire the outstanding shares of Move was approximately $864 million, which was funded with cash on hand. The Company also assumed equity-based compensation awards with a fair value of $67 million, of which $28 million was allocated to pre-combination services and included in total consideration transferred for Move. The remaining $39 million was allocated to future services and is being expensed over the weighted average remaining service period of 2.5 years. In addition, the Company assumed Move’s outstanding indebtedness of approximately $129 million, which the Company settled following the acquisition, and acquired approximately $108 million of cash.

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

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2015 versus the three months ended September 30, 2014

The following table sets forth the Company’s operating results for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

	For the three months ended September 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$880	$920	$(40)	(4)%
Circulation and Subscription	639	672	(33)	(5)%
Consumer	392	390	2	1%
Other	103	126	(23)	(18)%

Total Revenues	2,014	2,108	(94)	(4)%
Operating expenses	(1,199)	(1,282)	83	6%
Selling, general and administrative	(650)	(632)	(18)	(3)%
Depreciation and amortization	(121)	(124)	3	2%
Impairment and restructuring charges	(17)	(4)	(13)	**
Equity earnings of affiliates	8	25	(17)	(68)%
Interest, net	12	17	(5)	(29)%
Other, net	5	48	(43)	(90)%

Income from continuing operations before income tax benefit (expense)	52	156	(104)	(67)%
Income tax benefit (expense)	91	(47)	138	**

Income from continuing operations	143	109	34	31%
Income (loss) from discontinued operations, net of tax	46	(21)	67	**

Net income	189	88	101	**
Less: Net income attributable to noncontrolling interests	(14)	(23)	9	39%

Net income attributable to News Corporation	$175	$65	$110	**

**	not meaningful

Revenues—Revenues decreased $94 million, or 4%, for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015. The revenue decrease for the three months ended September 30, 2015 was mainly due to a decrease in revenues at the News and Information Services segment of $161 million, primarily resulting from the negative impact of foreign currency fluctuations and weakness in the print advertising market in Australia. This decrease was offset in part by increased revenues at the Digital Real Estate Services segment of $79 million, primarily as a result of the acquisition of Move in November 2014.

Operating Expenses—Operating expenses decreased $83 million, or 6%, for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015. The decrease in Operating expenses for the three months ended September 30, 2015 was mainly due to a decrease in operating expenses at the News and Information Services segment of $113 million, primarily as a result of the positive impact of foreign currency fluctuations, lower production and distribution costs resulting from reduced sales and the impact of cost savings initiatives. The decrease in Operating expenses was partially offset by higher operating expenses at the Digital Real Estate Services segment due to the acquisition of Move and at the Book Publishing segment as a result of the acquisition of Harlequin in August 2014. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $87 million for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $18 million, or 3%, for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015. The increase in Selling, general and administrative expenses for the three months ended September 30, 2015 was primarily due to higher expenses at the Digital Real Estate Services segment as a result of the acquisition of Move, as well as increased promotion and marketing expenses in the News and Information Services segment. These increases were partially offset by the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $72 million for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015.

Depreciation and amortization—Depreciation and amortization expense decreased 2% for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015 due to lower depreciation and amortization expense at the News and Information Services segment, primarily resulting from the positive impact of foreign currency fluctuations, partially offset by increased depreciation at the Digital Real Estate Services segment due to the acquisition of Move. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $12 million for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015.

Impairment and restructuring charges— During the three months ended September 30, 2015 and 2014, the Company recorded restructuring charges of $17 million and $4 million, respectively, of which $12 million and $4 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in the three months ended September 30, 2015 and 2014 were primarily for employee termination benefits.

Equity earnings of affiliates—Equity earnings of affiliates decreased $17 million for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015, as a result of lower net income at Foxtel, primarily due to increased programming costs, increased costs associated with higher sales volumes, the public launch of Triple Play, as well as the negative impact of foreign currency fluctuations, partially offset by lower depreciation expense resulting from Foxtel’s reassessment of the useful lives of cable and satellite installations due to lower subscriber churn and lower tax expense.

	For the three months ended September 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Foxtel(a)	$9	$25	$(16)	(64)%
Other equity affiliates	(1)	—	(1)	**

Total Equity earnings of affiliates	$8	$25	$(17)	(68)%

**	not meaningful
(a)	In accordance with ASC 350, the Company amortized $12 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three months ended September 30, 2015 as compared to $16 million in the three months ended September 30, 2014. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

Interest, net—Interest, net decreased $5 million for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015, primarily due to the negative impact of foreign currency fluctuations.

Other, net

	For the three months ended September 30,
(in millions)	2015	2014
Gain on sale of marketable securities(a)	$—	$29
Dividends received from cost method investments	—	17
Other, net	5	2

Total Other, net	$5	$48

(a)	In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive income and included in Other, net in the Statement of Operations.

Income tax benefit (expense)—The Company’s effective tax rate for the three months ended September 30, 2015 was lower than the U.S. statutory tax rate primarily due to a tax benefit of approximately $106 million related to the release of previously established valuation allowances related to certain U.S. federal net operating losses and state deferred tax assets. This benefit was recognized in conjunction with management’s plan to dispose of the Company’s digital education business as the Company expects to generate sufficient U.S. taxable income to utilize these deferred tax assets prior to expiration.

The Company’s effective tax rate for the three months ended September 30, 2014 was lower than the U.S. statutory tax rate primarily due to the impact from foreign operations which are subject to lower tax rates partially offset by the impact of nondeductible items.

Income (loss) from discontinued operations, net of tax—For the three months ended September 30, 2015, the Company recorded income from discontinued operations, net of tax, of $46 million, as compared to a loss of $21 million in the corresponding period of fiscal 2015. The change was primarily due to the impact of a $151 million tax benefit recognized upon reclassification of the Digital Education segment to discontinued operations, which more than offset the pre-tax non-cash impairment charge and operating losses recorded in the first quarter of fiscal 2016. (See Note 3—Discontinued Operations in the accompanying Unaudited Consolidated Financial Statements).

Net income—Net income increased $101 million for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015, primarily due to the tax benefit and income from discontinued operations noted above, partially offset by lower Total Segment EBITDA, lower contribution from Other, net and lower equity earnings from Foxtel.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests decreased $9 million for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, due to the negative impact of foreign currency fluctuations.

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

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The following table reconciles Total Segment EBITDA to Income from continuing operations.

	For the three months ended September 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$2,014	$2,108	$(94)	(4)%
Operating expenses	(1,199)	(1,282)	83	6%
Selling, general and administrative expenses	(650)	(632)	(18)	(3)%

Total Segment EBITDA	165	194	(29)	(15)%
Depreciation and amortization	(121)	(124)	3	2%
Impairment and restructuring charges	(17)	(4)	(13)	**
Equity earnings of affiliates	8	25	(17)	(68)%
Interest, net	12	17	(5)	(29)%
Other, net	5	48	(43)	(90)%

Income from continuing operations before income tax benefit (expense)	52	156	(104)	(67)%
Income tax benefit (expense)	91	(47)	138	**

Income from continuing operations	$143	$109	$34	31%

**	not meaningful

	For the three months ended September 30,
	2015		2014
		Segment		Segment
(in millions)	Revenues	EBITDA	Revenues	EBITDA
News and Information Services	$1,290	$83	$1,451	$105
Book Publishing	409	42	406	55
Digital Real Estate Services	191	57	112	57
Cable Network Programming	124	28	139	32
Other	—	(45)	—	(55)

Total	$2,014	$165	$2,108	$194

News and Information Services (64% and 69% of the Company’s consolidated revenues in the three months ended September 30, 2015 and 2014, respectively)

	For the three months ended September 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$681	$783	$(102)	(13)%
Circulation and Subscription	524	559	(35)	(6)%
Other	85	109	(24)	(22)%

Total Revenues	1,290	1,451	(161)	(11)%
Operating expenses	(795)	(908)	113	12%
Selling, general and administrative	(412)	(438)	26	6%

Segment EBITDA	$83	$105	$(22)	(21)%

Revenues at the News and Information Services segment decreased $161 million, or 11%, for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015. The revenue decrease for the three months ended September 30, 2015 was primarily due to lower advertising revenues of $102 million as compared to the corresponding period of fiscal 2015, primarily resulting from the negative impact of foreign currency fluctuations. Circulation and subscription revenues for the three months ended September 30, 2015 decreased $35 million as compared to the corresponding period of fiscal 2015, primarily as a result of lower circulation and subscription revenues at the U.K. newspapers and Australian newspapers, principally due to the negative impact of foreign currency fluctuations. Other revenues decreased $24 million, primarily due to lower other revenues at the U.K. newspapers and Australian newspapers.

Segment EBITDA at the News and Information Services segment decreased $22 million, or 21%, for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015. The decrease was primarily due to a decrease of $24 million at the Australian newspapers, primarily as a result of lower advertising revenues and a decrease at News America Marketing of $7 million, primarily due to increased legal expenses of $5 million, as decreased advertising revenues were partially offset by lower operating costs. These decreases were offset by an increase at the U.K. newspapers of $6 million, primarily due to dual rent costs which did not recur in the three months ended September 30, 2015, as lower advertising revenues were offset by the impact of cost savings initiatives, and an increase at Dow Jones of $5 million due to higher revenues and the impact of cost savings initiatives.

News Corp Australia

Revenues at the Australian newspapers for the three months ended September 30, 2015 decreased 26% compared to the corresponding period of fiscal 2015, with the impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulting in a revenue decrease of $87 million, or 20%. Advertising revenues decreased $84 million, primarily as a result of the negative impact of foreign currency fluctuations and weakness in the print advertising market in Australia. Circulation and subscription revenues decreased $21 million due to the negative impact of foreign currency fluctuations, as price increases and digital subscriber growth offset print volume declines. Other revenues decreased $6 million due to the negative impact of foreign currency fluctuations.

News UK

For the three months ended September 30, 2015, revenues at the U.K. newspapers decreased 11% as compared to the corresponding period of fiscal 2015. Circulation and subscription revenues decreased $15 million, primarily due to the negative impact of foreign currency fluctuations, as print and digital price increases and subscriber growth offset single-copy volume declines. Other revenues decreased $15 million due a reduction in newsprint sales to third parties, offset in large part by lower operating expenses. Advertising revenues decreased $11 million, primarily due to the negative impact of foreign currency fluctuations as well as print market declines. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $26 million, or 7%, for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015.

Dow Jones

Revenues at Dow Jones increased marginally for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015, as modest growth in advertising, circulation and professional information business revenues more than offset the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $5 million, or 1%, for the three months ended September 30, 2015, as compared to the corresponding period of fiscal 2015.

News America Marketing

Revenues at News America Marketing decreased 5% for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015, primarily due to decreased revenues for free-standing insert products of $9 million.

Book Publishing (20% and 19% of the Company’s consolidated revenues in the three months ended September 30, 2015 and 2014, respectively)

	For the three months ended September 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$392	$390	$2	1%
Other	17	16	1	6%

Total Revenues	409	406	3	1%
Operating expenses	(290)	(271)	(19)	(7)%
Selling, general and administrative	(77)	(80)	3	4%

Segment EBITDA	$42	$55	$(13)	(24)%

Revenues at the Book Publishing segment increased $3 million, or 1%, for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015. The increase was the result of higher print book sales, primarily related to sales of Go Set a Watchman by Harper Lee, and the impact of the acquisition of Harlequin in August 2014 of $23 million. These increases were partially offset by lower revenues from the Divergent series by Veronica Roth of $23 million, an industry-wide decline in e-book sales and the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $15 million, or 3%, for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015. Digital sales, which consist of revenues generated through the sale of e-books and digital audio books, represented 20% of Consumer revenues during the three months ended September 30, 2015. Digital sales decreased 12% as compared to the corresponding period of fiscal 2015 due to the lower contribution from the Divergent series and an industry-wide decline in e-book sales.

Segment EBITDA at the Book Publishing segment decreased $13 million, or 24%, for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015. The decrease was primarily due to lower contribution from the Divergent series, the mix of titles sold and an industry-wide decline in e-book sales, partially offset by the acquisition of Harlequin in August 2014 and related transaction costs which did not recur in the three months ended September 30, 2015.

Digital Real Estate Services (10% and 5% of the Company’s consolidated revenues in the three months ended September 30, 2015 and 2014, respectively)

	For the three months ended September 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$176	$112	$64	57%
Circulation and Subscription	15	—	15	**

Total Revenues	191	112	79	71%
Operating expenses	(23)	—	(23)	**
Selling, general and administrative	(111)	(55)	(56)	**

Segment EBITDA	$57	$57	$—	—

**	not meaningful

Revenues at the Digital Real Estate Services segment increased $79 million, or 71%, for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015, primarily due to the acquisition of Move in November 2014, which contributed $85 million in revenues during the quarter. This increase was partially offset by the negative impact of foreign currency fluctuations which more than offset higher revenues resulting from greater residential listing depth product penetration and improved listing volumes in Australia. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $28 million, or 25%, for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015.

Segment EBITDA at the Digital Real Estate Services segment was flat for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015, as the negative impact of foreign currency fluctuations and a $4 million loss related to the acquisition of Move more than offset the higher revenues from greater residential listing depth product penetration and improved listing volumes in Australia noted above. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA decrease of $16 million, or 28%, for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015.

Cable Network Programming (6% and 7% of the Company’s consolidated revenues in the three months ended September 30, 2015 and 2014, respectively)

	For the three months ended September 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$23	$25	$(2)	(8)%
Circulation and Subscription	100	113	(13)	(12)%
Other	1	1	—	—

Total Revenues	124	139	(15)	(11)%
Operating expenses	(90)	(101)	11	11%
Selling, general and administrative	(6)	(6)	—	—

Segment EBITDA	$28	$32	$(4)	(13)%

For the three months ended September 30, 2015, revenues and Segment EBITDA at the Cable Network Programming segment decreased $15 million, or 11%, and $4 million, or 13%, respectively, as compared to the corresponding period of fiscal 2015. The revenue decrease was due to the negative impact of foreign currency fluctuations, which more than offset higher affiliate and advertising revenues. The decrease in Segment EBITDA was primarily the result of increased programming costs related to the Rugby World Cup and the negative impact of foreign currency fluctuations, which more than offset the higher affiliate and advertising revenues noted above. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $29 million, or 21%, and a Segment EBITDA decrease of $7 million, or 22%, for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015.

Other (0% and 0% of the Company’s consolidated revenues in the three months ended September 30, 2015 and 2014, respectively)

	For the three months ended September 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$—	$—	$—	—
Operating expenses	(1)	(2)	1	50%
Selling, general and administrative	(44)	(53)	9	17%

Segment EBITDA	$(45)	$(55)	$10	18%

**	not meaningful

Segment EBITDA at the Other segment increased $10 million, or 18%, for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015. Segment EBITDA increased primarily due to lower costs associated with the U.K. Newspaper Matters. The net expense related to the U.K. Newspaper Matters included in Selling, general and administrative expenses was $5 million for the three months ended September 30, 2015 as compared to $14 million in the corresponding period of fiscal 2015.

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

As of September 30, 2015, the Company’s consolidated assets included $672 million in cash and cash equivalents that was held by its foreign subsidiaries. $41 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these funds. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange control and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

Issuer Purchases of Equity Securities

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. Through October 30, 2015, the Company repurchased approximately 3.3 million shares of Class A Common Stock for an aggregate purchase price of approximately $48 million. The remaining authorized amount under the stock repurchase program as of October 30, 2015 was approximately $452 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2015, the Board of Directors declared a semi-annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock. This dividend was paid on October 21, 2015 to stockholders of record at the close of business on September 16, 2015.

Sources and Uses of Cash—For the three months ended September 30, 2015 versus the three months ended September 30, 2014

Net cash provided by operating activities for the three months ended September 30, 2015 and 2014 was as follows (in millions):

For the three months ended September 30,	2015	2014
Net cash provided by operating activities from continuing operations	$141	$220

Net cash provided by operating activities decreased $79 million for the three months ended September 30, 2015 as compared to the corresponding period of fiscal 2015. The decrease was primarily due to lower Total Segment EBITDA, the absence of a special dividend received from a cost method investment of $17 million during the three months ended September 30, 2014, as well as higher restructuring payments of $14 million. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an operating cash flow decrease of approximately $29 million, or 13%.

Net cash used in investing activities for the three months ended September 30, 2015 and 2014 was as follows (in millions):

For the three months ended September 30,	2015	2014
Net cash used in investing activities from continuing operations	$(86)	$(509)

The Company had net cash used in investing activities of $86 million for three months ended September 30, 2015 as compared to net cash used in investing activities of $509 million for the corresponding period of fiscal 2015.

During the three months ended September 30, 2015, the Company had capital expenditures of $63 million and used $16 million of cash for acquisitions, primarily for the acquisition of Checkout 51.

During the three months ended September 30, 2014, the Company used $414 million of cash for acquisitions, primarily for the acquisition of Harlequin and used $115 million of cash to purchase certain available-for-sale and cost method investments, primarily iProperty in Australia. The Company also had capital expenditures of $94 million which included $36 million related to the relocation of the Company’s operations to a new site in London. The net cash used in investing activities for the three months ended September 30, 2014 was partially offset by proceeds from dispositions of $114 million primarily resulting from the sale of marketable securities.

Net cash used in financing activities for the three months ended September 30, 2015 and 2014 was as follows (in millions):

For the three months ended September 30,	2015	2014
Net cash used in financing activities from continuing operations	$(37)	$(26)

The change in net cash used in financing activities for the three months ended September 30, 2015 as compared to the net cash used in financing activities in the corresponding period of fiscal 2015 was primarily due to the repurchase of Company stock for $15 million during the three months ended September 30, 2015.

Reconciliation of Free Cash Flow Available to News Corporation

Free cash flow available to News Corporation is a non-GAAP financial measure defined as net cash provided by operating activities from continuing operations, less capital expenditures and REA Group free cash flow, plus cash dividends received from REA Group. Free cash flow available to News Corporation excludes cash flows from discontinued operations.

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

The following table presents a reconciliation of net cash provided by continuing operating activities to free cash flow available to News Corporation:

	For the three months ended September 30,
	2015	2014
	(in millions)
Net cash provided by continuing operating activities	$141	$220
Less: Capital expenditures	(63)	(94)

	78	126
Less: REA Group free cash flow	(35)	(22)
Plus: Cash dividends received from REA Group	24	26

Free cash flow available to News Corporation	$67	$130

Free cash flow available to News Corporation decreased $63 million in the three months ended September 30, 2015 to $67 million from $130 million in the corresponding period of fiscal 2015, primarily due to lower cash provided by operating activities as discussed above, partially offset by lower capital expenditures due to the absence of costs associated with the relocation of the Company’s operations to a new site in London in fiscal 2015. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a decrease of free cash flow available to News Corporation of approximately $17 million, or 13% for the three months ended September 30, 2015.

Revolving Credit Agreement

The Company’s Credit Agreement (as amended, the “Credit Agreement”) provides for an unsecured $650 million revolving credit facility (the “Facility”) that can be used for general corporate purposes. The Facility has a sublimit of $100 million available for issuances of letters of credit. Under the Credit Agreement, the Company may request increases in the amount of the Facility up to a maximum amount of $900 million. Subject to certain conditions stated in the Credit Agreement, the Company may borrow, prepay and reborrow amounts under the Facility during the term of the Credit Agreement.

In October 2015, the Company entered into an amendment to the Credit Agreement (the “Amendment”) which, among other things, extended the original term of the Facility by two years and lowered the commitment fee payable by the Company. As a result of the Amendment, amounts under the Credit Agreement are now due on October 23, 2020, unless the commitments are terminated earlier either at the request of the Company or, if an event of default occurs, by the designated agent at the request or with the consent of the lenders (or automatically in the case of certain bankruptcy-related events). The Company may request that the commitments be extended under certain circumstances as set forth in the Credit Agreement for up to two additional one-year periods.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of September 30, 2015, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of September 30, 2015, the Company was paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing. As a result of the Amendment, as of October 23, 2015, the Company is paying a reduced commitment fee of 0.225% on any undrawn balance.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Except as noted below, the Company’s commitments as of September 30, 2015 have not changed significantly from the disclosures included in the 2015 Form 10-K.

In August 2015, the Company entered into a sports programming rights agreement with the Australian Football League to license certain media rights for a six year period from 2017 to 2022 for approximately $850 million (A$1.2 billion).

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

In connection with the Company’s separation of its businesses (the “Separation”) from 21st Century Fox on June 28, 2013 (the “Distribution Date”), the Company and 21st Century Fox agreed in the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that 21st Century Fox will indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. In addition, violations of law may result in criminal fines or penalties for which the Company will not be indemnified by 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis.

As of September 30, 2015, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $119 million, of which approximately $60 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of September 30, 2015. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters. The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, it is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its financial condition, future results of operations or liquidity. As subsidiaries of 21st Century Fox prior to the Separation, the Company and each of its domestic subsidiaries have joint and several liability with 21st Century Fox for the consolidated U.S. federal income taxes of the 21st Century Fox consolidated group relating to any taxable periods during which the Company or any of the Company’s domestic subsidiaries are or were a member of the 21st Century Fox consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21st Century Fox consolidated group. In conjunction with the Separation, the Company entered into the Tax Sharing and Indemnification Agreement with 21st Century Fox (the “Tax Sharing and Indemnification Agreement”), which requires 21st Century Fox to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS or other taxing authorities in amounts that the Company cannot quantify.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to different types of market risk including changes in foreign currency rates, stock prices and credit risk. The Company neither holds nor issues financial instruments for trading purposes.

The following sections provide quantitative information on the Company’s exposure to foreign currency rate risk, stock price risk and credit risk. The Company makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal year ended June 30, 2015:

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

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $142 million as of September 30, 2015. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income of approximately $14 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of September 30, 2015 or June 30, 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2015 and June 30, 2015, the Company did not anticipate nonperformance by any of the counterparties.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 5, 2012, the District Court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to comprise February 15, 2011 to July 18, 2011. Defendants filed motions to dismiss the litigation, which were granted by the District Court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeated the allegations of the amended consolidated complaint and also expanded the class period to comprise July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and on September 30, 2015, the District Court granted defendants’ motions in their entirety and dismissed all of plaintiffs’ claims. In its memorandum, opinion and order relating to the dismissal, the District Court gave plaintiffs until November 6, 2015 to file a motion for leave to amend their complaint. On October 21, 2015, plaintiffs filed a motion for reconsideration of the District Court’s memorandum, opinion and order. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including all payments in connection with the Wilder Litigation.

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

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $11 million and $28 million for the three months ended September 30, 2015 and 2014, respectively. With respect to the fees and costs incurred during the three months ended September 30, 2015 and 2014, the Company has been or will be indemnified by 21st Century Fox for $6 million, net of tax, and $14 million, net of tax, respectively, pursuant to the indemnification arrangements described above.

As of September 30, 2015, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $119 million, of which approximately $60 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of September 30, 2015. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters. The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

News America Marketing

In-Store Marketing and FSI Purchasers

On April 8, 2014, in connection with a pending action in the United States District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC and BEF Foods, Inc. (collectively, the “Named Plaintiffs”) allege various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”), and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”), the Named Plaintiffs filed a fourth amended complaint on consent of the parties. The fourth amended complaint asserts federal and state antitrust claims both individually and on behalf of two putative classes in connection with the purchase of in-store marketing services and free-standing insert coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees. The NAM Group answered the fourth amended complaint and asserted counterclaims against The Dial Corporation, H.J. Heinz Company, H.J. Heinz Company, L.P., and Foster Poultry Farms on April 21, 2014, and discovery is substantially complete.

On August 11, 2014, the Named Plaintiffs filed a motion seeking certification of a class of all persons residing in the United States who purchased in-store marketing services on or after April 5, 2008, and have not purchased those services pursuant to contracts with mandatory arbitration clauses. The Named Plaintiffs did not, however, move to certify a class of purchasers of free-standing insert coupons. On June 18, 2015, the District Court granted the Named Plaintiffs’ motion for class certification, and on July 2, 2015, the NAM Group filed a petition for leave to appeal the District Court’s decision to the United States Court of Appeals for the Second Circuit, which the Named Plaintiffs have opposed.

On September 10, 2015, the District Court granted a stipulation dismissing with prejudice the Named Plaintiffs’ claims relating to free-standing insert coupons, and on September 30, 2015, the NAM Group moved for summary judgment on all remaining claims in the fourth amended complaint. Oral argument on that motion is scheduled for November 24, 2015.

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

From July 1, 2010 through September 30, 2015, the Company incurred aggregate fees, costs and expenses related to the U.K. Newspaper Matters of $525 million, net of costs that have been or will be indemnified by 21st Century Fox, which includes $39 million paid to claimants for civil settlements. As of September 30, 2015, the Company accrued $119 million, representing its best estimate of the liability for the claims that have been filed, including liabilities associated with employment taxes, as well as incurred but unpaid legal and professional fees. Certain liabilities recorded by the Company as of September 30, 2015 related to matters that will be indemnified by 21st Century Fox as described above. Amounts due from 21st Century Fox relating to indemnified costs were approximately $60 million as of September 30, 2015.

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

In addition, the Company’s newspaper businesses in the U.K. are subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by Prime Minister David Cameron in mid-2011. The inquiry was triggered by allegations of illegal voicemail interception at the Company’s former publication, The News of the World. Lord Justice Leveson, Chairman of the Inquiry, concluded the first part of the inquiry and published a report in late November 2012 containing various recommendations for greater regulation and oversight of the U.K. press. The U.K. Government subsequently published a Royal Charter on Self-Regulation of the Press which established a Recognition Panel responsible for approving and monitoring a new press self-regulatory body. No such regulator has yet been approved by the Recognition Panel. However, a majority of the U.K. press has established an alternative regulator, the Independent Press Standards Organisation, or IPSO, which began operating in September 2014. IPSO, which has indicated that it does not intend to seek approval by the Recognition Panel, has powers to impose burdens on the print media in the U.K., including the Company’s U.K.-based newspaper businesses. These powers, which include the ability to impose significant fines for breaches of IPSO’s Code of Conduct, may result in competitive disadvantages versus other forms of media and may increase the costs of compliance.

The Company’s business activities are also subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve in light of changes in information technology and analytics techniques that have implications for how such data is managed. See “Governmental

Regulation—Data Privacy and Security” in the Company’s Annual Report on Form 10-K for more information. These laws and regulations could be costly to comply with, subject the Company to claims and other remedies and limit or restrict aspects of the Company’s business, including, for example, by restricting the use of personal and profiling data to deliver targeted advertisements.

Adverse Results from Litigation or Other Proceedings Could Impact the Company’s Business Practices and Operating Results.

From time to time, the Company is party to litigation, as well as to regulatory and other proceedings with governmental authorities and administrative agencies. For example, certain competitors and customers of the Company’s NAM business have filed lawsuits against NAM alleging antitrust violations and seeking treble damages, injunctive relief and attorneys’ fees. On June 18, 2015, class action certification was granted in the action brought by customers of the NAM business, and on July 2, 2015, NAM petitioned for leave to appeal, which plaintiffs have opposed. The outcome of litigation or other proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages or injunctive relief that could adversely affect the Company’s results of operations or financial condition as well as the Company’s ability to conduct its business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel, and other factors. See Part II, “Item 1. Legal Proceedings” and Note 10 to the Financial Statements for more information.

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control.

Newsprint is one of the largest expenses of the Company’s newspaper publishing units. During the three months ended September 30, 2015, the Company’s average cost per ton of newsprint was approximately 16% lower than its historical average annual cost per ton over the past five fiscal years on a constant currency basis. The price of newsprint has historically been volatile and the consolidation of newsprint mills over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Failure to maintain the Company’s current consumption levels, further supplier consolidation or the inability to maintain the Company’s existing relationships with its newsprint suppliers could adversely impact newsprint prices in the future.

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

Risks Related to the Company’s Separation from 21st Century Fox

If the Separation, Together with Certain Related Transactions, Were Ultimately Determined to be Taxable Transactions for U.S. Federal and/or Other Jurisdictions’ Income Tax Purposes, then the Company, 21st Century Fox and Its Stockholders Could Be Subject to Significant Tax Liability, and the Company may be Required to Indemnify 21st Century Fox for Tax-Related Liabilities Incurred by 21st Century Fox.

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

The private letter ruling and the opinion relied on certain facts and assumptions, and certain representations from the Company and 21st Century Fox regarding the past and future conduct of their respective businesses and other matters. Notwithstanding the receipt of the private letter ruling and the opinion, the IRS and/or other tax authorities could determine on audit that the distribution or the related internal reorganization transactions should be treated as taxable transactions if any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the distribution or the internal transactions should be taxable for other reasons. If the distribution ultimately is determined to be taxable, the distribution could be treated as a taxable dividend or capital gain for U.S. federal income tax purposes, and U.S. stockholders and certain non-U.S. stockholders could incur significant U.S. federal income tax liabilities. In addition, if the internal reorganization and/or the distribution is ultimately determined to be taxable, 21st Century Fox and/or the Company would recognize gains on the internal reorganization and 21st Century Fox would recognize gain in an amount equal to the excess of the fair market value of shares of the Company’s common stock distributed to 21st Century Fox’s stockholders on the Distribution Date over 21st Century Fox’s tax basis in such shares. As described below, the Company may in certain circumstances be required to indemnify 21st Century Fox for liabilities arising out of the foregoing.

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

In addition, in connection with the Separation, the Company’s Board of Directors adopted a stockholder rights agreement, which it extended in June 2014 and again in June 2015. Pursuant to the second amended and restated stockholder rights agreement, each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its Class A Common Stock and Class B Common Stock in the event that a person or group acquires beneficial ownership of 15% or more of the then-outstanding Class B Common Stock without approval of the Company’s Board of Directors, subject to exceptions for persons beneficially owning 15% or more of the Company’s Class B Common Stock immediately following the Separation. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. The rights expire on June 18, 2018, except as otherwise provided in the rights agreement. Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of October 30, 2015, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of October 30, 2015. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of October 30, 2015. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the second amended and restated stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors has authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. Through October 30, 2015 the Company repurchased approximately 3.3 million shares of its Class A Common Stock for an aggregate purchase price of approximately $48 million. The remaining authorized amount under the stock repurchase program as of October 30, 2015 was approximately $452 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors, and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

The following table is a summary of the Company’s purchases of its Class A Common Stock during the three months ended September 30, 2015.

	Total Number of Shares Repurchased	Average Price per Share	Total Cost of Purchase
	(in thousands, except per share amounts)
Q1 Fiscal 2016 repurchases:
July	891	$14.44	$12,864

Total Q1 Fiscal 2016	891	$14.44	$12,864

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014 (unaudited); (ii) Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2015 and 2014 (unaudited); (iii) Consolidated Balance Sheets at September 30, 2015 (unaudited) and June 30, 2015 (audited); (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh
Chief Financial Officer

Date: November 6, 2015