Form 10-Q
period 2015-12-31
NEWS CORP
filed 2016-02-05
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of January 29, 2016, 380,790,614 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended December 31,		For the six months ended December 31,
	Notes	2015	2014	2015	2014
Revenues:
Advertising		$976	$1,038	$1,856	$1,958
Circulation and Subscription		621	644	1,260	1,316
Consumer		429	448	821	838
Other		135	128	238	254

Total Revenues		2,161	2,258	4,175	4,366
Operating expenses		(1,193)	(1,251)	(2,392)	(2,533)
Selling, general and administrative		(688)	(655)	(1,338)	(1,287)
Depreciation and amortization		(123)	(127)	(244)	(251)
Impairment and restructuring charges	4	(22)	(17)	(39)	(21)
Equity earnings of affiliates	5	15	16	23	41
Interest, net		11	13	23	30
Other, net	14	(6)	10	(1)	58

Income from continuing operations before income tax (expense) benefit		155	247	207	403
Income tax (expense) benefit	12	(49)	(65)	42	(112)

Income from continuing operations		106	182	249	291
(Loss) income from discontinued operations, net of tax	3	(24)	(19)	22	(40)

Net income		82	163	271	251
Less: Net income attributable to noncontrolling interests		(19)	(20)	(33)	(43)

Net income attributable to News Corporation stockholders		$63	$143	$238	$208

Basic and diluted earnings (loss) per share:
Income from continuing operations available to News Corporation stockholders per share		$0.15	$0.27	$0.37	$0.43
(Loss) income from discontinued operations available to News Corporation stockholders per share		(0.04)	(0.03)	0.04	(0.07)

Net income available to News Corporation stockholders per share		$0.11	$0.24	$0.41	$0.36

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; millions)

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Net income	$82	$163	$271	$251
Other comprehensive income (loss):
Foreign currency translation adjustments	89	(456)	(356)	(930)
Unrealized holding gains (losses) on securities, net(a)	9	26	(16)	5
Benefit plan adjustments, net(b)	10	15	25	31
Share of other comprehensive income from equity affiliates, net(c)	(3)	(6)	2	(2)

Other comprehensive income (loss)	105	(421)	(345)	(896)

Comprehensive income (loss)	187	(258)	(74)	(645)
Less: Net income attributable to noncontrolling interests	(19)	(20)	(33)	(43)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(3)	8	4	25

Comprehensive income (loss) attributable to News Corporation stockholders	$165	$(270)	$(103)	$(663)

(a)

Net of income tax expense of $5 million and $16 million for the three months ended December 31, 2015 and 2014, respectively, and income tax (benefit) expense of ($7) million and $6 million for the six months ended December 31, 2015 and 2014, respectively.

(b)

Net of income tax expense of $2 million and $4 million for the three months ended December 31, 2015 and 2014, respectively, and income tax expense of $6 million and $8 million for the six months ended December 31, 2015 and 2014, respectively.

(c)

Net of income tax benefit of $1 million and $3 million for the three months ended December 31, 2015 and 2014, respectively, and income tax (expense) benefit of ($1) million and $1 million for the six months ended December 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

	Notes	As of December 31, 2015	As of June 30, 2015
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,883	$1,951
Amounts due from 21st Century Fox		60	63
Receivables, net	14	1,349	1,283
Other current assets	14	503	717

Total current assets		3,795	4,014

Non-current assets:
Investments	5	2,288	2,379
Property, plant and equipment, net		2,554	2,690
Intangible assets, net		2,164	2,203
Goodwill		3,090	3,063
Other non-current assets	14	984	686

Total assets		$14,875	$15,035

Liabilities and Equity:
Current liabilities:
Accounts payable		$248	$238
Accrued expenses		1,108	1,125
Deferred revenue		337	346
Other current liabilities	14	403	401

Total current liabilities		2,096	2,110

Non-current liabilities:
Retirement benefit obligations	11	291	305
Deferred income taxes		145	166
Other non-current liabilities		344	318

Commitments and contingencies	10

Redeemable preferred stock		20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,441	12,433
Retained earnings		268	88
Accumulated other comprehensive loss		(923)	(582)

Total News Corporation stockholders’ equity		11,792	11,945
Noncontrolling interests		187	171

Total equity	7	11,979	12,116

Total liabilities and equity		$14,875	$15,035

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 381,625,223 and 381,914,964 shares issued and outstanding, net of 27,368,413 treasury shares at par, at December 31, 2015 and June 30, 2015, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par, at December 31, 2015 and June 30, 2015, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the six months ended December 31,
	Notes	2015	2014
Operating activities:
Net income		$271	$251
Less: Income (loss) from discontinued operations, net of tax		22	(40)

Income from continuing operations:		249	291
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization		244	251
Equity earnings of affiliates	5	(23)	(41)
Cash distributions received from affiliates		30	68
Other, net	14	1	(58)
Deferred income taxes and taxes payable	12	(98)	66
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(97)	(56)
Inventories, net		72	65
Accounts payable and other liabilities		(15)	(30)
Pension and postretirement benefit plans		(17)	(12)

Net cash provided by operating activities from continuing operations		346	544

Investing activities:
Capital expenditures		(120)	(150)
Acquisitions, net of cash acquired		(101)	(1,183)
Investments in equity affiliates and other		(36)	(246)
Proceeds from dispositions		2	114
Other		5	—

Net cash used in investing activities from continuing operations		(250)	(1,465)

Financing activities:
Repayment of borrowings acquired in the Move acquisition		—	(129)
Repurchase of shares		(18)	—
Dividends paid		(74)	(17)
Other, net		(7)	(10)

Net cash used in financing activities from continuing operations		(99)	(156)

Net decrease in cash and cash equivalents from continuing operations		(3)	(1,077)
Net decrease in cash and cash equivalents from discontinued operations		(40)	(85)
Cash and cash equivalents, beginning of period		1,951	3,145
Exchange movement on opening cash balance		(25)	(65)

Cash and cash equivalents, end of period		$1,883	$1,918

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

The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2016 and fiscal 2015 include 53 and 52 weeks, respectively. All references to the three months ended December 31, 2015 and 2014 relate to the

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

three months ended December 27, 2015 and December 28, 2014, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

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

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation (Topic 718)” (“ASU 2014-12”). ASU 2014-12 clarifies guidance and eliminates diversity in practice on how to account for share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company for annual and interim periods beginning July 1, 2016, however, early adoption is permitted. The Company does not expect the adoption of ASU 2014-12 to have a significant impact on its Financial Statements.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in the Consolidated Balance Sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current and noncurrent amount in a Consolidated Balance Sheet. As permitted by ASU 2015-17, the Company early-adopted this standard and applied it prospectively. The prior periods have not been retroactively adjusted as a result of the adoption of ASU 2015-17.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2016

Checkout 51 Mobile Apps ULC

In July 2015, the Company acquired Checkout 51 Mobile Apps ULC (“Checkout 51”) for approximately $13 million in cash at closing and up to approximately $28 million in future cash consideration related to payments contingent upon the achievement of certain performance objectives. Checkout 51 is a data-driven digital coupon company that provides News America Marketing with a leading receipt recognition mobile app which enables retailers to reach consumers with highly personalized marketing campaigns. Checkout 51’s results are included within the Company’s News and Information Services segment.

Unruly Holdings Limited

On September 30, 2015, the Company acquired Unruly Holdings Limited (“Unruly”) for approximately £60 million (approximately $90 million) in cash and up to £56 million (approximately $86 million) in future cash consideration related to payments primarily contingent upon the achievement of certain performance objectives. As a result of the acquisition, the Company recognized a liability of approximately $40 million related to the contingent consideration. The fair value of the contingent consideration was estimated by applying a probability-weighted income approach. In accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), $42 million of the purchase price has been allocated to acquired technology with a weighted-average useful life of 7 years, $25 million has been allocated to customer relationships and tradenames with a weighted-average useful

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

life of 6 years and $67 million has been allocated to goodwill. The values assigned to the acquired assets and liabilities are based on estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction. Unruly is a leading global video distribution platform that is focused on delivering branded video advertising across websites and mobile devices. Unruly’s results of operations are included within the Company’s News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The acquired intangible assets relate to the license of the realtor.com® trademark, which has a fair value of approximately $116 million and an indefinite life, and customer relationships, other tradenames and certain multiple listing service agreements with an aggregate fair value of approximately $100 million, which is being amortized over a weighted-average useful life of approximately 15 years. The Company also acquired technology, primarily associated with the realtor.com® website, that has a fair value of approximately $39 million which is being amortized over 4 years. The acquired technology has been recorded in Property, Plant and Equipment, net in the Consolidated Balance Sheet at December 31, 2015.

Move had U.S. federal net operating loss carryforwards (“NOLs”) of $947 million ($332 million tax-effected) at the date of acquisition. These NOLs are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and subject to review by the Internal Revenue Service. The utilization of these NOLs is dependent on generating sufficient U.S. taxable income prior to expiration which begins in varying amounts starting in 2017. Valuation allowances and unrecognized tax benefits were recorded against these NOLs in the amount of $484 million ($170 million tax-effected) as part of the purchase price allocation. The deferred tax assets established for these NOLs, net of valuation allowance and unrecognized benefits, are included in Other non-current assets on the Balance Sheets. Based on this, the Company expected approximately $463 million of the NOLs could be utilized, and accordingly, the Company had recorded a net deferred tax asset of $162 million as part of the purchase price allocation. As a result of management’s plan to dispose of the digital education business, the Company increased its estimated utilization of the Move NOLs by $167 million ($58 million tax-effected) and released the valuation allowance equal to that amount. As of December 31, 2015, the expected utilization of the Move NOLs is $630 million ($220 million tax-effected).

NOTE 3. DISCONTINUED OPERATIONS

During the first quarter of fiscal 2016, management approved a plan to dispose of the Company’s digital education business. As a result of the plan and the discontinuation of further significant business activities in the Digital Education segment, the assets and liabilities of this segment were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented in accordance with ASC 205-20, “Discontinued Operations.”

In the first quarter of fiscal 2016, the Company recognized a pre-tax non-cash impairment charge of $76 million reflecting a write down of the digital education business to its fair value less costs to sell. In addition, the Company recognized a tax benefit of $144 million upon reclassification of the Digital Education segment to discontinued operations. These amounts are included in Loss before income tax benefit and Income tax benefit, respectively, in the table below for the six months ended December 31, 2015.

On September 30, 2015, the Company sold the Amplify Insight and Amplify Learning businesses. Included within Loss before income tax benefit for the three and six months ended December 31, 2015 was approximately $17 million in severance and lease termination costs which were incurred in conjunction with the sale.

The following table summarizes the results of operations from the discontinued segment:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
	(in millions)
Revenues	$1	$22	$27	$64

Loss before income tax benefit	(29)	(32)	(151)	(63)
Income tax benefit	5	13	173	23

(Loss) income from discontinued operations, net of tax	$(24)	$(19)	$22	$(40)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the cash flows from discontinued operations:

	For the six months ended December 31,
	2015	2014
	(in millions)
Net cash used in operating activities	$(59)	$(52)
Net cash used in investing activities	19	(33)
Net cash used in financing activities	—	—

Net decrease in cash and cash equivalents	$(40)	$(85)

Assets and liabilities held for sale related to discontinued operations as of December 31, 2015 and June 30, 2015 are included in Other current assets and Other current liabilities, respectively, in the Balance Sheets as follows:

	As of December 31, 2015	As of June 30, 2015

	(in millions)
Current assets	$1	$54
Non-current assets	—	100

Total assets	$1	$154

Current liabilities	18	46
Non-current liabilities	—	16

Total liabilities	$18	$62

Net (liabilities) assets held for sale	$(17)	$92

NOTE 4. RESTRUCTURING AND IMPAIRMENT

Fiscal 2016

During the three and six months ended December 31, 2015, the Company recorded restructuring charges of $22 million and $39 million, respectively, of which $20 million and $32 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2016 were primarily for employee termination benefits.

Fiscal 2015

During the three and six months ended December 31, 2014, the Company recorded restructuring charges of $17 million and $21 million, respectively, of which $14 million and $18 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2015 were primarily for employee termination benefits.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in restructuring program liabilities were as follows:

	For the three months ended December 31,
	2015				2014
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total

	(in millions)
Balance, beginning of period	$34	$5	$6	$45	$14	$6	$—	$20
Additions	21	1	—	22	10	—	7	17
Payments	(28)	—	—	(28)	(5)	—	—	(5)
Other	—	—	—	—	(2)	—	(1)	(3)

Balance, end of period	$27	$6	$6	$39	$17	$6	$6	$29

	For the six months ended December 31,
	2015				2014
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total

	(in millions)
Balance, beginning of period	$47	$5	$6	$58	$21	$7	$—	$28
Additions	38	1	—	39	14	—	7	21
Payments	(54)	—	—	(54)	(16)	(1)	—	(17)
Other	(4)	—	—	(4)	(2)	—	(1)	(3)

Balance, end of period	$27	$6	$6	$39	$17	$6	$6	$29

As of December 31, 2015, restructuring liabilities of approximately $29 million were included in the Balance Sheet in Other current liabilities and $10 million were included in Other non-current liabilities.

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of December 31, 2015	As of December 31, 2015	As of June 30, 2015

		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,402	$1,476
Other equity method investments(b)	various	194	168
Loan receivable from Foxtel(c)	N/A	329	345
Available-for-sale securities(d)	various	159	185
Cost method investments(e)	various	204	205

Total Investments		$2,288	$2,379

(a)	The change in the Foxtel investment for the six months ended December 31, 2015 was primarily due to the impact of foreign currency fluctuations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b)

In July 2014, REA Group purchased a 17.22% interest in iProperty Group Limited (ASX:IPP) (“iProperty”) for total cash consideration of approximately $100 million. iProperty has online property advertising operations primarily in Malaysia, Indonesia, Hong Kong, Thailand and Singapore. In December 2014, REA Group sold Squarefoot, its Hong Kong based business, to iProperty in exchange for an additional 2.2% interest in iProperty. As of December 31, 2015, REA Group owned an approximate 22.7% interest in iProperty.

On November 2, 2015, REA Group announced a proposed transaction to acquire all of the outstanding shares of iProperty Group Limited (ASX:IPP) (“iProperty”) it does not already own. iProperty shareholders could elect to receive A$4.00 per share in cash or A$1.20 cash and 0.7 shares in a newly-formed company, subject to a maximum 20% indirect equity interest in iProperty. The total cash consideration for the transaction will be approximately A$480 million (approximately US$340 million) which will be funded primarily by debt with the remainder from REA Group’s existing cash. The transaction has received iProperty shareholder and court approval and is expected to be completed in February 2016. The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia.

(c)

In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and pro rata capital contributions made by Foxtel shareholders in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($329 million and $345 million as of December 31, 2015 and June 30, 2015, respectively). The subordinated shareholder notes can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder notes have a maturity date of July 15, 2027, with interest of 12% payable on June 30 each year and at maturity. Upon maturity, the principal advanced will be repayable.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company measures the fair market values of available-for-sale investments as Level 1 financial instruments under ASC 820, “Fair Value Measurement,” as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of December 31, 2015	As of June 30, 2015
	(in millions)
Cost basis of available-for-sale investments	$164	$164
Accumulated gross unrealized gain	48	46
Accumulated gross unrealized loss	(53)	(25)

Fair value of available-for-sale investments	$159	$185

Net deferred tax liability	$(3)	$(11)

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
	(in millions)
Foxtel(a)	$13	$15	$22	$40
Other equity affiliates, net	2	1	1	1

Total Equity earnings of affiliates	$15	$16	$23	$41

(a)

In accordance with ASC 350, the Company amortized $13 million and $25 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and six months ended December 31, 2015, respectively, and $14 million and $30 million in the corresponding periods of fiscal 2015, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the six months ended December 31,
	2015	2014
	(in millions)
Revenues	$1,185	$1,408
Operating income(a)	184	255
Net income	94	140

(a)

Includes Depreciation and amortization of $111 million and $168 million for the six months ended December 31, 2015 and 2014, respectively. Operating income before depreciation and amortization was $295 million and $423 million for the six months ended December 31, 2015 and 2014, respectively.

For the six months ended December 31, 2015, Foxtel’s revenues decreased $223 million, or 16%, as a result of the negative impact of foreign currency fluctuations, which more than offset higher revenues in local currency. Operating income decreased primarily due to the negative impact of foreign currency fluctuations, a planned increase in programming costs to support subscriber growth, increased costs associated with higher sales

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

volumes, the public launch of Triple Play and continued investment in Presto, partially offset by lower depreciation expense resulting from Foxtel’s reassessment of the useful lives of cable and satellite installations due to lower subscriber churn. Net income decreased as a result of the lower operating income noted above, partially offset by lower income tax expense.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of December 31, 2015, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of December 31, 2015, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EQUITY

The following table summarizes changes in equity:

	For the six months ended December 31,
	2015			2014
	News Corporation stockholders	Noncontrolling Interests	Total Equity	News Corporation stockholders	Noncontrolling Interests	Total Equity

	(in millions)
Balance, beginning of period	$11,945	$171	$12,116	$13,243	$156	$13,399
Net income	238	33	271	208	43	251
Other comprehensive (loss) income	(341)	(4)	(345)	(871)	(25)	(896)
Dividends	(59)	(15)	(74)	(1)	(16)	(17)
Stock repurchases	(16)	—	(16)	—	—	—
Other	25	2	27	31	(1)	30

Balance, end of period	$11,792	$187	$11,979	$12,610	$157	$12,767

Stock Repurchases

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. Through January 29, 2016, the Company repurchased approximately 4.3 million shares of Class A Common Stock for an aggregate cost of approximately $61 million. The remaining authorized amount under the stock repurchase program as of January 29, 2016 was approximately $439 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2015, the Board of Directors declared a semi-annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock. This dividend was paid on October 21, 2015 to stockholders of record at the close of business on September 16, 2015. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. EQUITY BASED COMPENSATION

Employees of the Company participate in the News Corporation 2013 Long-Term Incentive Plan (the “2013 LTIP”) under which equity-based compensation, including stock options, performance stock units (“PSUs”), restricted stock awards, RSUs and other types of awards can be granted. The Company has the ability to award up to 30 million shares of Class A Common Stock under the terms of the 2013 LTIP.

In connection with the acquisition of Move, the Company assumed Move’s equity incentive plans and substantially all of the awards outstanding under such plans. The stock options, RSUs and restricted stock awards that were assumed continue to have the same terms and conditions that applied to those awards immediately prior to the acquisition, except that such assumed awards were converted into awards with the right to be settled in, or by reference to, the Company’s Class A Common Stock in accordance with the acquisition agreement, using a formula designed to preserve the value of the awards based on the price per share paid in the acquisition. The Company assumed and converted approximately 4.3 million stock options and approximately 2.5 million RSUs and restricted stock awards in connection with the transaction. During the three and six months ended December 31, 2015, approximately 0.1 million and 0.3 million of the assumed options were exercised, respectively. Approximately 0.1 million of the assumed RSUs and restricted stock awards vested during the three and six months ended December 31, 2015.

The Company recognized $14 million and $31 million of equity-based compensation expense for the three and six months ended December 31, 2015, respectively, and $9 million and $21 million for the corresponding periods of fiscal 2015, respectively.

Performance Stock Units

Fiscal 2016

During the three and six months ended December 31, 2015, the Company granted 0.3 million and 4.0 million PSUs, respectively, at target, of which 0.3 million and 2.9 million, respectively, will be settled in Class A Common Stock with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked-to-market each reporting period.

During the six months ended December 31, 2015, approximately 1.2 million PSUs vested, of which approximately 1.0 million were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.2 million PSUs settled during the six months ended December 31, 2015 were settled in cash for approximately $3.3 million before statutory tax withholdings.

Fiscal 2015

During the six months ended December 31, 2014, the Company granted 3.1 million PSUs at target, of which 2.0 million will be settled in Class A Common Stock with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked-to-market each reporting period.

During the six months ended December 31, 2014, approximately 2.0 million PSUs vested, of which approximately 1.5 million were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.5 million PSUs settled during the six months ended December 31, 2014 were settled in cash for approximately $8.2 million before statutory tax withholdings.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Fiscal 2016

During the six months ended December 31, 2015, the Company granted 0.2 million RSUs, all of which will be settled in Class A Common Stock.

During the six months ended December 31, 2015, approximately 0.1 million RSUs vested, all of which were settled in shares of Class A Common Stock.

Fiscal 2015

During the six months ended December 31, 2014, approximately 0.4 million RSUs vested, of which approximately 0.3 million were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.1 million RSUs settled during the six months ended December 31, 2014 were settled in cash for approximately $0.9 million before statutory tax withholdings.

NOTE 9. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Income from continuing operations	$106	$182	$249	$291
Less: Net income attributable to noncontrolling interests	(19)	(20)	(33)	(43)
Less: Redeemable preferred stock dividends(a)	(1)	(1)	(1)	(1)

Income from continuing operations available to News Corporation stockholders	86	161	215	247
(Loss) income from discontinued operations, net of tax, available to News Corporation stockholders	(24)	(19)	22	(40)

Net income available to News Corporation stockholders	$62	$142	$237	$207

Weighted-average number of shares of common stock outstanding—basic	581.2	580.2	581.1	579.8
Dilutive effect of equity awards	1.5	2.3	1.6	1.4

Weighted-average number of shares of common stock outstanding—diluted	582.7	582.5	582.7	581.2

Income from continuing operations available to News Corporation stockholders per share—basic and diluted	$0.15	$0.27	$0.37	$0.43
(Loss) income from discontinued operations available to News Corporation stockholders per share—basic and diluted	$(0.04)	$(0.03)	$0.04	$(0.07)

Net income available to News Corporation stockholders per share—basic and diluted	$0.11	$0.24	$0.41	$0.36

(a)

In connection with the Separation, as defined in Note 10, Twenty-First Century Fox, Inc. (“21st Century Fox”) sold 4,000 shares of cumulative redeemable preferred stock with a par value of $5,000 per share of a

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

newly formed U.S. subsidiary of the Company. The preferred stock pays dividends at a rate of 9.5% per annum, payable quarterly. The preferred stock is callable by the Company at any time after the fifth year and is puttable at the option of the holder after 10 years.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Except as noted below, the Company’s commitments as of December 31, 2015 have not changed significantly from the disclosures included in the 2015 Form 10-K.

In November 2015, the Company entered into a sports programming rights agreement with the National Rugby League to license certain media rights for a five year period from 2018 to 2022 for approximately $775 million (A$1.1 billion).

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On June 5, 2012, the District Court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to comprise February 15, 2011 to July 18, 2011. Defendants filed motions to dismiss the litigation, which were granted by the District Court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeated the allegations of the amended consolidated complaint and also expanded the class period to comprise July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and on September 30, 2015, the District Court granted defendants’ motions in their entirety and dismissed all of plaintiffs’ claims. In its memorandum, opinion and order relating to the dismissal, the District Court gave plaintiffs until November 6, 2015 to file a motion for leave to amend their complaint. On October 21, 2015, plaintiffs filed a motion for reconsideration of the District Court’s memorandum, opinion and order, which defendants have opposed. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including all payments in connection with the Wilder Litigation.

In addition, governmental authorities in the U.K. conducted various investigations beginning in 2011 relating to voicemail interception, illegal data access and inappropriate payments to public officials at the Company’s former publication, The News of the World, and related matters, as well as various investigations at The Sun (the “U.K. Newspaper Matters”). On December 11, 2015, the U.K.’s Crown Prosecution Service announced that it would not bring any charges against the Company relating to voicemail interception at The News of the World. The Metropolitan Police Service previously notified the Company that it had concluded its corporate investigation relating to payments to public officials at The News of the World and at The Sun. All criminal investigations of the Company relating to the U.K. Newspaper Matters have now been concluded.

Civil claims have also been brought against the Company with respect to certain U.K. Newspaper Matters. The Company has admitted liability in many civil cases and has settled a number of cases. The Company has also settled a number of claims through a private compensation scheme established by the Company under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

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

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $12 million and $23 million for the three months ended December 31, 2015 and 2014, respectively, and approximately $23 million and $51 million for the six months ended December 31, 2015 and 2014, respectively. These costs are included in Selling, general and administrative

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

expenses in the Company’s Statements of Operations. With respect to the fees and costs incurred during the three months ended December 31, 2015 and 2014, the Company has been or will be indemnified by 21st Century Fox for $5 million, net of tax, and $10 million, net of tax, respectively, pursuant to the indemnification arrangements described above. With respect to the fees and costs incurred during the six months ended December 31, 2015 and 2014, the Company has been or will be indemnified by 21st Century Fox for $11 million, net of tax, and $24 million, net of tax, respectively, pursuant to the indemnification arrangements described above. Accordingly, the Company recorded a contra expense in Selling, general and administrative expenses for the after-tax costs that were or will be indemnified of $5 million and $10 million for the three months ended December 31, 2015 and 2014, respectively, and $11 million and $24 million for the six months ended December 31, 2015 and 2014, respectively, and recorded a corresponding receivable from 21st Century Fox. Therefore, the net impact on Selling, general and administrative expenses was $7 million and $13 million for the three months ended December 31, 2015 and 2014, respectively, and $12 million and $27 million for the six months ended December 31, 2015 and 2014, respectively.

Refer to the table below for the net impact of the U.K. Newspaper Matters on Selling, general and administrative expenses recorded in the Statements of Operations:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
	(in millions)
Gross legal and professional fees related to the U.K. Newspaper Matters	$12	$23	$23	$51
Indemnification from 21st Century Fox	(5)	(10)	(11)	(24)

Net impact on Selling, general and administrative expenses	$7	$13	$12	$27

As of December 31, 2015, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $111 million, of which approximately $60 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of December 31, 2015. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

News America Marketing

In-Store Marketing and FSI Purchasers

On April 8, 2014, in connection with a pending action in the U.S. District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC and BEF Foods, Inc. (collectively, the “Named Plaintiffs”) allege various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”), and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”), the Named Plaintiffs filed a fourth amended complaint on consent of the parties. The fourth amended complaint asserts federal and state antitrust claims both individually and on behalf of two putative classes in connection with the purchase of in-store marketing services and free-standing insert coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees.

On August 11, 2014, the Named Plaintiffs filed a motion seeking certification of a class of all persons residing in the United States who purchased in-store marketing services on or after April 5, 2008, and have not purchased those services pursuant to contracts with mandatory arbitration clauses. The Named Plaintiffs did not, however, move to certify a class of purchasers of free-standing insert coupons. On June 18, 2015, the District Court granted the Named Plaintiffs’ motion for class certification, and on July 2, 2015, the NAM Group filed a petition for leave to appeal the District Court’s decision to the U.S. Court of Appeals for the Second Circuit, which the Named Plaintiffs opposed. On November 10, 2015, the Court of Appeals for the Second Circuit denied the NAM Group’s petition.

On September 10, 2015, the District Court granted a stipulation dismissing with prejudice the Named Plaintiffs’ claims relating to free-standing insert coupons, and on September 30, 2015, the NAM Group moved for summary judgment on all remaining claims in the fourth amended complaint. On January 15, 2016, the District Court denied the motion, and trial is scheduled to begin on February 29, 2016.

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

•

Valassis previously initiated an action against NAI, NAM FSI and NAM In-Store Services (collectively, the “NAM Parties”), captioned Valassis Communications, Inc. v. News America Incorporated, et al., No. 2:06-cv-10240 (E.D. Mich.), alleging violations of federal antitrust laws, which was settled in February 2010. On November 8, 2013, Valassis filed a motion for expedited discovery in the previously settled case based on its belief that defendants had engaged in activities prohibited under an order issued by the U.S. District Court for the Eastern District of Michigan in connection with the parties’ settlement.

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

•

On November 8, 2013, Valassis also filed a new complaint in the U.S. District Court for the Eastern District of Michigan against the NAM Group alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the newly filed complaint.

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

The amortization of amounts related to unrecognized prior service (credits) and deferred losses were reclassified out of other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefits costs were as follows:

	Pension benefits				Postretirement benefits
	Domestic		Foreign
	For the three months ended December 31,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost benefits earned during the period	$—	$—	$3	$3	$—	$—
Interest costs on projected benefit obligations	4	4	12	13	1	2
Expected return on plan assets	(5)	(6)	(16)	(18)	—	—
Amortization of deferred losses	1	1	3	3	—	—
Amortization of prior service (credits)	—	—	—	—	(2)	(3)
Settlements, curtailments and other	—	—	—	—	—	—

Net periodic benefits costs	$—	$(1)	$2	$1	$(1)	$(1)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Pension benefits				Postretirement benefits
	Domestic		Foreign
	For the six months ended December 31,
	2015	2014	2015	2014	2015	2014
	(in millions)
Service cost benefits earned during the period	$—	$—	$5	$6	$—	$—
Interest costs on projected benefit obligations	8	8	23	26	2	3
Expected return on plan assets	(10)	(11)	(32)	(37)	—	—
Amortization of deferred losses	2	2	7	6	—	—
Amortization of prior service (credits)	—	—	—	—	(3)	(6)
Settlements, curtailments and other	—	—	(1)	—	—	—

Net periodic benefits costs	$—	$(1)	$2	$1	$(1)	$(3)

During the six months ended December 31, 2015 and 2014, the Company contributed approximately $18 million and $9 million, respectively, to its various pension and postretirement plans, of which $7 million and $5 million, were contributed in the three months ended December 31, 2015 and 2014, respectively.

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

The Company’s effective tax rate for the three months ended December 31, 2015 was lower than the U.S. statutory tax rate primarily due to the impact from foreign operations which are subject to lower tax rates, partially offset by the impact of nondeductible items. The Company’s effective tax rate for the six months ended December 31, 2015 was lower than the U.S. statutory tax rate primarily due to a tax benefit of approximately $106 million related to the release of previously established valuation allowances related to certain U.S. federal net operating losses and state deferred tax assets. This benefit was recognized in conjunction with management’s plan to dispose of the Company’s digital education business in the first quarter of fiscal 2016, as the Company now expects to generate sufficient U.S. taxable income to utilize these deferred tax assets prior to expiration.

In addition, the Company recognized a tax benefit of approximately $144 million upon reclassification of the Digital Education segment to discontinued operations in (Loss) income from discontinued operations, net of tax, in the Statement of Operations for the six months ended December 31, 2015.

The Company’s effective income tax rate for the three and six months ended December 31, 2014 was lower than the U.S. statutory tax rate, primarily due to the impact from foreign operations which are subject to lower tax rates, partially offset by the impact of nondeductible items.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company paid gross income taxes of $57 million and $50 million during the six months ended December 31, 2015 and 2014, respectively, and received income tax refunds of $1 million and $3 million, respectively.

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

The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes both News America Marketing, a leading provider of free-standing inserts, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the three months December 31,		For the six months ended December 31,

	2015	2014	2015	2014
	(in millions)
Revenues:
News and Information Services	$1,400	$1,523	$2,690	$2,974
Book Publishing	446	469	855	875
Digital Real Estate Services	208	154	399	266
Cable Network Programming	106	112	230	251
Other	1	—	1	—

Total Revenues	2,161	2,258	4,175	4,366

Segment EBITDA:
News and Information Services	$158	$216	$241	$321
Book Publishing	57	77	99	132
Digital Real Estate Services	73	57	130	114
Cable Network Programming	39	54	67	86
Other	(47)	(52)	(92)	(107)

Total Segment EBITDA	280	352	445	546

Depreciation and amortization	(123)	(127)	(244)	(251)
Impairment and restructuring charges	(22)	(17)	(39)	(21)
Equity earnings of affiliates	15	16	23	41
Interest, net	11	13	23	30
Other, net	(6)	10	(1)	58

Income from continuing operations before income tax (expense) benefit	155	247	207	403
Income tax (expense) benefit	(49)	(65)	42	(112)

Income from continuing operations	$106	$182	$249	$291

	As of December 31, 2015	As of June 30, 2015

	(in millions)
Total assets:
News and Information Services	$6,768	$6,749
Book Publishing	2,016	2,022
Digital Real Estate Services	1,271	1,278
Cable Network Programming	1,070	1,163
Other(a)	1,462	1,352
Investments	2,288	2,379
Assets held for sale	—	92

Total assets	$14,875	$15,035

(a)	The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2015	As of June 30, 2015

	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,678	$2,593
Book Publishing	856	896
Digital Real Estate Services	834	835
Cable Network Programming	883	938
Other	3	4

Total goodwill and intangible assets, net	$5,254	$5,266

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

Receivables, net consist of:

	As of	As of
	December 31, 2015	June 30, 2015
	(in millions)
Receivables	$1,587	$1,503
Allowances for returns and doubtful accounts	(238)	(220)

Receivables, net	$1,349	$1,283

The Company’s receivables did not contain significant concentrations of credit risk as of December 31, 2015 or June 30, 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Other Current Assets

The following table sets forth the components of Other current assets:

	As of December 31, 2015	As of June 30, 2015

	(in millions)
Inventory(a)	$254	$299
Deferred tax assets	—	63
Assets held for sale	—	92
Prepayments and other current assets	249	263

Total Other current assets	$503	$717

(a)	Inventory at December 31, 2015 and June 30, 2015 was primarily comprised of books, newsprint, printing ink and programming rights.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of December 31, 2015	As of June 30, 2015

	(in millions)
Royalty advances to authors	$296	$304
Notes receivable(a)	36	39
Deferred tax assets	518	219
Other	134	124

Total Other non-current assets	$984	$686

(a)	Notes receivable relates to the Company’s sale of its former U.K. newspaper division headquarters.

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of December 31, 2015	As of June 30, 2015

	(in millions)
Current tax payable	$28	$27
Royalties and commissions payable	201	163
Other	174	211

Total Other current liabilities	$403	$401

Other, net

The following table sets forth the components of Other, net:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
	(in millions)
Gain on sale of marketable securities(a)	$—	$—	$—	$29
Dividends received from cost method investments	—	3	—	20
Other, net	(6)	7	(1)	9

Total Other, net	$(6)	$10	$(1)	$58

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

The consolidated unaudited financial statements are referred to herein as the “Financial Statements.” The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.” The Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2016 and in the six months ended December 31, 2014 that the Company believes are important in understanding its financial condition and results of operations or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2015 and 2014. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2015 and 2014 as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed during fiscal 2016.

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

The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes both News America Marketing, a leading provider of free-standing inserts, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform.

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

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group, and costs related to the U.K. Newspaper Matters (as defined in “Item 1. Legal Proceedings”). The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

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

As a multi-platform news provider, the Company recognizes the importance of maximizing revenues from new media, both in terms of paid-for content and in new advertising models, and continues to invest in its digital products. Technologies such as smartphones, tablets and similar devices and their related applications provide continued opportunities for the Company to make its journalism available to a new audience of readers, introduce new or different pricing schemes, develop its products to continue to attract advertisers and/or affect the relationship between publisher and consumer. The Company continues to develop and implement strategies to exploit its content in new media channels, including the implementation of digital subscriptions.

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

OTHER BUSINESS DEVELOPMENTS

On November 2, 2015, REA Group announced a proposed transaction to acquire all of the outstanding shares of iProperty Group Limited (ASX:IPP) (“iProperty”) it does not already own. iProperty shareholders could elect to receive A$4.00 per share in cash or A$1.20 cash and 0.7 shares in a newly-formed company, subject to a maximum 20% indirect equity interest in iProperty. The total cash consideration for the transaction will be approximately A$480 million (approximately US$340 million) which will be funded primarily by debt with the remainder from REA Group’s existing cash. The transaction has received iProperty shareholder and court approval and is expected to be completed in February 2016. iProperty has online property advertising operations primarily in Malaysia, Indonesia, Hong Kong, Thailand and Singapore. The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. REA Group previously purchased a 17.22% interest in iProperty in July 2014 for total cash consideration of approximately $100 million. In December 2014, REA Group sold Squarefoot, its Hong Kong based business, to iProperty in exchange for an additional 2.2% interest in iProperty. As of December 31, 2015, REA Group owned an approximate 22.7% interest in iProperty.

On September 30, 2015, the Company acquired Unruly Holdings Limited (“Unruly”) for approximately £60 million (approximately $90 million) in cash and up to £56 million (approximately $86 million) in future cash consideration related to payments primarily contingent upon the achievement of certain performance objectives. Unruly is a leading global video distribution platform that is focused on delivering branded video advertising across websites and mobile devices. Unruly’s results of operations are included within the Company’s News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

In July 2015, the Company acquired Checkout 51 Mobile Apps ULC (“Checkout 51”) for approximately $13 million in cash at closing and up to approximately $28 million in future cash consideration related to payments contingent upon the achievement of certain performance objectives. Checkout 51 is a data-driven digital coupon company that provides News America Marketing with a leading receipt recognition mobile app which enables retailers to reach consumers with highly personalized marketing campaigns. Checkout 51’s results are included within the Company’s News and Information Services segment.

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

Move’s results of operations are included within the Digital Real Estate Services segment, and is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

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

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2015 versus the three and six months ended December 31, 2014

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2015 as compared to the three and six months ended December 31, 2014.

	For the three months ended December 31,				For the six months ended December 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$976	$1,038	$(62)	(6)%	$1,856	$1,958	$(102)	(5)%
Circulation and Subscription	621	644	(23)	(4)%	1,260	1,316	(56)	(4)%
Consumer	429	448	(19)	(4)%	821	838	(17)	(2)%
Other	135	128	7	5%	238	254	(16)	(6)%

Total Revenues	2,161	2,258	(97)	(4)%	4,175	4,366	(191)	(4)%
Operating expenses	(1,193)	(1,251)	58	5%	(2,392)	(2,533)	141	6%
Selling, general and administrative	(688)	(655)	(33)	(5)%	(1,338)	(1,287)	(51)	(4)%
Depreciation and amortization	(123)	(127)	4	3%	(244)	(251)	7	3%
Impairment and restructuring charges	(22)	(17)	(5)	(29)%	(39)	(21)	(18)	(86)%
Equity earnings of affiliates	15	16	(1)	(6)%	23	41	(18)	(44)%
Interest, net	11	13	(2)	(15)%	23	30	(7)	(23)%
Other, net	(6)	10	(16)	* *	(1)	58	(59)	* *

Income from continuing operations before income tax (expense) benefit	155	247	(92)	(37)%	207	403	(196)	(49)%
Income tax (expense) benefit	(49)	(65)	16	25%	42	(112)	154	* *

Income from continuing operations	106	182	(76)	(42)%	249	291	(42)	(14)%
(Loss) income from discontinued operations, net of tax	(24)	(19)	(5)	(26)%	22	(40)	62	* *

Net income	82	163	(81)	(50)%	271	251	20	8%
Less: Net income attributable to noncontrolling interests	(19)	(20)	1	5%	(33)	(43)	10	23%

Net income attributable to News Corporation	$63	$143	$(80)	(56)%	$238	$208	$30	14%

**	not meaningful

Revenues—Revenues decreased $97 million, or 4%, and $191 million, or 4%, for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015.

The revenue decrease for the three months ended December 31, 2015 was mainly due to a decrease in revenues at the News and Information Services segment of $123 million, primarily resulting from the negative impact of foreign currency fluctuations and weakness in the print advertising market. This decrease was offset in part by increased revenues at the Digital Real Estate Services segment of $54 million, primarily as a result of the acquisition of Move in November 2014.

The revenue decrease for the six months ended December 31, 2015 was primarily due to a decrease in revenues at the News and Information Services segment of $284 million, primarily resulting from the negative impact of foreign currency fluctuations and weakness in the print advertising market. The revenue decreases were partially offset by an increase in revenues at the Digital Real Estate Services segment of $133 million, primarily as a result of the acquisition of Move in November 2014.

Operating Expenses—Operating expenses decreased $58 million, or 5%, and $141 million, or 6%, for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015.

The decrease in Operating expenses for the three months ended December 31, 2015 was mainly due to a decrease in operating expenses at the News and Information Services segment of $80 million, primarily as a result of the positive impact of foreign currency fluctuations, lower newsprint, production and distribution costs and the impact of cost savings initiatives. The decrease in Operating expenses was partially offset by higher operating expenses at the Digital Real Estate Services segment due to the acquisition of Move in November 2014 and higher sports rights programming costs at the Cable Network Programming segment primarily related to the Rugby World Cup, which more than offset the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $57 million for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015.

The decrease in Operating expenses for the six months ended December 31, 2015 was mainly due to a decrease in operating expenses at the News and Information Services segment of $193 million, primarily as a result of the positive impact of foreign currency fluctuations, lower newsprint, production and distribution costs and the impact of cost savings initiatives. The decrease in Operating expenses was partially offset by higher operating expenses at the Digital Real Estate Services segment due to the acquisition of Move in November 2014 and higher operating costs at the Book Publishing segment as a result of the acquisition of Harlequin in August 2014. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an operating expense decrease of $144 million for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $33 million, or 5%, and $51 million, or 4%, for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015.

The increase in Selling, general and administrative expenses for the three months ended December 31, 2015 was primarily due to higher expenses at the Digital Real Estate Services segment as a result of the acquisition of Move, as well as increased promotion and marketing expenses in the News and Information Services segment, primarily at the U.K. newspapers. These increases were partially offset by the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $59 million for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015.

The increase in Selling, general and administrative expenses for the six months ended December 31, 2015 was primarily due to higher expenses at the Digital Real Estate Services segment as a result of the acquisition of Move, as well as increased promotion and marketing expenses in the News and Information Services segment, primarily at the U.K. newspapers and Dow Jones. These increases were partially offset by the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $131 million for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015.

Depreciation and amortization—Depreciation and amortization expense decreased 3% for the three and six months ended December 31, 2015 as compared to the corresponding periods of fiscal 2015 due to lower depreciation and amortization expense at the News and Information Services segment of $7 million and $20 million, respectively, primarily resulting from the positive impact of foreign currency fluctuations, partially offset by increased depreciation at the Digital Real Estate Services segment due to the acquisition of Move in November 2014. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $8 million and $20 million for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015.

Impairment and restructuring charges—During the three and six months ended December 31, 2015, the Company recorded restructuring charges of $22 million and $39 million, respectively, of which $20 million and $32 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in the three and six months ended December 31, 2015 were primarily for employee termination benefits.

During the three and six months ended December 31, 2014, the Company recorded restructuring charges of $17 million and $21 million, respectively, of which $14 million and $18 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in the three and six months ended December 31, 2014 were primarily for employee termination benefits.

Equity earnings of affiliates—Equity earnings of affiliates decreased $1 million for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015 as a result of lower net income at Foxtel due to the negative impact of foreign currency fluctuations. Equity earnings of affiliates decreased $18 million for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015 as a result of lower net income at Foxtel, primarily due to the negative impact of foreign currency fluctuations, a planned increase in programming costs to support subscriber growth, increased costs associated with higher sales volumes, the public launch of Triple Play, and continued investment in Presto, partially offset by lower depreciation expense resulting from Foxtel’s reassessment of the useful lives of cable and satellite installations due to lower subscriber churn and lower tax expense.

	For the three months ended December 31,				For the six months ended December 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Foxtel(a)	$13	$15	$(2)	(13)%	$22	$40	$(18)	(45)%
Other equity affiliates, net	2	1	1	100%	1	1	—	—

Total Equity earnings of affiliates	$15	$16	$(1)	(6)%	$23	$41	$(18)	(44)%

(a)

In accordance with ASC 350, the Company amortized $13 million and $25 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and six months ended December 31, 2015, respectively, as compared to $14 million and $30 million in the three and six months ended December 31, 2014, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

Interest, net—Interest, net decreased $2 million and $7 million for the three and six months ended December 31, 2015 as compared to the corresponding periods of fiscal 2015, primarily due to the impact of foreign currency fluctuations.

Other, net

	For the three months ended December 31,		For the six months ended December 31,
(in millions)	2015	2014	2015	2014
Gain on sale of marketable securities(a)	$—	$—	$—	$29
Dividends received from cost method investments	—	3	—	20
Other, net	(6)	7	(1)	9

Total Other, net	$(6)	$10	$(1)	$58

(a)

In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive income and included in Other, net in the Statement of Operations.

Income tax (expense) benefit—The Company’s effective tax rate for the three months ended December 31, 2015 was lower than the U.S. statutory tax rate of 35% primarily due to the impact from foreign operations which are subject to lower tax rates, partially offset by the impact of nondeductible items.

The Company’s effective tax rate for the six months ended December 31, 2015 was lower than the U.S. statutory tax rate primarily due to a tax benefit of approximately $106 million related to the release of previously established valuation allowances related to certain U.S. federal net operating losses and state deferred tax assets. This benefit was recognized in conjunction with management’s plan to dispose of the Company’s digital education business in the first quarter of fiscal 2016, as the Company now expects to generate sufficient U.S. taxable income to utilize these deferred tax assets prior to expiration.

The Company’s effective tax rate for the three and six months ended December 31, 2014 was lower than the U.S. statutory tax rate primarily due to the impact from foreign operations which are subject to lower tax rates partially offset by the impact of nondeductible items.

(Loss) income from discontinued operations, net of tax—For the three months ended December 31, 2015, the Company recorded a loss from discontinued operations, net of tax, of $24 million as compared to a loss of $19 million in the corresponding period of fiscal 2015. The loss recognized in the three months ended December 31, 2015 was primarily related to severance and lease termination costs of $17 million which were incurred in conjunction with the sale of the Company’s Amplify Insight and Amplify Learning businesses. For the six months ended December 31, 2015, the Company recorded income from discontinued operations, net of tax, of $22 million, as compared to a loss of $40 million in the corresponding period of fiscal 2015. The change was primarily due to the impact of a $144 million tax benefit recognized upon reclassification of the Digital Education segment to discontinued operations and lower operating losses as a result of the sale of Amplify Insight and Amplify Learning, which more than offset the pre-tax non-cash impairment charge recognized in the first quarter of fiscal 2016 of $76 million and the severance and lease termination charges discussed above. (See Note 3 – Discontinued Operations in the accompanying Unaudited Consolidated Financial Statements).

Net income—Net income decreased $81 million for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015, primarily due to lower Total Segment EBITDA and lower Other, net.

Net income for the six months ended December 31, 2015 increased $20 million as compared to the corresponding period of fiscal 2015, primarily due to the tax benefit and income from discontinued operations discussed above, partially offset by lower Total Segment EBITDA, lower contribution from Other, net, lower equity earnings from Foxtel and higher restructuring expenses.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests decreased by $1 million and $10 million for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015, due to the negative impact of foreign currency fluctuations.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: Depreciation and amortization, impairment and restructuring charges, equity earnings of affiliates, interest, net, other, net, income tax (expense) benefit and net income attributable to noncontrolling interests. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources within the Company’s businesses. Segment EBITDA provides management, investors and equity analysts with a measure to analyze the operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

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

	For the three months ended December 31,				For the six months ended December 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$2,161	$2,258	$(97)	(4)%	$4,175	$4,366	$(191)	(4)%
Operating expenses	(1,193)	(1,251)	58	5%	(2,392)	(2,533)	141	6%
Selling, general and administrative	(688)	(655)	(33)	(5)%	(1,338)	(1,287)	(51)	(4)%

Total Segment EBITDA	280	352	(72)	(20)%	445	546	(101)	(18)%
Depreciation and amortization	(123)	(127)	4	3%	(244)	(251)	7	3%
Impairment and restructuring charges	(22)	(17)	(5)	(29)%	(39)	(21)	(18)	(86)%
Equity earnings of affiliates	15	16	(1)	(6)%	23	41	(18)	(44)%
Interest, net	11	13	(2)	(15)%	23	30	(7)	(23)%
Other, net	(6)	10	(16)	* *	(1)	58	(59)	* *

Income from continuing operations before income tax (expense) benefit	155	247	(92)	(37)%	207	403	(196)	(49)%
Income tax (expense) benefit	(49)	(65)	16	25%	42	(112)	154	* *

Income from continuing operations	$106	$182	$(76)	(42)%	$249	$291	$(42)	(14)%

** not meaningful

	For the three months ended December 31,
	2015		2014
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
(in millions)
News and Information Services	$1,400	$158	$1,523	$216
Book Publishing	446	57	469	77
Digital Real Estate Services	208	73	154	57
Cable Network Programming	106	39	112	54
Other	1	(47)	—	(52)

Total	$2,161	$280	$2,258	$352

	For the six months ended December 31,
	2015		2014
	Revenues	Segment EBITDA	Revenues	Segment EBITDA

(in millions)
News and Information Services	$2,690	$241	$2,974	$321
Book Publishing	855	99	875	132
Digital Real Estate Services	399	130	266	114
Cable Network Programming	230	67	251	86
Other	1	(92)	—	(107)

Total	$4,175	$445	$4,366	$546

News and Information Services (64% and 68% of the Company’s consolidated revenues in the six months ended December 31, 2015 and 2014, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$769	$877	$(108)	(12)%	$1,450	$1,660	$(210)	(13)%
Circulation and Subscription	515	540	(25)	(5)%	1,039	1,099	(60)	(5)%
Other	116	106	10	9%	201	215	(14)	(7)%

Total Revenues	1,400	1,523	(123)	(8)%	2,690	2,974	(284)	(10)%
Operating expenses	(799)	(879)	80	9%	(1,594)	(1,787)	193	11%
Selling, general and administrative	(443)	(428)	(15)	(4)%	(855)	(866)	11	1%

Segment EBITDA	$158	$216	$(58)	(27)%	$241	$321	$(80)	(25)%

Revenues at the News and Information Services segment decreased $123 million, or 8%, for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. The revenue decrease was primarily due to lower advertising revenues of $108 million as compared to the corresponding period of fiscal 2015, primarily resulting from weakness in the print advertising market and the negative impact of foreign currency fluctuations. Circulation and subscription revenues for the three months ended December 31, 2015 decreased $25 million as compared to the corresponding period of fiscal 2015 as a result of the negative impact of foreign currency fluctuations. These decreases were partially offset by an increase in other revenues of $10 million, primarily due to the acquisition of Unruly, which contributed $18 million in the quarter ended December 31, 2015, and more than offset lower other revenues at the U.K. newspapers and the negative impact of foreign currency fluctuations.

Segment EBITDA at the News and Information Services segment decreased $58 million, or 27%, for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. The decrease was primarily due to a decrease of $27 million at the U.K. newspapers resulting from lower revenues and higher promotion and marketing costs, a decrease at the Australian newspapers of $22 million, primarily due to lower revenues, which more than offset the impact of lower newsprint, production and distribution costs and cost savings initiatives, and approximately $5 million in costs related to the acquisition of Unruly.

Revenues at the News and Information Services segment decreased $284 million, or 10%, for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. The revenue decrease was primarily due to lower advertising revenues of $210 million as compared to the corresponding period of fiscal 2015, primarily resulting from the negative impact of foreign currency fluctuations and weakness in the print advertising market and at News America Marketing. Circulation and subscription revenues for the six months ended December 31, 2015 decreased $60 million as compared to the corresponding period of fiscal 2015 as a result of the negative impact of foreign currency fluctuations, which more than offset higher circulation and subscription revenues at the Australian newspapers and Dow Jones. Other revenues for the six months ended December 31, 2015 decreased $14 million, primarily due to lower other revenues at the U.K. newspapers and the negative impact of foreign currency fluctuations, partially offset by the acquisition of Unruly in the quarter ended December 31, 2015.

Segment EBITDA at the News and Information Services segment decreased $80 million, or 25%, for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. The decrease was primarily due to a decrease of $46 million at the Australian newspapers, primarily resulting from lower advertising revenues and the negative impact of foreign currency fluctuations, which more than offset the impact of lower newsprint, production and distribution costs. Segment EBITDA was also impacted by a decrease at the U.K. newspapers of $21 million, primarily due to lower revenues and higher promotion and marketing costs, a decrease at News America Marketing of $10 million due to lower revenues, which were partially offset by lower operating expenses, and approximately $5 million in costs related to the acquisition of Unruly.

News Corp Australia

Revenues at the Australian newspapers for the three months ended December 31, 2015 decreased 21% compared to the corresponding period of fiscal 2015, with the impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulting in a revenue decrease of $64 million, or 15%. Advertising revenues decreased $73 million, primarily as a result of the negative impact of foreign currency fluctuations and weakness in the print advertising market in Australia. Circulation and subscription revenues decreased $16 million due to the negative impact of foreign currency fluctuations, as price increases and digital subscriber growth offset print volume declines.

Revenues at the Australian newspapers for the six months ended December 31, 2015 decreased 23% compared to the corresponding period of fiscal 2015, with the impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulting in a revenue decrease of $151 million, or 17%. Advertising revenues declined $157 million, primarily as a result of the negative impact of foreign currency fluctuations and weakness in the print advertising market in Australia. Circulation and subscription revenues declined $37 million due to the negative impact of foreign currency fluctuations, as price increases and digital subscriber growth offset volume declines.

News UK

For the three months ended December 31, 2015, revenues at the U.K. newspapers decreased 10% as compared to the corresponding period of fiscal 2015. Advertising revenues decreased $16 million, primarily due to print market declines and the negative impact of foreign currency fluctuations. Circulation and subscription revenues decreased $11 million, primarily due to the negative impact of foreign currency fluctuations, the change in the digital strategy at The Sun and single-copy volume declines. These decreases were partially offset by cover price increases and higher subscriptions at The Times and The Sunday Times. Other revenues decreased $11 million due to a reduction in newsprint sales to third parties. The impact of the revenue decrease was offset in large part by lower operating expenses. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $15 million, or 4%, for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015.

For the six months ended December 31, 2015, revenues at the U.K. newspapers decreased 11% as compared to the corresponding period of fiscal 2015. Advertising revenues decreased $27 million, primarily due to the negative impact of foreign currency fluctuations and print market declines. Circulation and subscription revenues decreased $26 million, primarily due to the negative impact of foreign currency fluctuations, single-copy volume declines, primarily at The Sun, as well as the change in the digital strategy at The Sun. These decreases were partially offset by cover price increases and higher subscriptions at The Times and The Sunday Times. Other revenues decreased $26 million due to a reduction in newsprint sales to third parties. The impact of the revenue decrease was offset in large part by lower operating expenses. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $41 million, or 6%, for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015.

Dow Jones

Revenues at Dow Jones decreased modestly for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. Advertising revenues decreased $12 million, as weakness in the print advertising market was partially offset by higher digital advertising revenues. This decrease was partially offset by growth in circulation revenues at The Wall Street Journal and modest growth in subscription revenues in the professional information business, partially offset by the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $4 million, or 1%, for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015.

Revenues at Dow Jones decreased modestly for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. Advertising revenues decreased $10 million, as lower print advertising was partially offset by higher digital advertising revenues. This decrease was partially offset by higher circulation and subscription revenues, primarily due to price increases and digital volume growth at The Wall Street Journal and increased subscription revenues in the professional information business, partially offset by the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations resulted in a revenue decrease of $9 million, or 1%, for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015.

News America Marketing

Revenues at News America Marketing decreased 3% and 4% for the three and six months ended December 31, 2015, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to decreased revenues for free-standing insert products of $16 million and $25 million, respectively, partially offset by higher domestic in-store product revenues and digital revenues.

Book Publishing (20% of the Company’s consolidated revenues in the six months ended December 31, 2015 and 2014)

	For the three months ended December 31,				For the six months ended December 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$429	$448	$(19)	(4)%	$821	$838	$(17)	(2)%
Other	17	21	(4)	(19)%	34	37	(3)	(8)%

Total Revenues	446	469	(23)	(5)%	855	875	(20)	(2)%
Operating expenses	(307)	(306)	(1)	—	(597)	(577)	(20)	(3)%
Selling, general and administrative	(82)	(86)	4	5%	(159)	(166)	7	4%

Segment EBITDA	$57	$77	$(20)	(26)%	$99	$132	$(33)	(25)%

Revenues at the Book Publishing segment decreased $23 million, or 5%, for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. The decrease was primarily the result of an industry-wide decline in e-book sales and the negative impact of foreign currency fluctuations, as lower revenues from the Divergent series by Veronica Roth were more than offset by higher print book sales, primarily related to sales of The Pioneer Woman Cooks: Dinnertime by Ree Drummond. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $12 million, or 3%, for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. Digital sales, which consist of revenues generated through the sale of e-books and digital audio books, represented 16% of Consumer revenues during the three months ended December 31, 2015. Digital sales decreased 19% as compared to the corresponding period of fiscal 2015 due to an industry-wide decline in e-book sales and the lower contribution from the Divergent series.

Segment EBITDA at the Book Publishing segment decreased $20 million, or 26%, for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. The decrease was primarily due to an industry-wide decline in e-book sales, the mix of titles sold and lower contribution from the Divergent series.

Revenues at the Book Publishing segment decreased $20 million, or 2%, for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. The decrease was primarily the result of lower revenues from the Divergent series by Veronica Roth of $30 million, an industry-wide decline in e-book sales and the negative impact of foreign currency fluctuations. These decreases were partially offset by higher print book sales, primarily related to sales of Go Set a Watchman by Harper Lee of $42 million and The Pioneer Woman Cooks: Dinnertime by Ree Drummond, and $23 million related to the acquisition of Harlequin in August 2014. The company sold one million net units of the Divergent series in the six months ended December 31, 2015 as compared to 5.2 million net units in the corresponding period of fiscal 2015. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $27 million, or 3%, for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. Digital sales represented 18% of Consumer revenues during the six months ended December 31, 2015. Digital sales decreased 15% as compared to the corresponding period of fiscal 2015 due to an industry-wide decline in e-book sales and the lower contribution from the Divergent series. During the six months ended December 31, 2015, HarperCollins had 114 titles on The New York Times Bestseller List, with 15 titles reaching the number one position.

Segment EBITDA at the Book Publishing segment decreased $33 million, or 25%, for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. The decrease was primarily due to the industry-wide decline in e-book sales and lower contribution from the Divergent series, partially offset by the contribution of Go Set a Watchman by Harper Lee.

Digital Real Estate Services (10% and 6% of the Company’s consolidated revenues in the six months ended December 31, 2015 and 2014, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$192	$147	$45	31%	$368	$259	$109	42%
Circulation and Subscription	16	7	9	* *	31	7	24	* *

Total Revenues	208	154	54	35%	399	266	133	50%
Operating expenses	(24)	(10)	(14)	* *	(47)	(10)	(37)	* *
Selling, general and administrative	(111)	(87)	(24)	(28)%	(222)	(142)	(80)	(56)%

Segment EBITDA	$73	$57	$16	28%	$130	$114	$16	14%

**	not meaningful

Revenues at the Digital Real Estate Services segment increased $54 million, or 35%, for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015, primarily due to the acquisition of Move in November 2014, which contributed $53 million. At REA Group, higher revenues from greater residential listing depth product penetration were offset by the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $23 million, or 15%, for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015.

Segment EBITDA at the Digital Real Estate Services segment increased $16 million, or 28%, for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. The increase was due to higher EBITDA at Move resulting from the absence of one-time transaction costs of $16 million which did not recur in the current quarter and higher revenues at REA Group which were partially offset by the negative impact of currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA decrease of $14 million, or 25%, for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015.

Revenues at the Digital Real Estate Services segment increased $133 million, or 50%, for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015, due to the acquisition of Move in November 2014, which contributed $138 million. This increase was partially offset by the negative impact of foreign currency fluctuations which more than offset higher revenues resulting from greater residential listing depth product penetration at REA Group. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $51 million, or 19%, for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015.

Segment EBITDA at the Digital Real Estate Services segment increased $16 million, or 14%, for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. This increase was due to higher EBITDA at Move resulting from the absence of one-time transaction costs of $18 million which did not recur in the current year period and higher revenues at REA Group which were partially offset by the negative impact of currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA decrease of $30 million, or 26%, for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015.

Cable Network Programming (6% of the Company’s consolidated revenues in the six months ended December 31, 2015 and 2014)

	For the three months ended December 31,				For the six months ended December 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$15	$14	$1	7%	$38	$39	$(1)	(3)%
Circulation and Subscription	90	97	(7)	(7)%	190	210	(20)	(10)%
Other	1	1	—	—	2	2	—	—

Total Revenues	106	112	(6)	(5)%	230	251	(21)	(8)%
Operating expenses	(62)	(54)	(8)	(15)%	(152)	(155)	3	2%
Selling, general and administrative	(5)	(4)	(1)	(25)%	(11)	(10)	(1)	(10)%

Segment EBITDA	$39	$54	$(15)	(28)%	$67	$86	$(19)	(22)%

For the three months ended December 31, 2015, revenues and Segment EBITDA at the Cable Network Programming segment decreased $6 million, or 5%, and $15 million, or 28%, respectively, as compared to the corresponding period of fiscal 2015. The revenue decrease was due to the negative impact of foreign currency fluctuations, which more than offset higher affiliate and advertising revenues. The decrease in Segment EBITDA was primarily the result of increased programming and production costs related to the Rugby World Cup of $11 million, higher programming and production costs for other sports programming and the negative impact of foreign currency fluctuations, which more than offset the higher affiliate and advertising revenues noted above. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $17 million, or 15%, and a Segment EBITDA decrease of $3 million, or 6%, for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015.

For the six months ended December 31, 2015, revenues and Segment EBITDA at the Cable Network Programming segment decreased $21 million, or 8%, and $19 million, or 22%, respectively, as compared to the corresponding period of fiscal 2015. The revenue decrease was primarily due to the unfavorable impact of foreign currency fluctuations, which more than offset higher affiliate and advertising revenues. The decrease in Segment EBITDA was primarily the result of higher programming rights and production costs related to the Rugby World Cup of $16 million, higher programming and production costs for other sports programming and the negative impact of foreign currency fluctuations, which more than offset the higher affiliate and advertising revenues noted above. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $46 million, or 18%, and a Segment EBITDA decrease of $10 million, or 12%, for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015.

Other (0% of the Company’s consolidated revenues in the six months ended December 31, 2015 and 2014)

	For the three months ended December 31,				For the six months ended December 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	1	—	1	* *	1	—	1	* *
Operating expenses	(1)	(2)	1	50%	(2)	(4)	2	50%
Selling, general and administrative	(47)	(50)	3	6%	(91)	(103)	12	12%

Segment EBITDA	$(47)	$(52)	$5	10%	$(92)	$(107)	$15	14%

**	not meaningful

Segment EBITDA at the Other segment increased $5 million, or 10%, for the three months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. Segment EBITDA increased primarily due to lower costs associated with the U.K. Newspaper Matters. The net expense related to the U.K. Newspaper Matters included in Selling, general and administrative expenses was $7 million for the three months ended December 31, 2015 as compared to $13 million in the corresponding period of fiscal 2015.

Segment EBITDA at the Other segment increased $15 million, or 14%, for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. Segment EBITDA increased primarily due to lower costs associated with the U.K. Newspaper Matters. The net expense related to the U.K. Newspaper Matters included in Selling, general and administrative expenses was $12 million for the six months ended December 31, 2015 as compared to $27 million in the corresponding period of fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. In October 2013, the Company established a revolving credit facility of $650 million. Under the credit agreement, the Company may request increases in the amount of the facility up to a maximum amount of $900 million. In addition, the Company expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for further discussion.

As of December 31, 2015, the Company’s consolidated assets included $686 million in cash and cash equivalents that was held by its foreign subsidiaries. $79 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these funds. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange control and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

The principal uses of cash that affect the Company’s liquidity position include the following: operational expenditures including employee costs; paper purchases; capital expenditures; income tax payments; investments in associated entities and acquisitions. In addition to the acquisitions and dispositions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible future acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of the Company’s securities or the assumption of indebtedness.

Issuer Purchases of Equity Securities

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. Through January 29, 2016, the Company repurchased approximately 4.3 million shares of Class A Common Stock for an aggregate cost of approximately $61 million. The remaining authorized amount under the stock repurchase program as of January 29, 2016 was approximately $439 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2015, the Board of Directors declared a semi-annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock. This dividend was paid on October 21, 2015 to stockholders of record at the close of business on September 16, 2015.

Sources and Uses of Cash—For the six months ended December 31, 2015 versus the six months ended December 31, 2014

Net cash provided by operating activities for the six months ended December 31, 2015 and 2014 was as follows (in millions):

For the six months ended December 31,	2015	2014
Net cash provided by operating activities from continuing operations	$346	$544

Net cash provided by operating activities decreased $198 million for the six months ended December 31, 2015 as compared to the corresponding period of fiscal 2015. The decrease was primarily due to lower Total Segment EBITDA, lower dividends received of $38 million, including the absence of dividends received from cost method investments of $20 million during the six months ended December 31, 2014, as well as higher restructuring payments of $37 million.

Net cash used in investing activities for the six months ended December 31, 2015 and 2014 was as follows (in millions):

For the six months ended December 31,	2015	2014
Net cash used in investing activities from continuing operations	$(250)	$(1,465)

The Company had net cash used in investing activities of $250 million for the six months ended December 31, 2015 as compared to net cash used in investing activities of $1,465 million for the corresponding period of fiscal 2015. During the six months ended December 31, 2015, the Company had capital expenditures of $120 million and used $101 million of cash for acquisitions, primarily the acquisitions of Unruly and Checkout 51.

During the six months ended December 31, 2014, the Company used $1,183 million of cash for acquisitions, primarily the acquisitions of Move and Harlequin, and used $246 million of cash for investments, primarily consisting of approximately $100 million for its investment in iProperty and approximately $60 million for its investment in SeekAsia. The Company also had capital expenditures of $150 million which included $41 million related to the relocation of the Company’s operations to a new site in London. The net cash used in investing activities for the six months ended December 31, 2014 was partially offset by proceeds from dispositions of $114 million, primarily resulting from the sale of marketable securities.

Net cash used in financing activities for the six months ended December 31, 2015 and 2014 was as follows (in millions):

For the six months ended December 31,	2015	2014
Net cash used in financing activities from continuing operations	$(99)	$(156)

The Company had net cash used in financing activities of $99 million for the six months ended December 31, 2015 as compared to the net cash used in financing activities of $156 million for the corresponding period of fiscal 2015. During the six months ended December 31, 2015, the Company paid dividends of $58 million to News Corporation stockholders and repurchased News Corp shares for $18 million.

The net cash used in financing activities for the six months ended December 31, 2014 was primarily the result of the repayment of debt assumed in the acquisition of Move of approximately $129 million.

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

The following table presents a reconciliation of net cash provided by continuing operating activities to free cash flow available to News Corporation:

	For the six months ended December 31,
	2015	2014
	(in millions)
Net cash provided by continuing operating activities	$346	$544
Less: Capital expenditures	(120)	(150)

	226	394
Less: REA Group free cash flow	(72)	(60)
Plus: Cash dividends received from REA Group	24	26

Free cash flow available to News Corporation	$178	$360

Free cash flow available to News Corporation decreased $182 million in the six months ended December 31, 2015 to $178 million from $360 million in the corresponding period of fiscal 2015, primarily due to lower cash provided by operating activities as discussed above, partially offset by lower capital expenditures due to the absence of costs associated with the relocation of the Company’s operations to a new site in London in fiscal 2015.

The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a decrease of free cash flow available to News Corporation of approximately $30 million, or 9% for the six months ended December 31, 2015.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of December 31, 2015, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of December 31, 2015, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Except as noted below, the Company’s commitments as of December 31, 2015 have not changed significantly from the disclosures included in the 2015 Form 10-K.

In November 2015, the Company entered into a sports programming rights agreement with the National Rugby League to license certain media rights for a five year period from 2018 to 2022 for approximately $775 million (A$1.1 billion).

In August 2015, the Company entered into a sports programming rights agreement with the Australian Football League to license certain media rights for a six year period from 2017 to 2022 for approximately $850 million (A$1.2 billion).

Contingencies

As disclosed in the Financial Statements, governmental authorities in the U.K. conducted various investigations beginning in 2011 with respect to the U.K. Newspaper Matters. On December 11, 2015, the U.K.’s Crown Prosecution Service announced that it would not bring any charges against the Company relating to voicemail interception at The News of the World. The Metropolitan Police Service previously notified the Company that it had concluded its corporate investigation relating to payments to public officials at The News of the World and at The Sun. All criminal investigations of the Company relating to the U.K. Newspaper Matters have now been concluded.

Civil claims have also been brought against the Company with respect to certain U.K. Newspaper Matters. The Company has admitted liability in many civil cases and has settled a number of cases. The Company has also settled a number of claims through a private compensation scheme established by the Company under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

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

As of December 31, 2015, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $111 million, of which approximately $60 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of December 31, 2015. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters. The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $159 million as of December 31, 2015. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income of approximately $16 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2015 or June 30, 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2015 and June 30, 2015, the Company did not anticipate nonperformance by any of the counterparties.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 5, 2012, the District Court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to comprise February 15, 2011 to July 18, 2011. Defendants filed motions to dismiss the litigation, which were granted by the District Court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeated the allegations of the amended consolidated complaint and also expanded the class period to comprise July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and on September 30, 2015, the District Court granted defendants’ motions in their entirety and dismissed all of plaintiffs’ claims. In its memorandum, opinion and order relating to the dismissal, the District Court gave plaintiffs until November 6, 2015 to file a motion for leave to amend their complaint. On October 21, 2015, plaintiffs filed a motion for reconsideration of the District Court’s memorandum, opinion and order, which defendants have opposed. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters, including all payments in connection with the Wilder Litigation.

In addition, governmental authorities in the U.K. conducted various investigations beginning in 2011 relating to voicemail interception, illegal data access and inappropriate payments to public officials at the Company’s former publication, The News of the World, and related matters, as well as various investigations at The Sun (the “U.K. Newspaper Matters”). On December 11, 2015, the U.K.’s Crown Prosecution Service announced that it would not bring any charges against the Company relating to voicemail interception at The News of the World. The Metropolitan Police Service previously notified the Company that it had concluded its corporate investigation relating to payments to public officials at The News of the World and at The Sun. All criminal investigations of the Company relating to the U.K. Newspaper Matters have now been concluded.

Civil claims have also been brought against the Company with respect to certain U.K. Newspaper Matters. The Company has admitted liability in many civil cases and has settled a number of cases. The Company has also settled a number of claims through a private compensation scheme established by the Company under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

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

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $12 million and $23 million for the three months ended December 31, 2015 and 2014, respectively, and approximately $23 million and $51 million for the six months ended December 31, 2015 and 2014, respectively. With respect to the fees and costs incurred during the three months ended December 31, 2015 and 2014, the Company has been or will be indemnified by 21st Century Fox for $5 million, net of tax, and $10 million, net of tax, respectively, pursuant to the indemnification arrangements described above. With respect to the fees and costs incurred during the six months ended December 31, 2015 and 2014, the Company has been or will be indemnified by 21st Century Fox for $11 million, net of tax, and $24 million, net of tax, respectively, pursuant to the indemnification arrangements described above.

As of December 31, 2015, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $111 million, of which approximately $60 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Amounts due from 21st Century Fox on the Balance Sheet as of December 31, 2015. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters. The Company is not able to predict the ultimate outcome or cost of the civil claims or criminal matters. It is possible that these proceedings and any adverse resolution thereof, including any fines or other penalties associated with any plea, judgment or similar result for which the Company will not be indemnified, could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

News America Marketing

In-Store Marketing and FSI Purchasers

On April 8, 2014, in connection with a pending action in the U.S. District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC and BEF Foods, Inc. (collectively, the “Named Plaintiffs”) allege various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”), and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”), the Named Plaintiffs filed a fourth amended complaint on consent of the parties. The fourth amended complaint asserts federal and state antitrust claims both individually and on behalf of two putative classes in connection with the purchase of in-store marketing services and free-standing insert coupons. The complaint seeks treble damages, injunctive relief and attorneys’ fees.

On August 11, 2014, the Named Plaintiffs filed a motion seeking certification of a class of all persons residing in the United States who purchased in-store marketing services on or after April 5, 2008, and have not purchased those services pursuant to contracts with mandatory arbitration clauses. The Named Plaintiffs did not, however, move to certify a class of purchasers of free-standing insert coupons. On June 18, 2015, the District Court granted the Named Plaintiffs’ motion for class certification, and on July 2, 2015, the NAM Group filed a petition for leave to appeal the District Court’s decision to the U.S. Court of Appeals for the Second Circuit, which the Named Plaintiffs opposed. On November 10, 2015, the Court of Appeals for the Second Circuit denied the NAM Group’s petition.

On September 10, 2015, the District Court granted a stipulation dismissing with prejudice the Named Plaintiffs’ claims relating to free-standing insert coupons, and on September 30, 2015, the NAM Group moved for summary judgment on all remaining claims in the fourth amended complaint. On January 15, 2016, the District Court denied the motion, and trial is scheduled to begin on February 29, 2016.

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

•

On November 8, 2013, Valassis also filed a new complaint in the U.S. District Court for the Eastern District of Michigan against the NAM Group alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the newly filed complaint.

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

The U.S. and global economies have undergone economic uncertainty which resulted in, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, lower consumer net worth and a dramatic decline in the real estate market. The resulting pressure on the labor and retail markets and the downturn in consumer confidence weakened the economic climate in certain markets in which the Company does business and had an adverse effect on its business, results of operations, financial condition and liquidity, including advertising revenues. Any continued or recurring economic weakness could further impact the Company’s business, reduce its advertising and other revenues and negatively impact the performance of its newspapers, books, digital real estate services business, television operations and other consumer products and services. In addition, further volatility and disruption in the financial markets could make it more difficult and expensive for the Company to obtain financing. These conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company, including as a result of their inability to obtain capital on acceptable terms. The Company is particularly exposed to certain Australian business risks, including specific Australian legal and regulatory risks, consumer preferences and competition, because it holds a substantial amount of Australian assets. As a result, the Company’s results of operations may be adversely affected by negative developments in the Australian market. Although the Company believes that its capitalization, operating cash flow and current access to credit markets, including the Company’s revolving credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that any further volatility and disruption in domestic and global capital and credit markets will not impair the Company’s liquidity or increase its cost of borrowing.

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

The Company Faces Civil Lawsuits Relating to Allegations of Voicemail Interception, Inappropriate Payments to Public Officials and Other Related Matters.

Civil claims have been brought against the Company relating to, among other things, voicemail interception and inappropriate payments to public officials at the Company’s former publication, The News of the World, and at The Sun, and related matters. The Company has admitted liability in many of the civil cases and has settled a number of cases. The Company has also settled a number of claims through a private compensation scheme established by the Company under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

In connection with the Separation, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox will indemnify the Company for payments made after the Distribution Date arising out of these civil claims, other than fees, expenses and costs relating to employees (1) who are not directors, officers or certain designated employees or (2) who are not co-defendants with the Company or 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis.

From July 1, 2010 through December 31, 2015, the Company incurred aggregate fees, costs and expenses related to the U.K. Newspaper Matters (inclusive of both civil and criminal matters) of $532 million, net of costs that have been or will be indemnified by 21st Century Fox, which includes $39 million paid to claimants for civil settlements. As of December 31, 2015, the Company accrued $111 million, representing its best estimate of the liability for the claims that have been filed, including liabilities associated with employment taxes, as well as incurred but unpaid legal and professional fees. Certain liabilities recorded by the Company as of December 31, 2015 related to matters that will be indemnified by 21st Century Fox as described above. Amounts due from 21st Century Fox relating to indemnified costs were approximately $60 million as of December 31, 2015.

The Company is not able to predict the ultimate outcome or cost of the civil claims. It is possible that these proceedings and any adverse resolution thereof could damage its reputation, impair the Company’s ability to conduct its business and adversely affect its results of operations and financial condition. See Part II, “Item 1. Legal Proceedings” and Note 10 to the Financial Statements for additional information.

The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.

As a result of adverse developments in the Company’s industry and challenging economic and market conditions, the Company may recognize impairment charges for write-downs of goodwill and intangible assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s financial results. When the Company acquires a business, it records goodwill in an amount equal to the excess of the fair value of the acquired business over the fair value of the identifiable assets and liabilities, including intangible assets, as of the acquisition date. The Company’s management must regularly evaluate goodwill and other acquired intangible assets expected to contribute indefinitely to the Company’s cash flows in order to determine whether, based on projected discounted future cash flows, the carrying value for such assets exceeds current fair value and the Company should recognize an impairment. In accordance with GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including newspaper mastheads and distribution networks, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as prevailing conditions in the capital markets or the economy generally, require the performance of an interim impairment assessment of those assets, as well as other investments and long-lived assets, or require the Company to engage in any additional business restructurings to address these conditions. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units. Any downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in additional impairments for which non-cash charges would be required. Any such charge could be material to the Company’s reported results of operations. In the fourth quarter of fiscal 2015, as part of its long-range planning process the Company changed its strategy and related outlook with respect to its Amplify reporting unit, which resulted in a reduction in expected future cash flows. Consequently, the Company determined that the fair value of the Amplify reporting unit had declined below its carrying value and recorded an impairment charge of $371 million in the fiscal year ended June 30, 2015. The Company may also incur additional restructuring charges in the future if it is required to further realign its resources in response to significant shortfalls in revenue or other adverse trends.

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

In addition, the Company’s newspaper businesses in the U.K. are subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by Prime Minister David Cameron in mid-2011. The inquiry was triggered by allegations of illegal voicemail interception at the Company’s former publication, The News of the World. Lord Justice Leveson, Chairman of the Inquiry, concluded the first part of the inquiry and published a report in late November 2012 containing various recommendations for greater regulation and oversight of the U.K. press. The U.K. Government subsequently published a Royal Charter on Self-Regulation of the Press which established a Recognition Panel responsible for approving and monitoring a new press self-regulatory body. No such regulator has yet been approved by the Recognition Panel, although it is currently considering an application by a newly-formed independent body, IMPRESS, which was submitted in January 2016. In the meantime, a majority of the U.K. press has established an alternative regulator, the Independent Press Standards Organisation, or IPSO, which began operating in September 2014. IPSO, which has indicated that it does not intend to seek approval by the Recognition Panel, has powers to impose burdens on the print media in the U.K., including the Company’s U.K.-based newspaper businesses. These powers, which include the ability to impose significant fines for breaches of IPSO’s Editor’s Code of Practice, may result in competitive disadvantages versus other forms of media and may increase the costs of compliance.

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

Adverse Results from Litigation or Other Proceedings Could Impact the Company’s Business Practices and Operating Results.

From time to time, the Company is party to litigation, as well as to regulatory and other proceedings with governmental authorities and administrative agencies. For example, certain competitors and customers of the Company’s NAM business have filed lawsuits against NAM alleging antitrust violations and seeking treble damages, injunctive relief and attorneys’ fees. On June 18, 2015, class action certification was granted in the action brought by customers of the NAM business, and trial is scheduled to begin on February 29, 2016. The outcome of litigation or other proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages or injunctive relief that could adversely affect the Company’s results of operations or financial condition as well as the Company’s ability to conduct its business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel, and other factors. See Part II, “Item 1. Legal Proceedings” and Note 10 to the Financial Statements for more information.

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control.

Newsprint is one of the largest expenses of the Company’s newspaper publishing units. During the three months ended December 31, 2015, the Company’s average cost per ton of newsprint was approximately 17% lower than its historical average annual cost per ton over the past five fiscal years on a constant currency basis. The price of newsprint has historically been volatile and the consolidation of newsprint mills over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Failure to maintain the Company’s current consumption levels, further supplier consolidation or the inability to maintain the Company’s existing relationships with its newsprint suppliers could adversely impact newsprint prices in the future.

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

The Company’s Relationship with NAR is an Important Part of its Digital Real Estate Services Business in the U.S. and this Business Could be Harmed if it were to Lose the Benefits of this Relationship.

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

The Market Price of the Company’s Stock May Fluctuate Significantly.

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

In addition, in connection with the Separation, the Company’s Board of Directors adopted a stockholder rights agreement, which it extended in June 2014 and again in June 2015. Pursuant to the second amended and restated stockholder rights agreement, each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its Class A Common Stock and Class B Common Stock in the event that a person or group acquires beneficial ownership of 15% or more of the then-outstanding Class B Common Stock without approval of the Company’s Board of Directors, subject to exceptions for persons beneficially owning 15% or more of the Company’s Class B Common Stock immediately following the Separation. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. The rights expire on June 18, 2018, except as otherwise provided in the rights agreement. Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of January 29, 2016, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of January 29, 2016. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of January 29, 2016. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the second amended and restated stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors has authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. Through January 29, 2016, the Company repurchased approximately 4.3 million shares of Class A Common Stock for an aggregate cost of approximately $61 million. The remaining authorized amount under the stock repurchase program as of January 29, 2016 was approximately $439 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors, and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

The following table is a summary of the Company’s purchases of its Class A Common Stock during the three months ended December 31, 2015.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost of Purchase
	(in thousands, except per share amounts)
Q2 Fiscal 2016 repurchases:
October	281	$12.35	$3,470

Total Q2 Fiscal 2016	281	$12.35	$3,470

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

10.1	Amendment No. 1, dated as of October 23, 2015, to the Credit Agreement, dated as of October 23, 2013, among the Company, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, JPMorgan Chase Bank, N.A., as designated agent, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on October 26, 2015.)

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three and six months ended December 31, 2015 and 2014 (unaudited); (ii) Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2015 and 2014 (unaudited); (iii) Consolidated Balance Sheets at December 31, 2015 (unaudited) and June 30, 2015 (audited); (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh Chief Financial Officer

Date: February 5, 2016