Form 10-Q
period 2016-03-31
NEWS CORP
filed 2016-05-06
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 29, 2016, 380,353,893 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended March 31,		For the nine months ended March 31,
	Notes	2016	2015	2016	2015
Revenues:
Advertising		$816	$904	$2,672	$2,862
Circulation and Subscription		615	638	1,875	1,954
Consumer		343	385	1,164	1,223
Other		117	114	355	368

Total Revenues		1,891	2,041	6,066	6,407
Operating expenses		(1,084)	(1,204)	(3,476)	(3,737)
Selling, general and administrative		(649)	(653)	(1,987)	(1,940)
NAM Group settlement charge	10	(280)	—	(280)	—
Depreciation and amortization		(126)	(124)	(370)	(375)
Restructuring charges	4	(24)	(10)	(63)	(31)
Equity earnings of affiliates	5	2	7	25	48
Interest, net		11	12	34	42
Other, net	14	33	12	32	70

(Loss) income from continuing operations before income tax benefit (expense)		(226)	81	(19)	484
Income tax benefit (expense)	12	98	(25)	140	(137)

(Loss) income from continuing operations		(128)	56	121	347
(Loss) income from discontinued operations, net of tax	3	(2)	(22)	20	(62)

Net (loss) income		(130)	34	141	285
Less: Net income attributable to noncontrolling interests		(19)	(11)	(52)	(54)

Net (loss) income attributable to News Corporation stockholders		$(149)	$23	$89	$231

Basic and diluted (loss) earnings per share:
(Loss) income from continuing operations available to News Corporation stockholders per share		$(0.26)	$0.08	$0.12	$0.51
(Loss) income from discontinued operations available to News Corporation stockholders per share		—	(0.04)	0.03	(0.11)

Net (loss) income available to News Corporation stockholders per share		$(0.26)	$0.04	$0.15	$0.40

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited; millions)

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
Net (loss) income	$(130)	$34	$141	$285
Other comprehensive income (loss):
Foreign currency translation adjustments	66	(315)	(290)	(1,245)
Unrealized holding gains (losses) on securities, net(a)	14	10	(2)	15
Benefit plan adjustments, net(b)	16	13	41	44
Share of other comprehensive (loss) income from equity affiliates, net(c)	(15)	1	(13)	(1)

Other comprehensive income (loss)	81	(291)	(264)	(1,187)

Comprehensive loss	(49)	(257)	(123)	(902)
Less: Net income attributable to noncontrolling interests	(19)	(11)	(52)	(54)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(3)	(2)	1	23

Comprehensive loss attributable to News Corporation stockholders	$(71)	$(270)	$(174)	$(933)

(a)

Net of income tax expense of $7 million and $4 million for the three months ended March 31, 2016 and 2015, respectively, and income tax expense of nil and $10 million for the nine months ended March 31, 2016 and 2015, respectively.

(b)

Net of income tax expense of $4 million and $3 million for the three months ended March 31, 2016 and 2015, respectively, and income tax expense of $10 million and $11 million for the nine months ended March 31, 2016 and 2015, respectively.

(c)

Net of income tax (benefit) of ($7) million and nil for the three months ended March 31, 2016 and 2015, respectively, and income tax (benefit) of ($6) million and ($1) million for the nine months ended March 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

	Notes	As of March 31, 2016	As of June 30, 2015
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,972	$1,951
Receivables, net	14	1,254	1,283
Other current assets	14	679	780

Total current assets		3,905	4,014

Non-current assets:
Investments	5	2,264	2,379
Property, plant and equipment, net		2,499	2,690
Intangible assets, net		2,229	2,203
Goodwill		3,681	3,063
Deferred income tax assets		666	219
Other non-current assets	14	472	467

Total assets		$15,716	$15,035

Liabilities and Equity:
Current liabilities:
Accounts payable		$227	$238
Accrued expenses		1,439	1,125
Deferred revenue		378	346
Other current liabilities	14	604	401

Total current liabilities		2,648	2,110

Non-current liabilities:
Borrowings	6	369	—
Retirement benefit obligations	11	281	305
Deferred income tax liabilities		200	166
Other non-current liabilities		353	318

Commitments and contingencies	10

Redeemable preferred stock		20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,425	12,433
Retained earnings		60	88
Accumulated other comprehensive loss		(845)	(582)

Total News Corporation stockholders’ equity		11,646	11,945
Noncontrolling interests		199	171

Total equity	7	11,845	12,116

Total liabilities and equity		$15,716	$15,035

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 380,286,788 and 381,914,964 shares issued and outstanding, net of 27,368,413 treasury shares at par, at March 31, 2016 and June 30, 2015, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par, at March 31, 2016 and June 30, 2015, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the nine months ended March 31,
	Notes	2016	2015
Operating activities:
Net income		$141	$285
Less: Income (loss) from discontinued operations, net of tax		20	(62)

Income from continuing operations:		121	347
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization		370	375
Equity earnings of affiliates	5	(25)	(48)
Cash distributions received from affiliates		31	69
Other, net	14	(32)	(70)
Deferred income taxes and taxes payable	12	(217)	61
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(12)	51
Inventories, net		(37)	(43)
Accounts payable and other liabilities		414	102
Pension and postretirement benefit plans		(24)	(18)

Net cash provided by operating activities from continuing operations		589	826

Investing activities:
Capital expenditures		(180)	(218)
Acquisitions, net of cash acquired		(486)	(1,188)
Investments in equity affiliates and other		(62)	(257)
Proceeds from dispositions		4	134
Other		21	16

Net cash used in investing activities from continuing operations		(703)	(1,513)

Financing activities:
Borrowings	6	342	—
Repayment of borrowings acquired in the Move acquisition		—	(129)
Repurchase of shares		(41)	—
Dividends paid		(88)	(29)
Other, net		(9)	(2)

Net cash provided by (used in) financing activities from continuing operations		204	(160)

Net increase (decrease) in cash and cash equivalents from continuing operations		90	(847)
Net decrease in cash and cash equivalents from discontinued operations		(51)	(174)
Cash and cash equivalents, beginning of period		1,951	3,145
Exchange movement on opening cash balance		(18)	(97)

Cash and cash equivalents, end of period		$1,972	$2,027

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2016 and fiscal 2015 include 53 and 52 weeks, respectively. All references to the three months ended March 31, 2016 and 2015 relate to the three months ended March 27, 2016 and March 29, 2015, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 removes inconsistencies and differences in existing revenue requirements between GAAP and International Financial Reporting Standards (“IFRS”) and requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will require companies to use more judgment and make more estimates, such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, when determining the amount of revenue to recognize. On July 9, 2015, the FASB approved a one-year deferral of ASU 2014-09. ASU 2014-09 is effective for the Company for annual and interim periods beginning July 1, 2018. Once effective, ASU 2014-09 can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial adoption recognized at the date of initial application. The Company is currently evaluating the method of adoption to be utilized as well as the impact ASU 2014-09 will have on its Financial Statements. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-08 will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 clarifies guidance about whether a customer’s cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for customer’s accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendment can either be adopted prospectively for all arrangements entered into or materially modified after the effective date or retrospectively. ASU 2015-05 is effective for the Company for annual and interim periods beginning July 1, 2016, however, early adoption is permitted. The Company does not expect the adoption of ASU 2015-05 to have a significant impact on its Financial Statements.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in the Consolidated Balance Sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current and non-current amount in the Consolidated Balance Sheet. As permitted by ASU 2015-17, the Company early-adopted this standard and applied it prospectively. The prior periods have not been retroactively adjusted as a result of the adoption of ASU 2015-17.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in ASU 2016-02 address certain aspects in lease accounting, with the most significant impact for lessees. The amendments in ASU 2016-02 require lessees to recognize all leases on the balance sheet by recording a right-of-use asset and a lease liability, and lessor accounting has been updated to align with the new requirements for lessees. The new standard also provides changes to the existing sale-leaseback guidance. ASU 2016-02 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). The amendments in ASU 2016-07 address recognition and measurement of equity investments. The amendments in this update eliminate the requirement to retroactively adjust the investment, results of operations and retained earnings when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. As permitted by ASU 2016-07, the Company early-adopted this standard and does not expect it to have a significant impact on its financial statements.

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

Unruly Holdings Limited

On September 30, 2015, the Company acquired Unruly Holdings Limited (“Unruly”) for approximately £60 million (approximately $90 million) in cash and up to £56 million (approximately $86 million) in future cash consideration related to payments primarily contingent upon the achievement of certain performance objectives. As a result of the acquisition, the Company recognized a liability of approximately $40 million related to the contingent consideration. The fair value of the contingent consideration was estimated by applying a probability-weighted income approach. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”), $42 million of the purchase price has been allocated to acquired technology with a weighted-average useful life of 7 years, $25 million has been allocated to customer relationships and tradenames with a weighted-average useful life of 6 years and $67 million has been allocated to goodwill. The values assigned to the acquired assets and liabilities are based on estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction. Unruly is a leading global video distribution platform that is focused on delivering branded video advertising across websites and mobile devices. Unruly’s results of operations are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

DIAKRIT International Limited

In February 2016, the Company acquired a 92% interest in DIAKRIT International Limited (“DIAKRIT”) for approximately $40 million in cash. The Company also has the option to purchase, and the minority shareholders have the option to sell to the Company, the remaining 8% in two tranches over the next six years at fair value. DIAKRIT is a digital visualization solutions company that helps homeowners see the potential in their future living environment with digital visualization solutions that enable them to plan, furnish and decorate their dream home, while also helping agents and developers generate more buyer inquiries and accelerate their property sale processes. DIAKRIT’s results are included within the Digital Real Estate Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

iProperty Group Limited

In February 2016, REA Group Limited (“REA Group”), in which the Company holds a 61.6% interest, increased its investment in iProperty Group Limited (ASX:IPP) (“iProperty”) from 22.7% to approximately 86.9% for A$482 million in cash (approximately $340 million). The remaining 13.1% not currently owned will become mandatorily redeemable during fiscal 2018. As a result, the Company recognized a liability of approximately $80 million, which reflects the present value of the amount expected to be paid for the remaining interest based on the formula specified in the acquisition agreement. The acquisition was funded primarily with the proceeds from

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

borrowings under an unsecured syndicated revolving loan facility. Refer to Note 6—Borrowings for further details of the facility entered into in connection with the acquisition. The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. iProperty is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.

In accordance with ASC 805 “Business Combinations,” REA Group recognized a gain of $29 million resulting from the revaluation of its previously held equity interest in iProperty in Other, net in the Statements of Operations for the three and nine months ended March 31, 2016. In accordance with ASC 350, the excess purchase price, including the revalued previously held investment, was allocated to intangibles assets of approximately $67 million and goodwill of approximately $505 million. The values assigned to the acquired assets and liabilities are based on estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.

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

The aggregate cash payment at closing to acquire the outstanding shares of Move was approximately $864 million, which was funded with cash on hand. The Company also assumed outstanding Move equity-based compensation awards with a fair value of $67 million, consisting of vested and unvested stock options, restricted stock units (“RSUs”) and restricted stock awards. Of the total fair value of the assumed equity-based compensation awards, $28 million was allocated to pre-combination services and included in total consideration transferred and $39 million was allocated to future services and is being expensed over the weighted average

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

remaining service period of 2.5 years. Refer to Note 8—Equity Based Compensation for further details on the conversion of Move’s equity-based compensation awards. In addition, following the acquisition, the Company utilized approximately $129 million of cash to settle all of Move’s outstanding indebtedness that was assumed as part of the transaction. The total transaction value for the Move acquisition is set forth below (in millions):

Cash paid for Move equity	$864
Assumed equity-based compensation awards—pre-combination services	28

Total consideration transferred	$892

Plus: Assumed debt	129
Plus: Assumed equity-based compensation awards—post-combination services	39
Less: Cash acquired	(108)

Total transaction value	$952

REA Group acquired a 20% interest in Move upon closing of the transaction. In connection with the acquisition, the Company granted REA Group a put option to require the Company to purchase REA Group’s interest in Move, which can be exercised at any time beginning two years from the date of acquisition at fair value.

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

The acquired intangible assets relate to the license of the realtor.com® trademark, which has a fair value of approximately $116 million and an indefinite life, and customer relationships, other tradenames and certain multiple listing service agreements with an aggregate fair value of approximately $100 million, which are being amortized over a weighted-average useful life of approximately 15 years. The Company also acquired technology, primarily associated with the realtor.com® website, that has a fair value of approximately $39 million, which is being amortized over 4 years. The acquired technology has been recorded in Property, Plant and Equipment, net in the Consolidated Balance Sheet at March 31, 2016.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Move had U.S. federal net operating loss carryforwards (“NOLs”) of $947 million ($332 million tax-effected) at the date of acquisition. These NOLs are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and subject to review by the Internal Revenue Service (“IRS”). The utilization of these NOLs is dependent on generating sufficient U.S. taxable income prior to expiration which begins in varying amounts starting in 2017. Valuation allowances and unrecognized tax benefits were recorded against these NOLs in the amount of $484 million ($170 million tax-effected) as part of the purchase price allocation. The deferred tax assets established for these NOLs, net of valuation allowance and unrecognized benefits, are included in Deferred income tax assets on the Consolidated Balance Sheets. Based on this, the Company expected approximately $463 million of the NOLs could be utilized, and accordingly, the Company had recorded a net deferred tax asset of $162 million as part of the purchase price allocation. As a result of management’s plan to dispose of the digital education business, the Company increased its estimated utilization of the Move NOLs by $167 million ($58 million tax-effected) and released the valuation allowance equal to that amount. As of March 31, 2016, the expected utilization of the Move NOLs is $630 million ($220 million tax-effected).

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

In the first quarter of fiscal 2016, the Company recognized a pre-tax non-cash impairment charge of $76 million reflecting a write down of the digital education business to its fair value less costs to sell. In addition, the Company recognized a tax benefit of $144 million upon reclassification of the Digital Education segment to discontinued operations. These amounts are included in Loss before income tax benefit and Income tax benefit, respectively, in the table below for the nine months ended March 31, 2016.

On September 30, 2015, the Company sold the Amplify Insight and Amplify Learning businesses. Included within Loss before income tax benefit for the nine months ended March 31, 2016 was approximately $17 million in severance and lease termination costs which were incurred in conjunction with the sale.

The following table summarizes the results of operations from the discontinued segment:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Revenues	$—	$21	$27	$85

Loss before income tax benefit	(3)	(29)	(154)	(92)
Income tax benefit	1	7	174	30

(Loss) income from discontinued operations, net of tax	$(2)	$(22)	$20	$(62)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the cash flows from discontinued operations:

	For the nine months ended March 31,
	2016	2015
	(in millions)
Net cash used in operating activities	$(66)	$(124)
Net cash provided by (used in) investing activities	15	(50)
Net cash used in financing activities	—	—

Net decrease in cash and cash equivalents	$(51)	$(174)

Assets and liabilities held for sale related to discontinued operations as of March 31, 2016 and June 30, 2015 are included in Other current liabilities and Other current assets, respectively, in the Balance Sheets as follows:

	As of March 31, 2016	As of June 30, 2015

	(in millions)
Current assets	$1	$54
Non-current assets	—	100

Total assets	$1	$154

Current Liabilities	11	46
Non-current liabilities	—	16

Total liabilities	$11	$62

Net (liabilities) assets held for sale	$(10)	$92

NOTE 4. RESTRUCTURING CHARGES

Fiscal 2016

During the three and nine months ended March 31, 2016, the Company recorded restructuring charges of $24 million and $63 million, respectively, of which $24 million and $56 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2016 were primarily for employee termination benefits.

Fiscal 2015

During the three and nine months ended March 31, 2015, the Company recorded restructuring charges of $10 million and $31 million, respectively, of which $8 million and $26 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2015 were primarily for employee termination benefits.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in restructuring program liabilities were as follows:

	For the three months ended March 31,
	2016				2015
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total

	(in millions)
Balance, beginning of period	$27	$6	$6	$39	$17	$6	$6	$29
Additions	24	—	—	24	10	—	—	10
Payments	(17)	—	—	(17)	(11)	—	—	(11)
Other	—	—	—	—	—	—	—	—

Balance, end of period	$34	$6	$6	$46	$16	$6	$6	$28

	For the nine months ended March 31,
	2016				2015
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total

	(in millions)
Balance, beginning of period	$47	$5	$6	$58	$21	$7	$—	$28
Additions	62	1	—	63	24	—	7	31
Payments	(71)	—	—	(71)	(27)	(1)	—	(28)
Other	(4)	—	—	(4)	(2)	—	(1)	(3)

Balance, end of period	$34	$6	$6	$46	$16	$6	$6	$28

As of March 31, 2016, restructuring liabilities of approximately $36 million were included in the Balance Sheet in Other current liabilities and $10 million were included in Other non-current liabilities.

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of March 31, 2016	As of March 31, 2016	As of June 30, 2015

		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,427	$1,476
Other equity method investments(b)	various	107	168
Loan receivable from Foxtel(c)	N/A	339	345
Available-for-sale securities(d)	various	182	185
Cost method investments(e)	various	209	205

Total Investments		$2,264	$2,379

(a)	The change in the Foxtel investment for the nine months ended March 31, 2016 was primarily due to the impact of foreign currency fluctuations.
(b)

Other equity method investments as of June 30, 2015 primarily included REA Group’s investment in iProperty. In July 2014, REA Group purchased a 17.22% interest in iProperty for total cash consideration of

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

approximately $100 million. iProperty has online property advertising operations primarily in Malaysia, Indonesia, Hong Kong, Thailand and Singapore. In December 2014, REA Group sold Squarefoot, its Hong Kong based business, to iProperty in exchange for an additional 2.2% interest in iProperty. As of June 30, 2015, REA Group owned an approximate 19.9% interest in iProperty. In February 2016, REA Group increased its ownership interest in iProperty to approximately 86.9% for A$482 million (approximately $340 million) and its results are now consolidated within the Digital Real Estate Services Segment. Refer to Note 2—Acquisitions, Disposals and Other Transactions for further details regarding the iProperty acquisition.

(c)

In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and pro rata capital contributions made by Foxtel shareholders in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($339 million and $345 million as of March 31, 2016 and June 30, 2015, respectively). The subordinated shareholder notes can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder notes have a maturity date of July 15, 2027, with interest of 12% payable on June 30 each year and at maturity. Upon maturity, the principal advanced will be repayable.

(d)

Available-for-sale securities primarily include the Company’s investments in The Rubicon Project, Inc. and APN News and Media Limited (“APN”). During fiscal 2015, the Company purchased a 14.99% interest in APN for approximately $112 million. APN operates a portfolio of Australian and New Zealand radio and outdoor media assets and small regional print interests.

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

The Company measures the fair market values of available-for-sale investments as Level 1 financial instruments under ASC 820, “Fair Value Measurement,” as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Cost basis of available-for-sale investments	$164	$164
Accumulated gross unrealized gain	56	46
Accumulated gross unrealized loss	(38)	(25)

Fair value of available-for-sale investments	$182	$185

Net deferred tax liability	$(11)	$(11)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Foxtel(a)	$4	$8	$26	$48
Other equity affiliates, net	(2)	(1)	(1)	—

Total Equity earnings of affiliates	$2	$7	$25	$48

(a)

In accordance with ASC 350, the Company amortized $12 million and $37 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and nine months ended March 31, 2016, respectively, and $14 million and $44 million in the corresponding periods of fiscal 2015, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the nine months ended March 31,
	2016	2015
	(in millions)
Revenues	$1,763	$2,028
Operating income(a)	269	343
Net income	126	184

(a)

Includes Depreciation and amortization of $170 million and $243 million for the nine months ended March 31, 2016 and 2015, respectively. Operating income before depreciation and amortization was $439 million and $586 million for the nine months ended March 31, 2016 and 2015, respectively.

For the nine months ended March 31, 2016, Foxtel’s revenues decreased $265 million, or 13%, as a result of the negative impact of foreign currency fluctuations, which more than offset higher revenues in local currency. Operating income decreased primarily due to the negative impact of foreign currency fluctuations, a planned increase in programming costs to support subscriber growth, increased costs associated with higher sales volumes, the public launch of Triple Play and continued investment in Presto, partially offset by lower depreciation expense resulting from Foxtel’s reassessment of the useful lives of cable and satellite installations. Net income decreased as a result of the lower operating income noted above, partially offset by lower income tax expense.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. BORROWINGS

The Company’s total borrowings consist of the following:

	As of March 31, 2016	As of June 30, 2015

	(in millions)
Facility due December 2017	$90	$—
Facility due December 2018	90	—
Facility due December 2019	179	—
Other obligations	10	—

Total debt	369	—
Less: Current portion	—	—

Total long-term debt	$369	$—

REA Group Unsecured Revolving Loan Facility

REA Group entered into a A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty (the “REA Facility”). The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which become due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of March 31, 2016, REA Group was paying a margin of between 1.00% and 1.20%. REA Group paid approximately $1 million in interest for the three and nine months ended March 31, 2016 at a weighted average interest rate of 3.3%. The REA Facility requires REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of March 31, 2016, REA Group was in compliance with all of the applicable debt covenants.

Revolving Credit Facility

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of March 31, 2016, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of March 31, 2016, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

Total borrowings, excluding other obligations and debt issuance costs, have the following scheduled maturities for each of the next five fiscal years (in millions):

As of March 31, 2016
Fiscal 2017	$—
Fiscal 2018	90
Fiscal 2019	90
Fiscal 2020	180
Fiscal 2021	—
Thereafter	—

NOTE 7. EQUITY

The following table summarizes changes in equity:

	For the nine months ended March 31,
	2016			2015
	News Corporation stockholders	Noncontrolling Interests	Total Equity	News Corporation stockholders	Noncontrolling Interests	Total Equity

	(in millions)
Balance, beginning of period	$11,945	$171	$12,116	$13,243	$156	$13,399
Net income	89	52	141	231	54	285
Other comprehensive loss	(263)	(1)	(264)	(1,164)	(23)	(1,187)
Dividends	(118)	(28)	(146)	(1)	(28)	(29)
Stock repurchases	(39)	—	(39)	—	—	—
Other	32	5	37	60	(2)	58

Balance, end of period	$11,646	$199	$11,845	$12,369	$157	$12,526

Stock Repurchases

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Through April 29, 2016, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of April 29, 2016 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In February 2016, the Board of Directors declared a semi-annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock. This dividend was paid on April 13, 2016 to stockholders of record at the close of business on March 9, 2016. In August 2015, the Board of Directors declared a semi-annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock. This dividend was paid on October 21, 2015 to stockholders of record at the close of business on September 16, 2015. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

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

In connection with the acquisition of Move, the Company assumed Move’s equity incentive plans and substantially all of the awards outstanding under such plans. The stock options, RSUs and restricted stock awards that were assumed continue to have the same terms and conditions that applied to those awards immediately prior to the acquisition, except that such assumed awards were converted into awards with the right to be settled in, or by reference to, the Company’s Class A Common Stock in accordance with the acquisition agreement, using a formula designed to preserve the value of the awards based on the price per share paid in the acquisition. The Company assumed and converted approximately 4.3 million stock options and approximately 2.5 million RSUs and restricted stock awards in connection with the transaction. During the nine months ended March 31, 2016, approximately 0.3 million of the assumed options were exercised. Approximately 0.3 million and 0.4 million of the assumed RSUs and restricted stock awards vested during the three and nine months ended March 31, 2016, respectively.

The Company recognized $12 million and $43 million of equity-based compensation expense for the three and nine months ended March 31, 2016, respectively, and $23 million and $44 million for the corresponding periods of fiscal 2015, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Performance Stock Units

Fiscal 2016

During the three and nine months ended March 31, 2016, the Company granted approximately 0.2 million and 4.2 million PSUs, respectively, at target, of which approximately 0.1 million and 3.0 million, respectively, will be settled in Class A Common Stock with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked-to-market each reporting period.

During the nine months ended March 31, 2016, approximately 1.2 million PSUs vested, of which approximately 1.0 million were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.2 million PSUs settled during the nine months ended March 31, 2016 were settled in cash for approximately $3.3 million before statutory tax withholdings.

Fiscal 2015

During the three and nine months ended March 31, 2015, the Company granted approximately 0.2 million and 3.3 million PSUs, respectively, at target, of which 0.2 million and 2.2 million, respectively, will be settled in Class A Common Stock with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked-to-market each reporting period.

During the nine months ended March 31, 2015, approximately 2.0 million PSUs vested, of which approximately 1.5 million were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.5 million PSUs settled during the nine months ended March 31, 2015 were settled in cash for approximately $8.2 million before statutory tax withholdings.

Restricted Stock Units

Fiscal 2016

During the three and nine months ended March 31, 2016, the Company granted approximately 0.1 million and 0.3 million RSUs, respectively, all of which will be settled in Class A Common Stock.

During the three and nine months ended March 31, 2016, approximately 0.2 million and 0.3 million RSUs vested, respectively, all of which were settled in shares of Class A Common Stock.

Fiscal 2015

During the three and nine months ended March 31, 2015, the Company granted 0.5 million RSUs, all of which will be settled in Class A Common Stock.

During the three and nine months ended March 31, 2015, approximately 0.8 million and 1.2 million RSUs vested, respectively, of which approximately 0.8 million and 1.1 million, respectively, were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.1 million RSUs settled during the nine months ended March 31, 2015 were settled in cash for approximately $0.9 million before statutory tax withholdings.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	(in millions, except per share amounts)
(Loss) income from continuing operations	$(128)	$56	$121	$347
Less: Net income attributable to noncontrolling interests	(19)	(11)	(52)	(54)
Less: Redeemable preferred stock dividends(a)	—	—	(1)	(1)

(Loss) income from continuing operations available to News Corporation stockholders	(147)	45	68	292
(Loss) income from discontinued operations, net of tax, available to News Corporation stockholders	(2)	(22)	20	(62)

Net (loss) income available to News Corporation stockholders	$(149)	$23	$88	$230

Weighted-average number of shares of common stock outstanding—basic	580.2	581.8	580.8	580.5
Dilutive effect of equity awards(b)	—	1.4	1.7	1.4

Weighted-average number of shares of common stock outstanding—diluted	580.2	583.2	582.5	581.9

(Loss) income from continuing operations available to News Corporation stockholders per share—basic and diluted	$(0.26)	$0.08	$0.12	$0.51
(Loss) income from discontinued operations available to News Corporation stockholders per share—basic and diluted	$—	$(0.04)	$0.03	$(0.11)

Net (loss) income available to News Corporation stockholders per share—basic and diluted	$(0.26)	$0.04	$0.15	$0.40

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

(b)

The dilutive impact of the Company’s PSUs, RSUs and stock options have been excluded from the calculation of diluted (loss) earnings per share for the three months ended March 31, 2016 because their inclusion would have an antidilutive effect on the net loss per share.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Except as noted below, the Company’s commitments as of March 31, 2016 have not changed significantly from the disclosures included in the 2015 Form 10-K.

In November 2015, the Company entered into a sports programming rights agreement with the National Rugby League to license certain media rights for a five year period from 2018 to 2022 for approximately $775 million (A$1.1 billion).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

U.K. Newspaper Matters and Related Investigations and Litigation

On July 19, 2011, a purported class action lawsuit captioned Wilder v. News Corp., et al. was filed on behalf of all purchasers of 21st Century Fox’s common stock between March 3, 2011 and July 11, 2011, in the U.S. District Court for the Southern District of New York (the “Wilder Litigation”). The plaintiff brought claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, alleging that false and misleading statements were issued regarding alleged acts of voicemail interception at The News of the World. The suit named as defendants 21st Century Fox, Rupert Murdoch, James Murdoch and Rebekah Brooks, and sought compensatory damages, rescission for damages sustained and costs.

On June 5, 2012, the District Court issued an order appointing the Avon Pension Fund (“Avon”) as lead plaintiff and Robbins Geller Rudman & Dowd as lead counsel. Avon filed an amended consolidated complaint on July 31, 2012, which among other things, added as defendants the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited), and Les Hinton, and expanded the class period to comprise February 15, 2011 to July 18, 2011. Defendants filed motions to dismiss the litigation, which were granted by the District Court on March 31, 2014. Plaintiffs were allowed to amend their complaint, and on April 30, 2014, plaintiffs filed a second amended consolidated complaint, which generally repeated the allegations of the amended consolidated complaint and also expanded the class period to comprise July 8, 2009 to July 18, 2011. Defendants moved to dismiss the second amended consolidated complaint, and on September 30, 2015, the District Court granted defendants’ motions in their entirety and dismissed all of plaintiffs’ claims. In its memorandum, opinion and order relating to the dismissal, the District Court gave plaintiffs until November 6, 2015 to file a motion for leave to amend their complaint. On October 21, 2015, plaintiffs filed a motion for reconsideration of the District Court’s memorandum, opinion and order, which defendants have opposed. The Company’s management believes these claims are entirely without merit and intends to vigorously defend this action. As described below, the Company will be indemnified by 21st Century Fox for certain payments made by the Company that relate to, or arise from, the U.K. Newspaper Matters (as defined below), including all payments in connection with the Wilder Litigation.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition, civil claims have been brought against the Company with respect to, among other things, voicemail interception and inappropriate payments to public officials at the Company’s former publication, The News of the World, and at The Sun, and related matters (the “U.K. Newspaper Matters”). The Company has admitted liability in many civil cases and has settled a number of cases. The Company has also settled a number of claims through a private compensation scheme established by the Company under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

In connection with the Company’s separation of its businesses (the “Separation”) from 21st Century Fox on June 28, 2013 (the “Distribution Date”), the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox will indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the previously concluded criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis.

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $9 million and $24 million for the three months ended March 31, 2016 and 2015, respectively, and approximately $32 million and $75 million for the nine months ended March 31, 2016 and 2015, respectively. These costs are included in Selling, general and administrative expenses in the Company’s Statements of Operations. With respect to the fees and costs incurred during the three months ended March 31, 2016 and 2015, the Company has been or will be indemnified by 21st Century Fox for $6 million, net of tax, and $9 million, net of tax, respectively, pursuant to the indemnification arrangements described above. With respect to the fees and costs incurred during the nine months ended March 31, 2016 and 2015, the Company has been or will be indemnified by 21st Century Fox for $17 million, net of tax, and $33 million, net of tax, respectively, pursuant to the indemnification arrangements described above. Accordingly, the Company recorded a contra expense in Selling, general and administrative expenses for the after-tax costs that were or will be indemnified of $6 million and $9 million for the three months ended March 31, 2016 and 2015, respectively, and $17 million and $33 million for the nine months ended March 31, 2016 and 2015, respectively, and recorded a corresponding receivable from 21st Century Fox. Therefore, the net impact on Selling, general and administrative expenses was $3 million and $15 million for the three months ended March 31, 2016 and 2015, respectively, and $15 million and $42 million for the nine months ended March 31, 2016 and 2015, respectively.

Refer to the table below for the net impact of the U.K. Newspaper Matters on Selling, general and administrative expenses recorded in the Statements of Operations:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Gross legal and professional fees related to the U.K. Newspaper Matters	$9	$24	$32	$75
Indemnification from 21st Century Fox	(6)	(9)	(17)	(33)

Net impact on Selling, general and administrative expenses	$3	$15	$15	$42

As of March 31, 2016, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

approximately $108 million, of which approximately $59 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Other current assets on the Balance Sheet as of March 31, 2016. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

The Company is not able to predict the ultimate outcome or cost of the civil claims. It is possible that these proceedings and any adverse resolution thereof could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

News America Marketing

In-Store Marketing and FSI Purchasers

On April 8, 2014, in connection with a pending action in the U.S. District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC and BEF Foods, Inc. (collectively, the “Named Plaintiffs”) alleged various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”) and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”), the Named Plaintiffs filed a fourth amended complaint on consent of the parties. The fourth amended complaint asserted federal and state antitrust claims both individually and on behalf of two putative classes in connection with the purchase of in-store marketing services and free-standing insert coupons. The complaint sought treble damages, injunctive relief and attorneys’ fees.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 11, 2014, the Named Plaintiffs filed a motion seeking certification of a class of all persons residing in the United States who purchased in-store marketing services on or after April 5, 2008 and did not purchase those services pursuant to contracts with mandatory arbitration clauses. On June 18, 2015, the District Court granted the Named Plaintiffs’ motion, although it subsequently amended the start date of the claim period to April 26, 2009.

On September 10, 2015, the District Court granted a stipulation dismissing with prejudice the Named Plaintiffs’ claims relating to free-standing insert coupons. Trial began on February 29, 2016, and on such date, the parties agreed to settle the litigation. Under the terms of the settlement, which remains subject to District Court approval, the NAM Group agreed, among other things, to pay the plaintiffs and their attorneys approximately $250 million, and the parties agreed to dismiss the litigation with prejudice. The District Court has scheduled a preliminary settlement approval hearing for June 1, 2016. The NAM Group has also settled related claims for approximately $30 million. The Company recorded $280 million for the three and nine months ended March 31, 2016 in NAM Group settlement charge in the Unaudited Consolidated Statements of Operations.

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) initiated legal proceedings against certain of the Company’s subsidiaries alleging violations of various antitrust laws. These proceedings are described in further detail below.

•

Valassis previously initiated an action against NAI, NAM FSI and NAM In-Store Services (collectively, the “NAM Parties”), captioned Valassis Communications, Inc. v. News America Incorporated, et al., No. 2:06-cv-10240 (E.D. Mich.) (“Valassis I”), alleging violations of federal antitrust laws, which was settled in February 2010. On November 8, 2013, Valassis filed a motion for expedited discovery in the previously settled case based on its belief that defendants had engaged in activities prohibited under an order issued by the U.S. District Court for the Eastern District of Michigan in connection with the parties’ settlement.

On February 4, 2014, the magistrate judge granted Valassis’s motion for expedited discovery. The NAM Parties objected to the magistrate judge’s ruling before the District Court and filed a motion to enforce the parties’ settlement agreement that sought an order that certain of Valassis’s claims, if they are allowed to proceed, must be considered by a panel of antitrust experts (the “Antitrust Expert Panel”). On May 20, 2014, the District Court overruled the NAM Parties’ objections to the magistrate judge’s ruling and terminated the motion to enforce the parties’ settlement agreement as the issues raised in the motion would be addressed in connection with the NAM Group’s motion to dismiss Valassis’s newly filed complaint in Valassis II, described below.

On October 7, 2014, the NAM Parties filed a motion for an order requiring Valassis to show cause why its allegations that the NAM Parties engaged in unlawful bundling and tying of in-store marketing services and free-standing insert coupons should not be referred to the Antitrust Expert Panel for resolution pursuant to the parties’ settlement. On November 19, 2014, the magistrate judge denied the NAM Parties’ motion for an order to show cause. The NAM Parties objected to the magistrate judge’s order, and Valassis opposed those objections. On January 20, 2015, the NAM Parties filed a motion for expedited discovery in the previously settled case, which was granted by the magistrate judge on April 14, 2015.

On February 3, 2015, Valassis filed a Notice of Violation of an order issued by the District Court in the previously settled case. The Notice contains allegations that are substantially similar to the allegations Valassis made in the new complaint, described below, and seeks treble damages, injunctive relief and

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

attorneys’ fees. The Notice also re-asserts claims of unlawful bundling and tying which the magistrate judge had previously recommended be dismissed from Valassis II on the grounds that such claims could only be brought before the Antitrust Expert Panel. On March 2, 2015, the NAM Parties filed a motion to refer the Notice to the Antitrust Expert Panel or, in the alternative, strike the Notice. The District Court granted the NAM Parties’ motion in part on March 30, 2016 and ordered that the Notice be referred to the Antitrust Expert Panel. The District Court further ordered that the case be administratively closed and that it may be re-opened following proceedings before the Antitrust Expert Panel.

•

On November 8, 2013, Valassis also filed a new complaint in the U.S. District Court for the Eastern District of Michigan against the NAM Group alleging violations of federal and state antitrust laws and common law business torts (“Valassis II”). The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the newly filed complaint.

The District Court referred the NAM Group’s motion to dismiss to the magistrate judge for determination, and on July 16, 2014, the magistrate judge recommended that the District Court grant the NAM Group’s motion in part with respect to certain claims regarding alleged bundling and tying conduct and stay the remainder of the action. On March 30, 2016, the District Court adopted in part the magistrate judge’s recommendation. The District Court ordered that Valassis’s bundling and tying claims be dismissed without prejudice to Valassis’s rights to pursue relief for those claims in Valassis I. The District Court sustained Valassis’s objection to the stay of Valassis II, but further ordered that all remaining claims in the NAM Group’s motion to dismiss be referred to the Antitrust Expert Panel. The District Court further ordered that the case be administratively closed and that it may be re-opened following proceedings before the Antitrust Expert Panel.

The Court has scheduled a status conference for May 17, 2016 to discuss the referral to the Antitrust Expert Panel in both Valassis I and Valassis II. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously in both actions.

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

The amortization of amounts related to unrecognized prior service (credits) and deferred losses were reclassified out of other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefits costs were as follows:

	Pension benefits				Postretirement benefits
	Domestic		Foreign
	For the three months ended March 31,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost benefits earned during the period	$—	$1	$2	$3	$—	$—
Interest costs on projected benefit obligations	4	4	10	11	2	2
Expected return on plan assets	(4)	(5)	(15)	(17)	—	—
Amortization of deferred losses	1	—	4	3	—	—
Amortization of prior service (credits)	—	—	—	—	(2)	(4)
Settlements, curtailments and other	—	—	—	—	—	—

Net periodic benefits costs	$1	$—	$1	$—	$—	$(2)

	Pension benefits				Postretirement benefits
	Domestic		Foreign
	For the nine months ended March 31,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost benefits earned during the period	$—	$1	$7	$9	$—	$—
Interest costs on projected benefit obligations	12	12	33	37	4	5
Expected return on plan assets	(14)	(16)	(47)	(54)	—	—
Amortization of deferred losses	3	2	11	9	—	—
Amortization of prior service (credits)	—	—	—	—	(5)	(10)
Settlements, curtailments and other	—	—	(1)	—	—	—

Net periodic benefits costs	$1	$(1)	$3	$1	$(1)	$(5)

During the nine months ended March 31, 2016 and 2015, the Company contributed approximately $27 million and $13 million, respectively, to its various pension and postretirement plans, of which $9 million and $4 million, were contributed in the three months ended March 31, 2016 and 2015, respectively.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2016 the Company recorded a tax benefit of $98 million on a pre-tax loss of $226 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the $29 million non-taxable gain resulting from the revaluation of REA Group’s previously held equity interest in iProperty (See Note 2—Acquisitions, Disposals and Other Transactions), as well as a tax benefit of $107 million in connection with the settlement of certain litigation and related claims at the NAM Group (See Note 10—Commitments and Contingencies).

For the nine months ended March 31, 2016 the Company recorded a tax benefit of $140 million on a pre-tax loss of $19 million resulting in an effective tax rate that was higher than the U.S. statutory tax. In addition to the third quarter impacts discussed above, the higher tax rate was primarily due to a tax benefit of approximately $106 million related to the release of previously established valuation allowances related to certain U.S. federal net operating losses and state deferred tax assets. This benefit was recognized in conjunction with management’s plan to dispose of the Company’s digital education business in the first quarter of fiscal 2016, as the Company now expects to generate sufficient U.S. taxable income to utilize these deferred tax assets prior to expiration.

In addition, the Company recognized a tax benefit of approximately $144 million upon reclassification of the Digital Education segment to discontinued operations in (Loss) income from discontinued operations, net of tax, in the Statement of Operations for the nine months ended March 31, 2016. In addition, a tax benefit of $30 million related to the current year operations of the Digital Education Segment was reclassified to discontinued operations in (Loss) income from discontinued operations, net of tax, in the Statement of Operations for the nine months ended March 31, 2016.

The Company’s effective income tax rate for the three and nine months ended March 31, 2015 was lower than the U.S. statutory tax rate, primarily due to the impact from foreign operations which are subject to lower tax rates, partially offset by the impact of nondeductible items and changes in our accrued liabilities for uncertain tax positions.

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

The Company paid gross income taxes of $78 million and $81 million during the nine months ended March 31, 2016 and 2015, respectively, and received income tax refunds of $1 million and $5 million, respectively.

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

•

Digital Real Estate Services—The Digital Real Estate Services segment consists primarily of the Company’s interests in REA Group and Move. REA Group is a publicly traded company listed on the Australian Securities Exchange (“ASX”) (ASX: REA) that is a leading multinational digital advertising business specializing in property. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au, as well as property sites in Europe and Asia. The Company holds a 61.6% interest in REA Group.

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

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

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

Segment EBITDA is defined as revenues less operating expenses, selling, general and administrative expenses and the NAM Group settlement charge. Segment EBITDA does not include: Depreciation and amortization; impairment and restructuring charges; equity earnings of affiliates; interest, net; other, net; income tax benefit (expense) and net income attributable to noncontrolling interests. The Company believes that information about Segment EBITDA assists all users of its Financial Statements by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net (loss) income, thus providing insight into both operations and the other factors that affect reported results.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business. Segment EBITDA provides management, investors and equity analysts with a measure to analyze operating performance of the Company’s business and its enterprise value against historical data and competitors’ data, although historical results, including Segment EBITDA, may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). The following table reconciles Total Segment EBITDA to (Loss) income from continuing operations.

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Revenues:
News and Information Services	$1,231	$1,353	$3,921	$4,327
Book Publishing	358	402	1,213	1,277
Digital Real Estate Services	194	170	593	436
Cable Network Programming	107	116	337	367
Other	1	—	2	—

Total Revenues	1,891	2,041	6,066	6,407

Segment EBITDA:
News and Information Services	$(187)	$113	$54	$434
Book Publishing	36	56	135	188
Digital Real Estate Services	39	42	169	156
Cable Network Programming	34	27	101	113
Other	(44)	(54)	(136)	(161)

Total Segment EBITDA	(122)	184	323	730

Depreciation and amortization	(126)	(124)	(370)	(375)
Restructuring charges	(24)	(10)	(63)	(31)
Equity earnings of affiliates	2	7	25	48
Interest, net	11	12	34	42
Other, net	33	12	32	70

(Loss) income from continuing operations before income tax benefit (expense)	(226)	81	(19)	484
Income tax benefit (expense)	98	(25)	140	(137)

(Loss) income from continuing operations	$(128)	$56	$121	$347

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Total assets:
News and Information Services	$6,682	$6,749
Book Publishing	1,971	2,022
Digital Real Estate Services	1,965	1,278
Cable Network Programming	1,227	1,163
Other(a)	1,607	1,352
Investments	2,264	2,379
Assets held for sale	—	92

Total assets	$15,716	$15,035

(a)	The Other segment primarily includes Cash and cash equivalents.

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,670	$2,593
Book Publishing	849	896
Digital Real Estate Services	1,482	835
Cable Network Programming	905	938
Other	4	4

Total goodwill and intangible assets, net	$5,910	$5,266

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

Receivables, net consist of:

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Receivables	$1,467	$1,503
Allowances for returns and doubtful accounts	(213)	(220)

Receivables, net	$1,254	$1,283

The Company’s receivables did not contain significant concentrations of credit risk as of March 31, 2016 or June 30, 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Current Assets

The following table sets forth the components of Other current assets:

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Inventory(a)	$367	$299
Deferred tax assets	—	63
Assets held for sale	—	92
Amounts due from 21st Century Fox(b)	59	63
Prepayments and other current assets	253	263

Total Other current assets	$679	$780

(a)	Inventory at March 31, 2016 and June 30, 2015 was primarily comprised of books, newsprint, printing ink and programming rights.
(b)	Relates to costs incurred in connection with the U.K. Newspaper Matters which will be indemnified by 21st Century Fox.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Royalty advances to authors	$305	$304
Notes receivable(a)	35	39
Other	132	124

Total Other non-current assets	$472	$467

(a)	Notes receivable relates to the Company’s sale of its former U.K. newspaper division headquarters.

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of March 31, 2016	As of June 30, 2015
	(in millions)
Current tax payable	$26	$27
Royalties and commissions payable	212	163
Other	366	211

Total Other current liabilities	$604	$401

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Gain on iProperty transaction(a)	$29	$—	$29	$—
Gain on sale of marketable securities(b)	—	—	—	29
Dividends received from cost method investments	—	—	—	20
Gain on sale of cost method investment	—	14	—	14
Other, net	4	(2)	3	7

Total Other, net	$33	$12	$32	$70

(a)	The Company recorded a $29 million gain resulting from the revaluation of REA Group’s previously held equity interest in iProperty. See Note 2—Acquisitions, Disposals and Other Transactions.
(b)

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

The unaudited consolidated financial statements are referred to herein as the “Financial Statements.” The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.” The Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2016 and in the nine months ended March 31, 2015 that the Company believes are important in understanding its financial condition and results of operations or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2016 and 2015. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2016 and 2015 as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed during fiscal 2016.

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

•

Digital Real Estate Services—The Digital Real Estate Services segment consists primarily of the Company’s interests in REA Group Limited (“REA Group”) and Move, Inc. (“Move”). REA Group is a publicly traded company listed on the Australian Securities Exchange (“ASX”) (ASX: REA) that is a leading multinational digital advertising business specializing in property. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au, as well as property sites in Europe and Asia. The Company holds a 61.6% interest in REA Group.

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

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters (as defined in Part II, “Item 1. Legal Proceedings”). The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions and investments.

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

OTHER BUSINESS DEVELOPMENTS

In February 2016, the Company acquired a 92% interest in DIAKRIT International Limited (“DIAKRIT”) for approximately $40 million in cash. The Company has the option to purchase, and the minority shareholders have the option to sell to the Company, the remaining 8% in two tranches over the next six years at fair value. DIAKRIT is a digital visualization solutions company that helps homeowners see the potential in their future living environment with digital visualization solutions that enable them to plan, furnish and decorate their dream home, while also helping agents and developers to generate more buyer inquiries and accelerate their property sale processes. DIAKRIT’s results are included within the Company’s Digital Real Estate Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

In February 2016, REA Group increased its investment in iProperty Group Limited (ASX:IPP) (“iProperty”) from 22.7% to approximately 86.9% for A$482 million in cash (approximately $340 million). The remaining 13.1% not currently owned will become mandatorily redeemable during fiscal 2018, and as a result, the Company recognized a liability of approximately $80 million. The acquisition was funded primarily with the proceeds from borrowings under an unsecured syndicated revolving loan facility. Refer to Note 6—Borrowings in the accompanying Unaudited Consolidated Financial Statements for further details of the facility entered into in connection with the acquisition. The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. iProperty is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment. During the three and nine months ended March 31, 2016, REA Group recognized a gain of $29 million related to the revaluation of its previously held equity interest in iProperty in Other, net in the Statements of Operations.

On September 30, 2015, the Company acquired Unruly Holdings Limited (“Unruly”) for approximately £60 million (approximately $90 million) in cash and up to £56 million (approximately $86 million) in future cash consideration related to payments primarily contingent upon the achievement of certain performance objectives. Unruly is a leading global video distribution platform that is focused on delivering branded video advertising across websites and mobile devices. Unruly’s results of operations are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

In July 2015, the Company acquired Checkout 51 Mobile Apps ULC (“Checkout 51”) for approximately $13 million in cash at closing and up to approximately $28 million in future cash consideration related to payments contingent upon the achievement of certain performance objectives. Checkout 51 is a data-driven digital coupon company that provides News America Marketing with a leading receipt recognition mobile app which enables retailers to reach consumers with highly personalized marketing campaigns. Checkout 51’s results are included within the News and Information Services segment.

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

In November 2014, SEEKAsia Limited (“SEEK Asia”), in which the Company owned a 12.1% interest, acquired the online employment businesses of JobStreet Corporation Berhad (“JobStreet”), which were combined with JobsDB, Inc., SEEK Asia’s existing online employment business. The transaction was funded primarily through additional contributions by SEEK Asia shareholders which did not have an impact on the Company’s ownership. The Company’s share of the funding contribution was approximately $60 million. In June 2015, the Company purchased an additional 0.8% interest in SEEK Asia for approximately $7 million, which increased the Company’s investment to approximately 12.9%.

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

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2016 versus the three and nine months ended March 31, 2015

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2016 as compared to the three and nine months ended March 31, 2015.

	For the three months ended March 31,				For the nine months ended March 31,
	2016	2015	Change	% Change	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$816	$904	$(88)	(10)%	$2,672	$2,862	$(190)	(7)%
Circulation and Subscription	615	638	(23)	(4)%	1,875	1,954	(79)	(4)%
Consumer	343	385	(42)	(11)%	1,164	1,223	(59)	(5)%
Other	117	114	3	3%	355	368	(13)	(4)%

Total Revenues	1,891	2,041	(150)	(7)%	6,066	6,407	(341)	(5)%
Operating expenses	(1,084)	(1,204)	120	10%	(3,476)	(3,737)	261	7%
Selling, general and administrative	(649)	(653)	4	1%	(1,987)	(1,940)	(47)	(2)%
NAM Group settlement charge	(280)	—	(280)	**	(280)	—	(280)	**
Depreciation and amortization	(126)	(124)	(2)	(2)%	(370)	(375)	5	1%
Restructuring charges	(24)	(10)	(14)	**	(63)	(31)	(32)	**
Equity earnings of affiliates	2	7	(5)	(71)%	25	48	(23)	(48)%
Interest, net	11	12	(1)	(8)%	34	42	(8)	(19)%
Other, net	33	12	21	**	32	70	(38)	(54)%

(Loss) income from continuing operations before income tax benefit (expense)	(226)	81	(307)	**	(19)	484	(503)	**
Income tax benefit (expense)	98	(25)	123	**	140	(137)	277	**

(Loss) income from continuing operations	(128)	56	(184)	**	121	347	(226)	(65)%
(Loss) income from discontinued operations, net of tax	(2)	(22)	20	91%	20	(62)	82	**

Net (loss) income	(130)	34	(164)	**	141	285	(144)	(51)%
Less: Net income attributable to noncontrolling interests	(19)	(11)	(8)	(73)%	(52)	(54)	2	4%

Net (loss) income attributable to News Corporation	$(149)	$23	$(172)	**	$89	$231	$(142)	(61)%

**	not meaningful

Revenues—Revenues decreased $150 million, or 7%, and $341 million, or 5%, for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015.

The revenue decrease for the three months ended March 31, 2016 was mainly due to a decrease in revenues at the News and Information Services segment of $122 million, primarily resulting from lower free-standing insert product revenues at News America Marketing, the negative impact of foreign currency fluctuations and weakness in the print advertising market and at the Book Publishing segment of $44 million primarily due to higher sales of American Sniper by Chris Kyle and the Divergent series by Veronica Roth in the prior year and an industry-wide decline in e-book sales. This decrease was offset in part by increased revenues at the Digital Real Estate Services segment of $24 million, due to higher revenues at both Move and REA Group.

The revenue decrease for the nine months ended March 31, 2016 was primarily due to a decrease in revenues at the News and Information Services segment of $406 million, primarily resulting from the negative impact of foreign currency fluctuations, weakness in the print advertising market and lower free-standing insert product revenues at News America Marketing, and decreased revenues at the Book Publishing segment of $64 million, primarily due to higher sales of American Sniper by Chris Kyle and the Divergent series by Veronica Roth in the prior year and an industry-wide decline in e-book sales. The revenue decreases were partially offset by an increase in revenues at the Digital Real Estate Services segment of $157 million, primarily as a result of the acquisition of Move in November 2014 and increased revenues at REA Group.

Operating Expenses—Operating expenses decreased $120 million, or 10%, and $261 million, or 7%, for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015.

The decrease in Operating expenses for the three months ended March 31, 2016 was mainly due to a decrease in operating expenses at the News and Information Services segment of $98 million, primarily as a result of lower newsprint, production and distribution costs and the impact of cost savings initiatives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $32 million for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.

The decrease in Operating expenses for the nine months ended March 31, 2016 was mainly due to a decrease in operating expenses at the News and Information Services segment of $291 million, primarily as a result of the positive impact of foreign currency fluctuations, lower newsprint, production and distribution costs, and the impact of cost savings initiatives. The decrease in Operating expenses was partially offset by higher operating expenses at the Digital Real Estate Services segment due to the acquisition of Move in November 2014. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an operating expense decrease of $176 million for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.

Selling, general and administrative expenses—Selling, general and administrative expenses decreased $4 million, or 1% for the three months ended March 31, 2016 and increased $47 million, or 2% for the nine months ended March 31, 2016 as compared to the corresponding periods of fiscal 2015.

The decrease in Selling, general and administrative expenses for the three months ended March 31, 2016 was primarily due to the positive impact of foreign currency fluctuations of the U.S. dollar and lower expenses at the Book Publishing segment due to the impact of cost savings initiatives, partially offset by higher expenses at the Digital Real Estate Services segment primarily due to higher legal costs at Move and higher costs at REA Group resulting from higher revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $31 million for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.

The increase in Selling, general and administrative expenses for the nine months ended March 31, 2016 was primarily due to higher expenses at the Digital Real Estate Services segment as a result of the acquisition of

Move in November 2014 and increased brand marketing and promotional expenses in the News and Information Services segment. These increases were partially offset by the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $162 million for nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.

NAM Group settlement charge—During the three and nine months ended March 31, 2016, the Company recognized one-time costs of approximately $280 million in connection with the settlement of certain litigation and related claims at News America Marketing. Refer to Note 10—Commitments and Contingencies in the accompanying Unaudited Consolidated Financial Statements for further details.

Depreciation and amortization—Depreciation and amortization expense increased $2 million, or 2%, for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. Depreciation and amortization expense decreased $5 million or 1% for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015 due to the positive impact of foreign currency fluctuations, partially offset by increased depreciation and amortization expense at the Digital Real Estate Services segment due to the acquisition of Move in November 2014. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $5 million and $25 million for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015.

Restructuring charges—During the three and nine months ended March 31, 2016, the Company recorded restructuring charges of $24 million and $63 million, respectively, of which $24 million and $56 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in the three and nine months ended March 31, 2016 were primarily for employee termination benefits.

During the three and nine months ended March 31, 2015, the Company recorded restructuring charges of $10 million and $31 million, respectively, of which $8 million and $26 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in the three and nine months ended March 31, 2015 were primarily for employee termination benefits.

Equity earnings of affiliates—Equity earnings of affiliates decreased $5 million for the three months ended March 31, 2016 as a result of lower net income at Foxtel due to increased subscriber acquisition costs related to higher gross adds in the quarter, increases in programming costs, continued investment in Presto and the negative impact of foreign currency fluctuations, partially offset by lower depreciation expense resulting from Foxtel’s reassessment of the useful lives of cable and satellite installations and lower tax expense. Equity earnings of affiliates decreased $23 million for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015 as a result of lower net income at Foxtel, primarily due to the negative impact of foreign currency fluctuations, a planned increase in programming costs to support subscriber growth, increased costs associated with higher sales volumes, the public launch of Triple Play, and continued investment in Presto, partially offset by lower depreciation expense resulting from Foxtel’s reassessment of the useful lives of cable and satellite installations and lower tax expense.

	For the three months ended March 31,				For the nine months ended March 31,
	2016	2015	Change	% Change	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Foxtel(a)	$4	$8	$(4)	(50)%	$26	$48	$(22)	(46)%
Other equity affiliates, net	(2)	(1)	(1)	(100)%	(1)	—	(1)	**

Total Equity earnings of affiliates	$2	$7	$(5)	(71)%	$25	$48	$(23)	(48)%

**	not meaningful

(a)

In accordance with ASC 350, the Company amortized $12 million and $37 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and nine months ended March 31, 2016, respectively, as compared to $14 million and $44 million in the three and nine months ended March 31, 2015, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

Interest, net—Interest, net decreased $1 million and $8 million for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to the impact of foreign currency fluctuations.

Other, net

	For the three months ended March 31,		For the nine months ended March 31,
(in millions)	2016	2015	2016	2015
Gain on iProperty transaction(a)	$29	$—	$29	$—
Gain on sale of marketable securities(b)	—	—	—	29
Dividends received from cost method investments	—	—	—	20
Gain on sale of cost method investment	—	14	—	14
Other, net	4	(2)	3	7

Total Other, net	$33	$12	$32	$70

(a)

The Company recorded a $29 million gain resulting from the revaluation of REA Group’s previously held equity interest in iProperty. (See Note 2—Acquisitions, Disposals and Other Transactions in the accompanying Unaudited Consolidated Financial Statements).

(b)

In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive income and included in Other, net in the Statement of Operations.

Income tax benefit (expense)—For the three months ended March 31, 2016 the Company recorded a tax benefit of $98 million on a pre-tax loss of $226 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the $29 million non-taxable gain resulting from the revaluation of REA Group’s previously held equity interest in iProperty (See Note 2—Acquisitions, Disposals and Other Transactions), as well as a tax benefit of $107 million in connection with the settlement of certain litigation and related claims at the NAM Group (See Note 10—Commitments and Contingencies).

For the nine months ended March 31, 2016 the Company recorded a tax benefit of $140 million on a pre-tax loss of $19 million resulting in an effective tax rate that was higher than the U.S. statutory tax. In addition to the third quarter impacts discussed above, the higher tax rate was primarily due to a tax benefit of approximately $106 million related to the release of previously established valuation allowances related to certain U.S. federal net operating losses and state deferred tax assets. This benefit was recognized in conjunction with management’s plan to dispose of the Company’s digital education business in the first quarter of fiscal 2016, as the Company now expects to generate sufficient U.S. taxable income to utilize these deferred tax assets prior to expiration.

The Company’s effective income tax rate for the three and nine months ended March 31, 2015 was lower than the U.S. statutory tax rate, primarily due to the impact from foreign operations which are subject to lower tax rates, partially offset by the impact of nondeductible items and changes in our accrued liabilities for uncertain tax positions.

(Loss) income from discontinued operations, net of tax—For the three months ended March 31, 2016, the Company recorded a loss from discontinued operations, net of tax, of $2 million as compared to a loss of $22 million in the corresponding period of fiscal 2015 reflecting the continued operations of the Digital Education segment subsequent to the sale of Amplify Insight and Amplify Learning. For the nine months ended March 31, 2016, the Company recorded income from discontinued operations, net of tax, of $20 million, as compared to a loss of $62 million in the corresponding period of fiscal 2015. The change was primarily due to the impact of a $144 million tax benefit recognized upon reclassification of the Digital Education segment to discontinued operations, a tax benefit of $30 million related to the current year operations and lower operating losses as a result of the sale of Amplify Insight and Amplify Learning, which more than offset the pre-tax non-cash impairment charge recognized in the first quarter of fiscal 2016 of $76 million and $17 million in severance and lease termination charges recognized in the second quarter of fiscal 2016. (See Note 3—Discontinued Operations in the accompanying Unaudited Consolidated Financial Statements).

Net (loss) income—Net (loss) income decreased $164 million for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015 primarily due to one-time costs of approximately $280 million recognized in connection with the settlement of certain litigation and related claims at News America Marketing.

Net income for the nine months ended March 31, 2016 decreased $144 million as compared to the corresponding period of fiscal 2015, primarily due to one-time costs of approximately $280 million recognized in connection with the settlement of certain litigation and related claims at News America Marketing, lower contribution from Other, net and lower equity earnings from Foxtel, partially offset by the tax benefit and income from discontinued operations discussed above.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $8 million and decreased by $2 million for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015 due to higher results at REA Group, partially offset by the negative impact of foreign currency fluctuations.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses, selling, general and administrative expenses and the NAM Group settlement charge. Segment EBITDA does not include: Depreciation and amortization, impairment and restructuring charges, equity earnings of affiliates, interest, net, other, net, income tax benefit (expense) and net income attributable to noncontrolling interests. Management believes that Segment EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources within the Company’s businesses. Segment EBITDA provides management, investors and equity analysts with a measure to analyze the operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net (loss) income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The following table reconciles Total Segment EBITDA to (Loss) income from continuing operations.

	For the three months ended March 31,					For the nine months ended March 31,
	2016	2015	Change	% Change		2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)					Better/(Worse)
Revenues	$1,891	$2,041	$(150)	(7)%		$6,066	$6,407	$(341)	(5)%
Operating expenses	(1,084)	(1,204)	120	10%		(3,476)	(3,737)	261	7%
Selling, general and administrative	(649)	(653)	4	1%		(1,987)	(1,940)	(47)	(2)%
NAM Group settlement charge	(280)	—	(280)	*	*	(280)	—	(280)	* *

Total Segment EBITDA	(122)	184	(306)	*	*	323	730	(407)	(56)%
Depreciation and amortization	(126)	(124)	(2)	(2)%		(370)	(375)	5	1%
Restructuring charges	(24)	(10)	(14)	*	*	(63)	(31)	(32)	* *
Equity earnings of affiliates	2	7	(5)	(71)%		25	48	(23)	(48)%
Interest, net	11	12	(1)	(8)%		34	42	(8)	(19)%
Other, net	33	12	21	*	*	32	70	(38)	(54)%

(Loss) income from continuing operations before income tax benefit (expense)	(226)	81	(307)	*	*	(19)	484	(503)	* *
Income tax benefit (expense)	98	(25)	123	*	*	140	(137)	277	* *

(Loss) income from continuing operations	$(128)	$56	$(184)	*	*	$121	$347	$(226)	(65)%

**	not meaningful

	For the three months ended March 31,
	2016		2015
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
(in millions)
News and Information Services	$1,231	$(187)	$1,353	$113
Book Publishing	358	36	402	56
Digital Real Estate Services	194	39	170	42
Cable Network Programming	107	34	116	27
Other	1	(44)	—	(54)

Total	$1,891	$(122)	$2,041	$184

	For the nine months ended March 31,
	2016		2015
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
(in millions)
News and Information Services	$3,921	$54	$4,327	$434
Book Publishing	1,213	135	1,277	188
Digital Real Estate Services	593	169	436	156
Cable Network Programming	337	101	367	113
Other	2	(136)	—	(161)

Total	$6,066	$323	$6,407	$730

News and Information Services (65% and 67% of the Company’s consolidated revenues in the nine months ended March 31, 2016 and 2015, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2016	2015	Change	% Change	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$624	$731	$(107)	(15)%	$2,074	$2,391	$(317)	(13)%
Circulation and Subscription	507	527	(20)	(4)%	1,546	1,626	(80)	(5)%
Other	100	95	5	5%	301	310	(9)	(3)%

Total Revenues	1,231	1,353	(122)	(9)%	3,921	4,327	(406)	(9)%
Operating expenses	(739)	(837)	98	12%	(2,333)	(2,624)	291	11%
Selling, general and administrative	(399)	(403)	4	1%	(1,254)	(1,269)	15	1%
NAM Group settlement charge	(280)	—	(280)	* *	(280)	—	(280)	* *

Segment EBITDA	$(187)	$113	$(300)	* *	$54	$434	$(380)	(88)%

Revenues at the News and Information Services segment decreased $122 million, or 9%, for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The revenue decrease was primarily due to lower advertising revenues of $107 million as compared to the corresponding period of fiscal 2015, primarily resulting from lower free-standing insert product revenues at News America Marketing, weakness in the print advertising market and $23 million from the negative impact of foreign currency fluctuations. Circulation and subscription revenues for the three months ended March 31, 2016 decreased $20 million as compared to the corresponding period of fiscal 2015 as a result of $19 million from the negative impact of foreign currency fluctuations. These decreases were partially offset by an increase in other revenues of $5 million, primarily due to the acquisition of Unruly, which contributed $11 million in the three months ended March 31, 2016, partially offset by lower other revenues at the U.K. newspapers and the negative impact of foreign currency fluctuations.

Segment EBITDA at the News and Information Services segment decreased $300 million for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The decrease was primarily due to one-time costs of approximately $280 million recognized in connection with the settlement of certain litigation and related claims and lower revenues at News America Marketing. The decrease was partially offset by increases at Dow Jones and the Australian newspapers resulting from the impact of lower newsprint, production and distribution costs, lower brand marketing spend and cost savings initiatives.

Revenues at the News and Information Services segment decreased $406 million, or 9%, for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The revenue decrease was primarily due to lower advertising revenues of $317 million as compared to the corresponding period of fiscal 2015, primarily resulting from the negative impact of foreign currency fluctuations, weakness in the print advertising market and lower free-standing insert product revenues at News America Marketing. Circulation and subscription revenues for the nine months ended March 31, 2016 decreased $80 million as compared to the corresponding period of fiscal 2015 due to the negative impact of foreign currency fluctuations, which more than offset higher paid circulation and subscription revenues at Dow Jones and the Australian newspapers from price increases and digital subscriber growth. Other revenues for the nine months ended March 31, 2016 decreased $9 million, primarily due to lower other revenues at the U.K. newspapers and the negative impact of foreign currency fluctuations, which more than offset the $29 million contribution from Unruly.

Segment EBITDA at the News and Information Services segment decreased $380 million, or 88%, for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The decrease was primarily due to one-time costs of approximately $280 million recognized in connection with the settlement of certain litigation and related claims and lower free-standing insert product revenues at News America Marketing and a decrease of $39 million at the Australian newspapers, primarily resulting from the negative impact of foreign currency fluctuations and lower advertising revenues, which more than offset the impact of lower newsprint, production and distribution costs. Segment EBITDA was also impacted by a decrease at the U.K. newspapers of $27 million, primarily due to lower revenues and higher promotion and marketing costs.

News Corp Australia

Revenues at the Australian newspapers for the three months ended March 31, 2016 decreased 12% compared to the corresponding period of fiscal 2015, with the impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulting in a revenue decrease of $28 million, or 8%. Advertising revenues decreased $32 million, primarily as a result of the negative impact of foreign currency fluctuations and weakness in the print advertising market in Australia. Circulation and subscription revenues decreased $10 million due to the negative impact of foreign currency fluctuations, as price increases and digital subscriber growth largely offset print volume declines.

Revenues at the Australian newspapers for the nine months ended March 31, 2016 decreased 20% compared to the corresponding period of fiscal 2015, with the impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulting in a revenue decrease of $179 million, or 15%. Advertising revenues declined $189 million, primarily as a result of the negative impact of foreign currency fluctuations and weakness in the print advertising market in Australia. Circulation and subscription revenues declined $47 million due to the negative impact of foreign currency fluctuations, as price increases and digital subscriber growth more than offset volume declines.

News UK

For the three months ended March 31, 2016, revenues at the U.K. newspapers decreased 13% as compared to the corresponding period of fiscal 2015. Advertising revenues decreased $22 million, primarily due to print market declines and the negative impact of foreign currency fluctuations. Circulation and subscription revenues decreased $16 million, primarily due to the change in the digital strategy at The Sun, single-copy volume declines and the negative impact of foreign currency fluctuations. These decreases were partially offset by cover price increases at The Sun. Other revenues decreased $6 million due to a reduction in newsprint sales to third parties. The impact of the revenue decrease was offset in large part by lower operating expenses. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $17 million, or 5%, for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.

For the nine months ended March 31, 2016, revenues at the U.K newspapers decreased 11% as compared to the corresponding period of fiscal 2015. Advertising revenues decreased $49 million, primarily due to the negative impact of foreign currency fluctuations and print market declines. Circulation and subscription revenues decreased $42 million, primarily due to the negative impact of foreign currency fluctuations, single-copy volume declines, primarily at The Sun, as well as the change in the digital strategy at The Sun. These decreases were partially offset by cover price increases at The Sun and higher subscriptions at The Times and The Sunday Times. Other revenues decreased $32 million due to a reduction in newsprint sales to third parties. The impact of this revenue decrease was offset in large part by lower operating expenses. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $58 million, or 5%, for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.

Dow Jones

Revenues at Dow Jones decreased slightly for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. Advertising revenues decreased $5 million, as weakness in the print advertising market was partially offset by higher digital advertising revenues. Circulation and subscription revenues increased as a result of growth in circulation revenues at The Wall Street Journal, primarily due to price increases and digital volume growth, as revenues at the professional information business were stable. This increase was partially offset by the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $1 million for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.

Revenues at Dow Jones decreased modestly for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. Advertising revenues decreased $15 million, as lower print advertising was partially offset by higher digital advertising revenues. This decrease was partially offset by higher circulation and subscription revenues, primarily due to price increases and digital volume growth at The Wall Street Journal and modest growth in subscription revenues in the professional information business, partially offset by the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $10 million, or 1%, for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.

News America Marketing

Revenues at News America Marketing decreased 17% and 9% for the three and nine months ended March 31, 2016, respectively, as compared to the corresponding periods of fiscal 2015, primarily due to decreased revenues for free-standing insert products of $50 million and $75 million, respectively.

Book Publishing (20% of the Company’s consolidated revenues in the nine months ended March 31, 2016 and 2015)

	For the three months ended March 31,				For the nine months ended March 31,
	2016	2015	Change	% Change	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$343	$385	$(42)	(11)%	$1,164	$1,223	$(59)	(5)%
Other	15	17	(2)	(12)%	49	54	(5)	(9)%

Total Revenues	358	402	(44)	(11)%	1,213	1,277	(64)	(5)%
Operating expenses	(251)	(260)	9	3%	(848)	(837)	(11)	(1)%
Selling, general and administrative	(71)	(86)	15	17%	(230)	(252)	22	9%

Segment EBITDA	$36	$56	$(20)	(36)%	$135	$188	$(53)	(28)%

Revenues at the Book Publishing segment decreased $44 million, or 11%, for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The decrease was primarily the result of $29 million in higher sales of American Sniper by Chris Kyle and the Divergent series by Veronica Roth in the prior year, an industry-wide decline in e-book sales and the negative impact of foreign currency fluctuations.

The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $6 million, or 2%, for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. Digital sales, which consist of revenues generated through the sale of e-books and digital audio books, represented 21% of Consumer revenues during the three months ended March 31, 2016. Digital sales decreased 23% as compared to the corresponding period of fiscal 2015 due to an industry-wide decline in e-book sales and the lower contribution from American Sniper and the Divergent series.

Segment EBITDA at the Book Publishing segment decreased $20 million, or 36%, for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The decrease was primarily due to lower contribution from American Sniper and the Divergent series and an industry-wide decline in e-book sales partially offset by cost saving initiatives.

Revenues at the Book Publishing segment decreased $64 million, or 5%, for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The decrease was primarily the result of $64 million in higher sales of the Divergent series by Veronica Roth and American Sniper by Chris Kyle in the prior year, an industry-wide decline in e-book sales and the negative impact of foreign currency fluctuations. These decreases were partially offset by higher print book sales, primarily related to sales of Go Set a Watchman by Harper Lee of $40 million and $23 million related to the acquisition of Harlequin in August 2014. The Company sold two million net units of the Divergent series in the nine months ended March 31, 2016 as compared to 7.5 million net units in the corresponding period of fiscal 2015. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $33 million, or 3%, for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. Digital sales represented 19% of Consumer revenues during the nine months ended March 31, 2016. Digital sales decreased 18% as compared to the corresponding period of fiscal 2015 due to an industry-wide decline in e-book sales and the lower contribution from the Divergent series. During the nine months ended March 31, 2016, HarperCollins had 170 titles on The New York Times Bestseller List, with 22 titles reaching the number one position.

Segment EBITDA at the Book Publishing segment decreased $53 million, or 28%, for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The decrease was primarily due to the industry-wide decline in e-book sales and lower contribution from the Divergent series and American Sniper, partially offset by cost saving initiatives and the contribution of Go Set a Watchman by Harper Lee.

Digital Real Estate Services (10% and 7% of the Company’s consolidated revenues in the nine months ended March 31, 2016 and 2015, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2016	2015	Change	% Change	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$177	$156	$21	13%	$545	$415	$130	31%
Circulation and Subscription	16	14	2	14%	47	21	26	**
Other	1	—	1	**	1	—	1	**

Total Revenues	194	170	24	14%	593	436	157	36%
Operating expenses	(25)	(23)	(2)	(9)%	(72)	(33)	(39)	**
Selling, general and administrative	(130)	(105)	(25)	(24)%	(352)	(247)	(105)	(43)%

Segment EBITDA	$39	$42	$(3)	(7)%	$169	$156	$13	8%

**	not meaningful

Revenues at the Digital Real Estate Services segment increased $24 million, or 14%, for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. Revenues at Move increased 20%

primarily due to an $11 million increase in ConnectionSM for Co-brokerage product revenues and to a lesser extent, non-listing media revenues. At REA Group, revenues increased 9% from greater residential listing depth product penetration, partially offset by an 11% negative impact of foreign currency fluctuations and the timing of the Easter holiday. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $10 million, or 6%, for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.

Segment EBITDA at the Digital Real Estate Services segment decreased $3 million, or 7%, for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The decrease was primarily due to increased legal costs at Move of $11 million, $7 million in one-time transaction costs related to the acquisition of iProperty and the negative impact of foreign currency fluctuations which more than offset the higher revenues at REA Group and Move. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA decrease of $5 million, or 12%, for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.

Revenues at the Digital Real Estate Services segment increased $157 million, or 36%, for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015, due to the acquisition of Move in November 2014, which contributed $152 million. At REA Group, higher revenues from greater residential listing depth product penetration and higher developer and display advertising revenues were largely offset by the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $61 million, or 14%, for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.

Segment EBITDA at the Digital Real Estate Services segment increased $13 million, or 8%, for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. This was due to an increase at Move resulting from the absence of one-time transaction costs of $19 million which did not recur in the current year period and higher revenues, partially offset by increased legal costs of $20 million. Segment EBITDA was also impacted by higher revenues at REA Group which were partially offset by the negative impact of currency fluctuations. These increases were partially offset by $7 million in one-time transaction costs related to the acquisition of iProperty. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA decrease of $35 million, or 23%, for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.

Cable Network Programming (5% and 6% of the Company’s consolidated revenues in the nine months ended March 31, 2016 and 2015, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2016	2015	Change	% Change	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$14	$17	$(3)	(18)%	$52	$56	$(4)	(7)%
Circulation and Subscription	92	97	(5)	(5)%	282	307	(25)	(8)%
Other	1	2	(1)	(50)%	3	4	(1)	(25)%

Total Revenues	107	116	(9)	(8)%	337	367	(30)	(8)%
Operating expenses	(68)	(82)	14	17%	(220)	(237)	17	7%
Selling, general and administrative	(5)	(7)	2	29%	(16)	(17)	1	6%

Segment EBITDA	$34	$27	$7	26%	$101	$113	$(12)	(11)%

For the three months ended March 31, 2016, revenues at the Cable Network Programming segment decreased $9 million, or 8%, and Segment EBITDA increased $7 million, or 26%, as compared to the corresponding period of fiscal 2015. The revenue decrease was due to the negative impact of foreign currency fluctuations, which more than offset higher affiliate revenues. The increase in Segment EBITDA was primarily the result of the absence of costs associated with the Cricket World Cup and Asian Cup which occurred during fiscal 2015, partially offset by higher production costs for other sports programming. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $9 million, or 8%, and a Segment EBITDA decrease of $2 million, or 7%, for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.

For the nine months ended March 31, 2016, revenues and Segment EBITDA at the Cable Network Programming segment decreased $30 million, or 8%, and $12 million, or 11%, respectively, as compared to the corresponding period of fiscal 2015. The revenue decrease was primarily due to the unfavorable impact of foreign currency fluctuations, which more than offset higher affiliate and advertising revenues. The decrease in Segment EBITDA was primarily the result of higher programming rights and production costs related to the Rugby World Cup, higher production costs for other sports programming and the negative impact of foreign currency fluctuations, partially offset by the absence of costs associated with the Cricket World Cup and Asian Cup which occurred during fiscal 2015 and the higher affiliate and advertising revenues noted above. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $55 million, or 15%, and a Segment EBITDA decrease of $12 million, or 11%, for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015.

Other (0% of the Company’s consolidated revenues in the nine months ended March 31, 2016 and 2015)

	For the three months ended March 31,				For the nine months ended March 31,
	2016	2015	Change	% Change	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	1	—	1	**	2	—	2	**
Operating expenses	(1)	(2)	1	50%	(3)	(6)	3	50%
Selling, general and administrative	(44)	(52)	8	15%	(135)	(155)	20	13%

Segment EBITDA	$(44)	$(54)	$10	19%	$(136)	$(161)	$25	16%

**	not meaningful

Segment EBITDA at the Other segment increased $10 million, or 19%, for the three months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. Segment EBITDA increased primarily due to lower costs associated with the U.K. Newspaper Matters. The net expense related to the U.K. Newspaper Matters included in Selling, general and administrative expenses was $3 million for the three months ended March 31, 2016 as compared to $15 million in the corresponding period of fiscal 2015.

Segment EBITDA at the Other segment increased $25 million, or 16%, for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. Segment EBITDA increased primarily due to lower costs associated with the U.K. Newspaper Matters. The net expense related to the U.K. Newspaper Matters included in Selling, general and administrative expenses was $15 million for the nine months ended March 31, 2016 as compared to $42 million in the corresponding period of fiscal 2015.

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

As of March 31, 2016, the Company’s consolidated assets included $758 million in cash and cash equivalents that was held by its foreign subsidiaries. $76 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these funds. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange control and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

Issuer Purchases of Equity Securities

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. Through April 29, 2016, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of April 29, 2016 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In February 2016, the Board of Directors declared a semi-annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock. This dividend was paid on April 13, 2016 to stockholders of record at the close of business on March 9, 2016.

In August 2015, the Board of Directors declared a semi-annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock. This dividend was paid on October 21, 2015 to stockholders of record at the close of business on September 16, 2015.

Sources and Uses of Cash—For the nine months ended March 31, 2016 versus the nine months ended March 31, 2015

Net cash provided by operating activities for the nine months ended March 31, 2016 and 2015 was as follows (in millions):

For the nine months ended March 31,	2016	2015
Net cash provided by operating activities from continuing operations	$589	$826

Net cash provided by operating activities decreased $237 million for the nine months ended March 31, 2016 as compared to the corresponding period of fiscal 2015. The decrease was primarily due to lower Total Segment EBITDA, higher restructuring payments of $43 million, lower dividends received of $38 million, including the absence of dividends received from cost method investments of $20 million during the nine months ended March 31, 2015, as well as payments related to the NAM Group settlement charge of approximately $20 million during the nine months ended March 31, 2016.

Net cash used in investing activities for the nine months ended March 31, 2016 and 2015 was as follows (in millions):

For the nine months ended March 31,	2016	2015
Net cash used in investing activities from continuing operations	$(703)	$(1,513)

The Company had net cash used in investing activities of $703 million for the nine months ended March 31, 2016 as compared to net cash used in investing activities of $1,513 million for the corresponding period of fiscal 2015. During the nine months ended March 31, 2016, the Company used $486 million of cash for acquisitions, primarily for the acquisition of iProperty, Unruly, DIAKRIT and Checkout 51. The Company also had capital expenditures of $180 million. The Company expects its capital expenditures for the year ending June 30, 2016 to be $240 million to $260 million.

During the nine months ended March 31, 2015, the Company used $1,188 million of cash for acquisitions, primarily the acquisitions of Move and Harlequin, and used $257 million of cash for investments, primarily consisting of approximately $100 million for its investment in iProperty and approximately $60 million for its investment in SeekAsia. The Company also had capital expenditures of $218 million which included $49 million related to the relocation of the Company’s U.K. operations to a new site in London. The net cash used in investing activities for the nine months ended March 31, 2015 was partially offset by proceeds from dispositions of $134 million, primarily resulting from the sale of marketable securities.

Net cash provided by (used in) financing activities for the nine months ended March 31, 2016 and 2015 was as follows (in millions):

For the nine months ended March 31,	2016	2015
Net cash provided by (used in) financing activities from continuing operations	$204	$(160)

The Company had net cash provided by financing activities of $204 million for the nine months ended March 31, 2016 as compared to net cash used in financing activities of $160 million for the corresponding period of fiscal 2015. During the nine months ended March 31, 2016, the Company had proceeds from borrowings under an unsecured syndicated revolving loan facility of approximately $340 million at REA Group. The net cash provided by financing activities for the nine months ended March 31, 2016 was partially offset by dividend payments of $58 million to News Corporation stockholders and repurchases of News Corporation shares for $41 million.

The net cash used in financing activities for the nine months ended March 31, 2015 was primarily the result of the repayment of debt assumed in the acquisition of Move of approximately $129 million.

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

The following table presents a reconciliation of net cash provided by continuing operating activities to free cash flow available to News Corporation:

	For the nine months ended March 31,
	2016	2015
	(in millions)
Net cash provided by continuing operating activities	$589	$826
Less: Capital expenditures	(180)	(218)

	409	608
Less: REA Group free cash flow	(92)	(88)
Plus: Cash dividends received from REA Group	45	45

Free cash flow available to News Corporation	$362	$565

Free cash flow available to News Corporation decreased $203 million in the nine months ended March 31, 2016 to $362 million from $565 million in the corresponding period of fiscal 2015, primarily due to lower cash provided by operating activities as discussed above, partially offset by lower capital expenditures due to the absence of costs associated with the relocation of the Company’s operations to a new site in London in fiscal 2015.

The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a decrease of free cash flow available to News Corporation of approximately $40 million, or 7% for the nine months ended March 31, 2016.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries taken as a whole. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of March 31, 2016, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of March 31, 2016, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

REA Group Unsecured Revolving Loan Facility

REA Group entered into a A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty (the “REA Facility”). The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which become due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of March 31, 2016, REA Group was paying a margin of between 1.00% and 1.20%. REA Group paid approximately $1 million in interest for the three and nine months ended March 31, 2016 at a weighted average interest rate of 3.3%. The REA Facility requires REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of March 31, 2016, REA Group was in compliance with all of the applicable debt covenants.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. Except as noted below, the Company’s commitments as of March 31, 2016 have not changed significantly from the disclosures included in the 2015 Form 10-K.

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

Contingencies

As disclosed in the Financial Statements, civil claims have been brought against the Company with respect to the U.K. Newspaper Matters. The Company has admitted liability in many civil cases and has settled a number of cases. The Company has also settled a number of claims through a private compensation scheme established by the Company under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

In connection with the Company’s separation of its businesses (the “Separation”) from 21st Century Fox on June 28, 2013 (the “Distribution Date”), the Company and 21st Century Fox agreed in the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that 21st Century Fox will indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the previously concluded criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis.

As of March 31, 2016, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $108 million, of which approximately $59 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Other current assets on the Balance Sheet as of March 31, 2016. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters. The Company is not able to predict the ultimate outcome or cost of the civil claims. It is possible that these proceedings and any adverse resolution thereof could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, it is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its financial condition, future results of operations or liquidity. As subsidiaries of 21st Century Fox prior to the Separation, the Company and each of its domestic subsidiaries have joint and several liability with 21st Century Fox for the consolidated U.S. federal income taxes of the 21st Century Fox consolidated group relating to any taxable periods during which the Company or any of the Company’s domestic subsidiaries are or were a member of the 21st Century Fox consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21st Century Fox consolidated group. In conjunction with the Separation, the Company entered into the Tax Sharing and Indemnification Agreement with 21st Century Fox (the “Tax Sharing and Indemnification Agreement”), which requires 21st Century Fox to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the Internal Revenue Service (“IRS”) or other taxing authorities in amounts that the Company cannot quantify.

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

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $182 million as of March 31, 2016. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income of approximately $18 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of March 31, 2016 or June 30, 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2016 and June 30, 2015, the Company did not anticipate nonperformance by any of the counterparties.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, civil claims have been brought against the Company with respect to, among other things, voicemail interception and inappropriate payments to public officials at the Company’s former publication, The News of the World, and at The Sun, and related matters (the “U.K. Newspaper Matters”). The Company has admitted liability in many civil cases and has settled a number of cases. The Company has also settled a number of claims through a private compensation scheme established by the Company under which parties could pursue claims against it. While additional civil lawsuits may be filed, no additional civil claims may be brought under the compensation scheme after April 8, 2013.

In connection with the Separation, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox will indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the previously concluded criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis.

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $9 million and $24 million for the three months ended March 31, 2016 and 2015, respectively, and approximately $32 million and $75 million for the nine months ended March 31, 2016 and 2015, respectively. With respect to the fees and costs incurred during the three months ended March 31, 2016 and 2015, the Company has been or will be indemnified by 21st Century Fox for $6 million, net of tax, and $9 million, net of tax, respectively, pursuant to the indemnification arrangements described above. With respect to the fees and costs incurred during the nine months ended March 31, 2016 and 2015, the Company has been or will be indemnified by 21st Century Fox for $17 million, net of tax, and $33 million, net of tax, respectively, pursuant to the indemnification arrangements described above.

As of March 31, 2016, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $108 million, of which approximately $59 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Other current assets on the Balance Sheet as of March 31, 2016. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters. The Company is not able to predict the ultimate outcome or cost of the civil claims. It is possible that these proceedings and any adverse resolution thereof could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

News America Marketing

In-Store Marketing and FSI Purchasers

On April 8, 2014, in connection with a pending action in the U.S. District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC and BEF Foods, Inc. (collectively, the “Named Plaintiffs”) alleged various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”), and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the

“NAM Group”), the Named Plaintiffs filed a fourth amended complaint on consent of the parties. The fourth amended complaint asserted federal and state antitrust claims both individually and on behalf of two putative classes in connection with the purchase of in-store marketing services and free-standing insert coupons. The complaint sought treble damages, injunctive relief and attorneys’ fees.

On August 11, 2014, the Named Plaintiffs filed a motion seeking certification of a class of all persons residing in the United States who purchased in-store marketing services on or after April 5, 2008 and did not purchase those services pursuant to contracts with mandatory arbitration clauses. On June 18, 2015, the District Court granted the Named Plaintiffs’ motion, although it subsequently amended the start date of the claim period to April 26, 2009.

On September 10, 2015, the District Court granted a stipulation dismissing with prejudice the Named Plaintiffs’ claims relating to free-standing insert coupons. Trial began on February 29, 2016, and on such date, the parties agreed to settle the litigation. Under the terms of the settlement, which remains subject to District Court approval, the NAM Group agreed, among other things, to pay the plaintiffs and their attorneys approximately $250 million, and the parties agreed to dismiss the litigation with prejudice. The District Court has scheduled a preliminary settlement approval hearing for June 1, 2016. The NAM Group has also settled related claims for approximately $30 million. The Company recorded $280 million for the three and nine months ended March 31, 2016 in NAM Group settlement charge in the Unaudited Consolidated Statements of Operations.

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) initiated legal proceedings against certain of the Company’s subsidiaries alleging violations of various antitrust laws. These proceedings are described in further detail below.

•

Valassis previously initiated an action against NAI, NAM FSI and NAM In-Store Services (collectively, the “NAM Parties”), captioned Valassis Communications, Inc. v. News America Incorporated, et al., No. 2:06-cv-10240 (E.D. Mich.) (“Valassis I”), alleging violations of federal antitrust laws, which was settled in February 2010. On November 8, 2013, Valassis filed a motion for expedited discovery in the previously settled case based on its belief that defendants had engaged in activities prohibited under an order issued by the U.S. District Court for the Eastern District of Michigan in connection with the parties’ settlement.

On February 4, 2014, the magistrate judge granted Valassis’s motion for expedited discovery. The NAM Parties objected to the magistrate judge’s ruling before the District Court and filed a motion to enforce the parties’ settlement agreement that sought an order that certain of Valassis’s claims, if they are allowed to proceed, must be considered by a panel of antitrust experts (the “Antitrust Expert Panel”). On May 20, 2014, the District Court overruled the NAM Parties’ objections to the magistrate judge’s ruling and terminated the motion to enforce the parties’ settlement agreement as the issues raised in the motion would be addressed in connection with the NAM Group’s motion to dismiss Valassis’s newly filed complaint in Valassis II, described below.

On October 7, 2014, the NAM Parties filed a motion for an order requiring Valassis to show cause why its allegations that the NAM Parties engaged in unlawful bundling and tying of in-store marketing services and free-standing insert coupons should not be referred to the Antitrust Expert Panel for resolution pursuant to the parties’ settlement. On November 19, 2014, the magistrate judge denied the NAM Parties’ motion for an order to show cause. The NAM Parties objected to the magistrate judge’s order, and Valassis opposed those objections. On January 20, 2015, the NAM Parties filed a motion for expedited discovery in the previously settled case, which was granted by the magistrate judge on April 14, 2015.

On February 3, 2015, Valassis filed a Notice of Violation of an order issued by the District Court in the previously settled case. The Notice contains allegations that are substantially similar to the allegations

Valassis made in the new complaint, described below, and seeks treble damages, injunctive relief and attorneys’ fees. The Notice also re-asserts claims of unlawful bundling and tying which the magistrate judge had previously recommended be dismissed from Valassis II on the grounds that such claims could only be brought before the Antitrust Expert Panel. On March 2, 2015, the NAM Parties filed a motion to refer the Notice to the Antitrust Expert Panel or, in the alternative, strike the Notice. The District Court granted the NAM Parties’ motion in part on March 30, 2016 and ordered that the Notice be referred to the Antitrust Expert Panel. The District Court further ordered that the case be administratively closed and that it may be re-opened following proceedings before the Antitrust Expert Panel.

•

On November 8, 2013, Valassis also filed a new complaint in the U.S. District Court for the Eastern District of Michigan against the NAM Group alleging violations of federal and state antitrust laws and common law business torts (“Valassis II”). The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the newly filed complaint.

The District Court referred the NAM Group’s motion to dismiss to the magistrate judge for determination, and on July 16, 2014, the magistrate judge recommended that the District Court grant the NAM Group’s motion in part with respect to certain claims regarding alleged bundling and tying conduct and stay the remainder of the action. On March 30, 2016, the District Court adopted in part the magistrate judge’s recommendation. The District Court ordered that Valassis’s bundling and tying claims be dismissed without prejudice to Valassis’s rights to pursue relief for those claims in Valassis I. The District Court sustained Valassis’s objection to the stay of Valassis II, but further ordered that all remaining claims in the NAM Group’s motion to dismiss be referred to the Antitrust Expert Panel. The District Court further ordered that the case be administratively closed and that it may be re-opened following proceedings before the Antitrust Expert Panel.

The Court has scheduled a status conference for May 17, 2016 to discuss the referral to the Antitrust Expert Panel in both Valassis I and Valassis II. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously in both actions.

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

From July 1, 2010 through March 31, 2016, the Company incurred aggregate fees, costs and expenses related to the U.K. Newspaper Matters (inclusive of both civil and criminal matters) of $535 million, net of costs that have been or will be indemnified by 21st Century Fox, which includes $40 million paid to claimants for civil settlements. As of March 31, 2016, the Company accrued $108 million, representing its best estimate of the liability for the claims that have been filed, including liabilities associated with employment taxes, as well as incurred but unpaid legal and professional fees. Certain liabilities recorded by the Company as of March 31, 2016 related to matters that will be indemnified by 21st Century Fox as described above. Amounts due from 21st Century Fox relating to indemnified costs were approximately $59 million as of March 31, 2016.

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

In addition, the Company’s newspaper businesses in the U.K. are subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by Prime Minister David Cameron in mid-2011. The inquiry was triggered by allegations of illegal voicemail interception at the Company’s former publication, The News of the World. Lord Justice Leveson, Chairman of the Inquiry, concluded the first part of the inquiry and published a report in late November 2012 containing various recommendations for greater regulation and oversight of the U.K. press. The U.K. Government subsequently published a Royal Charter on Self-Regulation of the Press which established a Recognition Panel responsible for approving and monitoring a new press self-regulatory body. No such regulator has yet been approved by the Recognition Panel, although it is currently considering an application by a newly-formed independent body, IMPRESS. In the meantime, a majority of the U.K. press has established an alternative regulator, the Independent Press Standards Organisation, or IPSO, which began operating in September 2014. IPSO, which has indicated that it does not intend to seek approval by the Recognition Panel, has powers to impose burdens on the print media in the U.K., including the Company’s U.K.-based newspaper businesses. These powers, which include the ability to impose fines for breaches of up to £1 million IPSO’s Editor’s Code of Practice, may result in competitive disadvantages versus other forms of media and may increase the costs of compliance.

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

Adverse Results from Litigation or Other Proceedings Could Impact the Company’s Business Practices and Operating Results.

From time to time, the Company is party to litigation, as well as to regulatory and other proceedings with governmental authorities and administrative agencies. For example, certain competitors and customers of the Company’s NAM business have filed lawsuits against NAM alleging antitrust violations and seeking treble damages, injunctive relief and attorneys’ fees. On February 29, 2016, the parties in the action brought by customers of the NAM business agreed, subject to District Court approval, that the Company would pay the plaintiffs and their attorneys approximately $250 million and the litigation would be dismissed with prejudice. The Company also settled related claims for approximately $30 million.

The outcome of litigation or other proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages, injunctive relief or settlement costs that could adversely affect the Company’s results of operations or financial condition as well as the Company’s ability to conduct its business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel, and other factors. See Part II, “Item 1. Legal Proceedings” and Note 10 to the Financial Statements for more information.

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control.

Newsprint is one of the largest expenses of the Company’s newspaper publishing units. During the three months ended March 31, 2016, the Company’s average cost per ton of newsprint was approximately 16% lower than its historical average annual cost per ton over the past five fiscal years on a constant currency basis. The price of newsprint has historically been volatile and the consolidation of newsprint mills over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Failure to maintain the Company’s current consumption levels, further supplier consolidation or the inability to maintain the Company’s existing relationships with its newsprint suppliers could adversely impact newsprint prices in the future.

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

In addition, in connection with the Separation, the Company’s Board of Directors adopted a stockholder rights agreement, which it extended in June 2014 and again in June 2015. Pursuant to the second amended and restated stockholder rights agreement, each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its Class A Common Stock and Class B Common Stock in the event that a person or group acquires beneficial ownership of 15% or more of the then-outstanding Class B Common Stock without approval of the Company’s Board of Directors, subject to exceptions for persons beneficially owning 15% or more of the Company’s Class B Common Stock immediately following the Separation. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. The rights expire on June 18, 2018, except as otherwise provided in the rights agreement. Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of April 29, 2016, K. Rupert Murdoch may

be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of April 29, 2016. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of April 29, 2016. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the second amended and restated stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors has authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. Through April 29, 2016, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of April 29, 2016 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors, and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

The following table is a summary of the Company’s purchases of its Class A Common Stock during the three months ended March 31, 2016.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Cost of Purchase
	(in thousands, except per share amounts)
Q3 Fiscal 2016 repurchases:
January	958	$12.30	$11,788
February	964	11.42	11,007

Total Q3 Fiscal 2016	1,922	$11.86	$22,795

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits.

10.1	Amended and Restated Employment Agreement, dated March 9, 2016, among News Corporation, NC Transaction, Inc. and Robert Thomson. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on March 9, 2016.)

10.2	Amended and Restated Employment Agreement, dated March 9, 2016, among News Corporation, NC Transaction, Inc. and Bedi Ajay Singh. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on March 9, 2016.)

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three and nine months ended March 31, 2016 and 2015 (unaudited); (ii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended March 31, 2016 and 2015 (unaudited); (iii) Consolidated Balance Sheets at March 31, 2016 (unaudited) and June 30, 2015 (audited); (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh Chief Financial Officer

Date: May 6, 2016