Form 10-K
period 2016-06-30
NEWS CORP
filed 2016-08-12
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of December 24, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $5,167,774,289, based upon the closing price of $13.62 per share as quoted on The NASDAQ Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $1,720,467,506, based upon the closing price of $14.23 per share as quoted on The NASDAQ Stock Market on that date.

As of August 5, 2016, 380,538,230 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I

ITEM 1.	BUSINESS

OVERVIEW

The Company

News Corporation (the “Company,” “News Corp,” “we,” “us,” or “our”) is a global diversified media and information services company focused on creating and distributing authoritative and engaging content to consumers and businesses throughout the world. The Company comprises businesses across a range of media, including: news and information services, book publishing, digital real estate services, cable network programming in Australia and pay-TV distribution in Australia, that are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal, Dow Jones, The Australian, Herald Sun, The Sun, The Times, HarperCollins Publishers, FOX SPORTS Australia, realestate.com.au, realtor.com®, Foxtel and many others. The Company’s commitment to premium content makes its properties a trusted source of news and information and a premier destination for consumers across various media. Many of these properties deliver broad reach and high audience engagement levels in their respective markets, making them attractive advertising vehicles for the Company’s advertising customers.

The Company delivers its premium content to consumers across numerous distribution platforms consisting not only of traditional print and television, but also through an array of digital platforms including websites, applications for mobile devices and tablets, social media and e-book devices. The Company is focused on pursuing integrated strategies across its businesses to continue to capitalize on the growth in digital consumption of high-quality content. The Company believes that the increasing number of media choices and formats will allow it to continue to deliver its content in a more engaging, timely and personalized manner, provide opportunities to more effectively monetize its content via strong customer relationships and more compelling and engaging advertising solutions and reduce its physical production and distribution costs as it continues to focus on its digital platforms.

The Company’s diversified revenue base consists of advertising sales, recurring subscriptions, circulation copies, licensing fees, affiliate fees, direct sales and sponsorship sales. The Company manages its businesses to take advantage of opportunities to share technologies and practices across geographies and businesses and bundle selected offerings to provide greater value to consumers and advertising partners. Headquartered in New York, the Company operates primarily in the United States, Australia and the U.K., and its content is distributed and consumed worldwide. The Company’s operations are organized into five reporting segments: (i) News and Information Services; (ii) Book Publishing; (iii) Digital Real Estate Services; (iv) Cable Network Programming; and (v) Other, which includes the Company’s general corporate overhead expenses, corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters, as defined in “Item 1A. Risk Factors.” The Company also owns a 50% stake in Foxtel, the largest pay-TV provider in Australia, which is accounted for as an equity investment.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Fiscal 2016, fiscal 2015 and fiscal 2014 included 53, 52 and 52 weeks, respectively. Unless otherwise noted, all references to the fiscal years ended June 30, 2016, June 30, 2015 and June 30, 2014 relate to the fiscal years ended July 3, 2016, June 28, 2015 and June 29, 2014, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

Corporate Information

News Corporation is a Delaware corporation originally organized on December 11, 2012 in connection with its separation (the “Separation”) from Twenty-First Century Fox, Inc. (formerly named News Corporation) (“21st Century Fox”), which was completed on June 28, 2013 (the “Distribution Date”). In connection with the

Separation, the Company assumed the name “News Corporation.” Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “Annual Report”) to the “Company,” “News Corp,” “we,” “us,” or “our” means News Corporation and its subsidiaries. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 416-3400. The Company’s Class A and Class B Common Stock are listed on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “NWSA” and “NWS,” respectively, and CHESS Depositary Interests (“CDIs”) representing the Company’s Class A and Class B Common Stock are listed on the Australian Securities Exchange (“ASX”) under the trading symbols “NWSLV” and “NWS,” respectively. More information regarding the Company is available on its website at www.newscorp.com, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available, free of charge, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

BUSINESS OVERVIEW

The Company’s five reporting segments are described below. In addition, the Company owns a 50% stake in Foxtel, which is accounted for as an equity investment. For financial information regarding the Company’s segments and operations in geographic areas, see Note 19 to the Financial Statements.

For the fiscal year ended June 30, 2016
	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$5,338	$214
Book Publishing	1,646	185
Digital Real Estate Services	822	344
Cable Network Programming	484	124
Other	2	(183)

Total	$8,292	$684

News and Information Services

The Company’s News and Information Services segment consists primarily of Dow Jones, News Corp Australia (which includes News Limited and its subsidiaries), News UK (formerly known as News International), the New York Post and News America Marketing. This segment also includes Unruly Holdings Limited (“Unruly”), a leading global video advertising distribution platform, and Storyful Limited (“Storyful”), a social media content agency that enables the Company to source real-time video content through social media platforms. The News and Information Services segment generates revenue primarily through print and digital advertising sales and through circulation and subscriptions to its print and digital products. Advertising revenues at the News and Information Services segment are subject to seasonality, with revenues typically being highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies.

Dow Jones

Dow Jones is a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, applications for mobile devices, tablets and e-book readers, newsletters, magazines, proprietary databases, conferences and video. Dow Jones’s products, which target individual consumer and enterprise customers, include The Wall Street Journal, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Barron’s, MarketWatch, Dow Jones PEVC and DJX. Dow Jones’s revenue is diversified across business-to-consumer and business-to-business subscriptions, circulation, advertising and licensing fees for its print and digital products.

Through its premier brands and authoritative journalism, Dow Jones’s products targeting individual consumers provide insights, research and understanding that enable customers to stay informed and make educated financial decisions. With a focus on the financial markets, investing and other professional services, many of these products offer advertisers an attractive customer demographic. Products targeting consumers include the following:

•

The Wall Street Journal (WSJ). WSJ, Dow Jones’s flagship product, is available in print, online and across multiple mobile, tablet and e-book devices. WSJ covers national and international news and provides analysis, commentary and opinions on a wide range of topics, including business developments and trends, economics, financial markets, investing, science and technology, lifestyle, culture and sports. WSJ had average print and digital issue sales of approximately 2,341,000, including average print and digital subscriptions of approximately 2,035,000, of which approximately 948,000 were digital-only subscriptions, for the period from March 28, 2016 to July 3, 2016 based on internal data, with independent assurance provided by PricewaterhouseCoopers LLP UK. WSJ is printed at plants located around the U.S., including eight owned by the Company. WSJ sells regional advertising in three major U.S. regional editions (Eastern, Central and Western) and 21 smaller sub-regional editions. WSJ’s digital products, described below, which offer both free and premium content, averaged nearly 93 million visits per month for the 12 months ended June 30, 2016 according to Adobe Analytics, and include local language content in multiple languages. Print and digital products under the WSJ brand include:

Print: The Wall Street Journal (including its Asia and Europe editions) and WSJ.Magazine.

Digital: WSJ.com, WSJ Mobile and WSJ Video.

WSJ.com. WSJ.com includes Risk & Compliance Journal, CIO Journal, CFO Journal, CMO Today, WSJ.D (WSJ’s home for technology news, analysis, commentary, daily buzz and consumer product reviews), WSJ+ (a complimentary membership for WSJ subscribers that provides premium offers such as exclusive event invitations) and WSJ.com international sites such as WSJ.com/Asia and WSJ.com/Europe.

WSJ Mobile. WSJ offers a range of mobile products, including a responsive-design website and applications for multiple mobile devices. For the 12 months ended June 30, 2016, WSJ Mobile (including WSJ.com accessed via mobile devices, as well as applications) accounted for approximately 50% of visits to WSJ’s digital news and information products according to Adobe Analytics.

WSJ Video. WSJ video provides live and on-demand news online through WSJ.com and other platforms, including YouTube, Internet-connected TV and set-top boxes.

•	Dow Jones Media Group. The new Dow Jones Media Group focuses on Dow Jones consumer brands outside of The Wall Street Journal franchise, including Barron’s and MarketWatch, among other properties.

Barron’s. Barron’s, which is available in print, online and on multiple mobile, tablet and e-book devices, delivers news, analysis, investigative reporting, company profiles and insightful statistics for investors and others interested in the investment world. Barron’s had average print and digital issue sales of approximately 438,000, including average print and digital subscriptions of approximately 423,000, of which approximately 133,000 were digital-only subscriptions, for the period from March 28, 2016 to July 3, 2016 based on internal data, with independent assurance provided by PricewaterhouseCoopers LLP UK.

MarketWatch. MarketWatch is an investing and financial news website targeting active investors. It also provides real-time commentary and investment tools and data. Products include mobile and tablet applications, a mobile site and MarketWatch Premium Newsletters (paid newsletters on a variety of investing topics). MarketWatch averaged more than 50 million visits per month for the 12 months ended June 30, 2016 according to Adobe Analytics.

•

The Wall Street Journal Digital Network (WSJDN). WSJDN offers advertisers the opportunity to reach Dow Jones’s audience across a number of brands, including the WSJ.com, Barrons.com and MarketWatch.com websites. During the year ended June 30, 2016, WSJDN averaged nearly 143 million visits per month, with an average of more than 364 million page views per month, according to Adobe Analytics.

Dow Jones’s professional information products, which target enterprise customers, combine news and information with technology and tools that inform decisions and aid awareness, research and understanding. These products are designed to be integral to the success of Dow Jones’s enterprise customers, and Dow Jones expects to continue to build strong customer relationships by providing high levels of service and continued innovation through news, data and tools that meet its customers’ specific needs. These products include the following:

•	Knowledge and Insight. Dow Jones Knowledge and Insight products provide data and analysis from curated sources and include:

Factiva. Factiva is a leading provider of global business content, built on an archive of important, original publishing sources. This combination of business news and information, plus sophisticated tools, helps professionals find, monitor, interpret and share essential information. As of June 30, 2016, there were approximately 1.2 million activated Factiva users, including both institutional and individual accounts. Many of the institutional accounts have multiple individual users. Factiva offers content from over 33,000 global news and information sources from nearly 200 countries and in 28 languages. Thousands of Factiva’s sources are not available for free on the Internet and more than 4,000 sources make information available via Factiva on or before the date of publication by the source. Factiva leverages complex metadata extraction and text-mining to help its customers build precise searches and alerts to access and monitor this data.

Dow Jones PEVC. Dow Jones PEVC products provide news and deal data on venture capital and private equity-backed private companies and their investors to help venture capital and private equity professionals, financial services professionals and other service providers identify deal and partnership opportunities, perform due diligence and examine trends in venture capital and private equity investment, fund-raising and liquidity. Products include VentureSource, LP Source, VentureWire, Private Equity Analyst, LBO Wire, Private Equity News, Daily Bankruptcy Review (“DBR”), DBR Small Cap and DBR High Yield.

DJX. DJX is comprised of a bundle of underlying products, including Factiva, Dow Jones Newswires, certain PEVC products, including Venture Source and LP Source, certain Risk & Compliance products, WSJ.com and Barrons.com.

•

Dow Jones Risk & Compliance. Dow Jones Risk & Compliance products provide data solutions for customers focused on anti-corruption, anti-money laundering, monitoring embargo and sanction lists and other compliance requirements. Dow Jones’s solutions allow customers to filter their business transactions against its data to identify regulatory, corporate and reputational risk, and request follow-up due diligence reports. Products include online risk data and negative news searching tools such as Risk Database Search/Research/Premium and the Risk & Compliance Portal for batch screening. Feed services include Dow Jones Watchlist, Dow Jones Anti-Corruption, Dow Jones Sanction Alert and Adverse Media Entities. In addition, Dow Jones produces customized Due Diligence Reports to assist its clients with regulatory compliance.

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

News Corp Australia

News Corp Australia is one of the leading news and information providers in Australia by readership and circulation, owning over 100 newspapers covering a national, regional and suburban footprint. As of March 31, 2016, its daily, Sunday, weekly and bi-weekly newspapers accounted for more than 59% of the total circulation of newspapers in Australia, and during the year ended March 31, 2016, its Sunday newspaper network was read by approximately 4.0 million Australians on average every week. In addition, its digital mastheads and other websites are among the leading digital news properties in Australia based on monthly unique audience data. News Corp Australia’s news portfolio includes:

•

The Australian and The Weekend Australian (National). The Australian is published Monday through Friday, and The Weekend Australian is published on Saturday. Based on Audit Bureau of Circulations (“ABC”) data, average daily paid print circulation for the year ended March 31, 2016 was approximately 102,000 for The Australian and 225,000 for The Weekend Australian and average daily paid digital circulation for each was approximately 74,000. In addition, The Australian and The Weekend Australian had a total unduplicated print and digital audience of almost 3.1 million for the month of March 2016 based on Enhanced Media Metrics Australia (“EMMA”) average monthly print data for the year ended March 31, 2016 and Nielsen desktop, mobile and tablet audience data for March 2016. EMMA data incorporates more frequent sampling and combines both online usage derived from Nielsen data and print usage into a single metric that removes any audience overlap.

•

The Daily Telegraph and The Sunday Telegraph (Sydney). The Daily Telegraph is published Monday through Saturday. Based on ABC data, average daily paid print circulation for the year ended March 31, 2016 was approximately 251,000 for The Daily Telegraph and 441,000 for The Sunday Telegraph. In addition, The Daily Telegraph and The Sunday Telegraph had a total unduplicated print and digital audience of almost 4.4 million for the month of March 2016 based on EMMA average monthly print data for the year ended March 31, 2016 and Nielsen desktop, mobile and tablet audience data for March 2016.

•

Herald Sun and Sunday Herald Sun (Melbourne). Herald Sun is published Monday through Saturday. Based on ABC data, average daily paid print circulation for the year ended March 31, 2016 was approximately 339,000 for Herald Sun and 396,000 for Sunday Herald Sun. In addition, Herald Sun and Sunday Herald Sun had a total unduplicated print and digital audience of almost 4.3 million for the month of March 2016 based on EMMA average monthly print data for the year ended March 31, 2016 and Nielsen desktop, mobile and tablet audience data for March 2016.

•

The Courier-Mail and The Sunday Mail (Brisbane). The Courier-Mail is published Monday through Saturday. Based on ABC data, average daily paid print circulation for the year ended March 31, 2016 was approximately 156,000 for The Courier-Mail and 338,000 for The Sunday Mail. In addition, The Courier-Mail and The Sunday Mail had a total unduplicated print and digital audience of almost 3.1 million for the month of March 2016 based on EMMA average monthly print data for the year ended March 31, 2016 and Nielsen desktop, mobile and tablet audience data for March 2016.

•

The Advertiser and Sunday Mail (Adelaide). The Advertiser is published Monday through Saturday. Based on ABC data, average daily paid print circulation for the year ended March 31, 2016 was approximately 134,000 for The Advertiser and 204,000 for Sunday Mail. In addition, The Advertiser and Sunday Mail had a total unduplicated print and digital audience of almost 1.7 million for the month of March 2016 based on EMMA average monthly print data for the year ended March 31, 2016 and Nielsen desktop, mobile and tablet audience data for March 2016.

•

A large number of community newspapers in all major capital cities, as well as leading regional publications in Cairns, Gold Coast, Townsville and Geelong and in the other capital cities of Perth, Hobart and Darwin.

•

News Corp Australia has paid digital platforms for The Australian, The Weekend Australian, Herald Sun, Sunday Herald Sun, The Daily Telegraph, The Sunday Telegraph, The Courier-Mail, The Sunday Mail, The Advertiser and Sunday Mail.

News Corp Australia’s broad portfolio of digital properties also includes news.com.au, the leading general interest site in Australia that provides breaking news, finance, entertainment, lifestyle, technology and sports news and delivers an average monthly unique audience of approximately 5.6 million based on Nielsen monthly total audience ratings for the three months ended June 30, 2016. In addition, News Corp Australia owns other premier properties such as taste.com.au, a leading food and recipe site, and kidspot.com.au, a leading parenting website, as well as various other digital media assets, including a 70.6% stake in the Sports Technology Group, which supplies a scheduling tool for sports and other community organizations. As of June 30, 2016, News Corp Australia’s other assets included a 14.99% interest in APN News and Media Limited, which operates a portfolio of Australian radio and outdoor media assets and small regional print interests, a 13.75% interest in SEEKAsia Limited, which operates leading online employment marketplaces throughout Southeast Asia, and a 25% interest in Hipages Group Pty Ltd., which operates a leading on-demand home improvement services marketplace.

News UK

News UK publishes The Sun, The Sun on Sunday, The Times and The Sunday Times, which are leading newspapers in the U.K. As of June 30, 2016, sales of these four titles accounted for approximately one-third of all national newspaper sales in the U.K. News UK’s newspapers (except some Saturday and Sunday supplements) are printed at News UK’s world-class printing facilities in England, Scotland and Ireland. In addition to revenue from the sale of advertising, circulation and subscriptions to its print and digital products, News UK generates revenue by providing third party printing services through these facilities and is one of the largest contract printers in the U.K. News UK also distributes content through its digital platforms, including its websites, thesun.co.uk, thetimes.co.uk and thesundaytimes.co.uk, as well as mobile and tablet applications. News UK’s online and mobile offerings include the rights to show English Premier League Football, English Premiership Rugby Union, Gaelic Athletic Association games and UEFA Champions League and Europa League match clips across its digital platforms. News UK’s portfolio includes:

•

The Sun. Published Monday through Sunday. Based on National Readership Survey data for the six months ended March 31, 2016, The Sun is the most read national newspaper in the U.K., with an average issue readership of approximately 4,427,000 Monday through Saturday for The Sun and 3,674,000 for The Sun on Sunday. Average daily paid print circulation for the six months ended June 30, 2016 based on ABC data was approximately 1,743,000 for The Sun and 1,445,000 for The Sun on Sunday. As of June 30, 2016, The Sun online had approximately 42 million monthly unique visitors worldwide based on ABC Electronic (Omniture).

•

The Times. Published Monday through Saturday with an average issue readership of approximately 1,098,000 for the six months ended March 31, 2016 based on National Readership Survey data. Average daily paid print circulation for the six months ended June 30, 2016 based on ABC data was approximately 426,000. As of June 30, 2016, The Times had approximately 169,000 paid print subscribers and 156,000 paid digital subscribers based on internal sources. News UK also publishes The Times Literary Supplement, a weekly literary review.

•

The Sunday Times. Leading broadsheet Sunday newspaper in the U.K. with an average issue readership of approximately 1,718,000 for the six months ended March 31, 2016 based on National Readership Survey data. Average daily paid print circulation for the six months ended June 30, 2016 based on ABC data was approximately 782,000. As of June 30, 2016, The Sunday Times had approximately 203,000 paid print subscribers and 170,000 paid digital subscribers based on internal sources.

In addition, News UK has also assembled a portfolio of complementary ancillary product offerings, including Sun Bingo and the recently launched Sun Bets, an online sports betting service.

New York Post

NYP Holdings is the publisher of the New York Post (the “Post”), NYPost.com, PageSix.com, Decider.com and related smartphone and tablet apps and social media channels. The Post is the oldest continuously published daily newspaper in the U.S., with a focus on coverage of the New York metropolitan area. The Post provides a variety of general interest content ranging from breaking news to business analysis, and is known in particular for its comprehensive sports coverage, famous headlines and its iconic Page Six section, an authority on celebrity news. The print version of the Post is primarily distributed in New York, where it is printed in a printing facility in the Bronx, as well as throughout the Northeast, Florida and California, where it uses Dow Jones’s printing facilities or third party printers. For the three months ended June 30, 2016, average weekday circulation based on AAM data, including smartphone and tablet app digital editions, was 418,857. In addition, the Post Digital Network, which includes NYPost.com, PageSix.com and Decider.com, reached approximately 49 million unique users on average each month during the quarter ended June 30, 2016 according to Google Analytics.

News America Marketing

News America Marketing (“NAM”) is the premier marketing partner of some of the world’s most well-known brands, and its broad portfolio of products and services influences the purchasing decisions of online and offline shoppers across the U.S. and Canada. NAM’s marketing solutions are available via multiple distribution channels, including publications, in stores and online, primarily under the SmartSource brand name and through the Checkout 51 mobile application.

NAM provides customers with solutions across the shopper’s path to purchase, focusing primarily on the following three business areas:

•

Home-Delivered: NAM is one of the leading providers of home-delivered shopper media, including free-standing inserts and direct mail products. Free-standing inserts are multiple-page marketing booklets containing coupons, rebates and other consumer offers, which are distributed to millions of households under the SmartSource Magazine® brand through insertion primarily into local Sunday publications. Advertisers, primarily packaged goods companies, pay NAM to produce free-standing inserts where their offers are featured, often on an exclusive basis within their product category. NAM contracts with and pays publishers as well as printers, among others, to produce and/or distribute free-standing inserts in their papers.

•

In-Store Advertising and Merchandising: NAM is a leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers. NAM’s marketing products include: at-shelf advertising such as coupon, information and sample-dispensing machines, as well as floor and shopping cart advertising, among others, and are found in thousands of shopping locations, including supermarkets, drug stores, dollar stores, office supply stores, mass merchandisers and specialty stores across North America. NAM also provides in-store merchandising services, including production and installation of instant-redeemable coupons, on-pack stickers, shipper assembly, display set-up and refilling, shelf management and new product cut-ins.

•

Mobile/Digital: NAM’s digital marketing solutions include SmartSource Digital, which encompasses secure printable couponing, load-to-card couponing, targeted email campaigns and programmatic digital display, and the Checkout 51 mobile application, a leading receipt recognition app that enables packaged goods companies and brands to reach consumers with highly personalized marketing campaigns.

NAM believes its programs have key advantages when compared to other marketing options available to packaged goods companies, retailers and other marketers. NAM offers effective and targeted programs that reach a national audience of consumers who are actively seeking incentives or information at critical points along the path to purchase.

The Company’s News and Information Services products compete with a wide range of media businesses, including print publications, digital media and information services.

The Company’s newspapers, magazines and digital publications compete for readership and advertising with local and national newspapers, web and application-based media, social media sources and other media such as television, magazines, outdoor displays and radio. Competition for subscriptions and circulation is based on the news and editorial content, subscription pricing, cover price and, from time to time, various promotions. Competition for advertising is based upon advertisers’ judgments as to the most effective media for their advertising budgets, which is in turn based upon various factors including circulation volume, readership levels, audience demographics, advertising rates and advertising effectiveness results. As a result of rapidly changing and evolving technologies, distribution platforms and business models, the consumer-focused businesses within the Company’s News and Information Services segment, including its newspaper businesses, continue to face increasing competition for both circulation and advertising revenue from a variety of alternative news and information sources. These include both paid and free websites, digital applications, news aggregators, blogs, search engines, social media platforms, digital advertising networks and exchanges, bidding and other programmatic advertising buying channels, as well as other emerging media and distribution platforms. Shifts in consumer behavior, including the widespread adoption of mobile phones, tablets, e-book readers and other portable devices as platforms through which news and information is consumed, require the Company to continually innovate and improve upon its own products, services and platforms in order to remain competitive. The Company believes that these changes will continue to pose opportunities and challenges, and that it is well positioned to leverage its global reach, brand recognition and proprietary technology to take advantage of the opportunities presented by these changes.

Dow Jones professional information products that target enterprise customers compete with various information service providers, compliance data providers and global financial newswires, including Thomson Reuters, Bloomberg L.P., LexisNexis, as well as many other providers of news, information and compliance data.

NAM competes against other providers of advertising, marketing and merchandising products and services, including those that provide promotional or advertising inserts, direct mailers of promotional or advertising materials, providers of point-of-purchase and other in-store programs and providers of savings and/or grocery-focused digital applications, as well as other marketing products and services. Competition is based on, among other things, rates, availability of markets, quality of products and services provided and their effectiveness, rate of coupon redemption, store coverage and other factors. The Company believes that based on the scale of NAM’s home-delivered products, the reach of its in-store marketing products and the growing audience for its digital marketing platform, NAM provides broader consumer access than many of its competitors.

Book Publishing

The Company’s Book Publishing segment consists of HarperCollins Publishers (together with its subsidiaries and affiliates, “HarperCollins”), the second largest consumer book publisher in the world based on global revenue, with operations in 18 countries. HarperCollins publishes and distributes consumer books globally through print, digital and audio formats. Its digital formats include e-books for devices such as tablets and e-book readers, as well as audio downloads for smartphones and MP3 players. HarperCollins owns more than 120 branded imprints, including Avon, Harper, HarperCollins Children’s Books, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson.

HarperCollins publishes works by well-known authors such as Harper Lee, Mitch Albom, Veronica Roth, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and the Divergent series. Its print and digital global catalog includes more than 200,000 publications in different formats, in 17 languages, and it licenses rights for its authors’ works to be published in more than 50 languages around the world. HarperCollins publishes fiction and nonfiction, with a focus on general, children’s and religious content. Additionally, in the U.K., HarperCollins publishes titles for the equivalent of the K-12 educational market.

As of June 30, 2016, HarperCollins offered approximately 100,000 publications in digital formats, and nearly all of HarperCollins’ new titles, as well as the majority of its entire catalog, are available as e-books. Digital sales, comprising revenues generated through the sale of e-books as well as digital audio books, represented approximately 19% of global consumer revenues for the fiscal year ended June 30, 2016. With the widespread adoption of electronic formats by consumers, HarperCollins is publishing a number of titles in digital formats before, or instead of, publishing a print edition.

During fiscal 2016, HarperCollins U.S. had 239 titles on the New York Times print and digital bestseller lists, with 30 titles hitting number one, including Go Set a Watchman by Harper Lee, The Pioneer Woman Cooks: Dinnertime by Ree Drummond, The English Spy by Daniel Silva, The Glass Sword by Victoria Aveyard and Pax by Sara Pennypacker.

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

The book publishing business operates in a highly competitive market that is quickly changing and continues to see technological innovations. HarperCollins competes with other large publishers, such as Penguin Random House, Simon & Schuster and Hachette Livre, as well as with numerous smaller publishers, for the rights to works by well-known authors and public personalities; competition could also come from new entrants as barriers to entry in book publishing are low. In addition, HarperCollins competes for readership with other media formats and sources. The Company believes HarperCollins is well positioned in the evolving book publishing market with significant size and brand recognition across multiple categories and geographies. Furthermore, HarperCollins is a leader in children’s and religious books, categories which have been less impacted by the transition to digital consumption.

Digital Real Estate Services

The Company’s Digital Real Estate Services segment consists primarily of its 61.6% interest in REA Group Limited (“REA Group”), a publicly-traded company listed on ASX (ASX: REA), and its 80% interest in Move, Inc. (“Move”). The remaining 20% interest in Move is held by REA Group. This segment also includes DIAKRIT International Limited (“DIAKRIT”), a digital visualization solutions company that enables homeowners to see the potential in their future living environment while also helping agents and developers generate more buyer inquiries and accelerate their property sales processes.

REA Group

REA Group advertises property and property-related services on websites and mobile applications across Australia, Europe and Asia. REA Group’s Australian operations include realestate.com.au and realcommercial.com.au, Australia’s leading residential and commercial property websites, as well as its media and property-related services businesses, serving the display media market and markets adjacent to property, respectively. Realestate.com.au and realcommercial.com.au together had approximately 45 million average monthly visits for the year ended June 30, 2016 according to Nielsen Online Market Intelligence Home and Fashion Suite. Realestate.com.au and realcommercial.com.au also recorded an increase of 81% in average monthly application visits for the same period as compared to the prior year according to Adobe Analytics. Realestate.com.au derives the majority of its revenue from its core property advertising listing products and monthly advertising subscriptions from real estate agents and property developers. Realestate.com.au offers a product hierarchy which enables real estate agents and property developers to upgrade listing advertisements to increase their prominence on the site, as well as a variety of targeted products, including media display advertising products. Realcommercial.com.au generates revenue through three main sources: agent subscriptions, agent branding and listing products. The media business offers unique advertising opportunities on both realestate.com.au and realcommercial.com.au, as well as native advertisement placements. Revenue from this business is generated primarily from agents and commercial developers, which benefit from being able to target REA Group’s substantial audience base.

REA Group’s international operations include property sites in Asia and Europe. In Asia, REA Group increased its interest in iProperty Group Limited (“iProperty”) to 86.9% in February 2016. iProperty operates leading property sites throughout Southeast Asia, including Malaysia and Hong Kong, and prominent portals in Thailand, Singapore and Indonesia. The combined sites for iProperty had approximately 7.4 million average monthly visits for the year ended June 30, 2016 according to Google Analytics. REA Group also operates a Chinese site, myfun.com, which supports REA Group’s businesses in other geographical markets by showcasing residential property listings to Chinese buyers and investors, and delivers leads to agents. In Europe, REA Group operates sites in Italy (casa.it) and in Luxembourg and regions of France (atHome.lu, atHome.de, immoRegion.fr and atOffice.lu). Average monthly visits to the combined European sites increased 15% for the year ended June 30, 2016 compared to the prior year according to Adobe Analytics.

REA Group competes primarily with other property websites in its geographic markets, including domain.com.au in Australia.

Move

Move is a leading provider of online real estate services in the U.S. Move primarily operates realtor.com®, a premier real estate information and services marketplace, under a perpetual agreement and trademark license with the National Association of Realtors® (“NAR”). Through realtor.com®, consumers have access to over 100 million properties across the U.S., including the most complete collection of homes and properties listed with Multiple Listing Services (“MLS”) and displayed for sale among the competing national online portals and an extensive database of “off-market” properties. Realtor.com® and its related mobile applications display approximately 98% of all MLS-listed, for-sale properties in the U.S., which are primarily sourced directly from relationships with MLSs across the country. Over 90% of its for-sale listings are updated at least every 15 minutes, on average, with the remaining listings updated daily. Realtor.com®’s substantial content advantage attracts a highly engaged consumer audience. Based on internal data, realtor.com® and its mobile sites had 53 million average monthly unique users during the quarter ended June 30, 2016. These users viewed an average of over 1.8 billion pages and spent an average of over 1.1 billion minutes on the realtor.com® website and mobile applications each month.

Realtor.com® generates the majority of its revenues through the sale of listing advertisement products, including Connection for Co-Brokerage, ShowcaseSM Listing Enhancements and Featured HomesSM, which allow real estate agents, brokers and franchises to enhance, prioritize and connect with consumers on for-sale property listings within the realtor.com® website and mobile applications. Listing advertisements are typically sold on a subscription basis. Realtor.com® also derives revenue from sales of non-listing advertisement, or Media, products to real estate, finance, insurance, home improvement and other professionals that enable those professionals to connect with realtor.com®’s highly engaged and valuable consumer audience. Media products include sponsorships, display advertisements, text links, directories, and Digital Advertising Package. Non-listing advertisement pricing models include cost per thousand, cost per click, cost per unique user and subscription-based sponsorships of specific content areas or targeted geographies.

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

Cable Network Programming

The Company’s Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia based on total viewing hours as of June 30, 2016. FOX SPORTS Australia is focused on live national and international sports events and provides featured original and licensed premium sports content tailored to the Australian market, including live sports such as National Rugby League, the domestic football league, international cricket, as well as the Australian Rugby Union. FOX SPORTS Australia offers seven high definition television channels distributed via cable, satellite and Internet Protocol, or IP, and several interactive viewing applications. Its channels consist of FOX SPORTS 1, FOX SPORTS 2, FOX SPORTS 3, FOX SPORTS 4, FOX SPORTS 5, FOX FOOTY and FOX SPORTS NEWS that broadcast over 12,000 hours of live sports programming per year reaching FOXTEL, Telstra and Optus subscription television customers. FOX SPORTS Australia’s access to compelling local and international sports programming, as well as its production of high-quality original sports content has made it the leading sports programming provider in Australia. FOX SPORTS Australia also operates foxsports.com.au, a leading general sports website in Australia, and offers several interactive mobile and tablet applications that extend the reach of its content across multiple platforms. FOX SPORTS Australia is distributed via longstanding carriage agreements with pay-TV providers (mainly Foxtel) in Australia and generates revenue primarily through affiliate fees payable under these carriage agreements, as well as advertising sales. Results at the Cable Network Programming segment can fluctuate due to the timing and mix of the Company’s local and international sports programming, as expenses associated with licensing these programming rights are recognized during the applicable season or event.

FOX SPORTS Australia competes primarily with ESPN, beIN SPORTS, the Free-To-Air (“FTA”) channels and certain telecommunications companies in Australia.

Other

The Other segment includes the Company’s general corporate overhead expenses, corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across the Company’s businesses to increase revenues and profitability and to target and assess potential acquisitions and investments. Initiatives include the News Corp Global Exchange, the Company’s global programmatic advertising exchange that enables marketers to leverage the Company’s leading online and mobile products and first-party data for real-time bidding, as well as the Company’s BallBall platform in Southeast Asia, which combines the Company’s rights to exclusive football highlight clips, expert coverage, commentary and analysis from The Times, The Sunday Times and The Sun. As part of its ongoing role in assessing potential acquisitions and investments, the corporate Strategy and Creative Group also oversaw the Company’s acquisitions of Move, a leading provider of online real estate services in the U.S., and Unruly, a leading global video advertising distribution platform, as well as its strategic digital investments in India, including Elara Technologies, which owns PropTiger.com.

Equity Investments

Foxtel

The Company and Telstra, an ASX-listed telecommunications company, each own 50% of Foxtel, the largest pay-TV provider in Australia. Foxtel had more than 2.9 million subscribing households throughout Australia as of June 30, 2016 through cable, satellite and IP distribution.

Foxtel delivers 200 channels (including standard definition channels, high definition versions of some of those channels, and audio and interactive channels) covering news, sports, general entertainment, movies, documentaries, music and children’s programming. Foxtel’s premium content includes FOX SPORTS Australia’s suite of sports channels such as FOX SPORTS 1, FOX SPORTS 2, FOX SPORTS 3, FOX SPORTS 4, FOX SPORTS 5, FOX FOOTY and FOX SPORTS NEWS, and TV content from HBO, FOX and Universal, among others. Foxtel also owns and operates 30 channels, including general entertainment and movie channels, and sources an extensive range of movie programming through arrangements with major U.S. studios. Foxtel’s channels are distributed to subscribers via both Telstra’s hybrid fibrecoaxial cable network and a long-term contracted satellite platform provided by Optus. Cable and satellite distribution is enabled by Foxtel’s set-top boxes, including the iQ3, Foxtel’s newest box. Foxtel also offers versions of its services via the Internet through Telstra’s T-Box platform, Foxtel Play, an Internet television service available on a number of compatible devices (including the Sony PlayStation platform, select Samsung, LG and Sony televisions, select Samsung Blu-ray players and personal computers), and Foxtel Go, an Internet television service that allows subscribers to watch Foxtel channels via mobile devices and tablets. In addition, Foxtel has a subscription video-on-demand service called Presto that distributes movies and television programming to subscribers. Foxtel owns Presto Movies, while Presto TV is operated under a joint venture with a subsidiary of Seven West Media Limited. Foxtel also offers a triple play bundle product, which consists of Foxtel’s existing pay-TV services, sold together with broadband and/or home phone services.

Foxtel generates revenue primarily through subscription revenue as well as advertising revenue. For the year ended June 30, 2016, in accordance with U.S. generally accepted accounting principles (“GAAP”), Foxtel recorded revenues of $2.4 billion and earnings before interest, taxes and depreciation and amortization, or EBITDA, of $604 million. Management believes that EBITDA is an appropriate measure for evaluating the operating performance of this business for the reasons set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Analysis” with respect to Segment EBITDA. In the year ended June 30, 2016, Foxtel’s average broadcast residential recurring subscription revenue per user, or ARPU, was A$89 (US$65) per month (as calculated by Foxtel), and its annualized residential subscriber churn rate based on data for the year ended June 30, 2016 was 12.2% (as calculated by Foxtel). In addition, Foxtel had $1.8 billion of indebtedness outstanding as of June 30, 2016 (excluding $676 million of shareholder loans due to Telstra and the Company), and paid distributions of $26 million to the Company during the year ended June 30, 2016. The amount included for Foxtel in the Company’s Equity earnings of affiliates was $38 million for the year ended June 30, 2016.

The Company and Telstra each have the right to appoint one-half of the board of directors of Foxtel. In addition, the Company has the right to appoint the Chief Executive Officer and Chief Financial Officer of Foxtel, while Telstra has the right to terminate these officers.

Foxtel competes for audiences primarily with FTA TV operators in Australia, including the three major commercial FTA networks and two major government-funded FTA broadcasters, as well as other pay-TV operators, IP television providers and subscription video-on-demand services such as Fetch TV, Netflix and Stan. Foxtel provides a 200-channel selection with premium and exclusive content and a wide array of digital and mobile features that are not available to viewers on these alternative providers. Through innovations such as digital HD channels, the extension of pay-TV programming to mobile devices, the use of DVR and Electronic Program Guide technology, including the iQ3 set-top box, its investment in On Demand capability and programming and benefits through broadband bundling, the Company believes Foxtel offers subscribers a compelling alternative to its competitors.

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

Data Privacy and Security

Our business activities are subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve and have implications for how such data is managed. For example, in the U.S., certain of the Company’s websites, mobile applications and other online business activities are subject to the Children’s Online Privacy Protection Act of 1998, which prohibits websites from collecting personally identifiable information online from children under age 13 without prior parental consent. In addition, the Federal Trade Commission (the “FTC”) continues to expand its application of general consumer protection laws to commercial data practices, including to the use of personal and profiling data from online users to deliver targeted Internet advertisements. Most states have also enacted legislation regulating data privacy and security, including laws requiring businesses to provide notice to state agencies and to individuals whose personally identifiable information has been disclosed as a result of a data breach.

Similar laws and regulations have been implemented in many of the other jurisdictions in which the Company operates, including the European Union and Australia. Recently, the European Union adopted the General Data Protection Regulation (“GDPR”), which is intended to provide a uniform set of rules for personal data processing throughout the European Union and to replace the existing Data Protection Directive (Directive 95/46/EC). Fully enforceable by May 25, 2018, the GDPR expands the regulation of the collection, processing, use and security of personal data, contains stringent conditions for consent from data subjects, strengthens the rights of individuals, including the right to have personal data deleted upon request, continues to restrict the trans-border flow of such data, requires mandatory data breach reporting and notification, increases penalties for non-compliance and increases the enforcement powers of the data protection authorities. Also, in 2015, the European Court of Justice invalidated the U.S.-E.U. Safe Harbor framework, one of the legal mechanisms through which personal data could be transferred from the European Union to the United States, and the mechanism relied upon by the Company with respect to certain personal data transfers among the Company’s businesses, and between the Company and some of its third party service providers. The Company has been putting into place, and working with its third party service providers to implement, alternative legal mechanisms for cross-border personal data transfers. In Australia, data privacy laws impose additional requirements on organizations that handle personal data by, among other things, requiring the disclosure of cross-border data transfers and placing restrictions on direct marketing practices, and additional data privacy and security requirements and industry standards are under consideration.

In response to such developments, industry participants in the U.S., Europe and Australia have taken steps to increase compliance with relevant industry-level standards and practices, including the implementation of self-regulatory regimes for online behavioral advertising that impose obligations on participating companies, such as the Company, to give consumers a better understanding of advertisements that are customized based on their online behavior. The Company continues to monitor pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments, including any changes required in the Company’s data privacy and security compliance programs.

U.K. Press Regulation

As a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by Prime Minister David Cameron in mid-2011, a Royal Charter on Self-Regulation of the Press was granted in 2013, which established a Recognition Panel responsible for approving, overseeing and monitoring a new press regulatory body or bodies. Once approved by the Recognition Panel, the new press regulatory body or bodies would be responsible for overseeing participating publishers. No such regulator has yet been approved by the Recognition Panel, although it is currently considering an application by a newly-formed independent body, IMPRESS. In addition to the Royal Charter and establishment of the new Recognition Panel, legislation has been passed that provides that publishers who do not participate in this new U.K. press regulatory system may be liable for exemplary damages in certain cases where such damages are not currently awarded.

In late 2013, publications representing the majority of the industry in the U.K., including News UK, entered into binding contracts to form an alternative new regulator instead, which is referred to as the Independent Press Standards Organisation, or IPSO. IPSO, which began operating in September 2014, currently has no plans to apply for recognition from the Recognition Panel. IPSO has an independent chairman and a 12-member board, the majority of which are independent. IPSO oversees the Editors’ Code of Practice, requires members to implement appropriate internal governance processes and requires self-reporting of any failures, provides a complaints handling service, has the ability to require publications to print corrections and has the power to investigate serious or systemic breaches of the Editors’ Code and levy fines of up to £1 million. IPSO is also considering the introduction of an arbitration scheme to resolve claims against publications. IPSO imposes burdens on the print media, including the Company’s newspaper businesses in the U.K., which may result in competitive disadvantages versus other forms of media and may increase the costs of compliance

Intellectual Property

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

Employees

As of June 30, 2016, the Company had approximately 24,000 employees, of whom approximately 9,000 were located in the U.S., 4,000 were located in the U.K. and 8,000 were located in Australia. Of the Company’s employees, approximately 5,000 were represented by various employee unions. The contracts with such unions will expire during various times over the next several years. The Company believes its current relationships with employees are generally good.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating the Company and its common stock. Any of the following risks, or other risks or uncertainties not presently known or currently deemed immaterial, could materially and adversely affect the Company’s business, results of operations or financial condition, and could, in turn, impact the trading price of the Company’s common stock. The risk factors generally have been separated into three groups: risks related to the Company’s business, risks related to the Company’s Separation from 21st Century Fox and risks related to the Company’s common stock.

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

The Company’s ability to generate advertising revenue is also dependent on demand for the Company’s products and services, demographics of the customer base, advertising rates and results observed by advertisers. For example, circulation levels for the Company’s newspapers and ratings points for its cable channels are among the factors that are weighed by advertisers when determining the amount of advertising to purchase from the Company as well as advertising rates. For the Company’s digital media properties, advertisers use various metrics to evaluate demand such as the number of visits, number of users, user engagement and, for digital real estate services, the number and quality of leads provided. Demand for the Company’s products and services depends in turn upon the Company’s ability to differentiate and distinguish those products and services and anticipate and adapt to changes in consumer tastes and behaviors in a timely manner. Technological and other developments may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to advertisers.

The increasing popularity of digital media among consumers as a source of news and other content is driving a corresponding shift in advertising from traditional print to digital. The development of new devices and technologies, as well as higher consumer engagement with other forms of digital media such as online and mobile social networking, are increasing the number of media choices and formats available to audiences, resulting in audience fragmentation and increased competition for advertising. The range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. In addition, in the past, rates have been generally lower for mobile advertising than for desktop advertising. As a result, increasing consumer reliance on mobile devices may add additional pricing pressure. Consequently, the Company’s digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption.

The digital advertising market also continues to undergo significant changes that may further impact digital advertising revenues. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are playing a more significant role in the advertising marketplace and may cause further downward pricing pressure. New delivery platforms may also lead to loss of distribution and pricing control and loss of a direct relationship with consumers. In addition, evolving standards for the delivery of digital advertising, including the industry-wide standard on viewability, as well as the development and adoption of technology designed to block the display of advertising on websites and mobile devices, may also negatively impact digital advertising revenues. As the digital advertising market continues to evolve, the Company’s ability to compete successfully for advertising budgets will depend on, among other things, its ability to drive scale, engage digital audiences and prove the value of its advertising and the effectiveness of the Company’s platforms to its advertising customers, including through more targeted, data-driven offerings.

While the Company has adopted a number of strategies and initiatives to address these challenges, there can be no guarantee that its efforts will be successful. If the Company is unable to demonstrate the continuing value of its print and digital platforms and high-quality content and brands or offer advertisers unique multi-platform advertising programs, its results may suffer. A decrease in advertising expenditures by the Company’s customers, reduced demand for the Company’s offerings or a surplus of advertising inventory could lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses and assets.

The Company’s Businesses Face Significant Competition from Other Sources of News, Information and Entertainment Content.

The Company’s businesses face significant competition from other sources of news, information and entertainment content, including both traditional and new content providers. This competition has intensified as a result of the continued development of new digital and other technologies and platforms, and the Company may be adversely affected if consumers migrate to other media alternatives. For example, advertising and circulation revenues in the Company’s News and Information Services segment may continue to decline, reflecting general trends in the newspaper industry such as declining newspaper buying by younger audiences and consumers’ increasing reliance on a variety of content providers, including news aggregation websites and customized news feeds, for the delivery of news and information through the Internet, often without charge. Internet sites and mobile applications devoted to recruitment, automobile sales and real estate services have become significant competitors of the Company’s newspapers and websites for classified advertising sales. In addition, due to innovations in content distribution platforms, consumers are now more readily able to watch Internet-delivered content on television sets and mobile devices, in some cases also without charge, which could reduce consumer demand for the Company and its affiliates’ television programming and pay-TV services and adversely affect both its subscription revenue and advertisers’ willingness to purchase television advertising from the Company.

The Company’s ability to compete effectively depends upon its ability to differentiate and distinguish its products and services and anticipate and adapt to changes in consumer tastes and behaviors, which in turn, depends on many factors both within and beyond its control. For example, the Company relies on audience acceptance of the high-quality content in its newspapers, book titles, cable channels and pay-TV programming in order to retain and grow their audiences. Similarly, the success of the Company’s digital real estate services business depends in part on providing more comprehensive, current and accurate real estate listing data than its competitors, which the Company generally obtains through short-term arrangements with MLSs, real estate brokers, real estate agents and other third parties that may not be renewed and/or may be terminated with limited or no notice. Online traffic is also driven by internet search results, and any failure to successfully manage and adapt to changes in search engine optimization across the Company’s businesses could result in significant decreases in traffic to our digital properties, lower advertiser interest in those properties and increased costs if free traffic is replaced with paid traffic.

Some of the Company’s current and potential competitors may have greater resources or better competitive positions in certain areas than it does, which may allow them to respond more effectively to new technologies and changes in market conditions. If the Company is unable to compete successfully against existing or future competitors, its business, results of operations and financial condition could be adversely affected.

The Company Must Respond to New Technologies and Changes in Consumer Behavior and Continue to Innovate and Provide Useful Products in Order to Remain Competitive.

Technology continues to evolve rapidly, and the resulting changes in consumer behavior and preferences create constant opportunities for new and existing competitors that can quickly render the Company’s products and services less valuable. For example, alternative methods for the delivery, storage and consumption of digital content, including the distribution of news and other content through social networking tools and on mobile and other devices, digital distribution models for books and Internet and mobile distribution of video content via streaming and downloading, have empowered consumers to seek more control over when, where and how they consume digital content. Content owners are increasingly delivering their content directly to consumers over the Internet, often without charge, and consumers are able to view such Internet-delivered content on portable devices and televisions. Enhanced Internet capabilities and the development of new media channels may continue to reduce the demand for newspapers and television viewership, which could negatively affect the Company’s revenues.

Other digital platforms and technologies, such as user-generated sites and self-publishing tools, have also reduced the effort and expense of producing and distributing content on a wide scale, allowing digital content providers, customers, suppliers and other third parties to compete with us, often at a lower cost. This trend may drive down the price consumers are willing to spend on the Company’s products disproportionately to the costs associated with generating content and result in relatively low barriers to entry for competing Internet-based products and services. Additional digital distribution channels, such as the Internet and online retailers, have presented, and may continue to present, challenges to the Company’s businesses, including its traditional book publishing model, which could adversely affect sales volume and/or pricing.

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

The Inability to Renew Sports Programming Rights Could Cause the Revenue of Certain of the Company’s Australian Operating Businesses to Decline Significantly in any Given Period, and Programming Costs Could Also Increase Upon Renewal.

The sports rights contracts between certain of the Company’s Australian operating businesses, on the one hand, and various professional sports leagues and teams, on the other, have varying duration and renewal terms. As these contracts expire, renewals on favorable terms may be sought; however, third parties may outbid the current rights holders for the rights contracts. In addition, professional sports leagues or teams may create their own networks or the renewal costs could substantially exceed the original contract cost. The loss of rights could impact the extent of the sports coverage offered by the Company and lead to customer dissatisfaction or, in some cases, loss of customers, which could, in turn, adversely affect its revenues. Upon renewal, the Company’s results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in subscriber and carriage fees and advertising rates.

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

The U.S. and global economies have undergone periods of economic uncertainty which resulted in, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, lower consumer net worth and a dramatic decline in the real estate market. The resulting pressure on the labor and retail markets and the downturn in consumer confidence weakened the economic climate in certain markets in which the Company does business and had an adverse effect on its business, results of operations, financial condition and liquidity, including advertising revenues. Any continued or recurring economic weakness could further impact the Company’s business, reduce its advertising and other revenues and negatively impact the performance of its newspapers, books, digital real estate services business, television operations and other consumer products and services. In addition, further volatility and disruption in the financial markets could make it more difficult and expensive for the Company to obtain financing. These conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company, including as a result of their inability to obtain capital on acceptable terms. The Company is particularly exposed to certain Australian business risks, including specific Australian legal and regulatory risks, consumer preferences and competition, because it holds a substantial amount of Australian assets. As a result, the Company’s results of operations may be adversely affected by negative developments in the Australian market. The Company also has significant operations in the U.K., which recently voted in a referendum to leave the European Union. While the referendum is advisory, the U.K. Government has stated that it intends to give effect to the results of the vote. An exit of the U.K. from the European Union could significantly affect the fiscal, monetary and regulatory landscape in the U.K., lead other member countries to consider leaving the European Union, result in additional volatility and disruption in the financial and other markets and have an adverse impact on the Company’s businesses in the U.K. and elsewhere. Although the Company believes that its capitalization, operating cash flow and current access to credit markets, including the Company’s revolving credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that any further volatility and disruption in domestic and global capital and credit markets will not impair the Company’s liquidity or increase its cost of borrowing.

The Company Has Made and May Continue to Make Strategic Acquisitions and Investments That Introduce Significant Risks and Uncertainties.

In order to position its business to take advantage of growth opportunities, the Company has made and may continue to make strategic acquisitions and investments that involve significant risks and uncertainties. These risks and uncertainties include, among others: (1) the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other anticipated benefits, (3) the potential loss of key employees of the acquired businesses, (4) with respect to investments, risks associated with the inability to control the operations of the business, (5) the risk of diverting the attention of the Company’s senior management from the Company’s operations, (6) the risks associated with integrating financial reporting and internal control systems, (7) the difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses, (8) potential future impairments of goodwill associated with the acquired business or investment and (9) in some cases, increased regulation.

If any acquired business or investment fails to operate as anticipated or an acquired business cannot be successfully integrated with the Company’s existing businesses, the Company’s business, results of operations and financial condition could be adversely affected, and the Company may be required to record non-cash impairment charges for the write-down of certain acquired assets.

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

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities. The Company also relies on third party providers for certain technology and “cloud-based” systems and services that support a variety of business operations. Network and information systems-related events affecting the Company’s systems, or those of third parties upon which the Company’s business relies, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, equipment failure, natural disasters (including extreme weather), terrorist activities, human error or malfeasance that may affect such systems, could result in disruption of the Company’s business and/or loss or improper disclosure of personal data, business information, including intellectual property, or other confidential information. In addition, hardware or software applications the Company develops or procures from third parties may contain design or manufacturing defects that could unexpectedly compromise information security. In recent years, there has been a rise in the number of cyberattacks on companies’ network and information systems, and such attacks have become more sophisticated, targeted and difficult to detect and prevent against. As a result, the risks associated with such an event continue to increase. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and incidents, none of which have been material to the Company to date. Efforts by the Company and its vendors to develop, implement and maintain security measures may not be successful in preventing these events from occurring, particularly given that techniques used to access, disable or degrade service, or sabotage systems change frequently, and any network and information systems-related events could require the Company to expend significant resources to remedy such event. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. While the Company maintains cyber risk insurance, this insurance may not be sufficient to cover all losses from any future breaches of our system.

A significant failure, compromise, breach or interruption of the Company’s systems, or those of third parties upon which its business relies, could result in a disruption of its operations, customer or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations and enforcement actions, lawsuits, remediation costs, a loss of customers or revenues and other financial losses. If any such failure, interruption or similar event results in the improper disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including financial, personal, credit card, confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy.

The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.

As a result of adverse developments in the Company’s industry and challenging economic and market conditions, the Company may recognize impairment charges for write-downs of goodwill, intangible assets, investments and other long-lived assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s financial results. When the Company acquires a business, it records goodwill in an amount equal to the excess of the fair value of the acquired business over the fair value of the identifiable assets and liabilities, including intangible assets, as of the acquisition date. The Company’s management must regularly evaluate goodwill and other acquired intangible assets expected to contribute indefinitely to the Company’s cash flows in order to determine whether, based on projected discounted future cash flows, the carrying value for such assets exceeds current fair value and the Company should recognize an impairment. In accordance with GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including distribution networks, newspaper mastheads, imprints and trademarks, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as prevailing conditions in the capital markets or the economy generally, require the performance of an interim impairment assessment of those assets, as well as other investments and long-lived assets, or require the Company to engage in any additional business restructurings to address these conditions. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units. Any downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or long-lived assets could result in additional impairments for which non-cash charges would be required. Any such charge could be material to the Company’s reported results of operations. The News and Information Services and Cable Network Programming segments have reporting units with goodwill that is at risk for future impairment. As of June 30, 2016, nearly $1.0 billion of goodwill at these reporting units was at risk for future impairment because the fair values of the reporting units exceeded their carrying values by less than 10%. The Company may also incur additional restructuring charges in the future if it is required to further realign its resources in response to significant shortfalls in revenue or other adverse trends.

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

The Company’s business activities are also subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve and have implications for how such data is managed. These laws and regulations could be costly to comply with, limit or restrict aspects of the Company’s business, including, for example, by restricting the use of personal and profiling data to deliver targeted advertisements, and subject the Company to claims and other remedies. For example, the European Union recently adopted the GDPR, which expands the regulation of personal data processing throughout the European Union and significantly increases penalties for non-compliance. See “Governmental Regulation—Data Privacy and Security” for more information.

In addition, the Company’s newspaper businesses in the U.K. are subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by Prime Minister David Cameron in mid-2011. The U.K. Government subsequently published a Royal Charter on Self-Regulation of the Press which established a Recognition Panel responsible for approving and monitoring a new press self-regulatory body. No such regulator has yet been approved by the Recognition Panel, although it is currently considering an application by a newly-formed independent body, IMPRESS. In the meantime, a majority of the U.K. press has established an alternative regulator, the Independent Press Standards Organisation, or IPSO, which began operating in September 2014. IPSO, which has indicated that it does not intend to seek approval by the Recognition Panel, has powers to impose burdens on the print media in the U.K., including the Company’s U.K.-based newspaper businesses. These powers, which include the ability to impose fines of up to £1 million for breaches of IPSO’s Editor’s Code of Practice, may result in competitive disadvantages versus other forms of media and may increase the costs of compliance.

Adverse Results from Litigation or Other Proceedings Could Impact the Company’s Business Practices and Operating Results.

From time to time, the Company is party to litigation, as well as to regulatory and other proceedings with governmental authorities and administrative agencies. For example, a competitor of the Company’s NAM business has filed lawsuits against NAM alleging antitrust violations and seeking treble damages, injunctive relief and attorneys’ fees. The outcome of these matters and other litigation and proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages, injunctive relief or settlement costs that could adversely affect the Company’s results of operations or financial condition as well as the Company’s ability to conduct its business as it is presently being conducted. For example, in February 2016, as part of a settlement agreement relating to an action brought by customers of the NAM business, the Company agreed, subject to District Court approval, to pay the plaintiffs and their attorneys approximately $250 million and settled related claims for approximately $30 million. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel, and other factors. See “Item 3. Legal Proceedings” and Note 15 to the Financial Statements for more information.

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control.

Newsprint is one of the largest expenses of the Company’s newspaper publishing units. During the three months ended June 30, 2016, the Company’s average cost per ton of newsprint was approximately 16% lower than its historical average annual cost per ton over the past five fiscal years on a constant currency basis. The price of newsprint has historically been volatile and the consolidation of newsprint mills over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Failure to maintain the Company’s current consumption levels, further supplier consolidation or the inability to maintain the Company’s existing relationships with its newsprint suppliers could adversely impact newsprint prices in the future.

The Company’s International Operations Expose it to Additional Risks that Could Adversely Affect its Business, Operating Results and Financial Condition.

In its fiscal year ended June 30, 2016, approximately 54% of the Company’s revenues were derived outside the U.S., and the Company is focused on expanding the international scope of its operations. There are risks inherent in doing business internationally, including (1) issues related to managing international operations; (2) economic uncertainty and volatility in local markets and political or social instability; (3) potentially adverse changes in tax laws and regulations; (4) complying with international laws and regulations, including foreign ownership restrictions and data privacy requirements; (5) complying with anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the UK Bribery Act; (6) restrictions on repatriation of funds and foreign currency exchange; and (7) complying with local labor laws and regulations. Events or developments related to these and other risks associated with the Company’s international operations could result in reputational harm and have an adverse impact on the Company’s business, financial condition, operating results and prospects. Challenges associated with operating globally may increase as the Company continues to expand into geographic areas that it believes represent the highest growth opportunities.

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

In connection with the Separation, 21st Century Fox received a private letter ruling from the Internal Revenue Service (“IRS”) to the effect that, among other things, the distribution of the Company’s Class A Common Stock and Class B Common Stock qualified as tax-free under Sections 368 and 355 of the Internal Revenue Code of 1986, as amended (the “Code”) except for cash received in lieu of fractional shares. In addition, 21st Century Fox received an opinion from its tax counsel confirming the tax-free status of the Separation for U.S. federal income tax purposes, including the satisfaction of the requirements under Sections 368 and 355 of the Code not specifically addressed in the IRS private letter ruling. The opinion of 21st Century Fox’s tax counsel is not binding on the IRS or the courts, and there is no assurance that the IRS or a court will not take a contrary position.

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

In addition, in connection with the Separation, the Company’s Board of Directors adopted a stockholder rights agreement, which it extended in June 2014 and again in June 2015. Pursuant to the second amended and restated stockholder rights agreement, each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its Class A Common Stock and Class B Common Stock in the event that a person or group acquires beneficial ownership of 15% or more of the then-outstanding Class B Common Stock without approval of the Company’s Board of Directors, subject to exceptions for persons beneficially owning 15% or more of the Company’s Class B Common Stock immediately following the Separation. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. The rights expire on June 18, 2018, except as otherwise provided in the rights agreement. Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of August 5, 2016, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of August 5, 2016. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of August 5, 2016. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the second amended and restated stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

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

United States

The Company’s principal real properties in the U.S. are the following:

(a)	The U.S. headquarters of the Company, located at 1211 Avenue of the Americas, New York, New York and the offices of the Company located at 1185 Avenue of the Americas, New York, New York, each of which are subleased from 21st Century Fox. These spaces include the executive and corporate offices of the Company, the executive and editorial offices of Dow Jones, the editorial offices of the Post and the executive offices of NAM;

(b)	The leased offices of HarperCollins U.S. in New York, New York;

(c)	The leased offices of HarperCollins U.S. in Scranton, Pennsylvania;

(d)	The leased printing plant of the Post located in Bronx, New York;

(e)	The leased offices of Move in Santa Clara, California;

(f)	The leased offices of NAM in Wilton, Connecticut; and

(g)	The office space campus owned by the Company in South Brunswick, New Jersey.

Europe

The Company’s principal real properties in Europe are the following:

(a)	The leased headquarters and editorial offices of the London operations of News UK, Dow Jones and HarperCollins at The News Building, 1 London Bridge Street, London, England;

(b)	The newspaper production and printing facilities for its U.K. newspapers, which consist of:

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

4.	The Company-owned print center and office building in Brisbane, Australia at which The Courier-Mail and Sunday Mail are printed and published; and

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

In addition, civil claims have been brought against the Company with respect to, among other things, voicemail interception and inappropriate payments to public officials at the Company’s former publication, The News of the World, and at The Sun, and related matters (the “U.K. Newspaper Matters”). The Company has admitted liability in many civil cases and has settled a number of cases. The Company also settled a number of claims through a private compensation scheme which was closed to new claims after April 8, 2013.

In connection with the Separation, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox would indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the previously concluded criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis.

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $42 million, $101 million and $169 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. With respect to the fees and costs incurred during the fiscal years ended June 30, 2016, 2015 and 2014, the Company has been or will be indemnified by 21st Century Fox for $23 million, net of tax, $51 million, net of tax, and $97 million, net of tax, respectively, pursuant to the indemnification arrangements described above.

As of June 30, 2016, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $99 million, of which approximately $55 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Other current assets on the Balance Sheet as of June 30, 2016. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters. The Company is not able to predict the ultimate outcome or cost of the civil claims. It is possible that these proceedings and any adverse resolution thereof could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

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

On September 10, 2015, the District Court granted a stipulation dismissing with prejudice the Named Plaintiffs’ claims relating to free-standing insert coupons. Trial began on February 29, 2016, and on such date, the parties agreed to settle the litigation. Under the terms of the settlement, which remains subject to District Court approval, the NAM Group agreed, among other things, to pay the plaintiffs and their attorneys approximately $250 million, and the parties agreed to dismiss the litigation with prejudice. The District Court has scheduled a final settlement approval hearing for September 21, 2016. The NAM Group also settled related claims for approximately $30 million. As a result, the Company recorded one-time costs of approximately $280 million for the fiscal year ended June 30, 2016 in NAM Group and Zillow settlements, net in the Company’s Statement of Operations.

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) initiated legal proceedings against certain of the Company’s subsidiaries alleging violations of various antitrust laws. These proceedings are described in further detail below.

•

Valassis previously initiated an action against NAI, NAM FSI and NAM In-Store Services (collectively, the “NAM Parties”), captioned Valassis Communications, Inc. v. News America Incorporated, et al., No. 2:06-cv-10240 (E.D. Mich.) (“Valassis I”), alleging violations of federal antitrust laws, which was settled in February 2010. On November 8, 2013, Valassis filed a motion for expedited discovery in the previously settled case based on its belief that defendants had engaged in activities prohibited under an order issued by the U.S. District Court for the Eastern District of Michigan in connection with the parties’ settlement, which motion was granted by the magistrate judge.

Valassis subsequently filed a Notice of Violation of an order issued by the District Court in Valassis I. The Notice contained allegations that were substantially similar to the allegations Valassis made in Valassis II, described below, and sought treble damages, injunctive relief and attorneys’ fees. The Notice also re-asserted claims of unlawful bundling and tying which the magistrate judge had previously recommended be dismissed from Valassis II on the grounds that such claims could only be brought before a panel of antitrust experts previously appointed in Valassis I (the “Antitrust Expert Panel”). On March 2, 2015, the NAM Parties filed a motion to refer the Notice to the Antitrust Expert Panel or, in the alternative, strike the Notice. The District Court granted the NAM Parties’ motion in part on March 30, 2016 and ordered that the Notice be referred to the Antitrust Expert Panel. The District Court further ordered that the case be administratively closed and that it may be re-opened following proceedings before the Antitrust Expert Panel.

•

On November 8, 2013, Valassis also filed a new complaint in the U.S. District Court for the Eastern District of Michigan against the NAM Group alleging violations of federal and state antitrust laws and common law business torts (“Valassis II”). The complaint sought treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the newly filed complaint.

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

On May 17, 2016, the District Court held a status conference to discuss the referral to the Antitrust Expert Panel in both Valassis I and Valassis II. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously in both actions.

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

News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The NASDAQ Global Select Market (“NASDAQ”), its principal market, under the symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A Common Stock and Class B Common Stock are listed and traded on the Australian Securities Exchange (“ASX”) under the symbols “NWSLV” and “NWS,” respectively. As of June 30, 2016, there were approximately 25,000 holders of record of shares of Class A Common Stock and 760 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Class A Common Stock and Class B Common Stock, as reported on NASDAQ.

	Class B Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal year ended June 30, 2015:
First Quarter	$17.82	16.01	18.41	16.33
Second Quarter	16.61	14.09	16.96	14.28
Third Quarter	17.11	14.25	17.55	14.68
Fourth Quarter	16.24	13.88	16.45	14.17

Fiscal year ended June 30, 2016:
First Quarter	15.62	12.62	15.92	12.63
Second Quarter	15.74	12.24	15.68	12.16
Third Quarter	14.45	10.74	13.81	10.21
Fourth Quarter	13.55	10.90	13.06	10.54

Dividends

In February 2016, the Company’s Board of Directors (the “Board of Directors”) declared a semi-annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock. This dividend was paid on April 13, 2016 to stockholders of record at the close of business on March 9, 2016. In August 2015, the Board of Directors declared a semi-annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock. This dividend was paid on October 21, 2015 to stockholders of record at the close of business on September 16, 2015. No dividends were declared or paid in fiscal 2015. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

Issuer Purchases of Equity Securities

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. Through August 5, 2016 the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate purchase price of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 5, 2016 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

The following table is a summary of the Company’s purchases of its Class A Common Stock during the fiscal year ended June 30, 2016.

	Total Number of Shares Repurchased	Average Price per Share	Total Cost of Purchase
	(in thousands, except per share amounts)
Total first quarter fiscal 2016	891	$14.44	$12,864
Total second quarter fiscal 2016	281	12.35	3,470
Total third quarter fiscal 2016	1,922	11.86	22,795

Total fiscal 2016	3,094	$12.65	$39,129

The Company did not purchase any of its Class B Common Stock during the fiscal year ended June 30, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated and combined financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the fiscal years ended June 30,
	2016(b)	2015(b)	2014(b)	2013(c)	2012(c)(d)
	(in millions except per share information)
STATEMENT OF OPERATIONS DATA:
Revenues	$8,292	$8,524	$8,486	$8,789	$8,570
Income (loss) from continuing operations attributable to News Corporation stockholders(a)	164	298	381	612	(2,032)
Net income (loss) attributable to News Corporation stockholders	179	(147)	239	506	(2,075)
Income (loss) from continuing operations available to News Corporation stockholders —basic and diluted	0.28	0.51	0.65	1.06	(3.51)
Net income (loss) available to News Corporation stockholders per share—basic and diluted	0.30	(0.26)	0.41	0.87	(3.58)
Cash dividends per share of Class A and Class B Common Stock	0.20	—	—	—	—

	As of June 30,
	2016	2015	2014	2013(e)	2012
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$1,832	$1,951	$3,145	$2,381	$1,133
Total assets	15,483	15,035	16,351	15,523	12,991
Total borrowings	372	—	—	—	—
Redeemable preferred stock	20	20	20	20	—

(a)

During the fiscal year ended June 30, 2016, the Company recognized $158 million ($98 million, net of tax) in net settlement costs associated with the NAM Group and Zillow legal settlements. The Company recognized one-time costs of approximately $280 million in connection with the settlement of certain litigation and related claims at News America Marketing during the three months ended March 31, 2016. In addition, the Company recognized a gain of $122 million in connection with the settlement of litigation with Zillow, Inc., which reflects settlement proceeds received from Zillow of $130 million, less $8 million paid to the National Association of Realtors® during the three months ended June 30, 2016.

(b)

See Notes 3, 4, 5, 6, 8 and 15 to the Consolidated Financial Statements of News Corporation for information with respect to significant acquisitions, disposals, discontinued operations, impairment charges, restructuring charges, contingencies and legal settlements and other transactions during fiscal 2016, 2015 and 2014.

(c)

On June 28, 2013 (the “Distribution Date”), the Company completed the separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”). As of the effective time of the Separation, all of the outstanding shares of the Company were distributed to 21st Century Fox stockholders based on a distribution ratio of one share of Company Class A or Class B Common Stock for every four shares of 21st Century Fox Class A or Class B Common Stock, respectively, held of record as of June 21, 2013 (the “Record Date”). Prior to the Separation, the Company’s combined financial statements were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of 21st Century Fox. The Company’s consolidated statement of operations for the fiscal years ended June 30, 2013 and 2012 included allocations of general corporate expenses for certain support functions that were provided on a centralized basis by 21st Century Fox and not recorded at the business unit level, such as expenses related to finance, human resources, information technology, facilities and legal, among others.

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

(d)	During fiscal 2012, the Company recorded non-cash impairment charges of approximately $2.6 billion ($2.2 billion, net of tax) related to the News and Information Services segment.
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

During the first quarter of fiscal 2016, management approved a plan to dispose of the Company’s digital education business. As a result of the plan and the discontinuation of further significant business activities in the Digital Education segment, the assets and liabilities of this segment were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. Unless indicated otherwise, the information in the notes to the Consolidated Financial Statements relates to the Company’s continuing operations. (See Note 4 to the Consolidated Financial Statements).

The consolidated financial statements are referred to herein as the “Consolidated Financial Statements.” The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.” The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during fiscal 2016, fiscal 2015 and fiscal 2014 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three fiscal years ended June 30, 2016, respectively. This analysis is presented on a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed. The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2016, fiscal 2015 and fiscal 2014 include 53, 52 and 52 weeks, respectively. As a result, the Company has referenced the impact of the 53rd week, where applicable, when providing analysis of the results of operations.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three fiscal years ended June 30, 2016, respectively, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of June 30, 2016.

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

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the global print and digital product offerings of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, as well as the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones PEVC and DJX. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier-Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes both News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform.

•

Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Books, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Mitch Albom, Veronica Roth, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and the Divergent series.

•

Digital Real Estate Services—The Digital Real Estate Services segment consists primarily of the Company’s interests in REA Group Limited (“REA Group”) and Move, Inc. (“Move”). REA Group is a publicly traded company listed on the Australian Securities Exchange (“ASX”) (ASX: REA) that advertises property and property-related services on websites and mobile applications across Australia, Europe and Asia. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au. The Company holds a 61.6% interest in REA Group.

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

channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, international cricket and Australian Rugby Union.

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

The Company’s traditional print business faces challenges from alternative media formats and shifting consumer preferences. The Company is also exposed to the impact of long-term structural movements in advertising spending, in particular, the move in advertising from print to digital. These alternative media formats could impact the Company’s overall performance, positively or negatively. In addition, technologies have been and will continue to be developed that allow users to block advertising on websites and mobile devices, which may impact advertising rates or revenues.

As a multi-platform news provider, the Company recognizes the importance of maximizing revenues from a variety of media formats and platforms, both in terms of paid-for content and in new advertising models, and continues to invest in its digital products. Technologies such as smartphones, tablets and similar devices and their related applications provide continued opportunities for the Company to make its journalism available to a new audience of readers, introduce new or different pricing schemes, and develop its products to continue to attract advertisers and/or affect the relationship between publisher and consumer. The Company continues to develop and implement strategies to exploit its content across a variety of media channels and platforms.

Book Publishing

The Book Publishing segment derives revenues from the sale of general fiction, nonfiction, children’s and religious books in the U.S. and internationally. The revenues and operating results of the Book Publishing segment are significantly affected by the timing of releases and the number of its books in the marketplace. The book publishing marketplace is subject to increased periods of demand during the end-of-year holiday season in its main operating geographies. This marketplace is highly competitive and continues to change due to technological developments and other factors. Each book is a separate and distinct product, and its financial success depends upon many factors, including public acceptance.

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

Other Business Developments

On June 30, 2016, the Company announced that it had reached an agreement on the terms of a recommended cash offer (the “Offer”) to acquire Wireless Group plc (“Wireless Group”) for a purchase price of 315 pence per share in cash, or approximately £220 million (approximately $300 million) in the aggregate, plus any assumed debt at closing. Wireless Group, a publicly-traded company listed on the London and Irish Stock Exchanges, operates TalkSPORT, the leading sports radio network in the U.K., and a portfolio of radio stations in the U.K. and Ireland. The proposed acquisition is expected to broaden the Company’s range of services in the U.K., Ireland and internationally. The Offer is subject to customary closing conditions, including shareholder acceptances and regulatory approval, as well as the other terms set forth in the Company’s Offer Document. As a result of U.K. takeover regulations requiring the Company to demonstrate that necessary financial resources are available to enable full satisfaction of the consideration payable in the Offer, the Company has specifically set aside $315 million of cash for the Offer and has classified it as restricted cash in the Balance Sheet as of June 30, 2016.

In June 2016, the Company entered into an agreement to purchase Australian Regional Media (“ARM”) from APN News and Media Limited (“APN”) for approximately $30 million. ARM operates a portfolio of regional print assets and websites and extends the reach of the Australian newspaper business to new customers in new geographic regions. The acquisition is subject to regulatory and APN shareholder approval.

In May 2016, REA Group acquired Flatmates.com.au Pty Ltd (“Flatmates”) for $19 million in cash at closing and up to $15 million in future cash consideration related to payments contingent upon the achievement of certain performance objectives. Flatmates operates the Flatmates.com.au website, which is a market leading share accommodation site in Australia. The acquisition enhances REA Group’s Australian product offering by extending its reach into the quickly growing share accommodation business. Flatmates is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.

In February 2016, the Company acquired a 92% interest in DIAKRIT International Limited (“DIAKRIT”) for approximately $40 million in cash. The Company has the option to purchase, and the minority shareholders also have the option to sell to the Company, the remaining 8% in two tranches over the next six years at fair value. DIAKRIT is a digital visualization solutions company that helps homeowners see the potential in their future living environment with digital visualization solutions that enable them to plan, furnish and decorate their dream home, while also helping agents and developers generate more buyer inquiries and accelerate their property sale processes. DIAKRIT’s results are included within the Digital Real Estate Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

In February 2016, REA Group increased its investment in iProperty Group Limited (“iProperty”) from 22.7% to approximately 86.9% for A$482 million in cash (approximately $340 million). The remaining 13.1% not currently owned will become mandatorily redeemable during fiscal 2018, and as a result, the Company recognized a liability of approximately $76 million. The acquisition was funded primarily with the proceeds from borrowings under an unsecured syndicated revolving loan facility (the “REA Facility”). (See Note 9 to the Consolidated Financial Statements). The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. iProperty is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment. During the fiscal year ended June 30, 2016, REA Group recognized a gain of $29 million related to the revaluation of its previously held equity interest in iProperty in Other, net in the Statements of Operations.

The total fair value of iProperty at the acquisition date is set forth below (in millions):

Cash paid for iProperty equity	$340
Deferred consideration	76

Total consideration	416

Fair value of previously held iProperty investment	120

Total fair value	$536

On September 30, 2015, the Company acquired Unruly Holdings Limited (“Unruly”) for approximately £60 million (approximately $90 million) in cash and up to £56 million (approximately $86 million) in future cash consideration related to payments primarily contingent upon the achievement of certain performance objectives. Unruly is a leading global video distribution platform that is focused on delivering branded video advertising across websites and mobile devices. Unruly’s results of operations are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review

In July 2015, the Company acquired Checkout 51 Mobile Apps ULC (“Checkout 51”) for approximately $13 million in cash at closing and approximately $10 million in deferred cash consideration which was paid during fiscal 2016. Checkout 51 is a data-driven digital coupon company that provides News America Marketing with a leading receipt recognition mobile app which enables packaged goods companies and brands to reach consumers with highly personalized marketing campaigns. Checkout 51’s results are included within the News and Information Services segment.

During fiscal 2015, the Company purchased a 14.99% interest in APN for approximately $112 million. During fiscal 2016, the Company participated in an entitlement offer to maintain its 14.99% interest for $20 million. APN operates a portfolio of Australian radio and outdoor media assets.

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

In November 2014, SEEKAsia Limited (“SEEK Asia”), in which the Company owned a 12.1% interest, acquired the online employment businesses of JobStreet Corporation Berhad (“JobStreet”), which were combined with JobsDB, Inc., SEEK Asia’s existing online employment business. The transaction was funded primarily through additional contributions by SEEK Asia shareholders which did not have an impact on the Company’s ownership. The Company’s share of the funding contribution was approximately $60 million. In June 2015, the Company purchased an additional 0.8% interest in SEEK Asia for approximately $7 million, which increased the Company’s investment to approximately 12.9%. In June 2016, the Company’s interest in SEEK Asia increased to approximately 13.75% as a result of the repurchase and cancellation of shares owned by certain other shareholders.

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

In April 2014, The Rubicon Project, Inc. (“Rubicon”), in which the Company owned approximately 5.6 million shares as of March 31, 2014, completed an initial public offering of its common stock. The Company sold approximately 850 thousand shares as part of the public offering which resulted in a pre-tax gain on sale of $6 million. Prior to the public offering, the Company’s investment in Rubicon was recorded in the Balance Sheets at cost. As a result of the offering, the Company’s remaining investment in Rubicon was designated as an available-for-sale security as of April 2014, and carried at fair value. Unrealized gains and losses from available-for-sale securities are reported as a component of accumulated other comprehensive (loss) income, net of tax, in stockholders’ equity.

In December 2013, the Company acquired Storyful Limited (“Storyful”), a social media content agency, for approximately $25 million, of which $19 million was paid in cash, with the remainder primarily related to an earn-out that was contingent upon the achievement of certain performance objectives. The Storyful acquisition complements the Company’s existing video capabilities, including the creation and distribution of original and on-demand programming such as WSJ Live and BallBall. Storyful’s results are included within the News and Information Services segment.

In September 2013, the Company sold the Dow Jones Local Media Group, which operated eight daily and fifteen weekly newspapers in seven states. The gain recognized on the sale of LMG was not significant as the carrying value of the assets held for sale on the date of sale approximated the proceeds received.

Results of Operations—Fiscal 2016 versus Fiscal 2015

The following table sets forth the Company’s operating results for fiscal 2016 as compared to fiscal 2015.

	For the fiscal years ended June 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$3,644	$3,835	$(191)	(5)%
Circulation and Subscription	2,569	2,608	(39)	(1)%
Consumer	1,578	1,594	(16)	(1)%
Other	501	487	14	3%

Total Revenues	8,292	8,524	(232)	(3)%
Operating expenses	(4,728)	(4,952)	224	5%
Selling, general and administrative	(2,722)	(2,627)	(95)	(4)%
NAM Group and Zillow settlements, net	(158)	—	(158)	**
Depreciation and amortization	(505)	(498)	(7)	(1)%
Impairment and restructuring charges	(89)	(84)	(5)	(6)%
Equity earnings of affiliates	30	58	(28)	(48)%
Interest, net	43	56	(13)	(23)%
Other, net	18	75	(57)	(76)%

Income from continuing operations before income tax benefit (expense)	181	552	(371)	(67)%
Income tax benefit (expense)	54	(185)	239	**

Income from continuing operations	235	367	(132)	(36)%
Income (loss) from discontinued operations, net of tax	15	(445)	460	**

Net income (loss)	250	(78)	328	**
Less: Net income attributable to noncontrolling interests	(71)	(69)	(2)	(3)%

Net income (loss) attributable to News Corporation	$179	$(147)	$326	**

**	not meaningful

Revenues—Revenues decreased $232 million, or 3%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015. The revenue decrease was mainly due to a decrease in revenues at the News and Information Services segment of $393 million, primarily resulting from the negative impact of foreign currency fluctuations, weakness in the print advertising market and lower free-standing insert product revenues at News America Marketing. The revenue decrease was partially offset by an increase in revenues at the Digital Real Estate Services segment of $197 million, primarily as a result of the acquisition of Move in November 2014 and increased revenues at REA Group. The impact of the 53rd week in fiscal 2016 resulted in a revenue increase of approximately $112 million. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $455 million for the fiscal year ended June 30, 2016 as compared to fiscal 2015.

Operating Expenses—Operating expenses decreased $224 million, or 5%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015. The decrease in Operating expenses was mainly due to a decrease in operating expenses at the News and Information Services segment of $300 million, primarily as a result of the positive impact of foreign currency fluctuations, lower newsprint, production and distribution costs and the impact of cost savings initiatives. The decrease in Operating expenses was partially offset by higher operating expenses at the Digital Real Estate Services segment due to the acquisition of Move in November 2014 and at the Book Publishing segment primarily due to higher costs associated with increased print book sales. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $199 million for the fiscal year ended June 30, 2016 as compared to fiscal 2015.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $95 million, or 4%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015. The increase in Selling, general and administrative expenses was primarily due to higher expenses at the Digital Real Estate Services segment as a result of the acquisition of Move in November 2014 and increased costs in the News and Information Services segment. The increases at the News and Information Services segment were primarily related to the acquisition of Unruly in September 2015 and Checkout 51 in July 2015 as well as increased brand marketing and promotional expenses at the U.K. newspapers. These increases were partially offset by the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $186 million for the fiscal year ended June 30, 2016 as compared to fiscal 2015.

NAM Group and Zillow settlements, net—During the fiscal year ended June 30, 2016, the Company recognized one-time costs of approximately $280 million in connection with the settlement of certain litigation and related claims at News America Marketing. In addition, in the three months ended June 30, 2016, the Company recognized a gain of $122 million in connection with the settlement of litigation with Zillow, Inc. (“Zillow”), which reflects settlement proceeds received from Zillow of $130 million, less $8 million paid to the National Association of Realtors® (“NAR”). (See Note 15 to the Consolidated Financial Statements).

Depreciation and amortization—Depreciation and amortization expense increased $7 million, or 1%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015, primarily due to increased depreciation and amortization expense at the Digital Real Estate Services segment due to the acquisition of Move in November 2014, partially offset by the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $27 million for the fiscal year ended June 30, 2016 as compared to fiscal 2015.

Impairment and restructuring charges—In fiscal 2016, the Company recorded restructuring charges of $89 million, of which $79 million related to the News and Information Services segment. The restructuring charges were primarily related to employee termination benefits.

In fiscal 2015, the Company recorded restructuring charges of $84 million, of which $75 million related to the News and Information Services segment. The restructuring charges were primarily related to employee termination benefits.

Equity earnings of affiliates—Equity earnings of affiliates decreased $28 million, or 48%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015, primarily as a result of lower net income at Foxtel.

	For the fiscal years ended June 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Foxtel(a)	$38	$59	$(21)	(36)%
Other equity affiliates, net(b)	(8)	(1)	(7)	**

Total Equity earnings of affiliates	$30	$58	$(28)	(48)%

**	not meaningful
(a)

In accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), the Company amortized $52 million and $57 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30, 2016 and 2015, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations. (See Note 6 to the Consolidated Financial Statements).

For the fiscal year ended June 30, 2016, Foxtel revenues decreased $279 million, or 10%, as a result of the negative impact of foreign currency fluctuations, which more than offset higher revenues in local currency. Operating income decreased primarily due to the negative net impact of foreign currency fluctuations, increased investment in programming to support subscriber growth, higher offer costs and continued investment in Presto, partially offset by lower depreciation expense resulting from Foxtel’s reassessment of the useful lives of cable and satellite installations. Net income decreased as a result of the lower operating income noted above, partially offset by lower income tax expense.

(b)	Other equity affiliates, net for the fiscal year ended June 30, 2016 includes losses primarily from the Company’s interests in Draftstars and Elara Technologies, which owns PropTiger.

Interest, net—Interest, net for the fiscal year ended June 30, 2016 decreased $13 million, or 23%, as compared to fiscal 2015, primarily due to the negative impact of foreign currency fluctuations and interest expense associated with the REA Facility. (See Note 9 to the Consolidated Financial Statements).

Other, net—

	For the fiscal years ended June 30,
(in millions)	2016	2015
Gain on iProperty transaction(a)	$29	$—
Impairment of marketable securities and cost method investments(b)	(21)	(5)
Gain on sale of marketable securities(c)	—	29
Dividends received from cost method investments	—	25
Gain on sale of cost method investments	—	15
Other	10	11

Total Other, net	$18	$75

(a)

REA Group recognized a gain of $29 million resulting from the revaluation of its previously held equity interest in iProperty during the fiscal year ended June 30, 2016. (See Note 3 to the Consolidated Financial Statements).

(b)

The Company recorded write-offs and impairments of certain investments in the fiscal years ended June 30, 2016 and 2015. These write-offs and impairments were taken either as a result of the deteriorating financial position of the investee or due to an other-than-temporary impairment resulting from sustained losses and limited prospects for recovery. (See Note 6 to the Consolidated Financial Statements.)

(c)

In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive income and included in Other, net in the Statement of Operations.

Income tax benefit (expense)—The Company’s income tax benefit and effective tax rate for the fiscal year ended June 30, 2016 were $54 million and (30%), respectively, as compared to an income tax expense and effective tax rate of $185 million and 34%, respectively, for fiscal 2015.

For the fiscal years ended June 30, 2016 the Company recorded a tax benefit of $54 million on pre-tax income of $181 million resulting in an effective tax rate that was lower than the U.S. statutory tax. The lower tax rate was primarily due to a tax benefit of approximately $106 million related to the release of previously established valuation allowances related to certain U.S. federal net operating losses and state deferred tax assets. This benefit was recognized in conjunction with management’s plan to dispose of the Company’s digital education business in the first quarter of fiscal 2016, as the Company now expects to generate sufficient U.S. taxable income to utilize these deferred tax assets prior to expiration. In addition, the effective tax rate was also impacted by the $29 million non-taxable gain resulting from the revaluation of REA Group’s previously held equity interest in iProperty.

For the fiscal year ended June 30, 2015, the Company’s effective tax rate was lower than the U.S. statutory tax rate primarily due to the impact from foreign operations which are subject to lower tax rates, partially offset by the impact of nondeductible items and changes in our accrued liabilities for uncertain tax positions. (See Note 18 to the Consolidated Financial Statements).

Income (loss) from discontinued operations, net of tax—For the fiscal year ended June 30, 2016, the Company recorded income from discontinued operations, net of tax, of $15 million as compared to a loss of $445 million for fiscal 2015. The income recognized in fiscal 2016 was primarily due to the impact of a $144 million tax benefit recognized upon reclassification of the Digital Education segment to discontinued operations, a tax benefit of $30 million related to the current year operations and lower operating losses as a result of the sale of Amplify Insight and Amplify Learning, which more than offset the pre-tax non-cash impairment charge recognized in the first quarter of fiscal 2016 of $76 million and $17 million in severance and lease termination charges recognized in the second quarter of fiscal 2016. The loss recognized in fiscal 2015 primarily relates to a non-cash impairment charge of $371 million recorded in the three months ended June 30, 2015 and a full year of operating losses at Amplify in 2015. (See Note 4 to the Consolidated Financial Statements).

Net income (loss)—Net income increased $328 million for the fiscal year ended June 30, 2016 as compared to fiscal 2015 primarily due to higher income from discontinued operations and the income tax benefit discussed above, partially offset by the negative net impact of the NAM Group and Zillow legal settlements, lower Total Segment EBITDA, the lower contribution from Other, net, lower equity earnings, primarily from Foxtel, and lower Interest, net.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $2 million for the fiscal year ended June 30, 2016 as compared to fiscal 2015, due to higher results at REA Group, partially offset by the negative impact of foreign currency fluctuations.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses, and selling, general and administrative expenses and excluding the impact from the NAM Group and Zillow legal settlements. Segment EBITDA does not include: Depreciation and amortization, impairment and restructuring charges, equity earnings of affiliates, interest, net, other, net, income tax benefit (expense) and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

Segment EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources within the Company’s businesses. Segment EBITDA provides management, investors and equity analysts with a measure to analyze the operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). The Company believes that information about Segment EBITDA allows users of its Consolidated Financial Statements to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insight into both operations and the other factors that affect reported results.

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

	For the fiscal years ended June 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$8,292	$8,524	$(232)	(3)%
Operating expenses	(4,728)	(4,952)	224	5%
Selling, general and administrative expenses	(2,722)	(2,627)	(95)	(4)%
NAM Group and Zillow settlements, net	(158)	—	(158)	**

Total Segment EBITDA	684	945	(261)	(28)%
Depreciation and amortization	(505)	(498)	(7)	(1)%
Impairment and restructuring charges	(89)	(84)	(5)	(6)%
Equity earnings of affiliates	30	58	(28)	(48)%
Interest, net	43	56	(13)	(23)%
Other, net	18	75	(57)	(76)%

Income from continuing operations before income tax benefit (expense)	181	552	(371)	(67)%
Income tax benefit (expense)	54	(185)	239	**

Income from continuing operations	$235	$367	$(132)	(36)%

**	not meaningful

	For the fiscal years ended June 30,
	2016		2015
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$5,338	$214	$5,731	$603
Book Publishing	1,646	185	1,667	221
Digital Real Estate Services	822	344	625	201
Cable Network Programming	484	124	500	135
Other	2	(183)	1	(215)

Total	$8,292	$684	$8,524	$945

News and Information Services (64% and 67% of the Company’s consolidated revenues in fiscal 2016 and 2015, respectively)

	For the fiscal years ended June 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$2,810	$3,163	$(353)	(11)%
Circulation and Subscription	2,107	2,159	(52)	(2)%
Other	421	409	12	3%

Total Revenues	5,338	5,731	(393)	(7)%
Operating expenses	(3,142)	(3,442)	300	9%
Selling, general and administrative	(1,702)	(1,686)	(16)	(1)%
NAM Group settlement	(280)	—	(280)	**

Segment EBITDA	$214	$603	$(389)	(65)%

**	—not meaningful

For the fiscal year ended June 30, 2016, revenues at the News and Information Services segment decreased $393 million, or 7%, as compared to fiscal 2015. The revenue decrease was mainly due to lower advertising revenues of $353 million as compared to fiscal 2015, primarily resulting from the negative impact of foreign currency fluctuations, weakness in the print advertising market and lower free-standing insert product revenues at News America Marketing. Circulation and subscription revenues for the fiscal year ended June 30, 2016 decreased $52 million as compared to fiscal 2015 due to the negative impact of foreign currency fluctuations of $109 million, which more than offset higher paid circulation and subscription revenues at Dow Jones and the Australian newspapers resulting from price increases and digital subscriber growth. Other revenues for the fiscal year ended June 30, 2016 increased $12 million as compared to fiscal 2015, primarily due to the $45 million contribution from Unruly which was acquired in September 2015, partially offset by lower other revenues at the U.K. newspapers and the negative impact of foreign currency fluctuations. The impact of the 53rd week in fiscal 2016 resulted in a revenue increase of approximately $77 million.

For the fiscal year ended June 30, 2016, Segment EBITDA at the News and Information Services segment decreased $389 million, or 65%, as compared to fiscal 2015. The decrease was primarily due to one-time costs of approximately $280 million recognized in connection with the settlement of certain litigation and related claims, lower free-standing insert product revenues and a loss of $20 million at Checkout 51, primarily related to investment spending and acquisition-related costs. Segment EBITDA was also impacted by a decrease of $27 million at the Australian newspapers, primarily resulting from the negative net impact of foreign currency fluctuations and lower advertising revenues, which more than offset the impact of lower newsprint, production and distribution costs, and at the U.K. newspapers of $23 million, primarily due to lower revenues and higher promotion and marketing costs. These decreases were partially offset by an increase of $22 million at Dow Jones, primarily due to lower newsprint, production and distribution costs and the impact of cost savings initiatives.

News Corp Australia

Revenues at the Australian newspapers for the fiscal year ended June 30, 2016 decreased 16% compared to fiscal 2015, with the impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulting in a revenue decrease of $194 million, or 13%. Advertising revenues declined $203 million, primarily as a result of the negative impact of foreign currency fluctuations and weakness in the print advertising market in Australia. Circulation and subscription revenues declined $43 million due to the negative impact of foreign currency fluctuations, as price increases, digital subscriber growth and the positive impact of the 53rd week more than offset print volume declines.

News UK

Revenues at the U.K. newspapers for the fiscal year ended June 30, 2016 decreased 10% as compared to fiscal 2015. Advertising revenues decreased $63 million, primarily due to print market declines and the negative impact of foreign currency fluctuations. Circulation and subscription revenues decreased $41 million due to the negative impact of foreign currency fluctuations. Lower revenues resulting from single-copy volume declines, primarily at The Sun, and changes in the digital strategy at The Sun, were offset by cover price increases, higher subscriptions at The Times and The Sunday Times and the positive impact of the 53rd week. Other revenues decreased $38 million due to a reduction in newsprint sales to third parties. The impact of this revenue decrease was offset in large part by lower operating expenses. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $80 million, or 6%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015.

Dow Jones

Revenues for the fiscal year ended June 30, 2016 were relatively flat as compared to fiscal 2015. Circulation and subscription revenues increased by $33 million, primarily due to price increases and digital volume growth at The Wall Street Journal, modest growth in subscription revenues in the professional information business and the positive impact of the 53rd week, partially offset by the negative impact of foreign currency fluctuations. This increase was partially offset by lower advertising revenues of $27 million as a result of lower print advertising, partially offset by higher digital advertising revenues and the positive impact of the 53rd week. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $10 million, or 1%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015.

News America Marketing

Revenues at News America Marketing decreased 6% for the fiscal year ended June 30, 2016 as compared to fiscal 2015, primarily due to decreased revenues for free-standing insert products of $98 million, partially offset by increased in-store product revenues of $18 million.

Book Publishing (20% of the Company’s consolidated revenues in fiscal 2016 and 2015)

	For the fiscal years ended June 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$1,578	$1,594	$(16)	(1)%
Other	68	73	(5)	(7)%

Total Revenues	1,646	1,667	(21)	(1)%
Operating expenses	(1,145)	(1,106)	(39)	(4)%
Selling, general and administrative	(316)	(340)	24	7%

Segment EBITDA	$185	$221	$(36)	(16)%

For the fiscal year ended June 30, 2016, revenues at the Book Publishing segment decreased $21 million, or 1%, as compared to fiscal 2015. The decrease was primarily the result of $69 million in higher sales of the Divergent series by Veronica Roth and American Sniper by Chris Kyle in the prior year, an industry-wide decline in e-book sales and the negative impact of foreign currency fluctuations. These decreases were partially offset by higher print book sales across all genres, including sales of Go Set a Watchman by Harper Lee in fiscal 2016 of $42 million, and $23 million related to the acquisition of Harlequin in August 2014. The Company sold 2.0 million net units of the Divergent series in the fiscal year ended June 30, 2016 as compared to 8.3 million net units in fiscal 2015. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $39 million, or 2%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015. Digital sales represented 19% of Consumer revenues during fiscal 2016. Digital sales decreased 15% as compared to fiscal 2015 due to an industry-wide decline in e-book sales and the lower contribution from the Divergent series. During the fiscal year ended June 30, 2016, HarperCollins had 239 titles on The New York Times Bestseller List, with 30 titles reaching the number one position. The impact of the 53rd week in fiscal 2016 resulted in a revenue increase of approximately $19 million.

For the fiscal year ended June 30, 2016, Segment EBITDA at the Book Publishing segment decreased $36 million, or 16%, as compared to fiscal 2015. The decrease was primarily due to the industry-wide decline in e-book sales and lower contribution from the Divergent series and American Sniper, partially offset by cost savings initiatives and the contribution from higher print book sales, including Go Set a Watchman by Harper Lee.

Digital Real Estate Services (10% and 7% of the Company’s consolidated revenues in fiscal 2016 and 2015, respectively)

	For the fiscal years ended June 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$752	$589	$163	28%
Circulation and Subscription	64	36	28	78%
Other	6	—	6	**

Total Revenues	822	625	197	32%
Operating expenses	(102)	(58)	(44)	(76)%
Selling, general and administrative	(498)	(366)	(132)	(36)%
Zillow settlement	122	—	122	**

Segment EBITDA	$344	$201	$143	71%

**	—not meaningful

For the fiscal year ended June 30, 2016, revenues at the Digital Real Estate Services segment increased $197 million, or 32%, as compared to fiscal 2015, primarily due to a $169 million increase from Move which was acquired in November 2014. The majority of the increase related to the inclusion of a full year of operations in fiscal 2016 as compared to fiscal 2015. Approximately $40 million of the increase related to Move was driven by increased ConnectionSM for Co-brokerage product revenues and to a lesser extent, non-listing media revenues in the period from November 2015 through the end of fiscal 2016, as compared to the comparable prior year period. At REA Group, a 5% increase in revenues resulting from higher revenues from greater residential listing depth product penetration and higher developer and media revenues was largely offset by the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $66 million, or 10%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015.

For the fiscal year ended June 30, 2016, Segment EBITDA at the Digital Real Estate Services segment increased $143 million, or 71%, as compared to fiscal 2015, primarily due to an increase at Move resulting from a gain of $122 million recognized in connection with the settlement of litigation with Zillow. The gain reflects proceeds received from Zillow of $130 million, less $8 million paid to NAR. The results at Move were also positively impacted by transaction costs of $19 million in fiscal 2015 which did not recur in the current fiscal year and higher revenues, offset by increased legal costs of $28 million related to the Zillow litigation. Total legal costs incurred in connection with the Zillow litigation were $38 million for fiscal 2016. Segment EBITDA was also impacted by higher revenues at REA Group which were partially offset by the negative net impact of currency fluctuations. These increases were partially offset by $7 million in one-time transaction costs related to the acquisition of iProperty. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA decrease of $37 million, or 19%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015.

Cable Network Programming (6% of the Company’s consolidated revenues in fiscal 2016 and 2015)

	For the fiscal years ended June 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$81	$82	$(1)	(1)%
Circulation and Subscription	398	413	(15)	(4)%
Other	5	5	—	—

Total Revenues	484	500	(16)	(3)%
Operating expenses	(336)	(339)	3	1%
Selling, general and administrative	(24)	(26)	2	8%

Segment EBITDA	$124	$135	$(11)	(8)%

For the fiscal year ended June 30, 2016, revenues and Segment EBITDA at the Cable Network Programming segment decreased $16 million, or 3%, and $11 million, or 8%, respectively, as compared to fiscal 2015. The revenue decrease was primarily due to the negative impact of foreign currency fluctuations, which more than offset higher affiliate and advertising revenues. The decrease in Segment EBITDA was primarily the result of higher programming rights and production costs related to the Rugby World Cup and the National Rugby League simulcast rights, higher production costs for other sports programming and the negative net impact of foreign currency fluctuations, partially offset by the absence of costs associated with the Cricket World Cup and Asian Cup which occurred during fiscal 2015 and the higher affiliate and advertising revenues noted above. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $60 million, or 12%, and a Segment EBITDA decrease of $14 million, or 10%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015. The impact of the 53rd week in fiscal 2016 resulted in a revenue increase of approximately $10 million.

Other (0% of the Company’s consolidated revenues in fiscal 2016 and 2015)

	For the fiscal years ended June 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$1	$1	$—	—
Other	1	—	1	**

Total Revenues	2	1	1	100%
Operating expenses	(3)	(7)	4	57%
Selling, general and administrative	(182)	(209)	27	13%

Segment EBITDA	$(183)	$(215)	$32	15%

**	—not meaningful

Segment EBITDA at the Other segment for the fiscal year ended June 30, 2016 increased $32 million, or 15%, as compared to fiscal 2015. Segment EBITDA increased primarily due to lower costs associated with the U.K. Newspaper Matters. The net expense related to the U.K. Newspaper Matters included in Selling, general and administrative expenses was $19 million for the fiscal year ended June 30, 2016 as compared to $50 million in fiscal 2015.

Results of Operations—Fiscal 2015 versus Fiscal 2014

The following table sets forth the Company’s operating results for fiscal 2015 as compared to fiscal 2014.

	For the fiscal years ended June 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$3,835	$4,019	$(184)	(5)%
Circulation and Subscription	2,608	2,648	(40)	(2)%
Consumer	1,594	1,374	220	16%
Other	487	445	42	9%

Total Revenues	8,524	8,486	38	—

Operating expenses	(4,952)	(5,074)	122	2%
Selling, general and administrative	(2,627)	(2,449)	(178)	(7)%
Depreciation and amortization	(498)	(552)	54	10%
Impairment and restructuring charges	(84)	(94)	10	11%
Equity earnings of affiliates	58	90	(32)	(36)%
Interest, net	56	68	(12)	(18)%
Other, net	75	(653)	728	**

Income (loss) from continuing operations before income tax (expense) benefit	552	(178)	730	**
Income tax (expense) benefit	(185)	614	(799)	**

Income from continuing operations	367	436	(69)	(16)%
Loss from discontinued operations, net of tax	(445)	(142)	(303)	**

Net (loss) income	(78)	294	(372)	**
Less: Net income attributable to noncontrolling interests	(69)	(55)	(14)	(25)%

Net (loss) income attributable to News Corporation	$(147)	$239	$(386)	**

**	not meaningful

Revenues—Revenues increased $38 million for the fiscal year ended June 30, 2015 as compared to fiscal 2014. The revenue increase was primarily due to increased revenues at the Book Publishing segment of $233 million, primarily as a result of the acquisition of Harlequin in August 2014, and increased revenues at the Digital Real Estate Services segment of $217 million, primarily as a result of the acquisition of Move in November 2014, and to a lesser extent, increased revenues at REA Group. These revenue increases were partially offset by a decrease in revenues at the News and Information Services segment of $422 million for the fiscal year ended June 30, 2015, primarily resulting from weakness in the print advertising market and the negative impact of foreign currency fluctuations, partially offset by an increase in other revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $319 million for the fiscal year ended 2015 as compared to fiscal 2014.

Operating Expenses—Operating expenses decreased $122 million, or 2%, for the fiscal year ended June 30, 2015 as compared to fiscal 2014. The decrease in Operating expenses was mainly due to lower operating expenses at the News and Information Services segment of $264 million due to lower production and distribution costs resulting from reduced sales, the positive impact of foreign currency fluctuations and the impact of cost savings initiatives. The decrease in Operating expenses was partially offset by higher operating expenses at the Book Publishing and Digital Real Estate Services segments, primarily due to the acquisitions of Harlequin and Move, respectively. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $143 million for the fiscal year ended June 30, 2015 as compared to fiscal 2014.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $178 million, or 7%, for the fiscal year ended June 30, 2015 as compared to fiscal 2014. The increase in Selling, general and administrative expenses was primarily due to higher expenses at the Digital Real Estate Services segment, primarily as a result of the acquisition of Move, including one-time transaction costs associated with the acquisition of $19 million, higher expenses at the Book Publishing segment, primarily as a result of the acquisition of Harlequin, increased legal costs of $20 million at News America Marketing and the impact of dual rent and other facility related costs of $13 million. These increases were partially offset by the positive impact of foreign currency fluctuations and the impact of cost savings initiatives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $127 million for the fiscal year ended June 30, 2015 as compared to fiscal 2014.

Depreciation and amortization—Depreciation and amortization expense decreased $54 million, or 10%, for the fiscal year ended June 30, 2015 as compared to fiscal 2014, primarily due to lower depreciation expense at the News and Information Services segment of $93 million, partially offset by increased depreciation at the Digital Real Estate Services segment and Book Publishing segment, primarily due to the acquisitions of Move and Harlequin, respectively. Depreciation and amortization in fiscal 2014 included approximately $30 million related to accelerated depreciation at the U.K. newspapers as a result of changes in the useful lives of leased facilities that the Company exited in fiscal 2014. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $22 million for the fiscal year ended June 30, 2015 as compared to fiscal 2014.

Impairment and restructuring charges—In fiscal 2015, the Company recorded restructuring charges of $84 million, of which $75 million related to the News and Information Services segment. The restructuring charges were primarily related to employee termination benefits.

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

	For the fiscal years ended June 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Foxtel(a)	$59	$90	$(31)	(34)%
Other equity affiliates	(1)	—	(1)	**

Total Equity earnings of affiliates	$58	$90	$(32)	(36)%

(a)

In accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), the Company amortized $57 million and $62 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30, 2015 and 2014, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations. (See Note 6 to the Consolidated Financial Statements).

For the fiscal year ended June 30, 2015, Foxtel revenues of $2,658 million were down from $2,897 million in fiscal 2014, due to the adverse impact of foreign currency fluctuations which more than offset higher subscription revenues. In local currency, Foxtel revenues increased marginally. For the fiscal year ended June 30, 2015, Foxtel operating income of $441 million decreased from $554 million in fiscal 2014, primarily due to the negative net impact of foreign currency fluctuations and short-term impacts related to investment in key initiatives: the new Foxtel pricing and packaging, increased investment in Presto and the launch of Triple Play. For the fiscal year ended June 30, 2015 Foxtel net income of $232 million decreased from $304 million in the prior year as a result of the decrease in operating income discussed above, partially offset by favorable fair value movements on hedged items.

Interest, net—Interest, net for the fiscal year ended June 30, 2015 decreased $12 million, or 18%, as compared to fiscal 2014, primarily due to a lower overall cash balance during the fiscal year ended June 30, 2015 and the negative impact of foreign currency fluctuations.

Other, net—

	For the fiscal years ended June 30,
	2015	2014
	(in millions)
Impairment of marketable securities and cost method investments	$(5)	$(10)
Foreign tax refund payable to 21st Century Fox(a)	—	(721)
Gain on third party pension contribution(b)	—	37
Gain on sale of Australian property	—	36
Gain on sale of marketable securities(c)	29	6
Dividends received from cost method investments	25	—
Gain on sale of cost method investments	15	—
Other	11	(1)

Total Other, net	$75	$(653)

(a)

For the fiscal year ended June 30, 2014, the Company recorded a receivable related to a refund of taxes plus interest in a foreign jurisdiction of $794 million and recorded a tax benefit, net of applicable taxes on interest, of $721 million to Income tax benefit in the Statements of Operations. Refunds received related to this matter were paid to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the fiscal year ended June 30, 2014, the Company recorded an expense to Other, net of $721 million for the payable to 21st Century Fox in the Statements of Operations. (See Note 18 to the Consolidated Financial Statements).

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

Income tax (expense) benefit—The Company’s income tax expense and effective tax rate for the fiscal year ended June 30, 2015 were $185 million and 34%, respectively, as compared to an income tax benefit and effective tax rate of $614 million and 345%, respectively, for fiscal 2014.

For the fiscal year ended June 30, 2015, the Company’s effective tax rate was lower than the U.S. statutory tax rate primarily due to the impact from foreign operations which are subject to lower tax rates, partially offset by the impact of nondeductible items. (See Note 18 to the Consolidated Financial Statements).

For the fiscal year ended June 30, 2014 the Company recorded a tax benefit, net of applicable tax on interest, related to refunds received from a foreign jurisdiction which increased the effective tax rate by 405%. In accordance with the terms of the Tax Sharing and Indemnification Agreement, the Company paid the foreign tax refunds to 21st Century Fox and recorded an expense to Other, net in the Statements of Operations. (See Note 18 to the Consolidated Financial Statements). The expense recorded to Other, net is not deductible for income tax purposes and resulted in a 142% reduction to the effective tax rate. The Company also recorded a benefit related to the effects of foreign operations in Australia and the United Kingdom which were subject to lower tax rates which increased the effective tax rate by 38%.

Loss from discontinued operations, net of tax—For the fiscal year ended June 30, 2015, the Company recorded a loss from discontinued operations, net of tax, of $445 million as compared to a loss of $142 million for fiscal 2014. The decrease was primarily due to a non-cash impairment charge of $371 million that was recorded during the fourth quarter of fiscal 2015. As part of the Company’s long-range planning process, the Company changed its strategy and related outlook with respect to the Amplify reporting unit which resulted in a reduction in expected future cash flows for the business. As a result, the Company determined that the fair value of this reporting unit declined below its carrying value. The charge primarily consisted of a write-down of the Company’s goodwill of $325 million and a write-down of capitalized software development costs of $45 million. (See Note 4 to the Consolidated Financial Statements).

Net (loss) income—Net income decreased $372 million for the fiscal year ended June 30, 2015 as compared to fiscal 2014. The decrease in net income was primarily related to lower income from discontinued operations resulting from the non-cash impairment charge recognized in the three months ended June 30, 2015, lower equity earnings, higher taxes as noted above and lower Segment EBITDA, partially offset by favorable depreciation expense.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $14 million for the fiscal year ended June 30, 2015 as compared to fiscal 2014, due to higher results at REA Group.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses, and selling, general and administrative expenses and excluding the impact from the NAM Group and Zillow legal settlements. Segment EBITDA does not include: Depreciation and amortization, impairment and restructuring charges, equity earnings of affiliates, interest, net, other, net, income tax benefit (expense) and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

Segment EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources within the Company’s businesses. Segment EBITDA provides management, investors and equity analysts with a measure to analyze the operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). The Company believes that information about Segment EBITDA allows users of its Consolidated Financial Statements to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insight into both operations and the other factors that affect reported results.

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

	For the fiscal years ended June 30,
	2015	2014	Change	Change %
(in millions, except %)			Better/(Worse)
Revenues	$8,524	$8,486	$38	—
Operating expenses	(4,952)	(5,074)	122	2%
Selling, general and administrative expenses	(2,627)	(2,449)	(178)	(7)%

Total Segment EBITDA	945	963	(18)	(2)%
Depreciation and amortization	(498)	(552)	54	10%
Impairment and restructuring charges	(84)	(94)	10	11%
Equity earnings of affiliates	58	90	(32)	(36)%
Interest, net	56	68	(12)	(18)%
Other, net	75	(653)	728	**

Income from continuing operations before income tax (expense) benefit	552	(178)	730	**
Income tax (expense) benefit	(185)	614	(799)	**

Income from continuing operations	$367	$436	$(69)	(16)%

**	not meaningful

	For the fiscal years ended June 30,
	2015		2014
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$5,731	$603	$6,153	$665
Book Publishing	1,667	221	1,434	197
Digital Real Estate Services	625	201	408	214
Cable Network Programming	500	135	491	128
Other	1	(215)	—	(241)

Total	$8,524	$945	$8,486	$963

News and Information Services (67% and 72% of the Company’s consolidated revenues in fiscal 2015 and 2014, respectively)

	For the fiscal years ended June 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$3,163	$3,529	$(366)	(10)%
Circulation and subscription	2,159	2,245	(86)	(4)%
Other	409	379	30	8%

Total Revenues	5,731	6,153	(422)	(7)%
Operating expenses	(3,442)	(3,706)	264	7%
Selling, general and administrative	(1,686)	(1,782)	96	5%

Segment EBITDA	$603	$665	$(62)	(9)%

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

For the fiscal year ended June 30, 2015, Segment EBITDA at the News and Information Services segment decreased $62 million, or 9%, as compared to fiscal 2014. The decrease was primarily due to a decrease at News America Marketing of $20 million, due to increased legal expenses of $20 million, as decreased advertising revenues were offset by lower operating costs, a decrease at Dow Jones of $16 million, primarily due to lower revenues, partially offset by lower expenses related to volume declines and the impact of cost savings initiatives, a decrease at the Australian newspapers of $10 million due to the negative net impact of foreign currency fluctuations, which more than offset lower expenses and the impact of cost savings initiatives, and a decrease at the U.K. newspapers of $10 million. The decrease at the U.K. newspapers was principally as a result of lower revenues, the impact of dual rent and other facility related costs of $13 million, one-time expenses of $11 million related to the termination of a distribution contract in connection with continued cost reduction initiatives and the release of legal reserves resulting from a favorable arbitration ruling in the prior year period of $8 million, which more than offset costs savings initiatives and lower marketing costs.

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

Book Publishing (20% and 17% of the Company’s consolidated revenues in fiscal 2015 and 2014, respectively)

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

Cable Network Programming (6% of the Company’s consolidated revenues in fiscal 2015 and 2014)

	For the fiscal years ended June 30,
	2015	2014	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$82	$82	$—	—
Circulation and Subscription	413	403	10	2%
Other	5	6	(1)	(17)%

Total Revenues	500	491	9	2%
Operating expenses	(339)	(340)	1	—
Selling, general and administrative	(26)	(23)	(3)	(13)%

Segment EBITDA	$135	$128	$7	5%

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

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of June 30, 2016, the Company’s cash and cash equivalents were $1,832 million. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. In October 2013, the Company established a revolving credit facility of $650 million, which terminates on October 23, 2020. The Company may request that the commitments be extended under certain circumstances as set forth in the credit agreement and may also request increases in the amount of the facility up to a maximum amount of $900 million. In addition, the Company expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See Part I, “Item 1A. Risk Factors” for further discussion.

As of June 30, 2016, the Company’s consolidated assets included $813 million in cash and cash equivalents that was held by its foreign subsidiaries. $95 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. Additionally, the Company has specifically set aside $315 million of cash for use in the Wireless Group Offer and has classified it as restricted cash as of June 30, 2016. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

Issuer Purchases of Equity Securities

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. Through August 5, 2016, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate purchase price of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 5, 2016 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased. The total number and value of shares repurchased for the fiscal years ended June 30, 2016, 2015 and 2014 are as follows:

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Total cost of repurchases	$39	$32	—
Total number of shares repurchased	3.1	2.1	—

Dividends

Dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock totaled $0.20 for the fiscal year ended June 30, 2016. No dividends were declared or paid in fiscal 2015 or fiscal 2014.

Sources and Uses of Cash—Fiscal 2016 versus Fiscal 2015

Net cash provided by operating activities for the fiscal years ended June 30, 2016 and 2015 was as follows (in millions):

For the fiscal years ended June 30,	2016	2015
Net cash provided by operating activities from continuing operations	$952	$988

Net cash provided by operating activities decreased by $36 million for the fiscal year ended June 30, 2016 as compared to fiscal 2015. The decrease was primarily due to lower dividends received from Foxtel and cost method investments of $104 million and higher restructuring payments of $44 million during the fiscal year ended June 30, 2016. The decrease was offset by net proceeds received in fiscal 2016 from the Zillow litigation settlement of $122 million and a benefit in working capital related to the 53rd week.

Net cash used in investing activities for the fiscal years ended June 30, 2016 and 2015 was as follows (in millions):

For the fiscal years ended June 30,	2016	2015
Net cash used in investing activities from continuing operations	$(1,124)	$(1,671)

The Company had net cash used in investing activities of $1,124 million for the fiscal year ended June 30, 2016 as compared to net cash used in investing activities of $1,671 million for fiscal 2015. During the fiscal year ended June 30, 2016, the Company used $520 million of cash for acquisitions, primarily for the acquisitions of iProperty, Unruly, DIAKRIT, Flatmates and Checkout 51. The Company also has capital expenditures of $256 million in fiscal 2016. Additionally, the Company has set aside $315 million of cash for use in the Wireless Group Offer as a result of U.K. takeover regulations and has classified this as restricted cash.

During the fiscal year ended June 30, 2015, the Company used $1,190 million of cash for acquisitions, primarily the acquisitions of Move and Harlequin, and used $355 million of cash for investments, primarily consisting of approximately $112 million for its investment in APN, $100 million for its investment in iProperty and approximately $67 million for its investment in SEEK Asia. The Company also had capital expenditures of $308 million which included $50 million related to the relocation of the Company’s U.K. operations to a new site in London. The net cash used in investing activities for the fiscal year ended June 30, 2015 was partially offset by proceeds from dispositions of $182 million, primarily resulting from the sale of marketable securities.

Net cash provided by (used in) financing activities for the fiscal years ended June 30, 2016 and 2015 was as follows (in millions):

For the fiscal years ended June 30,	2016	2015
Net cash provided by (used in) financing activities from continuing operations	$150	$(190)

The Company had net cash provided by financing activities of $150 million for the fiscal year ended June 30, 2016 as compared to net cash used in financing activities of $190 million for fiscal 2015. During the fiscal year ended June 30, 2016 the Company had proceeds from borrowings under the REA Facility of approximately $340 million. The net cash provided by financing activities for the fiscal year ended June 30, 2016 was partially offset by dividend payments of $116 million to News Corporation stockholders and repurchases of News Corporation shares for $41 million.

Cash used in financing activities for the fiscal year ended June 30, 2015 was primarily the result of the repayment of debt assumed in the acquisition of Move of approximately $129 million and repurchases of News Corporation shares for $30 million.

Sources and Uses of Cash—Fiscal 2015 versus Fiscal 2014

Net cash provided by operating activities for the fiscal years ended June 30, 2015 and 2014 was as follows (in millions):

For the fiscal years ended June 30,	2015	2014
Net cash provided by operating activities from continuing operations	$988	$1,029

Net cash provided by operating activities decreased by $41 million for the fiscal year ended June 30, 2015 as compared to fiscal 2014. The decrease was primarily due to the absence of the net receipts related to a foreign tax refund of $73 million and lease incentives of $35 million received during the fiscal year ended June 30, 2014, as well as higher net tax payments of $54 million in the fiscal year ended June 30 2015. The decrease in the fiscal year ended June 30, 2015 was partially offset by lower pension contributions of $92 million, lower restructuring payments of $55 million and lower payments for fees and costs related to the U.K. Newspaper Matters of $31 million. The impact of foreign currency fluctuations of the U.S dollar against local currencies resulted in an operating cash flow decrease of approximately $55 million, or 6%.

Net cash used in investing activities for the fiscal years ended June 30, 2015 and 2014 was as follows (in millions):

For the fiscal years ended June 30,	2015	2014
Net cash used in investing activities from continuing operations	$(1,671)	$(285)

The Company had net cash used in investing activities of $1,671 million for the fiscal year ended June 30, 2015 as compared to net cash used in investing activities of $285 million for fiscal 2014. During the fiscal year ended June 30, 2015, the Company used $1,190 million of cash for acquisitions, primarily the acquisitions of Move and Harlequin, and used $355 million of cash for investments, primarily consisting of approximately $112 million for its investment in APN, $100 million for its investment in iProperty and approximately $67 million for its investment in SEEK Asia. The Company also had capital expenditures of $308 million which included $50 million related to the relocation of the Company’s operations to a new site in London. The net cash used in investing activities for the fiscal year ended June 30, 2015 was partially offset by proceeds from dispositions of $182 million, primarily resulting from the sale of marketable securities.

During the fiscal year ended June 30, 2014, the Company had capital expenditures of $358 million and made investments of $84 million, primarily in marketable securities. In fiscal 2014, the Company utilized $45 million for acquisitions, primarily to acquire Storyful. The net cash used in investing activities for the fiscal year ended June 30, 2014 was partially offset by proceeds from dispositions of $202 million, primarily resulting from the sale of the Dow Jones Local Media Group.

Net cash (used in) provided by financing activities for the fiscal years ended June 30, 2015 and 2014 was as follows (in millions):

For the fiscal years ended June 30,	2015	2014
Net cash (used in) provided by financing activities from continuing operations	$(190)	$189

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

Reconciliation of Free Cash Flow Available to News Corporation

Free cash flow available to News Corporation is a non-GAAP financial measure defined as net cash provided by operating activities from continuing operations, less capital expenditures (“free cash flow”) less REA Group free cash flow, plus cash dividends received from REA Group. Free cash flow available to News Corporation excludes cash flows from discontinued operations. Free cash flow should be considered in addition to, not as a substitute for, cash flows from continuing operations and other measures of financial performance reported in accordance with GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Free Cash Flow.

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

The following table presents a reconciliation of net cash provided by continuing operating activities to free cash flow available to News Corporation:

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Net cash provided by operating activities	$952	$988	$1,029
Less: Capital expenditures	(256)	(308)	(358)

	696	680	671
Less: REA Group free cash flow	(131)	(130)	(145)
Plus: Cash dividends received from REA Group	45	45	35

Free cash flow available to News Corporation	$610	$595	$561

Free cash flow available to News Corporation increased by $15 million in the fiscal year ended June 30, 2016 to $610 million from $595 million in fiscal 2015. The improvement was primarily due lower capital expenditures due to the absence of costs associated with the relocation of the Company’s operations to a new site in London in fiscal 2015, partially offset by lower cash provided by operating activities as discussed above. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a decrease of free cash flow available to News Corporation of approximately $48 million, or 8% for fiscal 2016.

Free cash flow available to News Corporation in fiscal 2015 of $595 million increased from $561 million in fiscal 2014, primarily due to lower capital expenditures, as well as higher dividends received from REA and lower REA Group cash flow, which is excluded from free cash flow available to News Corporation, partially offset by lower cash provided by operating activities discussed above.

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

In October 2015, the Company entered into an amendment to the Credit Agreement (the “Amendment”) which, among other things, extended the original term of the Facility by two years and lowered the commitment fee payable by the Company. As a result of the Amendment, the lenders’ commitments now terminate on October 23, 2020, and any borrowings will be due at that time. The Company may request that the commitments be extended under certain circumstances as set forth in the Credit Agreement for up to two additional one-year periods.

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of June 30, 2016, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of June 30, 2016, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

REA Group Unsecured Revolving Loan Facility

REA Group entered into a A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty. The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which become due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of June 30, 2016, REA Group was paying a margin of between 1.00% and 1.20%. REA Group paid approximately $4 million in interest for the fiscal year ended June 30, 2016 at a weighted average interest rate of 3.2%. The REA Facility requires REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of June 30, 2016, REA Group was in compliance with all of the applicable debt covenants.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2016.

	As of June 30, 2016
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Purchase obligations(a)	$787	$339	$183	$99	$166
Sports programming rights(b)	1,184	158	379	388	259
Operating leases(c)
Land and buildings	1,436	129	274	207	826
Plant and machinery	4	2	2	—	—

Total commitments and contractual obligations	$3,411	$628	$838	$694	$1,251

(a)	The Company has commitments under purchase obligations related to printing contracts, capital projects, marketing agreements and other legally binding commitments.
(b)

The Company has sports programming rights commitments with the National Rugby League, Australian Rugby Union and International Cricket as well as certain other broadcast rights which are payable through fiscal 2023. In November 2015, the Company entered into a sports programming rights agreement with the National Rugby League to license certain media rights for a five year period from 2018 to 2022 for approximately $775 million (A$1.1 billion). In August 2015, the Company entered into a sports programming rights agreement with the Australian Football League to license certain media rights for a six year period from 2017 to 2022 for approximately $850 million (A$1.2 billion). The sports programming rights for the Australian Football League were novated to Foxtel in the fourth quarter of fiscal 2016 and are not included in the table above.

(c)

The Company leases office facilities, warehouse facilities, printing plants and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2062. This amount includes approximately $250 million for office facilities that have been subleased from 21st Century Fox.

The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements for production. Since the quantities purchased annually under these contracts are not fixed and are based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.

The table also excludes the Company’s pension obligations, other postretirement benefits (“OPEB”) obligations and the liabilities for unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing of the commitments. The Company made contributions of $26 million and $9 million to its pension plans in fiscal 2016 and fiscal 2015, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates and statutory requirements. The Company anticipates that it will make contributions of approximately $25 million in fiscal 2017, assuming that actual plan asset returns are consistent with the Company’s expected returns in fiscal 2016 and beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company expects its OPEB payments to approximate $10 million in fiscal 2017. (See Note 16 to the Consolidated Financial Statements).

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

The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. (See Note 15 to the Consolidated Financial Statements).

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

CRITICAL ACCOUNTING POLICIES

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company. (See Note 2 to the Consolidated Financial Statements).

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

The valuation of goodwill requires assumptions and estimates of many factors, including revenue and market growth, operating cash flows, market multiples and discount rates. During the fourth quarter of fiscal 2016, as part of the Company’s long-range planning process, the Company completed its annual goodwill and indefinite-lived intangible asset impairment test.

The Company determined that the goodwill and indefinite-lived intangible assets included in the Balance Sheets were not impaired for the Company’s reporting units. Significant unobservable inputs utilized in the income approach valuation method for these reporting units were discount rates (ranging from 9%-14.5%), long-term growth rates (ranging from 0%-3.5%) and royalty rates (ranging from 0.5%-3.4%). Significant unobservable inputs utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 10%-15%).

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

The fair values of the Company’s reporting units in fiscal 2016 exceeded the respective carrying values in a range from approximately 8% to 18%. Consequently, no impairments were identified. An approximate 400 basis point increase in the discount rate or, an approximate 700 basis point decrease in the projected cash flows terminal growth rate, would have resulted in a reporting unit of the News and Information Services segment and the Cable Network Programming segment failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis. The goodwill at risk associated with these reporting units is nearly $1 billion as of June 30, 2016. The Company will continue to monitor its goodwill and indefinite lived intangible assets for possible future impairment.

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

In fiscal 2016, given the decline in operating performance at certain reporting units, the Company performed an analysis over fixed to determine if such assets continue to be recoverable. As a result of the analysis, the Company determined that the fixed assets reviewed as part of the analysis continue to be recoverable.

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

The Company’s annual tax rate is based on its income, statutory tax rates and tax planning strategies available in the various jurisdictions in which it operates. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets, if any. In assessing the likelihood of realization of deferred tax assets, management considers historical results and estimates of the amount and character of future taxable income. The Company’s actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning, the outcome of tax audits and the Company’s forecasted financial condition and results of operations in future periods. Although the Company believes current estimates are reasonable, actual results could differ from these estimates.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant management judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of unrecognized tax benefits to be recorded in the Consolidated Financial Statements. Management re-evaluates tax positions each period in which new information about recognition or measurement becomes available. The Company’s policy is to recognize, when applicable, interest and penalties on unrecognized income tax benefits as part of Income tax benefit (expense).

Retirement Benefit Obligations

The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. (See Note 16 to the Consolidated Financial Statements).

The Company records amounts relating to its pension and other postretirement benefit plans based on calculations specified by GAAP. The measurement and recognition of the Company’s pension and other postretirement benefit plans require the use of significant management judgments, including discount rates, expected return on plan assets, mortality and other actuarial assumptions. Net periodic benefit costs (income) is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected rate of return on plan assets. Current market conditions, including changes in investment returns and interest rates, were considered in making these assumptions. In developing the expected long-term rate of return, the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes were considered. The expected long-term rate of return is based on a direct asset allocation assumption of 26% equities, 62% fixed-income securities and 12% cash and other investments. Total net periodic benefit costs (income) for the plans were $8 million, $(4) million and $7 million, for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds. For fiscal 2016 and the prior periods presented, the Company estimated the service and interest cost components of net periodic benefit costs (income) utilizing a single weighted-average discount rate for each country in which the Company has plans derived from the yield curve used to measure the benefit obligation.

The key assumptions used in developing the Company’s fiscal 2016, 2015 and 2014 net periodic benefit costs (income) for its plans consist of the following:

	2016	2015	2014
	(in millions, except %)
Weighted average discount rate used to determine net periodic benefit costs (income)	3.9%	4.2%	4.6%
Assets:
Expected rate of return	5.7%	6.3%	6.8%
Expected return	$81	$93	$93
Actual return	$121	$96	$109

Gain/(Loss)	$40	$3	$16

One year actual return	9.4%	7.2%	8.7%
Five year actual return	7.7%	8.6%	10.2%

The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S., the U.K. and Australia as of the measurement date. Beginning in fiscal 2017, the Company will change the method used to estimate the service and interest cost components of net periodic benefit cost (income) for its pension and other postretirement benefit plans. The new method utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The Company will change to the new method to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change is accounted for as a change in accounting estimate which is applied prospectively. Although the discount rate used for each plan will be established and applied individually, a weighted average discount rate of 3.1% will be used in calculating the fiscal 2017 net periodic benefit costs (income). This change in estimate is not expected to have a material impact on the Company’s pension and postretirement net periodic benefit expense in future periods.

The Company will use a weighted average long-term rate of return of 5.7% for fiscal 2017 based principally on a combination of current asset mix and historical experience of actual plan returns. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2016 were approximately $610 million which increased from approximately $570 million for the Company’s pension plans as of June 30, 2015. This increase of $40 million was primarily due to a reduction in the discount rate across all plans and utilized in measuring the Company’s domestic and international pension obligations. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year benefit costs. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year benefit costs. These deferred losses are being systematically recognized in future net periodic benefit costs (income) in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over the average life expectancy for plan participants.

The Company made contributions of $26 million, $9 million and $137 million to its pension plans in fiscal 2016, 2015 and 2014, respectively. In fiscal 2014, approximately $37 million of the contributions were made by a third party in connection with the sale of a business in a prior period on behalf of former employees who retained certain pension benefits. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2016 and beyond, and that interest rates remain constant, the Company anticipates that it will make contributions of approximately $25 million in fiscal 2017. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. (See Note 16 to the Consolidated Financial Statements).

Changes in net periodic benefit costs may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	Increase $3 million	Increase $87 million
0.25 percentage point increase in discount rate	Decrease $2 million	Decrease $80 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million	—

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended June 30, 2016 and 2015:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2016
Revenues	47%	28%	20%
Operating and Selling, general, and administrative expenses	48%	24%	21%
Fiscal year ended June 30, 2015
Revenues	43%	30%	21%
Operating and Selling, general, and administrative expenses	43%	27%	23%

Based on the year ended June 30, 2016, a one cent change in each of the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates would have impacted revenues by approximately $32 million and $11 million, respectively, for each currency on an annual basis, and would have impacted Total Segment EBITDA by approximately $7 million and $0.4 million, respectively, on an annual basis.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $189 million as of June 30, 2016. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income of approximately $19 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2016 or June 30, 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2016, the Company did not anticipate nonperformance by any of the counterparties.

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

•	provide reasonable assurance that receipts and expenditures of News Corporation are being made only in accordance with authorizations of management and directors of News Corporation; and

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2016, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2016, News Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of News Corporation:

We have audited News Corporation’s internal control over financial reporting as of June 30, 2016, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). News Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, News Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of News Corporation as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended June 30, 2016 of News Corporation and our report dated August 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 12, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of News Corporation:

We have audited the accompanying consolidated balance sheets of News Corporation as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Corporation at June 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), News Corporation’s internal control over financial reporting as of June 30, 2016, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 12, 2016

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

		For the fiscal years ended June 30,
	Notes	2016	2015	2014
Revenues:
Advertising		$3,644	$3,835	$4,019
Circulation and subscription		2,569	2,608	2,648
Consumer		1,578	1,594	1,374
Other		501	487	445

Total Revenues		8,292	8,524	8,486
Operating expenses		(4,728)	(4,952)	(5,074)
Selling, general and administrative		(2,722)	(2,627)	(2,449)
NAM Group and Zillow settlements, net	15	(158)	—	—
Depreciation and amortization		(505)	(498)	(552)
Impairment and restructuring charges	5,8	(89)	(84)	(94)
Equity earnings of affiliates	6	30	58	90
Interest, net		43	56	68
Other, net	20	18	75	(653)

Income (loss) from continuing operations before income tax benefit (expense)		181	552	(178)
Income tax benefit (expense)	18	54	(185)	614

Income from continuing operations		235	367	436
Income (loss) from discontinued operations, net of tax	4	15	(445)	(142)

Net income (loss)		250	(78)	294
Less: Net income attributable to noncontrolling interests		(71)	(69)	(55)

Net income (loss) attributable to News Corporation stockholders		$179	$(147)	$239

Basic and diluted income (loss) earnings per share:	13
Income from continuing operations available to News Corporation stockholders per share		$0.28	$0.51	$0.65
Income (loss) from discontinued operations available to News Corporation stockholders per share		0.02	(0.77)	(0.24)

Net income (loss) available to News Corporation stockholders per share		$0.30	$(0.26)	$0.41

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(IN MILLIONS)

	For the fiscal years ended June 30,
	2016	2015	2014
Net income (loss)	$250	$(78)	$294
Other comprehensive (loss) income:
Foreign currency translation adjustments	(398)	(1,183)	356
Unrealized holding gains (losses) on securities, net(a)	1	(5)	22
Benefit plan adjustments, net(b)	(32)	(29)	(36)
Share of other comprehensive (loss) income from equity affiliates, net(c)	(16)	1	(1)

Other comprehensive (loss) income	(445)	(1,216)	341

Comprehensive (loss) income	(195)	(1,294)	635

Less: Net income attributable to noncontrolling interests	(71)	(69)	(55)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	1	24	(2)

Comprehensive (loss) income attributable to News Corporation stockholders	$(265)	$(1,339)	$578

(a)	Net of income tax expense of nil, nil and $14 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.
(b)	Net of income tax (benefit) of ($14) million, ($11) million and ($3) million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.
(c)	Net of income tax (benefit) expense of ($7) million, $1 million and ($1) million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

		As of June 30,
	Notes	2016	2015
Assets:
Current assets:
Cash and cash equivalents		$1,832	$1,951
Restricted cash	2	315	—
Receivables, net	2	1,229	1,283
Other current assets	20	513	780

Total current assets		3,889	4,014

Non-current assets:
Investments	6	2,270	2,379
Property, plant and equipment, net	7	2,405	2,690
Intangible assets, net	8	2,207	2,203
Goodwill	8	3,714	3,063
Deferred income tax assets	18	602	219
Other non-current assets	20	396	467

Total assets		$15,483	$15,035

Liabilities and Equity:
Current liabilities:
Accounts payable		$217	$238
Accrued expenses		1,371	1,125
Deferred revenue		388	346
Other current liabilities	20	466	401

Total current liabilities		2,442	2,110

Non-current liabilities:
Borrowings	9	369	—
Retirement benefit obligations	16	350	305
Deferred income tax liabilities	18	171	166
Other non-current liabilities		349	318

Commitments and contingencies	15

Redeemable preferred stock	10	20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,434	12,433
Retained earnings		150	88
Accumulated other comprehensive loss		(1,026)	(582)

Total News Corporation stockholders’ equity		11,564	11,945
Noncontrolling interests		218	171

Total equity		11,782	12,116

Total liabilities and equity		$15,483	$15,035

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 380,490,770 and 381,914,964 shares issued and outstanding, net of 27,368,413 treasury shares at par at June 30, 2016 and June 30, 2015, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at June 30, 2016 and June 30, 2015, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

		For the fiscal years ended June 30,
	Notes	2016	2015	2014
Operating activities:
Net income (loss)		$250	$(78)	$294
Less: Income (loss) from discontinued operations, net of tax		15	(445)	(142)

Income from continuing operations:		235	367	436
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization		505	498	552
Equity earnings of affiliates	6	(30)	(58)	(90)
Cash distributions received from affiliates		34	138	153
Impairment charges, net of tax	8	—	—	14
Other, net	20	(18)	(75)	(68)
Deferred income taxes and taxes payable	18	(147)	59	109
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		22	29	(102)
Inventories, net		35	18	24
Accounts payable and other liabilities		342	34	104
Pension and postretirement benefit plans		(26)	(22)	(103)

Net cash provided by operating activities from continuing operations		952	988	1,029

Investing activities:
Capital expenditures		(256)	(308)	(358)
Changes in restricted cash		(315)	—	—
Acquisitions, net of cash acquired		(520)	(1,190)	(45)
Investments in equity affiliates and other		(51)	(146)	(1)
Other investments		(54)	(224)	(83)
Proceeds from dispositions		42	182	202
Other		30	15	—

Net cash used in investing activities from continuing operations		(1,124)	(1,671)	(285)

Financing activities:
Net transfers from 21st Century Fox and affiliates		—	—	217
Borrowings	9	342	—	—
Repayment of borrowings acquired in the Move acquisition		—	(129)	—
Repurchase of shares		(41)	(30)	—
Dividends paid		(147)	(30)	(24)
Other, net		(4)	(1)	(4)

Net cash provided by (used in) financing activities from continuing operations		150	(190)	189

Net (decrease) increase in cash and cash equivalents		(22)	(873)	933
Net decrease in cash and cash equivalents from discontinued operations		(61)	(227)	(196)
Cash and cash equivalents, beginning of period		1,951	3,145	2,381
Exchange movement on opening cash balance		(36)	(94)	27

Cash and cash equivalents, end of period		$1,832	$1,951	$3,145

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2013	379	4	200	2	12,281	—	271	12,558	118	12,676
Net income	—	—	—	—	—	239	—	239	55	294
Other comprehensive income	—	—	—	—	—	—	339	339	2	341
Dividends	—	—	—	—	—	(2)	—	(2)	(23)	(25)
Other	—	—	—	—	109	—	—	109	4	113

Balance, June 30, 2014	379	4	200	2	12,390	237	610	13,243	156	13,399
Net (loss)	—	—	—	—	—	(147)	—	(147)	69	(78)
Other comprehensive loss	—	—	—	—	—	—	(1,192)	(1,192)	(24)	(1,216)
Dividends	—	—	—	—	—	(2)	—	(2)	(28)	(30)
Share repurchases	(2)	—	—	—	(32)	—	—	(32)	—	(32)
Other	5	—	—	—	75	—	—	75	(2)	73

Balance, June 30, 2015	382	4	200	2	12,433	88	(582)	11,945	171	12,116
Net income	—	—	—	—	—	179	—	179	71	250
Other comprehensive loss	—	—	—	—	—	—	(444)	(444)	(1)	(445)
Dividends	—	—	—	—	—	(118)	—	(118)	(29)	(147)
Share repurchases	(3)	—	—	—	(39)	—	—	(39)	—	(39)
Other	1	—	—	—	40	1	—	41	6	47

Balance, June 30, 2016	380	$4	200	$2	12,434	$150	$(1,026)	$11,564	$218	$11,782

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

During the first quarter of fiscal 2016, management approved a plan to dispose of the Company’s digital education business. As a result of the plan and the discontinuation of further significant business activities in the Digital Education segment, the assets and liabilities of this segment were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. Unless indicated otherwise, the information in the notes to the Consolidated Financial Statements relates to the Company’s continuing operations. (See Note 4—Discontinued Operations).

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s financial statements as of and for the fiscal years ended June 30, 2016, 2015 and 2014 are presented on a consolidated basis.

The consolidated financial statements are referred to herein as the “Consolidated Financial Statements.” The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2016, fiscal 2015 and fiscal 2014 included 53, 52 and 52 weeks, respectively. All references to the fiscal years ended June 30, 2016, 2015 and 2014 relate to the fiscal years ended July 3, 2016, June 28, 2015 and June 29, 2014, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of June 30.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Consolidated Financial Statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities (“VIEs”) as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, “Consolidation” (“ASC 810-10”) and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. All significant intercompany accounts and transactions have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees.

Changes in the Company’s ownership interest in a consolidated subsidiary where a controlling financial interest is retained are accounted for as capital transactions. When the Company ceases to have a controlling interest in a consolidated subsidiary the Company will recognize a gain or loss in the Statements of Operations upon deconsolidation.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. The financial results of the Digital Education segment have been recorded as discontinued operations for all periods presented (See Note 4—Discontinued Operations).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and other investments that are readily convertible into cash with original maturities of three months or less. The Company’s cash and cash equivalents balance as of June 30, 2016 and 2015 also includes $95 million and $60 million, respectively, which is not readily accessible by the Company as it is held by REA Group Limited (“REA Group”), a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.

The Company classifies cash as restricted when the cash is unavailable for use in general operations. The restricted cash balance of $315 million as of June 30, 2016 relates to cash set aside for the Wireless Group Offer (as defined in Note 3) in order to comply with U.K. takeover regulations. (See Note 3—Acquisitions, Disposals and Other Transactions).

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

Receivables, net consist of:

	As of June 30,
	2016	2015
	(in millions)
Receivables	$1,442	$1,503
Allowances for returns and doubtful accounts	(213)	(220)

Receivables, net	$1,229	$1,283

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2016 or June 30, 2015 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Prepublication costs

The Company capitalizes the art, prepress, outside editorial, digital conversion and other costs incurred in the creation of the master copy of a book or other media (the “prepublication costs”). Prepublication costs are amortized from the year of publication over their estimated useful lives, using the straight-line method for capitalized costs with an estimated useful life of one year or less and sum of the years’ digits for capitalized costs exceeding one year. The Company regularly reviews the recoverability of the capitalized costs based on expected future revenues. Prepublications costs are included in Other current assets on the Balance Sheets and were $33 million and $34 million as of June 30, 2016 and 2015, respectively. Amortization of prepublication costs for the fiscal years ended June 30, 2016, 2015 and 2014 was $43 million, $43 million and $37 million, respectively.

Investments

The Company makes investments in various businesses in the normal course of business. The Company evaluates its relationships with other entities to identify whether they are VIEs in accordance with ASC 810-10. In determining whether the Company is the primary beneficiary of a VIE, it assesses whether it has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company would consolidate any investments in which it was determined to be the primary beneficiary of a VIE.

Investments in and advances to equity investments or joint ventures in which the Company has significant influence, but is not the primary beneficiary, and has less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% or when the Company has the ability to exercise significant influence. Under the equity method of accounting, the Company includes its investment and amounts due to and from its equity method investments in its Balance Sheets. The Company’s Statements of Operations include the Company’s share of the investees’ earnings (losses) and the Company’s Statements of Cash Flows include all cash received from or paid to the investee.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over an estimated useful life of 3 to 50 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property, plant and equipment are expensed as incurred. Changes in circumstances, such as technological advances or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be shortened, the Company would depreciate the asset over its revised remaining useful life, thereby increasing depreciation expense.

Operating Leases

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the applicable lease terms. The term used for straight-line rent expense is calculated initially from the date that the Company obtains possession of the leased premises through the expected lease termination date.

Capitalized software

In accordance with ASC 350—40 “Internal-use Software,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct costs incurred to develop internal use software during the development stage are capitalized and amortized using the straight-line method over the estimated useful life, generally 2 to 10 years. Costs such as maintenance and training are expensed as incurred. Research and development costs are expensed as incurred.

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

Goodwill and intangible assets

The Company has intangible assets, including goodwill, newspaper mastheads, trademarks, distribution networks, publishing rights and copyrighted products. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually during the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts. Intangible assets with finite lives are amortized over their estimated useful lives. The impairment assessment of indefinite-lived intangibles compares the fair value of these intangible assets to their carrying value.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill is reviewed for impairment at a reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments. For purposes of goodwill impairment review, the Company has identified Dow Jones, the Australian newspapers, the U.K. newspapers, News America Marketing, Storyful Limited (“Storyful”), FOX SPORTS Australia, HarperCollins, REA Group, Move, Inc. (“Move”), Unruly Holdings Limited (“Unruly”) and DIAKRIT International Limited (“DIAKRIT”), as its reporting units. In assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step impairment review process. The first step of the two-step impairment process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit primarily by using a discounted cash flow analysis and market-based valuation approach methodologies. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates are assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment review is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment review is required to be performed to estimate the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The implied fair value of the reporting unit’s goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company also performs impairment reviews on its indefinite-lived intangible assets, including distribution networks, newspaper mastheads, trademarks, and imprints. Newspaper mastheads and book publishing imprints are reviewed on an aggregated basis in accordance with ASC 350. Distribution networks and trademarks are reviewed individually. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of the indefinite-lived intangible asset is less than its carrying value.

The methods used to estimate the fair value measurements of impaired goodwill and indefinite-lived intangible assets include those based on the income approach (including the discounted cash flow and relief-from-royalty methods) and those based on the market approach (primarily the guideline public company

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Long-lived assets

ASC 360, “Property, Plant, and Equipment,” (“ASC 360”) and ASC 350 require that the Company periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized if the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less their costs to sell.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as a principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of the arrangement. The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership.

Barter transactions

The Company enters into transactions that involve the exchange of advertising, in part, for other products and services, which are recorded at the lesser of estimated fair value of the advertising given or product or service received in accordance with the provisions of ASC 605-20-25, “Advertising Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and expenses are recognized when products are received or services are incurred. Revenue from barter transactions included in the Statements of Operations was $58 million, $56 million and $47 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Expense from barter transactions included in the Statements of Operations was $58 million, $56 million and $41 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

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

Advertising expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising and promotional expenses recognized totaled $607 million, $530 million and $442 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (loss) per share

Basic earnings (loss) per share for Class A Common Stock and Class B Common Stock is calculated by dividing Net income (loss) available to News Corporation stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted earnings (loss) per share for Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity-based compensation plans. (See Note 13—Earnings (Loss) per Share).

Equity-based compensation

Equity-based awards are accounted for in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the Consolidated Financial Statements. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

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

Fair Value Measurements

The Company has various financial instruments that are measured at fair value on a recurring basis, including certain marketable securities and derivatives. The Company also applies the provisions of fair value measurement to various non-recurring measurements for the Company’s non-financial assets and liabilities. With the exception of investments measured using the net asset value per share practical expedient prescribed in ASU 2015-07, the Company measures assets and liabilities in accordance with ASC 820, “Fair Value Measurements” (“ASC 820”), using inputs from the following three levels of the fair value hierarchy: (i) inputs that are quoted prices in active markets for identical assets or liabilities (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) unobservable inputs that require the entity to use its own best estimates about market participant assumptions (“Level 3”).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Financial instruments and derivatives

The carrying value of the Company’s financial instruments, including cash and cash equivalents, approximate fair value. The Company did not estimate the fair value of certain cost method investments because it was not practicable to do so. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market which are considered to be Level 2 measurements. The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2016, the Company did not anticipate nonperformance by any of the counterparties.

ASC 815, “Derivatives and Hedging” (“ASC 815”), requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. ASC 815 also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company uses financial instruments to hedge its limited exposures to foreign currency exchange risks primarily associated with payments made to manufacturers and service providers. These derivative contracts are primarily economic hedges. The Company records the changes in the fair value of these items in current earnings. The fair market value of foreign exchange forward contracts with foreign currency risk outstanding as of June 30, 2016 and June 30, 2015 was not material.

Recent Accounting Guidance

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 removes inconsistencies and differences in existing revenue requirements between GAAP and International Financial Reporting Standards (“IFRS”) and requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Once effective, ASU 2014-09 can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial adoption recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The amendments in ASU 2016-10 clarify aspects relating to the identification of performance obligations and improve the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Update 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The amendments in ASU 2016-12 address certain issues identified on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date for all ASUs noted above is annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact these ASUs will have on its consolidated financial statements.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 is intended to address stakeholder concerns regarding the usefulness of financial statements where a reporting entity is required to consolidate a legal entity where the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The update amends the accounting guidance around the consolidation of limited partnerships, the considerations surrounding the primary beneficiary determination and the consolidation of certain investment funds. ASU 2015-02 is effective for the Company for annual and interim periods beginning after December 16, 2015, however, early adoption is permitted. The Company does not expect the adoption of ASU 2015-02 to have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 clarifies guidance about whether a customer’s cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for customer’s accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendment can either be adopted prospectively for all arrangements entered into or materially modified after the effective date or retrospectively. ASU 2015-05 is effective for the Company for annual and interim periods beginning July 1, 2016, however, early adoption is permitted. The Company does not expect the adoption of ASU 2015-05 to have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share expedient. ASU 2015-07 is effective for annual and interim periods beginning July 1, 2016 with retrospective application to all periods presented. As permitted by ASU 2015-07, the Company early-adopted this standard in the fourth quarter of fiscal 2016. The retrospective adoption resulted in a reduction in Level 1 pension assets of nil and $104 million at June 30, 2016 and June 30, 2015, respectively and a reduction in Level 2 pension assets of $1,297 million and $1,307 million at June 30, 2016 and June 30, 2015, respectively. (See Note 16—Retirement Benefit Obligations). The adoption of ASU 2015-07 did not have a significant impact on the classification of the Company’s other assets which are measured at fair value on a recurring and nonrecurring basis.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 amends existing guidance to require that deferred income tax liabilities and assets be classified as non-current in the Consolidated Balance Sheets, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current and non-current amount in the Consolidated Balance Sheets. As permitted by ASU 2015-17, the Company early-adopted this standard and applied it prospectively. The prior periods have not been retroactively adjusted as a result of the adoption of ASU 2015-17.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2016, the FASB issued ASU 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). The amendments in ASU 2016-07 address recognition and measurement of equity investments. The amendments in this update eliminate the requirement to retroactively adjust the investment, results of operations and retained earnings when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. As permitted by ASU 2016-07, the Company early-adopted this standard and does not expect it to have a significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 address several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for annual and interim reporting periods beginning July 1, 2017. The Company is currently evaluating the impact ASU 2016-09 will have on its consolidated financial statements.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2016

Checkout 51 Mobile Apps ULC

In July 2015, the Company acquired Checkout 51 Mobile Apps ULC (“Checkout 51”) for approximately $13 million in cash at closing and approximately $10 million in deferred cash consideration which was paid during fiscal 2016. Checkout 51 is a data-driven digital coupon company that provides News America Marketing with a leading receipt recognition mobile app which enables packaged goods companies and brands to reach consumers with highly personalized marketing campaigns. Checkout 51’s results are included within the Company’s News and Information Services segment.

Unruly Holdings Limited

On September 30, 2015, the Company acquired Unruly for approximately £60 million (approximately $90 million) in cash and up to £56 million (approximately $86 million) in future cash consideration related to payments primarily contingent upon the achievement of certain performance objectives. As a result of the acquisition, the Company recognized a liability of approximately $40 million related to the contingent

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consideration. The fair value of the contingent consideration was estimated by applying a probability-weighted income approach. In accordance with ASC 350, $43 million of the purchase price has been allocated to acquired technology with a weighted-average useful life of 7 years, $21 million has been allocated to customer relationships and tradenames with a weighted-average useful life of 6 years and $68 million has been allocated to goodwill. The values assigned to the acquired assets and liabilities are based on estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction. Unruly is a leading global video distribution platform that is focused on delivering branded video advertising across websites and mobile devices. Unruly’s results of operations are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

DIAKRIT International Limited

In February 2016, the Company acquired a 92% interest in DIAKRIT for approximately $40 million in cash. The Company also has the option to purchase, and the minority shareholders have the option to sell to the Company, the remaining 8% in two tranches over the next six years at fair value. DIAKRIT is a digital visualization solutions company that helps homeowners see the potential in their future living environment with digital visualization solutions that enable them to plan, furnish and decorate their dream home, while also helping agents and developers generate more buyer inquiries and accelerate their property sale processes. DIAKRIT’s results are included within the Digital Real Estate Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

iProperty Group Limited

In February 2016, REA Group, in which the Company holds a 61.6% interest, increased its investment in iProperty Group Limited (“iProperty”) from 22.7% to approximately 86.9% for A$482 million in cash (approximately $340 million). The remaining 13.1% not currently owned will become mandatorily redeemable during fiscal 2018. As a result, the Company recognized a liability of approximately $76 million, which reflects the present value of the amount expected to be paid for the remaining interest based on the formula specified in the acquisition agreement. The acquisition was funded primarily with the proceeds from borrowings under an unsecured syndicated revolving loan facility (the “REA Facility”). (See Note 9—Borrowings). The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. iProperty is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASC 805 “Business Combinations,” REA Group recognized a gain of $29 million resulting from the revaluation of its previously held equity interest in iProperty in Other, net in the Statement of Operations for the fiscal year ended June 30, 2016. The total fair value of iProperty at the acquisition date is set forth below (in millions):

Cash paid for iProperty equity	$340
Deferred consideration	76

Total consideration	416

Fair value of previously held iProperty investment	120

Total fair value	$536

Under the purchase method of accounting, the total consideration is allocated to net tangible and intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The allocation is as follows (in millions):

Assets Acquired:
Goodwill	$498
Intangible assets	72
Net Liabilities	(34)

Net assets acquired	$536

The acquired intangible assets primarily relate to tradenames which have an indefinite life. The values assigned to the acquired assets and liabilities are based on estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.

Flatmates.com.au Pty Ltd

In May 2016, REA Group acquired Flatmates.com.au Pty Ltd (“Flatmates”) for $19 million in cash at closing and up to $15 million in future cash consideration related to payments contingent upon the achievement of certain performance objectives. Flatmates operates the Flatmates.com.au website, which is a market leading share accommodation site in Australia. The acquisition enhances REA Group’s Australian product offering by extending its reach into the quickly growing share accommodation business. Flatmates is a subsidiary of REA Group, and its results since acquisition are included within the Digital Real Estate Services segment.

Australian Regional Media

In June 2016, the Company entered into an agreement to purchase Australian Regional Media (“ARM”) from APN News and Media Limited (“APN”) for approximately $30 million. ARM operates a portfolio of regional print assets and websites and extends the reach of the Australian newspaper business to new customers in new geographic regions. The acquisition is subject to regulatory and APN shareholder approval.

Wireless Group plc

On June 30, 2016, the Company announced that it had reached an agreement on the terms of a recommended cash offer (the “Offer”) to acquire Wireless Group plc (“Wireless Group”) for a purchase price of 315 pence per share in cash, or approximately £220 million (approximately $300 million) in the aggregate, plus

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

any assumed debt at closing. Wireless Group, a publicly-traded company listed on the London and Irish Stock Exchanges, operates TalkSPORT, the leading sports radio network in the U.K., and a portfolio of radio stations in the U.K. and Ireland. The proposed acquisition is expected to broaden the Company’s range of services in the U.K., Ireland and internationally. The Offer is subject to customary closing conditions, including shareholder acceptances and regulatory approval, as well as the other terms set forth in the Company’s Offer Document. As a result of U.K. takeover regulations requiring the Company to demonstrate that necessary financial resources are available to enable full satisfaction of the consideration payable in the Offer, the Company has specifically set aside $315 million of cash for the Offer and has classified it as restricted cash in the Balance Sheet as of June 30, 2016.

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

Move, Inc.

In November 2014, the Company acquired all of the outstanding shares of Move, which was a publicly traded company, for $21.00 per share in cash. Move is a leading provider of online real estate services, and the acquisition expanded the Company’s digital real estate services business into the U.S., one of the largest real estate markets. Move primarily operates realtor.com®, a premier real estate information and services marketplace. Move also offers a number of professional software and services products, including Top Producer®, TigerLead® and ListHubTM. Move’s results of operations are included within the Digital Real Estate Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The aggregate cash payment at closing to acquire the outstanding shares of Move was approximately $864 million, which was funded with cash on hand. The Company also assumed outstanding Move equity-based compensation awards with a fair value of $67 million, consisting of vested and unvested stock options, restricted stock units (“RSUs”) and restricted stock awards. Of the total fair value of the assumed equity-based compensation awards, $28 million was allocated to pre-combination services and included in total consideration transferred and $39 million was allocated to future services and is being expensed over the weighted average remaining service period of 2.5 years. (See Note 12— Equity Based Compensation). In addition, following the acquisition, the Company utilized approximately $129 million of cash to settle all of Move’s outstanding indebtedness that was assumed as part of the transaction. The total transaction value for the Move acquisition is set forth below (in millions):

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

Under the purchase method of accounting, the total consideration transferred is allocated to net tangible and intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The allocation is as follows (in millions):

Assets acquired:
Cash	$108
Other current assets	28
Intangible assets	216
Deferred income taxes	153
Goodwill	552
Other non-current assets	69

Total assets acquired	$1,126

Liabilities assumed:
Current liabilities	$50
Deferred income taxes	52
Borrowings	129
Other non-current liabilities	3

Total liabilities assumed	234

Net assets acquired	$892

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The acquired intangible assets relate to the license of the realtor.com® trademark, which has a fair value of approximately $116 million and an indefinite life, and customer relationships, other tradenames and certain multiple listing service agreements with an aggregate fair value of approximately $100 million, which are being amortized over a weighted-average useful life of approximately 15 years. The Company also acquired technology, primarily associated with the realtor.com® website, that has a fair value of approximately $39 million, which is being amortized over 4 years. The acquired technology has been recorded in Property, Plant and Equipment, net in the Consolidated Balance Sheets as of the date of acquisition.

Move had U.S. federal net operating loss carryforwards (“NOLs”) of $947 million ($332 million tax-effected) at the date of acquisition. The NOLs are subject to limitations as promulgated under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code limits the amount of acquired NOLs that we can use on an annual basis to offset future U.S. consolidated taxable income. Valuation allowances and unrecognized tax benefits were recorded against these NOLs in the amount of $484 million ($170 million tax-effected) as part of the purchase price allocation. Accordingly, the Company expected approximately $463 million of NOLs could be utilized, and recorded a net deferred tax asset of $162 million as part of the purchase price allocation. As a result of management’s plan to dispose of its digital education business, the Company increased its estimated utilization of Move’s NOLs by $167 million ($58 million tax-effected) and released valuation allowances equal to that amount. Upon filing its fiscal 2015 federal income tax return, the Company reduced Move’s NOLs by $298 million which represents the amount expected to expire unutilized due to the Section 382 limitation discussed above. As of June 30, 2016, the remaining Move NOLs expected to be utilized are $573 million ($201 million tax-effected). The utilization of these NOLs is dependent on generating sufficient U.S. taxable income prior to expiration which begins in varying amounts starting in 2021. The deferred tax assets established for Move’s NOLs, net of valuation allowance and unrecognized tax benefits, are included in Non-current deferred tax assets on the Balance Sheets.

Fiscal 2014

In September 2013, the Company sold the Dow Jones Local Media Group (“LMG”), which operated eight daily and fifteen weekly newspapers in seven states. The gain recognized on the sale of LMG was not significant as the carrying value of the assets held for sale on the date of sale approximated the proceeds received. The net income, assets, liabilities and cash flows attributable to the LMG operations were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

In December 2013, the Company acquired Storyful, a social media content agency, for approximately $25 million, of which $19 million was paid in cash, with the remainder primarily related to an earn-out that was contingent upon the achievement of certain performance objectives. The Storyful acquisition complements the Company’s existing video capabilities, including the creation and distribution of original and on-demand programming such as WSJ Live and BallBall. Storyful’s results are included within the News and Information Services segment.

NOTE 4. DISCONTINUED OPERATIONS

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

In the first quarter of fiscal 2016, the Company recognized a pre-tax non-cash impairment charge of $76 million reflecting a write down of the digital education business to its fair value less costs to sell. The Company

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

completed the sale of the Amplify Insight and Amplify Learning businesses on September 30, 2015 and incurred approximately $17 million in severance and lease termination costs in conjunction with the sale. These amounts are included in Loss before income tax benefit in the table below for the fiscal year ended June 30, 2016. Additionally, during the first quarter of fiscal 2016, the Company recognized a tax benefit of $144 million upon reclassification of the Digital Education segment to discontinued operations. This amount is included in Income tax benefit in the table below for the fiscal year ended June 30, 2016.

During the fourth quarter of fiscal 2015, as part of the Company’s long-range planning process, the Company changed its strategy and related outlook with respect to the Amplify reporting unit which resulted in a reduction in expected future cash flows for the business. As a result, the Company determined that the fair value of this reporting unit declined below its carrying value and recorded a non-cash impairment charge of $371 million, with no associated tax impact, in the fiscal year ended June 30, 2015. The charge primarily consisted of a write-down of the Company’s goodwill of $325 million and a write-down of capitalized software development costs of $45 million. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 12%-45%) and long-term growth rates (ranging from 0%-4%). The impairment charges are included in Loss before income tax benefit in the table below for the fiscal year ended June 30, 2015.

The following table summarizes the results of operations from the discontinued segment:

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Revenues	$27	$109	$88
Loss before income tax benefit	(159)	(496)	(219)
Income tax benefit	174	51	77

Income (loss) from discontinued operations, net of tax	$15	$(445)	$(142)

The following table summarizes the cash flows from discontinued operations:

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Net cash used in operating activities	$(74)	$(157)	$(175)
Net cash provided by (used in) investing activities	13	(70)	(21)
Net cash used in financing activities	—	—	—

Net decrease in cash and cash equivalents	$(61)	$(227)	$(196)

Assets and liabilities held for sale related to discontinued operations as of June 30, 2016 and June 30, 2015 are included in Other current liabilities and Other current assets, respectively, in the Balance Sheets as follows:

	As of June 30, 2016	As of June 30, 2015
	(in millions)
Current assets	$1	$54
Non-current assets	—	100

Total assets	$1	$154

Current Liabilities	7	46
Non-current liabilities	—	16

Total liabilities	$7	$62

Net (liabilities) assets held for sale	$(6)	$92

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. RESTRUCTURING PROGRAMS

The Company recorded restructuring charges of $89 million, $84 million and $79 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, of which $79 million, $75 million and $67 million related to the News and Information Services segment, respectively. The restructuring charges recorded in fiscal 2016, 2015 and 2014 were primarily for employee termination benefits.

Changes in the restructuring program liabilities were as follows:

	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, June 30, 2013	$51	$6	$2	$59
Additions	69	8	2	79
Payments	(101)	(5)	(1)	(107)
Other	2	(2)	(3)	(3)

Balance, June 30, 2014	$21	$7	$—	$28
Additions	74	1	9	84
Payments	(46)	(3)	(3)	(52)
Other	(2)	—	—	(2)

Balance, June 30, 2015	$47	$5	$6	$58
Additions	86	1	2	89
Payments	(95)	(1)	—	(96)
Other	(5)	—	(2)	(7)

Balance, June 30, 2016	$33	$5	$6	$44

As of June 30, 2016, restructuring liabilities of approximately $34 million were included in the Balance Sheet in Other current liabilities and $10 million were included in Other non-current liabilities.

NOTE 6. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of June 30, 2016	As of June 30,
		2016	2015
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,437	$1,476
Other equity method investments(b)	various	101	168
Loan receivable from Foxtel(c)	N/A	338	345
Available-for-sale securities(d)	various	189	185
Cost method investments(e)	various	205	205

Total Investments		$2,270	$2,379

(a)

The change in the Foxtel investment for the fiscal year ended June 30, 2016 was primarily due to the impact of foreign currency fluctuations. For the fiscal years ended June 30, 2016 and 2015, the Company received dividends from Foxtel of $26 million and $107 million, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s investment in Foxtel exceeded its equity in the underlying net assets by approximately $1.5 billion as of June 30, 2016. This amount represented the excess cost over the Company’s proportionate share of its investment’s underlying net assets. This has been allocated between finite-lived intangible assets, indefinite-lived intangible assets and goodwill. The finite-lived intangible assets of approximately $0.5 billion primarily represent subscriber relationships with a weighted average remaining useful life of 7 years.

(b)

Other equity method investments as of June 30, 2015 primarily included REA Group’s investment in iProperty. In July 2014, REA Group purchased a 17.22% interest in iProperty for total cash consideration of approximately $100 million. In December 2014, REA Group sold Squarefoot, its Hong Kong based business, to iProperty in exchange for an additional 2.2% interest in iProperty. As of June 30, 2015, REA Group owned an approximate 19.9% interest in iProperty and increased its ownership percentage to an approximate 22.7% interest in the first quarter of fiscal 2016. In February 2016, REA Group increased its ownership interest in iProperty to approximately 86.9% for A$482 million (approximately $340 million) and from then its results are consolidated within the Digital Real Estate Services segment. (See Note 3—Acquisitions, Disposals and Other Transactions).

(c)

In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and Foxtel’s shareholders made pro rata capital contributions in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($338 million and $345 million as of June 30, 2016 and June 30, 2015, respectively). The subordinated shareholder notes can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder notes have a maturity date of July 15, 2027, with interest payable on June 30 each year and at maturity. On June 22, 2016, Foxtel and Foxtel’s shareholders agreed to modify the terms of the loan receivable to reduce the interest rate from 12% to 10.5%, to more closely align with current market rates. Foxtel paid interest at a rate of 10.5% for fiscal 2016. Upon maturity, the principal advanced will be repayable.

(d)

Available-for-sale securities primarily include the Company’s investments in The Rubicon Project, Inc. and APN. During fiscal 2015, the Company purchased a 14.99% interest in APN for approximately $112 million. During fiscal 2016, the Company participated in an entitlement offer to maintain its 14.99% interest for $20 million. APN operates a portfolio of Australian radio and outdoor media assets.

(e)

Cost method investments primarily include the Company’s investment in SEEKAsia Limited (“SEEK Asia”) and certain investments in China. In November 2014, SEEK Asia, in which the Company owned a 12.1% interest, acquired the online employment businesses of JobStreet Corporation Berhad (“JobStreet”), which were combined with JobsDB, Inc., SEEK Asia’s existing online employment business. The transaction was funded primarily through additional contributions by SEEK Asia shareholders which did not have an impact on the Company’s ownership. The Company’s share of the funding contribution was approximately $60 million. In June 2015, the Company purchased an additional 0.8% interest in SEEK Asia for approximately $7 million, which increased the Company’s investment to approximately 12.9%. In June 2016, the Company’s interest in SEEK Asia increased to approximately 13.75% as a result of the repurchase and cancellation of shares owned by certain other shareholders.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company measures the fair market values of available-for-sale investments as Level 1 financial instruments under ASC 820 as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of June 30,
	2016	2015
	(in millions)
Cost basis of available-for-sale investments	$155	$164
Accumulated gross unrealized gain	34	46
Accumulated gross unrealized loss	—	(25)

Fair value of available-for-sale investments	$189	$185

Net deferred tax liability	$13	$11

Equity Earnings of Affiliates

The Company’s share of the earnings of its equity affiliates was as follows:

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Foxtel(a)	$38	$59	$90
Other equity affiliates, net	(8)	(1)	—

Total Equity earnings of affiliates	$30	$58	$90

(a)

In accordance with ASC 350, the Company amortized $52 million, $57 million and $62 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations.

Impairments of investments

The Company regularly reviews its investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. The Company recorded write-offs and impairments of certain investments in the fiscal years ended June 30, 2016, 2015 and 2014 of $21 million, $5 million and $10 million, respectively. These write-offs and impairments were reflected in Other, net in the Statements of Operations and were taken either as a result of the deteriorating financial position of the investee or due to an other-than-temporary impairment resulting from sustained losses and limited prospects for recovery. Of the $21 million in write-offs and impairments recognized in the fiscal year ended June 30, 2016 , approximately $17 million was reclassified out of accumulated other comprehensive income and included in Other, net in the Statement of Operations.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Revenues	$2,379	$2,658	$2,897
Operating income(a)	373	441	554
Net income	180	232	304

(a)

Includes Depreciation and amortization of $231 million, $319 million and $349 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Operating income before depreciation and amortization was $604 million, $760 million and $903 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

	As of June 30,
	2016	2015
	(in millions)
Current assets	$605	$458
Non-current assets	2,470	2,506
Current liabilities	764	731
Non-current liabilities	2,534	2,544

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2016	2015
		(in millions)
Land		$153	$161
Buildings and leaseholds	3 to 50 years	1,793	1,925
Machinery and equipment(a)	3 to 40 years	2,872	2,972

		4,818	5,058
Less: accumulated depreciation and amortization(b)		(2,524)	(2,493)

		2,294	2,565
Construction in progress(a)		111	125

Total Property, plant and equipment, net		$2,405	$2,690

(a)	Includes capitalized software of approximately $950 million and $898 million as of June 30, 2016 and 2015, respectively.
(b)	Includes accumulated amortization of capitalized software of approximately $498 million and $447 million as of June 30, 2016 and 2015, respectively.

Depreciation and amortization related to property, plant and equipment was $415 million, $407 million and $470 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. This includes amortization of capitalized software of $194 million, $169 million and $136 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Total operating lease expense was approximately $164 million, $195 million and $187 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of the Company’s intangible assets and related accumulated amortization for the fiscal years ended June 30, 2016 and June 30, 2015 were as follows:

	As of June 30,
	2016	2015
	(in millions)
Intangible Assets Not Subject to Amortization
Newspaper Mastheads	$307	$308
Distribution Networks	391	392
Imprints	245	266
Trademarks and tradenames	191	120

Total intangible assets not subject to amortization	1,134	1,086

Intangible Assets Subject to Amortization
Channel Distribution Agreements(a)	342	366
Publishing Rights(b)	365	389
Customer Relationships(c)	336	336
Other(d)	30	26

Total intangible assets subject to amortization, net	1,073	1,117

Total Intangible assets, net	$2,207	$2,203

(a)

Net of accumulated amortization of $58 million and $43 million as of June 30, 2016 and 2015, respectively. The average useful life of the channel distribution agreements is 25 years primarily based on the period that a majority of the future cash flows from these intangibles will be generated.

(b)

Net of accumulated amortization of $150 million and $122 million as of June 30, 2016 and 2015, respectively. The average useful life of publishing rights is 4 to 30 years primarily based on the weighted-average remaining contractual terms of the underlying publishing contracts and the Company’s estimates of the period within those terms that the asset is expected to generate a majority of its future cash flows.

(c)

Net of accumulated amortization of $363 million and $340 million as of June 30, 2016 and 2015, respectively. The average useful life of customer relationships ranges from 2 to 25 years. The useful lives of these assets are estimated by applying historical attrition rates and determining the resulting period over which a majority of the accumulated undiscounted cash flows related to the customer relationships are expected to be generated. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

(d)

Net of accumulated amortization of $69 million and $50 million as of June 30, 2016 and 2015, respectively. The average useful life of other intangible assets ranges from 2 to 15 years. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

Amortization related to amortizable intangible assets was $91 million, $90 million and $83 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Based on the current amount of amortizable intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2017—$93 million; 2018—$89 million; 2019—$77 million; 2020—$67 million; and 2021—$60 million. These amounts may vary as acquisitions and disposals occur in the future and as purchase price allocations are finalized.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying value of goodwill, by segment, are as follows:

	News and Information Services	Book Publishing	Digital Real Estate Services	Cable Network Programming	Other	Total Goodwill
	(in millions)
Balance, June 30, 2014	$1,701	$71	$86	$599	$—	$2,457
Acquisitions	—	191	566	—	4	761
Foreign currency movements	(5)	(21)	(16)	(113)	—	(155)

Balance, June 30, 2015	$1,696	$241	$636	$486	$4	$3,063

Acquisitions	80	31	545	—	—	656
Foreign currency movements	(11)	(12)	28	(10)	—	(5)

Balance, June 30, 2016	$1,765	$260	$1,209	$476	$4	$3,714

The carrying amount of goodwill as of June 30, 2016 reflected accumulated impairments, principally relating to the News and Information Services segment, of $3.4 billion.

Annual Impairment Assessments

Fiscal 2016

In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually in the fourth quarter for impairment or earlier if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. (See Note 2—Summary of Significant Accounting Policies).

The performance of the Company’s annual impairment analysis did not result in any impairments of goodwill in fiscal 2016. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 9%-14.5%), long-term growth rates (ranging from 0%-3.5%) and royalty rates (ranging from 0.5%-3.4%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 10%-15%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

Fiscal 2015

The performance of the Company’s annual impairment analysis did not result in any impairments of goodwill in fiscal 2015. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 9%-14%), long-term growth rates (ranging from 0%-3%) and royalty rates (ranging from 0.5%-3.3%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 10%-15%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2014

The performance of the Company’s annual impairment analysis did not result in any impairments of goodwill in fiscal 2014. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 9.0%-14.0%), long-term growth rates (ranging from 0.0%-4.0%) and royalty rates (ranging from 0.5%-2.8%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 10%-15%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

NOTE 9. BORROWINGS

The Company’s total borrowings consist of the following:

	As of June 30, 2016	As of June 30, 2015
	(in millions)
Facility due December 2017	$90	$—
Facility due December 2018	90	—
Facility due December 2019	179	—
Other obligations	13	—

Total debt	372	—
Less: Current portion	(3)	—

Total long-term debt	$369	$—

REA Group Unsecured Revolving Loan Facility

REA Group entered into a A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty. The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which become due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of June 30, 2016, REA Group was paying a margin of between 1.00% and 1.20%. REA Group paid approximately $4 million in interest for the fiscal year ended June 30, 2016 at a weighted average interest rate of 3.2%. The REA Facility requires REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of June 30, 2016, REA Group was in compliance with all of the applicable debt covenants.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In October 2015, the Company entered into an amendment to the Credit Agreement (the “Amendment”) which, among other things, extended the original term of the Facility by two years and lowered the commitment fee payable by the Company. As a result of the Amendment, the lenders’ commitments now terminate on October 23, 2020, and any borrowings will be due at that time. The Company may request that the commitments be extended under certain circumstances as set forth in the Credit Agreement for up to two additional one-year periods.

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of June 30, 2016, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of June 30, 2016, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

Total borrowings, excluding other obligations and debt issuance costs, have the following scheduled maturities for each of the next five fiscal years:

As of June 30, 2016
(in millions)
Fiscal 2017	$—
Fiscal 2018	90
Fiscal 2019	90
Fiscal 2020	180
Fiscal 2021	—
Thereafter	—

NOTE 10. REDEEMABLE PREFERRED STOCK

In connection with the Company’s separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”) on June 28, 2013 (the “Distribution Date”), 21st Century Fox sold 4,000 shares of cumulative redeemable preferred stock with a par value of $5,000 per share of a newly formed U.S. subsidiary of the Company. The preferred stock pays dividends at a rate of 9.5% per annum, payable quarterly, in arrears. The preferred stock is callable by the Company at any time after the fifth year and is puttable at the option of the holder after 10 years. As of June 30, 2016 and 2015, $20 million was included in Redeemable preferred stock on the Balance Sheets.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. STOCKHOLDERS’ EQUITY

Authorized Capital Stock

The Company’s authorized capital stock consists of 1,500,000,000 shares of Class A Common Stock, par value $0.01 per share, 750,000,000 shares of Class B Common Stock, par value $0.01 per share, 25,000,000 shares of Series Common Stock, par value $0.01 per share, and 25,000,000 shares of Preferred Stock, par value $0.01 per share.

Common Stock

Shares Outstanding—Following the Separation, the Company had approximately 379 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and 200 million shares of Class B Common Stock outstanding at a par value of $0.01 per share. As of June 30, 2016, the Company had approximately 380 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and approximately 200 million shares of Class B Common Stock outstanding at a par value of $0.01 per share.

Dividends— Dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock totaled $0.20 for fiscal 2016. No dividends were declared or paid in fiscal 2015 or fiscal 2014. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Company’s Board of Directors (the “Board of Directors”). The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

Voting Rights—Holders of the Company’s Class A Common Stock are entitled to vote only in the limited circumstances set forth in the Company’s Restated Certificate of Incorporation. Holders of the Company’s Class B Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

Liquidation Rights—In the event of a liquidation or dissolution of the Company, holders of Class A Common Stock and Class B Common Stock shall be entitled to receive all of the remaining assets of the Company available for distribution to its stockholders, ratably in proportion to the number of shares held by Class A Common Stock holders and Class B Common Stock holders, respectively. In the event of any merger or consolidation with or into another entity, the holders of Class A Common Stock and the holders of Class B Common Stock shall generally be entitled to receive substantially identical per share consideration.

Stock Repurchases

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. Through August 5, 2016, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate purchase price of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 5, 2016 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased. The total number and value of shares repurchased for the fiscal years ended June 30, 2016, 2015 and 2014 are as follows:

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Total cost of repurchases	$39	$32	—
Total number of shares repurchased	3.1	2.1	—

Stockholder Rights Agreement

During fiscal 2015, the Board of Directors adopted the second amended and restated rights agreement, which is referred to below as the “rights agreement.” Under the rights agreement, each outstanding share of common stock of the Company has attached to it one right. Initially, the rights are represented by the common stock of the Company, are not traded separately from the common stock and are not exercisable. The rights, unless redeemed or exchanged, will become exercisable for common stock of the Company 10 business days after public announcement that a person or group has obtained beneficial ownership (defined to include stock which a person has the right to acquire, regardless of whether such right is subject to the passage of time or the satisfaction of conditions), including by means of a tender offer, of 15% or more of the outstanding shares of the Company’s Class B Common Stock. Following such acquisition of beneficial ownership, each right will entitle its holder (other than the acquiring person or group) to purchase, at the exercise price (subject to adjustments provided in the rights agreement), a number of shares of the Company’s Class A or Class B Common Stock, as applicable, having a then-current market value of twice the exercise price, and in the event of a subsequent merger or other acquisition of the Company or transfer of 50% or more of the Company, to purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a then-current market value of twice the exercise price. The exercise price for the Company rights will be $90.00, subject to certain adjustments.

The rights will not become exercisable by virtue of (i) any person’s or group’s beneficial ownership, as of the Distribution Date, of 15% or more of the Class B Common Stock of the Company, unless such person or group acquires beneficial ownership of additional shares of the Company’s Class B Common Stock after June 18, 2015; (ii) the repurchase of the Company’s shares that causes a holder to become the beneficial owner of 15% or more of the Company’s Class B Common Stock, unless such holder acquires beneficial ownership of additional shares representing one percent or more of the Company’s Class B Common Stock; (iii) acquisitions by way of a pro rata stock dividend or a stock split; (iv) acquisitions solely as a result of any unilateral grant of any security by the Company or through the exercise of any options, warrants, rights or similar interests (including restricted stock) granted by the Company to its directors, officers and employees pursuant to any equity incentive or award plan; or (v) certain acquisitions determined by the Board of Directors to be inadvertent, provided, that following such acquisition, the acquirer promptly, but in any case within 10 business days, divests a sufficient number of shares so that such person would no longer otherwise qualify as an acquiring person.

The rights will expire on June 18, 2018, unless the rights agreement is earlier terminated or such date is advanced or extended by the Company, or the rights are earlier redeemed or exchanged by the Company.

NOTE 12. EQUITY-BASED COMPENSATION

Employees of the Company participate in the News Corporation 2013 Long-Term Incentive Plan (the “2013 LTIP”) under which equity-based compensation, including stock options, performance stock units (“PSUs”),

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

restricted stock awards, RSUs and other types of awards can be granted. The Company has the ability to award up to 30 million shares of Class A Common Stock under the terms of the 2013 LTIP in addition to awards assumed in connection with the Separation and with acquisitions.

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

The following table summarizes the Company’s equity-based compensation expense from continuing operations reported in the Statements of Operations:

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Total Equity compensation expense	$55	$53	$32

Total intrinsic value of stock options exercised	$3	$24	$2

As of June 30, 2016, total compensation cost not yet recognized for all plans presented related to unvested awards held by the Company’s employees was approximately $53 million and is expected to be recognized over a weighted average period of between one and two years.

The tax benefit recognized on PSUs and RSUs for the Company’s employees that vested, and stock options that were exercised by the Company’s employees, during the applicable fiscal year was $11 million, $17 million and $8 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Summary of Incentive Plans

The fair value of equity-based compensation granted under the 2013 LTIP is calculated according to the type of award issued. Cash settled awards are marked-to-market at the end of each reporting period.

Performance Stock Units

PSU awards are grants that entitle the holder to shares of the Company’s Class A Common Stock or the cash equivalent value of such shares based on the achievement of pre-established performance metrics over the applicable performance period. PSUs are fair valued on the date of grant and expensed using a straight-line method as the awards cliff vest at the end of the three-year performance period. The number of PSUs that will vest can range from 0% to 200% of the target award and will be based on the achievement of the performance condition and the Company’s three-year total shareholder return (“TSR”). The expense recorded for the portion of the award that is subject to the performance condition is based on management’s determination of the probable outcome of the performance condition and the corresponding number of shares expected to vest. The Company records a cumulative expense adjustment in periods in which its estimate of the number of shares expected to vest changes. Additionally, the expense recognized is ultimately adjusted to reflect the actual number of shares that vested based on the achievement of the performance condition. The number of awards which vest is also

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

impacted by the Company’s TSR as measured against the three-year TSR of the companies that comprise the Standard and Poor’s 500 Index. The fair value of the TSR condition is determined using a Monte Carlo simulation model. Any person who holds PSUs shall have no ownership interest in the shares or cash to which such PSUs relate unless and until the shares or cash are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited equity-based compensation awards become available for future grants.

In the first quarters of fiscal 2016 and 2015, certain employees of the Company each received a grant of PSUs that has a three-year performance measurement period beginning on July 1, 2015 and July 1, 2014, respectively. Vesting of the awards is subject to the achievement of the performance condition, consisting of pre-defined targets for cumulative earnings per share and cumulative free cash flow for the applicable performance period, as well as the TSR condition. The majority of these awards will be settled in shares of the Company’s Class A Common Stock subject to the achievement of the relevant performance metrics and participants’ continued employment with the Company.

In the second quarter of fiscal 2014, certain employees of the Company each received a grant of PSUs that has a three-year performance measurement period beginning on July 1, 2013. Vesting of the awards is subject to the achievement of the performance condition, consisting of pre-defined targets for cumulative earnings per share and consolidated free cash flow growth for the applicable performance period, as well as the TSR condition. The majority of these awards will be settled in shares of the Company’s Class A Common Stock subject to the achievement of the relevant performance metrics and participants’ continued employment with the Company.

For the fiscal years ended June 30, 2016, 2015 and 2014, a total of 4.2 million, 3.4 million and 4.3 million target PSUs were granted to the Company’s employees, respectively, of which 3.0 million, 2.3 million and 2.7 million, respectively, will be settled in Class A Common Stock of the Company, with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash.

For the fiscal years ended June 30, 2016, 2015 and 2014, approximately 1.2 million, 2.0 million and nil PSUs vested, respectively, of which approximately 0.2 million, 0.5 million and nil PSUs, respectively, were settled in cash for approximately $3.3 million, $8.2 million and nil before statutory tax withholdings, respectively.

Restricted Stock Units

RSU awards are grants that entitle the holder to shares of the Company’s Class A Common Stock or the cash equivalent value of such shares based on the share price on the expected vesting date. The fair value of RSUs issued under the 2013 LTIP is based upon the fair market value of the shares underlying the awards on the grant date. Any person who holds RSUs shall have no ownership interest in the shares or cash to which such RSUs relate unless and until shares or cash are delivered to the holder.

During fiscal 2016, 2015 and 2014, certain employees of the Company each received a grant of time-vested RSUs. Vesting of the awards is subject to the participants’ continued employment with the Company through the applicable vesting date. During the fiscal years ended June 30, 2016, 2015 and 2014, 0.3 million, 0.5 million and 0.2 million RSUs were granted to the Company’s employees, respectively, which primarily vest over three to four years.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity from continuing and discontinued operations related to the target PSUs and RSUs granted to the Company’s employees which will be settled in shares of the Company (PSUs and RSUs in thousands):

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
PSUs and RSUs
Unvested units at beginning of the year	8,355	$16.77	7,222	$13.00	5,557	$9.46
Granted(a)	3,472	15.51	2,975	17.29	2,924	19.06
RSUs assumed in acquisition(b)	—	—	2,491	15.20	—	—
Vested(c)	(1,913)	13.56	(3,131)	10.19	(24)	10.70
Cancelled(d)	(2,141)	15.76	(1,202)	11.36	(1,235)	11.39

Unvested units at the end of the year(e)	7,773	$17.34	8,355	$16.77	7,222	$13.00

(a)

For fiscal 2016, includes 3.0 million target PSUs and 0.3 million RSUs granted and a payout adjustment of 0.2 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2013 that vested during fiscal 2016.

For fiscal 2015, includes 2.3 million target PSUs and 0.5 million RSUs granted and a payout adjustment of 0.2 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2012 that vested during fiscal 2015.

(b)	Represents RSUs assumed in the Move acquisition. The weighted average grant date fair value for the assumed awards was calculated using the fair value of the awards at the acquisition date.
(c)	The fair value of PSUs and RSUs held by the Company’s employees that vested during the fiscal years ended June 30, 2016, 2015 and 2014 was $26 million, $32 million, and nil, respectively.
(d)

For fiscal 2016, includes 0.8 million of target PSUs and 0.3 million RSUs cancelled and a payout adjustment of 1.0 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2013 that vested during fiscal 2016.

For fiscal 2015, includes 0.3 million of target PSUs and 0.3 million RSUs cancelled during fiscal 2015 and a payout adjustment of 0.6 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2012 that vested during fiscal 2015.

(e)	The intrinsic value of these unvested RSUs and target PSUs was approximately $89 million as of June 30, 2016.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes information about stock option transactions for the employee stock option plans (options in thousands):

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
		(in US$)		(in US$)		(in US$)
Outstanding at the beginning of the year	2,008	$8.82	263	$6.25	463	$5.88
Options assumed in acquisition(a)	—	—	4,336	7.46	—	—
Exercised	(508)	7.34	(2,521)	6.22	(200)	5.39
Cancelled	(262)	10.75	(70)	8.37	—	—

Outstanding at the end of the year(b)	1,238	$9.03	2,008	$8.82	263	$6.25

Exercisable at the end of the year(c)	945		1,117		263

(a)

Represents options assumed in the Move acquisition. The weighted average exercise price for the assumed options was calculated using the converted exercise price at the acquisition date. The converted exercise price was calculated using a formula designed to preserve the value of the awards based on the price per share paid in the acquisition.

(b)

The intrinsic value of options outstanding held by the Company’s employees as of June 30, 2016, 2015 and 2014 was $3 million, $12.8 million and $3.1 million, respectively. The weighted average remaining contractual life of options outstanding as of June 30, 2016 was 4.74 years.

(c)	The weighted average remaining contractual life of options exercisable as of June 30, 2016 was 3.94 years.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. EARNINGS (LOSS) PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions, except per share amounts)
Income from continuing operations	$235	$367	$436
Less: Net income attributable to noncontrolling interests	(71)	(69)	(55)
Less: Redeemable preferred stock dividends(a)	(2)	(2)	(2)

Income from continuing operations available to News Corporation stockholders	162	296	379
Income (loss) from discontinued operations, net of tax, available to News Corporation stockholders	15	(445)	(142)

Net income (loss) available to News Corporation stockholders	$177	$(149)	$237

Weighted-average number of shares of common stock outstanding—basic	580.6	581.0	579.0
Dilutive effect of equity awards	1.9	1.6	0.7

Weighted-average number of shares of common stock outstanding—diluted	582.5	582.6	579.7

Income from continuing operations available to News Corporation stockholders per share—basic and diluted	$0.28	$0.51	$0.65
Income (loss) from discontinued operations available to News Corporation stockholders per share—basic and diluted	$0.02	$(0.77)	$(0.24)

Net income (loss) available to News Corporation stockholders per share—basic and diluted	$0.30	$(0.26)	$0.41

(a)	See Note 10—Redeemable Preferred Stock

NOTE 14. RELATED PARTY TRANSACTIONS

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates, to sell certain broadcast rights and purchase and/or sell advertising and administrative services. The following table sets forth the net revenue from related parties included in the Statements of Operations:

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Related party revenue, net of expense	$319	$281	$305

The following table sets forth the amount of receivables due from and payable to related parties outstanding on the Balance Sheets:

	As of June 30,
	2016	2015
	(in millions)
Accounts receivable from related parties	$86	$72
Notes receivable from related parties	338	345
Accounts payable to related parties	31	10

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2016:

	As of June 30, 2016
	Payments Due by Period
	Total	1 year	2-3 years	4-5 years	After 5 years
	(in millions)
Purchase obligations(a)	$787	$339	$183	$99	$166
Sports programming rights(b)	1,184	158	379	388	259
Operating leases(c)
Land and buildings	1,436	129	274	207	826
Plant and machinery	4	2	2	—	—

Total commitments and contractual obligations	$3,411	$628	$838	$694	$1,251

(a)	The Company has commitments under purchase obligations related to printing contracts, capital projects, marketing agreements and other legally binding commitments.
(b)

The Company has sports programming rights commitments with the National Rugby League, Australian Rugby Union and International Cricket as well as certain other broadcast rights which are payable through fiscal 2023. In November 2015, the Company entered into a sports programming rights agreement with the National Rugby League to license certain media rights for a five year period from 2018 to 2022 for approximately $775 million (A$1.1 billion). In August 2015, the Company entered into a sports programming rights agreement with the Australian Football League to license certain media rights for a six year period from 2017 to 2022 for approximately $850 million (A$1.2 billion). The sports programming rights for the Australian Football League were novated to Foxtel in the fourth quarter of fiscal 2016 and are not included in the table above.

(c)

The Company leases office facilities, warehouse facilities, printing plants and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2062. This amount includes approximately $250 million for office facilities that have been subleased from 21st Century Fox.

The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements for production. Since the quantities purchased annually under these contracts are not fixed and are based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.

In accordance with ASC 715, the net liability for pension and other postretirement benefit plans recognized as of June 30, 2016 was approximately $356 million (See Note 16—Retirement Benefit Obligations). This amount is affected by, among other items, statutory funding levels, changes in plan demographics and assumptions and investment returns on plan assets. Because of the current overall funded status of the Company’s material plans, the accrued liability does not represent expected near-term liquidity needs and, accordingly, this amount is not included in the contractual obligations table.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. Except as otherwise provided below, for the contingencies disclosed for which there is at least a reasonable possibility that a loss may be incurred, the Company was unable to estimate the amount of loss or range of loss. The Company recognizes gain contingencies when the gain becomes realized or realizable.

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

In addition, civil claims have been brought against the Company with respect to, among other things, voicemail interception and inappropriate payments to public officials at the Company’s former publication, The News of the World, and at The Sun, and related matters (the “U.K. Newspaper Matters”). The Company has admitted liability in many civil cases and has settled a number of cases. The Company also settled a number of claims through a private compensation scheme which was closed to new claims after April 8, 2013.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Separation, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox would indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the previously concluded criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis.

The Company incurred gross legal and professional fees related to the U.K. Newspaper Matters and costs for civil settlements totaling approximately $42 million, $101 million and $169 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. These costs are included in Selling, general and administrative expenses in the Company’s Statements of Operations. With respect to the fees and costs incurred during the fiscal years ended June 30, 2016, 2015 and 2014, the Company has been or will be indemnified by 21st Century Fox for $23 million, net of tax, $51 million, net of tax and $97 million, net of tax, respectively, pursuant to the indemnification arrangements described above. Accordingly, the Company recorded a contra expense in Selling, general and administrative expenses for the after-tax costs that were or will be indemnified of $23 million, $51 million and $97 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, and recorded a corresponding receivable from 21st Century Fox. Therefore, the net impact on Selling, general and administrative expenses was $19 million, $50 million and $72 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Refer to the table below for the net impact of the U.K. Newspaper Matters on Selling, general and administrative expenses recorded in the Statements of Operations:

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Gross legal and professional fees related to the U.K. Newspaper Matters	$42	$101	$169
Indemnification from 21st Century Fox	(23)	(51)	(97)

Net impact on Selling, general and administrative expenses	$19	$50	$72

As of June 30, 2016, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $99 million, of which approximately $55 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Other current assets on the Balance Sheet as of June 30, 2016. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On September 10, 2015, the District Court granted a stipulation dismissing with prejudice the Named Plaintiffs’ claims relating to free-standing insert coupons. Trial began on February 29, 2016, and on such date, the parties agreed to settle the litigation. Under the terms of the settlement, which remains subject to District Court approval, the NAM Group agreed, among other things, to pay the plaintiffs and their attorneys approximately $250 million, and the parties agreed to dismiss the litigation with prejudice. The District Court has scheduled a final settlement approval hearing for September 21, 2016. The NAM Group also settled related claims for approximately $30 million. As a result, the Company recorded one-time costs of approximately $280 million for the fiscal year ended June 30, 2016 in NAM Group and Zillow settlements, net in the Company’s Statement of Operations.

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) initiated legal proceedings against certain of the Company’s subsidiaries alleging violations of various antitrust laws. These proceedings are described in further detail below.

•

Valassis previously initiated an action against NAI, NAM FSI and NAM In-Store Services (collectively, the “NAM Parties”), captioned Valassis Communications, Inc. v. News America Incorporated, et al., No. 2:06-cv-10240 (E.D. Mich.) (“Valassis I”), alleging violations of federal antitrust laws, which was settled in February 2010. On November 8, 2013, Valassis filed a motion for expedited discovery in the previously settled case based on its belief that defendants had engaged in activities prohibited under an order issued by the U.S. District Court for the Eastern District of Michigan in connection with the parties’ settlement, which motion was granted by the magistrate judge.

Valassis subsequently filed a Notice of Violation of an order issued by the District Court in Valassis I. The Notice contained allegations that were substantially similar to the allegations Valassis made in Valassis II, described below, and sought treble damages, injunctive relief and attorneys’ fees. The Notice also re-asserted claims of unlawful bundling and tying which the magistrate judge had previously recommended be dismissed from Valassis II on the grounds that such claims could only be brought before a panel of antitrust experts previously appointed in Valassis I (the “Antitrust Expert Panel”). On March 2, 2015, the NAM Parties filed a motion to refer the Notice to the Antitrust Expert Panel or, in the alternative, strike the Notice. The District Court granted the NAM Parties’ motion in part on March 30, 2016 and ordered that the Notice be referred to the Antitrust Expert Panel. The District Court further ordered that the case be administratively closed and that it may be re-opened following proceedings before the Antitrust Expert Panel.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

On November 8, 2013, Valassis also filed a new complaint in the U.S. District Court for the Eastern District of Michigan against the NAM Group alleging violations of federal and state antitrust laws and common law business torts (“Valassis II”). The complaint sought treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the newly filed complaint.

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

On May 17, 2016, the District Court held a status conference to discuss the referral to the Antitrust Expert Panel in both Valassis I and Valassis II. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously in both actions.

Zillow Settlement

In March 2014, Move, the National Association of Realtors® (“NAR”) and three related entities filed a complaint against Zillow, Inc. (“Zillow”) and Errol Samuelson in the Superior Court of the State of Washington alleging, among other things, misappropriation of trade secrets, tortious interference, breach of fiduciary duties and breach of contract. The complaint was amended in February 2015 to add Curt Beardsley as a defendant. On June 6, 2016, the parties entered into a settlement agreement and release pursuant to which Zillow paid the plaintiffs $130 million and the pending litigation was dismissed with prejudice. Under the terms of an agreement with Move, NAR received 10% of the settlement proceeds after deduction of Move’s litigation-related costs and fees, and Move received the remainder. As a result, the Company recognized a $122 million gain in NAM Group and Zillow settlements, net in the Company’s Statement of Operations for the fiscal year ended June 30, 2016.

Other

The Company’s operations are subject to tax in various domestic and international jurisdictions and as a matter of course, it is regularly audited by federal, state and foreign tax authorities. The Company believes it has appropriately accrued for the expected outcome of all pending tax matters and does not currently anticipate that the ultimate resolution of pending tax matters will have a material adverse effect on its financial condition, future results of operations or liquidity. As subsidiaries of 21st Century Fox prior to the Separation, the Company and each of its domestic subsidiaries have joint and several liability with 21st Century Fox for the consolidated U.S. federal income taxes of the 21st Century Fox consolidated group relating to any taxable periods during which the Company or any of the Company’s domestic subsidiaries were a member of the 21st Century Fox consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21st Century Fox consolidated group. In conjunction with the Separation, the Company entered into the Tax Sharing and Indemnification Agreement with 21st Century Fox, which requires 21st Century Fox to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS or other taxing authorities in amounts that the Company cannot quantify

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. RETIREMENT BENEFIT OBLIGATIONS

The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. Plans in the U.S., U.K., Australia, and Canada are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through income are recorded in Accumulated other comprehensive (loss) income, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets and mortality rates. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2016, 2015, and 2014.

Summary of Funded Status

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The combined domestic and foreign pension and postretirement plans resulted in a net pension and postretirement benefits liability of $356 million and $281 million at June 30, 2016 and 2015, respectively. The Company recognized these amounts in the Balance Sheets at June 30, 2016 and June 30, 2015 as follows:

	Pension Benefits
	Domestic		Foreign		Postretirement benefits		Total
	As of June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in millions)
Other non-current assets	$—	$—	$4	$36	$—	$—	$4	$36
Other current liabilities	—	—	(1)	(1)	(9)	(11)	(10)	(12)
Retirement benefit obligations	(109)	(80)	(124)	(103)	(117)	(122)	(350)	(305)

Net amount recognized	$(109)	$(80)	$(121)	$(68)	$(126)	$(133)	$(356)	$(281)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the change in the projected benefit obligation, change in the fair value of the Company’s plan assets and funded status:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in millions)
Projected benefit obligation, beginning of the year	$382	$350	$1,272	$1,252	$133	$150	$1,787	$1,752
Service cost	—	1	10	11	—	—	10	12
Interest cost	17	17	44	49	5	6	66	72
Benefits paid	(18)	(16)	(55)	(58)	(8)	(9)	(81)	(83)
Settlements(a)	(11)	(9)	(33)	—	—	—	(44)	(9)
Actuarial loss/(gain)(b)	28	10	153	85	(2)	(13)	179	82
Foreign exchange rate changes	—	—	(188)	(122)	(2)	(1)	(190)	(123)
Plan curtailments	(2)	—	(2)	—	—	—	(4)	—
Amendments, transfers and other(c)	—	29	—	55	—	—	—	84

Projected benefit obligation, end of the year	396	382	1,201	1,272	126	133	1,723	1,787

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	302	301	1,204	1,234	—	—	1,506	1,535
Actual return on plan assets	14	5	107	91	—	—	121	96
Employer contributions	—	—	26	9	—	—	26	9
Benefits paid	(18)	(16)	(55)	(58)	—	—	(73)	(74)
Settlements(a)	(11)	(9)	(33)	—	—	—	(44)	(9)
Foreign exchange rate changes	—	—	(169)	(120)	—	—	(169)	(120)
Amendments, transfers and other(c)	—	21	—	48	—	—	—	69

Fair value of plan assets, end of the year	287	302	1,080	1,204	—	—	1,367	1,506

Funded status	$(109)	$(80)	$(121)	$(68)	$(126)	$(133)	$(356)	$(281)

(a)	Amounts related to payments made to former employees of the Company in full settlement of their deferred pension benefits.
(b)

Fiscal 2016 actuarial losses for the Company’s pension plans are primarily related to the reduction in discount rates used in measuring plan obligations as of June 30, 2016. Fiscal 2016 actuarial gains related to postretirement benefits primarily relate to favorable changes in plan demographics. Fiscal 2015 actuarial losses for domestic pension plans are primarily related to the strengthening of the mortality tables utilized in measuring plan obligations as of June 30, 2015. Fiscal 2015 actuarial losses for foreign pension plans are primarily related to changes in the discount rate utilized in measuring the plan obligations as of June 30, 2015. Fiscal 2015 actuarial gains related to postretirement benefits primarily relate to changes in plan demographics.

(c)

For fiscal 2015, the increase in the Company’s pension benefit obligation and plan assets relates to the acquisition of Harlequin and the assumption of Harlequin’s defined benefit pension plans which resulted in an increase in the Company’s net pension liability of approximately $15 million.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in Accumulated other comprehensive (loss) income consist of:

	Pension Benefits				Postretirement Benefits		Total
	Domestic		Foreign
	As of June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in millions)
Actuarial losses (gains)	$158	$131	$452	$439	$2	$4	$612	$574
Prior service (benefit) cost	—	—	—	—	(34)	(41)	(34)	(41)

Net amounts recognized	$158	$131	$452	$439	$(32)	$(37)	$578	$533

Amounts in Accumulated other comprehensive (loss) income expected to be recognized as a component of net periodic pension cost in fiscal 2017:

	Pension Benefits		Postretirement Benefits	Total
	Domestic	Foreign
	As of June 30, 2016
	(in millions)
Actuarial losses (gains)	$5	$17	$—	$22
Prior service (benefit) cost	—	—	(4)	(4)

Net amounts recognized	$5	$17	$(4)	$18

Accumulated pension benefit obligations as of June 30, 2016 and 2015 were $1,588 million and $1,639 million, respectively. Below is information about funded and unfunded pension plans.

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Projected benefit obligation	$383	$370	$13	$12	$396	$382
Accumulated benefit obligation	383	368	13	12	396	380
Fair value of plan assets	287	302	—	—	287	302

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Projected benefit obligation	$1,131	$1,198	$70	$74	$1,201	$1,272
Accumulated benefit obligation	1,122	1,185	70	74	1,192	1,259
Fair value of plan assets	1,080	1,204	—	—	1,080	1,204

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation exceeds the fair value of plan assets for all domestic pension plans. Below is information about foreign pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets.

	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Projected benefit obligation	$821	$550	$70	$74	$891	$624
Accumulated benefit obligation	821	549	70	74	891	623
Fair value of plan assets	773	525	—	—	773	525

Summary of Net Periodic Benefit Costs

The Company recorded $8 million, ($4) million and $7 million in net periodic benefit costs (income) in the Statements of Operations for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Beginning in fiscal 2017, the Company will change the method used to estimate the service and interest cost components of net periodic benefit costs (income) for its pension and other postretirement benefit plans. For fiscal 2016 and previous periods presented, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate for each country derived from a yield curve used to measure the benefit obligation. The new method utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The Company changed to the new method to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change is accounted for as a change in accounting estimate which is applied prospectively. This change in estimate is not expected to have a material impact on the Company’s pension and postretirement net periodic benefit expense in future periods.

The amortization of amounts related to unrecognized prior service costs (credits) and deferred losses were reclassified out of Other comprehensive income as a component of net periodic benefit costs.

The components of net periodic benefits costs were as follows:

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits			Total
	For the fiscal years ended June 30,
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(in millions)
Service cost benefits earned during the period	$—	$1	$4	$10	$11	$12	$—	$—	$1	$10	$12	$17
Interest costs on projected benefit obligations	17	17	16	44	49	51	5	6	7	66	72	74
Expected return on plan assets	(19)	(22)	(17)	(62)	(71)	(76)	—	—	—	(81)	(93)	(93)
Amortization of deferred losses	4	3	4	14	13	12	—	—	(1)	18	16	15
Amortization of prior service costs	—	—	—	—	—	—	(7)	(13)	(13)	(7)	(13)	(13)
Settlements, curtailments and other	—	2	4	2	—	3	—	—	—	2	2	7

Net periodic benefits costs- Total	$2	$1	$11	$8	$2	$2	$(2)	$(7)	$(6)	$8	$(4)	$7

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits
	For the fiscal years ended June 30,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.7%	4.5%	4.5%	2.9%	3.7%	4.2%	3.4%	4.2%	4.0%
Rate of increase in future compensation	N/A	3.0%	N/A	2.7%	2.9%	3.6%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.5%	4.5%	5.0%	3.7%	4.2%	4.5%	4.2%	4.0%	4.7%
Expected return on plan assets	6.5%	7.0%	7.0%	5.5%	6.2%	6.8%	N/A	N/A	N/A
Rate of increase in future compensation	3.0%	3.0%	5.3%	2.9%	3.6%	3.7%	N/A	N/A	N/A

N/A – not applicable

The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2016	Fiscal 2015
Health care cost trend rate	6.7%	6.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.6%
Year that the rate reaches the ultimate trend rate	2028	2027

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2016:

	Service and Interest Costs	Benefit Obligation
	(in millions)
One percentage point increase	$1	$12
One percentage point decrease	$—	$(11)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected Benefit Payments
	Pension Benefits		Postretirement Benefits	Total
	Domestic	Foreign
	(in millions)
Fiscal year:
2017	$24	47	9	$80
2018	21	48	9	78
2019	20	50	9	79
2020	20	53	9	82
2021	21	54	9	84
2022-2026	107	292	41	440

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

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 2 – Summary of Significant Accounting Policies, as of June 30, 2016 and 2015:

	As of June 30, 2016					As of June 30, 2015
	Total	Fair Value Measurements at Reporting Date Using					Fair Value Measurements at Reporting Date Using
Description		Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
	(in millions)
Assets
Short-term investments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pooled funds:(a)
Money market funds	—	—	—	—	—	4	—	4	—	—
Domestic equity funds	81	—	—	—	81	88	—	—	—	88
International equity funds	244	—	—	—	244	312	—	—	—	312
Domestic fixed income funds	160	—	—	—	160	162	—	—	—	162
International fixed income funds	618	—	—	—	618	585	—	—	—	585
Balanced funds	251	—	57	—	194	337	—	73	—	264
Other	13	2	—	11	—	18	6	—	12	—

Total	$1,367	$2	$57	$11	$1,297	$1,506	$6	$77	$12	$1,411

(a)

Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets as of June 30, 2016 and 2015:

Level 3 Investments
(in millions)
Balance, June 30, 2014	$12
Actual return on plan assets:
Relating to assets still held at end of period	1
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—

Balance, June 30, 2015	$12
Actual return on plan assets:
Relating to assets still held at end of period	—
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—

Balance, June 30, 2016	$11

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprised of 26% equity securities, 62% fixed income securities and 12% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in short-term cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2016	2015
Asset Category:
Equity securities	26%	29%
Debt securities	62%	55%
Cash and other	12%	16%

Total	100%	100%

Required pension plan contributions for the next fiscal year are expected to be approximately $25 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. OTHER POSTRETIREMENT BENEFITS

Multiemployer Pension and Postretirement Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees, primarily at the newspaper businesses. The risks of participating in these multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan being borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to the Company, the Company was listed on certain Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. In general, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The funded status of the plans which the Company was listed as providing more than 5% of total contributions reported green zone status for the most recent available plan year. Total contributions made by the Company to multiemployer pension plans for the fiscal years ended June 30, 2016, 2015 and 2014 were approximately $5 million.

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $132 million, $138 million and $133 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Deferred Compensation Plan

The Company has non-qualified deferred compensation plans for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The unfunded obligation of the plans included in Other liabilities as of June 30, 2016 and 2015 were $36 million, and the majority of these plans are closed to new employees.

NOTE 18. INCOME TAXES

Income (loss) before income tax (benefit) expense was attributable to the following jurisdictions:

	For the fiscal years ended June 30,
	2016	2015	2014(a)
	(in millions)
U.S.	$(125)	$148	$(602)
Foreign	306	404	424

Income (loss) before income tax (benefit) expense	$181	$552	$(178)

(a)	See Discussion of Foreign Tax Refund below.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s income tax (benefit) expense were as follows:

	For the fiscal years ended June 30,
	2016		2015	2014(a)
	(in millions)
Current:
U.S.
Federal	$15		$35	$86
State & local	5		11	(19)
Foreign	102		135	(734)

Total current tax	122		181	(667)

Deferred:
U.S.
Federal	(71)		16	19
State & local	(106)		1	12
Foreign	1		(13)	22

Total deferred tax	(176)		4	53

Total income tax (benefit) expense	$(54	)(b)	$185	$(614)

(a)	See Discussion of Foreign Tax Refund below.
(b)

The Company recognized a tax benefit of approximately $144 million upon reclassification of the Digital Education segment to discontinued operations in Income (loss) from discontinued operations, net of tax, in the Statements of Operations in fiscal 2016. In addition, a tax benefit of $30 million related to the current year operations of the Digital Education segment was recorded to discontinued operations in Income (loss) from discontinued operations, net of tax, in the Statements of Operations in fiscal 2016. The tax (benefit) expense shown above excludes the tax benefit of the Company’s digital education business. The Company will not have a current federal tax expense after accounting for the current federal tax benefits attributed to discontinued operations.

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

The Company recorded a tax benefit, net of applicable taxes on interest, of $721 million for the fiscal year ended June 30, 2014 to Income tax benefit (expense) in the Statements of Operations. Refunds received related to these matters were paid to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the fiscal year ended June 30, 2014, the Company recorded an expense to Other, net of $721 million for the payment to 21st Century Fox in the Statements of Operations which is included in U.S. pre-tax book income in the table of jurisdictional earnings above.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Refer to the table below for the net impact of the tax refund and interest, net of tax, recorded in the Statements of Operations:

For the fiscal year ended June 30, 2014
(in millions)
Other, net	$(721)
Income tax benefit (expense)	721

Net impact to the Statement of Operations	$—

The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate of 35% was:

	For the fiscal years ended June 30,
	2016	2015	2014
U.S. Federal income tax rate	35%	35%	35%
State and local taxes, net	(8)	1	3
Effect of foreign operations(a)	(1)	(2)	38
Foreign tax refund received(b)	—	—	405
Foreign tax refund paid to 21st Century Fox(b)	—	—	(142)
Change in valuation allowance(c)	(62)	—	—
Non-deductible compensation and benefits	3	1	—
R&D credits	(2)	(1)	2
Other, net	5	—	4

Effective tax rate(d)	(30)%	34%	345%

(a)

The Company’s foreign operations are located primarily in Australia and the United Kingdom (“U.K.”) which have lower income tax rates than the U.S. For the fiscal years ended June 30, 2016 and June 30, 2015, the effect of foreign operations at lower tax rates decreased the Company’s effective tax rate 1% and 2%, respectively, as the Company recorded pre-tax book income on a consolidated basis. For the year ended June 30, 2014, the effect of foreign operations at lower tax rates increased the Company’s effective tax rate 38% as the Company recorded pre-tax book loss on a consolidated basis.

(b)

The Company recorded a tax benefit, net of applicable taxes on interest, of $721 million for the fiscal year ended June 30, 2014 to Income tax benefit (expense) in the Statements of Operations related to certain foreign tax refunds received. See the discussion of Foreign Tax Refund above. The tax benefit related to these refunds increased our effective tax rate 405%. These foreign tax refunds received were paid to 21st Century Fox, net of applicable taxes on interest, in accordance with the terms of the Tax Sharing and Indemnification Agreement. Accordingly, for the fiscal year ended June 30, 2014, the Company recorded an expense to Other, net of approximately $721 million for the payment to 21st Century Fox in the Statements of Operations. This expense is a non-deductible item the tax effect of which is approximately $252 million and reflected as a decrease of approximately 142% in our effective tax rate.

(c)

Included in the change in valuation allowance is a tax benefit of $106 million related to the release of previously established valuation allowances related to certain U.S. Federal net operating losses and state deferred tax assets. This benefit was recognized in conjunction with management’s plan to dispose of the Company’s digital education business during fiscal 2016, as the Company now expects to generate sufficient U.S. taxable income to utilize these deferred tax assets prior to expiration. Total tax benefits related to the release of valuation allowances decreased our effective tax rate by 62%.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(d)

For the fiscal year ended June 30, 2016, the effective tax rate of (30%) represents income tax benefit when compared to consolidated pre-tax book income. For the fiscal year ended June 30, 2015, the effective tax rate of 34% represents an income tax expense when compared to consolidated pre-tax book income. For the fiscal year ended June 30, 2014, the effective tax rate of 345% represents an income tax benefit when compared to consolidated pre-tax book loss. As a result, certain reconciling items between the U.S. federal income tax rate and the Company’s effective tax rate may have the opposite impact.

The Company recognized current and deferred income taxes in the Balance Sheets at June 30, 2016 and 2015, respectively:

	As of June 30,
	2016	2015(a)
	(in millions)
Other current assets	$—	$63
Deferred income tax assets	602	219
Other current liabilities	—	(1)
Deferred income tax liabilities	(171)	(166)

Net deferred tax assets	$431	$115

(a)

In fiscal 2016, the Company early-adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that deferred income tax liabilities and assets be classified as non-current in the Consolidated Balance Sheet. As such, the requirement under prior guidance which required an entity to separate deferred tax liabilities and assets into a current and non-current amount in the Consolidated Balance Sheet has been eliminated. The prior periods have not been retroactively adjusted as a result of the adoption of ASU 2015-17.

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
	2016	2015
	(in millions)
Deferred tax assets:
Accrued liabilities	$185	$56
Capital loss carryforwards	803	892
Retirement benefit obligations	112	85
Net operating loss carryforwards	580	540
Business credits	38	46
Other	234	310

Total deferred tax assets	1,952	1,929

Deferred tax liabilities:
Asset basis difference and amortization	(442)	(465)
Other	(65)	(41)

Total deferred tax liabilities	(507)	(506)

Net deferred tax asset before valuation allowance	1,445	1,423
Less: valuation allowance (See Note 21 - Valuation and Qualifying Accounts)	(1,014)	(1,308)

Net deferred tax assets	$431	$115

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016, the Company had income tax Net Operating Loss Carryforwards (NOLs) (gross, net of uncertain tax benefits), in various jurisdictions as follows:

Jurisdiction	Expiration	Amount (in millions)
U.S. Federal	2021 to 2036	$858
U.S. States	Various	581
Australia	Indefinite	452
U.K.	Indefinite	134
Other Foreign	Various	346

Utilization of the NOLs is dependent on generating sufficient taxable income from our operations in each of the respective jurisdictions to which the NOLs relate, while taking into account limitations and/or restrictions on our ability to use them. Certain of our U.S. Federal NOLs were acquired as part of the acquisitions of Move and Harlequin and are subject to limitations as promulgated under Section 382 of the Code. Section 382 of the Code limits the amount of acquired NOLs that we can use on an annual basis to offset future U.S. consolidated taxable income. The NOLs are also subject to review by relevant tax authorities in the jurisdictions to which they relate.

The Company recorded a deferred tax asset of $580 million and $540 million (net of approximately $53 million and $95 million, respectively, of unrecognized tax benefits) associated with its NOLs as of June 30, 2016 and 2015, respectively. Significant judgment is applied in assessing our ability to realize our NOLs and other tax assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets within the applicable expiration period. On the basis of this evaluation, valuation allowances of $97 million and $304 million have been established to reduce the deferred tax asset associated with the Company’s NOLs to an amount that will more likely than not be realized as of June 30, 2016 and 2015, respectively. The amount of the NOL deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses occurs.

As of June 30, 2016, the Company had approximately $1.6 billion and $1.7 billion of capital loss carryforwards in Australia and the U.K., respectively, which may be carried forward indefinitely and which are subject to tax authority review. Realization of our capital losses is dependent on generating capital gain taxable income and satisfying certain continuity of business requirements. The Company recorded a deferred tax asset of $803 million and $892 million as of June 30, 2016 and 2015, respectively for these capital loss carryforwards, however, it is more likely than not that the Company will not generate capital gain income in the normal course of business in these jurisdictions. Accordingly, valuation allowances of $803 million and $892 million have been established to reduce the capital loss carryforward deferred tax asset to an amount that will more likely than not be realized as of June 30, 2016 and 2015, respectively.

As of June 30, 2016, the Company had approximately $26 million of U.S. Federal tax credit carryforward which includes $22 million of foreign tax credits and $4 million of research & development credits which begin to expire in 2025 and 2036, respectively.

As of June 30, 2016, the Company had approximately $5 million of non-U.S. tax credit carryforwards which expire in various amounts beginning in 2025 and $8 million of state tax credit carryforwards (net of U.S. federal benefit), of which the balance can be carried forward indefinitely. In accordance with the Company’s accounting policy, a valuation allowance of $5 million has been established to reduce the deferred tax asset associated with the Company’s non-U.S. and state credit carryforwards to an amount that will more likely than not be realized as of June 30, 2016.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Uncertain Tax Positions

The following table sets forth the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Balance, beginning of period	$129	$58	$127
Additions for prior year tax positions	6	79	39
Additions for current year tax positions	4	4	5
Reduction for prior year tax positions	(40)	(7)	(114)
Lapse of the statute of limitations	(2)	—	—
Cash settlements	(2)	—	—
Impact of currency translations	(9)	(5)	1

Balance, end of period	$86	$129	$58

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized a benefit related to interest of $1 million for the fiscal year ended June 30, 2016 and interest charges of $6 million and nil during the fiscal years ended June 30, 2015 and 2014, respectively. The Company recorded liabilities for accrued interest of approximately $6 million and $8 million as of June 30, 2016 and 2015, respectively.

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations in several states and foreign jurisdictions where the tax authorities are reviewing a range of prior year transactions which are at various stages of development. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ultimately expected to be paid, however, the Company may need to accrue additional income tax expense and our liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.

The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that could be audited by the respective taxing authorities.

Jurisdiction	Fiscal Years Open to Examination
U.S. Federal	2009-2015
U.S. States	Various
Australia	2010-2015
U.K.	2011-2015

It is reasonably possible that uncertain tax positions may increase or decrease in the next fiscal year, however, actual developments in this area could differ from those currently expected. As of June 30, 2016, approximately $54 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. It is reasonably possible the amount of uncertain tax liabilities which may be resolved within the next fiscal year is between the range of approximately nil and $35 million.

The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $2.7 billion as of June 30, 2016. The amount of undistributed earnings reflects adjustments related to the Separation from 21st Century Fox that were finalized with the filing of our income tax returns in periods after the Separation.

During the fiscal years ended June 30, 2016, 2015 and 2014, the Company paid gross income taxes of $103 million, $134 million and $116 million, respectively, and received income tax refunds of $10 million, $8 million and $837 million, respectively. The income tax refunds for the fiscal year ended June 30, 2014 included the $794 million related to amounts received from a foreign tax authority as discussed above.

NOTE 19. SEGMENT INFORMATION

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the global print and digital product offerings of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, as well as the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones PEVC and DJX. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier-Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes both News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform.

•	Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Books, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Mitch Albom, Veronica Roth, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and the Divergent series.

•

Digital Real Estate Services—The Digital Real Estate Services segment consists primarily of the Company’s interests in REA Group and Move. REA Group is a publicly traded company listed on the Australian Securities Exchange (ASX: REA) that advertises property and property-related services on websites and mobile applications across Australia, Europe and Asia. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au. The Company holds a 61.6% interest in REA Group.

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

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia, with seven high definition television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, international cricket and Australian Rugby Union.

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

Segment EBITDA is defined as revenues less operating expenses, and selling, general and administrative expenses and excluding the impact from the NAM Group and Zillow legal settlements. Segment EBITDA does not include: Depreciation and amortization, impairment and restructuring charges, equity earnings of affiliates, interest, net, other, net, income tax benefit (expense) and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

Segment EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources within the Company’s businesses. Segment EBITDA provides management, investors and equity analysts with a measure to analyze the operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences). The Company believes that information about Segment EBITDA allows users of its Consolidated Financial Statements to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insight into both operations and the other factors that affect reported results.

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The following table reconciles Total Segment EBITDA to income from continuing operations.

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Revenues:
News and Information Services	$5,338	$5,731	$6,153
Book Publishing	1,646	1,667	1,434
Digital Real Estate Services	822	625	408
Cable Network Programming	484	500	491
Other	2	1	—

Total Revenues	8,292	8,524	8,486

Segment EBITDA:
News and Information Services	$214	$603	$665
Book Publishing	185	221	197
Digital Real Estate Services	344	201	214
Cable Network Programming	124	135	128
Other	(183)	(215)	(241)

Total Segment EBITDA	684	945	963

Depreciation and amortization	(505)	(498)	(552)
Impairment and restructuring charges	(89)	(84)	(94)
Equity earnings of affiliates	30	58	90
Interest, net	43	56	68
Other, net	18	75	(653)

Income (loss) from continuing operations before income tax benefit (expense)	181	552	(178)
Income tax benefit (expense)	54	(185)	614

Income from continuing operations	$235	$367	$436

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Depreciation and amortization:
News and Information Services	$347	$365	$458
Book Publishing	55	52	36
Digital Real Estate Services	69	44	20
Cable Network Programming	29	33	36
Other	5	4	2

Total Depreciation and amortization	$505	$498	$552

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Capital expenditures:
News and Information Services	$174	$238	$268
Book Publishing	9	12	52
Digital Real Estate Services	64	45	24
Cable Network Programming	8	7	7
Other	1	6	7

Total Capital expenditures	$256	$308	$358

	As of June 30,
	2016	2015
	(in millions)
Total assets:
News and Information Services	$6,728	$6,749
Book Publishing	1,855	2,022
Digital Real Estate Services	2,158	1,278
Cable Network Programming	1,101	1,163
Other(a)	1,371	1,352
Investments	2,270	2,379
Assets held for sale	—	92

Total assets	$15,483	$15,035

(a)	The Other segment primarily includes Cash and cash equivalents.

	As of June 30,
	2016	2015
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,651	$2,593
Book Publishing	869	896
Digital Real Estate Services	1,499	835
Cable Network Programming	898	938
Other	4	4

Total goodwill and intangible assets, net	$5,921	$5,266

Geographic Segments

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Revenues:(a)
U.S. and Canada(b)	$3,920	$3,808	$3,631
Europe(c)	1,873	1,982	2,045
Australasia and Other(d)	2,499	2,734	2,810

Total revenues	$8,292	$8,524	$8,486

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)	Revenues are attributed to region based on location of customer.
(b)	Revenues include approximately $3.8 billion for fiscal 2016, $3.6 billion for fiscal 2015 and $3.5 billion for fiscal 2014 from customers in the U.S.
(c)	Revenues include approximately $1.5 billion for fiscal 2016, $1.6 billion for fiscal 2015 and $1.8 billion for fiscal 2014 from customers in the U.K.
(d)	Revenues include approximately $2.3 billion for fiscal 2016, $2.3 billion for fiscal 2015 and $2.6 billion for fiscal 2014 from customers in Australia.

	As of June 30,
	2016	2015
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$1,058	$1,097
Europe	939	1,201
Australasia and Other	804	859

Total long-lived assets	$2,801	$3,157

(a)	Reflects total assets less current assets, goodwill, intangible assets, investments and non-current deferred tax assets.

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Australasia comprises Australia, Asia, Papua New Guinea and New Zealand.

NOTE 20. ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

The following table sets forth the components of Other current assets included in the Balance Sheets:

	As of June 30,
	2016	2015
	(in millions)
Inventory(a)	$218	$299
Deferred tax assets	—	63
Assets held for sale	—	92
Amounts due from 21st Century Fox	55	63
Prepayments and other current assets	240	263

Total Other current assets	$513	$780

(a)	Inventory as of June 30, 2016 and 2015 was primarily comprised of books, newsprint, printing ink, and programming rights.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2016	2015
	(in millions)
Royalty advances to authors	$311	$304
Other	85	163

Total Other non-current assets	$396	$467

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of June 30,
	2016	2015
	(in millions)
Current tax payable	$33	$27
Royalties and commissions payable	179	163
Other	254	211

Total Other current liabilities	$466	$401

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Gain on iProperty transaction(a)	$29	$—	$—
Impairment of marketable securities and cost method investments(b)	(21)	(5)	(10)
Foreign tax refund payable to 21st Century Fox(c)	—	—	(721)
Gain on third party pension contribution(d)	—	—	37
Gain on sale of Australian property	—	—	36
Gain on sale of marketable securities(e)	—	29	6
Dividends received from cost method investments	—	25	—
Gain on sale of cost method investments	—	15	—
Other	10	11	(1)

Total Other, net	$18	$75	$(653)

(a)	See Note 3—Acquisitions, Disposals and Other Transactions.
(b)	See Note 6—Investments
(c)	See Note 18—Income Taxes
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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(e)

In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive income and included in Other, net in the Statement of Operations.

Accumulated Other Comprehensive (Loss) Income

The components of Accumulated other comprehensive (loss) income were as follows:

	For the fiscal years ended June 30,
	2016	2015	2014
	(in millions)
Accumulated other comprehensive (loss) income, net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$19	$24	$2
Fiscal year activity(a)	1	(5)	22

Balance, end of year	20	19	24

Benefit Plan Adjustments:
Balance, beginning of year	(413)	(384)	(348)
Fiscal year activity(b)	(32)	(29)	(36)

Balance, end of year	(445)	(413)	(384)

Foreign currency translation adjustments:
Balance, beginning of year	(188)	971	617
Fiscal year activity(c)	(397)	(1,159)	354

Balance, end of year	(585)	(188)	971

Share of other comprehensive income from equity affiliates, net:
Balance, beginning of year	—	(1)	—
Fiscal year activity(d)	(16)	1	(1)

Balance, end of year	(16)	—	(1)

Total accumulated other comprehensive (loss) income, net of tax:
Balance, beginning of year	(582)	610	271
Fiscal year activity, net of income taxes	(444)	(1,192)	339

Balance, end of year	$(1,026)	$(582)	$610

(a)	Net of income tax expense of nil, nil and $14 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.
(b)	Net of income tax (benefit) of ($14) million, ($11) million and ($3) million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.
(c)	Excludes ($1) million, ($24) million and $2 million relating to noncontrolling interests for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.
(d)	Net of income tax (benefit) expense of ($7) million, $1 million and ($1) million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2016
Allowances for returns and doubtful accounts	$(220)	$(566)	$(12)	$582	$3	$(213)
Deferred tax valuation allowance	(1,308)	(8)	109	114	79	(1,014)
Fiscal 2015
Allowances for returns and doubtful accounts	$(175)	$(573)	$(68)	$586	$10	$(220)
Deferred tax valuation allowance	(1,393)	(102)	(186)	290	83	(1,308)
Fiscal 2014
Allowances for returns and doubtful accounts	$(175)	$(382)	$—	$384	$(2)	$(175)
Deferred tax valuation allowance	(1,391)	(105)	—	—	103	(1,393)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. QUARTERLY DATA (UNAUDITED)

For convenience purposes, all references to September 30, 2015 and September 30, 2014 refer to the three months ended September 27, 2015 and September 28, 2014, respectively. All references to December 31, 2015 and December 31, 2014 refer to the three months ended December 27, 2015 and December 28, 2014, respectively. All references to March 31, 2016 and March 31, 2015 refer to the three months ended March 27, 2016, and March 29, 2015, respectively.

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2016
Revenues	$2,014	$2,161	$1,891	$2,226
Income (loss) from continuing operations attributable to News Corporation stockholders	129	87	(147)	95
Income (loss) from discontinued operations, net of tax	46	(24)	(2)	(5)
Net income (loss) attributable to News Corporation stockholders	175	63	(149)	90

Income (loss) from continuing operations available to News Corporation stockholders per share—basic and diluted	$0.22	$0.15	$(0.26)	$0.16
Income (loss) available to News Corporation stockholders per share—basic and diluted	0.08	(0.04)	—	(0.01)

Income (loss) available to News Corporation stockholders per share—basic and diluted	$0.30	$0.11	$(0.26)	$0.15

Fiscal 2015
Revenues	$2,108	$2,258	$2,041	$2,117

Income from continuing operations attributable to News Corporation stockholders	86	162	45	5
Loss from discontinued operations, net of tax	(21)	(19)	(22)	(383)
Net income (loss) attributable to News Corporation stockholders	65	143	23	(378)

Income from continuing operations available to News Corporation stockholders per share—basic and diluted	$0.15	$0.27	$0.08	$0.01
Loss available to News Corporation stockholders per share—basic and diluted	(0.04)	(0.03)	(0.04)	(0.66)

Income (loss) available to News Corporation stockholders per share—basic and diluted	$0.11	$0.24	$0.04	$(0.65)

NOTE 23. SUBSEQUENT EVENTS

In August 2016, the Company declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on October 19, 2016 to stockholders of record as of September 14, 2016.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 77 and 78, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Proposal No. 1: Election of Directors” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to the Company’s Standards of Business Conduct and Code of Ethics is contained in the Proxy Statement under the heading “Corporate Governance Matters—Corporate Governance Policies” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to executive compensation and director compensation is contained in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation,” respectively, and is incorporated by reference in this Annual Report.

The information required by this item with respect to compensation committee interlocks and insider participation is contained in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated by reference in this Annual Report.

The compensation committee report required by this item is contained in the Proxy Statement under the heading “Report of the Compensation Committee” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to securities authorized for issuance under the Company’s equity compensation plans is contained in the Proxy Statement under the heading “Equity Compensation Plan Information” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the security ownership of certain beneficial owners and management is contained in the Proxy Statement under the heading “Security Ownership of News Corporation” and is incorporated by reference in this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to transactions with related persons is contained in the Proxy Statement under the heading “Corporate Governance Matters—Related Party Transactions Policy” and is incorporated by reference in this Annual Report.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The Company’s Consolidated Financial Statements required to be filed as part of this Annual Report and the Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

2.	All other financial statement schedules are omitted because the required information is not applicable, or because the information called for is included in the Company’s Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

3.	Exhibits—The exhibits listed on the accompanying Exhibit Index filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh Chief Financial Officer

Date: August 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Thomson Robert J. Thomson	Chief Executive Officer and Director (Principal Executive Officer)	August 12, 2016

/s/ Bedi Ajay Singh Bedi Ajay Singh	Chief Financial Officer (Principal Financial Officer)	August 12, 2016

/s/ Kevin P. Halpin Kevin P. Halpin	Principal Accounting Officer	August 12, 2016

/s/ K. Rupert Murdoch K. Rupert Murdoch	Executive Chairman	August 12, 2016

/s/ Lachlan K. Murdoch Lachlan K. Murdoch	Co-Chairman	August 12, 2016

/s/ José María Aznar José María Aznar	Director	August 12, 2016

/s/ Natalie Bancroft Natalie Bancroft	Director	August 12, 2016

/s/ Peter L. Barnes Peter L. Barnes	Director	August 12, 2016

/s/ Elaine L. Chao Elaine L. Chao	Director	August 12, 2016

/s/ John Elkann John Elkann	Director	August 12, 2016

/s/ Joel I. Klein Joel I. Klein	Director	August 12, 2016

Signature	Title	Date

/s/ James R. Murdoch James R. Murdoch	Director	August 12, 2016

/s/ Ana Paula Pessoa Ana Paula Pessoa	Director	August 12, 2016

/s/ Masroor Siddiqui Masroor Siddiqui	Director	August 12, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Separation and Distribution Agreement, dated June 28, 2013, among News Corporation, New News Corporation and News Corp Holdings UK & Ireland. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.2	Tax Sharing and Indemnification Agreement, dated June 28, 2013, between News Corporation and New News Corporation. (Incorporated by reference to Exhibit 2.3 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.3	FOX SPORTS Trade Mark Licence. (Incorporated by reference to Exhibit 2.5 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.4	FOX Trade Mark Licence. (Incorporated by reference to Exhibit 2.6 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

3.1	Restated Certificate of Incorporation of News Corporation (Incorporated by reference to Exhibit 3.1 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)

3.2	Amended and Restated By-laws of News Corporation. (Incorporated by reference to Exhibit 3.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

4.1	Second Amended and Restated Rights Agreement, dated as of June 18, 2015, between News Corporation and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on June 18, 2015.)

10.1	Amended and Restated Employment Agreement, dated March 9, 2016, among News Corporation, NC Transaction, Inc. and Robert Thomson. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on March 9, 2016.)±

10.2	Amended and Restated Employment Agreement, dated March 9, 2016, among News Corporation, NC Transaction, Inc. and Bedi Ajay Singh. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on March 9, 2016.)±

10.3	Employment Agreement, dated February 9, 2015, between NC Transaction, Inc. and David Pitofsky. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 6, 2015.)±

10.4	News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective August 6, 2014. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 11, 2014.)±

10.5	NC Transaction, Inc. Restoration Plan. (Incorporated by reference to Exhibit 10.8 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)±

Exhibit Number	Exhibit Description

10.6	Form of Agreement for FY2015-2017 and FY2016-2018 Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2014.)±

10.7	Form of Agreement for FY2015-2017 and FY2016-2018 Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2014.)±

10.8	Letter Agreement, dated June 27, 2014, from News Corporation to K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2014.)±

10.9	Form of Agreement for Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. *±

10.10	Form of Agreement for Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. *±

10.11	Form of Agreement for Stock-Settled Restricted Share Units under the News Corporation 2013 Long-Term Incentive Plan. *±

10.12	Credit Agreement, dated as of October 23, 2013, among News Corporation, as borrower, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. and Citibank, N.A. as co-administrative agents, JPMorgan Chase Bank, N.A. as designated agent, Commonwealth Bank of Australia as syndication agent and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Commonwealth Bank of Australia as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on October 29, 2013.)

10.13	Amendment No. 1, dated as of October 23, 2015, to the Credit Agreement, dated as of October 23, 2013, among News Corporation, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, JPMorgan Chase Bank, N.A., as designated agent, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on October 26, 2015.)

21.1	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP with respect to News Corporation.*

23.2	Consent of Ernst & Young with respect to Foxtel Group.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

99.1	Audited Financial Statements as of June 30, 2016 for Foxtel Group.*

Exhibit Number	Exhibit Description

101	The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2016, 2015 and 2014; (ii) Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended June 30, 2016, 2015 and 2014; (iii) Consolidated Balance Sheets as of June 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2016, 2015 and 2014; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2016, 2015 and 2014 and (vi) Notes to the Consolidated Financial Statements. *

*	Filed herewith
**	Furnished herewith
±	Management contract or compensatory plan or arrangement