Form 10-Q
period 2016-09-30
NEWS CORP
filed 2016-11-08
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, 381,714,733 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended September 30,
	Notes	2016	2015
Revenues:
Advertising		$670	$735
Circulation and subscription		621	639
Consumer		374	392
Real estate		172	145
Other		128	103

Total revenues		1,965	2,014
Operating expenses		(1,157)	(1,199)
Selling, general and administrative		(678)	(650)
Depreciation and amortization		(120)	(121)
Restructuring charges	4	(20)	(17)
Equity (losses) earnings of affiliates	5	(15)	8
Interest, net		7	12
Other, net	14	17	5

(Loss) income from continuing operations before income tax benefit		(1)	52
Income tax benefit	12	1	91

Income from continuing operations		—	143
Income from discontinued operations, net of tax	3	—	46

Net income		—	189
Less: Net income attributable to noncontrolling interests		(15)	(14)

Net (loss) income attributable to News Corporation stockholders		$(15)	$175

Basic and diluted (loss) earnings per share:	9
(Loss) income from continuing operations available to News Corporation stockholders per share		$(0.03)	$0.22
Income from discontinued operations available to News Corporation stockholders per share		—	0.08

Net (loss) income available to News Corporation stockholders per share		$(0.03)	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; millions)

	For the three months ended September 30,
	2016	2015
Net income	$—	$189
Other comprehensive income (loss):
Foreign currency translation adjustments	56	(445)
Unrealized holding losses on securities(a)	(26)	(25)
Benefit plan adjustments(b)	11	15
Share of other comprehensive income from equity affiliates(c)	2	5

Other comprehensive income (loss)	43	(450)

Comprehensive income (loss)	43	(261)
Less: Net income attributable to noncontrolling interests	(15)	(14)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(2)	7

Comprehensive income (loss) attributable to News Corporation stockholders	$26	$(268)

(a)	Net of income tax benefit of $10 million and $12 million for the three months ended September 30, 2016 and 2015, respectively.
(b)	Net of income tax expense of $3 million and $4 million for the three months ended September 30, 2016 and 2015, respectively.
(c)	Net of income tax expense of $1 million and $2 million for the three months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

	Notes	As of September 30, 2016	As of June 30, 2016
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,499	$1,832
Restricted cash		—	315
Receivables, net	14	1,294	1,229
Other current assets	14	535	513

Total current assets		3,328	3,889

Non-current assets:
Investments	5	2,269	2,270
Property, plant and equipment, net		2,367	2,405
Intangible assets, net		2,381	2,207
Goodwill		3,889	3,714
Deferred income tax assets		628	602
Other non-current assets	14	407	396

Total assets		$15,269	$15,483

Liabilities and Equity:
Current liabilities:
Accounts payable		$240	$217
Accrued expenses		1,136	1,371
Deferred revenue		401	388
Other current liabilities	14	510	466

Total current liabilities		2,287	2,442

Non-current liabilities:
Borrowings	6	377	369
Retirement benefit obligations	11	332	350
Deferred income tax liabilities		171	171
Other non-current liabilities		336	349

Commitments and contingencies	10

Redeemable preferred stock		20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,434	12,434
Retained earnings		76	150
Accumulated other comprehensive loss		(986)	(1,026)

Total News Corporation stockholders’ equity		11,530	11,564
Noncontrolling interests		216	218

Total equity	7	11,746	11,782

Total liabilities and equity		$15,269	$15,483

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 381,685,162 and 380,490,770 shares issued and outstanding, net of 27,368,413 treasury shares at par, at September 30, 2016 and June 30, 2016, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par, at September 30, 2016 and June 30, 2016, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the three months ended September 30,
	Notes	2016	2015
Operating activities:
Net income		$—	$189
Less: Income from discontinued operations, net of tax		—	46

Income from continuing operations		—	143
Adjustments to reconcile income from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization		120	121
Equity losses (earnings) of affiliates	5	15	(8)
Other, net	14	(17)	(5)
Deferred income taxes and taxes payable	12	(35)	(109)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(64)	(94)
Inventories, net		(16)	30
Accounts payable and other liabilities		(258)	74
Pension and postretirement benefit plans		(13)	(11)

Net cash (used in) provided by operating activities from continuing operations		(268)	141

Investing activities:
Capital expenditures		(49)	(63)
Changes in restricted cash for Wireless Group acquisition		315	—
Acquisitions, net of cash acquired		(283)	(16)
Investments in equity affiliates and other		(10)	(14)
Proceeds from dispositions		24	2
Other		(8)	5

Net cash used in investing activities from continuing operations		(11)	(86)

Financing activities:
Repayment of borrowings acquired in the Wireless Group acquisition		(23)	—
Repurchase of shares		—	(15)
Dividends paid		(18)	(16)
Other, net		(18)	(6)

Net cash used in financing activities from continuing operations		(59)	(37)

Net (decrease) increase in cash and cash equivalents from continuing operations		(338)	18
Net decrease in cash and cash equivalents from discontinued operations		(3)	(35)
Cash and cash equivalents, beginning of period		1,832	1,951
Exchange movement on opening cash balance		8	(36)

Cash and cash equivalents, end of period		$1,499	$1,898

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee are designated as available-for-sale if readily determinable fair values are available. If an investment’s fair value is not readily determinable, the Company accounts for its investment under the cost method.

The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”

The accompanying Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 as filed with the Securities and Exchange Commission (“SEC”) on August 12, 2016 (the “2016 Form 10-K”).

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. During the three months ended September 30, 2016, the Company reclassified its listing revenues generated primarily from agents, brokers and developers from advertising revenue to real estate revenue to better reflect the Company’s revenue mix and how management reviews the performance of the Digital Real Estate Services segment.

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2017 and fiscal 2016 include 52 and 53 weeks, respectively. All references to the three months ended September 30, 2016 and 2015 relate to the three months ended October 2, 2016 and September 27, 2015, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of September 30.

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

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 clarifies guidance about whether a customer’s cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU was adopted on a prospective basis for arrangements entered into, or materially modified beginning July 1, 2016. The adoption did not have a material impact on the consolidated financial statements.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-15 will have on its consolidated financial statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2017

Wireless Group plc

In September 2016, the Company completed its acquisition of Wireless Group plc (“Wireless Group”) for a purchase price of 315 pence per share in cash, or approximately £220 million (approximately $285 million) in the aggregate, plus $23 million of assumed debt which was repaid subsequent to closing. Wireless Group operates talkSPORT, the leading sports radio network in the U.K., and a portfolio of radio stations in the U.K. and Ireland. The acquisition broadens the Company’s range of services in the U.K., Ireland and internationally, and the Company expects to closely align Wireless Group’s operations with those of The Sun and The Times. The Company utilized the restricted cash which was specifically set aside at June 30, 2016 for purposes of funding the acquisition and therefore the Company has no restricted cash as of September 30, 2016.

The total transaction value for the Wireless Group acquisition is set forth below (in millions):

Cash paid for Wireless Group equity	$285
Plus: Assumed debt	23

Total transaction value	$308

Under the purchase method of accounting, the total consideration is allocated to net tangible and intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The acquired intangible assets of approximately $193 million primarily relate to broadcast licenses which have an indefinite life. The Company recorded approximately $149 million of goodwill on the transaction. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this filing and may be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

these fair values could potentially result in an adjustment to the goodwill recorded for this transaction. Wireless Group’s results are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

Fiscal 2016

Checkout 51 Mobile Apps ULC

In July 2015, the Company acquired Checkout 51 Mobile Apps ULC (“Checkout 51”) for approximately $13 million in cash at closing and approximately $10 million in deferred cash consideration which was paid during fiscal 2016. Checkout 51 is a data-driven digital incentives company that provides News America Marketing with a leading receipt recognition mobile app which enables packaged goods companies and brands to reach consumers with highly personalized marketing campaigns. Checkout 51’s results are included within the Company’s News and Information Services segment.

Unruly Holdings Limited

On September 30, 2015, the Company acquired Unruly Holdings Limited (“Unruly”) for approximately £60 million (approximately $90 million) in cash and up to £56 million (approximately $86 million) in future cash consideration related to payments primarily contingent upon the achievement of certain performance objectives. As a result of the acquisition, the Company recognized a liability of approximately $40 million related to the contingent consideration. The fair value of the contingent consideration was estimated by applying a probability-weighted income approach. In accordance with Accounting Standards Codification (ASC) 350, “Intangibles—Goodwill and Other” (“ASC 350”), $43 million of the purchase price has been allocated to acquired technology with a weighted-average useful life of 7 years, $21 million has been allocated to customer relationships and tradenames with a weighted-average useful life of 6 years and $68 million has been allocated to goodwill. Unruly is a leading global video distribution platform that is focused on delivering branded video advertising across websites and mobile devices. Unruly’s results of operations are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

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

iProperty Group Limited

In February 2016, REA Group Limited (“REA Group”), in which the Company holds a 61.6% interest, increased its investment in iProperty Group Limited (“iProperty”) from 22.7% to approximately 86.9% for A$482 million in cash (approximately $340 million). The remaining 13.1% not currently owned will become mandatorily redeemable during fiscal 2018. As a result, the Company recognized a liability of approximately $76 million, which reflects the present value of the amount expected to be paid for the remaining interest based on the

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

formula specified in the acquisition agreement. The acquisition was funded primarily with the proceeds from borrowings under an unsecured syndicated revolving loan facility (the “REA Facility”). (Refer to Note 6—Borrowings). The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. iProperty is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.

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

Australian Regional Media

In June 2016, the Company entered into an agreement to purchase Australian Regional Media (“ARM”) from APN News and Media Limited (“APN”) for approximately $30 million. ARM operates a portfolio of regional print assets and websites and extends the reach of the Australian newspaper business to new customers in new geographic regions. The acquisition remains subject to regulatory approval.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the results of operations from the discontinued segment:

	For the three months ended September 30,
	2016	2015
	(in millions)
Revenues	$—	$26
Loss before income tax benefit	—	(122)
Income tax benefit	—	168

Income from discontinued operations, net of tax	$—	$46

The following table summarizes the cash flows from discontinued operations:

	For the three months ended September 30,
	2016	2015
	(in millions)
Net cash used in operating activities	$(3)	$(35)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—

Net decrease in cash and cash equivalents	$(3)	$(35)

Liabilities held for sale related to discontinued operations as of September 30, 2016 and June 30, 2016 are included in Other current liabilities in the Balance Sheets as follows:

	As of September 30, 2016	As of June 30, 2016
	(in millions)
Current assets	$—	$1
Non-current assets	—	—

Total assets	$—	$1

Current Liabilities	5	7
Non-current liabilities	—	—

Total liabilities	$5	$7

Net liabilities held for sale	$(5)	$(6)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. RESTRUCTURING CHARGES

During the three months ended September 30, 2016 and 2015, the Company recorded restructuring charges of $20 million and $17 million, respectively, of which $19 million and $12 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2017 and 2016 were for employee termination benefits.

Changes in restructuring program liabilities were as follows:

	For the three months ended September 30,
	2016				2015
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total

	(in millions)
Balance, beginning of period	$33	$5	$6	$44	$47	$5	$6	$58
Additions	20	—	—	20	17	—	—	17
Payments	(22)	—	—	(22)	(26)	—	—	(26)
Other	(1)	—	—	(1)	(4)	—	—	(4)

Balance, end of period	$30	$5	$6	$41	$34	$5	$6	$45

As of September 30, 2016, restructuring liabilities of approximately $31 million were included in the Balance Sheet in Other current liabilities and $10 million were included in Other non-current liabilities.

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of September 30, 2016	As of September 30, 2016	As of June 30, 2016
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,461	$1,437
Other equity method investments	various	106	101
Loan receivable from Foxtel(b)	N/A	346	338
Available-for-sale securities(c)	various	139	189
Cost method investments(d)	various	217	205

Total Investments		$2,269	$2,270

(a)	The change in the Foxtel investment for the three months ended September 30, 2016 was primarily due to the impact of foreign currency fluctuations.
(b)

In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and pro rata capital contributions made by Foxtel shareholders in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($346 million and $338 million as of September 30, 2016 and June 30, 2016, respectively). The subordinated shareholder notes can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder notes have a maturity

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

date of July 15, 2027, with interest payable on June 30 each year and at maturity. On June 22, 2016, Foxtel and Foxtel’s shareholders agreed to modify the terms of the loan receivable to reduce the interest rate from 12% to 10.5%, to more closely align with current market rates. Upon maturity, the principal advanced will be repayable.

(c)

Available-for-sale securities primarily include the Company’s investments in APN and The Rubicon Project, Inc. During fiscal 2016, the Company participated in an entitlement offer to maintain its 14.99% interest in APN for $20 million. APN operates a portfolio of Australian radio and outdoor media assets.

(d)	Cost method investments primarily include the Company’s investment in SEEKAsia Limited and certain investments in China.

The Company measures the fair market values of available-for-sale investments as Level 1 financial instruments under ASC 820, “Fair Value Measurement,” as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of September 30, 2016	As of June 30, 2016
	(in millions)
Cost basis of available-for-sale investments	$144	$155
Accumulated gross unrealized gain	5	34
Accumulated gross unrealized loss	(10)	—

Fair value of available-for-sale investments	$139	$189

Net deferred tax (asset) liability	$(1)	$13

Equity (Losses) Earnings of Affiliates

The Company’s share of the (losses) earnings of its equity affiliates was as follows:

	For the three months ended September 30,
	2016	2015
	(in millions)
Foxtel(a)	$(11)	$9
Other equity affiliates	(4)	(1)

Total Equity (losses) earnings of affiliates	$(15)	$8

(a)

In accordance with ASC 350, the Company amortized $19 million and $12 million, respectively, related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three months ended September 30, 2016 and 2015. Such amortization is reflected in Equity (losses) earnings of affiliates in the Statements of Operations. The increase in amortization expense recognized by the Company in the current year period was offset by a corresponding decrease in amortization expense recognized by Foxtel as certain intangible assets were fully amortized in fiscal 2016.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the three months ended September 30,
	2016	2015
	(in millions)
Revenues	$618	$587
Operating income(a)	91	85
Net income	16	42

(a)

Includes Depreciation and amortization of $52 million and $55 million for the three months ended September 30, 2016 and 2015, respectively. Operating income before depreciation and amortization was $143 million and $140 million for the three months ended September 30, 2016 and 2015, respectively.

For the three months ended September 30, 2016, Foxtel’s revenues increased $31 million, or 5%, primarily as a result of the positive impact of foreign currency fluctuations as revenues increased modestly in local currency. Operating income increased primarily due to higher revenues as noted above, lower depreciation and amortization expense and the positive impact of foreign currency fluctuations, partially offset by higher programming spend. Net income decreased mainly due to the $21 million loss resulting from Foxtel management’s decision to cease Presto operations in January 2017.

NOTE 6. BORROWINGS

The Company’s total borrowings consist of the following:

	As of September 30, 2016	As of June 30, 2016
	(in millions)
Facility due December 2017	$92	$90
Facility due December 2018	92	90
Facility due December 2019	183	179
Other obligations	14	13

Total debt	381	372
Less: Current portion	(4)	(3)

Total long-term debt	$377	$369

REA Group Unsecured Revolving Loan Facility

REA Group entered into a A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty. The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which become due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of September 30, 2016, REA Group was paying a margin of between 0.90% and 1.10%. REA Group paid approximately $3 million in interest for the three months ended September 30, 2016 at a weighted average interest rate of 2.9%. The REA Facility requires REA Group to maintain a net leverage ratio of not more than

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of September 30, 2016, REA Group was in compliance with all of the applicable debt covenants.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of September 30, 2016, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of September 30, 2016, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EQUITY

The following table summarizes changes in equity:

	For the three months ended September 30,
	2016			2015
	News Corporation stockholders	Noncontrolling Interests	Total Equity	News Corporation stockholders	Noncontrolling Interests	Total Equity

	(in millions)
Balance, beginning of period	$11,564	$218	$11,782	$11,945	$171	$12,116
Net (loss) income	(15)	15	—	175	14	189
Other comprehensive income (loss)	41	2	43	(443)	(7)	(450)
Dividends	(59)	(18)	(77)	(58)	(15)	(73)
Stock repurchases	—	—	—	(13)	—	(13)
Other	(1)	(1)	(2)	10	2	12

Balance, end of period	$11,530	$216	$11,746	$11,616	$165	$11,781

Stock Repurchases

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the three months ended September 30, 2016. Through October 31, 2016, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of October 31, 2016 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2016, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 19, 2016 to stockholders of record at the close of business on September 14, 2016. The following table summarizes the dividends declared per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the three months ended September 30,
	2016	2015
Cash dividend per share	$0.10	$0.10

The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

NOTE 8. EQUITY BASED COMPENSATION

Employees of the Company participate in the News Corporation 2013 Long-Term Incentive Plan (the “2013 LTIP”) under which equity-based compensation, including stock options, performance stock units (“PSUs”), restricted stock awards, restricted stock units (“RSUs”) and other types of awards can be granted. The Company has the ability to award up to 30 million shares of Class A Common Stock under the terms of the 2013 LTIP. Additionally, in connection with the acquisition of Move, the Company assumed Move’s equity incentive plans and substantially all of the awards outstanding under such plans.

The Company recognized $20 million and $17 million of equity-based compensation expense for the three months ended September 30, 2016 and 2015, respectively.

Performance Stock Units

During the three months ended September 30, 2016 and 2015, the Company granted approximately 5.2 million and 3.7 million PSUs, respectively, at target, of which approximately 3.8 million and 2.6 million, respectively, will be settled in Class A Common Stock assuming performance conditions are met, with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash assuming performance conditions are met. Cash settled awards are marked-to-market each reporting period.

During the three months ended September 30, 2016 and 2015, approximately 2.8 million and 1.2 million PSUs, respectively, vested, of which approximately 1.8 million and 1.0 million, respectively, were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 1.0 million and 0.2 million PSUs, respectively, settled during the three months ended September 30, 2016 and 2015 were settled in cash for approximately $13.1 million and $3.3 million, respectively, before statutory tax withholdings.

Restricted Stock Units

During the three months ended September 30, 2016 and 2015, the Company granted nil and approximately 0.2 million RSUs, respectively, all of which will be settled in Class A Common Stock.

During the three months ended September 30, 2016 and 2015, approximately 0.1 million and 0.1 million RSUs, respectively, vested, all of which were settled in shares of Class A Common Stock.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the three months ended September 30,
	2016	2015
	(in millions, except per share amounts)
Income from continuing operations	$—	$143
Less: Net income attributable to noncontrolling interests	(15)	(14)

(Loss) income from continuing operations available to News Corporation stockholders	(15)	129
Income from discontinued operations, net of tax, available to News Corporation stockholders	—	46

Net (Loss) income available to News Corporation stockholders	$(15)	$175

Weighted-average number of shares of common stock outstanding—basic	580.8	581.0
Dilutive effect of equity awards(a)	—	1.7

Weighted-average number of shares of common stock outstanding—diluted	580.8	582.7

(Loss) income from continuing operations available to News Corporation stockholders per share—basic and diluted	$(0.03)	$0.22
Income from discontinued operations available to News Corporation stockholders per share—basic and diluted	$—	$0.08

Net (loss) income available to News Corporation stockholders per share—basic and diluted	$(0.03)	$0.30

(a)

The dilutive impact of the Company’s PSUs, RSUs and stock options have been excluded from the calculation of diluted (loss) earnings per share for the three months ended September 30, 2016 because their inclusion would have an antidilutive effect on the net loss per share.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2016 have not changed significantly from the disclosures included in the 2016 Form 10-K.

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

News America Marketing

In-Store Marketing and FSI Purchasers

On February 29, 2016, the parties agreed to settle the litigation in the U.S. District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC and BEF Foods, Inc. alleged various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”) and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”). Under the terms of the settlement, the NAM Group agreed, among other things, to pay the plaintiffs and their attorneys approximately $250 million, and the parties agreed to dismiss the litigation with prejudice. As required under the settlement agreement, the NAM Group delivered the proposed settlement amount into escrow during the three months ended September 30, 2016, to be held pending District Court approval. On October 31, 2016, the District Court approved the settlement, and the settlement payment will be released to the plaintiffs and their attorneys. The NAM Group also settled related claims for approximately $30 million in February 2016.

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

Valassis subsequently filed a Notice of Violation of the order issued by the District Court in Valassis I. The Notice contained allegations that were substantially similar to the allegations Valassis made in Valassis II, described below, and sought treble damages, injunctive relief and attorneys’ fees. The Notice also re-asserted claims of unlawful bundling and tying which the magistrate judge had previously recommended be dismissed from Valassis II on the grounds that such claims could only be brought before a panel of antitrust experts previously appointed in Valassis I (the “Antitrust Expert Panel”). On March 2, 2015, the NAM Parties filed a motion to refer the Notice to the Antitrust Expert Panel or, in the alternative, strike the Notice. The District Court granted the NAM Parties’ motion in part on March

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

30, 2016 and ordered that the Notice be referred to the Antitrust Expert Panel. The District Court further ordered that the case be administratively closed and that it may be re-opened following proceedings before the Antitrust Expert Panel.

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

The Antitrust Expert Panel was convened and, on September 24, 2016, issued a Report and Recommendation recommending that the NAM Group’s motion to dismiss the Valassis II complaint be denied. The Antitrust Expert Panel also scheduled a preliminary hearing in Valassis I for December 19, 2016 and ordered discovery to be completed by November 2017. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously in both actions.

U.K. Newspaper Matters and Related Investigations and Litigation

A purported class action lawsuit captioned Wilder v. News Corp., et al. was previously filed against 21st Century Fox, Rupert Murdoch, James Murdoch, Rebekah Brooks, Les Hinton and the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited) in the U.S. District Court for the Southern District of New York on behalf of all purchasers of 21st Century Fox’s common stock between July 8, 2009 and July 18, 2011 for claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, alleging that false and misleading statements were issued regarding alleged acts of voicemail interception at The News of the World and seeking compensatory damages, rescission for damages sustained and costs. On September 30, 2015, the District Court dismissed all of plaintiffs’ claims and on September 21, 2016, the District Court denied plaintiffs motion for reconsideration. On October 21, 2016, plaintiffs’ time to appeal the District Court’s decision expired, and the case was closed.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The net expense related to the U.K. Newspaper Matters in Selling, general and administrative expenses was $2 million and $5 million for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $101 million, of which approximately $58 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Other current assets on the Balance Sheet as of September 30, 2016. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

The amortization of amounts related to unrecognized prior service (credits) and deferred losses were reclassified out of other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefits costs were as follows:

	Pension benefits				Postretirement benefits
	Domestic		Foreign
	For the three months ended September 30,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost benefits earned during the period	$—	$—	$2	$2	$—	$—
Interest costs on projected benefit obligations	3	4	7	11	1	1
Expected return on plan assets	(4)	(5)	(14)	(16)	—	—
Amortization of deferred losses	1	1	4	4	—	—
Amortization of prior service (credits)	—	—	—	—	(1)	(1)
Settlements, curtailments and other	—	—	—	(1)	—	—

Net periodic benefit costs	$—	$—	$(1)	$—	$—	$—

During the three months ended September 30, 2016 and 2015, the Company contributed approximately $12 million and $11 million, respectively, to its various pension and postretirement plans.

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

The Company’s effective income tax rate for the three months ended September 30, 2016 was higher than the U.S. statutory tax rate, primarily due to non-taxable book gains, which had a greater impact on the Company’s effective tax rate for the quarter due to the Company’s low pre-tax book loss.

The Company’s effective income tax rate for the three months ended September 30, 2015 was lower than the U.S. statutory tax rate primarily due to a tax benefit of approximately $106 million related to the release of previously established valuation allowances related to certain U.S. federal net operating losses and state deferred tax assets. This benefit was recognized in conjunction with management’s plan to dispose of the Company’s digital education business as the Company expects to generate sufficient U.S. taxable income to utilize these deferred tax assets prior to expiration. In addition, the Company recognized a tax benefit of approximately $151 million upon reclassification of the Digital Education segment to discontinued operations in Income from discontinued operations, net of tax, in the Statement of Operations for the three months ended September 30, 2015.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid, however, these liabilities may need to be adjusted as new information becomes known and as tax examinations continue to progress.

The Company paid gross income taxes of $34 million and $19 million during the three months ended September 30, 2016 and 2015, respectively, and received income tax refunds of nil and $1 million, respectively.

NOTE 13. SEGMENT INFORMATION

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, as well as the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones PEVC and DJX. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier-Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform, and Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K.

•

Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Books, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Patricia Cornwell, Veronica Roth, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and the Divergent series.

•

Digital Real Estate Services—The Digital Real Estate Services segment consists primarily of the Company’s interests in REA Group and Move. REA Group is a publicly traded company listed on the Australian Securities Exchange (ASX: REA) that advertises property and property-related services on websites and mobile applications across Australia, Asia and Europe. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au. The Company holds a 61.6% interest in REA Group.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, international cricket, Australian Rugby Union and various motorsports programming.

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions, investments and dispositions.

Segment EBITDA is defined as revenues less operating expenses, and selling, general and administrative expenses. Segment EBITDA does not include: Depreciation and amortization, restructuring charges, equity (losses) earnings of affiliates, interest, net, other, net, income tax benefit and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net (loss) income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that information about Total Segment EBITDA allows users of its Consolidated Financial Statements to evaluate changes in the operating results of the Company separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results. The following table reconciles Total Segment EBITDA to income from continuing operations.

	For the three months ended September 30,
	2016	2015
	(in millions)
Revenues:
News and Information Services	$1,222	$1,290
Book Publishing	389	409
Digital Real Estate Services	226	191
Cable Network Programming	128	124
Other	—	—

Total revenues	1,965	2,014

Segment EBITDA:
News and Information Services	$46	$83
Book Publishing	48	42
Digital Real Estate Services	67	57
Cable Network Programming	14	28
Other	(45)	(45)

Total Segment EBITDA	130	165

Depreciation and amortization	(120)	(121)
Restructuring charges	(20)	(17)
Equity (losses) earnings of affiliates	(15)	8
Interest, net	7	12
Other, net	17	5

(Loss) income from continuing operations before income tax benefit	(1)	52
Income tax benefit	1	91

Income from continuing operations	$—	$143

	As of September 30, 2016	As of June 30, 2016
	(in millions)
Total assets:
News and Information Services	$6,931	$6,728
Book Publishing	1,877	1,855
Digital Real Estate Services	2,152	2,158
Cable Network Programming	1,117	1,101
Other(a)	923	1,371
Investments	2,269	2,270

Total assets	$15,269	$15,483

(a)	The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2016	As of June 30, 2016
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,987	$2,651
Book Publishing	853	869
Digital Real Estate Services	1,513	1,499
Cable Network Programming	913	898
Other	4	4

Total goodwill and intangible assets, net	$6,270	$5,921

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

Receivables, net consist of:

	As of	As of
	September 30, 2016	June 30, 2016
	(in millions)
Receivables	$1,511	$1,442
Allowances for doubtful accounts	(175)	(170)
Allowance for sales returns	(42)	(43)

Receivables, net	$1,294	$1,229

The Company’s receivables did not contain significant concentrations of credit risk as of September 30, 2016 or June 30, 2016 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Other Current Assets

The following table sets forth the components of Other current assets:

	As of September 30, 2016	As of June 30, 2016

	(in millions)
Inventory(a)	$233	$218
Amounts due from 21st Century Fox(b)	58	55
Prepayments and other current assets	244	240

Total Other current assets	$535	$513

(a)	Inventory at September 30, 2016 and June 30, 2016 was primarily comprised of books, newsprint and programming rights.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b)	Relates to costs incurred in connection with the U.K. Newspaper Matters which will be indemnified by 21st Century Fox.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of September 30, 2016	As of June 30, 2016

	(in millions)
Royalty advances to authors	$317	$311
Other	90	85

Total Other non-current assets	$407	$396

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of September 30, 2016	As of June 30, 2016

	(in millions)
Current tax payable	$44	$33
Royalties and commissions payable	196	179
Other	270	254

Total Other current liabilities	$510	$466

Other, net

The following table sets forth the components of Other, net:

	For the three months ended September 30,
	2016	2015
	(in millions)
Gain on sale of available-for-sale securities	$6	$—
Gain on sale of equity method investments	6	—
Gain on sale of cost method investments	4	—
Other, net	1	5

Total Other, net	$17	$5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in Part I, Item 1A in News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2016 (the “2016 Form 10-K”). The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the 2016 Form 10-K.

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

During the first quarter of fiscal 2016, management approved a plan to dispose of the Company’s digital education business. As a result of the plan and the discontinuation of further significant business activities in the Digital Education segment, the assets and liabilities of this segment were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. Unless indicated otherwise, the information in the notes to the Consolidated Financial Statements relates to the Company’s continuing operations. (See Note 3—Discontinued Operations in the accompanying Consolidated Financial Statements).

During the three months ended September 30, 2016, the Company reclassified its listing revenues generated primarily from agents, brokers and developers from advertising revenue to real estate revenue to better reflect the Company’s revenue mix and how management reviews the performance of the Digital Real Estate Services segment.

The unaudited consolidated financial statements are referred to herein as the “Consolidated Financial Statements.” The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.” The Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2017 and in the three months ended September 30, 2015 that the Company believes are important in understanding its financial condition and results of operations or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2016 and 2015. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2016 and 2015 as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed during fiscal 2017.

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, as well as the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones PEVC and DJX. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier-Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform, and Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K.

•

Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Books, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Patricia Cornwell, Veronica Roth, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and the Divergent series.

•

Digital Real Estate Services—The Digital Real Estate Services segment consists primarily of the Company’s interests in REA Group Limited (“REA Group”) and Move, Inc. (“Move”). REA Group is a publicly traded company listed on the Australian Securities Exchange (“ASX”) (ASX: REA) that advertises property and property-related services on websites and mobile applications across Australia, Asia and Europe. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au. The Company holds a 61.6% interest in REA Group.

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move also offers a number of professional software and services products, including Top Producer®, TigerLead® and ListHubTM. The Company owns an 80% interest in Move, with the remaining 20% being held by REA Group.

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia, the leading sports programming provider in Australia, with seven high definition television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, international cricket, Australian Rugby Union and various motorsports programming.

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters (as defined in Note 10 to the Consolidated Financial Statements). The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions, investments and dispositions.

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

Operating expenses include costs related to paper, production, distribution, third party printing, editorial, commissions and radio sports rights. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead.

The News and Information Services segment’s advertising volume and rates, circulation and the price of paper are the key variables whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume and rates, circulation and paper prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. The Company continues to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s expenses are affected by the cyclical increases and decreases in the price of paper. The News and Information Services segment’s products compete for readership and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation and subscriptions is based on the content of the products provided, pricing and, from time to time, various promotions. The success of these products also depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising is based upon the reach of the products, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, distribution and quality of readership demographics.

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

Digital Real Estate Services

The Digital Real Estate Services segment generates revenue through the sale of real estate listing products to agents, brokers and developers and display advertising on its residential real estate and commercial property sites and also licenses certain professional software products on a subscription basis. Significant expenses associated with these sites and software solutions include development costs, advertising and promotional expenses, hosting and support services, salaries, employee benefits and other routine overhead expenses.

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

Other

The Other segment primarily consists of general corporate overhead expenses, the corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across the Company’s businesses to increase revenues and profitability and to target and assess potential acquisitions, investments and dispositions.

OTHER BUSINESS DEVELOPMENTS

In September 2016, the Company completed its acquisition of Wireless Group plc (“Wireless Group”) for a purchase price of 315 pence per share in cash, or approximately £220 million (approximately $285 million) in the aggregate, plus $23 million of assumed debt which was repaid subsequent to closing. Wireless Group operates talkSPORT, the leading sports radio network in the U.K., and a portfolio of radio stations in the U.K. and Ireland. The acquisition broadens the Company’s range of services in the U.K., Ireland and internationally, and the Company expects to closely align Wireless Group’s operations with those of The Sun and The Times. Wireless Group’s results are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

In June 2016, the Company entered into an agreement to purchase Australian Regional Media (“ARM”) from APN News and Media Limited (“APN”) for approximately $30 million. ARM operates a portfolio of regional print assets and websites and extends the reach of the Australian newspaper business to new customers in new geographic regions. The acquisition remains subject to regulatory approval.

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

In February 2016, REA Group increased its investment in iProperty Group Limited (“iProperty”) from 22.7% to approximately 86.9% for A$482 million in cash (approximately $340 million). The remaining 13.1% not currently owned will become mandatorily redeemable during fiscal 2018, and as a result, the Company recognized a liability of approximately $76 million. The acquisition was funded primarily with the proceeds from borrowings under an unsecured syndicated revolving loan facility (the “REA Facility”). (See Note 6 to the Consolidated Financial Statements). The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. iProperty is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment. During the fiscal year ended June 30, 2016, REA Group recognized a gain of $29 million related to the revaluation of its previously held equity interest in iProperty in Other, net in the Statements of Operations.

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

In July 2015, the Company acquired Checkout 51 Mobile Apps ULC (“Checkout 51”) for approximately $13 million in cash at closing and approximately $10 million in deferred cash consideration which was paid during fiscal 2016. Checkout 51 is a data-driven digital incentives company that provides News America Marketing with a leading receipt recognition mobile app which enables packaged goods companies and brands to reach consumers with highly personalized marketing campaigns. Checkout 51’s results are included within the News and Information Services segment.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2016 versus the three months ended September 30, 2015

The following table sets forth the Company’s operating results for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

	For the three months ended September 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$670	$735	$(65)	(9)%
Circulation and subscription	621	639	(18)	(3)%
Consumer	374	392	(18)	(5)%
Real estate	172	145	27	19%
Other	128	103	25	24%

Total revenues	1,965	2,014	(49)	(2)%
Operating expenses	(1,157)	(1,199)	42	4%
Selling, general and administrative	(678)	(650)	(28)	(4)%
Depreciation and amortization	(120)	(121)	1	1%
Restructuring charges	(20)	(17)	(3)	(18)%
Equity (losses) earnings of affiliates	(15)	8	(23)	* *
Interest, net	7	12	(5)	(42)%
Other, net	17	5	12	* *

(Loss) income from continuing operations before income tax benefit	(1)	52	(53)	* *
Income tax benefit	1	91	(90)	(99)%

Income from continuing operations	—	143	(143)	* *
Income from discontinued operations, net of tax	—	46	(46)	(100)%

Net income	—	189	(189)	(100)%
Less: Net income attributable to noncontrolling interests	(15)	(14)	(1)	(7)%

Net (loss) income attributable to News Corporation	$(15)	$175	$(190)	* *

**	not meaningful

Revenues—Revenues decreased $49 million, or 2%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016. The revenue decrease for the three months ended September 30, 2016 was mainly due to a decrease in revenues at the News and Information Services segment of $68 million, primarily resulting from weakness in the print advertising market and the negative impact of foreign currency fluctuations, and a decrease at the Book Publishing segment of $20 million primarily due to the absence of sales associated with Go Set a Watchman by Harper Lee and the negative impact of foreign currency fluctuations, partially offset by higher foreign language publishing revenues. This decrease was partially offset by increased revenues at the Digital Real Estate Services segment of $35 million due to higher revenues at both REA Group and Move. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $36 million for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying current period results by the difference between the average quarterly exchange rates for the current year period and the average quarterly exchange rates in effect during the corresponding period of the prior year.

Operating Expenses—Operating expenses decreased $42 million, or 4%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016. The decrease in Operating expenses for the three months ended September 30, 2016 was mainly due to a decrease in operating expenses at the News and Information Services segment of $41 million, primarily as a result of lower newsprint, production and distribution costs and the impact of cost savings initiatives, and at the Book Publishing segment of $23 million due to the mix of titles. These decreases were partially offset by increased operating expenses at the Cable Network Programming segment resulting from the timing of sports programming rights costs and the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $11 million for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $28 million, or 4%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016. The increase in Selling, general and administrative expenses for the three months ended September 30, 2016 was primarily due to an increase at the Digital Real Estate Services segment due mainly to higher marketing costs at REA Group and Move and at the News and Information Services segment, primarily as a result of the acquisition of Unruly and Wireless Group. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $20 million for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016.

Depreciation and amortization—Depreciation and amortization expense decreased $1 million, or 1%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016. Depreciation and amortization expense decreased due to the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Depreciation and amortization expense decrease of $2 million for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016.

Restructuring charges—During the three months ended September 30, 2016 and 2015, the Company recorded restructuring charges of $20 million and $17 million, respectively, of which $19 million and $12 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in the three months ended September 30, 2016 and 2015 were for employee termination benefits.

Additionally, in connection with a reorganization at Dow Jones, the Company expects to incur approximately $50 to $60 million in restructuring charges during the remainder of fiscal 2017. The reorganization is expected to reduce the Company’s costs by approximately $100 million on an annualized basis by the end of fiscal 2018.

Equity (losses) earnings of affiliates—Equity (losses) earnings of affiliates decreased $23 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily as a result of lower net income at Foxtel, mainly due to the $21 million loss resulting from Foxtel management’s decision to cease Presto operations in January 2017 and higher programming costs. These decreases were partially offset by higher revenues and lower depreciation and amortization expense.

	For the three months ended September 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Foxtel(a)	$(11)	$9	$(20)	**
Other equity affiliates	(4)	(1)	(3)	**

Total Equity (losses) earnings of affiliates	$(15)	$8	$(23)	**

**	not meaningful
(a)

In accordance with ASC 350, the Company amortized $19 million and $12 million, respectively, related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three months ended September 30, 2016 and 2015. Such amortization is reflected in Equity (losses) earnings of affiliates in the Statements of Operations. The increase in amortization expense recognized by the Company in the current year period was offset by a corresponding decrease in amortization expense recognized by Foxtel as certain intangible assets were fully amortized in fiscal 2016.

Interest, net—Interest, net decreased $5 million for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016, primarily due to the interest expense associated with the REA Facility.

Other, net

The following table sets forth the components of Other, net:

	For the three months ended September 30,
(in millions)	2016	2015
Gain on sale of available-for-sale securities	$6	$—
Gain on sale of equity method investments	6	—
Gain on sale of cost method investments	4	—
Other, net	1	5

Total Other, net	$17	$5

Income tax benefit—The Company’s effective tax rate for the three months ended September 30, 2016 was higher than the U.S. statutory tax rate, primarily due to non-taxable book gains, which had a greater impact on the Company’s effective tax rate for the quarter due to the Company’s low pre-tax book loss.

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

Income from discontinued operations, net of tax—For the three months ended September 30, 2016, the Company did not recognize any income from discontinued operations as the operations of the digital education business were discontinued during fiscal 2016. For the three months ended September 30, 2015, the Company recognized income from discontinued operations of $46 million, primarily due to the impact of a $151 million tax benefit recognized upon reclassification of the Digital Education segment to discontinued operations, which more than offset the pre-tax non-cash impairment charge and operating losses recorded in the first quarter of fiscal 2016. (See Note 3—Discontinued Operations in the accompanying Consolidated Financial Statements).

Net income—Net income decreased $189 million for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016 primarily due to the $106 million tax benefit and income from discontinued operations recognized in fiscal 2016 which did not recur in fiscal 2017, lower Total Segment EBITDA and lower equity earnings from Foxtel.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $1 million for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016 due to higher results at REA Group, partially offset by the negative impact of foreign currency fluctuations.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: Depreciation and amortization, restructuring charges, equity (losses) earnings of affiliates, interest, net, other, net, income tax benefit and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net (loss) income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that information about Total Segment EBITDA allows users of its Consolidated Financial Statements to evaluate changes in the operating results of the Company separate from non-operational factors that affect net income, thus providing insight into both operations and the other factors that affect reported results. The following table reconciles Total Segment EBITDA to (loss) income from continuing operations:

	For the three months ended September 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$1,965	$2,014	$(49)	(2)%
Operating expenses	(1,157)	(1,199)	42	4%
Selling, general and administrative expenses	(678)	(650)	(28)	(4)%

Total Segment EBITDA	130	165	(35)	(21)%
Depreciation and amortization	(120)	(121)	1	1%
Restructuring charges	(20)	(17)	(3)	(18)%
Equity (losses) earnings of affiliates	(15)	8	(23)	**
Interest, net	7	12	(5)	(42)%
Other, net	17	5	12	**

(Loss) income from continuing operations before income tax benefit	(1)	52	(53)	**
Income tax benefit	1	91	(90)	(99)%

Income from continuing operations	$—	$143	$(143)	(100)%

** not meaningful

	For the three months ended September 30,
	2016		2015
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$1,222	$46	$1,290	$83
Book Publishing	389	48	409	42
Digital Real Estate Services	226	67	191	57
Cable Network Programming	128	14	124	28
Other	—	(45)	—	(45)

Total	$1,965	$130	$2,014	$165

News and Information Services (62% and 64% of the Company’s consolidated revenues in the three months ended September 30, 2016 and 2015, respectively)

	For the three months ended September 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$609	$681	$(72)	(11)%
Circulation and subscription	505	524	(19)	(4)%
Other	108	85	23	27%

Total revenues	1,222	1,290	(68)	(5)%
Operating expenses	(754)	(795)	41	5%
Selling, general and administrative	(422)	(412)	(10)	(2)%

Segment EBITDA	$46	$83	$(37)	(45)%

Revenues at the News and Information Services segment decreased $68 million, or 5%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016. The revenue decrease was mainly due to lower advertising revenues of $72 million as compared to the corresponding period of fiscal 2016, primarily resulting from weakness in the print advertising market and a $6 million negative impact from foreign currency fluctuations. Circulation and subscription revenues for the three months ended September 30, 2016 decreased $19 million as compared to the corresponding period of fiscal 2016 as a result of a $24 million negative impact from foreign currency fluctuations, which more than offset modest increases in circulation revenues. These decreases were partially offset by an increase in other revenues of $23 million, primarily due to the acquisition of Unruly, which contributed $14 million in the three months ended September 30, 2016.

Segment EBITDA at the News and Information Services segment decreased $37 million, or 45%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016. The decrease was primarily due to the lower advertising revenues noted above, increased investment spending at Checkout 51 of $12 million and $5 million of transaction related costs associated with the acquisition of Wireless Group. The decrease was partially offset by lower newsprint, production and distribution costs and the impact of cost savings initiatives.

News Corp Australia

Revenues at the Australian newspapers for the three months ended September 30, 2016 were relatively flat as compared to the corresponding period of fiscal 2016. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue increase of $13 million, or 4%. Circulation and subscription revenues increased $5 million primarily due to the positive impact of foreign currency fluctuations, as price increases and digital subscriber growth offset print volume declines. Advertising revenues decreased $13 million due to weakness in the print advertising market in Australia, partially offset by the positive impact of foreign currency fluctuations.

News UK

For the three months ended September 30, 2016, revenues at the U.K. newspapers decreased 18% as compared to the corresponding period of fiscal 2016. Advertising revenues decreased $30 million, primarily due to weakness in the print advertising market and the negative impact of foreign currency fluctuations. Circulation and subscription revenues decreased $28 million due to the negative impact of foreign currency fluctuations, as single-copy volume declines, primarily at The Sun, were offset by the impact of cover price increases. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $49 million, or 15%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016.

Dow Jones

Revenues at Dow Jones decreased 6% for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016. Advertising revenues decreased $25 million due to weakness in the print advertising market. Circulation and subscription revenues increased $4 million as a result of growth in circulation revenues at The Wall Street Journal due to price increases and higher subscription volume. Professional information business revenues were relatively flat as compared to the corresponding period of fiscal 2016. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $1 million for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016.

News America Marketing

Revenues at News America Marketing were relatively flat for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016, primarily due to decreased revenues for free-standing insert products, largely offset by higher in-store product and digital product revenues.

Book Publishing (20% of the Company’s consolidated revenues in the three months ended September 30, 2016 and 2015)

	For the three months ended September 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$374	$392	$(18)	(5)%
Other	15	17	(2)	(12)%

Total revenues	389	409	(20)	(5)%
Operating expenses	(267)	(290)	23	8%
Selling, general and administrative	(74)	(77)	3	4%

Segment EBITDA	$48	$42	$6	14%

Revenues at the Book Publishing segment decreased $20 million, or 5%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016. The decrease was primarily due to the absence of $32 million in revenues associated with sales of Go Set a Watchman by Harper Lee in the prior year quarter and the negative impact of foreign currency fluctuations, partially offset by increased revenues from foreign language publishing and higher print sales due to the mix of titles. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $7 million, or 2%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016. Digital sales, which consist of revenues generated through the sale of e-books and digital audio books, represented 20% of Consumer revenues during the three months ended September 30, 2016. Digital sales decreased 5% as compared to the corresponding period of fiscal 2016 due to the mix of titles as compared to the prior year quarter.

Segment EBITDA at the Book Publishing segment increased $6 million, or 14%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016. The increase was primarily due to the mix of titles as compared to the prior year quarter.

Digital Real Estate Services (11% and 10% of the Company’s consolidated revenues in the three months ended September 30, 2016 and 2015, respectively)

	For the three months ended September 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$34	$31	$3	10%
Circulation and subscription	16	15	1	7%
Real estate	172	145	27	19%
Other	4	—	4	* *

Total revenues	226	191	35	18%
Operating expenses	(30)	(23)	(7)	(30)%
Selling, general and administrative	(129)	(111)	(18)	(16)%

Segment EBITDA	$67	$57	$10	18%

**	not meaningful

Revenues at the Digital Real Estate Services segment increased $35 million, or 18%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016. At REA Group, revenues increased 22%, primarily due to an increase in Australian residential depth revenue, as a favorable product mix offset lower listing volumes, higher revenues due to the acquisition of iProperty and the positive impact of foreign currency fluctuations. Revenues at Move increased 9%, primarily due to an increase in Connection for Co-brokerageSM product revenues and non-listing media revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $5 million, or 2%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016.

Segment EBITDA at the Digital Real Estate Services segment increased $10 million, or 18%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016. The increase was primarily due to the higher revenues noted above and the positive impact of foreign currency fluctuations at REA Group, partially offset by increased marketing spend at REA Group and Move to drive traffic growth and brand awareness. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA increase of $3 million, or 6%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016.

Cable Network Programming (7% and 6% of the Company’s consolidated revenues in the three months ended September 30, 2016 and 2015, respectively)

	For the three months ended September 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$27	$23	$4	17%
Circulation and subscription	100	100	—	—
Other	1	1	—	—

Total revenues	128	124	4	3%
Operating expenses	(106)	(90)	(16)	(18)%
Selling, general and administrative	(8)	(6)	(2)	(33)%

Segment EBITDA	$14	$28	$(14)	(50)%

For the three months ended September 30, 2016, revenues at the Cable Network Programming segment increased $4 million, or 3%, and Segment EBITDA decreased $14 million, or 50%, as compared to the corresponding period of fiscal 2016. The revenue increase was due to the positive impact of foreign currency fluctuations and higher advertising revenues. The decrease in Segment EBITDA was mainly the result of higher sports programming rights costs primarily related to the NRL simulcast and certain one-time cricket rights costs, partially offset by the absence of costs associated with the English Premier League rights. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue increase of $3 million, or 2%, and a Segment EBITDA decrease of $6 million, or 21%, for the three months ended September 30, 2016 as compared to the corresponding period of fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of September 30, 2016, the Company’s cash and cash equivalents were $1,499 million. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. As described in greater detail below, in October 2013, the Company established a revolving credit facility of $650 million, which terminates on October 23, 2020. The Company may request that the commitments be extended under certain circumstances as set forth in the credit agreement and may also request increases in the amount of the facility up to a maximum amount of $900 million. In addition, the Company expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for further discussion.

As of September 30, 2016, the Company’s consolidated assets included $670 million in cash and cash equivalents that was held by its foreign subsidiaries. $78 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and withholding taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

The principal uses of cash that affect the Company’s liquidity position include the following: operational expenditures including employee costs and paper purchases; capital expenditures; income tax payments; investments in associated entities and acquisitions. In addition to the acquisitions and dispositions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible future acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of the Company’s securities or the assumption of indebtedness.

Issuer Purchases of Equity Securities

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the three months ended September 30, 2016. Through October 31, 2016, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of October 31, 2016 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2016, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 19, 2016 to stockholders of record at the close of business on September 14, 2016. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

Sources and Uses of Cash—For the three months ended September 30, 2016 versus the three months ended September 30, 2015

Net cash (used in) provided by operating activities for the three months ended September 30, 2016 and 2015 was as follows (in millions):

For the three months ended September 30,	2016	2015
Net cash (used in) provided by operating activities from continuing operations	$(268)	$141

Net cash (used in) provided by operating activities decreased $409 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease was primarily due to the NAM Group’s settlement payment of $250 million during the three months ended September 30, 2016, as well as higher working capital due to timing and lower Total Segment EBITDA.

Net cash used in investing activities for the three months ended September 30, 2016 and 2015 was as follows (in millions):

For the three months ended September 30,	2016	2015
Net cash used in investing activities from continuing operations	$(11)	$(86)

The Company had net cash used in investing activities of $11 million for the three months ended September 30, 2016 as compared to net cash used in investing activities of $86 million for the corresponding period of fiscal 2016. During the three months ended September 30, 2016, the Company used $283 million of cash for acquisitions, primarily for the acquisition of Wireless Group, and capital expenditures of $49 million. The net cash used in investing activities for the three months ended September 30, 2016 was partially offset by the utilization of restricted cash for the Wireless Group acquisition of $315 million.

During the three months ended September 30, 2015, the Company had capital expenditures of $63 million and used $16 million of cash for acquisitions, primarily for the acquisition of Checkout 51.

Net cash used in financing activities for the three months ended September 30, 2016 and 2015 was as follows (in millions):

For the three months ended September 30,	2016	2015
Net cash used in financing activities from continuing operations	$(59)	$(37)

The change in net cash used in financing activities for the three months ended September 30, 2016 as compared to the net cash used in financing activities in the corresponding period of fiscal 2016 was primarily the result of the repayment of debt assumed in the acquisition of Wireless Group of $23 million.

Reconciliation of Free Cash Flow Available to News Corporation

Free cash flow available to News Corporation is a non-GAAP financial measure defined as net cash (used in) provided by operating activities from continuing operations, less capital expenditures (“free cash flow”), less REA Group free cash flow, plus cash dividends received from REA Group. Free cash flow available to News Corporation excludes cash flows from discontinued operations. Free cash flow should be considered in addition to, not as a substitute for, cash flows from continuing operations and other measures of financial performance reported in accordance with GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of free cash flow.

The Company considers free cash flow available to News Corporation to provide useful information to management and investors about the amount of cash that is available to be used to strengthen the Company’s balance sheet and for strategic opportunities including, among others, investing in the Company’s business, strategic acquisitions, dividend payouts and repurchasing stock. A limitation of free cash flow available to News Corporation is that it does not represent the total increase or decrease in the cash balance for the period. Management compensates for the limitation of free cash flow available to News Corporation by also relying on the net change in cash and cash equivalents as presented in the Statements of Cash Flows prepared in accordance with GAAP which incorporate all cash movements during the period.

The following table presents a reconciliation of net cash (used in) provided by continuing operating activities to free cash flow available to News Corporation:

	For the three months ended September 30,
	2016	2015
	(in millions)
Net cash (used in) provided by continuing operating activities	$(268)	$141
Less: Capital expenditures	(49)	(63)

	(317)	78
Less: REA Group free cash flow	(28)	(35)
Plus: Cash dividends received from REA Group	28	24

Free cash flow available to News Corporation	$(317)	$67

Free cash flow available to News Corporation decreased $384 million in the three months ended September 30, 2016 to ($317) million from $67 million in the corresponding period of fiscal 2016, primarily due to lower cash provided by operating activities as discussed above, partially offset by lower capital expenditures.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of September 30, 2016, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of September 30, 2016, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

REA Group Unsecured Revolving Loan Facility

REA Group entered into a A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty (the “REA Facility”). The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which become due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of September 30, 2016, REA Group was paying a margin of between 0.90% and 1.10%. REA Group paid approximately $3 million in interest for the three months ended September 30, 2016, at a weighted average interest rate of 2.9%. The REA Facility requires REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of September 30, 2016, REA Group was in compliance with all of the applicable debt covenants.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2016 have not changed significantly from the disclosures included in the 2016 Form 10-K.

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

The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. For additional details see Note 10 to the Consolidated Financial Statements.

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal year ended June 30, 2016:

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

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $139 million as of September 30, 2016. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income of approximately $14 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of September 30, 2016 or June 30, 2016 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2016 and June 30, 2016, the Company did not anticipate nonperformance by any of the counterparties.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion set forth under “Legal Proceedings” in the Company’s 2016 Form 10-K.

News America Marketing

In-Store Marketing and FSI Purchasers

On February 29, 2016, the parties agreed to settle the litigation in the U.S. District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC and BEF Foods, Inc. alleged various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”) and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”). Under the terms of the settlement, the NAM Group agreed, among other things, to pay the plaintiffs and their attorneys approximately $250 million, and the parties agreed to dismiss the litigation with prejudice. As required under the settlement agreement, the NAM Group delivered the proposed settlement amount into escrow during the three months ended September 30, 2016, to be held pending District Court approval. On October 31, 2016, the District Court approved the settlement, and the settlement payment will be released to the plaintiffs and their attorneys. The NAM Group also settled related claims for approximately $30 million in February 2016.

Valassis Communications, Inc.

As reported in the 2016 Form 10-K, Valassis Communications, Inc. (“Valassis”) initiated two separate legal proceedings against certain of the Company’s subsidiaries on November 8, 2013. In the first proceeding (“Valassis I”), Valassis filed a motion for expedited discovery in a previously settled case involving NAI, NAM FSI and NAM In-Store Services based on its belief that defendants had engaged in activities prohibited under an order issued by the U.S. District Court for the Eastern District of Michigan (the “Order”) in connection with the parties’ settlement. Valassis subsequently filed a Notice of Violation of the Order (the “Notice”) in Valassis I alleging violations of federal and state antitrust laws and common law business torts and seeking treble damages, injunctive relief and attorneys’ fees. In the second proceeding (“Valassis II”), Valassis filed a new complaint against the NAM Group in the same District Court, which also alleged violations of federal and state antitrust laws and common law business torts and sought treble damages, injunctive relief and attorneys’ fees and costs. On March 30, 2016, the District Court ordered that the Notice in Valassis I and the remaining claims in the NAM Group’s motion to dismiss in Valassis II (the bundling and tying claims in Valassis II were dismissed without prejudice to Valassis’s rights to pursue relief for the claims in Valassis I) be referred to a panel of antitrust experts previously appointed in Valassis I (the “Antitrust Expert Panel”). The Antitrust Expert Panel was convened and, on September 24, 2016, issued a Report and Recommendation recommending that the NAM Group’s motion to dismiss the Valassis II complaint be denied. The Antitrust Expert Panel also scheduled a preliminary hearing in Valassis I for December 19, 2016 and ordered discovery to be completed by November 2017. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously in both actions.

U.K. Newspaper Matters and Related Investigations and Litigation

As reported in the 2016 Form 10-K, a purported class action lawsuit captioned Wilder v. News Corp. was previously filed against 21st Century Fox, Rupert Murdoch, James Murdoch, Rebekah Brooks, Les Hinton and the Company’s subsidiary, NI Group Limited (now known as News Corp UK & Ireland Limited) in the U.S.

District Court for the Southern District of New York on behalf of all purchasers of 21st Century Fox’s common stock between July 8, 2009 and July 18, 2011 for claims under Section 10(b) and Section 20(a) of the Exchange Act alleging that false and misleading statements were issued regarding alleged acts of voicemail interception at The News of the World and seeking compensatory damages, rescission for damages sustained and costs. On September 30, 2015, the District Court dismissed all of plaintiffs’ claims and on September 21, 2016, the District Court denied plaintiffs motion for reconsideration. On October 21, 2016, plaintiffs’ time to appeal the District Court’s decision expired, and the case was closed.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the three months ended September 30, 2016. Through October 31, 2016, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of October 31, 2016 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

10.1	Amendment No. 2, dated as of July 13, 2016, to the Credit Agreement, dated as of October 23, 2013, among the Company, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, JPMorgan Chase Bank, N.A., as designated agent, and the other parties thereto.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015 (unaudited); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2016 and 2015 (unaudited); (iii) Consolidated Balance Sheets at September 30, 2016 (unaudited) and June 30, 2016 (audited); (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh
Chief Financial Officer

Date: November 8, 2016