Form 10-Q
period 2016-12-31
NEWS CORP
filed 2017-02-10
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 3, 2017, 381,860,792 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended December 31,		For the six months ended December 31,
	Notes	2016	2015	2016	2015
Revenues:
Advertising		$748	$816	$1,418	$1,551
Circulation and subscription		595	621	1,216	1,260
Consumer		450	429	824	821
Real estate		185	160	357	305
Other		138	135	266	238

Total Revenues		2,116	2,161	4,081	4,175

Operating expenses		(1,126)	(1,193)	(2,283)	(2,392)
Selling, general and administrative		(665)	(688)	(1,343)	(1,338)
Depreciation and amortization		(120)	(123)	(240)	(244)
Impairment and restructuring charges	4	(356)	(22)	(376)	(39)
Equity (losses) earnings of affiliates	5	(238)	15	(253)	23
Interest, net		15	11	22	23
Other, net	14	123	(6)	140	(1)

(Loss) income from continuing operations before income tax benefit (expense)		(251)	155	(252)	207
Income tax benefit (expense)	12	32	(49)	33	42

(Loss) income from continuing operations		(219)	106	(219)	249
(Loss) income from discontinued operations, net of tax	3	—	(24)	—	22

Net (loss) income		(219)	82	(219)	271
Less: Net income attributable to noncontrolling interests		(70)	(19)	(85)	(33)

Net (loss) income attributable to News Corporation stockholders		$(289)	$63	$(304)	$238

Basic and diluted (loss) earnings per share:
(Loss) income from continuing operations available to News Corporation stockholders per share		$(0.50)	$0.15	$(0.52)	$0.37
(Loss) income from discontinued operations available to News Corporation stockholders per share		—	(0.04)	—	0.04

Net (loss) income available to News Corporation stockholders per share		$(0.50)	$0.11	$(0.52)	$0.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited; millions)

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
Net (loss) income	$(219)	$82	$(219)	$271
Other comprehensive (loss) income:
Foreign currency translation adjustments	(347)	89	(291)	(356)
Unrealized holding gains (losses) on securities, net(a)	7	9	(19)	(16)
Benefit plan adjustments, net(b)	20	10	31	25
Share of other comprehensive income (loss) from equity affiliates, net(c)	9	(3)	11	2

Other comprehensive (loss) income	(311)	105	(268)	(345)

Comprehensive (loss) income	(530)	187	(487)	(74)
Less: Net income attributable to noncontrolling interests	(70)	(19)	(85)	(33)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	9	(3)	7	4

Comprehensive (loss) income attributable to News Corporation stockholders	$(591)	$165	$(565)	$(103)

(a)	Net of income tax expense (benefit) of $2 million and $5 million for the three months ended December 31, 2016 and 2015, respectively, and income tax (benefit) expense of ($8) million and ($7) million for the six months ended December 31, 2016 and 2015, respectively.
(b)	Net of income tax expense of $5 million and $2 million for the three months ended December 31, 2016 and 2015, respectively, and income tax expense of $8 million and $6 million for the six months ended December 31, 2016 and 2015, respectively.
(c)	Net of income tax expense (benefit) of $4 million and ($1) million for the three months ended December 31, 2016 and 2015, respectively, and income tax expense of $5 million and $1 million for the six months ended December 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

	Notes	As of December 31, 2016	As of June 30, 2016
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,564	$1,832
Restricted cash		—	315
Receivables, net	14	1,528	1,229
Other current assets	14	499	513

Total current assets		3,591	3,889

Non-current assets:
Investments	5	1,932	2,270
Property, plant and equipment, net		1,981	2,405
Intangible assets, net		2,298	2,207
Goodwill		3,791	3,714
Deferred income tax assets		549	602
Other non-current assets	14	385	396

Total assets		$14,527	$15,483

Liabilities and Equity:
Current liabilities:
Accounts payable		$240	$217
Accrued expenses		1,121	1,371
Deferred revenue		404	388
Other current liabilities	14	560	466

Total current liabilities		2,325	2,442

Non-current liabilities:
Borrowings	6	268	369
Retirement benefit obligations	11	315	350
Deferred income tax liabilities		40	171
Other non-current liabilities		331	349

Commitments and contingencies	10

Redeemable preferred stock		20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,451	12,434
Retained earnings		(213)	150
Accumulated other comprehensive loss		(1,289)	(1,026)

Total News Corporation stockholders’ equity		10,955	11,564
Noncontrolling interests		273	218

Total equity	7	11,228	11,782

Total liabilities and equity		$14,527	$15,483

(a)	Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 381,774,810 and 380,490,770 shares issued and outstanding, net of 27,368,413 treasury shares at par, at December 31, 2016 and June 30, 2016, respectively.

(b)	Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par, at December 31, 2016 and June 30, 2016, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the six months ended December 31,
	Notes	2016	2015
Operating activities:
Net (loss) income		$(219)	$271
Less: Income from discontinued operations, net of tax		—	22

(Loss) income from continuing operations		(219)	249
Adjustments to reconcile (loss) income from continuing operations to cash provided by operating activities:
Depreciation and amortization		240	244
Equity losses (earnings) of affiliates	5	253	(23)
Cash distributions received from affiliates		—	30
Impairment charges	4	310	—
Other, net	14	(140)	1
Deferred income taxes and taxes payable	12	(102)	(98)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(131)	(97)
Inventories, net		(9)	72
Accounts payable and other liabilities		52	(32)
NAM Group settlement		(250)	—

Net cash provided by operating activities from continuing operations		4	346

Investing activities:
Capital expenditures		(108)	(120)
Changes in restricted cash for Wireless Group acquisition		315	—
Acquisitions, net of cash acquired		(342)	(101)
Investments in equity affiliates and other		(39)	(36)
Proceeds from dispositions		59	2
Other, net		(3)	5

Net cash used in investing activities from continuing operations		(118)	(250)

Financing activities:
Repayment of borrowings acquired in Wireless Group acquisition		(23)	—
Repurchase of shares		—	(18)
Dividends paid		(77)	(74)
Other, net		(21)	(7)

Net cash used in financing activities from continuing operations		(121)	(99)

Net decrease in cash and cash equivalents from continuing operations		(235)	(3)
Net decrease in cash and cash equivalents from discontinued operations		(3)	(40)
Cash and cash equivalents, beginning of period		1,832	1,951
Exchange movement on opening cash balance		(30)	(25)

Cash and cash equivalents, end of period		$1,564	$1,883

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, the Company reclassified its listing revenues generated primarily from agents, brokers and developers from advertising revenue to real estate revenue for all periods presented to better reflect the Company’s revenue mix and how management reviews the performance of the Digital Real Estate Services segment.

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2017 and fiscal 2016 include 52 and 53 weeks, respectively. All references to the three months ended December 31, 2016 and 2015 relate to the three

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

months ended January 1, 2017 and December 27, 2015, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of December 31.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The amendments in ASU 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-16 will have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”). The amendments in ASU 2016-17 require that in determining whether a reporting entity satisfies the condition of a primary beneficiary that it is the single decision maker of a variable interest entity (“VIE”), a reporting entity should include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. If, after performing that assessment, a reporting entity that is the single decision maker of a VIE concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that reporting entity to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary. If the single decision maker and its related parties that are under common control, as a group, have the characteristics of a primary beneficiary, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. ASU 2016-17 is effective for the Company for annual and interim reporting periods beginning July 1, 2017. The Company is currently evaluating the impact ASU 2016-17 will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-18”). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-18 will have on its consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2017

Wireless Group plc

In September 2016, the Company completed its acquisition of Wireless Group plc (“Wireless Group”) for a purchase price of 315 pence per share in cash, or approximately £220 million (approximately $285 million) in the aggregate, plus $23 million of assumed debt which was repaid subsequent to closing. Wireless Group operates talkSPORT, the leading sports radio network in the U.K., and a portfolio of radio stations in the U.K. and Ireland. The acquisition broadens the Company’s range of services in the U.K., Ireland and internationally, and the Company expects to closely align Wireless Group’s operations with those of The Sun and The Times. The Company utilized the restricted cash which was specifically set aside at June 30, 2016 for purposes of funding the acquisition and therefore the Company has no restricted cash as of December 31, 2016.

The total transaction value for the Wireless Group acquisition is set forth below (in millions):

Cash paid for Wireless Group equity	$285

Plus: Assumed debt	23

Total transaction value	$308

Under the acquisition method of accounting, the total consideration is allocated to net tangible and intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The allocation is as follows (in millions):

Assets acquired:
Intangible assets	$213
Goodwill	121
Net liabilities	(49)

Total net assets acquired	$285

The acquired intangible assets primarily relate to broadcast licenses, which have a fair value of approximately $178 million, tradenames, which have a fair value of approximately $27 million, and customer relationships with a fair value of approximately $8 million. The broadcast licenses and tradenames have indefinite lives and the customer relationship will be amortized over a weighted-average useful life of approximately 6 years. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this filing and may be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction. Wireless Group’s results are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

Australian Regional Media

In December 2016, the Company acquired Australian Regional Media (“ARM”) from APN News and Media Limited (“APN”) for approximately $30 million. ARM operates a portfolio of regional print assets and websites and extends the reach of the Australian newspaper business to new customers in new geographic regions. ARM is a subsidiary of News Corp Australia, and its results are included within the News and Information Services segment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

REA Group European Business

In December 2016, REA Group Limited (“REA Group”), in which the Company holds a 61.6% interest, sold its European business for approximately $140 million (approximately €133 million) in cash which resulted in a pre-tax gain of $120 million. The gain was recorded in Other, net for the three months ended December 31, 2016. The sale allows REA Group to focus on its core businesses in Australia and Asia. The cash from the sale was received in February 2017.

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

Unruly Holdings Limited

On September 30, 2015, the Company acquired Unruly Holdings Limited (“Unruly”) for approximately £60 million (approximately $90 million) in cash and up to £56 million (approximately $86 million) in future cash consideration related to payments primarily contingent upon the achievement of certain performance objectives. As a result of the acquisition, the Company recognized a liability of approximately $40 million related to the contingent consideration. The fair value of the contingent consideration was estimated by applying a probability-weighted income approach. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”), $43 million of the purchase price has been allocated to acquired technology with a weighted-average useful life of 7 years, $21 million has been allocated to customer relationships and tradenames with a weighted-average useful life of 6 years and $68 million has been allocated to goodwill. Unruly is a leading global video distribution platform that is focused on delivering branded video advertising across websites and mobile devices. Unruly’s results of operations are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

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

iProperty Group Limited

In February 2016, REA Group increased its investment in iProperty Group Limited (“iProperty”) from 22.7% to approximately 86.9% for A$482 million in cash (approximately $340 million). The remaining 13.1% not currently owned will become mandatorily redeemable during fiscal 2018. As a result, the Company recognized a

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

liability of approximately $76 million, which reflected the present value of the amount expected to be paid for the remaining interest based on the formula specified in the acquisition agreement. The acquisition was funded primarily with the proceeds from borrowings under an unsecured syndicated revolving loan facility (the “REA Facility”). (Refer to Note 6—Borrowings). The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. iProperty is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.

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

Under the acquisition method of accounting, the total consideration is allocated to net tangible and intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The allocation is as follows (in millions):

Assets acquired:
Goodwill	$498
Intangible assets	72
Net liabilities	(34)

Total net assets acquired	$536

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

The following table summarizes the results of operations from the discontinued segment:

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
	(in millions)
Revenues	$—	$1	$—	$27
Loss before income tax benefit	—	(29)	—	(151)
Income tax benefit	—	5	—	173

(Loss) income from discontinued operations, net of tax	$—	$(24)	$—	$22

The following table summarizes the cash flows from discontinued operations:

	For the six months ended December 31,
	2016	2015
	(in millions)
Net cash used in operating activities	$(3)	$(59)
Net cash used in investing activities	—	19
Net cash used in financing activities	—	—

Net decrease in cash and cash equivalents	$(3)	$(40)

Liabilities held for sale related to discontinued operations as of December 31, 2016 and June 30, 2016 are included in Other current liabilities in the Balance Sheets as follows:

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Current assets	$1	$1
Non-current assets	—	—

Total assets	$1	$1

Current liabilities	5	7
Non-current liabilities	—	—

Total liabilities	$5	$7

Net liabilities held for sale	$(4)	$(6)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

Fiscal 2017

During the three and six months ended December 31, 2016, the Company recorded restructuring charges of $47 million and $67 million, respectively, of which $47 million and $66 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2017 were for employee termination benefits. Additionally, in connection with a reorganization at Dow Jones, the Company expects to incur approximately $30 to $40 million in restructuring charges during the remainder of fiscal 2017. The reorganization is expected to reduce the Company’s costs by approximately $100 million on an annualized basis by the end of fiscal 2018.

During the three months ended December 31, 2016, the Company recognized a non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers. The write-down was a result of the impact of adverse trends on the future expected performance of the Australian newspapers, where revenue declines from continued weakness in the print advertising market accelerated during the quarter. The write-down is comprised of approximately $149 million related to printing presses and print-related equipment, $77 million related to facilities, $66 million related to capitalized software and $18 million related to tradenames. The remaining carrying value of the News Corp Australia long-lived assets is approximately $420 million, which consists primarily of approximately $375 million of fixed assets and $30 million of intangible assets. Significant unobservable inputs utilized in the income approach valuation method were a discount rate of 11.5% and assumed no long-term growth rate.

The Company continually evaluates whether current factors or indicators require the performance of an interim impairment assessment of goodwill, long-lived assets and investments. The valuation of goodwill and long-lived assets requires assumptions and estimates of many factors, including revenue and market growth, operating cash flows, market multiples and discount rates. In the quarter ended December 31, 2016, the Company revised its future outlook for a reporting unit within the News and Information Services segment due to the acceleration of declines in the global print advertising markets during the first half of fiscal 2017. As a result, the Company determined that this reporting unit has goodwill and indefinite-lived intangible assets that are considered to be at risk for future impairment because the fair value of the reporting unit exceeded its carrying value by less than 5% as of December 31, 2016. Significant unobservable inputs utilized in the income approach valuation method for this reporting unit and the related indefinite-lived intangible assets were discount rates (ranging from 9.0%-10.0%), long-term growth rates (ranging from 1.6%-3.0%) and royalty rates (ranging from 1.5%-2.5%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%. Any decrease in the discount rate or projected cash flows terminal growth rate would have resulted in this reporting unit failing step one of the goodwill impairment analysis, and would have required the completion of step two of the goodwill impairment analysis. Including those reporting units disclosed in the 2016 Form 10-K, the News and Information Services and Cable Network Programming segments have reporting units with goodwill and indefinite-lived intangible assets of approximately $2.4 billion at December 31, 2016 that are at risk for future impairment, of which $1.9 billion related to the News and Information Services segment and $0.5 billion related to the Cable Network Programming segment.

Fiscal 2016

During the three and six months ended December 31, 2015, the Company recorded restructuring charges of $22 million and $39 million, respectively, of which $20 million and $32 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2016 were primarily for employee termination benefits.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in restructuring program liabilities were as follows:

	For the three months ended December 31,
	2016				2015
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$30	$5	$6	$41	$34	$5	$6	$45
Additions	47	—	—	47	21	1	—	22
Payments	(36)	—	—	(36)	(28)	—	—	(28)
Other	—	—	—	—	—	—	—	—

Balance, end of period	$41	$5	$6	$52	$27	$6	$6	$39

	For the six months ended December 31,
	2016				2015
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$33	$5	$6	$44	$47	$5	$6	$58
Additions	67	—	—	67	38	1	—	39
Payments	(58)	—	—	(58)	(54)	—	—	(54)
Other	(1)	—	—	(1)	(4)	—	—	(4)

Balance, end of period	$41	$5	$6	$52	$27	$6	$6	$39

As of December 31, 2016, restructuring liabilities of approximately $42 million were included in the Balance Sheet in Other current liabilities and $10 million were included in Other non-current liabilities.

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of December 31, 2016	As of December 31, 2016	As of June 30, 2016
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,162	$1,437
Other equity method investments	various	105	101
Loan receivable from Foxtel(b)	N/A	325	338
Available-for-sale securities(c)	various	126	189
Cost method investments(d)	various	214	205

Total Investments		$1,932	$2,270

(a)	During the three months ended December 31, 2016, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. As a result of Foxtel’s

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

performance in the first half of fiscal 2017 and the competitive operating environment in the Australian pay-TV market, the Company revised its future outlook for the business, which resulted in a reduction in expected future cash flows. Based on the revised projections, the Company determined that the fair value of its investment in Foxtel declined below its $1.4 billion carrying value, which includes the gain recognized in connection with the acquisition of Consolidated Media Holdings Ltd. (“CMH”). Significant unobservable inputs utilized in the income approach valuation method were a discount rate of 9.0% and a long-term growth rate of 2.5%. Significant unobservable inputs utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%.

In November 2012, the Company acquired CMH, a media investment company that operates in Australia. CMH owned a 25% interest in Foxtel through its 50% interest in FOX SPORTS Australia. The CMH acquisition was accounted for in accordance with ASC 805 “Business Combinations” which requires an acquirer to remeasure its previously held equity interest in an acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. The carrying amount of the Company’s previously held equity interest in FOX SPORTS Australia, through which the Company held its indirect 25% interest in Foxtel, was revalued to fair value as of the acquisition date, resulting in a step-up and non-cash gain of approximately $1.3 billion for the fiscal year ended June 30, 2013, of which $0.9 billion related to Foxtel.

Following the write-down, the carrying value of the Foxtel investment was approximately $1.2 billion at December 31, 2016. Any significant shortfall of the expected future cash flows of Foxtel could result in additional write-downs for which non-cash charges would be required.

(b)	In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and pro rata capital contributions made by Foxtel shareholders in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($325 million and $338 million as of December 31, 2016 and June 30, 2016, respectively). The subordinated shareholder notes can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder notes have a maturity date of July 15, 2027, with interest payable on June 30 each year and at maturity. On June 22, 2016, Foxtel and Foxtel’s shareholders agreed to modify the terms of the loan receivable to reduce the interest rate from 12% to 10.5%, to more closely align with current market rates. Upon maturity, the principal advanced will be repayable.
(c)	Available-for-sale securities primarily include the Company’s investments in APN and The Rubicon Project, Inc. During fiscal 2016, the Company participated in an entitlement offer to maintain its 14.99% interest in APN for $20 million. During the three months ended December 31, 2016, the Company participated in an entitlement offer for $21 million and its interest was diluted from 14.99% to 13.23%. APN operates a portfolio of Australian radio and outdoor media assets.
(d)	Cost method investments primarily include the Company’s investment in SEEKAsia Limited and certain investments in China.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company measures the fair market values of available-for-sale investments as Level 1 financial instruments under ASC 820, “Fair Value Measurement,” as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Cost basis of available-for-sale investments	$125	$155
Accumulated gross unrealized gain	1	34
Accumulated gross unrealized loss	—	—

Fair value of available-for-sale investments	$126	$189

Net deferred tax (asset) liability	$—	$13

Equity (Losses) Earnings of Affiliates

The Company’s share of the (losses) earnings of its equity affiliates was as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
	(in millions)		(in millions)
Foxtel(a)	$(233)	$13	$(244)	$22
Other equity affiliates, net	(5)	2	(9)	1

Total Equity (losses) earnings of affiliates	$(238)	$15	$(253)	$23

(a)	During the three months ended December 31, 2016, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. The write-down is reflected in Equity (losses) earnings of affiliates in the Statements of Operations for the three and six months ended December 31, 2016. Refer to the discussion above for further details.

Additionally, in accordance with ASC 350, the Company amortized $18 million and $37 million, respectively, related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and six months ended December 31, 2016, respectively, and $13 million and $25 million in the corresponding periods of fiscal 2016, respectively. Such amortization is reflected in Equity (losses) earnings of affiliates in the Statements of Operations. The increase in amortization expense recognized by the Company in the current year period was offset by a corresponding decrease in amortization expense recognized by Foxtel as certain intangible assets were fully amortized in fiscal 2016.

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the six months ended December 31,
	2016	2015
	(in millions)
Revenues	$1,220	$1,185
Operating income(a)	184	184
Net income	40	94

(a)	Includes Depreciation and amortization of $103 million and $111 million for the six months ended December 31, 2016 and 2015, respectively. Operating income before depreciation and amortization was $287 million and $295 million for the six months ended December 31, 2016 and 2015, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2016, Foxtel’s revenues increased $35 million, or 3%, as a result of the positive impact of foreign currency fluctuations as revenues decreased modestly in local currency. Operating income was flat primarily due to the positive impact of foreign currency fluctuations and lower depreciation and amortization expense, which offset the lower revenues in local currency and planned increases in programming spend. Net income decreased mainly due to losses associated with Presto of $26 million, primarily resulting from Foxtel management’s decision to cease Presto operations in January 2017, and $22 million in losses associated with the change in the fair value of Foxtel’s investment in Ten Network Holdings.

During the first quarter of fiscal 2017, Foxtel was deemed to have significant influence over its investment in Ten Network Holdings. As a result, Foxtel is required to treat this as an equity method investment. Foxtel has elected the fair value option under ASC 825, Financial Instruments, and will adjust the carrying value of the Ten Network Holdings investment to fair value each reporting period. This adjustment will be recorded as a component of Foxtel’s net income.

NOTE 6. BORROWINGS

The Company’s total borrowings consist of the following:

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Facility due December 2017	$86	$90
Facility due December 2018	86	90
Facility due December 2019	172	179
Other obligations	11	13

Total debt	355	372
Less: Current portion(a)	(87)	(3)

Total long-term debt	$268	$369

(a)	The current portion of long term debt is included in Other current liabilities. See Note 14—Additional Financial Information.

REA Group Unsecured Revolving Loan Facility

REA Group entered into a A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty. The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which become due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of December 31, 2016, REA Group was paying a margin of between 0.90% and 1.10%. REA Group paid approximately $2 million and $5 million in interest for the three and six months ended December 31, 2016, respectively, at a weighted average interest rate of 2.7% and 2.8%, respectively. The REA Facility requires REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of December 31, 2016, REA Group was in compliance with all of the applicable debt covenants.

Revolving Credit Facility

The Company’s Credit Agreement (as amended, the “Credit Agreement”) provides for an unsecured $650 million revolving credit facility (the “Facility”) that can be used for general corporate purposes. The Facility has a

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of December 31, 2016, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of December 31, 2016, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

NOTE 7. EQUITY

The following table summarizes changes in equity:

	For the six months ended December 31,
	2016			2015
	News Corporation stockholders	Noncontrolling Interests	Total Equity	News Corporation stockholders	Noncontrolling Interests	Total Equity
	(in millions)
Balance, beginning of period	$11,564	$218	$11,782	$11,945	$171	$12,116
Net (loss) income	(304)	85	(219)	238	33	271
Other comprehensive loss	(261)	(7)	(268)	(341)	(4)	(345)
Dividends	(59)	(18)	(77)	(59)	(15)	(74)
Stock repurchases	—	—	—	(16)	—	(16)
Other	15	(5)	10	25	2	27

Balance, end of period	$10,955	$273	$11,228	$11,792	$187	$11,979

Stock Repurchases

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the six months ended December 31, 2016. Through February 3, 2017, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of February 3, 2017 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

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

	For the six months ended December 31,
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

NOTE 8. EQUITY BASED COMPENSATION

Employees of the Company participate in the News Corporation 2013 Long-Term Incentive Plan (the “2013 LTIP”) under which equity-based compensation, including stock options, performance stock units (“PSUs”), restricted stock awards, restricted stock units (“RSUs”) and other types of awards can be granted. The Company has the ability to award up to 30 million shares of Class A Common Stock under the terms of the 2013 LTIP. Additionally, in connection with the acquisition of Move, Inc. (“Move”), the Company assumed Move’s equity incentive plans and substantially all of the awards outstanding under such plans.

The Company recognized $11 million and $31 million of equity-based compensation expense for the three and six months ended December 31, 2016, respectively, and $14 million and $31 million for the corresponding periods of fiscal 2016, respectively.

Performance Stock Units

Fiscal 2017

During the three and six months ended December 31, 2016, the Company granted approximately 0.1 million and 5.3 million PSUs, respectively, including dividend equivalents, at target, of which approximately 0.1 million and

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.9 million, respectively, will be settled in Class A Common Stock, assuming performance conditions are met, with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked-to-market each reporting period.

During the six months ended December 31, 2016, approximately 2.8 million PSUs vested, of which approximately 1.8 million were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 1.0 million PSUs that vested during the six months ended December 31, 2016 were settled in cash for approximately $13.1 million before statutory tax withholdings.

Fiscal 2016

During the three and six months ended December 31, 2015, the Company granted approximately 0.3 million and 4.0 million PSUs, respectively, at target, of which approximately 0.3 million and 2.9 million, respectively, will be settled in Class A Common Stock, assuming performance conditions are met, with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked-to-market each reporting period.

During the six months ended December 31, 2015, approximately 1.2 million PSUs vested, of which approximately 1.0 million were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.2 million PSUs that vested during the six months ended December 31, 2015 were settled in cash for approximately $3.3 million before statutory tax withholdings.

Restricted Stock Units

Fiscal 2017

During the six months ended December 31, 2016, approximately 0.1 million RSUs vested, all of which were settled in shares of Class A Common Stock.

Fiscal 2016

During the six months ended December 31, 2015, the Company granted approximately 0.2 million RSUs, all of which will be settled in Class A Common Stock.

During the six months ended December 31, 2015, approximately 0.1 million RSUs vested, all of which were settled in shares of Class A Common Stock.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
	(in millions, except per share amounts)
(Loss) income from continuing operations	$(219)	$106	$(219)	$249
Less: Net income attributable to noncontrolling interests	(70)	(19)	(85)	(33)
Less: Redeemable preferred stock dividends(a)	(1)	(1)	(1)	(1)

(Loss) income from continuing operations available to News Corporation stockholders	(290)	86	(305)	215
(Loss) income from discontinued operations, net of tax, available to News Corporation stockholders	—	(24)	—	22

Net (loss) income available to News Corporation stockholders	$(290)	$62	$(305)	$237

Weighted-average number of shares of common stock outstanding—basic	581.4	581.2	581.1	581.1
Dilutive effect of equity awards(b)	—	1.5	—	1.6

Weighted-average number of shares of common stock outstanding—diluted	581.4	582.7	581.1	582.7

(Loss) income from continuing operations available to News Corporation stockholders per share—basic and diluted	$(0.50)	$0.15	$(0.52)	$0.37
(Loss) income from discontinued operations available to News Corporation stockholders per share—basic and diluted	$—	$(0.04)	$—	$0.04

Net (loss) income available to News Corporation stockholders per share—basic and diluted	$(0.50)	$0.11	$(0.52)	$0.41

(a)	In connection with the Separation, as defined in Note 10, Twenty-First Century Fox, Inc. (“21st Century Fox”) sold 4,000 shares of cumulative redeemable preferred stock with a par value of $5,000 per share of a newly formed U.S. subsidiary of the Company. The preferred stock pays dividends at a rate of 9.5% per annum, payable quarterly. The preferred stock is callable by the Company at any time after the fifth year and is puttable at the option of the holder after 10 years.
(b)	The dilutive impact of the Company’s PSUs, RSUs and stock options has been excluded from the calculation of diluted (loss) earnings per share for the three and six months ended December 31, 2016 because their inclusion would have an antidilutive effect on the net loss per share.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of December 31, 2016 have not changed significantly from the disclosures included in the 2016 Form 10-K.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Antitrust Expert Panel was convened and, on September 24, 2016, issued a Report and Recommendation recommending that the NAM Group’s motion to dismiss the Valassis II complaint be denied. In November 2016, the NAM Group filed its answer and counterclaims in Valassis II, which Valassis moved to dismiss. The Antitrust Expert Panel also held a preliminary hearing in Valassis I on December 19, 2016 as to whether Valassis’s case should be allowed to proceed further. On February 8, 2017, the Antitrust Expert Panel issued a Report and Recommendation that the Notice of Violation in Valassis I be dismissed and a Report and Recommendation that the NAM Group’s counterclaims in Valassis II be dismissed with leave to replead three of the four counterclaims. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously in both actions.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis.

The net expense related to the U.K. Newspaper Matters in Selling, general and administrative expenses was $2 million and $7 million for the three months ended December 31, 2016 and 2015, respectively, and $4 million and $12 million for the six months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $97 million, of which approximately $53 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Other current assets on the Balance Sheet as of December 31, 2016. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortization of amounts related to unrecognized prior service (credits) and deferred losses were reclassified out of other comprehensive (loss) income as a component of net periodic benefit costs. The components of net periodic benefits costs were as follows:

	Pension benefits				Postretirement benefits
	Domestic		Foreign
	For the three months ended December 31,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost benefits earned during the period	$—	$—	$2	$3	$—	$—
Interest costs on projected benefit obligations	3	4	8	12	1	1
Expected return on plan assets	(5)	(5)	(14)	(16)	—	—
Amortization of deferred losses	1	1	4	3	—	—
Amortization of prior service (credits)	—	—	—	—	(1)	(2)
Settlements, curtailments and other	—	—	—	—	—	—

Net periodic benefit costs	$(1)	$—	$—	$2	$—	$(1)

	Pension benefits				Postretirement benefits
	Domestic		Foreign
	For the six months ended December 31,
	2016	2015	2016	2015	2016	2015
	(in millions)
Service cost benefits earned during the period	$—	$—	$4	$5	$—	$—
Interest costs on projected benefit obligations	6	8	15	23	2	2
Expected return on plan assets	(9)	(10)	(28)	(32)	—	—
Amortization of deferred losses	2	2	8	7	—	—
Amortization of prior service (credits)	—	—	—	—	(2)	(3)
Settlements, curtailments and other	—	—	—	(1)	—	—

Net periodic benefits costs	$(1)	$—	$(1)	$2	$—	$(1)

During the six months ended December 31, 2016 and 2015, the Company contributed approximately $19 million and $18 million, respectively, to its various pension and postretirement plans, of which $7 million was contributed in each of the three months ended December 31, 2016 and 2015.

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

For the three months ended December 31, 2016, the Company recorded a tax benefit of $32 million on a pre-tax loss of $251 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a net tax benefit of $121 million on the non-cash write-down of assets and investments in Australia and a full valuation allowance recorded on losses incurred in Australia and other certain foreign jurisdictions, offset by lower taxes on the sale of REA Group’s European business.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2016, the Company recorded a tax benefit of $33 million on a pre-tax loss of $252 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a net tax benefit of $121 million on the non-cash write-down of assets and investments in Australia and a full valuation allowance recorded on losses incurred in Australia and other certain foreign jurisdictions, offset by lower taxes on the sale of REA Group’s European business.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Due to adverse trends in future expected performance of the Australian newspapers and the downward revision of Foxtel’s future outlook, management determined it was more likely than not that certain deferred tax assets in Australia would not be realized.

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

The Company paid gross income taxes of $69 million and $57 million during the six months ended December 31, 2016 and 2015, respectively, and received income tax refunds of nil and $1 million, respectively.

NOTE 13. SEGMENT INFORMATION

The Company manages and reports its businesses in the following five segments:

•	News and Information Services—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, as well as the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones PEVC and DJX. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier-Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K. and Storyful, a social media news agency.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•	Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Books, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Patricia Cornwell, Veronica Roth, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and the Divergent series.

•	Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s interests in REA Group, Move and DIAKRIT. REA Group is a publicly traded company listed on the Australian Securities Exchange (ASX: REA) that advertises property and property-related services on websites and mobile applications across Australia and Asia, including iProperty.com. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au. The Company holds a 61.6% interest in REA Group.

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its Connection for Co-brokerageSM and Advantage products. Move also offers a number of professional software and services products, including Top Producer® and ListHubTM. The Company owns an 80% interest in Move, with the remaining 20% being held by REA Group.

•	Cable Network Programming—The Cable Network Programming segment primarily consists of FOX SPORTS Australia, the leading sports programming provider in Australia, with seven high definition television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, international cricket, Australian Rugby Union and various motorsports programming.

•	Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions, investments and dispositions.

Segment EBITDA is defined as revenues less operating expenses, and selling, general and administrative expenses. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity (losses) earnings of affiliates, interest, net, other, net, income tax benefit (expense) and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
	(in millions)
Revenues:
News and Information Services	$1,303	$1,400	$2,525	$2,690
Book Publishing	466	446	855	855
Digital Real Estate Services	242	208	468	399
Cable Network Programming	104	106	232	230
Other	1	1	1	1

Total Revenues	2,116	2,161	4,081	4,175

Segment EBITDA:
News and Information Services	$142	$158	$188	$241
Book Publishing	75	57	123	99
Digital Real Estate Services	95	73	162	130
Cable Network Programming	51	39	65	67
Other	(38)	(47)	(83)	(92)

Total Segment EBITDA	325	280	455	445

Depreciation and amortization	(120)	(123)	(240)	(244)
Impairment and restructuring charges	(356)	(22)	(376)	(39)
Equity (losses) earnings of affiliates	(238)	15	(253)	23
Interest, net	15	11	22	23
Other, net	123	(6)	140	(1)

(Loss) income from continuing operations before income tax benefit (expense)	(251)	155	(252)	207
Income tax benefit (expense)	32	(49)	33	42

(Loss) income from continuing operations	$(219)	$106	$(219)	$249

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Total assets:
News and Information Services	$6,527	$6,728
Book Publishing	1,870	1,855
Digital Real Estate Services	2,203	2,158
Cable Network Programming	1,093	1,101
Other(a)	902	1,371
Investments	1,932	2,270

Total assets	$14,527	$15,483

(a)	The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,953	$2,651
Book Publishing	825	869
Digital Real Estate Services	1,443	1,499
Cable Network Programming	864	898
Other	4	4

Total goodwill and intangible assets, net	$6,089	$5,921

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

Receivables, net consist of:

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Receivables	$1,615	$1,442
Receivable associated with sale of REA Group’s European business(a)	140	—
Allowance for sales returns	(187)	(170)
Allowances for doubtful accounts	(40)	(43)

Receivables, net	$1,528	$1,229

(a)	See Note 2—Acquisitions, Disposals and Other Transactions.

The Company’s receivables did not contain significant concentrations of credit risk as of December 31, 2016 or June 30, 2016 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Current Assets

The following table sets forth the components of Other current assets:

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Inventory(a)	$226	$218
Amounts due from 21st Century Fox(b)	53	55
Prepayments and other current assets	220	240

Total Other current assets	$499	$513

(a)	Inventory at December 31, 2016 and June 30, 2016 was primarily comprised of books, newsprint and programming rights.
(b)	Relates to costs incurred in connection with the U.K. Newspaper Matters which will be indemnified by 21st Century Fox.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Royalty advances to authors	$300	$311
Other	85	85

Total Other non-current assets	$385	$396

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of December 31, 2016	As of June 30, 2016
	(in millions)
Current tax payable	$38	$33
Royalties and commissions payable	185	179
Current portion of long term debt	87	3
Other	250	251

Total Other current liabilities	$560	$466

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net:

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
	(in millions)
Gain on sale of REA Group’s European business(a)	$120	$—	$120	$—
Write-down of marketable securities	(21)	—	(21)	—
Gain on sale of other businesses	11	—	11	—
Gain on sale of equity method investments	11	—	17	—
Other, net	2	(6)	13	(1)

Total Other, net	$123	$(6)	$140	$(1)

(a)	The Company recorded a $120 million gain resulting from the sale of REA Group’s European business. See Note 2—Acquisitions, Disposals and Other Transactions.

NOTE 15. SUBSEQUENT EVENTS

In January 2017, REA Group acquired an approximately 15% interest in Elara Technologies Pte. Ltd., a leading online real estate services provider in India (“Elara”), for $50 million. Elara operates PropTiger.com, Makaan.com and the recently acquired Housing.com, and the investment further strengthens REA Group’s presence in Asia. Following the completion of the investment and certain related transactions, including Elara’s acquisition of Housing.com, News Corporation’s pre-existing interest in Elara decreased to approximately 23%.

In February 2017, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on April 19, 2017 to stockholders of record as of March 15, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A in News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2016 (the “2016 Form 10-K”), and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation and related notes set forth in the 2016 Form 10-K.

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

For the three and six months ended December 31, 2016, the Company reclassified its listing revenues generated primarily from agents, brokers and developers from advertising revenue to real estate revenue to better reflect the Company’s revenue mix and how management reviews the performance of the Digital Real Estate Services segment.

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2017 and in the six months ended December 31, 2015 that the Company believes are important in understanding its financial condition and results of operations or to disclose known trends.

•	Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2016 and 2015. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•	Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2016 and 2015 as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed during fiscal 2017.

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•	News and Information Services—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, as well as the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones PEVC and DJX. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier-Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K. and Storyful, a social media news agency.

•	Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Avon, Harper, HarperCollins Children’s Books, William Morrow, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Patricia Cornwell, Veronica Roth, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and the Divergent series.

•	Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s interests in REA Group Limited (“REA Group”), Move, Inc. (“Move”) and DIAKRIT International Limited (“DIAKRIT”). REA Group is a publicly traded company listed on the Australian Securities Exchange (ASX: REA) that advertises property and property-related services on websites and mobile applications across Australia and Asia, including iProperty.com. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au. The Company holds a 61.6% interest in REA Group.

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its Connection for Co-brokerageSM and

Advantage products. Move also offers a number of professional software and services products, including Top Producer® and ListHubTM. The Company owns an 80% interest in Move, with the remaining 20% being held by REA Group.

•	Cable Network Programming—The Cable Network Programming segment consists primarily of FOX SPORTS Australia, the leading sports programming provider in Australia, with seven high definition television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, international cricket, Australian Rugby Union and various motorsports programming.

•	Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters (as defined in Note 10 to the Consolidated Financial Statements). The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions, investments and dispositions.

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

Cable Network Programming

The Cable Network Programming segment consists primarily of FOX SPORTS Australia, which offers the following seven channels in high definition: FOX SPORTS 1, FOX SPORTS 2, FOX SPORTS 3, FOX SPORTS 4, FOX SPORTS 5, FOX FOOTY and FOX SPORTS NEWS. Revenue is primarily derived from monthly affiliate fees received from pay-tv providers (mainly Foxtel) based on the number of subscribers.

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

OTHER BUSINESS DEVELOPMENTS

In January 2017, REA Group acquired an approximately 15% interest in Elara Technologies Pte. Ltd., a leading online real estate services provider in India (“Elara”), for $50 million. Elara operates PropTiger.com, Makaan.com and the recently acquired Housing.com, and the investment further strengthens REA Group’s presence in Asia. Following the completion of the investment and certain related transactions, including Elara’s acquisition of Housing.com, News Corporation’s pre-existing interest in Elara decreased to approximately 23%.

In December 2016, REA Group sold its European business for approximately $140 million (approximately €133 million) in cash which resulted in a pre-tax gain of $120 million. The sale allows REA Group to focus on its core businesses in Australia and Asia. The cash from the sale was received in February 2017.

In December 2016, the Company acquired Australian Regional Media (“ARM”) from APN News and Media Limited (“APN”) for approximately $30 million. ARM operates a portfolio of regional print assets and websites and extends the reach of the Australian newspaper business to new customers in new geographic regions. ARM is a subsidiary of News Corp Australia, and its results are included within the News and Information Services segment.

In September 2016, the Company completed its acquisition of Wireless Group plc (“Wireless Group”) for a purchase price of 315 pence per share in cash, or approximately £220 million (approximately $285 million) in the aggregate, plus $23 million of assumed debt which was repaid subsequent to closing. Wireless Group operates talkSPORT, the leading sports radio network in the U.K., and a portfolio of radio stations in the U.K. and Ireland. The acquisition broadens the Company’s range of services in the U.K., Ireland and internationally and the Company expects to closely align Wireless Group’s operations with those of The Sun and The Times. Wireless Group’s results are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

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

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2016 versus the three and six months ended December 31, 2015

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2016 as compared to the three and six months ended December 31, 2015.

	For the three months ended December 31,				For the six months ended December 31,
	2016	2015	Change	% Change	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$748	$816	$(68)	(8)%	$1,418	$1,551	$(133)	(9)%
Circulation and subscription	595	621	(26)	(4)%	1,216	1,260	(44)	(3)%
Consumer	450	429	21	5%	824	821	3	—
Real estate	185	160	25	16%	357	305	52	17%
Other	138	135	3	2%	266	238	28	12%

Total Revenues	2,116	2,161	(45)	(2)%	4,081	4,175	(94)	(2)%
Operating expenses	(1,126)	(1,193)	67	6%	(2,283)	(2,392)	109	5%
Selling, general and administrative	(665)	(688)	23	3%	(1,343)	(1,338)	(5)	—
Depreciation and amortization	(120)	(123)	3	2%	(240)	(244)	4	2%
Impairment and restructuring charges	(356)	(22)	(334)	**	(376)	(39)	(337)	*	*
Equity (losses) earnings of affiliates	(238)	15	(253)	**	(253)	23	(276)	*	*
Interest, net	15	11	4	36%	22	23	(1)	(4)%
Other, net	123	(6)	129	**	140	(1)	141	*	*

(Loss) income from continuing operations before income tax benefit (expense)	(251)	155	(406)	**	(252)	207	(459)	*	*
Income tax benefit (expense)	32	(49)	81	**	33	42	(9)	(21)%

(Loss) income from continuing operations	(219)	106	(325)	**	(219)	249	(468)	*	*
(Loss) income from discontinued operations, net of tax	—	(24)	24	**	—	22	(22)	*	*

Net (loss) income	(219)	82	(301)	**	(219)	271	(490)	*	*
Less: Net income attributable to noncontrolling interests	(70)	(19)	(51)	**	(85)	(33)	(52)	*	*

Net (loss) income attributable to News Corporation	$(289)	$63	$(352)	**	$(304)	$238	$(542)	*	*

**	not meaningful

Revenues—Revenues decreased $45 million, or 2%, and $94 million, or 2%, for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016.

The revenue decrease for the three months ended December 31, 2016 was mainly due to a decrease in revenues at the News and Information Services segment of $97 million, primarily resulting from weakness in the print advertising market and the negative impact of foreign currency fluctuations. This decrease was partially offset by increased revenues at the Digital Real Estate Services segment of $34 million due to higher Real estate revenues at both REA Group and Move and at the Book Publishing segment of $20 million due to strong frontlist and backlist sales. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $53 million for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying the results for each quarter in the current period by the difference between the average exchange rate for that quarter and the average exchange rate in effect during the corresponding quarter of the prior year and totaling the impact for all quarters in the current period.

The revenue decrease for the six months ended December 31, 2016 was primarily due to a decrease in revenues at the News and Information Services segment of $165 million, primarily resulting from weakness in the print advertising market and the negative impact of foreign currency fluctuations. The revenue decrease was partially offset by an increase in revenues at the Digital Real Estate Services segment of $69 million, primarily as a result of higher Real estate revenues at both REA Group and Move. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $89 million for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

Operating Expenses—Operating expenses decreased $67 million, or 6%, and $109 million, or 5%, for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016.

The decrease in Operating expenses for the three months ended December 31, 2016 was mainly due to a decrease in operating expenses at the News and Information Services segment of $60 million, primarily as a result of the positive impact of foreign currency fluctuations, lower newsprint, production and distribution costs and the impact of cost savings initiatives, and at the Cable Network Programming segment resulting from lower sports programming rights costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $25 million for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

The decrease in Operating expenses for the six months ended December 31, 2016 was mainly due to a decrease in operating expenses at the News and Information Services segment of $101 million, primarily as a result of the positive impact of foreign currency fluctuations, lower newsprint, production and distribution costs and the impact of cost savings initiatives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $36 million for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

Selling, general and administrative expenses—Selling, general and administrative expenses decreased $23 million, or 3%, for the three months ended December 31, 2016 and increased $5 million for the six months ended December 31, 2016 as compared to the corresponding periods of fiscal 2016.

The decrease in Selling, general and administrative expenses for the three months ended December 31, 2016 was primarily due to a decrease at the News and Information Services segment resulting from lower marketing costs, the impact of cost savings initiatives and the positive impact of foreign currency fluctuations. The decrease was partially offset by higher costs associated with the acquisition of Wireless Group in September 2016 of $9 million and higher selling, general and administrative costs at the Digital Real Estate Services segment, mainly due to higher costs at REA Group associated with increased revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $31 million for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

The increase in Selling, general and administrative expenses for the six months ended December 31, 2016 was primarily due to an increase at the Digital Real Estate Services segment, primarily related to higher costs at REA Group associated with revenue growth and higher marketing costs at both REA Group and Move, and the acquisition of iProperty. This increase was partially offset by lower selling, general and administrative costs at the News and Information Services segment, mainly related to lower marketing costs, the impact of cost savings initiatives and the positive impact of foreign currency fluctuations. The decreases in the News and Information Services segment were partially offset by higher costs related to the acquisition of Unruly and Wireless Group in September 2015 and 2016, respectively. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $51 million for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

Depreciation and amortization—Depreciation and amortization expense decreased 2% for the three and six months ended December 31, 2016 as compared to the corresponding periods of fiscal 2016 due to the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Depreciation and amortization expense decrease of $3 million and $5 million for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016.

Impairment and restructuring charges—During the three and six months ended December 31, 2016, the Company recorded restructuring charges of $47 million and $67 million, respectively, of which $47 million and $66 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in the three and six months ended December 31, 2016 were for employee termination benefits.

Additionally, in connection with a reorganization at Dow Jones, the Company expects to incur approximately $30 to $40 million in restructuring charges during the remainder of fiscal 2017. The reorganization is expected to reduce the Company’s costs by approximately $100 million on an annualized basis by the end of fiscal 2018.

During the three months ended December 31, 2016, the Company recognized a non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers. The write-down was a result of the impact of adverse trends on the future expected performance of the Australian newspapers, where revenue declines from continued weakness in the print advertising market accelerated during the quarter. The write-down is comprised of approximately $149 million related to printing presses and print related equipment, $77 million related to facilities, $66 million related to capitalized software and $18 million related to tradenames. The remaining carrying value of the News Corp Australia long-lived assets is approximately $420 million, which consists primarily of approximately $375 million of fixed assets and $30 million of intangible assets. Significant unobservable inputs utilized in the income approach valuation method were a discount rate of 11.5% and assumed no long-term growth rate.

The Company continually evaluates whether current factors or indicators require the performance of an interim impairment assessment of goodwill, long-lived assets and investments. The valuation of goodwill and long-lived assets requires assumptions and estimates of many factors, including revenue and market growth, operating cash flows, market multiples and discount rates. In the quarter ended December 31, 2016, the Company revised its future outlook for a reporting unit within the News and Information Services segment due to the acceleration of declines in the global print advertising markets during the first half of fiscal 2017. As a result, the Company determined that this reporting unit has goodwill and indefinite-lived intangible assets that are considered to be at risk for future impairment because the fair value of the reporting unit exceeded its carrying value by less than 5% as of December 31, 2016. Significant unobservable inputs utilized in the income approach valuation method for this reporting unit were discount rates (ranging from 9.0%-10.0%), long-term growth rates (ranging from 1.6%-3.0%) and royalty rates (ranging from 1.5%-2.5%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%. Any decrease in the discount rate or projected cash flows terminal growth rate would have resulted in this reporting unit failing step one of the goodwill impairment analysis, and would have required the completion of step two of the goodwill impairment analysis. Including those reporting units disclosed in the 2016 Form 10-K, the News and Information Services and Cable Network Programming segments have reporting units with goodwill and indefinite-lived intangible assets of approximately $2.4 billion at December 31, 2016 that are at risk for future impairment, of which $1.9 billion related to the News and Information Services segment and $0.5 billion related to the Cable Network Programming segment.

During the three and six months ended December 31, 2015, the Company recorded restructuring charges of $22 million and $39 million, respectively, of which $20 million and $32 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in the three and six months ended December 31, 2015 were primarily for employee termination benefits.

Equity (losses) earnings of affiliates—Equity earnings of affiliates decreased $253 million and $276 million for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016. The decrease was primarily a result of the $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value, lower net income at Foxtel due to losses of $5 million and $26 million, respectively, primarily resulting from Foxtel management’s decision to cease Presto operations in January 2017 and losses of $17 million and $22 million, respectively, in the three and six months ended December 31, 2016 associated with the change in the fair value of Foxtel’s investment in Ten Network Holdings. See Note 5—Investments in the accompanying Consolidated Financial Statements.

During the first quarter of fiscal 2017, Foxtel was deemed to have significant influence over its investment in Ten Network Holdings. As a result, Foxtel is required to treat this as an equity method investment. Foxtel has elected the fair value option under ASC 825, Financial Instruments, and will adjust the carrying value of the Ten Network Holdings investment to fair value each reporting period. This adjustment will be recorded as a component of Foxtel’s net income.

	For the three months ended December 31,				For the six months ended December 31,
	2016	2015	Change	% Change	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Foxtel(a)	$(233)	$13	$(246)	**	$(244)	$22	$(266)	**
Other equity affiliates, net	(5)	2	(7)	**	(9)	1	(10)	**

Total Equity (losses) earnings of affiliates	$(238)	$15	$(253)	**	$(253)	$23	$(276)	**

**	not meaningful
(a)	During the three months ended December 31, 2016, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. The write-down is reflected in Equity (losses) earnings of affiliates in the Statements of Operations for the three and six months ended December 31, 2016. (See Note 5 – Investments in the accompanying Consolidated Financial Statements).

Additionally, in accordance with ASC 350, the Company amortized $18 million and $37 million, respectively, related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and six months ended December 31, 2016, respectively, as compared to $13 million and $25 million in the three and six months ended December 31, 2015, respectively. Such amortization is reflected in Equity (losses) earnings of affiliates in the Statements of Operations. The increase in amortization expense recognized by the Company in the current year period was offset by a corresponding decrease in amortization expense recognized by Foxtel as certain intangible assets were fully amortized in fiscal 2016.

Interest, net—Interest, net increased $4 million and decreased $1 million for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to an adjustment of the deferred consideration related to REA Group’s acquisition of iProperty, offset by the interest expense associated with the REA Facility.

Other, net

The following table sets forth the components of Other, net:

	For the three months ended December 31,		For the six months ended December 31,
(in millions)	2016	2015	2016	2015
Gain on sale of REA Group’s European business(a)	$120	$—	$120	$—
Write-down of marketable securities	(21)	—	(21)	—
Gain on sale of other businesses	11	—	11	—
Gain on sale of equity method investments	11	—	17	—
Other, net	2	(6)	13	(1)

Total Other, net	$123	$(6)	$140	$(1)

(a)	During the three months ended December 31, 2016, REA Group sold its European business for approximately $140 million (approximately €133 million) in cash which resulted in a pre-tax gain of $120 million. The sale allows REA Group to focus on its core businesses in Australia and Asia. The cash from the sale was received in February 2017.

Income tax benefit (expense)—For the three months ended December 31, 2016, the Company recorded a tax benefit of $32 million on a pre-tax loss of $251 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a net tax benefit of $121 million on the non-cash write-down of assets and investments in Australia and a full valuation allowance recorded on losses incurred in Australia and other certain foreign jurisdictions, offset by lower taxes on the sale of REA Group’s European operations.

For the six months ended December 31, 2016, the Company recorded a tax benefit of $33 million on a pre-tax loss of $252 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a net tax benefit of $121 million on the non-cash write-down of assets and investments in Australia and a full valuation allowance recorded on losses incurred in Australia and other certain foreign jurisdictions, offset by lower taxes on the sale of REA Group’s European operations.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Due to adverse trends in future expected performance of the Australian newspapers and the downward revision of Foxtel’s future outlook, management determined it was more likely than not that certain deferred tax assets in Australia would not be realized.

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

(Loss) income from discontinued operations, net of tax—For the three and six months ended December 31, 2016, the Company did not recognize any income from discontinued operations as the operations of the digital education business were discontinued during fiscal 2016.

For the three months ended December 31, 2015, the Company recorded a loss from discontinued operations, net of tax, of $24 million, primarily related to severance and lease termination costs of $17 million which were incurred in conjunction with the sale of the Company’s Amplify Insight and Amplify Learning businesses. For the six months ended December 31, 2015, the Company recorded income from discontinued operations, net of tax, of $22 million, which included the impact of a $144 million tax benefit recognized upon reclassification of the Digital Education segment to discontinued operations, partially offset by the pre-tax non-cash impairment charge recognized in the first quarter of fiscal 2016 of $76 million and the severance and lease termination charges discussed above. (See Note 3—Discontinued Operations in the accompanying Consolidated Financial Statements).

Net (loss) income—Net (loss) income decreased $301 million for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016 due to the non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers and lower equity earnings primarily due to the $227 million non-cash write-down of the carrying value of the Company’s investment in Foxtel to fair value, partially offset by the tax benefit related to the write-downs discussed above, higher Total Segment EBITDA and higher Other, net.

Net (loss) income for the six months ended December 31, 2016 decreased $490 million as compared to the corresponding period of fiscal 2016 due to the non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers, lower equity earnings primarily due to the $227 million non-cash write-down of the carrying value of the Company’s investment in Foxtel to fair value and the tax benefit and income from discontinued operations recognized in fiscal 2016 which did not recur in fiscal 2017, partially offset by the tax benefit related to the write-downs discussed above and higher Other, net.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $51 million and $52 million for the three and six months ended December 31, 2016, respectively, as compared to the corresponding period of fiscal 2016 primarily due to the gain on the sale of REA Group’s European business.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity (losses) earnings of affiliates, interest, net, other, net, income tax benefit (expense) and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net (loss) income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that information about Total Segment EBITDA allows users of its Consolidated Financial Statements to evaluate changes in the operating results of the Company separate from non-operational factors that affect net (loss) income, thus providing insight into both operations and the other factors that affect reported results. The following table reconciles Total Segment EBITDA to (Loss) Income from continuing operations:

	For the three months ended December 31,				For the six months ended December 31,
	2016	2015	Change	% Change	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues	$2,116	$2,161	$(45)	(2)%	$4,081	$4,175	$(94)	(2)%
Operating expenses	(1,126)	(1,193)	67	6%	(2,283)	(2,392)	109	5%
Selling, general and administrative	(665)	(688)	23	3%	(1,343)	(1,338)	(5)	**

Total Segment EBITDA	325	280	45	16%	455	445	10	2%
Depreciation and amortization	(120)	(123)	3	2%	(240)	(244)	4	2%
Impairment and restructuring charges	(356)	(22)	(334)	**	(376)	(39)	(337)	**
Equity (losses) earnings of affiliates	(238)	15	(253)	**	(253)	23	(276)	**
Interest, net	15	11	4	36%	22	23	(1)	(4)%
Other, net	123	(6)	129	**	140	(1)	141	**

(Loss) income from continuing operations before income tax benefit (expense)	(251)	155	(406)	**	(252)	207	(459)	**
Income tax benefit (expense)	32	(49)	81	**	33	42	(9)	(21)%

(Loss) Income from continuing operations	$(219)	$106	$(325)	**	$(219)	$249	$(468)	**

**	not meaningful

	For the three months ended December 31,
	2016		2015
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$1,303	$142	$1,400	$158
Book Publishing	466	75	446	57
Digital Real Estate Services	242	95	208	73
Cable Network Programming	104	51	106	39
Other	1	(38)	1	(47)

Total	$2,116	$325	$2,161	$280

	For the six months ended December 31,
	2016		2015
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$2,525	$188	$2,690	$241
Book Publishing	855	123	855	99
Digital Real Estate Services	468	162	399	130
Cable Network Programming	232	65	230	67
Other	1	(83)	1	(92)

Total	$4,081	$455	$4,175	$445

News and Information Services (62% and 64% of the Company’s consolidated revenues in the six months ended December 31, 2016 and 2015, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2016	2015	Change	% Change	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$697	$769	$(72)	(9)%	$1,306	$1,450	$(144)	(10)%
Circulation and subscription	491	515	(24)	(5)%	996	1,039	(43)	(4)%
Other	115	116	(1)	(1)%	223	201	22	11%

Total Revenues	1,303	1,400	(97)	(7)%	2,525	2,690	(165)	(6)%
Operating expenses	(739)	(799)	60	8%	(1,493)	(1,594)	101	6%
Selling, general and administrative	(422)	(443)	21	5%	(844)	(855)	11	1%

Segment EBITDA	$142	$158	$(16)	(10)%	$188	$241	$(53)	(22)%

Revenues at the News and Information Services segment decreased $97 million, or 7%, for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. The revenue decrease was mainly due to lower advertising revenues of $72 million as compared to the corresponding period of fiscal 2016, primarily resulting from weakness in the print advertising market and a $12 million negative impact from foreign currency fluctuations, partially offset by the acquisition of Wireless Group which contributed $22 million of revenue in the quarter. Circulation and subscription revenues for the three months ended December 31, 2016 decreased $24 million as compared to the corresponding period of fiscal 2016 as a result of a $28 million negative impact from foreign currency fluctuations, which more than offset a modest increase in circulation revenues at Dow Jones.

Segment EBITDA at the News and Information Services segment decreased $16 million, or 10%, for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. The decrease was primarily due to the lower advertising revenues noted above, and increased investment spending at Checkout 51 of $8 million. The decrease was partially offset by lower newsprint, production and distribution costs and the impact of cost savings initiatives.

Revenues at the News and Information Services segment decreased $165 million, or 6%, for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. The revenue decrease was mainly due to lower advertising revenues of $144 million as compared to the corresponding period of fiscal 2016, primarily resulting from weakness in the print advertising market and an $18 million negative impact from foreign currency fluctuations, partially offset by the acquisition of Wireless Group which contributed $22 million of revenue in the period. Circulation and subscription revenues for the six months ended December 31, 2016 decreased $43 million as compared to the corresponding period of fiscal 2016, primarily as a result of the $52 million negative impact of foreign currency fluctuations, which more than offset higher circulation and subscription revenues at Dow Jones. Other revenues for the six months ended December 31, 2016 increased $22 million, primarily due to the acquisition of Unruly and Wireless Group, which contributed $13 million and $5 million, respectively, to the increase.

Segment EBITDA at the News and Information Services segment decreased $53 million, or 22%, for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. The decrease was primarily due to the lower advertising revenues noted above, increased investment spending at Checkout 51 of $20 million and $5 million of transaction related costs associated with the acquisition of Wireless Group in September 2016. The decrease was partially offset by lower newsprint, production and distribution costs and the impact of cost savings initiatives.

News Corp Australia

Revenues at the Australian newspapers for the three months ended December 31, 2016 decreased 6% as compared to the corresponding period of fiscal 2016. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue increase of $12 million, or 4%. Advertising revenues decreased $25 million due to weakness in the print advertising market in Australia, partially offset by the positive impact of foreign currency fluctuations. Circulation and subscription revenues were flat primarily due to the positive impact of foreign currency fluctuations, as price increases and digital subscriber growth were more than offset by print volume declines.

Revenues at the Australian newspapers for the six months ended December 31, 2016 decreased 3% as compared to the corresponding period of fiscal 2016, with the impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulting in a revenue increase of $25 million, or 4%. Advertising revenues declined $38 million, primarily as a result of weakness in the print advertising market in Australia, partially offset by the positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $6 million due to the positive impact of foreign currency fluctuations, as price increases and digital subscriber growth were more than offset by print volume declines.

News UK

For the three months ended December 31, 2016, revenues at the U.K. newspapers decreased 22% as compared to the corresponding period of fiscal 2016. Advertising revenues decreased $35 million, primarily due to the negative impact of foreign currency fluctuations and weakness in the print advertising market, partially offset by digital advertising growth. Circulation and subscription revenues decreased $31 million due to the negative impact of foreign currency fluctuations, as single-copy volume declines, primarily at The Sun, were offset by the impact of cover price increases. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $58 million, or 17%, for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

For the six months ended December 31, 2016, revenues at the U.K. newspapers decreased 20% as compared to the corresponding period of fiscal 2016. Advertising revenues decreased $65 million, primarily due to the negative impact of foreign currency fluctuations and weakness in the print advertising market, partially offset by digital advertising growth. Circulation and subscription revenues decreased $59 million due to the negative impact of foreign currency fluctuations, as single-copy volume declines, primarily at The Sun, were offset by the impact of cover price increases. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $107 million, or 16%, for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

Dow Jones

Revenues at Dow Jones decreased 8% for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. Advertising revenues decreased $39 million due to weakness in the print advertising market. Circulation and subscription revenues increased $5 million as a result of growth in circulation revenues at The Wall Street Journal due to price increases and higher subscription volume. Professional information business revenues were relatively flat as compared to the corresponding period of fiscal 2016. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $2 million, or 1%, for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

Revenues at Dow Jones decreased 7% for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. Advertising revenues decreased $64 million, primarily due to weakness in the print advertising market. Circulation and subscription revenues increased $9 million primarily due to price increases and volume growth at The Wall Street Journal, as professional information business revenues were relatively flat. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $3 million, or 1%, for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

News America Marketing

Revenues at News America Marketing increased 3% and 1% for the three and six months ended December 31, 2016, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to an increase in in-store and digital product revenues, largely offset by lower revenues for free-standing insert products.

Book Publishing (21% and 20% of the Company’s consolidated revenues in the six months ended December 31, 2016 and 2015, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2016	2015	Change	% Change	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$450	$429	$21	5%	$824	$821	$3	—
Other	16	17	(1)	(6)%	31	34	(3)	(9)%

Total Revenues	466	446	20	4%	855	855	—	—
Operating expenses	(311)	(307)	(4)	(1)%	(578)	(597)	19	3%
Selling, general and administrative	(80)	(82)	2	2%	(154)	(159)	5	3%

Segment EBITDA	$75	$57	$18	32%	$123	$99	$24	24%

Revenues at the Book Publishing segment increased $20 million, or 4%, for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. The increase was mainly due to strong sales in the Christian publishing category, primarily The Magnolia Story by Chip and Joanna Gaines and the continued success of Jesus Calling and Jesus Always by Sarah Young, as well as sales of Hillbilly Elegy by J.D. Vance and Settle for More by Megyn Kelly in the general books category and foreign language publishing. These increases were partially offset by the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $13 million, or 3%, for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. Digital sales, which consist of revenues generated through the sale of e-books and digital audio books, represented 16% of Consumer revenues during the three months ended December 31, 2016. Digital sales increased 3% as compared to the corresponding period of fiscal 2016 due to the mix of titles as compared to the prior year quarter.

Segment EBITDA at the Book Publishing segment increased $18 million, or 32%, for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016, primarily due to the higher revenues noted above.

Revenues at the Book Publishing segment were flat for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016, as higher revenues from strong frontlist and backlist sales and foreign language publishing were offset by the absence of revenues associated with sales of Go Set a Watchman by Harper Lee in the prior year and the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $20 million, or 2%, for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. Digital sales represented 18% of Consumer revenues during the six months ended December 31, 2016. Digital sales decreased 2% as compared to the corresponding period of fiscal 2016 due to the mix of titles as compared to the prior year period.

Segment EBITDA at the Book Publishing segment increased $24 million, or 24%, for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. The increase was primarily due to the mix of titles as compared to the prior year quarter.

Digital Real Estate Services (11% and 10% of the Company’s consolidated revenues in the six months ended December 31, 2016 and 2015, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2016	2015	Change	% Change	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$37	$32	$5	16%	$71	$63	$8	13%
Circulation and subscription	15	16	(1)	(6)%	31	31	—	—
Real estate	185	160	25	16%	357	305	52	17%
Other	5	—	5	* *	9	—	9	* *

Total Revenues	242	208	34	16%	468	399	69	17%
Operating expenses	(28)	(24)	(4)	(17)%	(58)	(47)	(11)	(23)%
Selling, general and administrative	(119)	(111)	(8)	(7)%	(248)	(222)	(26)	(12)%

Segment EBITDA	$95	$73	$22	30%	$162	$130	$32	25%

**	not meaningful

Revenues at the Digital Real Estate Services segment increased $34 million, or 16%, for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. At REA Group, revenues increased 19%, primarily due to an increase in Australian residential depth revenue, as a favorable product mix and pricing increase offset lower listing volumes, the positive impact of foreign currency fluctuations and higher revenues due to the acquisition of iProperty. Revenues at Move increased 7%, primarily due to an increase in Connection for Co-brokerageSM product revenues and non-listing media revenues, partially offset by lower revenues from TigerLead, which was sold in November 2016. Revenues from DIAKRIT contributed $5 million to the increase in revenues for the three months ended December 31, 2016. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $6 million, or 3%, for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

Segment EBITDA at the Digital Real Estate Services segment increased $22 million, or 30%, for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. REA Group and Move contributed $12 million and $10 million to the increase in Segment EBITDA, respectively, primarily due to the higher revenues noted above, the positive impact of foreign currency fluctuations at REA Group and lower legal costs at Move, partially offset by increased costs at REA Group and Move associated with higher revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA increase of $4 million, or 5%, for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

Revenues at the Digital Real Estate Services segment increased $69 million, or 17%, for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. At REA Group, revenues increased 20% due to an increase in Australian residential depth revenue, the positive impact of foreign currency fluctuations and higher revenues due to the acquisition of iProperty. Revenues at Move increased 8%, primarily due to an increase in Connection for Co-brokerageSM product revenues and non-listing media revenues. Revenues from DIAKRIT contributed $9 million to the increase in revenues for the six months ended December 31, 2016. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $11 million, or 2%, for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

Segment EBITDA at the Digital Real Estate Services segment increased $32 million, or 25%, for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016. REA Group and Move contributed $19 million and $14 million to the increase in Segment EBITDA, respectively, primarily due to the higher revenues noted above, the positive impact of foreign currency fluctuations at REA Group and lower legal costs at Move, partially offset by increased costs at REA Group associated with higher revenues, increased marketing costs at both REA Group and Move to drive traffic growth and brand awareness and the acquisition of iProperty. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA increase of $7 million, or 6%, for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

Cable Network Programming (6% of the Company’s consolidated revenues in the six months ended December 31, 2016 and 2015)

	For the three months ended December 31,				For the six months ended December 31,
	2016	2015	Change	% Change	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$14	$15	$(1)	(7)%	$41	$38	$3	8%
Circulation and subscription	89	90	(1)	(1)%	189	190	(1)	(1)%
Other	1	1	—	—	2	2	—	—

Total Revenues	104	106	(2)	(2)%	232	230	2	1%
Operating expenses	(48)	(62)	14	23%	(154)	(152)	(2)	(1)%
Selling, general and administrative	(5)	(5)	—	—	(13)	(11)	(2)	(18)%

Segment EBITDA	$51	$39	$12	31%	$65	$67	$(2)	(3)%

**	not meaningful

For the three months ended December 31, 2016, revenues at the Cable Network Programming segment decreased $2 million, or 2%, and Segment EBITDA increased $12 million, or 31%, as compared to the corresponding period of fiscal 2016. The revenue decrease was due to lower affiliate and advertising revenues, partially offset by the positive impact of foreign currency fluctuations. The increase in Segment EBITDA was mainly due to the absence of sports programming rights costs associated with the Rugby World Cup and the English Premier League which did not recur in the current year quarter and the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue increase of $3 million, or 3%, and a Segment EBITDA increase of $3 million, or 8%, for the three months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

For the six months ended December 31, 2016, revenues at the Cable Network Programming segment increased $2 million, or 1%, and Segment EBITDA decreased $2 million, or 3%, as compared to the corresponding period of fiscal 2016. The revenue increase was primarily due to the positive impact of foreign currency fluctuations, which more than offset lower affiliate revenues. The decrease in Segment EBITDA was due to the negative impact of foreign currency fluctuations as sports programming rights costs primarily related to the NRL simulcast and certain one-time cricket rights costs were offset by the absence of costs associated with the Rugby World Cup and the English Premier League rights. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue increase of $6 million, or 3%, and a Segment EBITDA decrease of $3 million, or 4%, for the six months ended December 31, 2016 as compared to the corresponding period of fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of December 31, 2016, the Company’s cash and cash equivalents were $1,564 million. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. As described in greater detail below, in October 2013, the Company established a revolving credit facility of $650 million, which terminates on October 23, 2020. The Company may request that the commitments be extended under certain circumstances as set forth in the credit agreement and may also request increases in the amount of the facility up to a maximum amount of $900 million. In addition, the Company expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for further discussion.

As of December 31, 2016, the Company’s consolidated assets included $726 million in cash and cash equivalents that was held by its foreign subsidiaries. $120 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

Issuer Purchases of Equity Securities

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the six months ended December 31, 2016. Through February 3, 2017, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of February 3, 2017 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

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

Sources and Uses of Cash—For the six months ended December 31, 2016 versus the six months ended December 31, 2015

Net cash provided by operating activities for the six months ended December 31, 2016 and 2015 was as follows (in millions):

For the six months ended December 31,	2016	2015
Net cash provided by operating activities from continuing operations	$4	$346

Net cash provided by operating activities decreased by $342 million for the six months ended December 31, 2016 as compared to the six months ended December 31, 2015. The decrease was primarily due to the NAM Group’s settlement payments of $250 million during the six months ended December 31, 2016, lower dividends received of $30 million as well as higher working capital due to timing.

Net cash used in investing activities for the six months ended December 31, 2016 and 2015 was as follows (in millions):

For the six months ended December 31,	2016	2015
Net cash used in investing activities from continuing operations	$(118)	$(250)

The Company had net cash used in investing activities of $118 million for the six months ended December 31, 2016 as compared to net cash used in investing activities of $250 million for the corresponding period of fiscal 2016. During the six months ended December 31, 2016, the Company used $342 million of cash for acquisitions, primarily for the acquisitions of Wireless Group and ARM. The Company also had capital expenditures of $108 million. The net cash used in investing activities for the six months ended December 31, 2016 was partially offset by the utilization of restricted cash for the Wireless Group acquisition of $315 million.

During the six months ended December 31, 2015, the Company had capital expenditures of $120 million and used $101 million of cash for acquisitions, primarily for the acquisition of Unruly and Checkout 51.

Net cash used in financing activities for the six months ended December 31, 2016 and 2015 was as follows (in millions):

For the six months ended December 31,	2016	2015
Net cash used in financing activities from continuing operations	$(121)	$(99)

The Company had net cash used in financing activities of $121 million for the six months ended December 31, 2016 as compared to net cash used in financing activities of $99 million for the corresponding period of fiscal 2016. During the six months ended December 31, 2016, the Company paid dividends of $58 million to News Corporation stockholders and repaid the debt assumed in the acquisition of Wireless Group of $23 million.

During the six months ended December 31, 2015, the Company paid dividends of $58 million to News Corporation stockholders and repurchased News Corp shares for $18 million.

Reconciliation of Free Cash Flow Available to News Corporation

Free cash flow available to News Corporation is a non-GAAP financial measure defined as net cash provided by operating activities from continuing operations, less capital expenditures (“free cash flow”), less REA Group free cash flow, plus cash dividends received from REA Group. Free cash flow available to News Corporation excludes cash flows from discontinued operations. Free cash flow available to News Corporation should be considered in addition to, not as a substitute for, cash flows from continuing operations and other measures of financial performance reported in accordance with GAAP. Free cash flow available to News Corporation may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of free cash flow.

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

The following table presents a reconciliation of net cash provided by continuing operating activities to free cash flow available to News Corporation:

	For the six months ended December 31,
	2016	2015
	(in millions)
Net cash provided by continuing operating activities	$4	$346
Less: Capital expenditures	(108)	(120)

	(104)	226
Less: REA Group free cash flow	(84)	(72)
Plus: Cash dividends received from REA Group	28	24

Free cash flow available to News Corporation	$(160)	$178

Free cash flow available to News Corporation decreased $338 million in the six months ended December 31, 2016 to ($160) million from $178 million in the corresponding period of fiscal 2016, primarily due to lower cash provided by operating activities as discussed above, partially offset by lower capital expenditures.

The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an increase of free cash flow available to News Corporation of approximately $6 million, or 3%, for the six months ended December 31, 2016.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of December 31, 2016, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of December 31, 2016, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

REA Group Unsecured Revolving Loan Facility

REA Group entered into a A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty (the “REA Facility”). The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which become due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of December 31, 2016, REA Group was paying a margin of between 0.90% and 1.10%. REA Group paid approximately $2 million and $5 million in interest for the three and six months ended December 31, 2016, respectively, at a weighted average interest rate of 2.7% and 2.8%, respectively. The REA Facility requires REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of December 31, 2016, REA Group was in compliance with all of the applicable debt covenants.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of December 31, 2016 have not changed significantly from the disclosures included in the 2016 Form 10-K.

Contingencies

The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed in Note 10 to the Consolidated Financial Statements. The outcome of these matters and claims is subject to significant uncertainty, and the Company often cannot predict what the eventual outcome of pending matters will be or the timing of the ultimate resolution of these matters. Fees, expenses, fines, penalties, judgments or settlement costs which might be incurred by the Company in connection with the various proceedings could adversely affect its results of operations and financial condition.

The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. (For additional details see Note 10 to the Consolidated Financial Statements).

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid, however, these liabilities may need to be adjusted as new information becomes known and as tax examinations continue to progress. As subsidiaries of 21st Century Fox prior to the Separation, the Company and each of its domestic subsidiaries have joint and several liability with 21st Century Fox for the consolidated U.S. federal income taxes of the 21st Century Fox consolidated group relating to any taxable periods during which the Company or any of the Company’s domestic subsidiaries were a member of the 21st Century Fox consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21st Century Fox consolidated group. In conjunction with the Separation, the Company entered into the Tax Sharing and Indemnification Agreement with 21st Century Fox, which requires 21st Century Fox to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the Internal Revenue Service or other taxing authorities in amounts that the Company cannot quantify.

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

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $126 million as of December 31, 2016. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive (loss) income of approximately $13 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2016 or June 30, 2016 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2016 and June 30, 2016, the Company did not anticipate nonperformance by any of the counterparties.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion set forth under “Legal Proceedings” in the Company’s 2016 Form 10-K.

Valassis Communications, Inc.

As reported in the 2016 Form 10-K, Valassis Communications, Inc. (“Valassis”) initiated two separate legal proceedings against certain of the Company’s subsidiaries on November 8, 2013. In the first proceeding (“Valassis I”), Valassis filed a motion for expedited discovery in a previously settled case involving NAI, NAM FSI and NAM In-Store Services based on its belief that defendants had engaged in activities prohibited under an order issued by the U.S. District Court for the Eastern District of Michigan (the “Order”) in connection with the parties’ settlement. Valassis subsequently filed a Notice of Violation of the Order (the “Notice”) in Valassis I alleging violations of federal and state antitrust laws and common law business torts and seeking treble damages, injunctive relief and attorneys’ fees. In the second proceeding (“Valassis II”), Valassis filed a new complaint against the NAM Group in the same District Court, which also alleged violations of federal and state antitrust laws and common law business torts and sought treble damages, injunctive relief and attorneys’ fees and costs. On March 30, 2016, the District Court ordered that the Notice in Valassis I and the remaining claims in the NAM Group’s motion to dismiss in Valassis II (the bundling and tying claims in Valassis II were dismissed without prejudice to Valassis’s rights to pursue relief for the claims in Valassis I) be referred to a panel of antitrust experts previously appointed in Valassis I (the “Antitrust Expert Panel”). The Antitrust Expert Panel was convened and, on September 24, 2016, issued a Report and Recommendation recommending that the NAM Group’s motion to dismiss the Valassis II complaint be denied. In November 2016, the NAM Group filed its answer and counterclaims in Valassis II, which Valassis moved to dismiss. The Antitrust Expert Panel also held a preliminary hearing in Valassis I on December 19, 2016 as to whether Valassis’s case should be allowed to proceed further. On February 8, 2017, the Antitrust Expert Panel issued a Report and Recommendation that the Notice in Valassis I be dismissed and a Report and Recommendation that the NAM Group’s counterclaims in Valassis II be dismissed with leave to replead three of the four counterclaims. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously in both actions.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the six months ended December 31, 2016. Through February 3, 2017, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of February 3, 2017 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three and six months ended December 31, 2016 and 2015 (unaudited); (ii) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended December 31, 2016 and 2015 (unaudited); (iii) Consolidated Balance Sheets at December 31, 2016 (unaudited) and June 30, 2016 (audited); (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Bedi Ajay Singh
Bedi Ajay Singh
Chief Financial Officer

Date: February 10, 2017