Form 10-Q
period 2017-03-31
NEWS CORP
filed 2017-05-10
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

(212) 416-3400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, 382,181,338 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended March 31,		For the nine months ended March 31,
	Notes	2017	2016	2017	2016
Revenues:
Advertising		$705	$671	$2,123	$2,222
Circulation and subscription		618	615	1,834	1,875
Consumer		359	343	1,183	1,164
Real estate		168	145	525	450
Other		128	117	394	355

Total Revenues		1,978	1,891	6,059	6,066
Operating expenses		(1,101)	(1,084)	(3,384)	(3,476)
Selling, general and administrative		(662)	(649)	(2,005)	(1,987)
NAM Group settlement charge	10	—	(280)	—	(280)
Depreciation and amortization		(109)	(126)	(349)	(370)
Impairment and restructuring charges	4	(33)	(24)	(409)	(63)
Equity (losses) earnings of affiliates	5	(23)	2	(276)	25
Interest, net		8	11	30	34
Other, net	14	(13)	33	127	32

Income (loss) from continuing operations before income tax (expense) benefit		45	(226)	(207)	(19)
Income tax (expense) benefit	12	(45)	98	(12)	140

Income (loss) from continuing operations		—	(128)	(219)	121
(Loss) income from discontinued operations, net of tax	3	—	(2)	—	20

Net income (loss)		—	(130)	(219)	141
Less: Net income attributable to noncontrolling interests		(5)	(19)	(90)	(52)

Net (loss) income attributable to News Corporation stockholders		$(5)	$(149)	$(309)	$89

Basic and diluted (loss) earnings per share:
(Loss) income from continuing operations available to News Corporation stockholders per share		$(0.01)	$(0.26)	$(0.53)	$0.12
(Loss) income from discontinued operations available to News Corporation stockholders per share		—	—	—	0.03

Net (loss) income available to News Corporation stockholders per share		$(0.01)	$(0.26)	$(0.53)	$0.15

Cash dividends declared per share of common stock		$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; millions)

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
Net income (loss)	$—	$(130)	$(219)	$141
Other comprehensive income (loss):
Foreign currency translation adjustments	269	66	(22)	(290)
Unrealized holding (losses) gains on securities, net(a)	(3)	14	(22)	(2)
Benefit plan adjustments, net(b)	(2)	16	29	41
Share of other comprehensive (loss) income from equity affiliates, net(c)	(7)	(15)	4	(13)

Other comprehensive income (loss)	257	81	(11)	(264)

Comprehensive income (loss)	257	(49)	(230)	(123)
Less: Net income attributable to noncontrolling interests	(5)	(19)	(90)	(52)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	(14)	(3)	(7)	1

Comprehensive income (loss) attributable to News Corporation stockholders	$238	$(71)	$(327)	$(174)

(a)

Net of income tax expense of nil and $7 million for the three months ended March 31, 2017 and 2016, respectively, and income tax benefit of $8 million and nil for the nine months ended March 31, 2017 and 2016, respectively.

(b)

Net of income tax benefit (expense) of $1 million and ($4 million) for the three months ended March 31, 2017 and 2016, respectively, and income tax expense of $7 million and $10 million for the nine months ended March 31, 2017 and 2016, respectively.

(c)

Net of income tax benefit of $3 million and $7 million for the three months ended March 31, 2017 and 2016, respectively, and income tax (expense) benefit of ($2 million) and $6 million for the nine months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

	Notes	As of March 31, 2017	As of June 30, 2016
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,850	$1,832
Restricted cash		—	315
Receivables, net	14	1,326	1,229
Other current assets	14	586	513

Total current assets		3,762	3,889

Non-current assets:
Investments	5	2,010	2,270
Property, plant and equipment, net		1,961	2,405
Intangible assets, net		2,316	2,207
Goodwill		3,859	3,714
Deferred income tax assets		536	602
Other non-current assets	14	442	396

Total assets		$14,886	$15,483

Liabilities and Equity:
Current liabilities:
Accounts payable		$229	$217
Accrued expenses		1,214	1,371
Deferred revenue		435	388
Other current liabilities	14	583	466

Total current liabilities		2,461	2,442

Non-current liabilities:
Borrowings	6	273	369
Retirement benefit obligations	11	305	350
Deferred income tax liabilities		82	171
Other non-current liabilities		328	349

Commitments and contingencies	10

Redeemable preferred stock		20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,397	12,434
Retained earnings		(219)	150
Accumulated other comprehensive loss		(1,045)	(1,026)

Total News Corporation stockholders’ equity		11,139	11,564
Noncontrolling interests		278	218

Total equity	7	11,417	11,782

Total liabilities and equity		$14,886	$15,483

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 382,092,060 and 380,490,770 shares issued and outstanding, net of 27,368,413 treasury shares at par, at March 31, 2017 and June 30, 2016, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par, at March 31, 2017 and June 30, 2016, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the nine months ended March 31,
	Notes	2017	2016
Operating activities:
Net (loss) income		$(219)	$141
Less: Income from discontinued operations, net of tax		—	20

(Loss) income from continuing operations		(219)	121
Adjustments to reconcile (loss) income from continuing operations to cash provided by operating activities:
Depreciation and amortization		349	370
Equity losses (earnings) of affiliates	5	276	(25)
Cash distributions received from affiliates		1	31
Impairment charges	4	321	—
Other, net	14	(127)	(32)
Deferred income taxes and taxes payable	12	(76)	(217)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(126)	(12)
Inventories, net		(8)	(37)
Accounts payable and other liabilities		89	132
NAM Group settlement		(256)	258

Net cash provided by operating activities from continuing operations		224	589
Net cash used in operating activities from discontinued operations		(5)	(66)

Net cash provided by operating activities		219	523

Investing activities:
Capital expenditures		(168)	(180)
Changes in restricted cash for Wireless Group acquisition		315	—
Acquisitions, net of cash acquired		(345)	(486)
Investments in equity affiliates and other		(93)	(62)
Proceeds from dispositions		232	4
Other, net		10	21

Net cash used in investing activities from continuing operations		(49)	(703)
Net cash provided by investing activities from discontinued operations		—	15

Net cash used in investing activities		(49)	(688)

Financing activities:
Borrowings		—	342
Repayment of borrowings acquired in Wireless Group acquisition		(23)	—
Repurchase of shares		—	(41)
Dividends paid		(93)	(88)
Other, net		(36)	(9)

Net cash (used in) provided by financing activities from continuing operations		(152)	204
Net cash used in financing activities from discontinued operations		—	—

Net cash (used in) provided by financing activities		(152)	204

Net increase in cash and cash equivalents		18	39
Cash and cash equivalents, beginning of period		1,832	1,951
Exchange movement on opening cash balance		—	(18)

Cash and cash equivalents, end of period		$1,850	$1,972

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, the Company reclassified its listing revenues generated primarily from agents, brokers and developers from advertising revenue to real estate revenue for all periods presented to better reflect the Company’s revenue mix and how management reviews the performance of the Digital Real Estate Services segment. In the third quarter of fiscal 2017, the Company also revised the Statements of Cash Flows to present cash flow activities from discontinued operations within each of the operating, investing and financing activities categories.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2017 and fiscal 2016 include 52 and 53 weeks, respectively. All references to the three months ended March 31, 2017 and 2016 relate to the three months ended April 2, 2017 and March 27, 2016, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of March 31.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. As of March 31, 2017, the Company has $100 million in available-for-sale securities with net unrealized gains of $2 million. The cumulative net unrealized gains (losses) contained within Accumulated other comprehensive loss will be reclassified through Retained earnings as of July 1, 2018. Changes in the fair value of available-for-sale securities will be recorded in the Company’s Statement of Operations beginning July 1, 2018.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2016-09 address several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for annual and interim reporting periods beginning July 1, 2017. The Company does not expect the adoption of ASU 2016-09 to have a significant impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company does not expect the adoption of ASU 2016-15 to have a significant impact on its consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”). The amendments in ASU 2016-17 require that if a reporting entity satisfies the first condition of a primary beneficiary in a variable interest entity (“VIE”), a reporting entity should include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity, when assessing whether it satisfies the second characteristic of a primary beneficiary If, after performing that assessment, a reporting entity that is the single decision maker of a VIE concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that reporting entity to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary. If the single decision maker and its related parties that are under common control, as a group, have the characteristics of a primary beneficiary, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. ASU 2016-17 is effective for the Company for annual and interim reporting periods beginning July 1, 2017. The Company is currently evaluating the impact ASU 2016-17 will have on its consolidated financial statements.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-18 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 provide a screen to determine when a set of assets and activities is not a business. Under the screen, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2017-01 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in ASU 2017-04 eliminate Step 2 from the goodwill impairment test and instead require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. As permitted by ASU 2017-04, the Company early-adopted this standard and applied it prospectively to reduce the complexity and costs of evaluating goodwill for impairment.

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. ASU 2017-07 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2017-07 will have on its consolidated financial statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2017

Wireless Group plc

In September 2016, the Company completed its acquisition of Wireless Group plc (“Wireless Group”) for a purchase price of 315 pence per share in cash, or approximately £220 million (approximately $285 million) in the aggregate, plus $23 million of assumed debt which was repaid subsequent to closing. Wireless Group operates talkSPORT, the leading sports radio network in the U.K., and a portfolio of radio stations in the U.K. and Ireland. The acquisition broadens the Company’s range of services in the U.K., Ireland and internationally, and the Company expects to closely align Wireless Group’s operations with those of The Sun and The Times. The Company utilized the restricted cash which was specifically set aside at June 30, 2016 for purposes of funding the acquisition and therefore the Company had no restricted cash as of March 31, 2017.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Under the acquisition method of accounting, the total consideration is allocated to net tangible and intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The allocation is as follows (in millions):

Assets acquired:
Intangible assets	$213
Goodwill	118
Net liabilities	(46)

Total net assets acquired	$285

The acquired intangible assets primarily relate to broadcast licenses, which have a fair value of approximately $178 million, tradenames, which have a fair value of approximately $27 million, and customer relationships with a fair value of approximately $8 million. The broadcast licenses and tradenames have indefinite lives and the customer relationships will be amortized over a weighted-average useful life of approximately 6 years. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this filing and may be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction. Wireless Group’s results are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

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

REA Group European Business

In December 2016, REA Group Limited (“REA Group”), in which the Company holds a 61.6% interest, sold its European business for approximately $140 million (approximately €133 million) in cash, which resulted in a pre-tax gain of $120 million in the second quarter of fiscal 2017. The gain was partially offset in the third quarter of fiscal 2017 by $13 million related to the impact of foreign currency fluctuations on the receipt of the sales proceeds, which were received in February 2017, and certain other currency translation impacts. The sale allows REA Group to focus on its core businesses in Australia and Asia.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

iProperty Group Limited

In February 2016, REA Group increased its investment in iProperty Group Limited (“iProperty”) from 22.7% to approximately 86.9% for A$482 million in cash (approximately $340 million). The remaining 13.1% not currently owned will become mandatorily redeemable during fiscal 2018. As a result, the Company recognized a liability of approximately $76 million, which reflected the present value of the amount expected to be paid for the remaining interest based on the formula specified in the acquisition agreement. The acquisition was funded primarily with the proceeds from borrowings under an unsecured syndicated revolving loan facility (the “REA Facility”). (See Note 6—Borrowings). The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. iProperty is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2015, the Company sold the Amplify Insight and Amplify Learning businesses. Included within Loss before income tax benefit for the nine months ended March 31, 2016 was approximately $17 million in severance and lease termination costs which were incurred in conjunction with the sale.

The following table summarizes the results of operations from the discontinued segment:

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
	(in millions)
Revenues	$—	$—	$—	$27

Loss before income tax benefit	—	(3)	—	(154)
Income tax benefit	—	1	—	174

(Loss) income from discontinued operations, net of tax	$—	$(2)	$—	$20

Liabilities held for sale related to discontinued operations as of March 31, 2017 and June 30, 2016 are included in Other current liabilities in the Balance Sheets as follows:

	As of March 31, 2017	As of June 30, 2016

	(in millions)
Current assets	$—	$1
Non-current assets	—	—

Total assets	$—	$1

Current liabilities	3	7
Non-current liabilities	—	—

Total liabilities	$3	$7

Net liabilities held for sale	$(3)	$(6)

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

Fiscal 2017

During the three and nine months ended March 31, 2017, the Company recorded restructuring charges of $21 million and $88 million, respectively, of which $19 million and $85 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2017 were for employee termination benefits.

In connection with a reorganization at Dow Jones, the Company has incurred $28 million of restructuring expense through the nine months ended March 31, 2017 which are included in the restructuring charges discussed above. The Company expects to incur approximately $5 million to $15 million in restructuring charges during the remainder of fiscal 2017. The reorganization is expected to reduce the Company’s costs by approximately $100 million on an annualized basis by the end of fiscal 2018.

During the second quarter of fiscal 2017, the Company recognized a non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers. The

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

write-down was a result of the impact of adverse trends on the future expected performance of the Australian newspapers, where revenue declines from continued weakness in the print advertising market accelerated during the second quarter. The write-down was comprised of approximately $149 million related to printing presses and print related equipment, $77 million related to facilities, $66 million related to capitalized software and $18 million related to tradenames. Significant unobservable inputs utilized in the income approach valuation method were a discount rate of 11.5% and no long-term growth.

The Company continually evaluates whether current factors or indicators require the performance of an interim impairment assessment of goodwill, long-lived assets and investments. The valuation of goodwill and long-lived assets requires assumptions and estimates of many factors, including revenue and market growth, operating cash flows, market multiples and discount rates. In the quarter ended December 31, 2016, the Company revised its future outlook for a reporting unit within the News and Information Services segment due to the acceleration of declines in the global print advertising markets during the first half of fiscal 2017. As a result, the Company determined that this reporting unit has goodwill and indefinite-lived intangible assets that are considered to be at risk for future impairment because the fair value of the reporting unit exceeded its carrying value by less than 5% as of December 31, 2016. Significant unobservable inputs utilized in the income approach valuation method for this reporting unit and the related indefinite-lived intangible assets were discount rates (ranging from 9.0%-10.0%), long-term growth rates (ranging from 1.6%-3.0%) and royalty rates (ranging from 1.5%-2.5%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%. Any increase in the discount rate or decrease in the projected cash flows terminal growth rate could have resulted in this reporting unit failing step one of the goodwill impairment analysis. Including those reporting units disclosed in the 2016 Form 10-K, the News and Information Services and Cable Network Programming segments have reporting units with goodwill and indefinite-lived intangible assets of approximately $2.4 billion at March 31, 2017 that are at risk for future impairment, of which $1.9 billion related to the News and Information Services segment and $0.5 billion related to the Cable Network Programming segment.

Fiscal 2016

During the three and nine months ended March 31, 2016, the Company recorded restructuring charges of $24 million and $63 million, respectively, of which $24 million and $56 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2016 were primarily for employee termination benefits.

Changes in restructuring program liabilities were as follows:

	For the three months ended March 31,
	2017				2016
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$41	$5	$6	$52	$27	$6	$6	$39
Additions	21	—	—	21	24	—	—	24
Payments	(33)	—	—	(33)	(17)	—	—	(17)

Balance, end of period	$29	$5	$6	$40	$34	$6	$6	$46

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31,
	2017				2016
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$33	$5	$6	$44	$47	$5	$6	$58
Additions	88	—	—	88	62	1	—	63
Payments	(91)	—	—	(91)	(71)	—	—	(71)
Other	(1)	—	—	(1)	(4)	—	—	(4)

Balance, end of period	$29	$5	$6	$40	$34	$6	$6	$46

As of March 31, 2017, restructuring liabilities of approximately $31 million were included in the Balance Sheet in Other current liabilities and $9 million were included in Other non-current liabilities.

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of March 31, 2017	As of March 31, 2017	As of June 30, 2016
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,205	$1,437
Other equity method investments(b)	various	146	101
Loan receivable from Foxtel(c)	N/A	344	338
Available-for-sale securities(d)	various	100	189
Cost method investments(e)	various	215	205

Total Investments		$2,010	$2,270

(a)

During the second quarter of fiscal 2017, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. As a result of Foxtel’s performance in the first half of fiscal 2017 and the competitive operating environment in the Australian pay-TV market, the Company revised its future outlook for the business, which resulted in a reduction in expected future cash flows. Based on the revised projections, the Company determined that the fair value of its investment in Foxtel declined below its $1.4 billion carrying value, which includes the gain recognized in connection with the acquisition of Consolidated Media Holdings Ltd. (“CMH”). Significant unobservable inputs utilized in the income approach valuation method were a discount rate of 9.0% and a long-term growth rate of 2.5%. Significant unobservable inputs utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%. Any significant shortfall of the expected future cash flows of Foxtel could result in additional write downs for which non-cash charges would be required.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(b)

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

(c)

In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and pro rata capital contributions made by Foxtel shareholders in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$451 million ($344 million and $338 million as of March 31, 2017 and June 30, 2016, respectively). The subordinated shareholder notes can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder notes have a maturity date of July 15, 2027, with interest payable on June 30 each year and at maturity. On June 22, 2016, Foxtel and Foxtel’s shareholders agreed to modify the terms of the loan receivable to reduce the interest rate from 12% to 10.5%, to more closely align with current market rates. Upon maturity, the principal advanced will be repayable.

(d)

Available-for-sale securities primarily include the Company’s investment in APN. During fiscal 2016, the Company participated in an entitlement offer to maintain its 14.99% interest in APN for $20 million. During the second quarter of fiscal 2017, the Company participated in an entitlement offer for $21 million and its interest was diluted from 14.99% to 13.23%. APN operates a portfolio of Australian radio and outdoor media assets.

(e)	Cost method investments primarily include the Company’s investment in SEEKAsia Limited and certain investments in China.

The Company measures the fair market values of available-for-sale investments as Level 1 financial instruments under ASC 820, “Fair Value Measurement,” as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Cost basis of available-for-sale investments	$98	$155
Accumulated gross unrealized gain	3	34
Accumulated gross unrealized loss	(1)	—

Fair value of available-for-sale investments	$100	$189

Net deferred tax (asset) liability	$—	$13

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Equity (Losses) Earnings of Affiliates

The Company’s (losses) earnings of its equity affiliates was as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
	(in millions)		(in millions)
Foxtel(a)	$(16)	$4	$(260)	$26
Other equity affiliates, net	(7)	(2)	(16)	(1)

Total Equity (losses) earnings of affiliates	$(23)	$2	$(276)	$25

(a)

During the second quarter of fiscal 2017, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. The write-down is reflected in Equity (losses) earnings of affiliates in the Statements of Operations for the nine months ended March 31, 2017. Refer to the discussion above for further details.

Additionally, in accordance with ASC 350, the Company amortized $16 million and $53 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and nine months ended March 31, 2017, respectively, and $12 million and $37 million in the corresponding periods of fiscal 2016. Such amortization is reflected in Equity (losses) earnings of affiliates in the Statements of Operations. The increase in amortization expense recognized by the Company in the current year period resulted from a corresponding decrease in amortization expense recognized by Foxtel as certain intangible assets were fully amortized in fiscal 2016. The higher amortization expense recognized by the Company was partially offset by the impact of the $227 million non-cash write-down of the carrying value of its investment in Foxtel in the second quarter of fiscal 2017.

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the nine months ended March 31,
	2017	2016
	(in millions)
Revenues	$1,811	$1,763
Operating income(a)	263	269
Net income	40	126

(a)

Includes Depreciation and amortization of $155 million and $170 million for the nine months ended March 31, 2017 and 2016, respectively. Operating income before depreciation and amortization was $418 million and $439 million for the nine months ended March 31, 2017 and 2016, respectively.

For the nine months ended March 31, 2017, Foxtel’s revenues increased $48 million, or 3%, as a result of the positive impact of foreign currency fluctuations as revenues decreased 2% in local currency. Operating income decreased primarily due to planned increases in programming spend and the lower revenues noted above, partially offset by lower depreciation costs and the positive impact of foreign currency fluctuations. Net income decreased mainly due to losses associated with Presto of $47 million, primarily resulting from Foxtel management’s decision to cease Presto operations in January 2017, and $36 million in losses associated with the change in the fair value of Foxtel’s investment in Ten Network Holdings (“Ten”).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of fiscal 2017, Foxtel was deemed to have significant influence over its investment in Ten. As a result, Foxtel was required to treat its investment in Ten as an equity method investment. Foxtel elected the fair value option under ASC 825, Financial Instruments, (“ASC 825”) and adjusts the carrying value of the Ten investment to fair value each reporting period. Although Foxtel ceased to have significant influence in Ten during the third quarter of fiscal 2017, it will continue to adjust the carrying value of the Ten investment to fair value each reporting period due to its election of the fair value option under ASC 825. This adjustment will be recorded as a component of Foxtel’s net income.

NOTE 6. BORROWINGS

The Company’s total borrowings consist of the following:

	As of March 31, 2017	As of June 30, 2016

	(in millions)
Facility due December 2017	$91	$90
Facility due December 2018	91	90
Facility due December 2019	183	179
Other obligations	11	13

Total debt	376	372
Less: Current portion of long-term debt(a)	(103)	(3)

Total long-term debt	$273	$369

(a)	The current portion of long-term debt is included in Other current liabilities. (See Note 14—Additional Financial Information).

REA Group Unsecured Revolving Loan Facility

REA Group entered into an A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty. The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which become due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of March 31, 2017, REA Group was paying a margin of between 0.85% and 1.05%. REA Group paid approximately $3 million and $8 million in interest for the three and nine months ended March 31, 2017, respectively, at a weighted average interest rate of 2.7% and 2.8%, respectively. The REA Facility requires REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of March 31, 2017, REA Group was in compliance with all of the applicable debt covenants.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of March 31, 2017, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of March 31, 2017, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

NOTE 7. EQUITY

The following table summarizes changes in equity:

	For the nine months ended March 31,
	2017			2016
	News Corporation stockholders	Noncontrolling Interests	Total Equity	News Corporation stockholders	Noncontrolling Interests	Total Equity

	(in millions)
Balance, beginning of period	$11,564	$218	$11,782	$11,945	$171	$12,116
Net (loss) income	(309)	90	(219)	89	52	141
Other comprehensive (loss) income	(18)	7	(11)	(263)	(1)	(264)
Dividends	(118)	(33)	(151)	(118)	(28)	(146)
Stock repurchases	—	—	—	(39)	—	(39)
Other	20	(4)	16	32	5	37

Balance, end of period	$11,139	$278	$11,417	$11,646	$199	$11,845

Stock Repurchases

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

stock repurchases were made during the nine months ended March 31, 2017. Through May 5, 2017, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of May 5, 2017 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2016, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 19, 2016 to stockholders of record at the close of business on September 14, 2016. In February 2017, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on April 19, 2017 to stockholders of record as of March 15, 2017.

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

The following table summarizes the dividends paid per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the nine months ended March 31,
	2017	2016
Cash dividend paid per share	$0.10	$0.10

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized $8 million and $39 million of equity-based compensation expense for the three and nine months ended March 31, 2017, respectively, and $12 million and $43 million for the corresponding periods of fiscal 2016, respectively.

Performance Stock Units

Fiscal 2017

During the nine months ended March 31, 2017, the Company granted approximately 5.3 million PSUs, including dividend equivalents, at target, of which approximately 3.9 million will be settled in Class A Common Stock, assuming performance conditions are met, with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked-to-market each reporting period.

During the nine months ended March 31, 2017, approximately 2.8 million PSUs vested, of which approximately 1.8 million were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 1.0 million PSUs that vested during the nine months ended March 31, 2017 were settled in cash for approximately $13.1 million before statutory tax withholdings.

Fiscal 2016

During the three and nine months ended March 31, 2016, the Company granted approximately 0.2 million and 4.2 million PSUs, respectively, at target, of which approximately 0.1 million and 3.0 million, respectively, will be settled in Class A Common Stock, assuming performance conditions are met, with the remaining, having been granted to executive directors and to employees in certain foreign locations, being settled in cash. Cash settled awards are marked-to-market each reporting period.

During the nine months ended March 31, 2016, approximately 1.2 million PSUs vested, of which approximately 1.0 million were settled in shares of Class A Common Stock before statutory tax withholdings. The remaining 0.2 million PSUs that vested during the nine months ended March 31, 2016 were settled in cash for approximately $3.3 million before statutory tax withholdings.

Restricted Stock Units

Fiscal 2017

During the three and nine months ended March 31, 2017, the Company granted approximately 0.2 million RSUs, all of which will be settled in Class A Common Stock.

During the three and nine months ended March 31, 2017, approximately 0.1 million and 0.2 million RSUs vested, respectively, all of which were settled in shares of Class A Common Stock.

Fiscal 2016

During the three and nine months ended March 31, 2016, the Company granted approximately 0.1 million and 0.3 million RSUs, respectively, all of which will be settled in Class A Common Stock.

During the three and nine months ended March 31, 2016, approximately 0.2 million and 0.3 million RSUs vested, respectively, all of which were settled in shares of Class A Common Stock.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings per share under ASC 260, “Earnings per Share”:

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Income (loss) from continuing operations	$—	$(128)	$(219)	$121
Less: Net income attributable to noncontrolling interests	(5)	(19)	(90)	(52)
Less: Redeemable preferred stock dividends(a)	—	—	(1)	(1)

(Loss) income from continuing operations available to News Corporation stockholders	(5)	(147)	(310)	68
(Loss) income from discontinued operations, net of tax, available to News Corporation stockholders	—	(2)	—	20

Net (loss) income available to News Corporation stockholders	$(5)	$(149)	$(310)	$88

Weighted-average number of shares of common stock outstanding—basic	581.6	580.2	581.2	580.8
Dilutive effect of equity awards(b)	—	—	—	1.7

Weighted-average number of shares of common stock outstanding—diluted	581.6	580.2	581.2	582.5

(Loss) income from continuing operations available to News Corporation stockholders per share—basic and diluted	$(0.01)	$(0.26)	$(0.53)	$0.12
(Loss) income from discontinued operations available to News Corporation stockholders per share—basic and diluted	$—	$—	$—	$0.03

Net (loss) income available to News Corporation stockholders per share—basic and diluted	$(0.01)	$(0.26)	$(0.53)	$0.15

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

(b)

The dilutive impact of the Company’s PSUs, RSUs and stock options has been excluded from the calculation of diluted (loss) earnings per share for the three and nine months ended March 31, 2017 because their inclusion would have an antidilutive effect on the net loss per share.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of March 31, 2017 have not changed significantly from the disclosures included in the 2016 Form 10-K.

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

News America Marketing

In-Store Marketing and FSI Purchasers

On February 29, 2016, the parties agreed to settle the litigation in the U.S. District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC and BEF Foods, Inc. alleged various claims under federal and state antitrust law against News Corporation, News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”) and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with News Corporation, NAI and NAM FSI, the “NAM Group”). Under the terms of the settlement, the NAM Group agreed, among other things, to pay the plaintiffs and their attorneys approximately $250 million, and the parties agreed to dismiss the litigation with prejudice. As required under the settlement agreement, the NAM Group delivered the proposed settlement amount into escrow during the three months ended September 30, 2016, to be held pending District Court approval. On October 31, 2016, the District Court approved the settlement, and the settlement payment was subsequently released to the plaintiffs and their attorneys. The NAM Group also settled related claims for approximately $30 million in February 2016.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Valassis subsequently filed a Notice of Violation of the order issued by the District Court in Valassis I. The Notice re-asserted claims of unlawful bundling and tying which the magistrate judge had previously recommended be dismissed from Valassis II on the grounds that such claims could only be brought before a panel of antitrust experts previously appointed in Valassis I (the “Antitrust Expert Panel”), and sought treble damages, injunctive relief and attorneys’ fees on those claims. On March 2, 2015, the NAM Parties filed a motion to refer the Notice to the Antitrust Expert Panel or, in the alternative, strike the Notice. The District Court granted the NAM Parties’ motion in part on March 30, 2016 and ordered that the Notice be referred to the Antitrust Expert Panel. The District Court further ordered that the case be administratively closed and that it may be re-opened following proceedings before the Antitrust Expert Panel.

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

The Antitrust Expert Panel was convened and, on February 8, 2017, it recommended that the Notice of Violation in Valassis I be dismissed and the NAM Group’s counterclaims in Valassis II be dismissed with leave to replead three of the four counterclaims. The NAM Group filed an amended counterclaim on February 27, 2017. Valassis did not object to the Antitrust Expert Panel’s recommendation to dismiss Valassis I, and the parties are awaiting the District Court’s order of dismissal. However, Valassis filed a motion with the District Court asserting that the referral of Valassis II to the Antitrust Expert Panel is no longer valid and seeking either to re-open Valassis II in the District Court or to transfer the case to the United States District Court for the Southern District of New York. The NAM Group opposed the motion, and the District Court heard arguments on April 13, 2017. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously in both actions.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The net expense related to the U.K. Newspaper Matters in Selling, general and administrative expenses was $2 million and $3 million for the three months ended March 31, 2017 and 2016, respectively, and $6 million and $15 million for the nine months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $105 million, of which approximately $60 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Other current assets on the Balance Sheet as of March 31, 2017. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

The Company is not able to predict the ultimate outcome or cost of the civil claims. It is possible that these proceedings and any adverse resolution thereof could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

Other

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid; however, these liabilities may need to be adjusted as new information becomes known and as tax examinations continue to progress. As subsidiaries of 21st Century Fox prior to the Separation, the Company and each of its domestic subsidiaries have joint and several liability with 21st Century Fox for the consolidated U.S. federal income taxes of the 21st Century Fox consolidated group relating to any taxable periods during which the Company or any of the Company’s domestic subsidiaries were a member of the 21st Century Fox consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21st Century Fox consolidated group. In conjunction with the Separation, the Company entered into the Tax Sharing and Indemnification Agreement with 21st Century Fox, which requires 21st Century Fox to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the IRS or other taxing authorities in amounts that the Company cannot quantify.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amortization of amounts related to unrecognized prior service (credits) and deferred losses were reclassified out of other comprehensive (loss) income as a component of net periodic benefit costs. The components of net periodic benefits costs were as follows:

	Pension benefits				Postretirement benefits
	Domestic		Foreign
	For the three months ended March 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost benefits earned during the period	$—	$—	$2	$2	$—	$—
Interest costs on projected benefit obligations	3	4	7	10	1	2
Expected return on plan assets	(5)	(4)	(14)	(15)	—	—
Amortization of deferred losses	2	1	4	4	—	—
Amortization of prior service (credits)	—	—	—	—	(1)	(2)

Net periodic benefit costs	$—	$1	$(1)	$1	$—	$—

	Pension benefits				Postretirement benefits
	Domestic		Foreign
	For the nine months ended March 31,
	2017	2016	2017	2016	2017	2016
	(in millions)
Service cost benefits earned during the period	$—	$—	$6	$7	$—	$—
Interest costs on projected benefit obligations	9	12	22	33	3	4
Expected return on plan assets	(14)	(14)	(42)	(47)	—	—
Amortization of deferred losses	4	3	12	11	—	—
Amortization of prior service (credits)	—	—	—	—	(3)	(5)
Settlements, curtailments and other	—	—	—	(1)	—	—

Net periodic benefits costs	$(1)	$1	$(2)	$3	$—	$(1)

During each of the nine months ended March 31, 2017 and 2016, the Company contributed approximately $27 million to its various pension and postretirement plans, of which $8 million and $9 million, respectively, was contributed in the three months ended March 31, 2017 and 2016.

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

For the three months ended March 31, 2017, the Company recorded a tax charge of $45 million on pre-tax income of $45 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended March 31, 2017, the Company recorded a tax charge of $12 million on a pre-tax loss of $207 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a lower net tax benefit of $121 million on the non-cash write-down of assets and investments in Australia and valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses, offset by lower taxes on the sale of REA Group’s European business.

Management assesses available evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Based on management’s assessment of available evidence, it has been determined that it is more likely than not that deferred tax assets in certain foreign jurisdictions may not be realized and therefore, a valuation allowance has been established against those tax assets.

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

In addition, the Company recognized a tax benefit of approximately $144 million upon reclassification of the Digital Education segment to discontinued operations in (Loss) income from discontinued operations, net of tax, in the Statement of Operations for the nine months ended March 31, 2016. In addition, a tax benefit of $30 million related to operations for the period of the Digital Education segment was reclassified to discontinued operations in (Loss) income from discontinued operations, net of tax, in the Statement of Operations for the nine months ended March 31, 2016.

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

The Company paid gross income taxes of $89 million and $78 million during the nine months ended March 31, 2017 and 2016, respectively, and received income tax refunds of $1 million and $1 million, respectively.

NOTE 13. SEGMENT INFORMATION

The Company manages and reports its businesses in the following five segments:

•	News and Information Services—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

print and digital versions of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, as well as the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones PEVC and DJX. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier-Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media news agency.

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

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM for Buyers and Advantage products. Move also offers a number of professional software and services products, including Top Producer® and ListHubTM. The Company owns an 80% interest in Move, with the remaining 20% being held by REA Group.

•

Cable Network Programming—The Cable Network Programming segment primarily consists of FOX SPORTS Australia and a number of news channels operated by Australian News Channel Pty Ltd (“SKY NEWS”). FOX SPORTS Australia is the leading sports programming provider in Australia, with seven high definition television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, international cricket, Australian Rugby Union and various motorsports programming.

Australian News Channel Pty Ltd, acquired in December 2016, operates the SKY NEWS network, Australia’s 24-hour multi-channel, multi-platform news service. SKY NEWS channels broadcast throughout Australia and New Zealand and are available on Foxtel and Sky Television. SKY NEWS owns and operates the international Australia Channel IPTV service and also offers content across a variety of digital media platforms, including mobile, podcasts and social media websites.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment EBITDA is defined as revenues less operating expenses, selling, general and administrative expenses and the NAM Group settlement charge. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity (losses) earnings of affiliates, interest, net, other, net, income tax (expense) benefit and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of Total Segment EBITDA provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as impairment and restructuring charges and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures and changes in tax positions or regimes, the Company provides users of its consolidated financial statements with insight into both its core operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its core business. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the core operating results of the Company across different periods. The following table reconciles Total Segment EBITDA to Income (loss) from continuing operations.

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
	(in millions)
Revenues:
News and Information Services	$1,263	$1,231	$3,788	$3,921
Book Publishing	374	358	1,229	1,213
Digital Real Estate Services	219	194	687	593
Cable Network Programming	122	107	354	337
Other	—	1	1	2

Total Revenues	1,978	1,891	6,059	6,066

Segment EBITDA:
News and Information Services	$123	$(187)	$311	$54
Book Publishing	37	36	160	135
Digital Real Estate Services	75	39	237	169
Cable Network Programming	34	34	99	101
Other	(54)	(44)	(137)	(136)

Total Segment EBITDA	215	(122)	670	323

Depreciation and amortization	(109)	(126)	(349)	(370)
Impairment and restructuring charges	(33)	(24)	(409)	(63)
Equity (losses) earnings of affiliates	(23)	2	(276)	25
Interest, net	8	11	30	34
Other, net	(13)	33	127	32

Income (loss) from continuing operations before income tax (expense) benefit	45	(226)	(207)	(19)
Income tax (expense) benefit	(45)	98	(12)	140

Income (loss) from continuing operations	$—	$(128)	$(219)	$121

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Total assets:
News and Information Services	$6,641	$6,728
Book Publishing	1,824	1,855
Digital Real Estate Services	2,271	2,158
Cable Network Programming	1,174	1,101
Other(a)	966	1,371
Investments	2,010	2,270

Total assets	$14,886	$15,483

(a)	The Other segment primarily includes Cash and cash equivalents.

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,955	$2,651
Book Publishing	825	869
Digital Real Estate Services	1,481	1,499
Cable Network Programming	910	898
Other	4	4

Total goodwill and intangible assets, net	$6,175	$5,921

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

Receivables, net consist of:

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Receivables	$1,540	$1,442
Allowance for sales returns	(173)	(170)
Allowances for doubtful accounts	(41)	(43)

Receivables, net	$1,326	$1,229

The Company’s receivables did not contain significant concentrations of credit risk as of March 31, 2017 or June 30, 2016 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Current Assets

The following table sets forth the components of Other current assets:

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Inventory(a)	$228	$218
Amounts due from 21st Century Fox(b)	60	55
Prepayments and other current assets	298	240

Total Other current assets	$586	$513

(a)	Inventory at March 31, 2017 and June 30, 2016 was primarily comprised of books, newsprint and programming rights.
(b)	Relates to costs incurred in connection with the U.K. Newspaper Matters which will be indemnified by 21st Century Fox.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Royalty advances to authors	$308	$311
Other	134	85

Total Other non-current assets	$442	$396

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of March 31, 2017	As of June 30, 2016
	(in millions)
Current tax payable	$41	$33
Royalties and commissions payable	180	179
Current portion of long-term debt	103	3
Other	259	251

Total Other current liabilities	$583	$466

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net:

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016
	(in millions)
Gain on sale of REA Group’s European business(a)	$(13)	$—	$107	$—
Gain on iProperty transaction(b)	—	29	—	29
Write-down of marketable securities	—	—	(21)	—
Gain on sale of other businesses	—	—	11	—
Gain on sale of equity method investments	—	1	17	1
Other, net	—	3	13	2

Total Other, net	$(13)	$33	$127	$32

(a)	In December 2016, REA Group sold its European business for approximately $140 million (approximately €133 million) in cash, which resulted in a pre-tax gain of $120 million in the second quarter of fiscal 2017. The gain was partially offset in the third quarter of fiscal 2017 by $13 million related to the impact of foreign currency fluctuations on the receipt of the sales proceeds, which were received in February 2017, and certain other currency translation impacts. The sale allows REA Group to focus on its core businesses in Australia and Asia.
(b)	The Company recorded a $29 million gain resulting from the revaluation of REA Group’s previously held equity interest in iProperty. (See Note 2—Acquisitions, Disposals and Other Transactions).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three and nine months ended March 31, 2017 and 2016, the Company reclassified its listing revenues generated primarily from agents, brokers and developers from advertising revenue to real estate revenue to better reflect the Company’s revenue mix and how management reviews the performance of the Digital Real Estate Services segment.

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2017 and in the nine months ended March 31, 2016 that the Company believes are important in understanding its financial condition and results of operations or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2017 and 2016. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2017 and 2016 as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed during fiscal 2017.

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, as well as the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones PEVC and DJX. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier-Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media news agency.

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

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM for Buyers and Advantage products. Move also offers a number of professional software and services products, including Top Producer® and ListHubTM. The Company owns an 80% interest in Move, with the remaining 20% being held by REA Group.

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia and a number of news channels operated by Australian News Channel Pty Ltd (“SKY NEWS”). FOX SPORTS Australia is the leading sports programming provider in Australia, with seven high definition television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, international cricket, Australian Rugby Union and various motorsports programming.

Australian News Channel Pty Ltd, acquired in December 2016, operates the SKY NEWS network, Australia’s 24-hour multi-channel, multi-platform news service. SKY NEWS channels broadcast throughout Australia and New Zealand and are available on Foxtel and Sky Television. SKY NEWS owns and operates the international Australia Channel IPTV service and also offers content across a variety of digital media platforms, including mobile, podcasts and social media websites.

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

Cable Network Programming

The Cable Network Programming segment primarily consists of FOX SPORTS Australia and SKY NEWS. FOX SPORTS Australia offers the following seven channels in high definition: FOX SPORTS 501, FOX SPORTS 503, FOX SPORTS 505, FOX SPORTS 506, FOX LEAGUE, FOX FOOTY and FOX SPORTS NEWS. Revenue is primarily derived from monthly affiliate fees received from pay-tv providers (mainly Foxtel) based on the number of subscribers.

FOX SPORTS Australia competes primarily with ESPN, beIN SPORTS, the Free-To-Air (“FTA”) channels and certain telecommunications companies in Australia.

SKY NEWS’ services include the following channels: SKY NEWS LIVE, SKY NEWS BUSINESS, SKY NEWS WEATHER, SKY NEWS Multiview, A-PAC Australia’s Public Affairs Channel, SKY NEWS New Zealand and Australia Channel for international markets. Revenue is primarily derived from monthly affiliate fees received from pay-tv providers based on the number of subscribers and advertising.

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

In December 2016, REA Group sold its European business for approximately $140 million (approximately €133 million) in cash, which resulted in a pre-tax gain of $120 million in the second quarter of fiscal 2017. The gain was partially offset in the third quarter of fiscal 2017 by $13 million related to the impact of foreign currency fluctuations on the receipt of the sales proceeds, which were received in February 2017, and certain other currency translation impacts. The sale allows REA Group to focus on its core businesses in Australia and Asia.

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

In February 2016, REA Group increased its investment in iProperty Group Limited (“iProperty”) from 22.7% to approximately 86.9% for A$482 million in cash (approximately $340 million). The remaining 13.1% not currently owned will become mandatorily redeemable during fiscal 2018, and as a result, the Company recognized a liability of approximately $76 million. The acquisition was funded primarily with the proceeds from borrowings under an unsecured syndicated revolving loan facility (the “REA Facility”). (See Note 6—Borrowings in the accompanying Consolidated Financial Statements). The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. iProperty is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment. During the fiscal year ended June 30, 2016, REA Group recognized a gain of $29 million related to the revaluation of its previously held equity interest in iProperty in Other, net in the Statements of Operations.

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

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2017 versus the three and nine months ended March 31, 2016

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2017 as compared to the three and nine months ended March 31, 2016.

	For the three months ended March 31,				For the nine months ended March 31,
	2017	2016	Change	% Change	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$705	$671	$34	5%	$2,123	$2,222	$(99)	(4)%
Circulation and subscription	618	615	3	— %	1,834	1,875	(41)	(2)%
Consumer	359	343	16	5%	1,183	1,164	19	2%
Real estate	168	145	23	16%	525	450	75	17%
Other	128	117	11	9%	394	355	39	11%

Total Revenues	1,978	1,891	87	5%	6,059	6,066	(7)	— %
Operating expenses	(1,101)	(1,084)	(17)	(2)%	(3,384)	(3,476)	92	3%
Selling, general and administrative	(662)	(649)	(13)	(2)%	(2,005)	(1,987)	(18)	(1)%
NAM Group settlement charge	—	(280)	280	**	—	(280)	280	**
Depreciation and amortization	(109)	(126)	17	13%	(349)	(370)	21	6%
Impairment and restructuring charges	(33)	(24)	(9)	(38)%	(409)	(63)	(346)	**
Equity (losses) earnings of affiliates	(23)	2	(25)	**	(276)	25	(301)	**
Interest, net	8	11	(3)	(27)%	30	34	(4)	(12)%
Other, net	(13)	33	(46)	**	127	32	95	**

Income (loss) from continuing operations before income tax (expense) benefit	45	(226)	271	**	(207)	(19)	(188)	**
Income tax (expense) benefit	(45)	98	(143)	**	(12)	140	(152)	**

Income (loss) from continuing operations	—	(128)	128	**	(219)	121	(340)	**
(Loss) income from discontinued operations, net of tax	—	(2)	2	**	—	20	(20)	**

Net income (loss)	—	(130)	130	**	(219)	141	(360)	**
Less: Net income attributable to noncontrolling interests	(5)	(19)	14	74%	(90)	(52)	(38)	(73)%

Net (loss) income attributable to News Corporation	$(5)	$(149)	$144	97%	$(309)	$89	$(398)	**

**	not meaningful

Revenues—Revenues increased $87 million, or 5%, and decreased $7 million for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016.

The revenue increase for the three months ended March 31, 2017 was in large part due to an increase in revenues at the News and Information Services segment of $32 million, primarily due to higher revenues at News America Marketing of $32 million and the acquisitions of ARM and Wireless Group which contributed $30 million and $24 million in revenues, respectively, partially offset by lower print advertising revenues and the negative impact of foreign currency fluctuations. The increase was also attributable to higher revenues of $25 million at the Digital Real Estate Services segment due to growth at both REA Group and Move and the positive impact of foreign currency fluctuations and $16 million at the Book Publishing segment due to strong frontlist and backlist sales. In addition, the Cable Network Programming segment contributed $15 million to the increase in revenues, primarily due to the acquisition of SKY NEWS and the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $21 million for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying the results for each quarter in the current period by the difference between the average exchange rate for that quarter and the average exchange rate in effect during the corresponding quarter of the prior year and totaling the impact for all quarters in the current period.

The revenue decrease for the nine months ended March 31, 2017 was primarily due to a decrease in revenues at the News and Information Services segment of $133 million, primarily resulting from weakness in the print advertising market across mastheads and the negative impact of foreign currency fluctuations, partially offset by higher revenues at News America Marketing of $38 million, the acquisitions of Wireless Group and ARM which contributed $51 million and $30 million in revenues, respectively, and higher Other revenues. The revenue decrease was also partially offset by revenue increases of $94 million at the Digital Real Estate Services segment, primarily as a result of growth at both REA Group and Move, $17 million at the Cable Network Programming segment, primarily due to the positive impact of foreign currency fluctuations and the acquisition of SKY NEWS, and $16 million at the Book Publishing segment, primarily due to strong sales across the business. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $110 million for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016.

Operating Expenses—Operating expenses increased $17 million, or 2%, and decreased $92 million, or 3%, for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016.

The increase in Operating expenses for the three months ended March 31, 2017 was mainly due to operating expense increases of $16 million at the Book Publishing segment, primarily related to higher sales in the period, and $12 million at the Cable Network Programming segment, primarily resulting from the acquisition of SKY NEWS and the negative impact of foreign currency fluctuations. These increases were partially offset by a decrease at the News and Information Services segment of $13 million, primarily as a result of lower newsprint, production, editorial and distribution costs, the impact of cost savings initiatives and the positive impact of foreign currency fluctuations, partially offset by higher costs of $30 million associated with the acquisitions of ARM and Wireless Group. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $8 million for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016.

The decrease in Operating expenses for the nine months ended March 31, 2017 was mainly due to a decrease in operating expenses at the News and Information Services segment of $114 million, primarily as a result of a $58 million positive impact from foreign currency fluctuations, lower newsprint, production, editorial and distribution costs and the impact of cost savings initiatives, partially offset by higher costs of $46 million associated with the acquisitions of ARM and Wireless Group. The decrease was also offset by higher operating expenses of $14 million at the Cable Network Programming segment, primarily due to the negative impact of foreign currency fluctuations and the acquisition of SKY NEWS, and $13 million at the Digital Real Estate Services segment. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $44 million for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $13 million, or 2%, and $18 million, or 1%, for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016.

The increase in Selling, general and administrative expenses for the three months ended March 31, 2017 was due primarily to an increase at the News and Information Services segment of $15 million, resulting in large part from higher costs of $21 million associated with the acquisitions of ARM and Wireless Group, partially offset by an adjustment to the deferred consideration accrual related to the acquisition of Unruly of $12 million and the positive impact of foreign currency fluctuations. The increase in Selling, general and administrative expenses was also attributable to a one-time corporate charge of $11 million associated with a change in the Company’s executive management in February 2017. These increases were partially offset by lower costs at the Digital Real Estate Services segment, mainly due to lower legal costs at Move of $13 million. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $13 million for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016.

The increase in Selling, general and administrative expenses for the nine months ended March 31, 2017 was mainly due to an increase at the Digital Real Estate Services segment of $13 million, primarily related to higher costs at REA Group and Move associated with revenue growth, higher marketing costs and the acquisition of iProperty, partially offset by lower legal costs at Move of $21 million. The increase was also attributable to a one-time corporate charge of $11 million associated with a change in the Company’s executive management in February 2017. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $64 million for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016.

NAM Group settlement charge—During the three and nine months ended March 31, 2016, the Company recognized one-time costs of approximately $280 million in connection with the settlement of certain litigation and related claims at News America Marketing (the “NAM Group settlement charge). (See Note 10—Commitments and Contingencies in the accompanying Consolidated Financial Statements).

Depreciation and amortization—Depreciation and amortization expense decreased $17 million, or 13% and $21 million, or 6% for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016 due primarily to the write down of fixed assets at the Australian newspapers in the second quarter of fiscal 2017 and the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Depreciation and amortization expense decrease of $2 million and $7 million for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016.

Impairment and restructuring charges—During the three and nine months ended March 31, 2017, the Company recorded restructuring charges of $21 million and $88 million, respectively, of which $19 million and $85 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in the three and nine months ended March 31, 2017 were for employee termination benefits.

In connection with a reorganization at Dow Jones, the Company has incurred $28 million of restructuring expense through the nine months ended March 31, 2017 which are included in the restructuring charges discussed above. The Company expects to incur approximately $5 million to $15 million in restructuring charges during the remainder of fiscal 2017. The reorganization is expected to reduce the Company’s costs by approximately $100 million on an annualized basis by the end of fiscal 2018.

During the three and nine months ended March 31, 2016, the Company recorded restructuring charges of $24 million and $63 million, respectively, of which $24 million and $56 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in the three and nine months ended March 31, 2016 were primarily for employee termination benefits.

During the second quarter of fiscal 2017, the Company recognized a non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers. The write-down was a result of the impact of adverse trends on the future expected performance of the Australian newspapers, where revenue declines from continued weakness in the print advertising market accelerated during the second quarter. The write-down was comprised of approximately $149 million related to printing presses and print related equipment, $77 million related to facilities, $66 million related to capitalized software and $18 million related to tradenames. Significant unobservable inputs utilized in the income approach valuation method were a discount rate of 11.5% and no long-term growth.

The Company continually evaluates whether current factors or indicators require the performance of an interim impairment assessment of goodwill, long-lived assets and investments. The valuation of goodwill and long-lived assets requires assumptions and estimates of many factors, including revenue and market growth, operating cash flows, market multiples and discount rates. In the quarter ended December 31, 2016, the Company revised its future outlook for a reporting unit within the News and Information Services segment due to the acceleration of declines in the global print advertising markets during the first half of fiscal 2017. As a result, the Company determined that this reporting unit has goodwill and indefinite-lived intangible assets that are considered to be at risk for future impairment because the fair value of the reporting unit exceeded its carrying value by less than 5% as of December 31, 2016. Significant unobservable inputs utilized in the income approach valuation method for this reporting unit and the related indefinite-lived intangible assets were discount rates (ranging from 9.0%-10.0%), long-term growth rates (ranging from 1.6%-3.0%) and royalty rates (ranging from 1.5%-2.5%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%. Any increase in the discount rate or decrease in the projected cash flows terminal growth rate could have resulted in this reporting unit failing step one of the goodwill impairment analysis. Including those reporting units disclosed in the 2016 Form 10-K, the News and Information Services and Cable Network Programming segments have reporting units with goodwill and indefinite-lived intangible assets of approximately $2.4 billion at March 31, 2017 that are at risk for future impairment, of which $1.9 billion related to the News and Information Services segment and $0.5 billion related to the Cable Network Programming segment.

Equity (losses) earnings of affiliates—Equity earnings of affiliates decreased $25 million and $301 million for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016.

The decrease for the three months ended March 31, 2017 was primarily a result of lower net income at Foxtel due to losses of $21 million, primarily resulting from Foxtel management’s decision to cease Presto operations in January 2017, and losses of $14 million associated with the change in the fair value of Foxtel’s investment in Ten Network Holdings (“Ten”). (See Note 5—Investments in the accompanying Consolidated Financial Statements).

The decrease for the nine months ended March 31, 2017 was primarily a result of the $227 million non-cash write-down of the carrying value of the Company’s investment in Foxtel to fair value and lower net income at Foxtel due to losses of $47 million, primarily resulting from Foxtel management’s decision to cease Presto operations in January 2017, and losses of $36 million associated with the change in the fair value of Foxtel’s investment in Ten. (See Note 5—Investments in the accompanying Consolidated Financial Statements).

During the first quarter of fiscal 2017, Foxtel was deemed to have significant influence over its investment in Ten. As a result, Foxtel was required to treat its investment in Ten as an equity method investment. Foxtel elected the fair value option under ASC 825, Financial Instruments, (“ASC 825”) and adjusts the carrying value of the Ten investment to fair value each reporting period. Although Foxtel ceased to have significant influence in Ten during the third quarter of fiscal 2017, it will continue to adjust the carrying value of the Ten investment to fair value each reporting period due to its election of the fair value option under ASC 825. This adjustment will be recorded as a component of Foxtel’s net income.

	For the three months ended March 31,				For the nine months ended March 31,
	2017	2016	Change	% Change	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Foxtel(a)	$(16)	$4	$(20)	**	$(260)	$26	$(286)	**
Other equity affiliates, net	(7)	(2)	(5)	**	(16)	(1)	(15)	**

Total Equity (losses) earnings of affiliates	$(23)	$2	$(25)	**	$(276)	$25	$(301)	**

**	not meaningful
(a)

During the second quarter of fiscal 2017, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. The write-down is reflected in Equity (losses) earnings of affiliates in the Statements of Operations for the nine months ended March 31, 2017. (See Note 5—Investments in the accompanying Consolidated Financial Statements).

Additionally, in accordance with ASC 350, the Company amortized $16 million and $53 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and nine months ended March 31, 2017, respectively, as compared to $12 million and $37 million in the three and nine months ended March 31, 2016, respectively. Such amortization is reflected in Equity (losses) earnings of affiliates in the Statements of Operations. The increase in amortization expense recognized by the Company in the current year period resulted from a corresponding decrease in amortization expense recognized by Foxtel as certain intangible assets were fully amortized in fiscal 2016. The higher amortization expense recognized by the Company was partially offset by the impact of the $227 million non-cash write-down of the carrying value of its investment in Foxtel in the second quarter of fiscal 2017.

Interest, net—Interest, net decreased $3 million and $4 million for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016, primarily due to higher interest expense associated with the REA Facility. The change in the nine months ended March 31, 2017 relative to the prior year period was also impacted by an adjustment to the deferred consideration related to REA Group’s acquisition of iProperty in the second fiscal quarter of 2017.

Other, net

The following table sets forth the components of Other, net:

	For the three months ended March 31,		For the nine months ended March 31,
(in millions)	2017	2016	2017	2016
Gain on sale of REA Group’s European business(a)	$(13)	$—	$107	$—
Gain on iProperty transaction(b)	—	29	—	29
Write-down of marketable securities	—	—	(21)	—
Gain on sale of other businesses	—	—	11	—
Gain on sale of equity method investments	—	1	17	1
Other, net	—	3	13	2

Total Other, net	$(13)	$33	$127	$32

(a)

In December 2016, REA Group sold its European business for approximately $140 million (approximately €133 million) in cash, which resulted in a pre-tax gain of $120 million in the second quarter of fiscal 2017. The gain was partially offset in the third quarter of fiscal 2017 by $13 million related to the impact of foreign currency fluctuations on the receipt of the sales proceeds, which were received in February 2017, and certain other currency translation impacts. The sale allows REA Group to focus on its core businesses in Australia and Asia.

(b)

The Company recorded a $29 million gain resulting from the revaluation of REA Group’s previously held equity interest in iProperty. (See Note 2—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements).

Income tax (expense) benefit—For the three months ended March 31, 2017, the Company recorded a tax charge of $45 million on pre-tax income of $45 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses.

For the nine months ended March 31, 2017, the Company recorded a tax charge of $12 million on a pre-tax loss of $207 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a lower net tax benefit of $121 million on the non-cash write-down of assets and investments in Australia and valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses, offset by lower taxes on the sale of REA Group’s European business.

Management assesses available evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Based on management’s assessment of available evidence, it has been determined that it is more likely than not that deferred tax assets in certain foreign jurisdictions may not be realized and therefore, a valuation allowance has been established against those tax assets.

For the three months ended March 31, 2016 the Company recorded a tax benefit of $98 million on a pre-tax loss of $226 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to the $29 million non-taxable gain resulting from the revaluation of REA Group’s previously held equity interest in iProperty (See Note 2—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements ), as well as a tax benefit of $107 million in connection with the settlement of certain litigation and related claims at News America Marketing. (See Note 10—Commitments and Contingencies in the accompanying Consolidated Financial Statements).

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

(Loss) income from discontinued operations, net of tax—For the three and nine months ended March 31, 2017, the Company did not recognize any income from discontinued operations as the operations of the digital education business were discontinued during fiscal 2016.

For the three months ended March 31, 2016, the Company recorded a loss from discontinued operations, net of tax, of $2 million reflecting the continued operations of the Digital Education segment subsequent to the sale of Amplify Insight and Amplify Learning. For the nine months ended March 31, 2016, the Company recorded income from discontinued operations, net of tax, of $20 million, primarily due to the impact of a $144 million tax benefit recognized upon reclassification of the Digital Education segment to discontinued operations, a tax benefit of $30 million related to the operations for the period and lower operating losses as a result of the sale of Amplify Insight and Amplify Learning, which more than offset the pre-tax non-cash impairment charge recognized in the first quarter of fiscal 2016 of $76 million and $17 million in severance and lease termination charges recognized in the second quarter of fiscal 2016. (See Note 3—Discontinued Operations in the accompanying Consolidated Financial Statements).

Net income (loss)—Net income (loss) increased $130 million for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016 due to the absence of the $280 million NAM Group settlement charge in the prior year and higher Segment EBITDA, partially offset by higher tax expense, lower contribution from Other, net and lower equity earnings from Foxtel.

Net income (loss) for the nine months ended March 31, 2017 decreased $360 million as compared to the corresponding period of fiscal 2016 due to the non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers and lower equity earnings of affiliates, primarily due to the $227 million non-cash write-down of the carrying value of the Company’s investment in Foxtel to fair value and the tax benefit and income from discontinued operations recognized in fiscal 2016 which did not recur in fiscal 2017, partially offset by the absence of the $280 million NAM Group settlement charge in the prior year and higher Other, net.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests decreased by $14 million and increased by $38 million for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016 primarily due to the gain, and subsequent true-up, on the sale of REA Group’s European business.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses, selling, general and administrative expenses and the NAM Group settlement charge. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity (losses) earnings of affiliates, interest, net, other, net, income tax (expense) benefit and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of Total Segment EBITDA provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as impairment and restructuring charges and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures and changes in tax positions or regimes, the Company provides users of its consolidated financial statements with insight into both its core operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its core business. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the core operating results of the Company across different periods. The following table reconciles Total Segment EBITDA to Income (loss) from continuing operations:

	For the three months ended March 31,					For the nine months ended March 31,
	2017	2016	Change	% Change		2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)					Better/(Worse)
Revenues	$1,978	$1,891	$87	5%		$6,059	$6,066	$(7)	–%
Operating expenses	(1,101)	(1,084)	(17)	(2)%		(3,384)	(3,476)	92	3%
Selling, general and administrative	(662)	(649)	(13)	(2)%		(2,005)	(1,987)	(18)	(1)%
NAM Group settlement charge	—	(280)	280	*	*	—	(280)	280	*	*

Total Segment EBITDA	215	(122)	337	*	*	670	323	347	*	*
Depreciation and amortization	(109)	(126)	17	13%		(349)	(370)	21	6%
Impairment and restructuring charges	(33)	(24)	(9)	(38)%		(409)	(63)	(346)	*	*
Equity (losses) earnings of affiliates	(23)	2	(25)	*	*	(276)	25	(301)	*	*
Interest, net	8	11	(3)	(27)%		30	34	(4)	(12)%
Other, net	(13)	33	(46)	*	*	127	32	95	*	*

Income (loss) from continuing operations before income tax (expense) benefit	45	(226)	271	*	*	(207)	(19)	(188)	*	*
Income tax (expense) benefit	(45)	98	(143)	*	*	(12)	140	(152)	*	*

Income (loss) income from continuing operations	$—	$(128)	$128	*	*	$(219)	$121	$(340)	*	*

**	not meaningful

	For the three months ended March 31,
	2017		2016
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
(in millions)
News and Information Services	$1,263	$123	$1,231	$(187)
Book Publishing	374	37	358	36
Digital Real Estate Services	219	75	194	39
Cable Network Programming	122	34	107	34
Other	—	(54)	1	(44)

Total	$1,978	$215	$1,891	$(122)

	For the nine months ended March 31,
	2017		2016
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
(in millions)
News and Information Services	$3,788	$311	$3,921	$54
Book Publishing	1,229	160	1,213	135
Digital Real Estate Services	687	237	593	169
Cable Network Programming	354	99	337	101
Other	1	(137)	2	(136)

Total	$6,059	$670	$6,066	$323

News and Information Services (63% and 65% of the Company’s consolidated revenues in the nine months ended March 31, 2017 and 2016, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2017	2016	Change	% Change	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$652	$624	$28	4%	$1,958	$2,074	$(116)	(6)%
Circulation and subscription	503	507	(4)	(1)%	1,499	1,546	(47)	(3)%
Other	108	100	8	8%	331	301	30	10%

Total Revenues	1,263	1,231	32	3%	3,788	3,921	(133)	(3)%
Operating expenses	(726)	(739)	13	2%	(2,219)	(2,333)	114	5%
Selling, general and administrative	(414)	(399)	(15)	(4)%	(1,258)	(1,254)	(4)	—%
NAM Group settlement charge	—	(280)	280	* *	—	(280)	280	* *

Segment EBITDA	$123	$(187)	$310	* *	$311	$54	$257	* *

**	not meaningful

Revenues at the News and Information Services segment increased $32 million, or 3%, for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. The revenue increase was mainly due to higher advertising revenues of $28 million as compared to the corresponding period of fiscal 2016, primarily resulting from higher advertising revenues at News America Marketing of $29 million and the acquisitions of Wireless Group and ARM, which contributed $21 million and $20 million of advertising revenue in the quarter, respectively, partially offset by a $42 million decline primarily related to weakness in the print advertising market across territories. Circulation and subscription revenues for the three months ended March 31, 2017 decreased $4 million as compared to the corresponding period of fiscal 2016 as a result of an $18 million negative impact from foreign currency fluctuations, which more than offset an increase in circulation revenues at Dow Jones and the U.K newspapers.

Segment EBITDA at the News and Information Services segment increased $310 million for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. The increase was primarily due to the absence of the $280 million NAM Group settlement charge in the prior year quarter, a $15 million impact from the higher revenues for News America Marketing discussed above and the $12 million impact of an adjustment to the deferred consideration accrual related to the acquisition of Unruly. The lower print advertising revenues discussed above were partially offset by lower newsprint, production, editorial and distribution costs and the impact of cost savings initiatives.

Revenues at the News and Information Services segment decreased $133 million, or 3%, for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. The revenue decrease was mainly due to lower advertising revenues of $116 million as compared to the corresponding period of fiscal 2016, primarily resulting from weakness in the print advertising market across territories, a $20 million negative impact from foreign currency fluctuations and lower advertising revenues of $10 million from the Perth Sunday Times which was sold in November 2016. These decreases were partially offset by the acquisitions of Wireless Group and ARM, which contributed $43 million and $20 million of advertising revenues, respectively, and $32 million of higher advertising revenues at News America Marketing. Circulation and subscription revenues for the nine months ended March 31, 2017 decreased $47 million as compared to the corresponding period of fiscal 2016, primarily as a result of the $70 million negative impact of foreign currency fluctuations, which more than offset higher circulation and subscription revenues at Dow Jones. Other revenues for the nine months ended March 31, 2017 increased $30 million, primarily due to higher brand partnership revenues in the U.K. of $13 million, $12 million in Australia primarily due to higher third-party printing revenues and the acquisitions of Unruly and Wireless Group, which contributed $11 million and $8 million, respectively, to the increase. These increases were offset by the $22 million negative impact of foreign currency fluctuations.

Segment EBITDA at the News and Information Services segment increased $257 million for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. The increase was primarily due to the absence of the $280 million NAM Group settlement charge in the prior year quarter, a $20 million impact of higher revenues for News America Marketing discussed above and the $12 million impact of an adjustment to the deferred consideration accrual related to the acquisition of Unruly. These factors were partially offset by higher investment spending at Checkout 51 of $20 million and lower contributions from News Corp Australia, Dow Jones and News UK of $33 million, $17 million and $6 million, respectively, due to the impact of lower advertising revenues as discussed above, partially offset by lower newsprint, production, editorial and distribution costs and the impact of cost savings initiatives.

News Corp Australia

Revenues at the Australian newspapers for the three months ended March 31, 2017 increased $21 million, or 7%, as compared to the corresponding period of fiscal 2016. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue increase of $16 million, or 5%. Advertising revenues increased $8 million, primarily due to the acquisition of ARM, which contributed $20 million, and the $9 million positive impact of foreign currency fluctuations, partially offset by the $18 million impact of weakness in the print advertising market in Australia and the absence of $5 million of advertising revenues from the Perth Sunday Times, which was sold in November 2016. Circulation and subscription revenues increased $7 million, primarily due to the acquisition of ARM, which contributed $6 million, and the $5 million positive impact of foreign currency fluctuations, as price increases and digital subscriber growth largely offset print volume declines.

Revenues at the Australian newspapers for the nine months ended March 31, 2017 were relatively flat as compared to the corresponding period of fiscal 2016, with the impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulting in a revenue increase of $41 million, or 4%. Advertising revenues declined $30 million, primarily as a result of the $72 million impact of weakness in the print advertising market and lower advertising revenues of $10 million from the Perth Sunday Times, which was sold in November 2016, partially offset by the $24 million positive impact of foreign currency fluctuations and the acquisition of ARM, which contributed $20 million to advertising revenues. Circulation and subscription revenues increased $13 million due to the positive impact of foreign currency fluctuations, as price increases and digital subscriber growth were offset by print volume declines. Other revenues increased $16 million, primarily due to higher third-party printing revenues.

News UK

For the three months ended March 31, 2017 revenues at the U.K. newspapers decreased $33 million, or 12%, as compared to the corresponding period of fiscal 2016. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $40 million, or 14%, for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. Circulation and subscription revenues decreased $16 million, primarily due to the $22 million negative impact of foreign currency fluctuations, as the $5 million impact of single-copy volume declines at The Sun was offset by the $7 million impact of cover price increases. Advertising revenues decreased $15 million, primarily due to the $11 million negative impact of foreign currency fluctuations and weakness in the print advertising market.

For the nine months ended March 31, 2017, revenues at the U.K. newspapers decreased $167 million, or 18%, as compared to the corresponding period of fiscal 2016. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $147 million, or 16%, for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. Advertising revenues decreased $80 million, primarily due to the $44 million negative impact of foreign currency fluctuations and weakness in the print advertising market, partially offset by $6 million in digital advertising growth. Circulation and subscription revenues decreased $75 million due to the $79 million negative impact of foreign currency fluctuations, as the $24 million impact of single-copy volume declines, primarily at The Sun, was offset by the $28 million impact of cover price increases. Other revenues decreased $12 million due to the $24 million negative impact of foreign currency fluctuations, partially offset by higher brand partnership revenues.

Dow Jones

Revenues at Dow Jones decreased $7 million, or 2%, for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. Advertising revenues decreased $14 million, primarily due to weakness in the print advertising market. Circulation and subscription revenues increased $6 million, primarily as a result of a $10 million increase in circulation revenues at The Wall Street Journal due to price increases and higher subscription volume. Professional information business revenues were relatively flat as compared to the corresponding period of fiscal 2016.

Revenues at Dow Jones decreased $61 million, or 5%, for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. Advertising revenues decreased $78 million, primarily due to weakness in the print advertising market. Circulation and subscription revenues increased $15 million, primarily due to the $25 million impact of price increases and volume growth at The Wall Street Journal, as professional information business revenues were relatively flat.

News America Marketing

Revenues at News America Marketing increased $32 million, or 13%, and $38 million, or 5%, for the three and nine months ended March 31, 2017, respectively, as compared to the corresponding periods of fiscal 2016. The increase was primarily due to an increase in domestic in-store product revenues of $34 million and $55 million, respectively, primarily due to higher customer spend and to a lesser extent timing which accounted for approximately $15 million of the increase in both periods, partially offset by lower revenues for domestic free-standing insert products of $11 million and $46 million, respectively.

Book Publishing (20% of the Company’s consolidated revenues in the nine months ended March 31, 2017 and 2016)

	For the three months ended March 31,				For the nine months ended March 31,
	2017	2016	Change	% Change	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$359	$343	$16	5%	$1,183	$1,164	$19	2%
Other	15	15	—	—%	46	49	(3)	(6)%

Total Revenues	374	358	16	4%	1,229	1,213	16	1%
Operating expenses	(267)	(251)	(16)	(6)%	(845)	(848)	3	—%
Selling, general and administrative	(70)	(71)	1	1%	(224)	(230)	6	3%

Segment EBITDA	$37	$36	$1	3%	$160	$135	$25	19%

Revenues at the Book Publishing segment increased $16 million, or 4%, for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. The increase was mainly due to strong sales in the general books category, primarily Hidden Figures by Margot Lee Shetterly and the continued success of Hillbilly Elegy by J.D. Vance, sales of Carve the Mark by Veronica Roth in the Children’s category and the continued expansion of HarperCollins’ global footprint. These increases were partially offset by the negative impact of foreign currency fluctuations, which resulted in a revenue decrease of $6 million, or 2%, for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. Digital sales, which consist of revenues generated through the sale of e-books and digital audio books, represented 22% of Consumer revenues during the three months ended March 31, 2017. Digital sales increased 7% as compared to the corresponding period of fiscal 2016 due to increased audio sales compared to the prior year quarter.

Segment EBITDA at the Book Publishing segment increased $1 million, or 3%, for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016.

Revenues at the Book Publishing segment increased $16 million, or 1%, for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. The increase was mainly due to strong frontlist and backlist sales in the Christian publishing category, primarily The Magnolia Story by Chip and Joanna Gaines and the continued success of Jesus Calling and Jesus Always by Sarah Young, as well as sales of Hillbilly Elegy by J.D. Vance and the continued expansion of HarperCollins’ global footprint, partially offset by the negative impact of foreign currency fluctuations, which resulted in a revenue decrease of $26 million, or 2%, for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. Digital sales represented 19% of Consumer revenues during the nine months ended March 31, 2017. Digital sales increased 1% as compared to the corresponding period of fiscal 2016.

Segment EBITDA at the Book Publishing segment increased $25 million, or 19%, for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. The increase was primarily due to the mix of titles as compared to the prior year quarter.

Digital Real Estate Services (11% and 10% of the Company’s consolidated revenues in the nine months ended March 31, 2017 and 2016, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2017	2016	Change	% Change	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$36	$32	$4	13%	$107	$95	$12	13%
Circulation and subscription	13	16	(3)	(19)%	44	47	(3)	(6)%
Real estate	168	145	23	16%	525	450	75	17%
Other	2	1	1	* *	11	1	10	* *

Total Revenues	219	194	25	13%	687	593	94	16%
Operating expenses	(27)	(25)	(2)	(8)%	(85)	(72)	(13)	(18)%
Selling, general and administrative	(117)	(130)	13	10%	(365)	(352)	(13)	(4)%

Segment EBITDA	$75	$39	$36	92%	$237	$169	$68	40%

**	not meaningful

Revenues at the Digital Real Estate Services segment increased $25 million, or 13%, for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. At REA Group, revenues increased $11 million, or 10%, primarily due to a $12 million increase in Australian residential depth revenue resulting from a favorable product mix and pricing increases, as well as the $6 million positive impact of foreign currency fluctuations, partially offset by the absence of $9 million of revenues from the European business, which was sold in December 2016. Revenues at Move increased $13 million, or 15%, primarily due to a $12 million increase in ConnectionsSM for Buyers product revenues and a $5 million increase in non-listing media revenues, partially offset by the absence of $4 million of revenues from TigerLead®, which was sold in November 2016.

Segment EBITDA at the Digital Real Estate Services segment increased $36 million, or 92%, for the three months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. REA Group and Move contributed $15 million and $22 million to the increase in Segment EBITDA, respectively, primarily due to the higher revenues noted above, $13 million of lower legal costs at Move, the absence of $7 million in one-time transaction costs which did not recur in the current year period associated with the acquisition of iProperty and the $3 million positive impact of foreign currency fluctuations at REA Group, partially offset by $7 million of increased costs at REA Group and Move associated with higher revenues and $6 million related to increased marketing costs.

Revenues at the Digital Real Estate Services segment increased $94 million, or 16%, for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. At REA Group, revenues increased $57 million, or 17%, primarily due to a $30 million increase in Australian residential depth revenue and the $17 million positive impact of foreign currency fluctuations. Revenues at Move increased $27 million, or 10%, primarily due to a $23 million increase in ConnectionsSM for Buyers product revenues and an $11 million increase in non-listing media revenues, partially offset by the $8 million impact of lower revenues from TigerLead®, which was sold in November 2016. The acquisition of DIAKRIT also contributed $10 million to the revenue increase for the nine months ended March 31, 2017.

Segment EBITDA at the Digital Real Estate Services segment increased $68 million, or 40%, for the nine months ended March 31, 2017 as compared to the corresponding period of fiscal 2016. REA Group and Move contributed $34 million and $36 million to the increase in Segment EBITDA, respectively, primarily due to the higher revenues noted above, $21 million of lower legal costs at Move, the $10 million positive impact of foreign currency fluctuations at REA Group and the absence of $7 million in one-time transaction costs which did not recur in the current year period associated with the acquisition of iProperty, partially offset by $19 million of increased costs at REA Group and Move associated with higher revenues, $17 million of increased marketing costs to drive traffic growth and brand awareness and $14 million in higher costs related to the acquisition of iProperty.

Cable Network Programming (6% and 5% of the Company’s consolidated revenues in the nine months ended March 31, 2017 and 2016, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2017	2016	Change	% Change	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$17	$14	$3	21%	$58	$52	$6	12%
Circulation and subscription	102	92	10	11%	291	282	9	3%
Other	3	1	2	* *	5	3	2	67%

Total Revenues	122	107	15	14%	354	337	17	5%
Operating expenses	(80)	(68)	(12)	(18)%	(234)	(220)	(14)	(6)%
Selling, general and administrative	(8)	(5)	(3)	(60)%	(21)	(16)	(5)	(31)%

Segment EBITDA	$34	$34	$—	—%	$99	$101	$(2)	(2)%

**	not meaningful

For the three months ended March 31, 2017, revenues at the Cable Network Programming segment increased $15 million, or 14%, and Segment EBITDA was flat compared to the corresponding period of fiscal 2016. The revenue increase was primarily due to the acquisition of SKY NEWS, which contributed $9 million of revenue in the period, and the $5 million positive impact of foreign currency fluctuations.

For the nine months ended March 31, 2017, revenues at the Cable Network Programming segment increased $17 million, or 5%, and Segment EBITDA decreased $2 million, or 2%, as compared to the corresponding period of fiscal 2016. The revenue increase was primarily due to the $11 million positive impact of foreign currency fluctuations and the acquisition of SKY NEWS, which contributed $9 million of revenue in the period. The decrease in Segment EBITDA was due to the $3 million negative impact of foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of March 31, 2017, the Company’s cash and cash equivalents were $1,850 million. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. As described in greater detail below, in October 2013, the Company established a revolving credit facility of $650 million, which terminates on October 23, 2020. The Company may request that the commitments be extended under certain circumstances as set forth in the credit agreement and may also request increases in the amount of the facility up to a maximum amount of $900 million. In addition, the Company expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for further discussion.

As of March 31, 2017, the Company’s consolidated assets included $918 million in cash and cash equivalents that was held by its foreign subsidiaries. $224 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The

Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

Issuer Purchases of Equity Securities

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the nine months ended March 31, 2017. Through May 5, 2017, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of May 5, 2017 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2016, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 19, 2016 to stockholders of record at the close of business on September 14, 2016. In February 2017, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on April 19, 2017 to stockholders of record as of March 15, 2017. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

Sources and Uses of Cash—For the nine months ended March 31, 2017 versus the nine months ended March 31, 2016

Net cash provided by operating activities from continuing operations for the nine months ended March 31, 2017 and 2016 was as follows (in millions):

For the nine months ended March 31,	2017	2016
Net cash provided by operating activities from continuing operations	$224	$589

Net cash provided by operating activities from continuing operations decreased by $365 million for the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016. The decrease was primarily due to higher NAM Group settlement payments of $234 million during the nine months ended March 31, 2017, lower dividends received of $30 million as well as higher working capital due to timing, partially offset by higher Total Segment EBITDA.

Net cash used in investing activities from continuing operations for the nine months ended March 31, 2017 and 2016 was as follows (in millions):

For the nine months ended March 31,	2017	2016
Net cash used in investing activities from continuing operations	$(49)	$(703)

The Company had net cash used in investing activities from continuing operations of $49 million for the nine months ended March 31, 2017 as compared to net cash used in investing activities from continuing operations of $703 million for the corresponding period of fiscal 2016. During the nine months ended March 31, 2017, the Company used $345 million of cash for acquisitions, primarily for the acquisitions of Wireless Group and ARM. The Company also had capital expenditures of $168 million. The net cash used in investing activities from continuing operations for the nine months ended March 31, 2017 was partially offset by the utilization of restricted cash for the Wireless Group acquisition of $315 million and proceeds from the sale of REA Group’s European business of approximately $140 million.

During the nine months ended March 31, 2016, the Company used $486 million of cash for acquisitions, primarily for the acquisition of iProperty, Unruly, DIAKRIT and Checkout 51. The Company also had capital expenditures of $180 million.

Net cash (used in) provided by financing activities from continuing operations for the nine months ended March 31, 2017 and 2016 was as follows (in millions):

For the nine months ended March 31,	2017	2016
Net cash (used in) provided by financing activities from continuing operations	$(152)	$204

The Company had net cash used in financing activities from continuing operations of $152 million for the nine months ended March 31, 2017 as compared to net cash provided by financing activities from continuing operations of $204 million for the corresponding period of fiscal 2016. During the nine months ended March 31, 2017, the Company paid dividends of $93 million, primarily to News Corporation stockholders and REA Group minority stockholders, and repaid the debt assumed in the acquisition of Wireless Group of $23 million.

During the nine months ended March 31, 2016, the Company had proceeds from borrowings under an unsecured syndicated revolving loan facility of approximately $340 million at REA Group. The net cash provided by financing activities from continuing operations for the nine months ended March 31, 2016 was partially offset by dividend payments of $88 million, primarily to News Corporation stockholders and REA Group minority stockholders, and repurchases of News Corporation shares for $41 million.

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

The following table presents a reconciliation of net cash provided by continuing operating activities to free cash flow available to News Corporation:

	For the nine months ended March 31,
	2017	2016
	(in millions)
Net cash provided by continuing operating activities	$224	$589
Less: Capital expenditures	(168)	(180)

	56	409
Less: REA Group free cash flow	(128)	(92)
Plus: Cash dividends received from REA Group	53	45

Free cash flow available to News Corporation	$(19)	$362

Free cash flow available to News Corporation decreased $381 million in the nine months ended March 31, 2017 to ($19) million from $362 million in the corresponding period of fiscal 2016, primarily due to lower cash provided by operating activities as discussed above and higher REA Group free cash flow, partially offset by lower capital expenditures.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of March 31, 2017, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of March 31, 2017, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

REA Group Unsecured Revolving Loan Facility

REA Group entered into an A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty (the “REA Facility”). The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which become due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of March 31, 2017, REA Group was paying a margin of between 0.85% and 1.05%. REA Group paid approximately $3 million and $8 million in interest for the three and nine months ended March 31, 2017, respectively, at a weighted average interest rate of 2.7% and 2.8%, respectively. The REA Facility requires REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of March 31, 2017, REA Group was in compliance with all of the applicable debt covenants.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of March 31, 2017 have not changed significantly from the disclosures included in the 2016 Form 10-K.

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

The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. (See Note 10—Commitments and Contingencies in the accompanying Consolidated Financial Statements).

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid; however, these liabilities may need to be adjusted as new information becomes known and as tax examinations continue to progress. As subsidiaries of 21st Century Fox prior to the Separation, the Company and each of its domestic subsidiaries have joint and several liability with 21st Century Fox for the consolidated U.S. federal income taxes of the 21st Century Fox consolidated group relating to any taxable periods during which the Company or any of the Company’s domestic subsidiaries were a member of the 21st Century Fox consolidated group. Consequently, the Company could be liable in the event any such liability is incurred, and not discharged, by any other member of the 21st Century Fox consolidated group. In conjunction with the Separation, the Company entered into the Tax Sharing and Indemnification Agreement with 21st Century Fox, which requires 21st Century Fox to indemnify the Company for any such liability. Disputes or assessments could arise during future audits by the Internal Revenue Service or other taxing authorities in amounts that the Company cannot quantify.

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

Because of fluctuations in exchange rates, the Company is subject to currency translation exposure on the results of its operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to the Company’s reporting currency (the U.S. dollar) for consolidation purposes. The Company does not hedge translation risk because it generally generates positive cash flows from its international operations that are typically reinvested locally. Exchange rates with the most significant impact to its translation include the Australian dollar and British pound sterling. As exchange rates fluctuate, translation of its Statements of Operations into U.S. dollars affects the comparability of revenues and expenses between years.

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

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $100 million as of March 31, 2017. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income (loss) of approximately $10 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of March 31, 2017 or June 30, 2016 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of March 31, 2017 and June 30, 2016, the Company did not anticipate nonperformance by any of the counterparties.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion set forth under “Legal Proceedings” in the Company’s 2016 Form 10-K.

Valassis Communications, Inc.

As reported in the 2016 Form 10-K, Valassis Communications, Inc. (“Valassis”) initiated two separate legal proceedings against certain of the Company’s subsidiaries on November 8, 2013. In the first proceeding (“Valassis I”), Valassis filed a motion for expedited discovery in a previously settled case involving NAI, NAM FSI and NAM In-Store Services based on its belief that defendants had engaged in activities prohibited under an order issued by the U.S. District Court for the Eastern District of Michigan (the “Order”) in connection with the parties’ settlement. Valassis subsequently filed a Notice of Violation of the Order (the “Notice”) in Valassis I alleging violations of federal and state antitrust laws and common law business torts and seeking treble damages, injunctive relief and attorneys’ fees. In the second proceeding (“Valassis II”), Valassis filed a new complaint against the NAM Group in the District Court, which also alleged violations of federal and state antitrust laws and common law business torts and sought treble damages, injunctive relief and attorneys’ fees and costs. On March 30, 2016, the District Court ordered that the Notice in Valassis I and the remaining claims in the NAM Group’s motion to dismiss in Valassis II (the bundling and tying claims in Valassis II were dismissed without prejudice to Valassis’s rights to pursue relief for the claims in Valassis I) be referred to a panel of antitrust experts previously appointed in Valassis I (the “Antitrust Expert Panel”). The Antitrust Expert Panel was convened and, on February 8, 2017, it recommended that the Notice in Valassis I be dismissed and the NAM Group’s counterclaims in Valassis II be dismissed with leave to replead three of the four counterclaims. The NAM Group filed an amended counterclaim on February 27, 2017. Valassis did not object to the Antitrust Expert Panel’s recommendation to dismiss Valassis I, and the parties are awaiting the District Court’s order of dismissal. However, Valassis filed a motion with the District Court asserting that the referral of Valassis II to the Antitrust Expert Panel is no longer valid and seeking either to re-open Valassis II in the District Court or to transfer the case to the United States District Court for the Southern District of New York. The NAM Group opposed the motion, and the District Court heard arguments on April 13, 2017. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously in both actions.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the nine months ended March 31, 2017. Through May 5, 2017, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of May 5, 2017 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits.

10.1	Separation Agreement and General Release, dated February 24, 2017, by and between Bedi Ajay Singh and News Corporation.*

10.2	Consulting Agreement, dated February 24, 2017, by and between Bedi Ajay Singh and News Corporation.*

10.3	Employment Agreement, dated February 23, 2017, between News Corporation and Susan Panuccio.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three and nine months ended March 31, 2017 and 2016 (unaudited); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2017 and 2016 (unaudited); (iii) Consolidated Balance Sheets at March 31, 2017 (unaudited) and June 30, 2016 (audited); (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: May 10, 2017