Form 10-K
period 2017-06-30
NEWS CORP
filed 2017-08-14
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $4,349,929,638, based upon the closing price of $11.46 per share as quoted on The NASDAQ Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $1,426,670,174, based upon the closing price of $11.80 per share as quoted on The NASDAQ Stock Market on that date.

As of August 7, 2017, 382,305,541 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I

ITEM 1. BUSINESS

OVERVIEW

The Company

News Corporation (the “Company,” “News Corp,” “we,” “us,” or “our”) is a global diversified media and information services company focused on creating and distributing authoritative and engaging content to consumers and businesses throughout the world. The Company comprises businesses across a range of media, including: news and information services, book publishing, digital real estate services, cable network programming in Australia and pay-TV distribution in Australia, that are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal, Dow Jones, The Australian, Herald Sun, The Sun, The Times, HarperCollins Publishers, FOX SPORTS Australia, realestate.com.au, realtor.com®, Foxtel, talkSPORT and many others. The Company’s commitment to premium content makes its properties a trusted source of news and information and a premier destination for consumers across various media. Many of these properties deliver broad reach and high audience engagement levels in their respective markets, making them attractive advertising vehicles for the Company’s advertising customers.

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

The Company’s diversified revenue base consists of advertising sales, recurring subscriptions, circulation copies, sales of real estate listing products, licensing fees, affiliate fees, direct sales and sponsorship sales. The Company manages its businesses to take advantage of opportunities to share technologies and practices across geographies and businesses and bundle selected offerings to provide greater value to consumers and advertising partners. Headquartered in New York, the Company operates primarily in the United States, Australia and the U.K., and its content is distributed and consumed worldwide. The Company’s operations are organized into five reporting segments: (i) News and Information Services; (ii) Book Publishing; (iii) Digital Real Estate Services; (iv) Cable Network Programming; and (v) Other, which includes the Company’s general corporate overhead expenses, corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters, as defined in “Item 3. Legal Proceedings.” The Company also owns a 50% stake in Foxtel, the largest pay-TV provider in Australia, which is accounted for as an equity investment.

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Fiscal 2017, fiscal 2016 and fiscal 2015 included 52, 53 and 52 weeks, respectively. Unless otherwise noted, all references to the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015 relate to the fiscal years ended July 2, 2017, July 3, 2016 and June 28, 2015, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

Corporate Information

News Corporation is a Delaware corporation originally organized on December 11, 2012 in connection with its separation (the “Separation”) from Twenty-First Century Fox, Inc. (formerly named News Corporation) (“21st Century Fox”), which was completed on June 28, 2013 (the “Distribution Date”). In connection with the Separation, the Company assumed the name “News Corporation.” Unless otherwise indicated, references in this

Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Annual Report”) to the “Company,” “News Corp,” “we,” “us,” or “our” means News Corporation and its subsidiaries. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 416-3400. The Company’s Class A and Class B Common Stock are listed on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “NWSA” and “NWS,” respectively, and CHESS Depositary Interests (“CDIs”) representing the Company’s Class A and Class B Common Stock are listed on the Australian Securities Exchange (“ASX”) under the trading symbols “NWSLV” and “NWS,” respectively. More information regarding the Company is available on its website at www.newscorp.com, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available, free of charge, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

BUSINESS OVERVIEW

The Company’s five reporting segments are described below. In addition, the Company owns a 50% stake in Foxtel, which is accounted for as an equity investment. For financial information regarding the Company’s segments and operations in geographic areas, see Note 19 to the Financial Statements. For information regarding revenues generated by the principal products and services of each segment, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the fiscal year ended June 30, 2017
	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$5,069	$414
Book Publishing	1,636	199
Digital Real Estate Services	938	324
Cable Network Programming	494	123
Other	2	(175)

Total	$8,139	$885

News and Information Services

The Company’s News and Information Services segment consists primarily of Dow Jones, News Corp Australia, News UK, the New York Post and News America Marketing. This segment also includes Unruly Holdings Limited (“Unruly”), a leading global video advertising distribution platform, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful Limited (“Storyful”), a social media content agency that enables the Company to source real-time video content through social media platforms. The News and Information Services segment generates revenue primarily through sales of print and digital advertising and circulation and subscriptions to its print and digital products. Advertising revenues at the News and Information Services segment are subject to seasonality, with revenues typically being highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies.

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

Consumer Products

Through its premier brands and authoritative journalism, Dow Jones’s products targeting individual consumers provide insights, research and understanding that enable customers to stay informed and make educated financial decisions. With a focus on the financial markets, investing and other professional services, many of these products offer advertisers an attractive customer demographic. Products targeting consumers include the following:

•

The Wall Street Journal (WSJ). WSJ, Dow Jones’s flagship product, is available in print, online and across multiple mobile, tablet and e-book devices. WSJ covers national and international news and provides analysis, commentary and opinions on a wide range of topics, including business developments and trends, economics, financial markets, investing, science and technology, lifestyle, culture and sports. WSJ’s print products are printed at plants located around the U.S., including eight owned by the Company. WSJ sells regional advertising in three major U.S. regional editions (Eastern, Central and Western) and 21 smaller sub-regional editions. WSJ’s digital products offer both free and premium content and are comprised of WSJ.com, WSJ mobile products, including a responsive design website and applications for multiple mobile devices (WSJ Mobile), and live and on-demand video through WSJ.com and other platforms such as YouTube, Internet-connected television and set-top boxes (WSJ Video). For the 12 months ended June 30, 2017, WSJ Mobile (including WSJ.com accessed via mobile devices, as well as applications) accounted for approximately 54% of visits to WSJ’s digital news and information products according to Adobe Analytics.

•	Dow Jones Media Group. The Dow Jones Media Group focuses on Dow Jones consumer brands outside of The Wall Street Journal franchise, including Barron’s and MarketWatch, among other properties.

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

The following table provides information regarding issue sales and subscriptions for certain Dow Jones consumer products.

	The Wall Street Journal(1)		Barron’s(1)
(in 000’s)	Average Global Issue Sales(2)	Average Global Subscriptions	Average Global Issue Sales(2)	Average Global Subscriptions
Print(3)	1,240	1,007	305	292
Digital Only	1,281	1,270	152	152
Total	2,521	2,277	457	444

(1)	Based on internal data for the period from April 3, 2017 to July 2, 2017, with independent assurance provided by Pricewaterhouse Coopers LLP UK.
(2)

Average Global Issue Sales includes subscription and non-subscription categories. Non-subscription categories include, but are not limited to, single copy (newsstand) sales and copies purchased by hotels for distribution to guests.

(3)

In addition to their print and digital-only products, The Wall Street Journal and Barron’s sell print and digital products bundled into one subscription, which is counted only once, under “Print,” in the table above.

The following table provides information regarding the digital platforms for certain Dow Jones consumer products.

FY2017 Average Monthly Visits(1)
WSJ	95 million
MarketWatch	49 million
WSJDN	158 million

(1)	Includes visits via websites and mobile device and tablet applications based on Adobe Analytics for the 12 months ended June 30, 2017.

Professional Information Products

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

Factiva. Factiva is a leading provider of global business content, built on an archive of important, original publishing sources. This combination of business news and information, plus sophisticated tools, helps professionals find, monitor, interpret and share essential information. As of June 30, 2017, there were approximately 1.2 million activated Factiva users, including both institutional and individual accounts. Factiva offers content from over 32,000 global news and information sources from nearly 200 countries and in 28 languages. Factiva leverages complex metadata extraction and text mining to help its customers build precise searches and alerts to access and monitor this data.

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

•

Dow Jones Newswires. Dow Jones Newswires distributes real-time business news, information, analysis, commentary and statistical data to financial professionals and investors worldwide. It publishes, on average, over 15,000 news items each day, which are distributed via terminals, trading platforms and websites reaching hundreds of thousands of financial professionals. This content also reaches millions of individual investors via customer portals and the intranets of brokerage and trading firms, as well as digital media publishers.

News Corp Australia

News Corp Australia is one of the leading news and information providers in Australia by readership and circulation, owning over 200 newspapers covering a national, regional and suburban footprint. As of December 31, 2016, its daily, Sunday, weekly and bi-weekly newspapers accounted for more than 63% of the total circulation of newspapers in Australia, and during the year ended May 31, 2017, its Sunday newspaper network was read by approximately 3.2 million Australians on average every week. In addition, its digital mastheads and other websites are among the leading digital news properties in Australia based on monthly unique audience data.

News Corp Australia’s news portfolio includes The Australian and The Weekend Australian (National), The Daily Telegraph and The Sunday Telegraph (Sydney), Herald Sun and Sunday Herald Sun (Melbourne), The Courier Mail and The Sunday Mail (Brisbane) and The Advertiser and Sunday Mail (Adelaide), as well as paid digital platforms for each. In addition, News Corp Australia owns a large number of community newspapers in all major capital cities and leading regional publications in Cairns, Gold Coast, Townsville and Geelong and in the other capital cities of Hobart and Darwin. In December 2016, News Corp Australia also acquired Australian Regional Media (“ARM”), which operates a portfolio of regional print assets and websites that extends the reach of its Australian newspaper business. The following table provides information regarding key properties within News Corp Australia’s portfolio:

	Average Daily Paid Print Circulation(1)	Total Paid Subscribers for Combined Masthead (Print and Digital)(2)	Total Monthly Audience for Combined Masthead (Print and Digital)(3)
The Australian (Mon – Fri)	99,000	127,000	3.2 million
The Weekend Australian (Sat)	224,000
The Daily Telegraph (Mon – Sat)	237,000	122,000	4.6 million
The Sunday Telegraph	413,000
Herald Sun (Mon – Sat)	325,000	109,000	4.1 million
Sunday Herald Sun	380,000
The Courier Mail (Mon – Sat)	149,000	79,000	3.0 million
The Sunday Mail	318,000
The Advertiser (Mon – Sat)	128,000	112,000	1.5 million
Sunday Mail	198,000

(1)	Based on Audit Bureau of Circulation (“ABC”) data for the year ended December 31, 2016.
(2)	As of June 30, 2017, based on internal sources.
(3)

For the month of May 2017, based on Enhanced Media Metrics Australia (“EMMA”) average monthly print data for the year ended May 31, 2017 and Nielsen desktop, mobile and tablet audience data for May 2017. EMMA data incorporates more frequent sampling and combines both online usage derived from Nielsen data and print usage into a single metric that removes any audience overlap.

News Corp Australia’s broad portfolio of digital properties also includes news.com.au, the leading general interest site in Australia that provides breaking news, finance, entertainment, lifestyle, technology and sports news and delivers an average monthly unique audience of approximately 5.7 million based on Nielsen monthly total audience ratings for the year ended June 30, 2017. In addition, News Corp Australia owns other premier properties such as taste.com.au, a leading food and recipe site, and kidspot.com.au, a leading parenting website, as well as various other digital media assets. As of June 30, 2017, News Corp Australia’s other assets included a 13.40% interest in HT&E Limited (formerly APN News and Media Limited), which operates a portfolio of Australian radio and outdoor media assets, a 13.75% interest in SEEKAsia Limited, which operates leading online employment marketplaces throughout Southeast Asia, and a 25% interest in Hipages Group Pty Ltd., which operates a leading on-demand home improvement services marketplace.

News UK

News UK publishes The Sun, The Sun on Sunday, The Times and The Sunday Times, which are leading newspapers in the U.K. As of June 30, 2017, sales of these four titles accounted for approximately one-third of all national newspaper sales in the U.K, and The Sun is the most read national newspaper in the U.K. News UK’s newspapers (except some Saturday and Sunday supplements) are printed at News UK’s world-class printing facilities in England, Scotland and Ireland. In addition to revenue from the sale of advertising, circulation and subscriptions to its print and digital products, News UK generates revenue by providing third party printing services through these facilities and is one of the largest contract printers in the U.K. News UK also distributes content through its digital platforms, including its websites, thesun.co.uk, thetimes.co.uk and thesundaytimes.co.uk, as well as mobile and tablet applications. News UK’s online and mobile offerings include the rights to show English Premier League Football, English Premiership Rugby Union and UEFA Champions League and Europa League match clips across its digital platforms. In addition, News UK has assembled a portfolio of complementary ancillary product offerings, including Sun Bingo and Sun Bets, an online sports betting service. The following table provides information regarding News UK’s news portfolio:

	Average Issue Readership(1)	Average Daily Paid Print Circulation(2)	Paid Subscribers(3)	Online Global Monthly Unique Visitors(5)
The Sun (Mon – Sat)	3,405,000	1,600,910	N/A	85 million

The Sun on Sunday	3,007,000	1,359,334	N/A

The Times (Mon – Sat)	1,092,000	448,905	180,000 (print)(4) 171,000 (digital)	N/A

The Sunday Times	1,830,000	791,360	213,000 (print)(4) 189,000 (digital)	N/A

(1)	Based on National Readership Survey / Audience Measurement for Publishers (75% / 25% blend) data for the six months ended March 31, 2017.
(2)	Based on ABC data for the six months ended June 30, 2017.
(3)	As of June 30, 2017, based on internal sources.
(4)

In addition to their print and digital-only products, The Times and The Sunday Times sell print and digital products bundled into one subscription, which is counted only once, under “print,” in the table above.

(5)	Based on ABC Electronic (Omniture) data for the month ended June 30, 2017.

New York Post

NYP Holdings (“NYP”) is the publisher of the New York Post (the “Post”), NYPost.com, PageSix.com, Decider.com and related mobile and tablet applications and social media channels. The Post is the oldest continuously published daily newspaper in the U.S., with a focus on coverage of the New York metropolitan area. The Post provides a variety of general interest content ranging from breaking news to business analysis, and is known in particular for its comprehensive sports coverage, famous headlines and its iconic Page Six section, an authority on celebrity news. The print version of the Post is primarily distributed in New York, where it is printed in a printing facility in the Bronx, as well as throughout the Northeast, Florida and California, where it uses Dow Jones’s printing facilities or third party printers. For the three months ended June 30, 2017, average weekday circulation based on Alliance for Audited Media data, including mobile and tablet application digital editions, was 413,452. In addition, the Post Digital Network, which includes NYPost.com, PageSix.com and Decider.com, reached approximately 68.9 million unique users on average each month during the quarter ended June 30, 2017 according to Google Analytics. NYP also co-produces “Page Six TV,” a daily television show modeled after the Post’s Page Six section and delivering in-the-know gossip and news from entertainment, culture, the media, finance, real estate and politics.

News America Marketing

News America Marketing (“NAM”) is the premier marketing partner of some of the world’s most well-known brands, and its broad network of shopper media, incentive platforms and custom merchandising services influences the purchasing decisions of online and offline shoppers across the U.S. and Canada. NAM’s marketing solutions are available via multiple distribution channels, including publications, in stores and online, primarily under the SmartSource brand name and through the Checkout 51 mobile application.

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

•

In-Store Advertising and Merchandising: NAM is a leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers. NAM’s marketing products include at-shelf advertising such as coupon, information and sample-dispensing machines, as well as floor and shopping cart advertising, among others, and are found in thousands of shopping locations, including supermarkets, drug stores, dollar stores, office supply stores, mass merchandisers and specialty stores across North America. NAM also provides in-store merchandising services, including production and installation of instant-redeemable coupons, on-pack stickers, shipper assembly, display set-up and refilling, shelf management and new product cut-ins.

•

Mobile/Digital: NAM’s digital marketing solutions include SmartSource Digital, which encompasses secure printable couponing, load-to-card couponing, targeted email campaigns and programmatic digital display, and the Checkout 51 mobile application, a leading receipt recognition application that enables packaged goods companies and brands to reach consumers with highly personalized marketing campaigns.

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

The Company’s newspapers, magazines, digital publications and radio stations compete for consumers, audience and advertising with other local and national newspapers, web and application-based media, magazines and radio stations, social media sources, as well as other media such as television and outdoor displays. Competition for subscriptions and circulation is based on news and editorial content, subscription pricing, cover price and, from time to time, various promotions. Competition for advertising is based upon advertisers’ judgments as to the most effective media for their advertising budgets, which is in turn based upon various factors, including circulation volume, readership levels, audience demographics, advertising rates and advertising effectiveness. As a result of rapidly changing and evolving technologies, distribution platforms and business models, the consumer-focused businesses within the Company’s News and Information Services segment, including its newspaper businesses, continue to face increasing competition for both circulation and advertising revenue from a variety of alternative news and information sources. These include both paid and free websites, digital applications, news aggregators, blogs, search engines, social media platforms, digital advertising networks and exchanges, bidding and other programmatic advertising buying channels, as well as other emerging media and distribution platforms. Shifts in consumer behavior, including the widespread adoption of mobile phones, tablets, e-book readers and other portable devices as platforms through which news and information is consumed, require the Company to continually innovate and improve upon its own products, services and platforms in order to remain competitive. The Company believes that these changes will continue to pose opportunities and challenges, and that it is well positioned to leverage its global reach, brand recognition and proprietary technology to take advantage of the opportunities presented by these changes.

Dow Jones professional information products that target enterprise customers compete with various information service providers, compliance data providers and global financial newswires, including Thomson Reuters, Bloomberg L.P., LexisNexis, as well as many other providers of news, information and compliance data.

NAM competes against other providers of advertising, marketing and merchandising products and services, including those that provide promotional or advertising inserts, direct mailers of promotional or advertising materials, providers of point-of-purchase and other in-store programs and providers of savings and/or grocery-focused digital applications, as well as other marketing products and services. Competition is based on, among other things, rates, availability of markets, quality of products and services provided and their effectiveness, rate of coupon redemption, store coverage and other factors. The Company believes that based on the scale of NAM’s home-delivered products, the reach of its in-store marketing products and the growing audience for its digital marketing platform, NAM provides broader consumer access than many of its competitors. The Company is also actively investing in shopper research and data-based insights that enable an advanced understanding of how to apply the Company’s media and incentive network to achieve the greatest impact and value for clients and partners.

Book Publishing

The Company’s Book Publishing segment consists of HarperCollins Publishers (together with its subsidiaries and affiliates, “HarperCollins”), the second largest consumer book publisher in the world based on global revenue, with operations in 18 countries. HarperCollins publishes and distributes consumer books globally through print, digital and audio formats. Its digital formats include e-books and audio books for tablets, e-book readers and mobile devices. HarperCollins owns more than 120 branded imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson.

HarperCollins publishes works by well-known authors such as Harper Lee, Patricia Cornwell, Chip and Joanna Gaines, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and Hillbilly Elegy. Its print and digital global catalog includes more than 200,000 publications in different formats, in 17 languages, and it licenses rights for its authors’ works to be published in more than 50 languages around the world. HarperCollins publishes fiction and nonfiction, with a focus on general, children’s and religious content. Additionally, in the U.K., HarperCollins publishes titles for the equivalent of the K-12 educational market.

As of June 30, 2017, HarperCollins offered approximately 100,000 publications in digital formats, and nearly all of HarperCollins’ new titles, as well as the majority of its entire catalog, are available as e-books. Digital sales, comprising revenues generated through the sale of e-books as well as digital audio books, represented approximately 19% of global consumer revenues for the fiscal year ended June 30, 2017. With the widespread adoption of electronic formats by consumers, HarperCollins is publishing a number of titles in digital formats before, or instead of, publishing a print edition.

During fiscal 2017, HarperCollins U.S. had 184 titles on the New York Times print and digital bestseller lists, with 20 titles hitting number one, including Hillbilly Elegy by J.D. Vance, Commonwealth by Ann Patchett, Settle for More by Megyn Kelly, The Black Widow by Daniel Silva, Hidden Figures by Margot Lee Shetterly, The Magnolia Story by Chip and Joanna Gaines, Carve the Mark by Veronica Roth and The Hate U Give by Angie Thomas.

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

The book publishing business operates in a highly competitive market that is quickly changing and continues to see technological innovations. HarperCollins competes with other large publishers, such as Penguin Random House, Simon & Schuster and Hachette Livre, as well as with numerous smaller publishers, for the rights to works by well-known authors and public personalities; competition could also come from new entrants as barriers to entry in book publishing are low. In addition, HarperCollins competes for consumers with other media formats and sources such as movies, television programming, magazines and mobile content. The Company believes HarperCollins is well positioned in the evolving book publishing market with significant size and brand recognition across multiple categories and geographies. Furthermore, HarperCollins is a leader in children’s and religious books, categories which have been less impacted by the transition to digital consumption.

Digital Real Estate Services

The Company’s Digital Real Estate Services segment consists primarily of its 61.6% interest in REA Group Limited (“REA Group”), a publicly-traded company listed on ASX (ASX: REA), and its 80% interest in Move, Inc. (“Move”). The remaining 20% interest in Move is held by REA Group. This segment also includes DIAKRIT International Limited (“DIAKRIT”), a leader in 3D visualization products, digital sales applications and professional services for the real estate industry.

REA Group

REA Group advertises property and property-related services on its websites and mobile applications across Australia and Asia. REA Group’s Australian operations include realestate.com.au and realcommercial.com.au, Australia’s leading residential and commercial property websites, as well as its media and property-related services businesses, serving the display media market and markets adjacent to property, respectively. Combined average monthly visits to realestate.com.au and realcommercial.com.au for the year ended June 30, 2017 increased 15% year-over-year to approximately 51.7 million according to Nielsen Online Market Intelligence Home and Fashion Suite. Realestate.com.au and realcommercial.com.au recorded an increase of 52% in total application launches for the same period as compared to the prior year according to Adobe Analytics. Realestate.com.au derives the majority of its revenue from its core property advertising listing products and monthly advertising subscriptions from real estate agents and property developers. Realestate.com.au offers a product hierarchy which enables real estate agents and property developers to upgrade listing advertisements to increase their prominence on the site, as well as a variety of targeted products, including media display advertising products. Realcommercial.com.au generates revenue through three main sources: agent subscriptions, agent branding and listing products. The media business offers unique advertising opportunities on both realestate.com.au and realcommercial.com.au to property developers and other relevant markets, including utilities and telecommunications, insurance, finance, automotive and retail.

REA Group’s international operations consist of property sites throughout Asia, including an 87% interest in iProperty Group Limited, which operates leading property portals across Malaysia and Indonesia and prominent portals in Hong Kong, Thailand and Singapore. Visits to the Malaysian portal increased 38% and application visits in Indonesia grew 94% for the year ended June 30, 2017 compared to the prior year according to Google Analytics. REA Group also operates Chinese site myfun.com, which supports REA Group’s businesses in other geographic markets by showcasing residential property listings to Chinese buyers and investors, and delivers leads to agents. In January 2017, REA Group acquired an approximate 15% interest in Elara Technologies Pte. Ltd. (“Elara”), a leading online real estate services provider in India that owns and operates PropTiger.com, Housing.com and Makaan.com. REA Group also owns a 20% interest in Move, as referenced above.

REA Group competes primarily with other property websites in its geographic markets, including domain.com.au in Australia.

Move

Move is a leading provider of online real estate services in the U.S. Move primarily operates realtor.com®, a premier real estate information and services marketplace, under a perpetual agreement and trademark license with the National Association of Realtors® (“NAR”). Through realtor.com®, consumers have access to over 120 million properties across the U.S., including the most complete collection of homes and properties listed with Multiple Listing Services (“MLS”) and displayed for sale among the competing national online portals and an extensive database of “off-market” properties. Realtor.com® and its related mobile applications display approximately 98% of all MLS-listed, for-sale properties in the U.S., which are primarily sourced directly from relationships with MLSs across the country. Approximately 95% of its for-sale listings are updated at least every 15 minutes, on average, with the remaining listings updated daily. Realtor.com®’s content advantage attracts a highly engaged consumer audience. Based on internal data, realtor.com® and its mobile sites had 58 million average monthly unique users during the quarter ended June 30, 2017. These users viewed an average of over two billion pages and spent an average of over one billion minutes on the realtor.com® website and mobile applications each month.

Realtor.com® generates the majority of its revenues through the sale of listing advertisement products, including ConnectionsSM for Buyers and AdvantageSM Pro, which allow real estate agents, brokers and franchises to enhance, prioritize and connect with consumers on for-sale property listings within the realtor.com® website and mobile applications. Listing advertisements are typically sold on a subscription basis. Realtor.com® also derives revenue from sales of non-listing advertisement, or Media, products to real estate, finance, insurance, home improvement and other professionals that enable those professionals to connect with realtor.com®’s highly engaged and valuable consumer audience. Media products include sponsorships, display advertisements, text links, directories and Digital Advertising Package. Non-listing advertisement pricing models include cost per thousand, cost per click, cost per unique user and subscription-based sponsorships of specific content areas or targeted geographies.

In addition to realtor.com®, Move also offers a number of professional software and services products. These include the Top Producer® and FiveStreet® productivity and lead management tools and services, which are tailored to real estate agents and sold on a subscription basis, as well as the ListHubTM service, which syndicates for-sale listing information from MLSs and other reliable data sources, such as real estate brokerages, and distributes that content to an array of web sites. Listing syndication pricing includes fixed- or variable-pricing models based on listing counts, while ListHubTM’s advanced reporting products are sold on a monthly subscription basis.

Move competes primarily with other real estate websites focused on the U.S. real estate market, including zillow.com and trulia.com.

Cable Network Programming

The Company’s Cable Network Programming segment consists of FOX SPORTS Australia and Australian News Channel Pty Ltd (“ANC”).

FOX SPORTS Australia

FOX SPORTS Australia is the leading sports programming provider in Australia based on total viewing hours as of June 30, 2017. FOX SPORTS Australia is focused on live national and international sports events and provides featured original and licensed premium sports content tailored to the Australian market, including live sports such as National Rugby League, the domestic football league, international cricket and the Australian Rugby Union, as well as various motorsports programming. FOX SPORTS Australia offers eight high definition television channels distributed via cable, satellite and Internet Protocol, or IP, and several interactive viewing applications. Its channels consist of FOX SPORTS 501, FOX LEAGUE, FOX SPORTS 503, FOX FOOTY, FOX SPORTS 505, FOX SPORTS 506, FOX SPORTS MORE and FOX SPORTS NEWS that broadcast over 13,000 hours of live sports programming per year reaching FOXTEL, Telstra and Optus subscription television customers. FOX SPORTS Australia’s access to compelling local and international sports programming, as well as its production of high-quality original sports content has made it the leading sports programming provider in

Australia. FOX SPORTS Australia also operates foxsports.com.au, a leading general sports website in Australia, and offers several interactive mobile and tablet applications that extend the reach of its content across multiple platforms. FOX SPORTS Australia is distributed via longstanding carriage agreements with pay-TV providers (mainly Foxtel) in Australia and generates revenue primarily through affiliate fees payable under these carriage agreements, as well as advertising sales. Results at the Cable Network Programming segment can fluctuate due to the timing and mix of the Company’s local and international sports programming, as expenses associated with licensing certain programming rights are recognized during the applicable season or event.

FOX SPORTS Australia competes primarily with ESPN, beIN SPORTS, the Free-To-Air (“FTA”) channels and certain telecommunications companies in Australia.

Australian News Channel

ANC, acquired in December 2016, owns and operates six channels featuring the latest in news, politics, sports, entertainment, public affairs, business and weather. ANC is licensed by Sky International AG to use Sky trademarks and domain names in connection with its operation and distribution of channels and services. ANC’s channels consist of SKY NEWS LIVE, SKY NEWS BUSINESS, SKY NEWS WEATHER, SKY NEWS Multiview, A-PAC Australia’s Public Affairs Channel and SKY NEWS New Zealand. ANC channels are broadcast throughout Australia and New Zealand and available on Foxtel and Sky Television. ANC also owns and operates the international Australia Channel IPTV service and offers content across a variety of digital media platforms, including mobile, podcasts and social media websites.

ANC competes primarily with other news providers in Australia and New Zealand via its subscription television channels, third party content arrangements and free domain website. Its Australia Channel IPTV service also competes against “over-the-top” IPTV subscription-based news providers in regions outside of Australia and New Zealand.

Other

The Other segment includes the Company’s general corporate overhead expenses, corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group was formed to identify new products and services across the Company’s businesses to increase revenues and profitability and to target and assess potential acquisitions, investments and dispositions. Initiatives include News IQ, the Company’s new data-driven digital advertising platform that will enable targeting and engagement of audiences at scale across our network of assets. As part of its ongoing role in assessing potential acquisitions and investments, the corporate Strategy and Creative Group also oversaw the Company’s acquisitions of Move, a leading provider of online real estate services in the U.S., and Unruly, a leading global video advertising distribution platform, as well as its strategic digital investments in India, including Elara, which owns PropTiger.com, Housing.com and Makaan.com.

Equity Investments

Foxtel

The Company and Telstra, an ASX-listed telecommunications company, each own 50% of Foxtel, the largest pay-TV provider in Australia. Foxtel had approximately 2.8 million subscribing households throughout Australia as of June 30, 2017 through cable, satellite and IP distribution.

Foxtel delivers 200 channels (including standard definition channels, high definition versions of some of those channels and audio and interactive channels) covering news, sports, general entertainment, movies, documentaries, music and children’s programming. Foxtel’s premium content includes FOX SPORTS Australia’s suite of sports channels such as FOX SPORTS 501, FOX LEAGUE, FOX SPORTS 503, FOX

FOOTY, FOX SPORTS 505, FOX SPORTS 506, FOX SPORTS MORE and FOX SPORTS NEWS, and television content from HBO, FOX and Universal, among others. Foxtel also owns and operates 30 channels, including general entertainment and movie channels, and sources an extensive range of movie programming through arrangements with major U.S. studios. Foxtel’s channels are distributed to subscribers via both Telstra’s hybrid fibrecoaxial cable network and a long-term contracted satellite platform provided by Optus. Cable and satellite distribution is enabled by Foxtel’s set-top boxes, including the iQ3. Foxtel also offers versions of its services via the Internet through Foxtel Now, an Internet television service available on a number of compatible devices (including mobile phones, tablets, personal computers, Chromecast, Telstra TV, Sony PlayStation, Xbox One and select smart TVs), and Foxtel App, an Internet television service that allows subscribers to watch Foxtel channels via mobile devices and tablets. Foxtel also offers a triple play bundle product, which consists of Foxtel’s existing pay-TV services, sold together with broadband and/or home phone services.

Foxtel generates revenue primarily through subscription revenue as well as advertising revenue. For the year ended June 30, 2017, in accordance with U.S. generally accepted accounting principles (“GAAP”), Foxtel recorded revenues of $2.4 billion, net income of $59 million and earnings before interest, taxes and depreciation and amortization, or EBITDA, of $568 million. Management believes that EBITDA is an appropriate measure for evaluating the operating performance of this business for the reasons set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Analysis” with respect to Segment EBITDA. In the year ended June 30, 2017, Foxtel’s average broadcast residential recurring subscription revenue per user, or ARPU, was A$86 (US$65) per month (as calculated by Foxtel), and its annualized residential subscriber churn rate based on data for the year ended June 30, 2017 was 15.1% (as calculated by Foxtel). In addition, Foxtel had approximately $1.65 billion of indebtedness outstanding as of June 30, 2017 (excluding $740 million of shareholder loans due to Telstra and the Company). The amount included for Foxtel in the Company’s Equity earnings of affiliates was $(265) million for the year ended June 30, 2017.

The Company and Telstra each have the right to appoint one-half of the board of directors of Foxtel. In addition, the Company has the right to appoint the Chief Executive Officer and Chief Financial Officer of Foxtel, while Telstra has the right to terminate these officers.

Foxtel competes for audiences primarily with FTA TV operators in Australia, including the three major commercial FTA networks and two major government-funded FTA broadcasters, as well as other pay-TV operators, IP television providers and subscription video-on-demand services such as Fetch TV, Netflix, Stan and Amazon Prime Video. Foxtel provides a 200-channel selection with premium and exclusive content and a wide array of digital and mobile features that are not available to viewers on these alternative providers. Through innovations such as digital HD channels, the extension of pay-TV programming to mobile devices, the use of DVR and Electronic Program Guide technology, including the iQ3 set-top box, its investment in On Demand capability and programming and benefits through broadband bundling, the Company believes Foxtel offers subscribers a compelling alternative to its competitors.

Governmental Regulation

General

Various aspects of the Company’s activities are subject to regulation in numerous jurisdictions around the world. The introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed, and changes in the enforcement of existing laws and regulations in those countries, could have a negative impact on the Company’s interests.

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

Data Privacy and Security

Our business activities are subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve and have implications for how such data is managed. For example, in the U.S., certain of the Company’s websites, mobile applications and other online business activities are subject to the Children’s Online Privacy Protection Act of 1998, which prohibits websites from collecting personally identifiable information online from children under age 13 without prior parental consent. In addition, the Federal Trade Commission continues to expand its application of general consumer protection laws to commercial data practices, including to the use of personal and profiling data from online users to deliver targeted Internet advertisements. Most states have also enacted legislation regulating data privacy and security, including laws requiring businesses to provide notice to state agencies and to individuals whose personally identifiable information has been disclosed as a result of a data breach.

Similar laws and regulations have been implemented in many of the other jurisdictions in which the Company operates, including the European Union and Australia. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which is intended to provide a uniform set of rules for personal data processing throughout the European Union and to replace the existing Data Protection Directive (Directive 95/46/EC). Fully applicable and enforceable as of May 25, 2018, the GDPR expands the regulation of the collection, processing, use and security of personal data, contains stringent conditions for consent from data subjects, strengthens the rights of individuals, including the right to have personal data deleted upon request, continues to restrict the trans-border flow of such data, requires companies to conduct privacy impact assessments to evaluate data processing operations that are likely to result in a high risk to the rights and freedoms of individuals, requires mandatory data breach reporting and notification, significantly increases penalties for non-compliance (up to 20 million Euros, or approximately 23 million U.S. dollars, or 4% of an entity’s worldwide annual turnover in the preceding financial year, whichever is higher) and increases the enforcement powers of the data protection authorities. The European Union is also considering an update to its Privacy and Electronic Communication (e-Privacy) Directive to, among other things, amend the current directive’s rules on the use of cookies.

In 2015, the European Court of Justice invalidated the U.S.-E.U. Safe Harbor framework, one of the legal mechanisms through which personal data could be transferred from the European Union to the United States, and the mechanism relied upon by the Company with respect to certain personal data transfers among the Company’s businesses, and between the Company and some of its third party service providers. In 2016, the European Commission adopted a new transfer mechanism between the U.S. and the E.U. called the Privacy Shield. The Company has not certified to, and does not rely on, the Privacy Shield framework for data transfers among the Company’s businesses and instead relies on other mechanisms. However, certain of the Company’s service providers do rely on the Privacy Shield. The Privacy Shield is subject to significant uncertainty, including an annual review procedure by U.S. and E.U. authorities, that could affect the Company’s or its service providers’ obligations thereunder. The other mechanisms that the Company and certain of its service providers rely on to address the European data protection requirements for transfers of data, including the European Union standard

Model Contractual Clauses, are also subject to uncertainty and legal challenges. Challenges to existing data transfer mechanisms, and any future legal challenges to data transfer mechanisms that may be adopted, could cause the Company to incur additional costs, require us to change business practices or affect the manner in which we provide our services.

In Australia, data privacy laws impose additional requirements on organizations that handle personal data by, among other things, requiring the disclosure of cross-border data transfers, placing restrictions on direct marketing practices and imposing mandatory data breach reporting, and additional data privacy and security requirements and industry standards are under consideration.

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

The interpretation and application of data privacy and security laws are often uncertain, in flux, and evolving in the United States and internationally. The Company continues to monitor pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments, including any changes required in the Company’s data privacy and security compliance programs.

U.K. Press Regulation

As a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by former Prime Minister David Cameron in mid-2011, a Royal Charter on Self-Regulation of the Press was granted in 2013, which established a Press Recognition Panel responsible for approving, overseeing and monitoring a new press regulatory body or bodies. Once approved by the Press Recognition Panel, the new press regulatory body or bodies would be responsible for overseeing participating publishers. In addition to the Royal Charter and establishment of the new Press Recognition Panel, legislation has been passed that provides that publishers who are not members of an approved regulator may be liable for exemplary damages in certain cases where such damages are not currently awarded and, if Section 40 of the Crime and Courts Act 2013 is enacted, the payment of costs for both parties in libel actions in certain circumstances.

In late 2013, publications representing the majority of the industry in the U.K., including News UK, entered into binding contracts to form an alternative new regulator instead, the Independent Press Standards Organisation, or IPSO. IPSO, which began operating in September 2014, currently has no plans to apply for recognition from the Press Recognition Panel. IPSO has an independent chairman and a 12-member board, the majority of which are independent. IPSO oversees the Editors’ Code of Practice, requires members to implement appropriate internal governance processes and requires self-reporting of any failures, provides a complaints handling service, has the ability to require publications to print corrections and has the power to investigate serious or systemic breaches of the Editors’ Code of Practice and levy fines of up to £1 million. IPSO has also introduced a pilot arbitration scheme to resolve claims against publications. The burdens IPSO imposes on the print media, including the Company’s newspaper publishing businesses in the U.K., may result in competitive disadvantages versus other forms of media and may increase the costs of regulatory compliance.

U.K. Radio Broadcasting Regulation

The Company’s radio stations in the U.K. and Ireland are also subject to governmental regulation by the relevant broadcast authorities as the Company is required to obtain and maintain licenses from such authorities to operate these stations. Although the Company expects its licenses will, where relevant, be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Non-compliance by the Company with the requirements associated with such licenses or other applicable laws and regulations, including of the relevant authority, could result in fines, additional license conditions, license revocation or other adverse regulatory actions.

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

Employees

As of June 30, 2017, the Company had approximately 26,000 employees, of whom approximately 9,000 were located in the U.S., 4,000 were located in the U.K. and 9,000 were located in Australia. Of the Company’s employees, approximately 5,000 were represented by various employee unions. The contracts with such unions will expire during various times over the next several years. The Company believes its current relationships with employees are generally good.

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

The Company derives substantial revenues from the sale of advertising through its newspapers, integrated marketing services, digital media properties and radio stations. The Company and its affiliates also derive revenues from the sale of advertising on their cable channels and pay-TV programming. Expenditures by advertisers tend to be cyclical, reflecting overall economic and business conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of retail, national and classified advertising revenue. Changes in gross domestic product, consumer spending, housing sales, auto sales, unemployment rates and job creation, as well as federal, state and local election cycles, all impact demand for advertising. Certain sectors of the economy account for a significant portion of the Company’s advertising revenues, including retail, technology and finance. Some of these sectors, such as retail, are more susceptible to weakness in economic conditions and have also been under pressure from increased online competition. A decline in the economic prospects of these and other advertisers or the economy in general could alter current or prospective advertisers’ spending priorities or result in consolidation or closures across various industries, which may also reduce the Company’s overall advertising revenue.

The Company’s ability to generate advertising revenue is also dependent on demand for the Company’s products and services, demographics of the customer base, advertising rates and results observed by advertisers. For example, circulation levels for the Company’s newspapers, ratings points for its cable channels and number of listeners for its radio stations are among the factors that are weighed by advertisers when determining the amount of advertising to purchase from the Company as well as advertising rates. For the Company’s digital media properties, including its digital real estate sites, advertisers use various metrics to evaluate consumer demand such as the number of visits, number of users and user engagement. Demand for the Company’s products and services depends in turn upon the Company’s ability to differentiate and distinguish those products and services and anticipate and adapt to changes in consumer tastes and behaviors in a timely manner. Technological and other developments may cause changes in consumer behavior that could affect the attractiveness of the Company’s offerings to advertisers.

The increasing popularity of digital media among consumers as a source of news and other content is driving a corresponding shift in advertising from traditional print to digital, and the Company’s print advertising revenues have declined in each of its last three fiscal years. The development of new devices and technologies, as well as higher consumer engagement with other forms of digital media such as online and mobile social networking, are increasing the number of media choices and formats available to audiences, resulting in audience fragmentation and increased competition for advertising. The range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. In addition, in the past, rates have been generally lower for mobile advertising than for desktop advertising. As a result, increasing consumer reliance on mobile devices may add additional pricing pressure. Consequently, the Company’s digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption.

The digital advertising market also continues to undergo significant changes that may further impact digital advertising revenues. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are playing a more significant role in the advertising marketplace and may cause further downward pricing pressure. New delivery platforms may also lead to loss of distribution and pricing control and loss of a direct relationship with consumers. In addition, evolving standards for the delivery of digital advertising, including the industry-wide standard on viewability, as well as the development and adoption of technology designed to block, change the location of, or obscure, the display of advertising on websites and mobile devices and/or block or delete cookies, may also negatively impact digital advertising revenues. As the digital advertising market continues to evolve, the Company’s ability to compete successfully for advertising budgets will depend on, among other things, its ability to drive scale, engage and grow digital audiences, derive better demographic and other information about its users, develop new digital advertising products and formats such as branded content, and video and mobile advertising, and prove the value of its advertising and the effectiveness of the Company’s platforms to its advertising customers, including through more targeted, data-driven offerings.

While the Company has adopted a number of strategies and initiatives to address these challenges, there can be no guarantee that its efforts will be successful. If the Company is unable to demonstrate the continuing value of its various platforms and high-quality content and brands or offer advertisers unique multi-platform advertising programs, its results may suffer. A decrease in advertising expenditures by the Company’s customers, reduced demand for the Company’s offerings or a surplus of advertising inventory could lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses and assets, results of operations and financial condition.

The Company’s Businesses Face Significant Competition from Other Sources of News, Information and Entertainment Content.

The Company’s businesses face significant competition from other sources of news, information and entertainment content, including both traditional and new content providers. This competition has intensified as a result of the continued development of new digital and other technologies and platforms, and the Company may be adversely affected if consumers migrate to other media alternatives. For example, advertising and circulation revenues in the Company’s News and Information Services segment may continue to decline, reflecting general trends in the newspaper industry such as declining newspaper buying by younger audiences and consumers’ increasing reliance on a variety of content providers, including news aggregation websites, social media platforms and customized news feeds, for the delivery of news and information through the Internet, often without charge. Internet sites and mobile applications devoted to recruitment, automobile sales and real estate services have become significant competitors of the Company’s newspapers and websites for classified advertising sales. In addition, due to innovations in content distribution platforms, consumers are now more readily able to watch Internet-delivered content on television sets and mobile devices, in some cases also without charge, which could reduce consumer demand for the Company and its affiliates’ television programming and pay-TV services and adversely affect both its subscription revenue and advertisers’ willingness to purchase television advertising from the Company.

The Company’s ability to compete effectively depends upon its ability to differentiate and distinguish its products and services and anticipate and adapt to changes in consumer tastes and behaviors, which in turn, depends on many factors both within and beyond its control. For example, the Company relies on audience acceptance of the high-quality differentiated content in its newspapers, book titles, cable channels, pay-TV programming and radio stations in order to retain and grow their audiences. Similarly, the success of the Company’s digital real estate services business depends in part on providing more comprehensive, current and accurate real estate listing data than its competitors, which the Company generally obtains through short-term arrangements with MLSs, real estate brokers, real estate agents and other third parties that may not be renewed and/or may be terminated with limited or no notice. However, when faced with a multitude of media choices, consumers may place greater value on when, where, how and at what price they consume content than they do on the source, quality or reliability of such content. Online traffic is also driven by internet search results, which are based on algorithms that may, among other things, de-prioritize the Company’s paid content. Any failure to successfully manage, and adapt to changes in, search engine optimization across the Company’s businesses could result in significant decreases in traffic to our digital properties, lower advertiser interest in those properties and increased costs if free traffic is replaced with paid traffic or otherwise adversely affect the Company’s business.

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

Technology continues to evolve rapidly, and the resulting changes in consumer behavior and preferences create constant opportunities for new and existing competitors that can quickly render the Company’s products and services less valuable. For example, alternative methods for the delivery, storage and consumption of digital content, including the distribution of news and other content through social networking tools and on mobile and other devices, often without charge, digital distribution models for books and Internet and mobile distribution of video content via streaming and downloading, have empowered consumers to seek more control over when, where, how and at what price they consume digital content. Enhanced Internet capabilities and the development of new media channels may continue to reduce the demand for the Company’s newspapers, television programs and other products, and if the Company is unable to introduce engaging, useful and reliable new products tailored for, and available across, these new devices and platforms, including mobile, the Company’s revenues, results of operations and financial condition could be adversely affected.

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

In order to succeed, the Company must continue to innovate to ensure that its products and services remain relevant and useful for consumers and customers. The Company may be required to incur significant capital expenditures and other costs in order to respond to new technologies, new and enhanced offerings from its competitors and changes in consumer behavior, and to attract and retain employees with the skill sets and knowledge base needed to successfully operate its digital businesses, and there is a risk that its responses and strategies to remain competitive, including distribution of its content on a “pay” basis, may not be adopted by consumers. The Company’s failure to protect and exploit the value of its content, while responding to and developing new technologies, distribution channels and platforms, products, services and business models to take advantage of advancements in technology and the latest consumer preferences could cause its customer, audience and/or user base or its advertisers to decline, in some cases precipitously, and could have a significant adverse effect on its businesses, asset values, financial condition and results of operations.

The Inability to Renew Sports Programming Rights Could Cause the Revenue of Certain of the Company’s Operating Businesses to Decline Significantly in any Given Period, and Programming Costs Could Also Increase Upon Renewal.

The sports rights contracts between certain of the Company’s operating businesses, on the one hand, and various professional sports leagues and teams, on the other, have varying duration and renewal terms. As these contracts expire, renewals on favorable terms may be sought; however, third parties may outbid the current rights holders for the rights contracts. In addition, professional sports leagues or teams may create their own networks or the renewal costs could substantially exceed the original contract cost. The loss of rights could impact the extent of the sports coverage offered by the Company and its affiliates and lead to customer or audience dissatisfaction or, in some cases, loss of customers or audiences, which could, in turn, adversely affect its revenues. Upon renewal, the Company’s results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in subscriber and carriage fees and advertising rates.

Fluctuations in Foreign Currency Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.

The Company has significant operations in a number of foreign jurisdictions and certain of its operations are conducted in foreign currencies, primarily the Australian dollar and the British pound sterling. Since the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on the Company’s earnings, which could, in turn, have an adverse effect on its reported results of operations in a given period or in specific markets. In particular, the British pound sterling experienced a significant weakening against the U.S. dollar following the U.K.’s June 2016 referendum in which voters approved the U.K.’s exit from the European Union, commonly referred to as “Brexit.” This weakness caused the local currency results of the Company’s U.K. operations to be translated into fewer U.S. dollars, which adversely affected our reported results. The impact of foreign currency fluctuations of the U.S. dollar against the British pound sterling resulted in a decrease in reported revenues at our U.K. newspapers of approximately $177 million for the fiscal year ended June 30, 2017 as compared to the prior year. Exchange rates between the U.S. dollar and the British pound sterling are expected to remain volatile due to recent political uncertainty in the U.K. and the negotiation of its exit from the European Union.

Weak Domestic and Global Economic Conditions and Volatility and Disruption in the Financial and Other Markets May Adversely Affect the Company’s Business.

The U.S. and global economies have undergone, and continue to experience, periods of economic and market uncertainty, including following Brexit and the most recent U.S. presidential election. These conditions have in the past resulted in, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, lower consumer net worth and a dramatic decline in the real estate market. The resulting pressure on the labor and retail markets and the downturn in consumer confidence weakened the economic climate in certain markets in which the Company does business and had an adverse effect on its business, results of operations, financial condition and liquidity, including advertising revenues. Any continued or recurring economic weakness could further impact the Company’s business, reduce its advertising and other revenues and negatively impact the performance of its newspapers, books, digital real estate services business, television operations, radio stations and other consumer products and services. In addition, further volatility and disruption in the financial markets could make it more difficult and expensive for the Company to obtain financing. These conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company, including as a result of their inability to obtain capital on acceptable terms. The Company is particularly exposed to certain Australian business risks, including specific Australian legal and regulatory risks, consumer preferences and competition, because it holds a substantial amount of Australian assets and generated approximately 29% of its fiscal 2017 revenues from Australia. As a result, the Company’s results of operations may be adversely affected by negative developments in the Australian market. The Company also generated approximately 19% of its fiscal 2017 revenues from the U.K., which is experiencing a period of economic and market uncertainty as a result of Brexit. While the impact of Brexit is difficult to predict, it could significantly affect the fiscal, monetary and regulatory landscape, lead other member countries to consider leaving the European Union, result in additional volatility and disruption in the financial and other markets and have an adverse impact on the Company’s businesses in the U.K. and elsewhere. Although the Company believes that its capitalization, operating cash flow and current access to credit markets, including the Company’s revolving credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that any further volatility and disruption in domestic and global capital and credit markets will not impair the Company’s liquidity or increase its cost of borrowing.

The Company Has Made and May Continue to Make Strategic Acquisitions and Investments That Introduce Significant Risks and Uncertainties.

In order to position its business to take advantage of growth opportunities, the Company has made and may continue to make strategic acquisitions and investments that involve significant risks and uncertainties. These risks and uncertainties include, among others: (1) the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other anticipated benefits, (3) the potential loss of key employees of the acquired businesses, (4) with respect to investments, risks associated with the inability to control the operations of the business, (5) the risk of diverting the attention of the Company’s senior management from the Company’s operations, (6) the risks associated with integrating financial reporting and internal control systems, (7) the difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses, (8) potential future impairments of goodwill associated with the acquired business or investment, (9) in the case of foreign acquisitions and investments, the impact of specific economic, tax, currency, political, legal and regulatory risks associated with the relevant countries, (10) liabilities, both known and unknown, associated with the acquired businesses or investments and (11) in some cases, increased regulation.

If any acquired business or investment fails to operate as anticipated or an acquired business cannot be successfully integrated with the Company’s existing businesses, the Company’s business, results of operations, financial condition and reputation could be adversely affected, and the Company may be required to record non-cash impairment charges for the write-down of certain acquired assets.

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

The Company Relies on Network and Information Systems and Other Technology Whose Failure or Misuse Could Cause a Disruption of Services or Loss or Improper Disclosure of Personal Data, Business Information, Including Intellectual Property, or Other Confidential Information, Resulting in Increased Costs, Loss of Revenue or Other Harm to our Business.

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities. The Company also relies on third party providers for certain technology and “cloud-based” systems and services that support a variety of business operations. Network and information systems-related events affecting the Company’s systems, or those of third parties upon which the Company’s business relies, such as computer compromises, cyber threats and attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, equipment failure, natural disasters (including extreme weather), terrorist activities, war, human or technological error or malfeasance that may affect such systems, could result in disruption of the Company’s business and/or loss, corruption or improper disclosure of personal data, business information, including intellectual property, or other confidential information. In addition, any design or manufacturing defects in, or the improper implementation of, hardware or software applications the Company develops or procures from third parties could unexpectedly compromise information security. In recent years, there has been a rise in the number of cyberattacks on companies’ network and information systems, and such attacks have become more sophisticated, targeted and difficult to detect and prevent against. As a result, the risks associated with such an event continue to increase, particularly as the Company’s digital businesses expand. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and incidents, none of which have been material to the Company to date, individually or in the aggregate. While the Company and its vendors have developed and implemented security measures and internal controls that are designed to protect personal data, business information, including intellectual property, and other confidential information, to prevent data loss, and to prevent or detect security breaches, such security measures cannot provide absolute security and may not be successful in preventing these events from occurring, particularly given that techniques used to access, disable or degrade service, or sabotage systems change frequently, and any network and information systems-related events could require the Company to expend significant resources to remedy such event. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. While the Company maintains cyber risk insurance, this insurance may not be sufficient to cover all losses from any future breaches of our systems.

A significant failure, compromise, breach or interruption of the Company’s systems, or those of third parties upon which its business relies, could result in a disruption of its operations, customer, audience or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations and enforcement actions, lawsuits, remediation costs, a loss of customers, audience, advertisers or revenues and other financial losses. If any such failure, interruption or similar event results in the improper disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including financial, personal, credit card, confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. In addition, media or other reports of perceived security vulnerabilities to our systems or those of third parties upon which the Company’s business relies, even if nothing has actually been attempted or occurred, could also adversely impact our brand and reputation and materially affect our business.

The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.

As a result of adverse developments in the Company’s industry and challenging economic and market conditions, the Company may recognize impairment charges for write-downs of goodwill, intangible assets, investments and other long-lived assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s financial results. When the Company acquires a business, it records goodwill in an amount equal to the excess of the fair value of the acquired business over the fair value of the identifiable assets and liabilities, including intangible assets, as of the acquisition date. The Company’s management must regularly evaluate goodwill and other intangible assets expected to contribute indefinitely to the Company’s cash flows in order to determine whether, based on projected discounted future cash flows, the carrying value for such assets exceeds current fair value and the Company should recognize an impairment. In accordance with GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including newspaper mastheads, distribution networks, publishing imprints, radio broadcast licenses, trademarks and trade names, channel distribution agreements, publishing rights and customer relationships, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as prevailing conditions in the business environment, capital markets or the economy generally and actual or projected operating results, require the performance of an interim impairment assessment of those assets, as well as other investments and long-lived assets, or require the Company to engage in any additional business restructurings to address these conditions. Any significant shortfall, now or in the future, in advertising revenue and/or the expected popularity of the programming for which the Company has acquired rights could lead to a downward revision in the fair value of certain reporting units. Any downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or other long-lived assets could result in additional impairments for which non-cash charges would be required. Any such charge could be material to the Company’s reported results of operations. For example, in fiscal 2017, the Company recognized non-cash impairment charges of approximately $785 million, primarily related to the write-down of fixed assets at its U.K. and Australian newspapers, and a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. In addition, as of June 30, 2017, the Company had approximately $1.4 billion of goodwill and $1.2 billion of investments that are at risk for future impairment because the fair values of the corresponding reporting units and investments exceeded their carrying values by less than 3%. The Company may also incur additional restructuring charges in the future if it is required to further realign its resources in response to significant shortfalls in revenue or other adverse trends.

The Company’s Business Could Be Adversely Impacted by Changes in Governmental Policy and Regulation.

Various aspects of the Company’s activities are subject to regulation in numerous jurisdictions around the world, and the introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed, and changes in the enforcement of existing laws and regulations in those countries, could have a negative impact on its interests. In addition, laws and regulations in some international jurisdictions differ from those in the United States, and the enforcement of those laws and regulations may be inconsistent and unpredictable. The Company may incur substantial costs or be required to change its business practices in order to comply with applicable laws and regulations and could incur substantial penalties or other liabilities in the event of any failure to comply.

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

The Company’s business activities are also subject to various laws and regulations in the United States and internationally governing the collection, use, sharing, protection and retention of personal data, which have implications for how such data is managed. Complying with these laws and regulations could be costly, require us to change our business practices, or limit or restrict aspects of the Company’s business in a manner adverse to our business operations. Many of these laws and regulations continue to evolve, and substantial uncertainty surrounds their scope and application. The Company’s failure to comply, even if inadvertent or in good faith, could result in exposure to enforcement by U.S. federal or state or foreign governments or private actors, as well as significant negative publicity and reputational damage. An example of such a law is the European Union’s recently adopted GDPR, which expands the regulation of personal data processing throughout the European Union and significantly increases penalties for non-compliance. See “Governmental Regulation—Data Privacy and Security” for more information. Finally, because some of our products and services are available on the Internet, we may be subject to laws or regulations exposing us to liability or compliance obligations even in jurisdictions where the Company does not have a substantial presence.

In addition, the Company’s newspaper publishing businesses in the U.K. are now subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, which was established by former Prime Minister David Cameron in mid-2011. The U.K. Government subsequently published a Royal Charter on Self-Regulation of the Press which established a Press Recognition Panel responsible for approving and monitoring a new press regulatory body. Publishers who are not members of an approved regulator, including the Company, may be subject to exemplary damages in privacy and libel cases and, if Section 40 of the Crime and Courts Act 2013 is enacted, the payment of costs for both parties in libel actions in certain circumstances. The majority of the U.K. press, including News UK, has established an alternative regulator, the Independent Press Standards Organisation, or IPSO, which began operating in September 2014. IPSO, which has indicated that it does not intend to seek approval by the Press Recognition Panel, has powers to impose burdens on its print media members in the U.K. These powers, which include the ability to impose fines of up to £1 million for systemic breaches of IPSO’s Editor’s Code of Practice, may result in competitive disadvantages versus other forms of media and may increase the costs of regulatory compliance. Depending on the political environment, the second phase of the Leveson inquiry may be commenced, investigating the relationship between the press and the police.

The Company’s radio stations in the U.K. and Ireland are also subject to governmental regulation by the relevant broadcast authorities as the Company is required to obtain and maintain licenses from such authorities to operate these stations. Although the Company expects its licenses will, where relevant, be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Non-compliance by the Company with the requirements associated with such licenses or other applicable laws and regulations, including of the relevant authority, could result in fines, additional license conditions, license revocation or other adverse regulatory actions.

Adverse Results from Litigation or Other Proceedings Could Impact the Company’s Business Practices and Operating Results.

From time to time, the Company is party to litigation, as well as to regulatory and other proceedings with governmental authorities and administrative agencies, including with respect to antitrust, tax, data privacy and security, intellectual property and other matters. See “Item 3. Legal Proceedings” and Note 15 to the Financial Statements for a discussion of certain matters. The outcome of these matters and other litigation and proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages, injunctive relief or settlement costs that could adversely affect the Company’s results of operations or financial condition as well as the Company’s ability to conduct its business as it is presently being conducted. For example, in February 2016, the Company entered into a settlement agreement relating to an action brought by customers of the NAM business pursuant to which it subsequently paid the plaintiffs and their attorneys approximately $250 million; the Company also settled related claims for approximately $30 million. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel, and other factors.

The Company Could Be Subject to Significant Additional Tax Liabilities.

The Company is subject to taxation in U.S. federal, state and local jurisdictions and various non-U.S. jurisdictions, including Australia and the U.K. The Company’s effective tax rate is impacted by the tax laws, regulations, practices and interpretations in the jurisdictions in which it operates and may fluctuate significantly from period to period depending on, among other things, the geographic mix of the Company’s profits and losses, changes in tax laws and regulations or their application and interpretation, the outcome of tax audits and changes in valuation allowances associated with the Company’s deferred tax assets. Evaluating and estimating the Company’s tax provision, current and deferred tax assets and liabilities and other tax accruals requires significant management judgment, and there are many transactions for which the ultimate tax determination is uncertain.

The Company’s tax returns are routinely audited by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns or positions taken by the Company, and as a result, tax-related settlements or litigation may occur, resulting in additional income tax liabilities against the Company. Although the Company believes it has appropriately accrued for the expected outcome of tax reviews and examinations and any related litigation, the final outcomes of these matters could differ materially from the amounts recorded in the Financial Statements. As a result, the Company may be required to recognize additional charges in its Statements of Operations and pay significant additional amounts with respect to current or prior periods, or its taxes in the future could increase, which could affect its operating results and financial condition.

In connection with the Separation, 21st Century Fox received a private letter ruling from the Internal Revenue Service (“IRS”) and an opinion from its tax counsel confirming the tax-free status of the Separation for U.S. federal income tax purposes. The private letter ruling and the opinion relied on certain facts and assumptions, and certain representations from the Company and 21st Century Fox regarding the past and future conduct of their respective businesses and other matters. Notwithstanding the receipt of the private letter ruling and the opinion, the IRS could determine on audit that the distribution or the related internal reorganization transactions should be treated as taxable transactions if any of these facts, assumptions, representations or undertakings is not correct or has been violated. If the internal reorganization and/or the distribution is ultimately determined to be taxable, 21st Century Fox and/or the Company would recognize gains on the internal reorganization and 21st Century Fox would recognize gain in an amount equal to the excess of the fair market value of shares of the Company’s common stock distributed to 21st Century Fox’s stockholders on the Distribution Date over 21st Century Fox’s tax basis in such shares. The Company may in certain circumstances be required to indemnify 21st Century Fox for liabilities arising out of the foregoing. Specifically, under the terms of the Tax Sharing and Indemnification Agreement that the Company and 21st Century Fox entered into in connection with the Separation, in the event that the distribution or the internal transactions intended not to be subject to tax were determined to be subject to tax and such determination was the result of certain actions taken, or omitted to be taken, after the Separation by the Company or any of its subsidiaries and such actions (1) were inconsistent with any representation or covenant made in connection with the private letter ruling or opinion of 21st Century Fox’s tax counsel, (2) violated any representation or covenant made in the Tax Sharing and Indemnification Agreement, or (3) the Company or any of its subsidiaries knew or reasonably should have expected, after consultation with its advisors, could result in any such determination, the Company will be responsible for any tax-related liabilities incurred by 21st Century Fox as a result of such determination. In addition, other tax authorities could determine on audit that the distribution or the related internal reorganizations should be treated as taxable transactions resulting in additional tax liabilities.

Recently, the U.S. government has indicated that corporate tax reform is a high priority and has proposed sweeping changes to the U.S. tax system. These reforms may include changes to corporate tax rates, changes in the taxation of income earned outside the United States and taxing previously unremitted foreign earnings at concessional tax rates. We cannot determine whether some or all of these or other proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law. If U.S. tax laws change in a manner that increases our tax obligations, our financial position and results of operations could be adversely impacted.

The Company’s International Operations Expose it to Additional Risks that Could Adversely Affect its Business, Operating Results and Financial Condition.

In its fiscal year ended June 30, 2017, approximately 54% of the Company’s revenues were derived outside the U.S., and the Company is focused on expanding the international scope of its operations. There are risks inherent in doing business internationally, including (1) issues related to managing international operations; (2) economic uncertainties and volatility in local markets and political or social instability; (3) potentially adverse changes in tax laws and regulations; (4) compliance with international laws and regulations, including foreign ownership restrictions and data privacy requirements; (5) compliance with anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the UK Bribery Act; (6) restrictions on repatriation of funds and foreign currency exchange; and (7) compliance with local labor laws and regulations. For example, Brexit may, among other things, adversely affect economic and market conditions in the U.K. and the E.U. and create uncertainty around doing business in the U.K., including with respect to data protection and transfer, tax rates and the recruitment and retention of employees. Events or developments related to these and other risks associated with the Company’s international operations could result in reputational harm and have an adverse impact on the Company’s business, financial condition, operating results and prospects. Challenges associated with operating globally may increase as the Company continues to expand into geographic areas that it believes represent the highest growth opportunities.

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

The Company’s Business Relies on Certain Intellectual Property and Brands.

The Company’s businesses rely on a combination of trademarks, trade names, copyrights, patents, domain names and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect their intellectual property and brand names. The Company believes its proprietary trademarks, trade names, copyrights, patents, domain names and other intellectual property rights are important to its continued success and its competitive position. However, the Company cannot ensure that these intellectual property rights will be upheld if challenged or that these rights will protect the Company against infringement claims by third parties, and effective intellectual property protection may not be available in every country or region in which the Company operates or where its products are available. Any failure by the Company to effectively protect its intellectual property or brands could adversely impact the Company’s results of operations or financial condition. In addition, the Company may be contractually required to indemnify other parties against liabilities arising out of any third party infringement claims.

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control.

Newsprint is one of the largest expenses of the Company’s newspaper publishing units. During the quarter ended June 30, 2017, the Company’s average cost per ton of newsprint was approximately 10% lower than its historical average annual cost per ton over the past five fiscal years on a constant currency basis. The price of newsprint has historically been volatile and the closure and consolidation of newsprint mills over the years has reduced the number of suppliers, which has led to increases in newsprint prices. Failure to maintain the Company’s current consumption levels, further supplier closure and consolidation or the inability to maintain the Company’s existing relationships with its newsprint suppliers could adversely impact newsprint prices in the future.

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

The Market Price of the Company’s Stock May Fluctuate Significantly.

The Company cannot predict the prices at which its common stock may trade. The market price of the Company’s common stock may fluctuate significantly, depending upon many factors, some of which may be beyond its control, including: (1) the Company’s quarterly or annual earnings, or those of other companies in its industry; (2) actual or anticipated fluctuations in the Company’s operating results; (3) success or failure of the Company’s business strategy; (4) the Company’s ability to obtain financing as needed; (5) changes in accounting standards, policies, guidance, interpretations or principles; (6) changes in laws and regulations affecting the Company’s business; (7) announcements by the Company or its competitors of significant new business developments or customers; (8) announcements by the Company or its competitors of significant acquisitions or dispositions; (9) changes in earnings estimates by securities analysts or the Company’s ability to meet its earnings guidance, if any; (10) the operating and stock price performance of other comparable companies; (11) investor perception of the Company and the industries in which it operates; (12) results from material litigation or governmental investigations; (13) changes in capital gains taxes and taxes on dividends affecting stockholders; and (14) overall market fluctuations and general economic conditions.

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

Certain of the Company’s directors and executive officers own shares of 21st Century Fox’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of the Company’s officers and directors also serve as officers and/or as directors of 21st Century Fox, including K. Rupert Murdoch, who serves as the Company’s Executive Chairman and Executive Chairman of 21st Century Fox, Lachlan K. Murdoch, who serves as the Company’s Co-Chairman and Executive Chairman of 21st Century Fox, and James R. Murdoch, who serves as a director of the Company and Chief Executive Officer of 21st Century Fox. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for the Company and 21st Century Fox. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Company and 21st Century Fox regarding the terms of the agreements governing the internal reorganization, the Separation and the relationship thereafter between the companies, including with respect to the indemnification of certain matters. In addition to any other arrangements that the Company and 21st Century Fox may agree to implement, the Company and 21st Century Fox have agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.

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

•	the requirement that stockholders give the Company advance notice to nominate candidates for election to the Board of Directors or to make stockholder proposals at a stockholders’ meeting;

•	the requirement of an affirmative vote of at least 65% of the voting power of the Company’s outstanding voting stock to amend or repeal its by-laws;

•	vacancies on the Board of Directors to be filled only by a majority vote of directors then in office;

•	certain restrictions on the transfer of the Company’s shares; and

•	the Board of Directors to issue, without stockholder approval, Preferred Stock and Series Common Stock with such terms as the Board of Directors may determine.

These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of the Company, even in the case where a majority of the stockholders may consider such proposals, if effective, desirable.

In addition, in connection with the Separation, the Company’s Board of Directors adopted a stockholder rights agreement, which it extended in June 2014 and again in June 2015. Pursuant to the second amended and restated stockholder rights agreement, each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its Class A Common Stock and Class B Common Stock in the event that a person or group acquires beneficial ownership of 15% or more of the then-outstanding Class B Common Stock without approval of the Company’s Board of Directors, subject to exceptions for persons beneficially owning 15% or more of the Company’s Class B Common Stock immediately following the Separation. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. The rights expire on June 18, 2018, except as otherwise provided in the rights agreement. Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of August 7, 2017, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of August 7, 2017. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of August 7, 2017. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the second amended and restated stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

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

(c)	The leased warehouse and office facilities of HarperCollins Publishers Limited in Glasgow, Scotland.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The Australian newspaper production and printing facilities which consist of:

1.	The Company-owned print center and office building in Sydney, Australia at which The Australian, The Daily Telegraph and The Sunday Telegraph are printed and published;

2.	The Company-owned print center and the leased office facility in Melbourne, Australia at which Herald Sun and Sunday Herald Sun are printed and published;

3.	The Company-owned print center and office building in Adelaide, Australia utilized in the printing and publishing of The Advertiser and Sunday Mail;

4.	The Company-owned print center and office building in Brisbane, Australia at which The Courier Mail and The Sunday Mail are printed and published; and

5.	The two Company-owned buildings in Perth, Australia used to print and publish the Perth Sunday Times(1);

(b)	The leased offices and studios of FOX SPORTS Australia in Sydney, Australia;

(c)	The leased offices and studios of FOX SPORTS Australia in Melbourne, Australia;

(d)	The leased corporate offices of REA Group in Melbourne, Australia; and

(e)	The leased office space of Dow Jones in Hong Kong.

(1)

In June 2017, following the sale of the Perth Sunday Times, the Company entered into an agreement to sell one of its buildings in Perth, and the transaction is expected to be completed in the first quarter of fiscal 2018. The Company expects to dispose of the remaining building during fiscal 2018.

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

•

Valassis previously initiated an action against News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”) and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with NAI and NAM FSI, the “NAM Parties”), captioned Valassis Communications, Inc. v. News America Incorporated, et al., No. 2:06-cv-10240 (E.D. Mich.) (“Valassis I”), alleging violations of federal antitrust laws, which was settled in February 2010. On November 8, 2013, Valassis filed a motion for expedited discovery in the previously settled case based on its belief that defendants had engaged in activities prohibited under an order issued by the U.S. District Court for the Eastern District of Michigan in connection with the parties’ settlement, which motion was granted by the magistrate judge.

Valassis subsequently filed a Notice of Violation of the order issued by the District Court in Valassis I. The Notice re-asserted claims of unlawful bundling and tying which the magistrate judge had previously recommended be dismissed from Valassis II, described below, on the grounds that such claims could only be brought before a panel of antitrust experts previously appointed in Valassis I (the “Antitrust Expert Panel”), and sought treble damages, injunctive relief and attorneys’ fees on those claims. On March 30, 2016, the District Court ordered that the Notice be referred to the Antitrust Expert Panel and further ordered that the case be administratively closed and that it may be re-opened following proceedings before the Antitrust Expert Panel.

•

On November 8, 2013, Valassis also filed a new complaint in the U.S. District Court for the Eastern District of Michigan against the NAM Group alleging violations of federal and state antitrust laws and common law business torts (“Valassis II”). The complaint sought treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the newly filed complaint, and on March 30, 2016, the District Court ordered that Valassis’s bundling and tying claims be dismissed without prejudice to Valassis’s rights to pursue relief for those claims in Valassis I and that all remaining claims in the NAM Group’s motion to dismiss be referred to the Antitrust Expert Panel. The District Court further ordered that the case be administratively closed and that it may be re-opened following proceedings before the Antitrust Expert Panel.

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

The net expense related to the U.K. Newspaper Matters in Selling, general and administrative expenses was $10 million, $19 million and $50 million for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015, respectively. As of June 30, 2017, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $132 million, of which approximately $82 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Other current assets on the Balance Sheet as of June 30, 2017. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The NASDAQ Global Select Market (“NASDAQ”), its principal market, under the symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A Common Stock and Class B Common Stock are listed and traded on the Australian Securities Exchange (“ASX”) under the symbols “NWSLV” and “NWS,” respectively. As of August 7, 2017, there were approximately 23,000 holders of record of shares of Class A Common Stock and 600 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Class A Common Stock and Class B Common Stock, as reported on NASDAQ.

	Class B Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal year ended June 30, 2016:
First Quarter	$15.62	12.62	15.92	12.63
Second Quarter	15.74	12.24	15.68	12.16
Third Quarter	14.45	10.74	13.81	10.21
Fourth Quarter	13.55	10.90	13.06	10.54

Fiscal year ended June 30, 2017:
First Quarter	14.65	11.50	14.34	11.05
Second Quarter	15.22	11.25	14.68	10.99
Third Quarter	13.80	11.90	13.48	11.51
Fourth Quarter	14.40	12.60	13.92	12.19

Dividends

During fiscal 2017 and 2016, the Company’s Board of Directors (the “Board of Directors”) declared semi-annual cash dividends on both the Company’s Class A Common Stock and Class B Common Stock. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors (the “Board of Directors”). The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

The following table summarizes the dividends paid per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the fiscal years ended June 30,
	2017	2016
Cash dividends paid per share	$0.20	$0.20

Issuer Purchases of Equity Securities

In May 2013, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the fiscal year ended June 30, 2017. Through August 7, 2017, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 7, 2017 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

The Company did not purchase any of its Class B Common Stock during the fiscal years ended June 30, 2017 and 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the fiscal years ended June 30,
	2017(b)	2016(b)	2015(b)	2014	2013(c)
	(in millions except per share information)
STATEMENT OF OPERATIONS DATA:
Revenues	$8,139	$8,292	$8,524	$8,486	$8,789
(Loss) income from continuing operations attributable to News Corporation stockholders(a)	(738)	164	298	381	612
Net (loss) income attributable to News Corporation stockholders	(738)	179	(147)	239	506
(Loss) income from continuing operations available to News Corporation stockholders—basic and diluted	(1.27)	0.28	0.51	0.65	1.06
Net (loss) income available to News Corporation stockholders per share—basic and diluted	(1.27)	0.30	(0.26)	0.41	0.87
Cash dividends per share of Class A and Class B Common Stock	0.20	0.20	—	—	—

	As of June 30,
	2017	2016	2015	2014	2013
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$2,016	$1,832	$1,951	$3,145	$2,381
Total assets	14,552	15,483	15,035	16,351	15,523
Total borrowings	379	372	—	—	—
Redeemable preferred stock	20	20	20	20	20

(a)

During the fiscal year ended June 30, 2017, the Company recorded non-cash impairment charges of approximately $785 million, of which approximately $360 million related to the News and Information Services business in the U.K. and approximately $310 million related to the News and Information Services business in Australia. See Note 7 to the Consolidated Financial Statements of News Corporation. Additionally, during the fiscal year ended June 30, 2017, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. The write-down is reflected in Equity (losses) earnings of affiliates in the Statements of Operations for the fiscal year ended June 30, 2017. See Note 6 to the Consolidated Financial Statements of News Corporation.

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

(b)

See Notes 3, 4, 5, 6, 8 and 15 to the Consolidated Financial Statements of News Corporation for information with respect to significant acquisitions, disposals, discontinued operations, impairment charges, restructuring charges, contingencies and legal settlements and other transactions during fiscal 2017, 2016 and 2015.

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

During the fiscal year ended June 30, 2013, the Company acquired CMH, a media investment company that operates in Australia. The CMH acquisition was accounted for in accordance with ASC 805 “Business Combinations” which requires an acquirer to remeasure its previously held equity interest in an acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. The carrying amount of the Company’s previously held equity interest in FOX SPORTS Australia was revalued to fair value as of the acquisition date, resulting in a step-up and non-cash gain of approximately $1.3 billion for the fiscal year ended June 30, 2013. Additionally, during the fiscal year ended June 30, 2013, the Company sold its 44% equity interest in SKY Network Television Ltd. for approximately $675 million and recorded a gain of approximately $321 million which was included in Other, net in the Statements of Operations for the fiscal year ended June 30, 2013.

During the fiscal year ended June 30, 2013, the Company recorded non-cash impairment charges of approximately $1.4 billion. The charges primarily consisted of a write-down of the Company’s goodwill of $494 million, a write-down of intangible assets (primarily newspaper mastheads) of $862 million and a write-down of fixed assets of $46 million.

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

During the first quarter of fiscal 2016, management approved a plan to dispose of the Company’s digital education business. As a result of the plan and the discontinuation of further significant business activities in the Digital Education segment, the assets and liabilities of this segment were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. Unless indicated otherwise, the information in the notes to the Consolidated Financial Statements relates to the Company’s continuing operations. (See Note 4—Discontinued Operations in the accompanying Consolidated Financial Statements).

For the fiscal years ended June 30, 2017, 2016 and 2015, the Company reclassified its listing revenues generated primarily from agents, brokers and developers from advertising revenue to real estate revenue to better reflect the Company’s revenue mix and how management reviews the performance of the Digital Real Estate Services segment.

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three fiscal years ended June 30, 2017 and through the date of this filing that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three fiscal years ended June 30, 2017. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed. The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2017, fiscal 2016 and fiscal 2015 included 52, 53 and 52 weeks, respectively. As a result, the Company has referenced the impact of the 53rd week, where applicable, when providing analysis of the results of operations.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three fiscal years ended June 30, 2017, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of June 30, 2017.

•

Critical Accounting Policies—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2 to the Consolidated Financial Statements summarizes the Company’s significant accounting policies, including the critical accounting policies discussed in this section.

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, as well as the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones PEVC and DJX. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

•

Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Patricia Cornwell, Chip and Joanna Gaines, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and Hillbilly Elegy.

•

Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s interests in REA Group Limited (“REA Group”), Move, Inc. (“Move”) and DIAKRIT International Limited (“DIAKRIT”). REA Group is a publicly traded company listed on the Australian Securities Exchange (“ASX”) (ASX: REA) that advertises property and property-related services on its websites and mobile applications across Australia and Asia, including iProperty.com. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au. The Company holds a 61.6% interest in REA Group.

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM for Buyers and AdvantageSM Pro products. Move also offers a number of professional software and services products, including Top Producer®, FiveStreet® and ListHubTM. The Company owns an 80% interest in Move, with the remaining 20% being held by REA Group.

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia and Australian News Channel Pty Ltd (“ANC”). FOX SPORTS Australia is the leading sports programming provider in Australia, with eight high definition television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, international cricket, Australian Rugby Union and various motorsports programming.

ANC, acquired in December 2016, operates the SKY NEWS network, Australia’s 24-hour multi-channel, multi-platform news service. ANC channels are broadcast throughout Australia and New Zealand and available on Foxtel and Sky Television. ANC also owns and operates the international Australia Channel IPTV service and offers content across a variety of digital media platforms, including mobile, podcasts and social media websites.

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters (as defined in “Item 3. Legal Proceedings”). The Company’s corporate Strategy and Creative Group was formed to identify new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions, investments and dispositions.

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

The News and Information Services segment’s advertising volume and rates, circulation and the price of paper are the key variables whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume and rates, circulation and paper prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. The Company continues to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s expenses are affected by the cyclical increases and decreases in the price of paper. The News and Information Services segment’s products compete for readership, audience and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation and subscriptions is based on the content of the products provided, pricing and, from time to time, various promotions. The success of these products also depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising is based upon the reach of the products, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, distribution and quality of consumer demographics.

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

As a multi-platform news provider, the Company recognizes the importance of maximizing revenues from a variety of media formats and platforms, both in terms of paid-for content and in new advertising models, and continues to invest in its digital products. Technologies such as smartphones, tablets and similar devices and their related applications provide continued opportunities for the Company to make its content available to a new audience of readers, introduce new or different pricing schemes, and develop its products to continue to attract advertisers and/or affect the relationship between content providers and consumer. The Company continues to develop and implement strategies to exploit its content across a variety of media channels and platforms.

Book Publishing

The Book Publishing segment derives revenues from the sale of general fiction, nonfiction, children’s and religious books in the U.S. and internationally. The revenues and operating results of the Book Publishing segment are significantly affected by the timing of releases and the number of its books in the marketplace. The book publishing marketplace is subject to increased periods of demand during the end-of-year holiday season in its main operating geographies. This marketplace is highly competitive and continues to change due to technological developments, including additional digital platforms and distribution channels, and other factors. Each book is a separate and distinct product, and its financial success depends upon many factors, including public acceptance.

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

Cable Network Programming

The Cable Network Programming segment consists of FOX SPORTS Australia and ANC. FOX SPORTS Australia offers the following eight channels in high definition: FOX SPORTS 501, FOX SPORTS 503, FOX SPORTS 505, FOX SPORTS 506, FOX LEAGUE, FOX FOOTY, FOX SPORTS MORE and FOX SPORTS NEWS. Revenue is primarily derived from monthly affiliate fees received from pay-TV providers (mainly Foxtel) based on the number of subscribers.

FOX SPORTS Australia competes primarily with ESPN, beIN SPORTS, the Free-To-Air channels and certain telecommunications companies in Australia.

ANC offers the following channels: SKY NEWS LIVE, SKY NEWS BUSINESS, SKY NEWS WEATHER, SKY NEWS Multiview, A-PAC Australia’s Public Affairs Channel and SKY NEWS New Zealand. ANC also owns and operates the Australia Channel IPTV service for international markets. Revenue is primarily derived from monthly affiliate fees received from pay-TV providers based on the number of subscribers and advertising.

The most significant operating expenses of the Cable Network Programming segment are the acquisition and production expenses related to programming and the expenses related to operating the technical facilities of the broadcast operations. The expenses associated with licensing certain programming rights are recognized during the applicable season or event, which can cause results at the Cable Network Programming segment to fluctuate based on the timing and mix of the Company’s local and international sports programming. Other expenses include marketing and promotional expenses related to improving the market visibility and awareness of the channels and their programming. Additional expenses include salaries, employee benefits, rent and other routine overhead expenses.

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

Other Business Developments

In July 2017, REA Group acquired an 80.3% interest in Smartline Home Loans Pty Limited (“Smartline”) for A$69 million in cash (approximately $55 million). The minority shareholders have the option to sell the remaining 19.7% interest to REA Group beginning three years after closing at a price dependent on the financial performance of Smartline. If the option is not exercised, the minority interest will become mandatorily redeemable four years after closing. As a result, REA Group will recognize a liability in the first quarter of fiscal 2018 for the present value of the amount expected to be paid for the remaining interest based on the formula specified in the acquisition agreement. Smartline is one of Australia’s premier mortgage broking franchise groups, and the investment provides REA Group’s financial services business with greater scale and capability.

In January 2017, REA Group acquired an approximate 15% interest in Elara Technologies Pte. Ltd., a leading online real estate services provider in India (“Elara”), for $50 million. Elara operates PropTiger.com, Makaan.com and Housing.com, and the investment further strengthens REA Group’s presence in Asia. Following the completion of the investment and certain related transactions, including Elara’s acquisition of Housing.com, News Corporation’s pre-existing interest in Elara decreased to approximately 23%.

In December 2016, REA Group sold its European business for approximately $140 million (approximately €133 million) in cash, which resulted in a pre-tax gain of $107 million for the fiscal year ended June 30, 2017. The sale allows REA Group to focus on its core businesses in Australia and Asia.

In December 2016, the Company acquired Australian Regional Media (“ARM”) from HT&E Limited (formerly APN News and Media Limited) (“HT&E”) for approximately $30 million. ARM operates a portfolio of regional print assets and websites and extends the reach of the Australian newspaper business to new customers in new geographic regions. ARM is a subsidiary of News Corp Australia, and its results are included within the News and Information Services segment.

In September 2016, the Company completed its acquisition of Wireless Group plc (“Wireless Group”) for a purchase price of 315 pence per share in cash, or approximately £220 million (approximately $285 million) in the aggregate, plus $23 million of assumed debt which was repaid subsequent to closing. Wireless Group operates talkSPORT, the leading sports radio network in the U.K., and a portfolio of radio stations in the U.K. and Ireland. The acquisition broadens the Company’s range of services in the U.K., Ireland and internationally and the Company continues to closely align Wireless Group’s operations with those of The Sun and The Times. Wireless Group’s results are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

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

In February 2016, the Company acquired a 92% interest in DIAKRIT for approximately $40 million in cash. The Company has the option to purchase, and the minority shareholders also have the option to sell to the Company, the remaining 8% in two tranches over the six years following the closing at fair value. DIAKRIT is a leader in 3D visualization products, digital sales applications and professional services for the real estate industry. DIAKRIT’s results are included within the Digital Real Estate Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

In February 2016, REA Group increased its investment in iProperty Group Limited (“iProperty”) from 22.7% to approximately 86.9% for A$482 million in cash (approximately $340 million). The remaining 13.1% interest will become mandatorily redeemable during fiscal 2018, and as a result, the Company recognized a liability of approximately $76 million. The acquisition was funded primarily with the proceeds from borrowings under an unsecured syndicated revolving loan facility (the “REA Facility”). (See Note 9—Borrowings in the accompanying Consolidated Financial Statements). The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. iProperty is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment. During the fiscal year ended June 30, 2016, REA Group recognized a gain of $29 million related to the revaluation of its previously held equity interest in iProperty in Other, net in the Statements of Operations.

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

During fiscal 2015, the Company purchased a 14.99% interest in HT&E for approximately $112 million. During fiscal 2016, the Company participated in an entitlement offer to maintain its 14.99% interest in HT&E for $20 million. During the second quarter of fiscal 2017, the Company participated in an entitlement offer for $21 million and its interest was diluted from 14.99% to 13.23%. During the fourth quarter of fiscal 2017, the Company’s interest increased from 13.23% to 13.40% as a result of dividend reinvestment. HT&E operates a portfolio of Australian radio and outdoor media assets.

In November 2014, the Company completed its acquisition of Move, a leading provider of online real estate services. The acquisition expanded the Company’s digital real estate services business into the U.S., one of the largest real estate markets. The aggregate cash payment at closing to acquire the outstanding shares of Move was approximately $864 million, which was funded with cash on hand. The Company also assumed equity-based compensation awards with a fair value of $67 million, of which $28 million was allocated to pre-combination services and included in total consideration transferred for Move. The remaining $39 million was allocated to future services and was expensed over the weighted average remaining service period of 2.5 years. In addition, the Company assumed Move’s outstanding indebtedness of approximately $129 million, which the Company settled following the acquisition, and acquired approximately $108 million of cash.

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

Results of Operations—Fiscal 2017 versus Fiscal 2016

The following table sets forth the Company’s operating results for fiscal 2017 as compared to fiscal 2016.

	For the fiscal years ended June 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$2,860	$3,025	$(165)	(5)%
Circulation and subscription	2,470	2,569	(99)	(4)%
Consumer	1,573	1,578	(5)	—
Real estate	696	619	77	12%
Other	540	501	39	8%

Total Revenues	8,139	8,292	(153)	(2)%
Operating expenses	(4,529)	(4,728)	199	4%
Selling, general and administrative	(2,725)	(2,722)	(3)	—
NAM Group and Zillow settlements, net	—	(158)	158	**
Depreciation and amortization	(449)	(505)	56	11%
Impairment and restructuring charges	(927)	(89)	(838)	**
Equity (losses) earnings of affiliates	(295)	30	(325)	**
Interest, net	39	43	(4)	(9)%
Other, net	132	18	114	**

(Loss) income from continuing operations before income tax (expense) benefit	(615)	181	(796)	**
Income tax (expense) benefit	(28)	54	(82)	**

(Loss) income from continuing operations	(643)	235	(878)	**
Income (loss) from discontinued operations, net of tax	—	15	(15)	**

Net (loss) income	(643)	250	(893)	**
Less: Net income attributable to noncontrolling interests	(95)	(71)	(24)	(34)%

Net (loss) income attributable to News Corporation	(738)	$179	$(917)	**

**	not meaningful

Revenues—Revenues decreased $153 million, or 2%, for the fiscal year ended June 30, 2017 as compared to fiscal 2016. The Revenue decrease was mainly due to a decrease in revenues at the News and Information Services segment of $269 million, primarily resulting from weakness in the print advertising market across mastheads, the $143 million negative impact of foreign currency fluctuations and the $77 million impact from the absence of the 53rd week in fiscal 2017. The revenue decrease was partially offset by the acquisitions of Wireless Group and ARM which contributed $74 million and $61 million in revenues, respectively. The decrease in the News and Information Services segment was partially offset by increased revenues at the Digital Real Estate Services segment of $116 million, primarily as a result of higher revenues at both REA Group and Move.

The impact of foreign currency fluctuations of the U.S. dollar against local currencies and the absence of the 53rd week in fiscal 2017 resulted in revenue decreases of $147 million and $112 million, respectively, for the fiscal year ended June 30, 2017 as compared to fiscal 2016. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying the results for each quarter in the current period by the difference between the average exchange rate for that quarter and the average exchange rate in effect during the corresponding quarter of the prior year and totaling the impact for all quarters in the current period.

Operating expenses—Operating expenses decreased $199 million, or 4%, for the fiscal year ended June 30, 2017 as compared to fiscal 2016. The decrease in Operating expenses for the fiscal year ended June 30, 2017 was mainly due to a decrease in operating expenses at the News and Information Services segment of $199 million, primarily as a result of the impact of cost savings initiatives and lower newsprint, production, and distribution costs and a $74 million positive impact from foreign currency fluctuations, partially offset by higher costs of $75 million associated with the acquisitions of ARM and Wireless Group. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $59 million for the fiscal year ended June 30, 2017 as compared to fiscal 2016.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $3 million for the fiscal year ended June 30, 2017 as compared to fiscal 2016. The increase in Selling, general and administrative expenses was primarily due to higher expenses at the News and Information Services segment of $10 million, mainly due to $56 million in higher costs associated with the acquisitions of Wireless Group and ARM, and $19 million in higher costs at News America Marketing, primarily due to a $12 million increase in investment spending at Checkout 51, partially offset by the $63 million positive impact of foreign currency fluctuations. The increase was also attributable to a one-time corporate charge of $11 million associated with a change in the Company’s executive management in February 2017. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $87 million for the fiscal year ended June 30, 2017 as compared to fiscal 2016.

NAM Group and Zillow settlements, net—During the fiscal year ended June 30, 2016, the Company recognized one-time costs of approximately $280 million in connection with the settlement of certain litigation and related claims at News America Marketing and a one-time gain of $122 million in connection with the settlement of litigation with Zillow, Inc. (“Zillow”). The gain reflects settlement proceeds received from Zillow of $130 million, less $8 million paid to the National Association of Realtors® (“NAR”). (See Note 15—Commitments and Contingencies in the accompanying Consolidated Financial Statements).

Depreciation and amortization—Depreciation and amortization expense decreased $56 million, or 11%, for the fiscal year ended June 30, 2017 as compared to fiscal 2016, primarily due to the write-down of fixed assets at the Australian newspapers in the second quarter of fiscal 2017 and the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $9 million for the fiscal year ended June 30, 2017 as compared to fiscal 2016.

Impairment and restructuring charges—During the fiscal year ended June 30, 2017, the Company recognized total impairment charges of $785 million, primarily at News UK and News Corp Australia. The total charges consisted of a write-down of the Company’s fixed assets of $679 million, a write-down of intangible assets of $58 million and a write-down of goodwill of $48 million.

During the fourth quarter of fiscal 2017, as part of the Company’s long-range planning process, the Company reduced its outlook for the U.K. newspapers due to the impact of adverse print advertising and print circulation trends on the future expected performance of the business. As a result, the Company recognized a non-cash impairment charge of approximately $360 million related to the write-down of fixed assets at the U.K. newspapers. The write-down was comprised of approximately $252 million related to print sites, $85 million related to printing presses and print related equipment and $23 million related to capitalized software. Significant unobservable inputs utilized in the income approach valuation method were a discount rate of 8.5% and a -1.0% long term growth rate.

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

In fiscal 2017, the Company recorded restructuring charges of $142 million, of which $133 million related to the News and Information Services segment. The restructuring charges were primarily related to employee termination benefits.

In connection with a reorganization at Dow Jones, the Company incurred $38 million of restructuring expense in fiscal 2017, which is included in the restructuring charges discussed above. The reorganization is expected to reduce the Company’s costs by approximately $100 million on an annualized basis by the end of fiscal 2018.

In fiscal 2016, the Company recorded restructuring charges of $89 million, of which $79 million related to the News and Information Services segment. The restructuring charges were primarily related to employee termination benefits.

Equity (losses) earnings of affiliates—Equity (losses) earnings of affiliates decreased $325 million for the fiscal year ended June 30, 2017 as compared to fiscal 2016, primarily as a result of the $227 million non-cash write-down of the carrying value of the Company’s investment in Foxtel to fair value and lower net income at Foxtel. (See Note 6—Investments in the accompanying Consolidated Financial Statements).

	For the fiscal years ended June 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Foxtel(a)	$(265)	$38	$(303)	**
Other equity affiliates, net(b)	(30)	(8)	(22)	**

Total Equity (losses) earnings of affiliates	$(295)	$30	$(325)	**

**	not meaningful
(a)

During the second quarter of fiscal 2017, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. The write-down is reflected in Equity (losses) earnings of affiliates in the Statements of Operations for the fiscal year ended June 30, 2017. (See Note 6—Investments in the accompanying Consolidated Financial Statements).

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”), the Company amortized $68 million and $52 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30, 2017 and 2016, respectively. Such amortization is reflected in Equity (losses) earnings of affiliates in the Statements of Operations. (See Note 6—Investments in the accompanying Consolidated Financial Statements). The increase in amortization expense recognized by the Company in fiscal 2017 resulted from a corresponding decrease in amortization expense recognized by Foxtel as certain intangible assets were fully amortized in fiscal 2016.

For the fiscal year ended June 30, 2017, Foxtel revenues increased $32 million, or 1%, as a result of the positive impact of foreign currency fluctuations, as revenues decreased 2% in local currency due to lower subscribers. Operating income decreased $20 million, primarily due to planned increases in programming spend and the lower revenues noted above, partially offset by lower depreciation costs and the positive impact of foreign currency fluctuations. Net income decreased $121 million, mainly due to $58 million in losses associated with the change in the fair value of Foxtel’s investment in Ten Network Holdings (“Ten”) and losses of $53 million associated with Presto, primarily resulting from Foxtel management’s decision to cease Presto operations in January 2017. (See Note 6—Investments in the accompanying Consolidated Financial Statements).

During the first quarter of fiscal 2017, Foxtel was deemed to have significant influence over its investment in Ten. As a result, Foxtel was required to treat its investment in Ten as an equity method investment. Foxtel elected the fair value option under ASC 825, “Financial Instruments” (“ASC 825”) and adjusts the carrying value of the Ten investment to fair value each reporting period. Although Foxtel ceased to have significant influence in Ten during the third quarter of fiscal 2017, it will continue to adjust the carrying value of the Ten investment to fair value each reporting period due to its election of the fair value option under ASC 825. This adjustment will be recorded as a component of Foxtel’s net income.

(b)

Other equity affiliates, net for the fiscal year ended June 30, 2017 includes losses primarily from the Company’s interest in Elara. Additionally, during the fourth quarter of fiscal 2017, the Company recognized impairments of $9 million on certain other equity method investments. The impairments are reflected in Equity (losses) earnings of affiliates in the Statement of Operations for the fiscal year ended June 30, 2017. (See Note 6—Investments in the accompanying Consolidated Financial Statements).

Interest, net—Interest, net for the fiscal year ended June 30, 2017 decreased $4 million, or 9%, as compared to fiscal 2016, primarily due to higher interest expense associated with the REA Facility. (See Note 9—Borrowings in the accompanying Consolidated Financial Statements).

Other, net—

	For the fiscal years ended June 30,
(in millions)	2017	2016
Gain on sale of REA Group’s European business(a)	$107	$—
Gain on iProperty transaction(b)	—	29
Impairment of marketable securities and cost method investments(c)	(21)	(21)
Gain on sale of other businesses	19	2
Gain on sale of equity method investments	11	1
Gain on sale of marketable securities	7	1
Dividends received from cost method investments	3	—
Other	6	6

Total Other, net	$132	$18

(a)

The Company recognized a pre-tax gain of $107 million in the year ended June 30, 2017 related to REA Group’s sale of its European business. (See Note 3—Acquisitions, Disposals, and Other Transactions in the accompanying Consolidated Financial Statements).

(b)

The Company recorded a $29 million gain resulting from the revaluation of REA Group’s previously held interest in iProperty during the fiscal year ended June 30, 2016. (See Note 3—Acquisitions, Disposals, and Other Transactions in the accompanying Consolidated Financial Statements).

(c)

The Company recorded write-offs and impairments of certain investments in the fiscal years ended June 30, 2017 and 2016. These write-offs and impairments were taken either as a result of the deteriorating financial position of the investee or due to an other-than-temporary impairment resulting from sustained losses and limited prospects for recovery. (See Note 6—Investments in the accompanying Consolidated Financial Statements).

Income tax (expense) benefit—The Company’s income tax expense and effective tax rate for the fiscal year ended June 30, 2017 were $28 million and (5%), respectively, as compared to an income tax benefit and effective tax rate of $54 million and (30%), respectively, for fiscal 2016.

For the fiscal year ended June 30, 2017 the Company recorded a tax expense of $28 million on pre-tax loss of $615 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to $139 million of lower tax benefits on impairments and write-downs in foreign jurisdictions of approximately $1 billion, a tax expense of approximately $63 million related to the settlement of a foreign tax audit and $40 million related to the recording of valuation allowance against foreign net operating losses, offset by lower taxes on the sale of certain business assets.

For the fiscal year ended June 30, 2016, the Company recorded a tax benefit of $54 million on pre-tax income of $181 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a tax benefit of approximately $106 million related to the release of previously established valuation allowances related to certain U.S. federal net operating losses and state deferred tax assets. This benefit was recognized in conjunction with management’s plan to dispose of the Company’s digital education business in the first quarter of fiscal 2016, as the Company now expects to generate sufficient U.S. taxable income to utilize these deferred tax assets prior to expiration. In addition, the effective tax rate was also impacted by the $29 million non-taxable gain resulting from the revaluation of REA Group’s previously held equity interest in iProperty. (See Note 18—Income Taxes in the accompanying Consolidated Financial Statements).

Income (loss) from discontinued operations, net of tax—For the fiscal year ended June 30, 2017, the Company did not recognize any income from discontinued operations as the operations of the digital education business were discontinued during fiscal 2016.

For the fiscal year ended June 30, 2016, the Company recorded income from discontinued operations, net of tax, of $15 million. The income recognized in fiscal 2016 was primarily due to the impact of a $144 million tax benefit recognized upon reclassification of the Digital Education segment to discontinued operations, a tax benefit of $30 million related to the operations for the period and lower operating losses as a result of the sale of Amplify Insight and Amplify Learning, which more than offset the pre-tax non-cash impairment charge recognized in the first quarter of fiscal 2016 of $76 million and $17 million in severance and lease termination charges recognized in the second quarter of fiscal 2016. (See Note 4—Discontinued Operations in the accompanying Consolidated Financial Statements).

Net (loss) income—Net (loss) income decreased $893 million for the fiscal year ended June 30, 2017 as compared to fiscal 2016 primarily due to non-cash impairment charges of approximately $785 million, mainly related to the write-down of fixed assets at the U.K. and Australian newspapers, higher equity losses of affiliates, primarily due to the $227 million non-cash write-down of the carrying value of the Company’s investment in Foxtel to fair value, the absence of the one-time gain of $122 million in connection with the settlement of litigation with Zillow, and the tax benefit related to the release of valuation allowances and income from discontinued operations recognized in fiscal 2016 which did not recur in fiscal 2017, partially offset by the absence of the $280 million NAM Group settlement charge in the prior year and higher Other, net.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $24 million for the fiscal year ended June 30, 2017 as compared to fiscal 2016, due to the gain on the sale of REA Group’s European business.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses and excluding the impact from the NAM Group and Zillow legal settlements. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity (losses) earnings of affiliates, interest, net, other, net, income tax (expense) benefit and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

	For the fiscal years ended June 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$8,139	$8,292	$(153)	(2)%
Operating expenses	(4,529)	(4,728)	199	4%
Selling, general and administrative	(2,725)	(2,722)	(3)	— %
NAM Group and Zillow settlements, net	—	(158)	158	**

Total Segment EBITDA	885	684	201	29%
Depreciation and amortization	(449)	(505)	56	11%
Impairment and restructuring charges	(927)	(89)	(838)	**
Equity (losses) earnings of affiliates	(295)	30	(325)	**
Interest, net	39	43	(4)	(9)%
Other, net	132	18	114	**

(Loss) income from continuing operations before income tax (expense) benefit	(615)	181	(796)	**
Income tax (expense) benefit	(28)	54	(82)	**

(Loss) income from continuing operations	$(643)	$235	$(878)	**

**	not meaningful

	For the fiscal years ended June 30,
	2017		2016
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$5,069	$414	$5,338	$214
Book Publishing	1,636	199	1,646	185
Digital Real Estate Services	938	324	822	344
Cable Network Programming	494	123	484	124
Other	2	(175)	2	(183)

Total	$8,139	$885	$8,292	$684

News and Information Services (62% and 64% of the Company’s consolidated revenues in fiscal 2017 and 2016, respectively)

	For the fiscal years ended June 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$2,608	$2,810	$(202)	(7)%
Circulation and subscription	2,010	2,107	(97)	(5)%
Other	451	421	30	7%

Total Revenues	5,069	5,338	(269)	(5)%
Operating expenses	(2,943)	(3,142)	199	6%
Selling, general and administrative	(1,712)	(1,702)	(10)	(1)%
NAM Group settlement	—	(280)	280	**

Segment EBITDA	$414	$214	$200	93%

**	—not meaningful

For the fiscal year ended June 30, 2017, revenues at the News and Information Services segment decreased $269 million, or 5%, as compared to fiscal 2016. The revenue decrease was mainly due to lower advertising revenues of $202 million as compared to fiscal 2016, primarily resulting from weakness in the print advertising market across mastheads, the $33 million impact from the absence of the 53rd week in fiscal 2017, the $28 million negative impact from foreign currency fluctuations and lower advertising revenues of $16 million from the Perth Sunday Times which was sold in November 2016. These decreases were partially offset by the acquisitions of Wireless Group and ARM, which contributed $63 million and $42 million of advertising revenues, respectively. Circulation and subscription revenues for the fiscal year ended June 30, 2017 decreased $97 million as compared to fiscal 2016, primarily due to the $88 million negative impact of foreign currency fluctuations and the $39 million impact from the absence of the 53rd week in fiscal 2017, which more than offset higher circulation and subscription revenues at Dow Jones. Other revenues for the fiscal year ended June 30, 2017 increased $30 million as compared to fiscal 2016, primarily due to higher brand partnership revenues in the U.K. of $14 million, higher third-party printing revenues in Australia of $10 million and the acquisitions of Wireless Group and Unruly, which contributed $11 million and $8 million, respectively, to the increase. These increases were partially offset by the $27 million negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies and the absence of the 53rd week in fiscal 2017 resulted in revenue decreases of $143 million and $77 million, respectively, for the fiscal year ended June 30, 2017 as compared to fiscal 2016.

For the fiscal year ended June 30, 2017, Segment EBITDA at the News and Information Services segment increased $200 million, or 93%, as compared to fiscal 2016. The increase was primarily due to the absence of the $280 million NAM Group settlement charge in the prior year and the $12 million impact of an adjustment to the deferred consideration accrual related to the acquisition of Unruly. These factors were partially offset by lower contributions from News Corp Australia, News UK and Dow Jones of $44 million, $36 million and $22 million, respectively, primarily due to the impact of lower advertising revenues as discussed above, partially offset by the impact of cost savings initiatives and lower newsprint, production, editorial and distribution costs.

News Corp Australia

Revenues at the Australian newspapers were $1,271 million for the fiscal year ended June 30, 2017, a decrease of $21 million, or 2%, compared to fiscal 2016 revenues of $1,292 million. The impact of foreign currency fluctuations of the U.S. dollar against local currencies and the absence of the 53rd week in fiscal 2017 resulted in a revenue increase of $43 million, or 3%, and a revenue decrease of $21 million, or 2%, respectively, for the fiscal year ended June 30, 2017 as compared to fiscal 2016. Advertising revenues decreased $46 million, primarily as a result of the $94 million impact of weakness in the print advertising market, lower advertising revenues of $16 million from the Perth Sunday Times, which was sold in November 2016, and the $14 million impact from the absence of the 53rd week in fiscal 2017. These decreases were partially offset by the acquisition of ARM, which contributed $42 million to advertising revenues, and the $25 million positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $7 million due to the $14 million positive impact of foreign currency fluctuations and $13 million from the acquisition of ARM, partially offset by lower circulation and subscription revenues of $10 million primarily from the Perth Sunday Times and the $7 million impact from the absence of the 53rd week in fiscal 2017, as price increases and digital subscriber growth were offset by print volume declines. Other revenues increased $18 million primarily due to higher third-party printing revenues.

News UK

Revenues were $1,037 million for the fiscal year ended June 30, 2017, a decrease of $244 million, or 19%, as compared to fiscal 2016 revenues of $1,281 million. Advertising revenues decreased $114 million, primarily due to the $52 million negative impact of foreign currency fluctuations and the $51 million impact from weakness in the print advertising. Circulation and subscription revenues decreased $111 million, primarily due to the $96 million negative impact of foreign currency fluctuations and the $13 million impact from the absence of the 53rd week in fiscal 2017, as the $33 million impact of single-copy volume declines, primarily at The Sun, was offset by the $32 million impact of cover price increases across The Sun and The Times. Other revenues decreased $19 million due to the $29 million negative impact of foreign currency fluctuations, which more than offset higher brand partnership revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies and the absence of the 53rd week in fiscal 2017 resulted in revenue decreases of $177 million and $21 million, respectively, for the fiscal year ended June 30, 2017 as compared to fiscal 2016.

Dow Jones

Revenues were $1,479 million for the fiscal year ended June 30, 2017, a decrease of $91 million, or 6%, as compared to fiscal 2016 revenues of $1,570 million. Advertising revenues decreased $103 million, primarily due to the $95 million impact of weakness in the print advertising market. Circulation and subscription revenues increased $9 million, primarily due to the $38 million impact of price increases and volume growth at The Wall Street Journal, partially offset by the $19 million impact from the absence of the 53rd week in fiscal 2017 and the $6 million negative impact of foreign currency fluctuations, as professional information business revenues were relatively flat compared to fiscal 2016. The absence of the 53rd week in fiscal 2017 and the impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in revenue decreases of $26 million and $6 million, respectively, for the fiscal year ended June 30, 2017 as compared to fiscal 2016.

News America Marketing

Revenues at News America Marketing were $1,021 million for the fiscal year ended June 30, 2017, an increase of $9 million, or 1%, as compared to fiscal 2016 revenues of $1,012 million. The increase was primarily due to higher other revenues of $9 million related to certain merchandising products. Advertising revenues were flat, as higher domestic in-store product revenues of $42 million and certain other increases were offset by lower home delivered revenues, which include free-standing insert products, of $51 million.

Book Publishing (20% of the Company’s consolidated revenues in fiscal 2017 and 2016)

	For the fiscal years ended June 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$1,573	$1,578	$(5)	—
Other	63	68	(5)	(7)%

Total Revenues	1,636	1,646	(10)	(1)%
Operating expenses	(1,124)	(1,145)	21	2%
Selling, general and administrative	(313)	(316)	3	1%

Segment EBITDA	$199	$185	$14	8%

For the fiscal year ended June 30, 2017, revenues at the Book Publishing segment decreased $10 million, or 1%, as compared to fiscal 2016. The decrease was mainly due to the absence of $42 million in sales of Go Set a Watchman by Harper Lee, the $34 million negative impact of foreign currency fluctuations and the $19 million impact from the absence of the 53rd week in fiscal 2017. These decreases were partially offset by strong frontlist and backlist sales in the general books category, which increased $43 million, including Hillbilly Elegy by J.D. Vance, and in the Christian publishing category, which increased $24 million, including The Magnolia Story by Chip and Joanna Gaines and Jesus Calling and Jesus Always by Sarah Young, as well as the $25 million impact of the continued expansion of HarperCollins’ global footprint. Digital sales represented 19% of Consumer revenues during the fiscal year ended June 30, 2017 and were flat as compared to fiscal 2016.

For the fiscal year ended June 30, 2017, Segment EBITDA at the Book Publishing segment increased $14 million, or 8%, as compared to fiscal 2016. The increase was primarily due to the mix of titles as compared to the prior year.

Digital Real Estate Services (12% and 10% of the Company’s consolidated revenues in fiscal 2017 and 2016, respectively)

	For the fiscal years ended June 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$165	$133	$32	24%
Circulation and subscription	58	64	(6)	(9)%
Real estate	696	619	77	12%
Other	19	6	13	* *

Total Revenues	938	822	116	14%
Operating expenses	(120)	(102)	(18)	(18)%
Selling, general and administrative	(494)	(498)	4	1%
Zillow settlement	—	122	(122)	* *

Segment EBITDA	$324	$344	$(20)	(6)%

**—not meaningful

For the fiscal year ended June 30, 2017, revenues at the Digital Real Estate Services segment increased $116 million, or 14%, as compared to fiscal 2016. At REA Group, revenues increased $66 million, or 14%, to $525 million in fiscal 2017 from $459 million in fiscal 2016, primarily due to a $45 million increase in Australian residential depth revenue and the $18 million positive impact of foreign currency fluctuations, partially offset by an $18 million decrease resulting from the sale of REA Group’s European business in December 2016. Revenues at Move increased $37 million, or 10%, to $394 million in fiscal 2017 from $357 million in fiscal 2016, primarily due to a $38 million increase in ConnectionsSM for Buyers product revenues and a $12 million increase in non-listing media revenues, partially offset by the $12 million impact of lower revenues from TigerLead® , which was sold in November 2016. The acquisition of DIAKRIT also contributed $13 million to the revenue increase for the fiscal year ended June 30, 2017.

For the fiscal year ended June 30, 2017, Segment EBITDA at the Digital Real Estate Services segment decreased $20 million, or 6%, as compared to fiscal 2016. The decrease in Segment EBITDA was the result of the $63 million lower contribution from Move, primarily due to the absence of the $122 million gain recognized in connection with the settlement of litigation with Zillow in fiscal 2016 and $11 million of increased marketing costs to drive traffic growth and brand awareness, partially offset by the higher revenues noted above and the absence of $36 million of legal costs, primarily related to the Zillow litigation. The decrease was partially offset by the $46 million higher contribution from REA Group, primarily due to the higher revenues noted above, the $11 million positive impact of foreign currency fluctuations and the absence of $12 million of costs associated with REA Group’s European business, which was disposed of in fiscal 2017, partially offset by $16 million in higher costs associated with higher revenues and $14 million in higher costs related to the acquisition of iProperty.

Cable Network Programming (6% of the Company’s consolidated revenues in fiscal 2017 and 2016)

	For the fiscal years ended June 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$86	$81	$5	6%
Circulation and subscription	402	398	4	1%
Other	6	5	1	20%

Total Revenues	494	484	10	2%
Operating expenses	(341)	(336)	(5)	(1)%
Selling, general and administrative	(30)	(24)	(6)	(25)%

Segment EBITDA	$123	$124	$(1)	(1)%

For the fiscal year ended June 30, 2017, revenues at the Cable Network Programming segment increased $10 million, or 2% as compared to fiscal 2016. The revenue increase was primarily due to the acquisition of ANC, which contributed $20 million of revenue in fiscal 2017 and the $12 million positive impact of foreign currency fluctuations. These increases were partially offset by lower affiliate revenues of $11 million at FOX SPORTS Australia and the $10 million impact of the absence of the 53rd week in fiscal 2017.

For the fiscal year ended June 30, 2017, Segment EBITDA at the Cable Network Programming segment decreased $1 million, or 1%, as compared to fiscal 2016. The decrease in Segment EBITDA was due to the $3 million negative impact of foreign currency fluctuations as the impact of lower revenues at FOX SPORTS Australia were offset by lower programming rights costs.

Results of Operations—Fiscal 2016 versus Fiscal 2015

The following table sets forth the Company’s operating results for fiscal 2016 as compared to fiscal 2015.

	For the fiscal years ended June 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$3,025	$3,349	$(324)	(10)%
Circulation and Subscription	2,569	2,608	(39)	(1)%
Consumer	1,578	1,594	(16)	(1)%
Real estate	619	486	133	27%
Other	501	487	14	3%

Total Revenues	8,292	8,524	(232)	(3)%
Operating expenses	(4,728)	(4,952)	224	5%
Selling, general and administrative	(2,722)	(2,627)	(95)	(4)%
NAM Group and Zillow settlements, net	(158)	—	(158)	**
Depreciation and amortization	(505)	(498)	(7)	(1)%
Impairment and restructuring charges	(89)	(84)	(5)	(6)%
Equity earnings of affiliates	30	58	(28)	(48)%
Interest, net	43	56	(13)	(23)%
Other, net	18	75	(57)	(76)%

Income from continuing operations before income tax benefit (expense)	181	552	(371)	(67)%
Income tax benefit (expense)	54	(185)	239	**

Income from continuing operations	235	367	(132)	(36)%
Loss from discontinued operations, net of tax	15	(445)	460	**

Net income (loss)	250	(78)	328	**
Less: Net income attributable to noncontrolling interests	(71)	(69)	(2)	(3)%

Net income (loss) attributable to News Corporation	$179	$(147)	$326	**

**	not meaningful

Revenues—Revenues decreased $232 million, or 3%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015. The revenue decrease was mainly due to a decrease in revenues at the News and Information Services segment of $393 million, primarily resulting from the $290 million negative impact of foreign currency fluctuations, weakness in the print advertising market across mastheads and lower free-standing insert product revenues at News America Marketing of $98 million. The revenue decrease was partially offset by an increase in revenues at the Digital Real Estate Services segment of $197 million, primarily as a result of the acquisition of Move in November 2014 and increased revenues at REA Group. The impact of foreign currency fluctuations of the U.S. dollar amount against local currencies and the 53rd week in fiscal 2016 resulted in a revenue decrease of $455 million and increase of $112 million, respectively for the fiscal year ended June 30, 2016 as compared to fiscal 2015.

Operating Expenses—Operating expenses decreased $224 million, or 5%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015. The decrease in Operating expenses was mainly due to a decrease in operating expenses at the News and Information Services segment of $300 million, primarily as a result of the $157 million positive impact of foreign currency fluctuations, lower newsprint, production and distribution costs and the impact of cost savings initiatives. The decrease in Operating expenses was partially offset by higher operating expenses at the Digital Real Estate Services segment of $44 million due to the acquisition of Move in November 2014 and $39 million at the Book Publishing segment primarily due to higher costs associated with increased print book sales. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an operating expense decrease of $199 million for the fiscal year ended June 30, 2016 as compared to fiscal 2015.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $95 million, or 4%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015. The increase in Selling, general and administrative expenses was primarily due to higher expenses at the Digital Real Estate Services segment of $132 million as a result of the acquisition of Move in November 2014 and increased costs in the News and Information Services segment of $16 million. The increases at the News and Information Services segment were primarily due to increased costs of $41 million related to the acquisition of Unruly in September 2015, an approximate $40 million in increased brand marketing and promotional expenses primarily at the U.K. newspapers, and $28 million at NAM primarily due to the acquisition of Checkout 51 in July 2015, partially offset by the $117 million positive impact of foreign currency fluctuations. The increases were partially offset by lower costs associated with the U.K. Newspaper Matters of $31 million and lower expenses at the Book Publishing segment of $24 million primarily as a result of cost savings initiatives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $186 million for the fiscal year ended June 30, 2016 as compared to fiscal 2015.

NAM Group and Zillow settlements, net—During the fiscal year ended June 30, 2016, the Company recognized one-time costs of approximately $280 million in connection with the settlement of certain litigation and related claims at News America Marketing. In addition, in the three months ended June 30, 2016, the Company recognized a gain of $122 million in connection with the settlement of litigation with Zillow, which reflects settlement proceeds received from Zillow of $130 million, less $8 million paid to NAR. (See Note 15—Commitments and Contingences in the accompanying Consolidated Financial Statements).

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

	For the fiscal years ended June 30,
	2016	2015	Change	% Change
			Better/(Worse)
(in millions, except %)
Foxtel(a)	$38	$59	$(21)	(36)%
Other equity affiliates(b)	(8)	(1)	(7)	* *

Total Equity earnings of affiliates	$30	$58	$(28)	(48)%

**	not meaningful
(a)

In accordance with ASC 350, the Company amortized $52 million and $57 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30, 2016 and 2015, respectively. Such amortization is reflected in Equity earnings of affiliates in the Statements of Operations. (See Note 6—Investments in the accompanying

Consolidated Financial Statements). For the fiscal year ended June 30, 2016, Foxtel revenues decreased $279 million, or 10%, as a result of the negative impact of foreign currency fluctuations, which more than offset higher revenues in local currency. Operating income decreased primarily due to the negative net impact of foreign currency fluctuations, increased investment in programming to support subscriber growth, higher offer costs and continued investment in Presto, partially offset by lower depreciation expense resulting from Foxtel’s reassessment of the useful lives of cable and satellite installations. Net income decreased as a result of the lower operating income noted above, partially offset by lower income tax expense.

(b)	Other equity affiliates, net for the fiscal year ended June 30, 2016 includes losses primarily from the Company’s interests in Draftstars and Elara.

Interest, net—Interest, net for the fiscal year ended June 30, 2016 decreased $13 million, or 23%, as compared to fiscal 2015, primarily due to the negative impact of foreign currency fluctuations and interest expense associated with the REA Facility. (See Note 9—Borrowings in the accompanying Consolidated Financial Statements).

Other, net—

	For the fiscal years ended June 30,
	2016	2015
	(in millions)
Gain on iProperty transaction(a)	$29	$—
Impairment of marketable securities and cost method investments(b)	(21)	(5)
Gain on sale of other businesses	2	—
Gain on sale of equity method investments	1	7
Gain on sale of marketable securities(c)	1	29
Dividends received from cost method investments	—	25
Gain on sale of cost method investments	—	15
Other	6	4

Total Other, net	$18	$75

(a)

The Company recorded a $29 million gain resulting from the revaluation of REA Group’s previously held interest in iProperty during the fiscal year ended June 30, 2016. (See Note 3—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements).

(b)

The Company recorded write-offs and impairments of certain investments in the fiscal years ended June 30, 2016 and 2015. These write-offs and impairments were taken either as a result of the deteriorating financial position of the investee or due to an other-than-temporary impairment resulting from sustained losses and limited prospects for recovery. (See Note 6—Investments in the accompanying Consolidated Financial Statements).

(c)

In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive loss and included in Other, net in the Statement of Operations.

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

For the fiscal year ended June 30, 2015, the Company’s effective tax rate was lower than the U.S. statutory tax rate primarily due to the impact from foreign operations which are subject to lower tax rates, partially offset by the impact of nondeductible items and changes in our accrued liabilities for uncertain tax positions. (See Note 18—Income Taxes in the accompanying Consolidated Financial Statements).

Income (loss) from discontinued operations, net of tax—For the fiscal year ended June 30, 2016, the Company recorded income from discontinued operations, net of tax, of $15 million as compared to a loss of $445 million for fiscal 2015. The income recognized in fiscal 2016 was primarily due to the impact of a $144 million tax benefit recognized upon reclassification of the Digital Education segment to discontinued operations, a tax benefit of $30 million related to the current year operations and lower operating losses as a result of the sale of Amplify Insight and Amplify Learning, which more than offset the pre-tax non-cash impairment charge recognized in the first quarter of fiscal 2016 of $76 million and $17 million in severance and lease termination charges recognized in the second quarter of fiscal 2016. The loss recognized in fiscal 2015 primarily relates to a non-cash impairment charge of $371 million recorded in the three months ended June 30, 2015 and a full year of operating losses at Amplify in 2015. (See Note 4—Discontinued Operations in the accompanying Consolidated Financial Statements).

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

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses, selling, general and administrative expenses and the NAM Group and Zillow settlement charge. Segment EBITDA does not include: depreciation and amortization, restructuring charges, equity earnings of affiliates, interest, net, other, net, income tax benefit (expense) and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

	For the fiscal years ended June 30,
	2016	2015	Change	Change %
(in millions, except %)			Better/(Worse)
Revenues	$8,292	$8,524	$(232)	(3)%
Operating expenses	(4,728)	(4,952)	224	5%
Selling, general and administrative expenses	(2,722)	(2,627)	(95)	(4)%
NAM Group and Zillow settlements, net	(158)	—	(158)	**

Total Segment EBITDA	684	945	(261)	(28)%
Depreciation and amortization	(505)	(498)	(7)	(1)%
Impairment and restructuring charges	(89)	(84)	(5)	(6)%
Equity earnings of affiliates	30	58	(28)	(48)%
Interest, net	43	56	(13)	(23)%
Other, net	18	75	(57)	(76)%

Income from continuing operations before income tax (expense) benefit	181	552	(371)	(67)%
Income tax (expense) benefit	54	(185)	239	**

Income from continuing operations	235	367	(132)	(36)%

**	not meaningful

	For the fiscal years ended June 30,
	2016		2015
		Segment		Segment
	Revenues	EBITDA	Revenues	EBITDA
	(in millions)
News and Information Services	$5,338	$214	$5,731	$603
Book Publishing	1,646	185	1,667	221
Digital Real Estate Services	822	344	625	201
Cable Network Programming	484	124	500	135
Other	2	(183)	1	(215)

Total	$8,292	$684	$8,524	$945

News and Information Services (64% and 67% of the Company’s consolidated revenues in fiscal 2016 and 2015, respectively)

	For the fiscal years ended June 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$2,810	$3,163	$(353)	(11)%
Circulation and subscription	2,107	2,159	(52)	(2)%
Other	421	409	12	3%

Total Revenues	5,338	5,731	(393)	(7)%
Operating expenses	(3,142)	(3,442)	300	9%
Selling, general and administrative	(1,702)	(1,686)	(16)	(1)%
NAM Group settlement	(280)	—	(280)	* *

Segment EBITDA	$214	$603	$(389)	(65)%

**	not meaningful

For the fiscal year ended June 30, 2016, revenues at the News and Information Services segment decreased $393 million, or 7%, as compared to fiscal 2015. The revenue decrease was mainly due to lower advertising revenues of $353 million as compared to fiscal 2015, primarily resulting from the $152 million negative impact of foreign currency fluctuations, weakness in the print advertising market and $98 million lower free-standing insert product revenues at News America Marketing. Circulation and subscription revenues for the fiscal year ended June 30, 2016 decreased $52 million as compared to fiscal 2015 due to the $109 million negative impact of foreign currency fluctuations, which more than offset higher paid circulation and subscription revenues at Dow Jones and the Australian newspapers primarily resulting from price increases and digital subscriber growth. Other revenues for the fiscal year ended June 30, 2016 increased $12 million as compared to fiscal 2015, primarily due to the $45 million contribution from Unruly which was acquired in September 2015, partially offset by the $29 million negative impact of foreign currency fluctuations. The impact of the 53rd week in fiscal 2016 resulted in a revenue increase of approximately $77 million.

For the fiscal year ended June 30, 2016, Segment EBITDA at the News and Information Services segment decreased $389 million, or 65%, as compared to fiscal 2015. The decrease was primarily due to one-time costs of approximately $280 million recognized in connection with the settlement of certain litigation and related claims, lower free-standing insert product revenues discussed above and a loss of $20 million at Checkout 51, primarily related to investment spending and acquisition-related costs. Segment EBITDA was also impacted by a decrease of $27 million at the Australian newspapers, primarily resulting from the $14 million negative impact of foreign currency fluctuations and lower advertising revenues, which more than offset the impact of lower newsprint, production and distribution costs, and at the U.K. newspapers of $23 million, primarily due to lower revenues and higher promotion and marketing costs. These decreases were partially offset by an increase of $22 million at Dow Jones, primarily due to lower newsprint, production and distribution costs and the impact of cost savings initiatives.

News Corp Australia

Revenues at the Australian newspapers were $1,292 million for the fiscal year ended June 30, 2016, a decrease of $241 million, or 16%, as compared to fiscal 2015 revenues of $1,533 million. The impact of foreign currency fluctuations of the U.S. dollar against the Australian dollar resulted in a revenue decrease of $194 million, or 13%. Advertising revenues declined $203 million, primarily as a result of the $121 million negative impact of foreign currency fluctuations and the $93 million impact of weakness in the print advertising market in Australia. Circulation and subscription revenues declined $43 million due to the $57 million negative impact of foreign currency fluctuations, partially offset by the $18 million impact of price increases, digital subscriber growth and the positive impact of the 53rd week.

News UK

Revenues were $1,281 million for the fiscal year ended June 30, 2016, a decrease of $142 million, or 10%, as compared to fiscal 2016 revenues of $1,423 million. The impact of foreign currency fluctuations of the U.S. dollar against the British pound resulted in a revenue decrease of $80 million, or 6%, for the fiscal year ended June 30, 2016 as compared to fiscal 2015. Advertising revenues decreased $63 million, primarily due to the $52 million impact from print market declines and the $25 million negative impact of foreign currency fluctuations. Circulation and subscription revenues decreased $41 million due to the $42 million negative impact of foreign currency fluctuations. Lower revenues of $55 million resulting from single-copy volume declines, primarily at The Sun, and changes in the digital strategy at The Sun, were offset by the $53 million impact from cover price increases, higher subscriptions at The Times and The Sunday Times and the 53rd week. Other revenues decreased $38 million due to a reduction in newsprint sales to third parties.

Dow Jones

Revenues were $1,570 million for the fiscal year ended June 30, 2016, an increase of $4 million, as compared to fiscal 2015 revenues of $1,566 million. Circulation and subscription revenues increased by $33 million, due to higher revenues at The Wall Street Journal of $20 million primarily related to price increases and digital volume growth and the $19 million positive impact of the 53rd week, partially offset by the $10 million negative impact of foreign currency fluctuations. Professional information business revenues were flat compared to fiscal 2015. Advertising revenues decreased $27 million primarily resulting from lower print advertising of $36 million, partially offset by higher digital advertising revenues. The impact of the 53rd week resulted in a revenue increase of $7 million.

News America Marketing

Revenues at News America Marketing were $1,012 million for the fiscal year ended June 30, 2016, a decrease of $63 million, or 6%, as compared to fiscal 2015 revenues of $1,075 million. The decrease was primarily due to decreased revenues for free-standing insert products of $98 million, partially offset by increased in-store product revenues of $18 million.

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

For the fiscal year ended June 30, 2016, revenues at the Book Publishing segment decreased $21 million, or 1%, as compared to fiscal 2015. The decrease was primarily the result of $69 million in higher sales of the Divergent series by Veronica Roth and American Sniper by Chris Kyle in the prior year, the $39 million negative impact of foreign currency fluctuations and an industry-wide decline in e-book sales. These decreases were partially offset by higher print book sales across all genres, including sales of Go Set a Watchman by Harper Lee in fiscal 2016 of $42 million, $37 million due to strong sales in the Christian Publishing and Children’s Categories, $23 million related to the acquisition of Harlequin in August 2014 and $21 million related to the continued expansion of HarperCollins’ global footprint. The Company sold 2.0 million net units of the Divergent series in the fiscal year ended June 30, 2016 as compared to 8.3 million net units in fiscal 2015. Digital sales represented 19% and 22% of Consumer revenues during fiscal 2016 and 2015, respectively. Digital sales decreased 15% as compared to fiscal 2015 due to an industry-wide decline in e-book sales and the lower contribution from the Divergent series. During the fiscal year ended June 30, 2016, HarperCollins had 239 titles on The New York Times Bestseller List, with 30 titles reaching the number one position. The impact of the 53rd week in fiscal 2016 resulted in a revenue increase of approximately $19 million.

For the fiscal year ended June 30, 2016, Segment EBITDA at the Book Publishing segment decreased $36 million, or 16%, as compared to fiscal 2015. The decrease was primarily due to the mix of titles as compared to the prior year and cost saving initiatives.

Digital Real Estate Services (10% and 7% of the Company’s consolidated revenues in fiscal 2016 and 2015, respectively)

	For the fiscal years ended June 30,
	2016	2015	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$133	$103	$30	29%
Circulation and Subscription	64	36	28	78%
Real estate	619	486	133	27%
Other	6	—	6	* *

Total Revenues	822	625	197	32%
Operating expenses	(102)	(58)	(44)	(76)%
Selling, general and administrative	(498)	(366)	(132)	(36)%
Zillow settlement	122	—	122	* *

Segment EBITDA	$344	$201	$143	71%

**	not meaningful

For the fiscal year ended June 30, 2016, revenues at the Digital Real Estate Services segment increased $197 million, or 32%, as compared to fiscal 2015, primarily due to a $169 million increase from Move which was acquired in November 2014. The majority of the increase related to the inclusion of a full year of operations in fiscal 2016 as compared to fiscal 2015. Approximately $40 million of the increase related to Move was driven by increased ConnectionSM for Co-brokerage product revenues and to a lesser extent, non-listing media revenues in the period from November 2015 through the end of fiscal 2016, as compared to the comparable prior year period. At REA Group, revenues increased $22 million, or 5%, to $459 million in fiscal 2016 from $437 million in fiscal 2015 resulting from higher revenues from greater residential listing depth product penetration and higher developer and media revenues, largely offset by the $66 million negative impact of foreign currency fluctuations.

For the fiscal year ended June 30, 2016, Segment EBITDA at the Digital Real Estate Services segment increased $143 million, or 71%, as compared to fiscal 2015, primarily due to an increase at Move resulting from a gain of $122 million recognized in connection with the settlement of litigation with Zillow. The gain reflects proceeds received from Zillow of $130 million, less $8 million paid to NAR. The results at Move were also positively impacted by transaction costs of $19 million in fiscal 2015 which did not recur in the current fiscal year and higher revenues, offset by increased legal costs of $28 million related to the Zillow litigation. Total legal costs incurred in connection with the Zillow litigation were $38 million for fiscal 2016. Segment EBITDA was also impacted by higher revenues at REA Group, noted above, which were partially offset by the $37 million negative net impact of currency fluctuations. These increases were partially offset by $7 million in one-time transaction costs related to the acquisition of iProperty.

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

For the fiscal year ended June 30, 2016, revenues and Segment EBITDA at the Cable Network Programming segment decreased $16 million, or 3%, and $11 million, or 8%, respectively, as compared to fiscal 2015. The revenue decrease was primarily due to the $60 million negative impact of foreign currency fluctuations, which more than offset higher affiliate and advertising revenues of $44 million. The impact of the 53rd week in fiscal 2016 resulted in a revenue increase of approximately $10 million. The decrease in Segment EBITDA was primarily the result of the $14 million negative impact of foreign currency fluctuations as higher sports programming rights and production costs offset higher affiliate and advertising revenues discussed above.

Other (0% of the Company’s consolidated revenues in fiscal 2016 and 2015)

	For the fiscal years ended June 30,
	2016	2015	Change	% Change
(in millions, except %)	Better/(Worse)
Revenues:
Advertising	$1	$1	$—	—
Other	1	—	1	* *

Total Revenues	2	1	1	100%
Operating expenses	(3)	(7)	4	57%
Selling, general and administrative	(182)	(209)	27	13%

Segment EBITDA	$(183)	$(215)	$32	15%

**	—not meaningful

Segment EBITDA at the Other segment for the fiscal year ended June 30, 2016 increased $32 million, or 15%, as compared to fiscal 2015. Segment EBITDA increased primarily due to $31 million lower costs associated with the U.K. Newspaper Matters. The net expense related to the U.K. Newspaper Matters included in Selling, general and administrative expenses was $19 million for the fiscal year ended June 30, 2016 as compared to $50 million in fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of June 30, 2017, the Company’s cash and cash equivalents were $2,016 million. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. As described in greater detail below, in October 2013, the Company established a revolving credit facility of $650 million, which terminates on October 23, 2020. The Company may request that the commitments be extended under certain circumstances as set forth in the credit agreement and may also request increases in the amount of the facility up to a maximum amount of $900 million. In addition, the Company expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See Part I, “Item 1A. Risk Factors” for further discussion.

As of June 30, 2017, the Company’s consolidated assets included $1,050 million in cash and cash equivalents that was held by its foreign subsidiaries. $276 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

Issuer Purchases of Equity Securities

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the fiscal year ended June 30, 2017. Through August 7, 2017, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 7, 2017 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2016, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 19, 2016 to stockholders of record at the close of business on September 14, 2016. In February 2017, the Board of Directors declared a semi-

annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on April 19, 2017 to stockholders of record as of March 15, 2017. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

Sources and Uses of Cash—Fiscal 2017 versus Fiscal 2016

Net cash provided by operating activities from continuing operations for the fiscal years ended June 30, 2017 and 2016 was as follows (in millions):

For the fiscal years ended June 30,	2017	2016
Net cash provided by operating activities from continuing operations	$499	$952

Net cash provided by operating activities from continuing operations decreased by $453 million for the fiscal year ended June 30, 2017 as compared to fiscal 2016. The decrease was primarily due to higher NAM Group settlement payments of $234 million during the fiscal year ended June 30, 2017, the absence of net proceeds received in fiscal 2016 from the Zillow litigation settlement of $122 million, higher restructuring payments of $41 million during the fiscal year ended June 30, 2017, lower dividends received from Foxtel and other equity method investments of $30 million and higher net tax payments of $30 million in fiscal 2017.

Net cash used in investing activities from continuing operations for the fiscal years ended June 30, 2017 and 2016 was as follows (in millions):

For the fiscal years ended June 30,	2017	2016
Net cash used in investing activities from continuing operations	$(105)	$(1,124)

The Company had net cash used in investing activities from continuing operations of $105 million for the fiscal year ended June 30, 2017 as compared to net cash used in investing activities from continuing operations of $1,124 million for fiscal 2016. During the fiscal year ended June 30, 2017, the Company used $347 million of cash for acquisitions, primarily for the acquisitions of Wireless Group and ARM. The Company also had capital expenditures of $256 million. The net cash used in investing activities from continuing operations for the fiscal year ended June 30, 2017 was partially offset by the utilization of restricted cash for the Wireless Group acquisition of $315 million and proceeds from the sale of REA Group’s European business of approximately $140 million.

During the fiscal year ended June 30, 2016, the Company used $520 million of cash for acquisitions, primarily for the acquisitions of iProperty, Unruly, DIAKRIT, Flatmates and Checkout 51. The Company also had capital expenditures of $256 million in fiscal 2016. Additionally, the Company had set aside $315 million of cash for use in the Wireless Group acquisition as a result of U.K. takeover regulations and classified this as restricted cash as of June 30, 2016.

Net cash (used in) provided by financing activities from continuing operations for the fiscal years ended June 30, 2017 and 2016 was as follows (in millions):

For the fiscal years ended June 30,	2017	2016
Net cash (used in) provided by financing activities from continuing operations	$(217)	$150

The Company had net cash used in financing activities from continuing operations of $217 million for the fiscal year ended June 30, 2017 as compared to net cash provided by financing activities from continuing operations of $150 million for fiscal 2016. During the fiscal year ended June 30, 2017, the Company paid dividends of

$152 million, primarily to News Corporation stockholders and REA Group minority stockholders, and repaid the debt assumed in the acquisition of Wireless Group of $23 million.

During the fiscal year ended June 30, 2016, the Company had proceeds from borrowings under the REA Facility of approximately $340 million. The net cash provided by financing activities from continuing operations for the fiscal year ended June 30, 2016 was partially offset by dividend payments of $147 million, primarily to News Corporation stockholders and REA Group minority stockholders, and repurchases of News Corporation shares for $41 million.

Sources and Uses of Cash—Fiscal 2016 versus Fiscal 2015

Net cash provided by operating activities from continuing operations for the fiscal years ended June 30, 2016 and 2015 was as follows (in millions):

For the fiscal years ended June 30,	2016	2015
Net cash provided by operating activities from continuing operations	$952	$988

Net cash provided by operating activities from continuing operations decreased by $36 million for the fiscal year ended June 30, 2016 as compared to fiscal 2015. The decrease was primarily due to lower dividends received from Foxtel and cost method investments of $104 million and higher restructuring payments of $44 million during the fiscal year ended June 30, 2016. The decrease was offset by net proceeds received in fiscal 2016 from the Zillow litigation settlement of $122 million and a benefit in working capital related to the 53rd week.

Net cash used in investing activities from continuing operations for the fiscal years ended June 30, 2016 and 2015 was as follows (in millions):

For the fiscal years ended June 30,	2016	2015
Net cash used in investing activities from continuing operations	$(1,124)	$(1,671)

The Company had net cash used in investing activities from continuing operations of $1,124 million for the fiscal year ended June 30, 2016 as compared to net cash used in investing activities from continuing operations of $1,671 million for fiscal 2015. During the fiscal year ended June 30, 2016, the Company used $520 million of cash for acquisitions, primarily for the acquisitions of iProperty, Unruly, DIAKRIT, Flatmates and Checkout 51. The Company also had capital expenditures of $256 million in fiscal 2016. Additionally, the Company had set aside $315 million of cash for use in the Wireless Group acquisition as a result of U.K. takeover regulations and classified this as restricted cash as of June 30, 2016.

During the fiscal year ended June 30, 2015, the Company used $1,190 million of cash for acquisitions, primarily the acquisitions of Move and Harlequin, and used $355 million of cash for investments, primarily consisting of approximately $112 million for its investment in HT&E, $100 million for its investment in iProperty and approximately $67 million for its investment in SEEK Asia. The Company also had capital expenditures of $308 million which included $50 million related to the relocation of the Company’s U.K. operations to a new site in London. The net cash used in investing activities from continuing operations for the fiscal year ended June 30, 2015 was partially offset by proceeds from dispositions of $182 million, primarily resulting from the sale of marketable securities.

Net cash provided by (used in) financing activities from continuing operations for the fiscal years ended June 30, 2016 and 2015 was as follows (in millions):

For the fiscal years ended June 30,	2016	2015
Net cash provided by (used in) financing activities from continuing operations	$150	$(190)

The Company had net cash provided by financing activities from continuing operations of $150 million for the fiscal year ended June 30, 2016 as compared to net cash used in financing activities from continuing operations of $190 million for fiscal 2015. During the fiscal year ended June 30, 2016, the Company had proceeds from borrowings under the REA Facility of approximately $340 million. The net cash provided by financing activities from continuing operations for the fiscal year ended June 30, 2016 was partially offset by dividend payments of $147 million to News Corporation stockholders and REA Group minority stockholders and repurchases of News Corporation shares for $41 million.

Cash used in financing activities from continuing operations for the fiscal year ended June 30, 2015 was primarily the result of the repayment of debt assumed in the acquisition of Move of approximately $129 million and repurchases of News Corporation shares for $30 million.

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

The following table presents a reconciliation of net cash provided by continuing operating activities to free cash flow available to News Corporation:

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Net cash provided by continuing operating activities	$499	$952	$988
Less: Capital expenditures	(256)	(256)	(308)

	243	696	680
Less: REA Group free cash flow	(183)	(131)	(130)
Plus: Cash dividends received from REA Group	53	45	45

Free cash flow available to News Corporation	$113	$610	$595

Free cash flow available to News Corporation decreased $497 million in the fiscal year ended June 30, 2017 to $113 million from $610 million in fiscal 2016. The decrease was primarily due to lower cash provided by continuing operating activities as discussed above, as well as higher REA Group free cash flow.

Free cash flow available to News Corporation increased by $15 million in the fiscal year ended June 30, 2016 to $610 million from $595 million in fiscal 2015. The improvement was primarily due to lower capital expenditures due to the absence of costs associated with the relocation of the Company’s operations to a new site in London in fiscal 2015, partially offset by lower cash provided by continuing operating activities as discussed above.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of June 30, 2017, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of June 30, 2017, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

REA Group Unsecured Revolving Loan Facility

REA Group entered into an A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty. The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which become due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of June 30, 2017, REA Group was paying a margin of between 0.85% and 1.05%. REA Group paid approximately $10 million in interest for the fiscal year ended June 30, 2017 at a weighted average interest rate of 2.7%. The REA Facility requires REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of June 30, 2017, REA Group was in compliance with all of the applicable debt covenants.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2017.

	As of June 30, 2017
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$1,105	$422	$350	$195	$138
Sports programming rights(b)	1,287	223	502	427	135
Operating leases(c)
Land and buildings	1,641	157	285	222	977
Plant and machinery	5	3	2	—	—
Borrowings(d)	380	103	277	—	—

Total commitments and contractual obligations	$4,418	$908	$1,416	$844	$1,250

(a)	The Company has commitments under purchase obligations related to printing contracts, capital projects, marketing agreements, production services and other legally binding commitments.
(b)

The Company has sports programming rights commitments with National Rugby League, Football Federation Australia, Australian Rugby Union and International Cricket as well as certain other broadcast rights which are payable through fiscal 2023.

(c)

The Company leases office facilities, warehouse facilities, printing plants and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2062. This amount includes approximately $210 million of land and office facilities that have been subleased from 21st Century Fox.

(d)

Primarily represents the REA Facility based on the contractual maturity date of the various sub facilities included within the agreement. (See Note 9—Borrowings in the accompanying Consolidated Financial Statements).

The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements for production. Since the quantities purchased annually under these contracts are not fixed and are based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.

The table also excludes the Company’s pension obligations, other postretirement benefits (“OPEB”) obligations and the liabilities for unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing of the commitments. The Company made contributions of $26 million and $26 million to its pension plans in fiscal 2017 and fiscal 2016, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates and statutory requirements. The Company anticipates that it will make contributions of approximately $24 million in fiscal 2018, assuming that actual plan asset returns are consistent with the Company’s expected returns in fiscal 2017 and beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company expects its OPEB payments to approximate $9 million in fiscal 2018. (See Note 16—Retirement Benefit Obligations in the accompanying Consolidated Financial Statements).

Contingencies

The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed in Note 15 to the Consolidated Financial Statements. The outcome of these matters and claims is subject to significant uncertainty, and the Company often cannot predict what the eventual outcome of pending matters will be or the timing of the ultimate resolution of these matters. Fees, expenses, fines, penalties, judgments or settlement costs which might be incurred by the Company in connection with the various proceedings could adversely affect its results of operations and financial condition.

The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. (See Note 15—Commitments and Contingencies in the accompanying Consolidated Financial Statements).

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

CRITICAL ACCOUNTING POLICIES

An accounting policy is considered to be critical if it is important to the Company’s financial condition and results and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company. (See Note 2—Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements).

Long-lived assets

The Company’s long-lived assets, include goodwill, finite-lived and indefinite lived intangible assets and property, plant and equipment. Assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the cost of acquiring an entity and the estimated fair values assigned to its tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment.

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

During the third quarter of fiscal 2017, the Company early adopted ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) which eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Under ASU 2017-04, in assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine the fair value of the business, and compare the calculated fair value of a reporting unit with its carrying amount, including goodwill. In performing the valuation, the Company determines the fair value of a reporting unit primarily by using a discounted cash flow analysis and market-based valuation approach methodologies.

Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. During the fourth quarter of fiscal 2017, as part of the Company’s long-range planning process, the Company completed its annual goodwill and indefinite-lived intangible asset impairment test.

The performance of the Company’s annual impairment analysis resulted in $88 million of impairments of goodwill and indefinite-lived intangible assets in fiscal 2017. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 9.0%-25.0%), long-term growth rates (ranging from 0.0%-3.3%) and royalty rates (ranging from 0.5%-7.5%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 10%-15%).

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

The fair values of the Company’s reporting units in fiscal 2017 exceeded the respective carrying values in a range from approximately 3% to 23%. No material impairments were identified. Any increase in the discount rate or decrease in the projected cash flows terminal growth rate would have resulted in a reporting unit of the News and Information Services segment failing the 2017 impairment analysis, which would have required the company to record an impairment charge equal to the difference between the fair value of the reporting unit and its carrying value. The News and Information Services segment has a reporting unit with goodwill of approximately $1.4 billion at June 30, 2017 that is at-risk for future impairment. Additionally, the Company has certain other reporting units with goodwill balances of $83 million which are considered to be at-risk. The Company will continue to monitor its goodwill for possible future impairment.

Property, Plant and Equipment

The Company evaluates the carrying value of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable, in accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Events or circumstances that might warrant an impairment recoverability review include, among other things, material declines in operating performance, significant adverse market conditions and planned changes in the use of an asset group.

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

During the fiscal year ended June 30, 2017, the Company recognized total fixed asset write-downs of $679 million, primarily at News UK and News Corp Australia.

During the fourth quarter of fiscal 2017, as part of the Company’s long-range planning process, the Company reduced its outlook for the U.K. newspapers due to the impact of adverse print advertising and print circulation trends on the future expected performance of the business. As a result, the Company recognized a non-cash impairment charge of approximately $360 million related to the write-down of fixed assets at the U.K. newspapers. The write-down was comprised of approximately $252 million related to print sites, $85 million related to printing presses and print related equipment and $23 million related to capitalized software. Significant unobservable inputs utilized in the income approach valuation method were a discount rate of 8.5% and a -1.0% long term growth rate.

In the second quarter of fiscal 2017, the Company recognized a non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers. The write-down was a result of the impact of adverse trends on the future expected performance of the Australian newspapers, where revenue declines from continued weakness in the print advertising market accelerated during the second quarter. The write-down was comprised of approximately $149 million related to printing presses and print related equipment, $77 million related to facilities, $66 million related to capitalized software and $18 million related to tradenames. Significant unobservable inputs utilized in the income approach valuation method were a discount rate of 11.5% and no long-term growth. As of June 30, 2017, the Company determined that the remaining carrying value of fixed assets reviewed as part of the analysis continue to be recoverable.

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

Retirement Benefit Obligations

The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. (See Note 16—Retirement Benefit Obligations in the accompanying Consolidated Financial Statements).

The Company records amounts relating to its pension and other postretirement benefit plans based on calculations specified by GAAP. The measurement and recognition of the Company’s pension and other postretirement benefit plans require the use of significant management judgments, including discount rates, expected return on plan assets, mortality and other actuarial assumptions. Net periodic benefit costs (income) is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected rate of return on plan assets. Current market conditions, including changes in investment returns and interest rates, were considered in making these assumptions. In developing the expected long-term rate of return, the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes were considered. The weighted average expected long-term rate of return of 5.1% for fiscal 2018 is based on a weighted average target asset allocation assumption of 22% equities, 62% fixed-income securities and 16% cash and other investments.

The Company recorded $1 million, $8 million, and ($4) million in net periodic benefit costs (income) in the Statements of Operations for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. In fiscal 2017, the Company changed the method used to estimate the service and interest cost components of net periodic benefit costs (income) for its pension and other postretirement benefit plans. For fiscal 2016 and previous periods presented, the Company estimated the service and interest cost components of net periodic benefit costs (income) utilizing a single weighted-average discount rate for each country in which the Company has plans derived from a yield curve used to measure the benefit obligation. The new method utilized a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The Company changed to the new method to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change is accounted for as a change in accounting estimate which is applied prospectively. This change in estimate is not expected to have a material impact on the Company’s pension and postretirement net periodic benefit expense in future periods.

Although the discount rate used for each plan will be established and applied individually, a weighted average discount rate of 3.0% will be used in calculating the fiscal 2018 net periodic benefit costs (income). The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds. The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S., the U.K., Australia and other foreign countries as of the measurement date.

The key assumptions used in developing the Company’s fiscal 2017, 2016 and 2015 net periodic benefit costs (income) for its plans consist of the following:

	2017	2016	2015
	(in millions, except %)
Weighted average assumptions used to determine net periodic benefit costs (income)
Discount rate for PBO	3.1%	3.9%	4.2%
Discount rate for Service Cost	3.1%	3.9%	4.2%
Discount rate for Interest on PBO	2.6%	3.9%	4.2%
Discount rate for Interest on Service Cost	2.9%	3.9%	4.2%
Assets:
Expected rate of return	5.7%	5.7%	6.3%
Expected return	$75	$81	$93
Actual return	$106	$121	$96

Gain/(Loss)	$31	$40	$3
One year actual return	8.2%	9.4%	7.2%
Five year actual return	8.8%	7.7%	8.6%

The Company will use a weighted average long-term rate of return of 5.1% for fiscal 2018 based principally on a combination of current asset mix and an expectation of future long term investment returns. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2017 were approximately $595 million which decreased from approximately $610 million for the Company’s pension plans as of June 30, 2016. This decrease of $15 million was primarily due to favorable asset returns. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year benefit costs. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year benefit costs. These deferred losses are being systematically recognized in future net periodic benefit costs (income) in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses for the primary plans in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over the average life expectancy for plan participants for the primary plans.

The Company made contributions of $26 million, $26 million and $9 million to its funded pension plans in fiscal 2017, 2016 and 2015, respectively. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the

Company’s expected plan returns in fiscal 2017 and beyond, and that interest rates remain constant, the Company anticipates that it will make contributions of approximately $24 million in fiscal 2018. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. (See Note 16 in the accompanying Consolidated Financial Statements).

Changes in net periodic benefit costs may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	Increase $2 million	Increase $87 million
0.25 percentage point increase in discount rate	Decrease $2 million	Decrease $79 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million	—

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended June 30, 2017 and 2016:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2017
Revenues	47%	29%	19%
Operating and Selling, general, and administrative expenses	47%	26%	20%

Fiscal year ended June 30, 2016
Revenues	47%	28%	20%
Operating and Selling, general, and administrative expenses	48%	24%	21%

Based on the year ended June 30, 2017, a one cent change in each of the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates would have impacted revenues by approximately $32 million and $12 million, respectively, for each currency on an annual basis, and would have impacted Total Segment EBITDA by approximately $6 million and $0.4 million, respectively, on an annual basis.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $97 million as of June 30, 2017. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income of approximately $10 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2017 or June 30, 2016 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2017, the Company did not anticipate nonperformance by any of the counterparties.

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2017, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2017, News Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of News Corporation:

We have audited News Corporation’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). News Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, News Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of News Corporation as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended June 30, 2017 of News Corporation and our report dated August 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of News Corporation:

We have audited the accompanying consolidated balance sheets of News Corporation as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Corporation at June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), News Corporation’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

August 14, 2017

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

		For the fiscal years ended June 30,
	Notes	2017	2016	2015
Revenues:
Advertising		$2,860	$3,025	$3,349
Circulation and subscription		2,470	2,569	2,608
Consumer		1,573	1,578	1,594
Real estate		696	619	486
Other		540	501	487

Total Revenues		8,139	8,292	8,524
Operating expenses		(4,529)	(4,728)	(4,952)
Selling, general and administrative		(2,725)	(2,722)	(2,627)
NAM Group and Zillow settlements, net	15	—	(158)	—
Depreciation and amortization		(449)	(505)	(498)
Impairment and restructuring charges	5, 7, 8	(927)	(89)	(84)
Equity (losses) earnings of affiliates	6	(295)	30	58
Interest, net		39	43	56
Other, net	20	132	18	75

(Loss) income from continuing operations before income tax (expense) benefit		(615)	181	552
Income tax (expense) benefit	18	(28)	54	(185)

(Loss) income from continuing operations		(643)	235	367
Income (loss) from discontinued operations, net of tax	4	—	15	(445)

Net (loss) income		(643)	250	(78)
Less: Net income attributable to noncontrolling interests		(95)	(71)	(69)

Net (loss) income attributable to News Corporation stockholders		$(738)	$179	$(147)

Basic and diluted (loss) income earnings per share:	13
(Loss) income from continuing operations available to News Corporation stockholders per share		$(1.27)	$0.28	$0.51
Income (loss) from discontinued operations available to News Corporation stockholders per share		—	0.02	(0.77)

Net (loss) income available to News Corporation stockholders per share		$(1.27)	$0.30	$(0.26)

Cash dividends declared per share of common stock		$0.20	$0.20	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN MILLIONS)

	For the fiscal years ended June 30,
	2017	2016	2015
Net (loss) income	$(643)	$250	$(78)
Other comprehensive income (loss):
Foreign currency translation adjustments	84	(398)	(1,183)
Unrealized holding (losses) gains on securities, net(a)	(25)	1	(5)
Benefit plan adjustments, net(b)	8	(32)	(29)
Share of other comprehensive (loss) income from equity affiliates, net (c)	4	(16)	1

Other comprehensive income (loss)	71	(445)	(1,216)

Comprehensive loss	(572)	(195)	(1,294)

Less: Net income attributable to noncontrolling interests	(95)	(71)	(69)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	(9)	1	24

Comprehensive loss attributable to News Corporation stockholders	$(676)	$(265)	$(1,339)

(a)	Net of income tax (benefit) expense of ($10) million, nil and nil for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
(b)	Net of income tax expense (benefit) of $8 million, ($14) million and ($11) million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
(c)	Net of income tax expense (benefit) of $2 million, ($7) million and $1 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

		As of June 30,
	Notes	2017	2016
Assets:
Current assets:
Cash and cash equivalents		$2,016	$1,832
Restricted cash	2	—	315
Receivables, net	2	1,276	1,229
Other current assets	20	523	513

Total current assets		3,815	3,889

Non-current assets:
Investments	6	2,027	2,270
Property, plant and equipment, net	7	1,624	2,405
Intangible assets, net	8	2,281	2,207
Goodwill	8	3,838	3,714
Deferred income tax assets	18	525	602
Other non-current assets	20	442	396

Total assets		$14,552	$15,483

Liabilities and Equity:
Current liabilities:
Accounts payable		$222	$217
Accrued expenses		1,204	1,371
Deferred revenue		426	388
Other current liabilities	20	600	466

Total current liabilities		2,452	2,442

Non-current liabilities:
Borrowings	9	276	369
Retirement benefit obligations	16	319	350
Deferred income tax liabilities	18	61	171
Other non-current liabilities		351	349

Commitments and contingencies	15

Redeemable preferred stock	10	20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,395	12,434
(Accumulated deficit) retained earnings		(648)	150
Accumulated other comprehensive loss		(964)	(1,026)

Total News Corporation stockholders’ equity		10,789	11,564
Noncontrolling interests		284	218

Total equity		11,073	11,782

Total liabilities and equity		$14,552	$15,483

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 382,294,262 and 380,490,770 shares issued and outstanding, net of 27,368,413 treasury shares at par at June 30, 2017 and June 30, 2016, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at June 30, 2017 and June 30, 2016, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

		For the fiscal years ended June 30,
	Notes	2017	2016	2015
Operating activities:
Net (loss) income		$(643)	$250	$(78)
Less: Income (loss) from discontinued operations, net of tax		—	15	(445)

(Loss) income from continuing operations		(643)	235	367
Adjustments to reconcile (loss) income from continuing operations to cash provided by operating activities:
Depreciation and amortization		449	505	498
Equity losses (earnings) of affiliates	6	295	(30)	(58)
Cash distributions received from affiliates		4	34	138
Impairment charges	8	785	—	—
Other, net	20	(132)	(18)	(75)
Deferred income taxes and taxes payable	18	(95)	(147)	59
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(58)	22	29
Inventories, net		15	35	18
Accounts payable and other liabilities		137	58	12
NAM Group settlement		(258)	258	—

Net cash provided by operating activities from continuing operations		499	952	988
Net cash used in operating activities from discontinued operations		(5)	(74)	(157)

Net cash provided by operating activities		494	878	831

Investing activities:
Capital expenditures		(256)	(256)	(308)
Changes in restricted cash for Wireless Group acquisition		315	(315)	—
Acquisitions, net of cash acquired		(347)	(520)	(1,190)
Investments in equity affiliates and other		(59)	(51)	(146)
Other investments		(39)	(54)	(224)
Proceeds from business dispositions		162	1	—
Proceeds from property, plant and equiptment and other asset dispositions		109	41	182
Other		10	30	15

Net cash used in investing activities from continuing operations		(105)	(1,124)	(1,671)
Net cash provided by (used in) investing activities from discontinued operations		—	13	(70)

Net cash used in investing activities		(105)	(1,111)	(1,741)

Financing activities:
Borrowings	9	—	342	—
Repayment of borrowings acquired in acquisitions		(23)	—	(129)
Repurchase of shares		—	(41)	(30)
Dividends paid		(152)	(147)	(30)
Other, net		(42)	(4)	(1)

Net cash (used in) provided by financing activities from continuing operations		(217)	150	(190)
Net cash used in financing activities from discontinued operations		—	—	—

Net cash (used in) provided by financing activities		(217)	150	(190)

Net increase (decrease) in cash and cash equivalents		172	(83)	(1,100)
Cash and cash equivalents, beginning of year		1,832	1,951	3,145
Exchange movement on opening cash balance		12	(36)	(94)

Cash and cash equivalents, end of year		$2,016	$1,832	$1,951

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total News Corporation Equity
	Shares	Amount	Shares	Amount					Noncontrolling Interests	Total Equity
Balance, June 30, 2014	379	4	200	2	12,390	237	610	13,243	156	13,399
Net (loss) income	—	—	—	—	—	(147)	—	(147)	69	(78)
Other comprehensive loss	—	—	—	—	—	—	(1,192)	(1,192)	(24)	(1,216)
Dividends	—	—	—	—	—	(2)	—	(2)	(28)	(30)
Share repurchases	(2)	—	—	—	(32)	—	—	(32)	—	(32)
Other	5	—	—	—	75	—	—	75	(2)	73

Balance, June 30, 2015	382	4	200	2	12,433	88	(582)	11,945	171	12,116
Net income	—	—	—	—	—	179	—	179	71	250
Other comprehensive loss	—	—	—	—	—	—	(444)	(444)	(1)	(445)
Dividends	—	—	—	—	—	(118)	—	(118)	(29)	(147)
Share repurchases	(3)	—	—	—	(39)	—	—	(39)	—	(39)
Other	1	—	—	—	40	1	—	41	6	47

Balance, June 30, 2016	380	4	200	2	12,434	150	(1,026)	11,564	218	11,782
Net (loss) income	—	—	—	—	—	(738)	—	(738)	95	(643)
Other comprehensive income	—	—	—	—	—	—	62	62	9	71
Dividends	—	—	—	—	(58)	(60)	—	(118)	(34)	(152)
Share repurchases	—	—	—	—	—	—	—	—	—	—
Other	2	—	—	—	19	—	—	19	(4)	15

Balance, June 30, 2017	382	$4	200	$2	12,395	$(648)	$(964)	$10,789	$284	$11,073

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

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s financial statements as of and for the fiscal years ended June 30, 2017, 2016 and 2015 are presented on a consolidated basis.

The consolidated financial statements are referred to herein as the “Consolidated Financial Statements.” The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”

The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2017, fiscal 2016 and fiscal 2015 included 52, 53 and 52 weeks, respectively. All references to the fiscal years ended June 30, 2017, 2016, and 2015 relate to the fiscal years ended July 2, 2017, July 3, 2016, and June 28, 2015, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of June 30.

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

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the fiscal 2017 presentation. Specifically, the Company reclassified its listing revenues generated primarily from

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

agents, brokers and developers from advertising revenue to real estate revenue for all periods presented to better reflect the Company’s revenue mix and how management reviews the performance of the Digital Real Estate Services segment. Additionally, in the third quarter of fiscal 2017, the Company revised the Statements of Cash Flows to present cash flow activities from discontinued operations within each of the operating, investing and financing activities categories.

Use of estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and other investments that are readily convertible into cash with original maturities of three months or less. The Company’s cash and cash equivalents balance as of June 30, 2017 and 2016 also includes $276 million and $95 million, respectively, which is not readily accessible by the Company as it is held by REA Group Limited (“REA Group”), a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.

The Company classifies cash as restricted when the cash is unavailable for use in its general operations. The restricted cash balance of $315 million as of June 30, 2016 related to cash set aside for the Wireless Group acquisition in order to comply with U.K. takeover regulations. (See Note 3 – Acquisitions, Disposals and Other Transactions). The Company utilized the restricted cash which was specifically set aside at June 30, 2016 for purposes of funding the acquisition and therefore the Company had no restricted cash as of June 30, 2017.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Receivables, net consist of:

	As of June 30,
	2017	2016
	(in millions)
Receivables	$1,484	$1,442
Allowances for sales returns	(166)	(170)
Allowances for doubtful accounts	(42)	(43)

Receivables, net	$1,276	$1,229

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2017 or June 30, 2016 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

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

Prepublication costs

The Company capitalizes the art, prepress, outside editorial, digital conversion and other costs incurred in the creation of the master copy of a book or other media (the “prepublication costs”). Prepublication costs are amortized from the year of publication over the estimated useful life of the title, using the straight-line method for capitalized costs with an estimated useful life of one year or less and sum of the years’ digits for capitalized costs with an estimated useful life exceeding one year. The Company regularly reviews the recoverability of the capitalized costs based on expected future revenues. Prepublications costs are included in Other non-current assets on the Balance Sheets and were $31 million and $33 million as of June 30, 2017 and 2016, respectively. Amortization of prepublication costs for the fiscal years ended June 30, 2017, 2016 and 2015 was $45 million, $43 million, and $43 million, respectively.

Investments

The Company makes investments in various businesses in the normal course of business. The Company evaluates its relationships with other entities to identify whether they are VIEs in accordance with ASC 810-10 and whether the Company is the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, it assesses whether it has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company would consolidate any investments in which it was determined to be the primary beneficiary of a VIE.

Investments in and advances to equity investments or joint ventures in which the Company has significant influence, but is not the primary beneficiary, and has less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% or when the Company has the ability to exercise significant influence. Under the equity method of accounting, the Company includes its investments and amounts due to and from its equity method

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

investments in its Balance Sheets. The Company’s Statements of Operations include the Company’s share of the investees’ earnings (losses) and the Company’s Statements of Cash Flows include all cash received from or paid to the investee.

The difference between the Company’s investment and its share of the fair value of the underlying net assets of the investee upon acquisition is first allocated to either finite-lived intangibles, indefinite-lived intangibles or other assets and liabilities and the balance is attributed to goodwill. The Company follows ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), which requires that equity method finite-lived intangibles be amortized over their estimated useful life. Such amortization is reflected in Equity (losses) earnings of affiliates in the Statements of Operations. Indefinite-lived intangibles and goodwill are not amortized.

Investments in which the Company has no significant influence (generally less than a 20% ownership interest) or does not have the ability to exercise significant influence are designated as available-for-sale investments if readily determinable market values are available. The Company reports available-for-sale investments at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale investments are included in Accumulated other comprehensive loss, net of applicable taxes and other adjustments, until the investment is sold or considered impaired. If an investment’s fair value is not readily determinable, the Company accounts for its investment at cost.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over an estimated useful life of 3 to 50 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property, plant and equipment are expensed as incurred. Changes in circumstances, such as technological advances or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be changed, the Company would depreciate the asset over its revised remaining useful life, thereby increasing depreciation expense.

Operating Leases

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the applicable lease terms. The term used for straight-line rent expense is calculated beginning on the date that the Company obtains possession of the leased premises through the expected lease termination date.

Capitalized software

In accordance with ASC 350–40 “Internal-use Software,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct costs incurred to develop internal use software during the development stage are capitalized and amortized using the straight-line method over the estimated useful life, generally 2 to 10 years. Costs such as maintenance and training are expensed as incurred. Research and development costs are also expensed as incurred.

Royalty advances to authors

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery is not probable. The Company has a long history of providing authors with

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

royalty advances, and it tracks each advance earned with respect to the sale of the related publication. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recovery and a provision is established to write-off the unearned advance, usually between 6 and 12 months after publication. Additionally, the Company reviews its portfolio of royalty advances for unpublished titles to determine if individual royalty advances are not recoverable for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. Based on this information, the portion of any advance that the Company believes is not recoverable is expensed.

Goodwill and intangible assets

The Company has goodwill and intangible assets, including newspaper mastheads, distribution networks, publishing imprints, radio broadcast licenses, trademarks and tradenames, channel distribution agreements, publishing rights and customer relationships. Goodwill is recorded as the difference between the cost of acquiring entities and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually during the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts. Intangible assets with finite lives are amortized over their estimated useful lives.

Goodwill is reviewed for impairment at a reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments. For purposes of its goodwill impairment review, the Company has identified Dow Jones, the Australian newspapers, the U.K. newspapers, News America Marketing, Unruly Holdings Limited (“Unruly”), Storyful Limited (“Storyful”), Wireless Group plc (“Wireless Group), FOX SPORTS Australia, Australia News Channel Pty Ltd (“ANC”), HarperCollins, REA Group, Move, Inc. (“Move”) and DIAKRIT International Limited (“DIAKRIT”), as its reporting units. During the third quarter of fiscal 2017, the Company early adopted ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) which eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

Under ASU 2017-04, in assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine the fair value of the business, and compare the calculated fair value of a reporting unit with its carrying amount, including goodwill. If through a quantitative analysis the Company determines the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not to be impaired. If the Company concludes that the fair value of the reporting unit is less than its carrying value, an impairment will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company also performs impairment reviews on its indefinite-lived intangible assets, including newspaper mastheads, distribution networks, publishing imprints, radio broadcast licenses and trademarks and tradenames. Newspaper mastheads, radio broadcast licenses and book publishing imprints are reviewed on an aggregated basis in accordance with ASC 350. Distribution networks and trademarks are reviewed individually. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through a quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment will be recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value.

The methods used to estimate the fair value measurements of the Company’s reporting units and indefinite-lived intangible assets include those based on the income approach (including the discounted cash flow and relief-from-royalty methods) and those based on the market approach (primarily the guideline public company method). The resulting fair value measurements of the assets are considered to be Level 3 measurements. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates are assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Long-lived assets

ASC 360, “Property, Plant, and Equipment” (“ASC 360”) and ASC 350 require the Company to periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized if the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less their costs to sell.

Treasury Stock

The Company accounts for treasury stock using the cost method. Upon the retirement of treasury stock, the Company allocates the value of treasury shares between common stock, additional paid-in capital and retained earnings. All shares repurchased to date have been retired.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the fees are fixed or determinable, the product or service has been delivered and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

News and Information Services

Advertising revenues are recognized in the period when advertising is printed, broadcast or placed on digital platforms, net of commissions and provisions for estimated sales incentives including rebates, rate adjustments and discounts. Advertising revenues from integrated marketing services are recognized when free-standing inserts are published or over the time period in which in-store marketing services are performed. Billings to clients and payments received in advance of the performance of services or delivery of products are recorded as deferred revenue until the services are performed or the product is delivered.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

retailer, is generally recognized upon electronic delivery to the customer by the retailer. Revenue is reported net of any amounts billed to customers for taxes which are remitted to government authorities.

Digital Real Estate Services

Real estate revenues are derived from the sale of online real estate listing products and services to agents, brokers and developers. Revenues are recognized on the fulfillment of customer service obligations, which may include product performance and/or product service periods.

Advertising revenues are recognized in the period when advertising is placed on digital platforms, net of commissions and provisions for estimated sales incentives including rebates, rate adjustments and discounts.

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

Barter transactions

The Company enters into transactions that involve the exchange of advertising, in part, for other products and services, which are recorded at the lesser of estimated fair value of the advertising given or product or service received in accordance with the provisions of ASC 605-20-25, “Advertising Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and expenses are recognized when products are received or services are incurred. Revenue from barter transactions included in the Statements of Operations was $48 million, $58 million and $56 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Expense from barter transactions included in the Statements of Operations was $48 million, $58 million and $56 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising and promotional expenses recognized totaled $587 million, $607 million and $530 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Shipping and handling

Costs incurred for shipping and handling are reflected in Operating expenses in the Statements of Operations.

Translation of foreign currencies

The financial results and position of foreign subsidiaries and affiliates are translated into U.S. dollars using the current rate method, whereby operating results are converted at the average rate of exchange for the period and assets and liabilities are converted at the closing rates on the period end date. The resulting translation adjustments are accumulated as a component of Accumulated other comprehensive loss. Gains and losses from foreign currency transactions are generally included in income for the period.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Retirement Benefit Obligations

The Company provides defined benefit pension, postretirement healthcare and defined contribution benefits to the Company’s eligible employees and retirees. The Company accounts for its defined benefit pension, postretirement healthcare and defined contribution plans in accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”). The expense recognized by the Company is determined using certain assumptions, including the discount rate, expected long-term rate of return of pension assets and mortality rates, among others. The Company recognizes the funded status of its defined benefit plans (other than multiemployer plans) as an asset or liability in the Balance Sheets and recognizes changes in the funded status in the year in which the changes occur through Accumulated other comprehensive loss in the Balance Sheets.

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

Financial instruments and derivatives

The carrying value of the Company’s financial instruments, including cash and cash equivalents, approximate fair value. The Company did not estimate the fair value of certain cost method investments because it was not practicable to do so. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market which are considered to be Level 2 measurements. The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2017, the Company did not anticipate nonperformance by any of the counterparties.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ASC 815, “Derivatives and Hedging” (“ASC 815”) requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet at fair value as either an asset or a liability. ASC 815 also requires that changes in the fair value of recorded derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company uses financial instruments to hedge its limited exposures to foreign currency exchange risks primarily associated with payments made to manufacturers and service providers. These derivative contracts are primarily economic hedges. The Company records the changes in the fair value of these items in current earnings. The fair market value of foreign exchange forward contracts with foreign currency risk outstanding as of June 30, 2017 and June 30, 2016 was not material.

Recent Accounting Guidance

Adopted

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The adoption did not have an impact on the consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 is intended to address stakeholder concerns regarding the usefulness of financial statements where a reporting entity is required to consolidate a legal entity where the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The update amends the accounting guidance around the consolidation of limited partnerships, the considerations surrounding the primary beneficiary determination and the consolidation of certain investment funds. As permitted by ASU 2015-02, the Company early-adopted this standard on a prospective basis during the first quarter of fiscal year 2017. The adoption did not have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 clarifies guidance about whether a customer’s cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 was adopted on a prospective basis for arrangements entered into, or materially modified beginning July 1, 2016. The adoption did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in ASU 2017-04 eliminate Step 2 from the goodwill impairment test and instead require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

should not exceed the total amount of goodwill allocated to that reporting unit. As permitted by ASU 2017-04, the Company early-adopted this standard and applied it prospectively to reduce the complexity and costs of evaluating goodwill for impairment during the third quarter of fiscal year 2017.

Issued

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 removes inconsistencies and differences in existing revenue requirements between GAAP and International Financial Reporting Standards and requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, delaying the effective date for adoption. ASU 2014-09 is now effective for interim and annual reporting periods beginning after July 1, 2018, however, early adoption is permitted. Once effective, ASU 2014-09 can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial adoption recognized at the date of initial application.

The FASB has also issued several standards which provide additional clarification and implementation guidance on the previously issued ASU 2014-09 and have the same effective date as the original standard.

The Company is currently evaluating the overall impact that ASU 2014-09 will have on the Company’s consolidated financial statements, as well as the expected timing and method of adoption. The Company continues to evaluate the available transition methods giving consideration to the comparability of our financial statements and the application of the new standard to our contractual arrangements. We plan to select a transition method by the end of the calendar year 2017. The Company has established an implementation team, including external advisers, and has commenced the review of the Company’s revenue portfolio and related contracts across its various business units and geographies. Discussions regarding changes to the Company’s current accounting policies and practices remain ongoing and preliminary conclusions are subject to change. Based on the current guidance, the new framework will become effective on either a full or modified retrospective basis for the Company on July 1, 2018.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. As of June 30, 2017, the Company had $97 million in available-for-sale securities with net unrealized losses of $2 million. In accordance with ASU 2016-01, the cumulative net unrealized gains (losses) contained within Accumulated other comprehensive loss will be reclassified through Retained earnings as of July 1, 2018, and changes in the fair value of available-for-sale securities will be recorded in the Company’s Statement of Operations beginning July 1, 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in ASU 2016-02 address certain aspects in lease accounting, with the most significant impact for lessees. The amendments in ASU 2016-02 require lessees to recognize all leases on the balance sheet by recording a right-of-use asset and a lease liability, and lessor accounting has been updated to align with the new requirements for lessees. The new standard also provides changes to the existing sale-leaseback guidance. ASU 2016-02 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements. The Company’s operating lease commitments are presented in Note 15—Commitments and Contingencies.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The amendments in ASU 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company does not expect the adoption of ASU 2016-16 to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”). The amendments in ASU 2016-17 require that if a reporting entity satisfies the first condition of a primary beneficiary in a VIE, a reporting entity should include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity, when assessing whether it satisfies the second characteristic of a primary beneficiary If, after performing that assessment, a reporting entity that is the single decision maker of a VIE concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that reporting entity to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary. If the single decision maker and its related parties that are under common control, as a group, have the characteristics of a primary beneficiary, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. ASU 2016-17 is effective for the Company for annual and interim reporting periods beginning July 1, 2017. The Company is currently evaluating the impact ASU 2016-17 will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-18”). The amendments in ASU 2016-18

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. Early adoption of ASU 2017-09 is permitted, including adoption in any interim period, and the standard should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of ASU 2017-09 to have a significant impact on its consolidated financial statements.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2017

Wireless Group plc

In September 2016, the Company completed its acquisition of Wireless Group for a purchase price of 315 pence per share in cash, or approximately £220 million (approximately $285 million) in the aggregate, plus $23 million of assumed debt which was repaid subsequent to closing. Wireless Group operates talkSPORT, the leading sports radio network in the U.K., and a portfolio of radio stations in the U.K. and Ireland. The acquisition broadens the Company’s range of services in the U.K., Ireland and internationally, and the Company continues to closely align Wireless Group’s operations with those of The Sun and The Times. The Company utilized the restricted cash

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

which was specifically set aside at June 30, 2016 for purposes of funding the acquisition and therefore the Company had no restricted cash as of June 30, 2017.

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

Under the acquisition method of accounting, the total consideration is allocated to net tangible and intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The allocation is as follows (in millions):

Assets Acquired:
Intangible assets	$220
Goodwill	115
Net liabilities	(50)

Total net assets acquired	$285

The acquired intangible assets primarily relate to broadcast licenses, which have a fair value of approximately $185 million, tradenames, which have a fair value of approximately $27 million, and customer relationships with a fair value of approximately $8 million. The broadcast licenses and tradenames have indefinite lives and the customer relationships are being amortized over a weighted-average useful life of approximately 6 years. Wireless Group’s results are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

Australian Regional Media

In December 2016, the Company acquired Australian Regional Media (“ARM”) from HT&E Limited (formerly APN News and Media Limited) (“HT&E”) for approximately $30 million. ARM operates a portfolio of regional print assets and websites and extends the reach of the Australian newspaper business to new customers in new geographic regions. ARM is a subsidiary of News Corp Australia, and its results are included within the News and Information Services segment.

REA Group European Business

In December 2016, REA Group, in which the Company holds a 61.6% interest, sold its European business for approximately $140 million (approximately €133 million) in cash, which resulted in a pre-tax gain of $107 million for the fiscal year ended June 30, 2017. The sale allows REA Group to focus on its core businesses in Australia and Asia.

Fiscal 2016

Checkout 51 Mobile Apps ULC

In July 2015, the Company acquired Checkout 51 Mobile Apps ULC (“Checkout 51”) for approximately $13 million in cash at closing and approximately $10 million in deferred cash consideration which was paid during

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

fiscal 2016. Checkout 51 is a data-driven digital incentives company that provides News America Marketing with a leading receipt recognition mobile app which enables packaged goods companies and brands to reach consumers with highly personalized marketing campaigns. Checkout 51’s results are included within the News and Information Services segment.

Unruly Holdings Limited

On September 30, 2015, the Company acquired Unruly for approximately £60 million (approximately $90 million) in cash and up to £56 million (approximately $86 million) in future cash consideration related to payments primarily contingent upon the achievement of certain performance objectives. As a result of the acquisition, the Company recognized a liability of approximately $40 million related to the contingent consideration. The fair value of the contingent consideration was estimated by applying a probability-weighted income approach. In accordance with ASC 350, $43 million of the purchase price was allocated to acquired technology with a weighted-average useful life of 7 years, $21 million was allocated to customer relationships and tradenames with a weighted-average useful life of 6 years and $68 million was allocated to goodwill. Unruly is a leading global video distribution platform that is focused on delivering branded video advertising across websites and mobile devices. Unruly’s results of operations are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

DIAKRIT International Limited

In February 2016, the Company acquired a 92% interest in DIAKRIT for approximately $40 million in cash. The Company also has the option to purchase, and the minority shareholders have the option to sell to the Company, the remaining 8% in two tranches over the six years following the closing at fair value. DIAKRIT is a leader in 3D visualization products, digital sales applications and professional services for the real estate industry. DIAKRIT’s results are included within the Digital Real Estate Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

iProperty Group Limited

In February 2016, REA Group increased its investment in iProperty Group Limited (“iProperty”) from 22.7% to approximately 86.9% for A$482 million in cash (approximately $340 million). The remaining 13.1% interest will become mandatorily redeemable during fiscal 2018. As a result, the Company recognized a liability of approximately $76 million, which reflected the present value of the amount expected to be paid for the remaining interest based on the formula specified in the acquisition agreement. The acquisition was funded primarily with the proceeds from borrowings under an unsecured syndicated revolving loan facility (the “REA Facility”). (See Note 9—Borrowings). The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. iProperty is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.

In accordance with ASC 805 “Business Combinations” (“ASC 805”), REA Group recognized a gain of $29 million resulting from the revaluation of its previously held equity interest in iProperty in Other, net in the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations for the fiscal year ended June 30, 2016. The total fair value of iProperty at the acquisition date is set forth below (in millions):

Cash paid for iProperty equity	$340
Deferred consideration	76

Total consideration	416

Fair value of previously held iProperty investment	120

Total fair value	$536

Under the acquisition method of accounting, the total consideration was allocated to net tangible and intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The allocation is as follows (in millions):

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Move, Inc.

In November 2014, the Company acquired all of the outstanding shares of Move for $21.00 per share in cash. Move is a leading provider of online real estate services, and the acquisition expanded the Company’s digital real estate services business into the U.S., one of the largest real estate markets. Move primarily operates realtor.com®, a premier real estate information and services marketplace. Move also offers a number of professional software and services products, including Top Producer®, FiveStreet® and ListHubTM. Move’s results of operations are included within the Digital Real Estate Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

The aggregate cash payment at closing to acquire the outstanding shares of Move was approximately $864 million, which was funded with cash on hand. The Company also assumed outstanding Move equity-based compensation awards with a fair value of $67 million, consisting of vested and unvested stock options, restricted stock units (“RSUs”) and restricted stock awards. Of the total fair value of the assumed equity-based compensation awards, $28 million was allocated to pre-combination services and included in total consideration transferred and $39 million was allocated to future services and was expensed over the weighted average remaining service period of 2.5 years. (See Note 12— Equity Based Compensation). In addition, following the acquisition, the Company utilized approximately $129 million of cash to settle all of Move’s outstanding indebtedness that was assumed as part of the transaction. The total transaction value for the Move acquisition is set forth below (in millions):

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

Under the acquisition method of accounting, the total consideration transferred was allocated to net tangible and intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The allocation is as follows (in millions):

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

In the first quarter of fiscal 2016, the Company recognized a pre-tax non-cash impairment charge of $76 million reflecting a write down of the digital education business to its fair value less costs to sell. The Company completed the sale of the Amplify Insight and Amplify Learning businesses on September 30, 2015 and incurred approximately $17 million in severance and lease termination costs in conjunction with the sale. These amounts are included in Loss before income tax benefit in the table below for the fiscal year ended June 30, 2016. Additionally, during the first quarter of fiscal 2016, the Company recognized a tax benefit of $144 million upon reclassification of the Digital Education segment to discontinued operations. This amount is included in Income tax benefit in the table below for the fiscal year ended June 30, 2016.

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

The following table summarizes the results of operations from the discontinued segment:

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Revenues	$—	$27	$109

Loss before income tax benefit	—	(159)	(496)
Income tax benefit	—	174	51

Income (loss) from discontinued operations, net of tax	$—	$15	$(445)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Liabilities held for sale related to discontinued operations as of June 30, 2016 are included in Other current liabilities in the Balance Sheets as follows:

	As of June 30, 2017	As of June 30, 2016
	(in millions)
Current assets	$—	$1
Non-current assets	—	—

Total assets	$—	$1

Current liabilities	—	7
Non-current liabilities	—	—

Total liabilities	$—	$7

Net liabilities held for sale	$—	$(6)

NOTE 5. RESTRUCTURING PROGRAMS

The Company recorded restructuring charges of $142 million, $89 million and $84 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, of which $133 million, $79 million and $75 million related to the News and Information Services segment, respectively. The restructuring charges recorded in fiscal 2017, 2016 and 2015 were primarily for employee termination benefits.

In connection with a reorganization at Dow Jones, the Company incurred $38 million of restructuring expense in the fiscal year ended June 30, 2017 which is included in the restructuring charges discussed above.

Changes in the restructuring program liabilities were as follows:

	One-time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, June 30, 2014	$21	$7	$—	$28
Additions	74	1	9	84
Payments	(46)	(3)	(3)	(52)
Other	(2)	—	—	(2)

Balance, June 30, 2015	$47	$5	$6	$58
Additions	86	1	2	89
Payments	(95)	(1)	—	(96)
Other	(5)	—	(2)	(7)

Balance, June 30, 2016	$33	$5	$6	$44
Additions	137	—	5	142
Payments	(135)	(1)	(1)	(137)
Other	(2)	2	—	—

Balance, June 30, 2017	$33	$6	$10	$49

As of June 30, 2017, restructuring liabilities of approximately $35 million were included in the Balance Sheet in Other current liabilities and $14 million were included in Other non-current liabilities.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of June 30, 2017	As of June 30,
		2017	2016
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,208	$1,437
Other equity method investments(b)	various	133	101
Loan receivable from Foxtel(c)	N/A	370	338
Available-for-sale securities(d)	various	97	189
Cost method investments(e)	various	219	205

Total Investments		$2,027	$2,270

(a)

During the second quarter of fiscal 2017, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. As a result of Foxtel’s performance in the first half of fiscal 2017 and the competitive operating environment in the Australian pay-TV market, the Company revised its future outlook for the business, which resulted in a reduction in expected future cash flows. Based on the revised projections, the Company determined that the fair value of its investment in Foxtel declined below its $1.4 billion carrying value, which includes the gain recognized in connection with the acquisition of Consolidated Media Holdings Ltd. (“CMH”). Significant unobservable inputs utilized in the income approach valuation method were a discount rate of 9.0% and a long-term growth rate of 2.5%. Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%. Any significant shortfall of the expected future cash flows of, or changes in market conditions for, Foxtel could result in additional write downs for which non-cash charges would be required.

In November 2012, the Company acquired CMH, a media investment company that operates in Australia. CMH owned a 25% interest in Foxtel through its 50% interest in FOX SPORTS Australia. The CMH acquisition was accounted for in accordance with ASC 805 which requires an acquirer to remeasure its previously held equity interest in an acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. The carrying amount of the Company’s previously held equity interest in FOX SPORTS Australia, through which the Company held its indirect 25% interest in Foxtel, was revalued to fair value as of the acquisition date, resulting in a step-up and non-cash gain of approximately $1.3 billion for the fiscal year ended June 30, 2013, of which $0.9 billion related to Foxtel.

(b)

In January 2017, REA Group acquired an approximate 15% interest in Elara Technologies Pte. Ltd., a leading online real estate services provider in India (“Elara”), for $50 million. Elara operates PropTiger.com, Makaan.com and Housing.com, and the investment further strengthens REA Group’s presence in Asia. Following the completion of the investment and certain related transactions, including Elara’s acquisition of Housing.com, News Corporation’s pre-existing interest in Elara decreased to approximately 23%.

(c)

In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and pro rata capital contributions made by Foxtel shareholders in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$481 million ($370 million) and A$451 million ($338 million) as of June 30, 2017 and June 30, 2016, respectively. During the three months ended June 30, 2017, the Company capitalized a portion of the interest due from Foxtel which is included in the carrying value of the note

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

receivable as of June 30, 2017. The subordinated shareholder notes can be repaid beginning in July 2022 provided that Foxtel’s senior debt has been repaid. The subordinated shareholder notes have a maturity date of July 15, 2027, with interest payable on June 30 each year and at maturity. On June 22, 2016, Foxtel and Foxtel’s shareholders agreed to modify the terms of the loan receivable to reduce the interest rate from 12% to 10.5%, to more closely align with current market rates. Foxtel paid interest at a rate of 10.5% for fiscal 2016. Upon maturity, the principal advanced will be repayable.

(d)

Available-for-sale securities primarily include the Company’s investment in HT&E. During fiscal 2016, the Company participated in an entitlement offer to maintain its 14.99% interest in HT&E for $20 million. During the second quarter of fiscal 2017, the Company participated in an entitlement offer for $21 million and its interest was diluted from 14.99% to 13.23%. During the fourth quarter of fiscal 2017, the Company’s interest increased from 13.23% to 13.40% as a result of dividend reinvestment. HT&E operates a portfolio of Australian radio and outdoor media assets.

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

The Company measures the fair market values of available-for-sale investments as Level 1 financial instruments under ASC 820 as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale investments are set forth below:

	As of June 30,
	2017	2016
	(in millions)
Cost basis of available-for-sale investments	$99	$155
Accumulated gross unrealized gain	—	34
Accumulated gross unrealized (loss)	(2)	—

Fair value of available-for-sale investments	$97	$189

Net deferred tax (asset) liability	$(1)	$13

Equity (Losses) Earnings of Affiliates

The Company’s share of the (losses) earnings of its equity affiliates was as follows:

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Foxtel(a)	$(265)	$38	$59
Other equity affiliates, net(b)	(30)	(8)	(1)

Total Equity (losses) earnings of affiliates	$(295)	$30	$58

(a)

During the second quarter of fiscal 2017, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. The write-down is reflected in Equity (losses) earnings of affiliates in the Statement of Operations for the fiscal year ended June 30, 2017. Refer to the discussion above for further details.

Additionally, in accordance with ASC 350, the Company amortized $68 million, $52 million and $57 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Such amortization is reflected in Equity (losses) earnings of affiliates in the Statements of Operations.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b)

Other equity affiliates, net for the fiscal year ended June 30, 2017 includes losses primarily from the Company’s interest in Elara. Additionally, during the fourth quarter of fiscal 2017, the Company recognized impairments of $9 million on certain other equity method investments. The impairments are reflected in Equity (losses) earnings of affiliates in the Statement of Operations for the fiscal year ended June 30, 2017.

Impairments of Other Investments

The Company regularly reviews its investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. The Company recorded write-offs and impairments of certain available-for-sale securities and cost method investments in the fiscal years ended June 30, 2017, 2016 and 2015 of $21 million, $21 million and $5 million, respectively. These write-offs and impairments were reflected in Other, net in the Statements of Operations and were taken either as a result of the deteriorating financial position of the investee or due to an other-than-temporary impairment resulting from sustained losses and limited prospects for recovery. In the fiscal years ended June 30, 2017, 2016 and 2015, write-offs and impairments of $21 million, $17 million and nil, respectively, were reclassified out of accumulated other comprehensive loss and included in Other, net in the Statement of Operations.

Summarized Financial Information

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Revenues	$2,411	$2,379	$2,658
Operating income(a)	353	373	441
Net income	59	180	232

(a)

Includes Depreciation and amortization of $215 million, $231 million and $319 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Operating income before depreciation and amortization was $568 million, $604 million, and $760 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

	As of June 30,
	2017	2016
	(in millions)
Current assets	$642	$605
Non-current assets	2,517	2,470
Current liabilities	758	764
Non-current liabilities	2,557	2,534

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2017	2016
		(in millions)
Land		$153	$153
Buildings and leaseholds	3 to 50 years	1,733	1,793
Machinery and equipment(a)	3 to 40 years	2,985	2,872

		4,871	4,818
Less: accumulated depreciation and amortization(b)		(3,339)	(2,524)

		1,532	2,294
Construction in progress		92	111

Total Property, plant and equipment, net		$1,624	$2,405

(a)	Includes capitalized software of approximately $997 million and $950 million as of June 30, 2017 and 2016, respectively.
(b)	Includes accumulated amortization of capitalized software of approximately $691 million and $498 million as of June 30, 2017 and 2016, respectively.

Depreciation and amortization related to property, plant and equipment was $358 million, $415 million, and $407 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. This includes amortization of capitalized software of $168 million, $194 million and $169 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Total operating lease expense was approximately $156 million, $164 million and $195 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Fixed Asset Impairment

During the fiscal year ended June 30, 2017, the Company recognized total fixed asset impairment charges of $679 million, primarily at News UK and News Corp Australia.

During the fourth quarter of fiscal 2017, as part of the Company’s long-range planning process, the Company reduced its outlook for the U.K. newspapers due to the impact of adverse print advertising and print circulation trends on the future expected performance of the business. As a result, the Company recognized a non-cash impairment charge of approximately $360 million related to the write-down of fixed assets at the U.K. newspapers. The write-down was comprised of approximately $252 million related to print sites, $85 million related to printing presses and print related equipment and $23 million related to capitalized software. Significant unobservable inputs utilized in the income approach valuation method were a discount rate of 8.5% and a -1.0% long term growth rate.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of the Company’s intangible assets and related accumulated amortization for the fiscal years ended June 30, 2017 and June 30, 2016 were as follows:

	As of June 30,
	2017	2016
	(in millions)
Intangible Assets Not Subject to Amortization
Newspaper mastheads	$299	$307
Distribution networks	390	391
Imprints	237	245
Radio broadcast licenses	185	—
Trademarks and tradenames	179	191

Total intangible assets not subject to amortization	1,290	1,134

Intangible Assets Subject to Amortization
Channel distribution agreements(a)	335	342
Publishing rights(b)	329	365
Customer relationships(c)	310	336
Other(d)	17	30

Total intangible assets subject to amortization, net	991	1,073

Total Intangible assets, net	$2,281	$2,207

(a)

Net of accumulated amortization of $76 million and $58 million as of June 30, 2017 and 2016, respectively. The average useful life of the channel distribution agreements is 25 years primarily based on the period that a majority of the future cash flows from these intangible assets will be generated.

(b)

Net of accumulated amortization of $181 million and $150 million as of June 30, 2017 and 2016, respectively. The useful lives of publishing rights range from 4 to 30 years primarily based on the weighted-average remaining contractual terms of the underlying publishing contracts and the Company’s estimates of the period within those terms that the asset is expected to generate a majority of its future cash flows.

(c)

Net of accumulated amortization of $399 million and $363 million as of June 30, 2017 and 2016, respectively. The useful lives of customer relationships range from 2 to 25 years. The useful lives of these assets are estimated by applying historical attrition rates and determining the resulting period over which a majority of the accumulated undiscounted cash flows related to the customer relationships are expected to be generated.

(d)

Net of accumulated amortization of $83 million and $69 million as of June 30, 2017 and 2016, respectively. The useful lives of other intangible assets range from 2 to 15 years. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

During the fiscal year ended June 30, 2017, the Company recognized impairment charges of $58 million related to trademarks and tradenames.

Amortization expense related to amortizable intangible assets was $91 million, $91 million and $90 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Based on the current amount of amortizable intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2018—$88 million; 2019—$75 million; 2020—$67 million; 2021— $62 million; and 2022—$57 million.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying value of goodwill, by segment, are as follows:

	News and Information Services	Book Publishing	Digital Real Estate Services	Cable Network Programming	Other	Total Goodwill
	(in millions)
Balance, June 30, 2015	$1,696	$241	$636	$486	$4	$3,063
Acquisitions	80	31	545	—	—	656
Foreign currency movements	(11)	(12)	28	(10)	—	(5)

Balance, June 30, 2016	$1,765	$260	$1,209	$476	$4	$3,714

Acquisitions	136	10	2	11	—	159
Impairments(a)	(20)	—	(24)	—	(4)	(48)
Dispositions(b)	—	—	(20)	—	—	(20)
Foreign currency movements	3	1	16	13	—	33

Balance, June 30, 2017	$1,884	$271	$1,183	$500	$—	$3,838

(a)

In the News and Information Services segment, the write-down of goodwill primarily relates to a reporting unit in the U.K.. In the Digital Real Estate Services segment, the write-down of goodwill relates to the Company’s DIAKRIT reporting unit.

(b)	Relates to REA Group’s sale of its European business.

The carrying amount of goodwill as of June 30, 2017 reflected accumulated impairments, principally relating to the News and Information Services segment, of $3.5 billion.

Annual Impairment Assessments

Fiscal 2017

In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually in the fourth quarter for impairment or earlier if events or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. (See Note 2—Summary of Significant Accounting Policies).

The performance of the Company’s annual impairment analysis resulted in impairments of $88 million of goodwill and indefinite-lived intangible assets in fiscal 2017. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 9.0%-25.0%), long-term growth rates (ranging from 0.0%-3.3%) and royalty rates (ranging from 0.5%-7.5%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 10%-15%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

Fiscal 2016

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9. BORROWINGS

The Company’s total borrowings consist of the following:

	As of June 30, 2017	As of June 30, 2016
	(in millions)
Facility due December 2017	$92	$90
Facility due December 2018	92	90
Facility due December 2019	184	179
Other obligations	11	13

Total debt	379	372
Less: Current portion(a)	(103)	(3)

Total long-term debt	$276	$369

(a)	The current portion of long term debt is included in Other current liabilities. See Note 20—Additional Financial Information.

REA Group Unsecured Revolving Loan Facility

REA Group entered into an A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty. The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which become due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of June 30, 2017, REA Group was paying a margin of between 0.85% and 1.05%. REA Group paid approximately $10 million in interest for the fiscal year ended June 30, 2017 at a weighted average interest rate of 2.7%. The REA Facility requires REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

coverage ratio of not less than 3.0 to 1.0. As of June 30, 2017, REA Group was in compliance with all of the applicable debt covenants.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of June 30, 2017, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of June 30, 2017, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

Total borrowings, excluding other obligations and debt issuance costs, have the following scheduled maturities for each of the next five fiscal years:

As of June 30, 2017
(in millions)
Fiscal 2018	$92
Fiscal 2019	92
Fiscal 2020	185
Fiscal 2021	—
Fiscal 2022	—
Thereafter	—

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. REDEEMABLE PREFERRED STOCK

In connection with the Company’s separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”) on June 28, 2013 (the “Distribution Date”), 21st Century Fox sold 4,000 shares of cumulative redeemable preferred stock with a par value of $5,000 per share of a newly formed U.S. subsidiary of the Company. The preferred stock pays dividends at a rate of 9.5% per annum, payable quarterly, in arrears. The preferred stock is callable by the Company at any time after the fifth year and is puttable at the option of the holder after 10 years. As of June 30, 2017 and 2016, $20 million was included in Redeemable preferred stock on the Balance Sheets.

NOTE 11. STOCKHOLDERS’ EQUITY

Authorized Capital Stock

The Company’s authorized capital stock consists of 1,500,000,000 shares of Class A Common Stock, par value $0.01 per share, 750,000,000 shares of Class B Common Stock, par value $0.01 per share, 25,000,000 shares of Series Common Stock, par value $0.01 per share, and 25,000,000 shares of Preferred Stock, par value $0.01 per share.

Common Stock and Preferred Stock

Shares Outstanding—As of June 30, 2017, the Company had approximately 380 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and approximately 200 million shares of Class B Common Stock outstanding at a par value of $0.01 per share. As of June 30, 2017, the Company had no shares of Series Common Stock and Preferred Stock outstanding.

Dividends—The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2017	2016	2015
Cash dividends paid per share	$0.20	$0.20	$—

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

Voting Rights—Holders of the Company’s Class A Common Stock are entitled to vote only in the limited circumstances set forth in the Company’s Restated Certificate of Incorporation (the “Charter”). Holders of the Company’s Class B Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consolidation with or into another entity, the holders of Class A Common Stock and the holders of Class B Common Stock shall generally be entitled to receive substantially identical per share consideration.

Under the Company’s Charter, the Board of Directors is authorized to issue shares of preferred stock or series common stock at any time, without stockholder approval, in one or more series and to fix the number of shares, designations, voting powers, if any, preferences and relative, participating, optional and other rights of such series, as well as any applicable qualifications, limitations or restrictions, to the full extent permitted by Delaware law, subject to the limitations set forth in the Charter, including stockholder approval requirements with respect to the issuance of preferred stock or series common stock entitling holders thereof to more than one vote per share.

Stock Repurchases

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during fiscal 2017. Through August 7, 2017, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 7, 2017 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased. The total number and value of shares repurchased for the fiscal years ended June 30, 2017, 2016 and 2015 are as follows:

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Total cost of repurchases	$—	$39	$32
Total number of shares repurchased	—	3.1	2.1

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the Company’s equity-based compensation expense from continuing operations reported in the Statements of Operations:

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Total Equity compensation expense	$38	$55	$53

Total intrinsic value of stock options exercised	$2	$3	$24

As of June 30, 2017, total compensation cost not yet recognized for all plans presented related to unvested awards held by the Company’s employees was approximately $52 million and is expected to be recognized over a weighted average period of between one and two years.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax benefit recognized on PSUs and RSUs for the Company’s employees that vested and stock options that were exercised by the Company’s employees during the applicable fiscal year was $17 million, $11 million, and $17 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Summary of Incentive Plans

The fair value of equity-based compensation granted under the 2013 LTIP is calculated according to the type of award issued. Cash settled awards are marked-to-market at the end of each reporting period.

Performance Stock Units

PSU awards are grants that entitle the holder to shares of the Company’s Class A Common Stock or the cash equivalent value of such shares based on the achievement of pre-established performance metrics over the applicable performance period. Fair value of PSUs are determined on the date of grant and expensed using a straight-line method as the awards cliff vest at the end of the three-year performance period. The number of PSUs that will vest can range from 0% to 200% of the target award and will be based on the achievement of the performance condition and the Company’s three-year total shareholder return (“TSR”). The expense recorded for the portion of the award that is subject to the performance condition is based on management’s determination of the probable outcome of the performance condition and the corresponding number of shares expected to vest. The Company records a cumulative expense adjustment in periods in which its estimate of the number of shares expected to vest changes. Additionally, the expense recognized is ultimately adjusted to reflect the actual number of shares that vested based on the achievement of the performance condition. The number of awards which vest is also impacted by the Company’s TSR as measured against the three-year TSR of the companies that comprise the Standard and Poor’s 500 Index. The fair value of the TSR condition is determined using a Monte Carlo simulation model. Any person who holds PSUs shall have no ownership interest in the shares or cash to which such PSUs relate unless and until the shares or cash are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited equity-based compensation awards become available for future grants. In June 2016, the Compensation Committee of the Board of Directors determined to grant dividend equivalents on PSUs, beginning with the fiscal 2017-2019 PSU award.

In the first quarters of fiscal 2017, 2016 and 2015, certain employees of the Company each received a grant of PSUs that has a three-year performance measurement period beginning on July 1, 2017, July 1, 2016 and July 1, 2015, respectively. Vesting of the awards is subject to the achievement of the performance condition, consisting of pre-defined targets for cumulative earnings per share and cumulative free cash flow for the applicable performance period, as well as the TSR condition. The majority of these awards will be settled in shares of the Company’s Class A Common Stock subject to the achievement of the relevant performance metrics and participants’ continued employment with the Company.

For the fiscal years ended June 30, 2017, 2016 and 2015, the Company granted approximately 5.5 million, 4.2 million and 3.4 million PSUs, respectively, at target to the Company’s employees, of which approximately 4.1 million, 3.0 million and 2.3 million, respectively, will be settled in Class A Common Stock, assuming performance conditions are met, with the remaining having been granted to executive directors and to employees in certain foreign locations, being settled in cash.

For the fiscal years ended June 30, 2017, 2016 and 2015, approximately 2.8 million, 1.2 million and 2.0 million PSUs vested, respectively, of which approximately 1.0 million, 0.2 million and 0.5 million PSUs, respectively, were settled in cash for approximately $13.1 million, $3.3 million and $8.2 million before statutory tax withholdings, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

RSU awards are grants that entitle the holder to shares of the Company’s Class A Common Stock. The fair value of RSUs issued under the 2013 LTIP is based upon the fair market value of the shares underlying the awards on the grant date. Any person who holds RSUs shall have no ownership interest in the shares to which such RSUs relate unless and until the shares are delivered to the holder.

During fiscal 2017, 2016 and 2015, certain employees of the Company each received a grant of time-vested RSUs. Vesting of the awards is subject to the participants’ continued employment with the Company through the applicable vesting date. During the fiscal years ended June 30, 2017, 2016 and 2015, 0.4 million, 0.3 million and 0.5 million RSUs were granted to the Company’s employees, respectively, which primarily vest over two to four years.

The following table summarizes the activity from continuing and discontinued operations related to the target PSUs and RSUs granted to the Company’s employees which will be settled in shares of the Company (PSUs and RSUs in thousands):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
		(in US$)		(in US$)		(in US$)
PSUs and RSUs
Unvested units at beginning of the year	7,773	$17.34	8,355	$16.77	7,222	$13.00
Granted(a)	4,502	14.69	3,472	15.51	2,975	17.29
RSUs assumed in acquisition(b)	—	—	—	—	2,491	15.20
Vested(c)	(2,387)	18.38	(1,913)	13.56	(3,131)	10.19
Cancelled(d)	(1,236)	17.08	(2,141)	15.76	(1,202)	11.36

Unvested units at the end of the year(e)	8,652	$15.57	7,773	$17.34	8,355	$16.77

(a)	For fiscal 2017, includes 4.1 million target PSUs and 0.4 million RSUs granted.

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

(b)	Represents RSUs assumed in the Move acquisition. The weighted average grant date fair value for the assumed awards was calculated using the fair value of the awards at the acquisition date.
(c)	The fair value of PSUs and RSUs held by the Company’s employees that vested during the fiscal years ended June 30, 2017, 2016 and 2015 was $44 million, $26 million and $32 million, respectively.
(d)

For fiscal 2017, includes 0.7 million of target PSUs and 0.1 million RSUs cancelled and a payout adjustment of 0.4 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2014 that vested during fiscal 2017.

For fiscal 2016, includes 0.8 million of target PSUs and 0.3 million RSUs cancelled and a payout adjustment of 1.0 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2013 that vested during fiscal 2016.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For fiscal 2015, includes 0.3 million of target PSUs and 0.3 million RSUs cancelled during fiscal 2015 and a payout adjustment of 0.6 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2012 that vested during fiscal 2015.

(e)	The intrinsic value of these unvested RSUs and target PSUs was approximately $119 million as of June 30, 2017.

Stock Options

The following table summarizes information about stock option transactions for the employee stock option plans (options in thousands):

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
		(in US$)		(in US$)		(in US$)
Outstanding at the beginning of the year	1,238	$9.03	2,008	$8.82	263	$6.25
Options assumed in acquisition(a)	—	—	—	—	4,336	7.46
Exercised	(354)	7.78	(508)	7.34	(2,521)	6.22
Cancelled	(218)	15.00	(262)	10.75	(70)	8.37

Outstanding at the end of the year(b)	666	$7.74	1,238	$9.03	2,008	$8.82

Exercisable at the end of the year(c)	585		945		1,117

(a)

Represents options assumed in the Move acquisition. The weighted average exercise price for the assumed options was calculated using the converted exercise price at the acquisition date. The converted exercise price was calculated using a formula designed to preserve the value of the awards based on the price per share paid in the acquisition.

(b)

The intrinsic value of options outstanding held by the Company’s employees as of June 30, 2017, 2016 and 2015 was $4.0 million, $3.0 million and $12.8 million, respectively. The weighted average remaining contractual life of options outstanding as of June 30, 2017 was 5.26 years.

(c)	The weighted average remaining contractual life of options exercisable as of June 30, 2017 was 5.05 years.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. (LOSS) EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted (loss) earnings per share under ASC 260, “Earnings per Share”:

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions, except per share amounts)
(Loss) income from continuing operations	$(643)	$235	$367
Less: Net income attributable to noncontrolling interests	(95)	(71)	(69)
Less: Redeemable preferred stock dividends(a)	(2)	(2)	(2)

(Loss) income from continuing operations available to News Corporation stockholders	(740)	162	296
Income (loss) from discontinued operations, net of tax, available to News Corporation stockholders	—	15	(445)

Net (loss) income available to News Corporation stockholders	$(740)	$177	$(149)

Weighted-average number of shares of common stock outstanding—basic	581.4	580.6	581.0
Dilutive effect of equity awards(b)	—	1.9	1.6

Weighted-average number of shares of common stock outstanding—diluted	581.4	582.5	582.6

(Loss) income from continuing operations available to News Corporation stockholders per share—basic and diluted	$(1.27)	$0.28	$0.51
Income (loss) from discontinued operations available to News Corporation stockholders per share—basic and diluted	$—	$0.02	$(0.77)

Net (loss) income available to News Corporation stockholders per share—basic and diluted	$(1.27)	$0.30	$(0.26)

(a)	Refer to Note 10—Redeemable Preferred Stock
(b)

The dilutive impact of the Company’s PSUs, RSUs and stock options has been excluded from the calculation of diluted (loss) earnings per share for the fiscal year ended June 30, 2017 because their inclusion would have an antidilutive effect on the net loss per share.

NOTE 14. RELATED PARTY TRANSACTIONS

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties, such as equity affiliates, to sell certain broadcast rights and purchase and/or sell advertising and administrative services. The following table sets forth the net revenue from related parties included in the Statements of Operations:

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Related party revenue, net of expense	$307	$319	$281

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the amount of receivables due from and payable to related parties outstanding on the Balance Sheets:

	As of June 30,
	2017	2016
	(in millions)
Accounts receivable from related parties	$92	$86
Notes receivable from related parties	370	338
Accounts payable to related parties	13	31

NOTE 15. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2017:

	As of June 30, 2017
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$1,105	$422	$350	$195	$138
Sports programming rights(b)	1,287	223	502	427	135
Operating leases(c)
Land and buildings	1,641	157	285	222	977
Plant and machinery	5	3	2	—	—
Borrowings(d)	380	103	277	—	—

Total commitments and contractual obligations	$4,418	$908	$1,416	$844	$1,250

(a)	The Company has commitments under purchase obligations related to printing contracts, capital projects, marketing agreements, production services and other legally binding commitments.
(b)

The Company has sports programming rights commitments with National Rugby League, Football Federation Australia, Australian Rugby Union and International Cricket as well as certain other broadcast rights which are payable through fiscal 2023.

(c)

The Company leases office facilities, warehouse facilities, printing plants and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2062. This amount includes approximately $210 million of land and office facilities that have been subleased from 21st Century Fox.

(d)	Primarily represents the REA Facility based on the contractual maturity date of the various sub facilities included within the agreement. (See Note 9—Borrowings).

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

•

Valassis previously initiated an action against News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”) and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with NAI and NAM FSI, the “NAM Parties”), captioned Valassis Communications, Inc. v. News America Incorporated, et al., No. 2:06-cv-10240 (E.D. Mich.) (“Valassis I”), alleging violations of federal antitrust laws, which was settled in February 2010. On November 8, 2013, Valassis filed a motion for expedited discovery in the previously settled case based on its belief that defendants had engaged in activities prohibited under an order issued by the U.S. District Court for the Eastern District of Michigan in connection with the parties’ settlement, which motion was granted by the magistrate judge.

Valassis subsequently filed a Notice of Violation of the order issued by the District Court in Valassis I. The Notice re-asserted claims of unlawful bundling and tying which the magistrate judge had previously recommended be dismissed from Valassis II, described below, on the grounds that such claims could only be brought before a panel of antitrust experts previously appointed in Valassis I (the “Antitrust Expert Panel”), and sought treble damages, injunctive relief and attorneys’ fees on those claims. On March 30, 2016, the District Court ordered that the Notice be referred to the Antitrust Expert Panel and further ordered that the case be administratively closed and that it may be re-opened following proceedings before the Antitrust Expert Panel.

•

On November 8, 2013, Valassis also filed a new complaint in the U.S. District Court for the Eastern District of Michigan against the NAM Group alleging violations of federal and state antitrust laws and common law business torts (“Valassis II”). The complaint sought treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the newly filed complaint, and on March 30, 2016, the District Court ordered that Valassis’s bundling and tying claims be dismissed without prejudice to Valassis’s rights to pursue relief for those claims in Valassis I and that all remaining claims in the NAM Group’s motion to dismiss be referred to the Antitrust Expert Panel. The District Court further ordered that the case be administratively closed and that it may be re-opened following proceedings before the Antitrust Expert Panel.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In-Store Marketing and FSI Purchasers

On February 29, 2016, the parties agreed to settle the litigation in the U.S. District Court for the Southern District of New York in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC and BEF Foods, Inc. alleged various claims under federal and state antitrust law against News Corporation, NAI, NAM FSI and NAM In-Store Services (collectively the “NAM Group”). Pursuant to the terms of the settlement, the NAM Group paid the plaintiffs and their attorneys approximately $250 million during the fiscal year ended June 30, 2017, and the litigation was dismissed with prejudice. The NAM Group also settled related claims for approximately $30 million in February 2016.

U.K. Newspaper Matters

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

The net expense related to the U.K. Newspaper Matters in Selling, general and administrative expenses was $10 million, $19 million and $50 million for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015, respectively. As of June 30, 2017, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $132 million, of which approximately $82 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Other current assets on the Balance Sheet as of June 30, 2017. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

The Company is not able to predict the ultimate outcome or cost of the civil claims. It is possible that these proceedings and any adverse resolution thereof could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Zillow Settlement

On June 6, 2016, the parties agreed to settle the litigation in the Superior Court of the State of Washington in which Move, the National Association of Realtors® (“NAR”) and three related entities filed a complaint against Zillow, Inc. (“Zillow”), Errol Samuelson and Curt Beardsley alleging, among other things, misappropriation of trade secrets, tortious interference, breach of fiduciary duties and breach of contract. Pursuant to the terms of the settlement agreement and release, Zillow paid the plaintiffs $130 million and the pending litigation was dismissed with prejudice. Under the terms of an agreement with Move, NAR received 10% of the settlement proceeds after deduction of Move’s litigation-related costs and fees, and Move received the remainder. As a result, the Company recognized a $122 million gain in NAM Group and Zillow settlements, net in the Company’s Statement of Operations for the fiscal year ended June 30, 2016.

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

NOTE 16. RETIREMENT BENEFIT OBLIGATIONS

The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. Plans in the U.S., U.K., Australia, and other foreign plans are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through income are recorded in Accumulated other comprehensive loss, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets and mortality rates. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2017, 2016 and 2015.

Summary of Funded Status

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The combined domestic and foreign pension and postretirement benefit plans resulted in a net pension and postretirement

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

benefits liability of $312 million and $356 million at June 30, 2017 and 2016, respectively. The Company recognized these amounts in the Balance Sheets at June 30, 2017 and June 30, 2016 as follows:

	Pension Benefits				Postretirement benefits
	Domestic		Foreign				Total
	As of June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in millions)
Other non-current assets	$—	$—	$17	$4	$—	$—	$17	$4
Other current liabilities	—	—	(1)	(1)	(9)	(9)	(10)	(10)
Retirement benefit obligations	(91)	(109)	(120)	(124)	(108)	(117)	(319)	(350)

Net amount recognized	$(91)	$(109)	$(104)	$(121)	$(117)	$(126)	$(312)	$(356)

The following table sets forth the change in the projected benefit obligation, change in the fair value of the Company’s plan assets and funded status:

	Pension Benefits				Postretirement Benefits
	Domestic		Foreign				Total
	As of June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in millions)
Projected benefit obligation, beginning of the year	$396	$382	$1,201	$1,272	$126	$133	$1,723	$1,787
Service cost	—	—	9	10	—	—	9	10
Interest cost	12	17	29	44	3	5	44	66
Benefits paid	(23)	(18)	(39)	(55)	(8)	(8)	(70)	(81)
Settlements(a)	(13)	(11)	(23)	(33)	—	—	(36)	(44)
Actuarial loss/(gain)(b)	(4)	28	54	153	(3)	(2)	47	179
Foreign exchange rate changes	—	—	(15)	(188)	—	(2)	(15)	(190)
Plan curtailments	—	(2)	—	(2)	—	—	—	(4)
Amendments, transfers and other	—	—	—	—	(1)	—	(1)	—

Projected benefit obligation, end of the year	368	396	1,216	1,201	117	126	1,701	1,723

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	287	302	1,080	1,204	—	—	1,367	1,506
Actual return on plan assets	23	14	83	107	—	—	106	121
Employer contributions	3	—	23	26	—	—	26	26
Benefits paid	(23)	(18)	(39)	(55)	—	—	(62)	(73)
Settlements(a)	(13)	(11)	(23)	(33)	—	—	(36)	(44)
Foreign exchange rate changes	—	—	(12)	(169)	—	—	(12)	(169)
Amendments, transfers and other	—	—	—	—	—	—	—	—

Fair value of plan assets, end of the year	277	287	1,112	1,080	—	—	1,389	1,367

Funded status	$(91)	$(109)	$(104)	$(121)	$(117)	$(126)	$(312)	$(356)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)	Amounts related to payments made to former employees of the Company in full settlement of their deferred pension benefits.
(b)

Fiscal 2017 actuarial losses for the Company’s foreign pension plans are primarily related to the decrease in discount rates used in measuring plan obligations as of June 30, 2017. Fiscal 2017 actuarial gains related to domestic pension plans primarily relate to the increase in discount rates for the U.S. plans used in measuring plan obligations as of June 30, 2017. Fiscal 2016 actuarial losses for the Company’s pension plans are primarily related to the reduction in discount rates used in measuring plan obligations as of June 30, 2016.

Amounts recognized in Accumulated other comprehensive loss consist of:

	Pension Benefits				Postretirement Benefits
	Domestic		Foreign				Total
	As of June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in millions)
Actuarial losses (gains)	$142	$158	$453	$452	$(1)	$2	$594	$612
Prior service (benefit) cost	—	—	—	—	(31)	(34)	(31)	(34)

Net amounts recognized	$142	$158	$453	$452	$(32)	$(32)	$563	$578

Amounts in Accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in fiscal 2018 consist of:

	Pension Benefits		Postretirement Benefits
	Domestic	Foreign		Total
	As of June 30, 2017
	(in millions)
Actuarial losses (gains)	$5	$17	$—	$22
Prior service (benefit) cost	—	—	(3)	(3)

Net amounts recognized	$5	$17	$(3)	$19

Accumulated pension benefit obligations as of June 30, 2017 and 2016 were $1,567 million and $1,588 million, respectively. Below is information about funded and unfunded pension plans.

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2017	2016	2017	2016	2017	2016

	(in millions)
Projected benefit obligation	$354	$383	$14	$13	$368	$396
Accumulated benefit obligation	354	383	14	13	368	396
Fair value of plan assets	277	287	—	—	277	287

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2017	2016	2017	2016	2017	2016
	(in millions)
Projected benefit obligation	$1,144	$1,131	$72	$70	$1,216	$1,201
Accumulated benefit obligation	1,126	1,122	72	70	1,198	1,192
Fair value of plan assets	1,112	1,080	—	—	1,112	1,080

The accumulated benefit obligation exceeds the fair value of plan assets for all domestic pension plans. Below is information about foreign pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets.

	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2017	2016	2017	2016	2017	2016
	(in millions)
Projected benefit obligation	$550	$821	$72	$70	$622	$891
Accumulated benefit obligation	550	821	72	70	622	891
Fair value of plan assets	509	773	—	—	509	773

Summary of Net Periodic Benefit Costs

The Company recorded $1 million, $8 million, and ($4) million in net periodic benefit costs (income) in the Statements of Operations for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. In fiscal 2017, the Company changed the method used to estimate the service and interest cost components of net periodic benefit costs (income) for its pension and other postretirement benefit plans. For fiscal 2016 and previous periods presented, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate for each country derived from a yield curve used to measure the benefit obligation. The new method utilized a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The Company changed to the new method to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change is accounted for as a change in accounting estimate which is applied prospectively. This change in estimate is not expected to have a material impact on the Company’s pension and postretirement net periodic benefit expense in future periods.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amortization of amounts related to unrecognized prior service costs (credits), deferred losses and settlements, curtailments and other were reclassified out of Other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefits costs (income) were as follows:

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits			Total
	For the fiscal years ended June 30,
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(in millions)
Service cost benefits earned during the period	$—	$—	$1	$9	$10	$11	$—	$—	$—	$9	$10	$12
Interest costs on projected benefit obligations	12	17	17	29	44	49	3	5	6	44	66	72
Expected return on plan assets	(18)	(19)	(22)	(57)	(62)	(71)	—	—	—	(75)	(81)	(93)
Amortization of deferred losses	5	4	3	16	14	13	—	—	—	21	18	16
Amortization of prior service costs	—	—	—	—	—	—	(4)	(7)	(13)	(4)	(7)	(13)
Settlements, curtailments and other	3	—	2	3	2	—	—	—	—	6	2	2

Net periodic benefits costs (income) - Total	$2	$2	$1	$—	$8	$2	$(1)	$(2)	$(7)	$1	$8	$(4)

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits
	For the fiscal years ended June 30,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.8%	3.7%	4.5%	2.7%	2.9%	3.7%	3.5%	3.4%	4.2%
Rate of increase in future compensation	N/A	N/A	3.0%	2.8%	2.7%	2.9%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate for PBO	3.8%	4.5%	4.5%	2.9%	3.7%	4.2%	3.4%	4.2%	4.0%
Discount rate for Service Cost	4.1%	4.5%	4.5%	3.1%	3.7%	4.2%	3.7%	4.2%	4.0%
Discount rate for Interest on PBO	3.0%	4.5%	4.5%	2.5%	3.7%	4.2%	2.6%	4.2%	4.0%
Discount rate for Interest on Service Cost	3.8%	4.5%	4.5%	2.9%	3.7%	4.2%	3.2%	4.2%	4.0%
Expected return on plan assets	6.5%	6.5%	7.0%	5.5%	5.5%	6.2%	N/A	N/A	N/A
Rate of increase in future compensation	N/A	3.0%	3.0%	2.7%	2.9%	3.6%	N/A	N/A	N/A

N/A—not applicable

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2017	Fiscal 2016
Health care cost trend rate	6.8%	6.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.6%	4.5%
Year that the rate reaches the ultimate trend rate	2027	2028

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2017:

	Service and Interest Costs	Benefit Obligation
	(in millions)
One percentage point increase	$—	$3
One percentage point decrease	$—	$(2)

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected Benefit Payments
	Pension Benefits		Postretirement Benefits
	Domestic	Foreign		Total
	(in millions)
Fiscal year:
2018	$24	$51	$9	$84
2019	21	48	9	78
2020	21	51	9	81
2021	21	52	9	82
2022	21	55	9	85
2023-2027	105	280	38	423

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2017 and 2016:

	As of June 30, 2017					As of June 30, 2016
		Fair Value Measurements at Reporting Date Using					Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
	(in millions)
Assets
Short-term investments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Pooled funds:(a)
Money market funds	1	—	1	—	—	—	—	—	—	—
Domestic equity funds	78	—	—	—	78	81	—	—	—	81
International equity funds	196	—	—	—	196	244	—	—	—	244
Domestic fixed income funds	151	—	—	—	151	160	—	—	—	160
International fixed income funds	642	—	—	—	642	618	—	—	—	618
Balanced funds	255	—	182	—	73	251	—	188	—	63
Other	66	55	—	11	—	13	2	—	11	—

Total	$1,389	$55	$183	$11	$1,140	$1,367	$2	$188	$11	$1,166

(a)

Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets as of June 30, 2017 and 2016:

Level 3 Investments
(in millions)
Balance, June 30, 2015	$12
Actual return on plan assets:
Relating to assets still held at end of period	—
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—

Balance, June 30, 2016	$11
Actual return on plan assets:
Relating to assets still held at end of period	—
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	—
Transfers in and out of Level 3	—

Balance, June 30, 2017	$11

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprised of

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22% equity securities, 62% fixed income securities and 16% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2017	2016
Asset Category:
Equity securities	22%	26%
Debt securities	62%	62%
Cash and other	16%	12%

Total	100%	100%

Required pension plan contributions for the next fiscal year are expected to be approximately $24 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.

NOTE 17. OTHER POSTRETIREMENT BENEFITS

Multiemployer Pension and Postretirement Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees, primarily at the newspaper businesses. The risks of participating in these multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan being borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to the Company, the Company was listed on certain Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. In general, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The funded status for two of the plans for which the Company was listed as providing more than 5% of total contributions reported green zone status for the most recent available plan year. The funded status for one of the plans for which the Company was listed as providing more than 5% of total contributions reported red zone status for the most recent available plan year. Total contributions made by the Company to multiemployer pension plans for each of the fiscal years ended June 30, 2017, 2016 and 2015 were approximately $5 million.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $137 million, $132 million and $138 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Deferred Compensation Plan

The Company has non-qualified deferred compensation plans for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The unfunded obligations of the plans included in Other liabilities as of June 30, 2017 and 2016 were $40 million and $36 million, respectively, and the majority of these plans are closed to new employees.

NOTE 18. INCOME TAXES

(Loss) income from continuing operations before income tax expense (benefit) was attributable to the following jurisdictions:

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
U.S.	$84	$(125)	$148
Foreign	(699)	306	404

(Loss) income from continuing operations before income tax expense (benefit)	$(615)	$181	$552

The significant components of the Company’s income tax expense (benefit) were as follows:

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Current:
U.S.
Federal	$1	$15	$35
State & local	4	5	11
Foreign	118	102	135

Total current tax	123	122	181

Deferred:
U.S.
Federal	57	(71)	16
State & local	(1)	(106)	1
Foreign	(151)	1	(13)

Total deferred tax	(95)	(176)	4

Total income tax expense (benefit)(a)	$28	$(54)	$185

a)

The Company recognized a tax benefit of approximately $144 million upon reclassification of the Digital Education segment to discontinued operations in (Loss) income from discontinued operations, net of tax, in

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the Statement of Operations in fiscal year 2016. In addition, a tax benefit of $30 million related to the operations of the Digital Education segment for the period was recorded to discontinued operations in (Loss) income from discontinued operations, net of tax, in the Statement of Operations in fiscal 2016. The tax expense (benefit) shown above excludes the tax benefit of the Company’s digital education business. The Company will not have a current federal tax expense after accounting for the federal current tax benefits attributed to discontinued operations.

The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate of 35% was:

	For the fiscal years ended June 30,
	2017	2016	2015
U.S. federal income tax rate	35%	35%	35%
State and local taxes, net	—	(8)	1
Effect of foreign operations(a)	(17)	(1)	(2)
Change in valuation allowance(b)	(7)	(62)	—
Income tax audit settlements(c)	(10)	—	—
Non-deductible goodwill and asset impairment(d)	(7)	—	—
Non-deductible compensation and benefits	(1)	3	1
R&D credits	1	(2)	(1)
Other, net	1	5	—

Effective tax rate(e)	(5)%	(30)%	34%

(a)

The Company’s effective tax rate is impacted by the geographic mix of its pre-tax income. The Company’s foreign operations are located primarily in Australia and the United Kingdom (“U.K.”) which have lower income tax rates than the U.S. As indicated in the pre-tax income table above, for the fiscal year ended June 30, 2017, the Company recorded a pre-tax loss on a consolidated basis comprised of pre-tax income in the U.S. and pre-tax losses in foreign jurisdictions which includes impairments and write-downs of approximately $1 billion. The losses in our foreign operations had the effect of reducing the tax benefit of consolidated pre-tax losses measured at the U.S. statutory rate by $98 million resulting in a lower effective tax rate. For the fiscal years ended June 30, 2016 and June 30, 2015, the Company recorded pre-tax book income on a consolidated basis with pre-tax income in foreign jurisdictions. Accordingly, the effect of foreign operations at lower tax rates decreased the Company’s effective tax rate.

(b)

For the fiscal year ended June 30, 2017, valuation allowance increased by $40 million related to foreign net operating losses, which more likely than not will not be utilized. For the fiscal year ended June 30, 2016, included in the change in valuation allowance is a tax benefit of $106 million related to the release of previously established valuation allowances related to certain U.S. Federal net operating losses and state deferred tax assets. This benefit was recognized in conjunction with management’s plan to dispose of the Company’s digital education business during fiscal 2016, as the Company now expects to generate sufficient U.S. taxable income to utilize these deferred tax assets prior to expiration.

(c)

In the fiscal year ended June 30, 2017, the Company reached an agreement with a foreign tax authority to settle certain tax issues related to fiscal years 2010 through 2015. As a result of the settlement, the Company recorded net income tax expense of $63 million. See Uncertain Tax Positions below.

(d)

The Company recorded non-cash charges of $48 million related to the impairment of Goodwill, which was non-deductible, and a write-down of $360 million on U.K. fixed assets, a portion of which were non-deductible, which reduced the Company’s tax benefit by $12 million and $29 million, respectively. These impairments and write-downs have an impact on our effective tax rate to the extent a tax benefit is not recorded.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(e)

For the fiscal year ended June 30, 2017, the effective tax rate of (5)% represents income tax expense when compared to consolidated pre-tax book loss. For the fiscal year ended June 30, 2016, the effective tax rate of (30)% represents income tax benefit when compared to consolidated pre-tax book income. For the fiscal year ended June 30, 2015, the effective tax rate of 34% represents an income tax expense when compared to consolidated pre-tax book income. As a result, certain reconciling items between the U.S. federal income tax rate and the Company’s effective tax rate may have the opposite impact.

The Company recognized current and deferred income taxes in the Balance Sheets at June 30, 2017 and 2016, respectively, as follows:

	As of June 30,
	2017	2016
	(in millions)
Deferred income tax assets	$525	$602
Deferred income tax liabilities	(61)	(171)

Net deferred tax assets	$464	$431

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
	2017	2016
	(in millions)
Deferred tax assets:
Accrued liabilities	$80	$185
Capital loss carryforwards	904	803
Retirement benefit obligations	101	112
Net operating loss carryforwards	473	580
Business credits	69	38
Other	284	213

Total deferred tax assets	1,911	1,931

Deferred tax liabilities:
Asset basis difference and amortization	(204)	(421)
Other	(56)	(65)

Total deferred tax liabilities	(260)	(486)

Net deferred tax asset before valuation allowance	1,651	1,445
Less: valuation allowance (See Note 21—Valuation and Qualifying Accounts)	(1,187)	(1,014)

Net deferred tax assets	$464	$431

As of June 30, 2017, the Company had income tax Net Operating Loss Carryforwards (NOLs) (gross, net of uncertain tax benefits), in various jurisdictions as follows:

Jurisdiction	Expiration	Amount (in millions)
U.S. Federal	2021 to 2037	$783
U.S. States	Various	530
Australia	Indefinite	239
U.K.	Indefinite	10
Other Foreign	Various	388

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Utilization of the NOLs is dependent on generating sufficient taxable income from our operations in each of the respective jurisdictions to which the NOLs relate, while taking into account tax filing methodologies and limitations and/or restrictions on our ability to use them. Certain of our U.S. Federal NOLs were acquired as part of the acquisitions of Move and Harlequin and are subject to limitations as promulgated under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code limits the amount of NOL that we can use on an annual basis to offset consolidated U.S. taxable income. The NOLs are also subject to review by relevant tax authorities in the jurisdictions to which they relate.

The Company recorded a deferred tax asset of $473 million and $580 million (net of approximately $46 million and $53 million, respectively, of unrecognized tax benefits) associated with its NOLs as of June 30, 2017 and 2016, respectively. Significant judgment is applied in assessing our ability to realize our NOLs and other tax assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets within the applicable expiration period. On the basis of this evaluation, valuation allowances of $149 million and $97 million have been established to reduce the deferred tax asset associated with the Company’s NOLs to an amount that will more likely than not be realized as of June 30, 2017 and 2016, respectively. In the fiscal year ended June 30, 2017, the increase in valuation allowance includes $40 million related to certain accumulated net operating losses that were agreed to as part of a settlement with a foreign tax authority.

As of June 30, 2017, the Company had approximately $2.0 billion and $1.7 billion of capital loss carryforwards in Australia and the U.K., respectively, which may be carried forward indefinitely and which are subject to tax authority review. Realization of our capital losses is dependent on generating capital gain taxable income and satisfying certain continuity of business requirements. The Company recorded a deferred tax asset of $904 million and $803 million as of June 30, 2017 and 2016, respectively, for these capital loss carryforwards, however, it is more likely than not that the Company will not generate capital gain income in the normal course of business in these jurisdictions. Accordingly, valuation allowances of $904 million and $803 million have been established to reduce the capital loss carryforward deferred tax asset to an amount that will more likely than not be realized as of June 30, 2017 and 2016, respectively.

As of June 30, 2017, the Company had approximately $36 million of U.S. Federal tax credit carryforwards which includes $23 million of foreign tax credits and $13 million of research and development credits which begin to expire in 2025 and 2036, respectively.

As of June 30, 2017, the Company had approximately $26 million of non-U.S. tax credit carryforwards which expire in various amounts beginning in 2025 and $7 million of state tax credit carryforwards (net of U.S. federal benefit), which expire in various amounts beginning in 2018. In accordance with the Company’s accounting policy, a valuation allowance of $7 million has been established to reduce the deferred tax asset associated with the Company’s non-U.S. and state credit carryforwards to an amount that will more likely than not be realized as of June 30, 2017.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Uncertain Tax Positions

The following table sets forth the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Balance, beginning of period	$86	$129	$58
Additions for prior year tax positions	107	6	79
Additions for current year tax positions	5	4	4
Reduction for prior year tax positions	(9)	(40)	(7)
Lapse of the statute of limitations	(8)	(2)	—
Settlement—cash	(21)	(2)	—
Settlement—tax attributes	(94)	—	—
Impact of currency translations	(2)	(9)	(5)

Balance, end of period	$64	$86	$129

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized interest and penalty charges of $11 million and $6 million for the fiscal years ended June 30, 2017 and June 30, 2015, respectively, and a benefit related to interest and penalties of $1 million for the fiscal year ended June 30, 2016. The Company recorded liabilities for accrued interest and penalties of approximately $3 million, $6 million and $8 million as of June 30, 2017, 2016, and 2015, respectively.

In fiscal year ended June 30, 2017, the Company reached an agreement with a foreign tax authority to settle certain tax issues related to fiscal years 2010 through 2015. As a result of the settlement, the Company recorded net income tax expense, including interest and penalties of $63 million comprised of a current tax expense of $20 million and a deferred tax expense of $43 million.

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

Jurisdiction	Fiscal Years Open to Examination
U.S. Federal	2009-2016
U.S. States	Various
Australia	2012-2016
U.K.	2011-2016

It is reasonably possible that uncertain tax positions may increase or decrease in the next fiscal year, however, actual developments in this area could differ from those currently expected. As of June 30, 2017, approximately $34 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. It is reasonably possible, the amount of uncertain tax liabilities which may be resolved within the next fiscal year is between the range of approximately nil and $19 million, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.

Other

The Company has not provided for U.S. taxes on the undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely. Calculation of the unrecognized deferred tax liability for temporary differences related to these earnings is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $2.4 billion as of June 30, 2017. The amount of undistributed earnings reflects adjustments related to the Separation from 21st Century Fox that were finalized with the filing of our income tax returns in periods after the Separation.

During the fiscal years ended June 30, 2017, 2016 and 2015, the Company paid gross income taxes of $132 million, $103 million and $134 million, respectively, and received income tax refunds of $9 million, $10 million and $8 million, respectively.

NOTE 19. SEGMENT INFORMATION

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, as well as the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones PEVC and DJX. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Patricia Cornwell, Chip and Joanna Gaines, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and Hillbilly Elegy.

•

Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s interests in REA Group, Move and DIAKRIT. REA Group is a publicly traded company listed on the Australian Securities Exchange (ASX: REA) that advertises property and property-related services on its websites and mobile applications across Australia and Asia, including iProperty.com. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au. The Company holds a 61.6% interest in REA Group.

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM for Buyers and AdvantageSM Pro products. Move also offers a number of professional software and services products, including Top Producer®, FiveStreet® and ListHubTM. The Company owns an 80% interest in Move, with the remaining 20% being held by REA Group.

•

Cable Network Programming—The Cable Network Programming segment consists of FOX SPORTS Australia and Australian News Channel Pty Ltd (“ANC”). FOX SPORTS Australia is the leading sports programming provider in Australia, with eight high definition television channels distributed via cable, satellite and IP, several interactive viewing applications and broadcast rights to live sporting events in Australia including: National Rugby League, the domestic football league, international cricket, Australian Rugby Union and various motorsports programming.

ANC, acquired in December 2016, operates the SKY NEWS network, Australia’s 24-hour multi-channel, multi-platform news service. ANC channels are broadcast throughout Australia and New Zealand and available on Foxtel and Sky Television. ANC also owns and operates the international Australia Channel IPTV service and offers content across a variety of digital media platforms, including mobile, podcasts and social media websites.

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

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses and excluding the impact from the NAM Group and Zillow legal settlements. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity (losses) earnings of affiliates, interest, net, other, net, income tax (expense) benefit and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Revenues:
News and Information Services	$5,069	$5,338	$5,731
Book Publishing	1,636	1,646	1,667
Digital Real Estate Services	938	822	625
Cable Network Programming	494	484	500
Other	2	2	1

Total Revenues	8,139	8,292	8,524

Segment EBITDA:
News and Information Services	$414	$214	$603
Book Publishing	199	185	221
Digital Real Estate Services	324	344	201
Cable Network Programming	123	124	135
Other	(175)	(183)	(215)
Depreciation and amortization	(449)	(505)	(498)
Impairment and restructuring charges	(927)	(89)	(84)
Equity (losses) earnings of affiliates	(295)	30	58
Interest, net	39	43	56
Other, net	132	18	75

(Loss) income from continuing operations before income tax (expense) benefit	(615)	181	552
Income tax (expense) benefit	(28)	54	(185)

(Loss) income from continuing operations	$(643)	$235	$367

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Depreciation and amortization:
News and Information Services	$283	$347	$365
Book Publishing	52	55	52
Digital Real Estate Services	78	69	44
Cable Network Programming	32	29	33
Other	4	5	4

Total Depreciation and amortization	$449	$505	$498

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Capital expenditures:
News and Information Services	$165	$174	$238
Book Publishing	11	9	12
Digital Real Estate Services	66	64	45
Cable Network Programming	14	8	7
Other	—	1	6

Total Capital expenditures	$256	$256	$308

	As of June 30,
	2017	2016
	(in millions)
Total assets:
News and Information Services	$6,142	$6,728
Book Publishing	1,845	1,855
Digital Real Estate Services	2,307	2,158
Cable Network Programming	1,194	1,101
Other(a)	1,037	1,371
Investments	2,027	2,270

Total assets	$14,552	$15,483

(a)	The Other segment primarily includes Cash and cash equivalents.

	As of June 30,
	2017	2016
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,952	$2,651
Book Publishing	835	869
Digital Real Estate Services	1,420	1,499
Cable Network Programming	912	898
Other	—	4

Total Goodwill and intangible assets, net	$6,119	$5,921

Geographic Segments

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Revenues:(a)
U.S. and Canada(b)	$3,880	$3,920	$3,808
Europe(c)	1,671	1,873	1,982
Australasia and Other(d)	2,588	2,499	2,734

Total Revenues	$8,139	$8,292	$8,524

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)	Revenues are attributed to region based on location of customer.
(b)	Revenues include approximately $3.7 billion for fiscal 2017, $3.8 billion for fiscal 2016 and $3.6 billion for fiscal 2015 from customers in the U.S.
(c)	Revenues include approximately $1.3 billion for fiscal 2017, $1.5 billion for fiscal 2016 and $1.6 billion for fiscal 2015 from customers in the U.K.
(d)	Revenues include approximately $2.3 billion for fiscal 2017, $2.3 billion for fiscal 2016 and $2.3 billion for fiscal 2015 from customers in Australia.

	As of June 30,
	2017	2016
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$960	$1,058
Europe	560	939
Australasia and Other	546	804

Total long-lived assets	$2,066	$2,801

(a)	Reflects total assets less current assets, goodwill, intangible assets, investments and deferred income tax assets.

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Australasia comprises Australia, Asia, Papua New Guinea and New Zealand.

NOTE 20. ADDITIONAL FINANCIAL INFORMATION

Other Current Assets

The following table sets forth the components of Other current assets included in the Balance Sheets:

	As of June 30,
	2017	2016
	(in millions)
Inventory(a)	$208	$218
Amounts due from 21st Century Fox	82	55
Prepayments and other current assets	233	240

Total Other current assets	$523	$513

(a)	Inventory as of June 30, 2017 and 2016 was primarily comprised of books, newsprint, printing ink, and programming rights.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2017	2016
	(in millions)
Royalty advances to authors	$298	$311
Other	144	85

Total Other non-current assets	$442	$396

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of June 30,
	2017	2016
	(in millions)
Current tax payable	$39	$33
Royalties and commissions payable	152	179
Current portion of long-term debt	103	3
Other	306	251

Total Other current liabilities	$600	$466

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Gain on sale of REA Group’s European business(a)	$107	$—	$—
Gain on iProperty transaction(b)	—	29	—
Impairment of marketable securities and cost method investments(c)	(21)	(21)	(5)
Gain on sale of other businesses	19	2	—
Gain on sale of equity method investments	11	1	7
Gain on sale of marketable securities(d)	7	1	29
Dividends received from cost method investments	3	—	25
Gain on sale of cost method investments	—	—	15
Other	6	6	4

Total Other, net	$132	$18	$75

(a)

The Company recognized a pre-tax gain of $107 million for the fiscal year ended June 30, 2017 related to REA Group’s sale of its European business. See Note 3—Acquisitions, Disposals and Other Transactions.

(b)	See Note 3—Acquisitions, Disposals and Other Transactions.
(c)	See Note 6—Investments.
(d)

In August 2014, REA Group completed the sale of a minority interest held in marketable securities for total cash consideration of $104 million. As a result of the sale, REA Group recognized a pre-tax gain of $29 million, which was reclassified out of accumulated other comprehensive loss and included in Other, net in the Statement of Operations.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss were as follows:

	For the fiscal years ended June 30,
	2017	2016	2015
	(in millions)
Accumulated other comprehensive loss, net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$20	$19	$24
Fiscal year activity(a)	(25)	1	(5)

Balance, end of year	(5)	20	19

Benefit Plan Adjustments:
Balance, beginning of year	(445)	(413)	(384)
Fiscal year activity(b)	8	(32)	(29)

Balance, end of year	(437)	(445)	(413)

Foreign currency translation adjustments:
Balance, beginning of year	(585)	(188)	971
Fiscal year activity(c)	75	(397)	(1,159)

Balance, end of year	(510)	(585)	(188)

Share of other comprehensive income from equity affiliates, net:
Balance, beginning of year	(16)	—	(1)
Fiscal year activity(d)	4	(16)	1

Balance, end of year	(12)	(16)	—

Total accumulated other comprehensive loss, net of tax:
Balance, beginning of year	(1,026)	(582)	610
Fiscal year activity, net of income taxes	62	(444)	(1,192)

Balance, end of year	$(964)	$(1,026)	$(582)

(a)	Net of income tax (benefit) expense of ($10) million, nil and nil for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
(b)	Net of income tax expense (benefit) of $8 million, ($14) million and ($11) million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
(c)	Excludes $9 million, ($1) million and ($24) million relating to noncontrolling interests for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
(d)	Net of income tax expense (benefit) of $2 million, ($7) million and $1 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2017
Allowances for returns and doubtful accounts	$(213)	$(603)	$(2)	$611	$(1)	$(208)
Deferred tax valuation allowance	(1,014)	(92)	(92)	23	(12)	(1,187)

Fiscal 2016
Allowances for returns and doubtful accounts	$(220)	$(566)	$(12)	$582	$3	$(213)
Deferred tax valuation allowance	(1,308)	(8)	109	114	79	(1,014)

Fiscal 2015
Allowances for returns and doubtful accounts	$(175)	$(573)	$(68)	$586	$10	$(220)
Deferred tax valuation allowance	(1,393)	(102)	(186)	290	83	(1,308)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. QUARTERLY DATA (UNAUDITED)

For convenience purposes, all references to September 30, 2016 and September 30, 2015 refer to the three months ended October 2, 2016 and September 27, 2015, respectively. All references to December 31, 2016 and December 31, 2015 refer to the three months ended January 1, 2017 and December 27, 2015, respectively. All references to March 31, 2017 and March 31, 2016 refer to the three months ended April 2, 2017 and March 27, 2016, respectively.

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2017
Revenues	$1,965	$2,116	$1,978	$2,080
Loss from continuing operations attributable to News Corporation stockholders(a)	(15)	(289)	(5)	(429)
Income from discontinued operations, net of tax(b)	—	—	—	—
Net loss attributable to News Corporation stockholders	(15)	(289)	(5)	(429)
Loss from continuing operations available to News Corporation stockholders per share—basic and diluted	$(0.03)	$(0.50)	$(0.01)	$(0.74)
Income from discontinued operations available to News Corporation stockholders per share—basic and diluted	—	—	—	—

Loss available to News Corporation stockholders per share—basic and diluted	$(0.03)	$(0.50)	$(0.01)	$(0.74)

Fiscal 2016
Revenues	$2,014	$2,161	$1,891	$2,226
Income (loss) from continuing operations attributable to News Corporation stockholders(a)	129	87	(147)	95
Income (loss) from discontinued operations, net of tax(b)	46	(24)	(2)	(5)
Net income (loss) attributable to News Corporation stockholders	175	63	(149)	90
Income (loss) from continuing operations available to News Corporation stockholders per share—basic and diluted	$0.22	$0.15	$(0.26)	$0.16
Income (loss) from discontinued operations available to News Corporation stockholders per share—basic and diluted	0.08	(0.04)	—	(0.01)

Income (loss) available to News Corporation stockholders per share—basic and diluted	$0.30	$0.11	$(0.26)	$0.15

(a)	Income (loss) from continuing operations includes the impact of the following items:

•

During the second quarter of fiscal 2017, the Company recognized a non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers. (See Note 7—Property, Plant and Equipment). The Company also recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. (See Note 6—Investments).

During the second quarter of fiscal 2017, REA Group sold its European business which resulted in a pre-tax gain of $120 million. The gain was partially offset in the third quarter of fiscal 2017 by $13 million related to the impact of foreign currency fluctuations on the receipt of the sales proceeds, which were received in February 2017, and certain other currency translation impacts. (See Note 3—Acquisitions, Disposals and other Transactions). (See Note 7—Property, Plant and Equipment).

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

During the fourth quarter of fiscal 2017, the Company recognized approximately $464 million in impairment charges, primarily related to the write-down of fixed assets at the U.K. newspapers. (See Note 7—Property, Plant and Equipment).

•

The $106 million tax benefit recognized during the first quarter of fiscal 2016 related to the release of previously established valuation allowances related to certain U.S. federal net operating losses and state deferred tax assets. (See Note 18—Income Taxes).

•

In the third quarter of fiscal 2016, the Company recognized one-time costs of approximately $280 million in connection with the settlement of certain litigation and related claims at News America Marketing. (See Note 15—Commitments and Contingencies).

•

In the fourth quarter of fiscal 2016, the Company recognized a gain of $122 million in connection with the settlement of litigation with Zillow, which reflects settlement proceeds received from Zillow of $130 million, less $8 million paid to NAR. (See Note 15—Commitments and Contingencies).

(b)	Income (loss) from discontinued operations includes the impact of the following items:

•

In the first quarter of fiscal 2016, the Company recognized a pre-tax non-cash impairment charge of $76 million reflecting a write down of the digital education business to its fair value less costs to sell. Additionally, during the first quarter of fiscal 2016, the Company recognized a tax benefit of $144 million upon reclassification of the Digital Education segment to discontinued operations. (See Note 4—Discontinued Operations and Note 18—Income Taxes).

NOTE 23. SUBSEQUENT EVENTS

In July 2017, REA Group acquired an 80.3% interest in Smartline Home Loans Pty Limited (“Smartline”) for A$69 million in cash (approximately $55 million). The minority shareholders have the option to sell the remaining 19.7% interest to REA Group beginning three years after closing at a price dependent on the financial performance of Smartline. If the option is not exercised, the minority interest will become mandatorily redeemable four years after closing. As a result, REA Group will recognize a liability in the first quarter of fiscal 2018 for the present value of the amount expected to be paid for the remaining interest based on the formula specified in the acquisition agreement. Smartline is one of Australia’s premier mortgage broking franchise groups, and the investment provides REA Group’s financial services business with greater scale and capability. The Company is currently in the process of evaluating the purchase accounting implications, and as a result, disclosures required under ASC 805-10-50-2(h) cannot be made at this time.

In August 2017, the Company declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on October 18, 2017 to stockholders of record as of September 13, 2017.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 79 and 80, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Proposal No. 1: Election of Directors” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to transactions with related persons is contained in the Proxy Statement under the heading “Corporate Governance Matters—Related Person Transactions Policy” and is incorporated by reference in this Annual Report.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The Company’s Consolidated Financial Statements required to be filed as part of this Annual Report and the Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

2.	All other financial statement schedules are omitted because the required information is not applicable, or because the information called for is included in the Company’s Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.

3.	Exhibits—The exhibits listed on the accompanying Exhibit Index filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

ITEM	16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: August 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Thomson Robert J. Thomson	Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2017

/s/ Susan Panuccio Susan Panuccio	Chief Financial Officer (Principal Financial Officer)	August 14, 2017

/s/ Kevin P. Halpin Kevin P. Halpin	Principal Accounting Officer	August 14, 2017

/s/ K. Rupert Murdoch K. Rupert Murdoch	Executive Chairman	August 14, 2017

/s/ Lachlan K. Murdoch Lachlan K. Murdoch	Co-Chairman	August 14, 2017

/s/ Kelly Ayotte Kelly Ayotte	Director	August 14, 2017

/s/ José María Aznar José María Aznar	Director	August 14, 2017

/s/ Natalie Bancroft Natalie Bancroft	Director	August 14, 2017

/s/ Peter L. Barnes Peter L. Barnes	Director	August 14, 2017

/s/ Joel I. Klein Joel I. Klein	Director	August 14, 2017

/s/ James R. Murdoch James R. Murdoch	Director	August 14, 2017

Signature	Title	Date

/s/ Ana Paula Pessoa Ana Paula Pessoa	Director	August 14, 2017

/s/ Masroor Siddiqui Masroor Siddiqui	Director	August 14, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Separation and Distribution Agreement, dated June 28, 2013, among News Corporation, New News Corporation and News Corp Holdings UK & Ireland. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.2	Tax Sharing and Indemnification Agreement, dated June 28, 2013, between News Corporation and New News Corporation. (Incorporated by reference to Exhibit 2.3 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.3	FOX SPORTS Trade Mark Licence. (Incorporated by reference to Exhibit 2.5 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.4	FOX Trade Mark Licence. (Incorporated by reference to Exhibit 2.6 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

3.1	Restated Certificate of Incorporation of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)

3.2	Amended and Restated By-laws of News Corporation. (Incorporated by reference to Exhibit 3.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

4.1	Second Amended and Restated Rights Agreement, dated as of June 18, 2015, between News Corporation and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on June 18, 2015.)

10.1	Amended and Restated Employment Agreement, dated March 9, 2016, among News Corporation, NC Transaction, Inc. and Robert Thomson. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on March 9, 2016.)±

10.2	Employment Agreement, dated February 23, 2017, between News Corporation and Susan Panuccio. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2017.)±

10.3	Separation Agreement and General Release, dated February 24, 2017, by and between Bedi Ajay Singh and News Corporation. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2017.)±

10.4	Consulting Agreement, dated February 24, 2017, by and between Bedi Ajay Singh and News Corporation. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2017.)±

10.5	Amended and Restated Employment Agreement, dated March 9, 2016, among News Corporation, NC Transaction, Inc. and Bedi Ajay Singh. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on March 9, 2016.)±

Exhibit Number	Exhibit Description

10.6	Employment Agreement, dated February 9, 2015, between NC Transaction, Inc. and David Pitofsky. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 6, 2015.)±

10.7	News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective August 6, 2014. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 11, 2014.)±

10.8	NC Transaction, Inc. Restoration Plan. (Incorporated by reference to Exhibit 10.8 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 20, 2013.)±

10.9	Form of Agreement for FY2015-2017 and FY2016-2018 Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2014.)±

10.10	Form of Agreement for FY2015-2017 and FY2016-2018 Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2014.)±

10.11	Letter Agreement, dated June 27, 2014, from News Corporation to K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2014.)±

10.12	Form of Agreement for Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.13	Form of Agreement for Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.14	Form of Agreement for Stock-Settled Restricted Share Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.11 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.15	Credit Agreement, dated as of October 23, 2013, among News Corporation, as borrower, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. and Citibank, N.A. as co-administrative agents, JPMorgan Chase Bank, N.A. as designated agent, Commonwealth Bank of Australia as syndication agent and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Commonwealth Bank of Australia as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on October 29, 2013.)

10.16	Amendment No. 1, dated as of October 23, 2015, to the Credit Agreement, dated as of October 23, 2013, among News Corporation, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, JPMorgan Chase Bank, N.A., as designated agent, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on October 26, 2015.)

Exhibit Number	Exhibit Description

10.17	Amendment No. 2, dated as of July 13, 2016, to the Credit Agreement, dated as of October 23, 2013, among the Company, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, JPMorgan Chase Bank, N.A., as designated agent, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on November 8, 2016.)

21.1	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP with respect to News Corporation.*

23.2	Consent of Ernst & Young with respect to Foxtel Group.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

99.1	Audited Financial Statements as of June 30, 2017 for Foxtel Group.*

101	The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2017, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Loss for the fiscal years ended June 30, 2017, 2016 and 2015; (iii) Consolidated Balance Sheets as of June 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2017, 2016 and 2015; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2017, 2016 and 2015 and (vi) Notes to the Consolidated Financial Statements. *

*	Filed herewith
**	Furnished herewith
±	Management contract or compensatory plan or arrangement