Form 10-Q
period 2017-09-30
NEWS CORP
filed 2017-11-13
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 3, 2017, 382,991,582 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended September 30,
	Notes	2017	2016
Revenues:
Advertising		$670	$670
Circulation and subscription		651	621
Consumer		386	374
Real estate		203	172
Other		148	128

Total Revenues		2,058	1,965
Operating expenses		(1,149)	(1,157)
Selling, general and administrative		(660)	(678)
Depreciation and amortization		(97)	(120)
Restructuring charges	3	(15)	(20)
Equity losses of affiliates	4	(10)	(15)
Interest, net		6	7
Other, net	10	8	17

Income (loss) before income tax (expense) benefit		141	(1)
Income tax (expense) benefit	8	(54)	1

Net income		87	—
Less: Net income attributable to noncontrolling interests		(19)	(15)

Net income (loss) attributable to News Corporation stockholders		$68	$(15)

Basic and diluted earnings (loss) per share:	6
Net income (loss) available to News Corporation stockholders per share		$0.12	$(0.03)

Cash dividends declared per share of common stock		$0.10	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; millions)

	For the three months ended
	September 30,
	2017	2016
Net income	$87	$—
Other comprehensive income:
Foreign currency translation adjustments	134	56
Unrealized holding losses on securities(a)	(13)	(26)
Benefit plan adjustments(b)	(6)	11
Share of other comprehensive income from equity affiliates(c)	1	2

Other comprehensive income	116	43

Comprehensive income	203	43
Less: Net income attributable to noncontrolling interests	(19)	(15)
Less: Other comprehensive income attributable to noncontrolling interests	(4)	(2)

Comprehensive income attributable to News Corporation stockholders	$180	$26

(a)	Net of income tax benefit of $6 million and $10 million for the three months ended September 30, 2017 and 2016, respectively.
(b)	Net of income tax (benefit) expense of ($2) million and $3 million for the three months ended September 30, 2017 and 2016, respectively.
(c)	Net of income tax expense of nil and $1 million for the three months ended September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

	Notes	As of September 30, 2017	As of June 30, 2017
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,877	$2,016
Receivables, net	10	1,365	1,276
Other current assets	10	526	523

Total current assets		3,768	3,815

Non-current assets:
Investments	4	2,044	2,027
Property, plant and equipment, net		1,636	1,624
Intangible assets, net		2,301	2,281
Goodwill		3,922	3,838
Deferred income tax assets		553	525
Other non-current assets	10	438	442

Total assets		$14,662	$14,552

Liabilities and Equity:
Current liabilities:
Accounts payable		$235	$222
Accrued expenses		1,146	1,204
Deferred revenue		448	426
Other current liabilities	10	588	600

Total current liabilities		2,417	2,452

Non-current liabilities:
Borrowings		281	276
Retirement benefit obligations		313	319
Deferred income tax liabilities		73	61
Other non-current liabilities		362	351
Commitments and contingencies	7
Redeemable preferred stock		20	20
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,340	12,395
Accumulated deficit		(581)	(648)
Accumulated other comprehensive loss		(852)	(964)

Total News Corporation stockholders’ equity		10,913	10,789
Noncontrolling interests		283	284

Total equity	5	11,196	11,073

Total liabilities and equity		$14,662	$14,552

(a)	Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 382,976,281 and 382,294,262 shares issued and outstanding, net of 27,368,413 treasury shares at par at September 30, 2017 and June 30, 2017, respectively.
(b)	Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at September 30, 2017 and June 30, 2017, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the three months ended September 30,
	Notes	2017	2016
Operating activities:
Net income		$87	$—
Less: Income from discontinued operations, net of tax		—	—

Income from continuing operations		87	—
Adjustments to reconcile income from continuing operations to cash used in operating activities:
Depreciation and amortization		97	120
Equity losses of affiliates	4	10	15
Other, net	10	(8)	(17)
Deferred income taxes and taxes payable	8	6	(35)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(73)	(64)
Inventories, net		(16)	(16)
Accounts payable and other liabilities		(107)	(21)
NAM Group settlement		—	(250)

Net cash used in operating activities from continuing operations		(4)	(268)
Net cash used in operating activities from discontinued operations		—	(3)

Net cash used in operating activities		(4)	(271)

Investing activities:
Capital expenditures		(62)	(49)
Changes in restricted cash for Wireless Group acquisition		—	315
Acquisitions, net of cash acquired		(54)	(283)
Investments in equity affiliates and other		(12)	—
Proceeds from property, plant and equipment and other asset dispositions		—	24
Other, net		7	(18)

Net cash used in investing activities from continuing operations		(121)	(11)
Net cash used in investing activities from discontinued operations		—	—

Net cash used in investing activities		(121)	(11)

Financing activities:
Repayment of borrowings acquired in Wireless Group acquisition		—	(23)
Dividends paid		(21)	(18)
Other, net		(10)	(18)

Net cash used in financing activities from continuing operations		(31)	(59)
Net cash used in financing activities from discontinued operations		—	—

Net cash used in financing activities		(31)	(59)

Net decrease in cash and cash equivalents		(156)	(341)
Cash and cash equivalents, beginning of period		2,016	1,832
Exchange movement on opening cash balance		17	8

Cash and cash equivalents, end of period		$1,877	$1,499

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

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

The accompanying Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 as filed with the Securities and Exchange Commission (“SEC”) on August 14, 2017 (the “2017 Form 10-K”).

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, in the third quarter of fiscal 2017, the Company revised the Statements of Cash Flows to present cash flow activities from discontinued operations within each of the operating, investing and financing activities categories.

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2018 and fiscal 2017 include 52 weeks. All references to the three months ended September 30, 2017 and 2016 relate to the three months ended October 1, 2017 and October 2, 2016, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of September 30.

Recently Issued Accounting Pronouncements

Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 address several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for annual and interim reporting periods beginning July 1, 2017. The adoption did not have a material impact on the Company’s consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The amendments in ASU 2016-16 require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory. As permitted by ASU 2016-16, the Company early-adopted this standard on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings to reduce complexity in financial reporting. The adjustment did not have a material impact on the Company’s consolidated financial statements.

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

The Company is currently evaluating the overall impact that ASU 2014-09 will have on the Company’s consolidated financial statements, as well as the method of adoption. The Company continues to evaluate the available transition methods giving consideration to the comparability of our financial statements and the application of the new standard to our contractual arrangements. We plan to select a transition method by the end of calendar year 2017. The Company has established an implementation team, including external advisers, and has commenced the review of the Company’s revenue portfolio and related contracts across its various business units and geographies. Discussions regarding changes to the Company’s current accounting policies and practices remain ongoing and preliminary conclusions are subject to change. Based on the current guidance, the new framework will become effective on either a full or modified retrospective basis for the Company on July 1, 2018.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. As of September 30, 2017, the Company had $81 million in available-for-sale securities with net unrealized losses of $19 million. In accordance with ASU 2016-01, the cumulative net unrealized gains (losses) contained within Accumulated other comprehensive loss will be reclassified through Retained earnings as of July 1, 2018, and changes in the fair value of available-for-sale securities will be recorded in the Company’s Statement of Operations beginning July 1, 2018. The Company is evaluating the impact ASU 2016-01 may have on its cost method investments.

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

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Smartline Home Loans Pty Limited

In July 2017, REA Group acquired an 80.3% interest in Smartline Home Loans Pty Limited (“Smartline”) for approximately A$70 million in cash (approximately $55 million). The minority shareholders have the option to sell the remaining 19.7% interest to REA Group beginning three years after closing at a price dependent on the financial performance of Smartline. If the option is not exercised, the minority interest will become mandatorily redeemable four years after closing. As a result, REA Group recognized a liability of $12 million in the three months ended September 30, 2017 for the present value of the amount expected to be paid for the remaining interest based on the formula specified in the acquisition agreement. Smartline is one of Australia’s premier mortgage broking franchise groups, and the acquisition provides REA Group’s financial services business with greater scale and capability. Under the acquisition method of accounting, the total consideration is allocated to net tangible assets and identifiable intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration over the fair value of the net tangible assets and identifiable intangible assets acquired was recorded as goodwill. The acquired intangible assets of approximately $19 million primarily relate to customer relationships which have a useful life of 16 years. The Company recorded approximately $47 million of goodwill on the transaction. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this filing and may be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction. Smartline is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.

NOTE 3. RESTRUCTURING CHARGES

During the three months ended September 30, 2017 and 2016, the Company recorded restructuring charges of $15 million and $20 million, respectively, of which $14 million and $19 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2018 and 2017 were for employee termination benefits.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in restructuring program liabilities were as follows:

	For the three months ended September 30,
	2017				2016
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$33	$6	$10	$49	$33	$5	$6	$44
Additions	15	—	—	15	20	—	—	20
Payments	(23)	—	—	(23)	(22)	—	—	(22)
Other	—	(1)	—	(1)	(1)	—	—	(1)

Balance, end of period	$25	$5	$10	$40	$30	$5	$6	$41

As of September 30, 2017, restructuring liabilities of approximately $28 million were included in the Balance Sheet in Other current liabilities and $12 million were included in Other non-current liabilities.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of September 30, 2017	As of September 30, 2017	As of June 30, 2017
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,610	$1,208
Other equity method investments(b)	various	140	133
Loan receivable from Foxtel(a)	N/A	—	370
Available-for-sale securities(c)	various	81	97
Cost method investments(d)	various	213	219

Total Investments		$2,044	$2,027

(a)

In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and pro rata capital contributions made by Foxtel shareholders in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$481 million ($370 million) as of June 30, 2017. During the three months ended September 30, 2017, Foxtel’s shareholders made pro-rata capital contributions to Foxtel by way of promissory notes. The Company’s share of the capital contributions was A$494 million ($388 million) as at September 28, 2017, and the Company’s investment in Foxtel increased by this amount. Foxtel utilized the shareholders’ capital contributions to repay its subordinated shareholder notes and interest accrued in the three months ended September 30, 2017. As a result, such notes were considered to be repaid as of September 30, 2017.

(b)	Other equity method investments primarily include Elara Technologies Pte. Ltd., which operates PropTiger.com, Makaan.com and Housing.com.
(c)	Available-for-sale securities primarily include the Company’s investment in HT&E Limited (formerly APN News and Media Limited), which operates a portfolio of Australian radio and outdoor media assets.
(d)	Cost method investments primarily include the Company’s investment in SEEKAsia Limited and certain investments in China.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company measures the fair market values of available-for-sale securities as Level 1 financial instruments under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale securities are set forth below:

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Cost basis of available-for-sale securities	$100	$99
Accumulated gross unrealized gain	—	—
Accumulated gross unrealized loss(a)	(19)	(2)

Fair value of available-for-sale securities	$81	$97

Net deferred tax asset	$5	$1

(a)	The fair values of the Company’s available-for-sale securities in an unrealized loss position have been less than their cost basis for a period of less than twelve months.

Equity Losses of Affiliates

The Company’s equity losses of affiliates were as follows:

	For the three months ended September 30,
	2017	2016
	(in millions)
Foxtel(a)	$(5)	$(11)
Other equity affiliates, net	(5)	(4)

Total Equity losses of affiliates	$(10)	$(15)

(a)

In accordance with ASC 350, “Intangibles—Goodwill and Other”, the Company amortized $17 million and $19 million, respectively, related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three months ended September 30, 2017 and 2016. Such amortization is reflected in Equity losses of affiliates in the Statements of Operations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the three months ended September 30,
	2017	2016
	(in millions)
Revenues	$633	$618
Operating income(a)	63	91
Net income	24	16

(a)

Includes Depreciation and amortization of $59 million and $52 million for the three months ended September 30, 2017 and 2016, respectively. Operating income before depreciation and amortization was $122 million and $143 million for the three months ended September 30, 2017 and 2016, respectively.

NOTE 5. EQUITY

The following table summarizes changes in equity:

	For the three months ended September 30,
	2017			2016
	News Corporation stockholders	Noncontrolling Interests	Total Equity	News Corporation stockholders	Noncontrolling Interests	Total Equity
	(in millions)
Balance, beginning of period	$10,789	$284	$11,073	$11,564	$218	$11,782
Net income (loss)	68	19	87	(15)	15	—
Other comprehensive income	112	4	116	41	2	43
Dividends	(59)	(21)	(80)	(59)	(18)	(77)
Other	3	(3)	—	(1)	(1)	(2)

Balance, end of period	$10,913	$283	$11,196	$11,530	$216	$11,746

Stock Repurchases

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the three months ended September 30, 2017. Through November 3, 2017, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of November 3, 2017 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dividends

In August 2017, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 18, 2017 to stockholders of record at the close of business on September 13, 2017. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

NOTE 6. EARNINGS (LOSS) PER SHARE

The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended September 30,
	2017	2016
	(in millions, except per share amounts)
Net income	$87	$—
Less: Net income attributable to noncontrolling interests	(19)	(15)

Net income (loss) available to News Corporation stockholders	$68	$(15)

Weighted-average number of shares of common stock outstanding—basic	582.3	580.8
Dilutive effect of equity awards(a)	1.1	—

Weighted-average number of shares of common stock outstanding—diluted	583.4	580.8

Net income (loss) available to News Corporation stockholders per share—basic	$0.12	$(0.03)
Net income (loss) available to News Corporation stockholders per share—diluted	$0.12	$(0.03)

(a)

The dilutive impact of the Company’s PSUs, RSUs and stock options has been excluded from the calculation of diluted loss per share for the three months ended September 30, 2016 because their inclusion would have an antidilutive effect on the net loss per share.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2017 have not changed significantly from the disclosures included in the 2017 Form 10-K.

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

News America Marketing

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) initiated legal proceedings against the Company and/or certain of its subsidiaries alleging violations of various antitrust laws. These proceedings are described in further detail below.

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

Valassis subsequently filed a Notice of Violation of the order issued by the District Court in Valassis I (the “Notice”). The Notice re-asserted claims of unlawful bundling and tying which the magistrate judge had previously recommended be dismissed from Valassis II, described below, on the grounds that such claims could only be brought before a panel of antitrust experts previously appointed in Valassis I (the “Antitrust Expert Panel”), and sought treble damages, injunctive relief and attorneys’ fees on those claims. On March 30, 2016, the District Court ordered that the Notice be referred to the Antitrust Expert Panel and further ordered that the case be administratively closed and that it may be re-opened following proceedings before the Antitrust Expert Panel.

•

On November 8, 2013, Valassis also filed a new complaint in the U.S. District Court for the Eastern District of Michigan against News Corporation and the NAM Parties (together, the “NAM Group”) alleging violations of federal and state antitrust laws and common law business torts (“Valassis II”). The complaint sought treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the newly filed complaint, and on March 30, 2016, the District Court ordered that Valassis’s bundling and tying claims be dismissed without prejudice to Valassis’s rights to pursue relief for those claims in Valassis I and that all remaining claims in the NAM Group’s motion to dismiss be referred to the Antitrust Expert Panel. The District Court further ordered that the case be administratively closed and that it may be re-opened following proceedings before the Antitrust Expert Panel.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Antitrust Expert Panel was convened and, on February 8, 2017, recommended that Valassis I be dismissed and the NAM Group’s counterclaims in Valassis II be dismissed with leave to replead three of the four counterclaims. The NAM Group filed an amended counterclaim on February 27, 2017. Valassis did not object to the Antitrust Expert Panel’s recommendation to dismiss Valassis I, but it filed motions with the District Court asserting that the referral of Valassis II to the Antitrust Expert Panel was no longer valid and seeking either to re-open Valassis II in the District Court or to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On September 25, 2017, the District Court dismissed Valassis I, granted Valassis’s motions and transferred Valassis II to the N.Y. District Court. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.

In-Store Marketing and FSI Purchasers

On February 29, 2016, the parties agreed to settle the litigation in the N.Y. District Court in which The Dial Corporation, Henkel Consumer Goods, Inc., H.J. Heinz Company, H.J. Heinz Company, L.P., Foster Poultry Farms, Smithfield Foods, Inc., HP Hood LLC and BEF Foods, Inc. alleged various claims under federal and state antitrust law against the NAM Group. Pursuant to the terms of the settlement, the NAM Group paid the settlement amount of approximately $250 million during the quarter ended September 30, 2016, and the litigation was subsequently dismissed with prejudice. The NAM Group also settled related claims for approximately $30 million in February 2016.

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

In connection with the separation of the Company’s businesses (the “Separation”) from 21st Century Fox on June 28, 2013 (the “Distribution Date”), the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox would indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the previously concluded criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters will be settled on an after-tax basis.

The net benefit (expense) related to the U.K. Newspaper Matters in Selling, general and administrative expenses was $43 million and ($2) million for the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $63 million, of which approximately $59 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Other current assets on the Balance Sheet as of September 30, 2017. The net benefit for the three months ended September 30, 2017 and the accrual and receivable recorded as of that date reflect a $46 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

NOTE 8. INCOME TAXES

At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs.

The Company’s effective income tax rate for the three months ended September 30, 2017 was higher than the U.S. statutory tax rate, primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses.

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

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations in several states and foreign jurisdictions. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid, however, the Company may need to accrue additional income tax expense and our liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur. The Company paid gross income taxes of $48 million and $34 million during the three months ended September 30, 2017 and 2016, respectively.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. SEGMENT INFORMATION

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

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters. The Company’s corporate Strategy and Creative Group is responsible for identifying new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions, investments and dispositions.

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity losses of affiliates, interest, net, other, net, income tax (expense) benefit and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

	For the three months ended September 30,
	2017	2016
	(in millions)
Revenues:
News and Information Services	$1,241	$1,222
Book Publishing	401	389
Digital Real Estate Services	271	226
Cable Network Programming	145	128
Other	—	—

Total revenues	2,058	1,965

Segment EBITDA:
News and Information Services	$73	$46
Book Publishing	50	48
Digital Real Estate Services	95	67
Cable Network Programming	27	14
Other	4	(45)
Depreciation and amortization	(97)	(120)
Restructuring charges	(15)	(20)
Equity losses of affiliates	(10)	(15)
Interest, net	6	7
Other, net	8	17

Income (loss) before income tax (expense) benefit	141	(1)
Income tax (expense) benefit	(54)	1

Net income	$87	$—

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Total assets:
News and Information Services	$6,170	$6,142
Book Publishing	1,868	1,845
Digital Real Estate Services	2,351	2,307
Cable Network Programming	1,219	1,194
Other(a)	1,010	1,037
Investments	2,044	2,027

Total assets	$14,662	$14,552

(a)	The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,960	$2,952
Book Publishing	845	835
Digital Real Estate Services	1,494	1,420
Cable Network Programming	924	912
Other	—	—

Total goodwill and intangible assets, net	$6,223	$6,119

NOTE 10. ADDITIONAL FINANCIAL INFORMATION

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

Receivables, net consist of:

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Receivables	$1,570	$1,484
Allowance for sales returns	(164)	(166)
Allowances for doubtful accounts	(41)	(42)

Receivables, net	$1,365	$1,276

The Company’s receivables did not contain significant concentrations of credit risk as of September 30, 2017 or June 30, 2017 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Current Assets

The following table sets forth the components of Other current assets:

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Inventory(a)	$225	$208
Amounts due from 21st Century Fox	59	82
Prepayments and other current assets	242	233

Total Other current assets	$526	$523

(a)	Inventory at September 30, 2017 and June 30, 2017 was primarily comprised of books, newsprint and programming rights.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Royalty advances to authors	$298	$298
Other	140	144

Total Other non-current assets	$438	$442

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of September 30, 2017	As of June 30, 2017
	(in millions)
Current tax payable	$26	$39
Royalties and commissions payable	179	152
Current portion of long-term debt	105	103
Other	278	306

Total Other current liabilities	$588	$600

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net:

	For the three months ended September 30,
	2017	2016
	(in millions)
Gain on sale of available-for-sale securities	$—	$6
Gain on sale of equity method investments	—	6
Gain on sale of cost method investments	6	4
Other, net	2	1

Total Other, net	$8	$17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A in News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 as filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2017 (the “2017 Form 10-K”), and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation and related notes set forth in the 2017 Form 10-K.

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2018 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2017 and 2016. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2017 and 2016, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of September 30, 2017.

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•

News and Information Services— The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, as well as the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones PEVC and DJX. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

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

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters (as defined in Note 7 to the Consolidated Financial Statements). The Company’s corporate Strategy and Creative Group is responsible for identifying new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions, investments and dispositions.

Other Business Developments

In July 2017, REA Group acquired an 80.3% interest in Smartline Home Loans Pty Limited (“Smartline”) for approximately A$70 million in cash (approximately $55 million). The minority shareholders have the option to sell the remaining 19.7% interest to REA Group beginning three years after closing at a price dependent on the financial performance of Smartline. If the option is not exercised, the minority interest will become mandatorily redeemable four years after closing. As a result, REA Group recognized a liability of $12 million in the three months ended September 30, 2017 for the present value of the amount expected to be paid for the remaining interest based on the formula specified in the acquisition agreement. Smartline is one of Australia’s premier mortgage broking franchise groups, and the acquisition provides REA Group’s financial services business with greater scale and capability. Smartline is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.

In August 2017, News Corp and Telstra announced a non-binding agreement to combine their interests in Foxtel with News Corp’s interest in FOX SPORTS Australia into a new entity. It is expected that post-combination the Company will have a 65% ownership interest and Telstra will have a 35% ownership interest in the new company. The potential transaction remains subject to the negotiation of definitive agreements, regulatory review and certain other conditions.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2017 versus the three months ended September 30, 2016

The following table sets forth the Company’s operating results for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

	For the three months ended September 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$670	$670	$—	—
Circulation and subscription	651	621	30	5%
Consumer	386	374	12	3%
Real estate	203	172	31	18%
Other	148	128	20	16%

Total Revenues	2,058	1,965	93	5%
Operating expenses	(1,149)	(1,157)	8	1%
Selling, general and administrative	(660)	(678)	18	3%
Depreciation and amortization	(97)	(120)	23	19%
Restructuring charges	(15)	(20)	5	25%
Equity losses of affiliates	(10)	(15)	5	33%
Interest, net	6	7	(1)	(14)%
Other, net	8	17	(9)	(53)%

Income (loss) before income tax (expense) benefit	141	(1)	142	**
Income tax (expense) benefit	(54)	1	(55)	**

Net income	87	—	87	**
Less: Net income attributable to noncontrolling interests	(19)	(15)	(4)	(27)%

Net income (loss) attributable to News Corporation	$68	$(15)	$83	**

**	not meaningful

Revenues— Revenues increased $93 million, or 5%, for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017. The revenue increase was primarily due to higher revenues at the Digital Real Estate Services segment of $45 million, mainly due to higher revenues at both REA Group and Move, as well as an increase at the News and Information Services segment of $19 million, primarily resulting from the acquisitions of ARM and Wireless Group, which contributed $31 million and $23 million, respectively, to the increase, the $14 million positive impact of foreign currency fluctuations and higher circulation and subscription revenues, partially offset by lower advertising revenues.

The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue increase of $26 million for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying the results for each quarter in the current period by the difference between the average exchange rate for that quarter and the average exchange rate in effect during the corresponding quarter of the prior year and totaling the impact for all quarters in the current period.

Operating Expenses— Operating expenses decreased $8 million, or 1%, for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017. The decrease was primarily due to lower operating expenses at the News and Information Services segment of $22 million, mainly as a result of the impact of cost savings initiatives and lower newsprint, production, and distribution costs, partially offset by higher costs of $29 million from the inclusion of the acquisitions of ARM and Wireless Group and the $6 million negative impact from foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $11 million for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017.

Selling, general and administrative expenses—Selling, general and administrative expenses decreased $18 million, or 3%, for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017. The decrease in Selling, general and administrative expenses was primarily due to a $46 million impact from the reversal of a portion of the previously accrued liability for the U.K. Newspaper Matters and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. This decrease was partially offset by higher expenses of $14 million at the News and Information Services segment, primarily due to the negative impact of foreign currency fluctuations and the acquisitions of Wireless Group and ARM, and increased expenses of $14 million at the Digital Real Estate Services segment. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense increase of $11 million for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017.

Depreciation and amortization— Depreciation and amortization expense decreased $23 million, or 19%, for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017 primarily due to the write-down of fixed assets at the Australian and U.K. newspapers in fiscal 2017.

Restructuring charges— During the three months ended September 30, 2017 and 2016, the Company recorded restructuring charges of $15 million and $20 million, respectively. See Note 3—Restructuring Charges in the accompanying Consolidated Financial Statements.

Equity losses of affiliates— Equity losses of affiliates decreased $5 million for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017. The decrease for the three months ended September 30, 2017 was primarily due to higher net income at Foxtel as discussed below.

	For the three months ended September 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Foxtel(a)	$(5)	$(11)	$6	55%
Other equity affiliates, net	(5)	(4)	(1)	(25)%

Total Equity losses of affiliates	$(10)	$(15)	$5	33%

**	not meaningful

(a)

In accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), the Company amortized $17 million and $19 million, respectively, related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three months ended September 30, 2017 and 2016, respectively. Such amortization is reflected in Equity losses of affiliates in the Statements of Operations. See Note 4—Investments in the accompanying Consolidated Financial Statements.

Foxtel’s revenues were $633 million for the three months ended September 30, 2017, an increase of $15 million, or 2%, as compared to revenues of $618 million for the corresponding period of fiscal 2017. The increase was the result of the positive impact of foreign currency fluctuations, as revenues decreased modestly in local currency. Operating income decreased to $63 million from $91 million in the corresponding period of fiscal 2017 primarily due to higher Australian Football League and other sports rights costs of $24 million, and lower revenues in local currency partially offset by lower sales and marketing and transmission costs. Net income increased to $24 million from $16 million in the corresponding period of fiscal 2017 mainly due to the absence of losses associated with Foxtel management’s decision to cease Presto operations in January 2017 and lower interest expense, partially offset by the lower operating income discussed above.

Interest, net— Interest, net decreased $1 million for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017.

Other, net— Other, net decreased $9 million, or 53%, for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017. See Note 10—Additional Financial Information in the accompanying Consolidated Financial Statements.

Income tax (expense) benefit—The Company’s effective income tax rate for the three months ended September 30, 2017 was higher than the U.S. statutory tax rate, primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses.

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

Net income— Net income increased $87 million for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017 due to higher Total Segment EBITDA and lower depreciation and amortization expense, partially offset by higher income tax expense.

Net income attributable to noncontrolling interests— Net income attributable to noncontrolling interests increased by $4 million for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017 primarily due to higher results at REA Group and the positive impact of foreign currency fluctuations.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity losses of affiliates, interest, net, other, net, income tax (expense) benefit and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of Total Segment EBITDA provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as impairment and restructuring charges and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures and changes in tax positions or regimes, the Company provides users of its consolidated financial statements with insight into both its core operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its core business. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the core operating results of the Company across different periods. The following table reconciles Total Segment EBITDA to Net income (loss):

	For the three months ended September 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues	$2,058	$1,965	$93	5%
Operating expenses	(1,149)	(1,157)	8	1%
Selling, general and administrative	(660)	(678)	18	3%

Total Segment EBITDA	249	130	119	92%
Depreciation and amortization	(97)	(120)	23	19%
Restructuring charges	(15)	(20)	5	25%
Equity losses of affiliates	(10)	(15)	5	33%
Interest, net	6	7	(1)	(14)%
Other, net	8	17	(9)	(53)%

Income (loss) before income tax (expense) benefit	141	(1)	142	**
Income tax (expense) benefit	(54)	1	(55)	**

Net income	$87	$—	$87	**

**	not meaningful

	For the three months ended September 30,
	2017		2016
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$1,241	$73	$1,222	$46
Book Publishing	401	50	389	48
Digital Real Estate Services	271	95	226	67
Cable Network Programming	145	27	128	14
Other	—	4	—	(45)

Total	$2,058	$249	$1,965	$130

News and Information Services (60% and 62% of the Company’s consolidated revenues in the three months ended September 30, 2017 and 2016, respectively)

	For the three months ended September 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$608	$609	$(1)	—
Circulation and subscription	521	505	16	3%
Other	112	108	4	4%

Total revenues	1,241	1,222	19	2%
Operating expenses	(732)	(754)	22	3%
Selling, general and administrative	(436)	(422)	(14)	(3)%

Segment EBITDA	$73	$46	$27	59%

**	not meaningful

Revenues at the News and Information Services segment increased $19 million, or 2%, for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017. The revenue increase was due in part to higher circulation and subscription revenues of $16 million as compared to the corresponding period of fiscal 2017 due to digital subscriber growth, primarily at The Wall Street Journal and in Australia, as well as the $11 million total contribution from the acquisition of ARM in December 2016 and the positive impact of foreign currency fluctuations. These increases were partially offset by lower single-copy sales in the U.K., primarily at The Sun, and in Australia. Advertising revenues for the three months ended September 30, 2017 decreased $1 million as compared to the corresponding period of fiscal 2017 primarily due to weakness in the print advertising market across mastheads and lower revenues at News America Marketing of $13 million, partially offset by the $23 million and $21 million contributions from the acquisitions of Wireless Group and ARM, respectively, the positive impact of foreign currency fluctuations and modest digital advertising growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $14 million for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017.

Segment EBITDA at the News and Information Services segment increased $27 million for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017. The increase was primarily due to higher contribution from Dow Jones of $12 million, mainly due to higher revenues and the impact of lower newsprint, production and distribution costs, and higher contribution from News America Marketing of $5 million, primarily due to lower investment spending at Checkout 51, as well as the impact of cost savings initiatives and the absence of $5 million of transaction costs associated with the Company’s acquisition of Wireless Group in September 2016.

Dow Jones

Revenues were $350 million for the three months ended September 30, 2017, an increase of $7 million, or 2%, as compared to revenues of $343 million in the corresponding period of fiscal 2017. Circulation and subscription revenues increased $19 million, primarily due to the $15 million impact from digital subscriber growth and price increases at The Wall Street Journal, as well as higher professional information business revenues led by Risk and Compliance. Advertising revenues decreased $10 million, primarily due to the impact of weakness in the print advertising market. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $1 million for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017.

News Corp Australia

Revenues at the Australian newspapers were $332 million for the three months ended September 30, 2017, an increase of $14 million, or 4%, compared to revenues of $318 million in the corresponding period of fiscal 2017. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $13 million, or 4%, for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017. Circulation and subscription revenues increased $6 million due to the acquisition of ARM and the positive impact of foreign currency fluctuations, as price increases and digital subscriber growth were more than offset by the $4 million impact of print volume declines. Advertising revenues increased $5 million, primarily due to the acquisition of ARM and the $7 million positive impact of foreign currency fluctuations, which more than offset the $21 million impact of weakness in the print advertising market and lower advertising revenues of $6 million resulting from the sale of Perth Sunday Times in November 2016.

News UK

Revenues were $255 million for the three months ended September 30, 2017, a decrease of $15 million, or 6%, as compared to revenues of $270 million in the corresponding period of fiscal 2017. Circulation and subscription revenues decreased $8 million, primarily due to the $10 million impact of single-copy volume declines, mainly at The Sun, partially offset by the $4 million impact of cover price increases across The Sun and The Times. Advertising revenues decreased $7 million, primarily due to weakness in the print advertising market, partially offset by digital advertising growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $1 million for the three months ended September 30, 2017 as compared to the corresponding period of fiscal 2017.

News America Marketing

Revenues at News America Marketing were $234 million for the three months ended September 30, 2017, a decrease of $9 million, or 4%, as compared to revenues of $243 million in the corresponding period of fiscal 2017. The decrease was primarily related to lower domestic free standing insert product revenues of $13 million primarily due to two fewer inserts during the quarter.

Book Publishing (20% of the Company’s consolidated revenues in the three months ended September 30, 2017 and 2016)

	For the three months ended September 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$386	$374	$12	3%
Other	15	15	—	—

Total revenues	401	389	12	3%
Operating expenses	(277)	(267)	(10)	(4)%
Selling, general and administrative	(74)	(74)	—	—

Segment EBITDA	$50	$48	$2	4%

For the three months ended September 30, 2017, revenues at the Book Publishing segment increased $12 million, or 3%, as compared to the corresponding period of fiscal 2017. The increase was mainly due to strong frontlist and backlist sales in the general books category, including House of Spies by Daniel Silva, The Subtle Art Of Not Giving A F*ck by Mark Manson and the continued success of Hillbilly Elegy by J.D. Vance. Digital sales represented approximately 21% of Consumer revenues during the three months ended September 30, 2017. Digital sales increased approximately 6% as compared to the corresponding period of fiscal 2017 primarily due to growth in downloadable audio books.

For the three months ended September 30, 2017, Segment EBITDA at the Book Publishing segment increased $2 million, or 4%, as compared to the corresponding period of fiscal 2017. The increase was primarily due to the higher revenues discussed above.

Digital Real Estate Services (13% and 11% of the Company’s consolidated revenues in the three months ended September 30, 2017 and 2016, respectively)

	For the three months ended September 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$36	$34	$2	6%
Circulation and subscription	14	16	(2)	(13)%
Real estate	203	172	31	18%
Other	18	4	14	**

Total revenues	271	226	45	20%
Operating expenses	(33)	(30)	(3)	(10)%
Selling, general and administrative	(143)	(129)	(14)	(11)%

Segment EBITDA	$95	$67	$28	42%

**	not meaningful

For the three months ended September 30, 2017, revenues at the Digital Real Estate Services segment increased $45 million, or 20%, as compared to the corresponding period of fiscal 2017. At REA Group, revenues increased $29 million, or 22%, to $158 million for the three months ended September 30, 2017 from $129 million in the corresponding period of fiscal 2017. The higher revenues were primarily due to an $18 million increase in Australian residential depth revenue, the acquisition of Smartline, which contributed approximately $13 million of revenues in the quarter, and the $6 million positive impact of foreign currency fluctuations, partially offset by a $9 million decrease resulting from the sale of REA Group’s European business in December 2016. Revenues at Move increased $14 million, or 15%, to $107 million for the three months ended September 30, 2017 from $93 million in the corresponding period of fiscal 2017 due to an increase in ConnectionsSM for Buyers product revenues.

For the three months ended September 30, 2017, Segment EBITDA at the Digital Real Estate Services segment increased $28 million, or 42%, as compared to the corresponding period of fiscal 2017. The increase in Segment EBITDA was the result of higher contributions from REA Group and Move of $19 million and $9 million, respectively, primarily due to the higher revenues noted above, partially offset by $15 million in higher costs associated with higher revenues.

Cable Network Programming (7% of the Company’s consolidated revenues in the three months ended September 30, 2017 and 2016)

	For the three months ended September 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$26	$27	$(1)	(4)%
Circulation and subscription	116	100	16	16%
Other	3	1	2	**

Total revenues	145	128	17	13%
Operating expenses	(107)	(106)	(1)	(1)%
Selling, general and administrative	(11)	(8)	(3)	(38)%

Segment EBITDA	$27	$14	$13	93%

**	not meaningful

For the three months ended September 30, 2017, revenues at the Cable Network Programming segment increased $17 million, or 13%, as compared to the corresponding period in fiscal 2017. The revenue increase was primarily due to the acquisition of ANC, which contributed $11 million of revenue for the three months ended September 30, 2017, higher affiliate revenues at FOX SPORTS Australia, and the $4 million positive impact of foreign currency fluctuations. These increases were partially offset by lower advertising revenues of $3 million at FOX SPORTS Australia.

For the three months ended September 30, 2017, Segment EBITDA at the Cable Network Programming segment increased $13 million, or 93%, as compared to the corresponding period of fiscal 2017. The increase in Segment EBITDA was due to the timing of programming amortization related to the launch of a dedicated National Rugby League channel at FOX SPORTS Australia and lower other sports programming rights costs.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of September 30, 2017, the Company’s cash and cash equivalents were $1,877 million. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. As described in greater detail below, in October 2013, the Company established a revolving credit facility of $650 million, which terminates on October 23, 2020. The Company may request that the commitments be extended under certain circumstances as set forth in the credit agreement and may also request increases in the amount of the facility up to a maximum amount of $900 million. In addition, the Company expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for further discussion.

As of September 30, 2017, the Company’s consolidated assets included $932 million in cash and cash equivalents that was held by its foreign subsidiaries. $197 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.

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

Issuer Purchases of Equity Securities

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the three months ended September 30, 2017. Through November 3, 2017, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of November 3, 2017 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2017, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 18, 2017 to stockholders of record at the close of business on September 13, 2017. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

Sources and Uses of Cash—For the three months ended September 30, 2017 versus the three months ended September 30, 2016

Net cash used in operating activities from continuing operations for the three months ended September 30, 2017 and 2016 was as follows (in millions):

For the three months ended September 30,	2017	2016
Net cash used in operating activities from continuing operations	$(4)	$(268)

Net cash used in operating activities from continuing operations decreased by $264 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The decrease was primarily due to the absence of the NAM Group’s settlement payments of $250 million during the three months ended September 30, 2016 and higher Total Segment EBITDA, partially offset by higher working capital.

Net cash used in investing activities from continuing operations for the three months ended September 30, 2017 and 2016 was as follows (in millions):

For the three months ended September 30,	2017	2016
Net cash used in investing activities from continuing operations	$(121)	$(11)

Net cash used in investing activities from continuing operations was $121 million for the three months ended September 30, 2017 as compared to net cash used in investing activities from continuing operations of $11 million for the corresponding period of fiscal 2017. During the three months ended September 30, 2017, the Company used $54 million of cash for acquisitions, primarily for the acquisition of Smartline, and had capital expenditures of $62 million.

During the three months ended September 30, 2016, the Company used $283 million of cash for acquisitions, primarily for the acquisition of Wireless Group, and had capital expenditures of $49 million. The net cash used in investing activities from continuing operations for the three months ended September 30, 2016 was partially offset by the utilization of restricted cash for the Wireless Group acquisition of $315 million.

Net cash used in financing activities from continuing operations for the three months ended September 30, 2017 and 2016 was as follows (in millions):

For the three months ended September 30,	2017	2016
Net cash used in financing activities from continuing operations	$(31)	$(59)

The decrease in net cash used in financing activities from continuing operations for the three months ended September 30, 2017 as compared to the net cash used in financing activities from continuing operations in the corresponding period of fiscal 2017 was primarily due to the absence of the repayment of debt assumed in the acquisition of Wireless Group of $23 million during the three months ended September 30, 2016.

Reconciliation of Free Cash Flow Available to News Corporation

Free cash flow available to News Corporation is a non-GAAP financial measure defined as net cash used in operating activities from continuing operations, less capital expenditures (“free cash flow”), less REA Group free cash flow, plus cash dividends received from REA Group. Free cash flow available to News Corporation excludes cash flows from discontinued operations. Free cash flow available to News Corporation should be considered in addition to, not as a substitute for, cash flows from continuing operations and other measures of financial performance reported in accordance with GAAP. Free cash flow available to News Corporation may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of free cash flow.

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

The following table presents a reconciliation of net cash used in continuing operating activities to free cash flow available to News Corporation:

	For the three months ended September 30,
	2017	2016
	(in millions)
Net cash used in continuing operating activities	$(4)	$(268)
Less: Capital expenditures	(62)	(49)

	(66)	(317)
Less: REA Group free cash flow	(27)	(28)
Plus: Cash dividends received from REA Group	33	28

Free cash flow available to News Corporation	$(60)	$(317)

Free cash flow available to News Corporation increased $257 million in the three months ended September 30, 2017 to ($60) million from ($317) million in the corresponding period of fiscal 2017, primarily due to lower cash used in operating activities as discussed above, partially offset by higher capital expenditures.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of September 30, 2017, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of September 30, 2017, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

REA Group Unsecured Revolving Loan Facility

REA Group entered into an A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty. The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which become due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of September 30, 2017, REA Group was paying a margin of between 0.85% and 1.05%. REA Group paid approximately $3 million in interest for the three months ended September 30, 2017, at a weighted average interest rate of 2.6%. The REA Facility requires REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of September 30, 2017, REA Group was in compliance with all of the applicable debt covenants.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2017 have not changed significantly from the disclosures included in the 2017 Form 10-K.

Contingencies

The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed in Note 7 to the Consolidated Financial Statements. The outcome of these matters and claims is subject to significant uncertainty, and the Company often cannot predict what the eventual outcome of pending matters will be or the timing of the ultimate resolution of these matters. Fees, expenses, fines, penalties, judgments or settlement costs which might be incurred by the Company in connection with the various proceedings could adversely affect its results of operations and financial condition.

The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. (See Note 7 – Commitments and Contingencies in the accompanying Consolidated Financial Statements).

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal year ended June 30, 2017:

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

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $81 million as of September 30, 2017. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income of approximately $8 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of September 30, 2017 or June 30, 2017 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of September 30, 2017 and June 30, 2017, the Company did not anticipate nonperformance by any of the counterparties.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements the discussion set forth under “Legal Proceedings” in the Company’s 2017 Form 10-K.

Valassis Communications, Inc.

As reported in the 2017 Form 10-K, Valassis Communications, Inc. (“Valassis”) initiated two separate legal proceedings against the Company and/or certain of its subsidiaries on November 8, 2013. In the first proceeding (“Valassis I”), Valassis filed a motion for expedited discovery in a previously settled case involving News America Incorporated (“NAI”), News America Marketing FSI L.L.C. (“NAM FSI”) and News America Marketing In-Store Services L.L.C. (“NAM In-Store Services” and, together with NAI and NAM FSI, the “NAM Parties”) based on its belief that defendants had engaged in activities prohibited under an order issued by the U.S. District Court for the Eastern District of Michigan (the “Order”) in connection with the parties’ settlement. Valassis subsequently filed a Notice of Violation of the Order (the “Notice”) in Valassis I alleging violations of federal and state antitrust laws and common law business torts and seeking treble damages, injunctive relief and attorneys’ fees. In the second proceeding (“Valassis II”), Valassis filed a new complaint against News Corporation and the NAM Parties (together, the “NAM Group”) in the District Court, which also alleged violations of federal and state antitrust laws and common law business torts and sought treble damages, injunctive relief and attorneys’ fees and costs. On March 30, 2016, the District Court ordered that the Notice in Valassis I and the remaining claims in the NAM Group’s motion to dismiss in Valassis II (the bundling and tying claims in Valassis II were dismissed without prejudice to Valassis’s rights to pursue relief for the claims in Valassis I) be referred to a panel of antitrust experts previously appointed in Valassis I (the “Antitrust Expert Panel”). The Antitrust Expert Panel was convened and, on February 8, 2017, recommended that Valassis I be dismissed and the NAM Group’s counterclaims in Valassis II be dismissed with leave to replead three of the four counterclaims. The NAM Group filed an amended counterclaim on February 27, 2017. Valassis did not object to the Antitrust Expert Panel’s recommendation to dismiss Valassis I, but it filed motions with the District Court asserting that the referral of Valassis II to the Antitrust Expert Panel was no longer valid and seeking either to re-open Valassis II in the District Court or to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On September 25, 2017, the District Court dismissed Valassis I, granted Valassis’s motions and transferred Valassis II to the N.Y. District Court. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.

U.K. Newspaper Matters

As reported in the 2017 Form 10-K, civil claims have been brought against the Company with respect to, among other things, voicemail interception and inappropriate payments to public officials at the Company’s former publication, The News of the World, and at The Sun, and related matters (the “U.K. Newspaper Matters”). The net benefit (expense) related to the U.K. Newspaper Matters in Selling, general and administrative expenses was $43 million and ($2) million for the three months ended September 30, 2017 and September 30, 2016, respectively. As of September 30, 2017, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $63 million, of which approximately $59 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Other current assets on the Balance Sheet as of September 30, 2017. The net benefit for the three months ended September 30, 2017 and the accrual and receivable recorded as of that date reflect a $46 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

ITEM 1A.	RISK FACTORS

In October 2017, the Australian Broadcasting Services Act was amended to, among other things, eliminate the rule prohibiting control over more than two out of three regulated media platforms in any one commercial radio license area and modify the existing anti-siphoning rules. As a result, the second paragraph of the risk factor titled “The Company’s Business Could Be Adversely Impacted by Changes in Governmental Policy and Regulation,” which was included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, has been amended and restated as follows:

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

•	national and commercial television broadcasters have not obtained these rights 26 weeks before the start of the event;

•	the rights to televise are also held by commercial television licensees who have rights to televise the event to more than 50% of the Australian population; or

•	the rights to televise are also held by one of Australia’s two major government-funded broadcasters; and

•

other parts of the Broadcasting Services Act that regulate ownership interests and control of Australian media organizations. Such legislation may have an impact on the Company’s ownership structure and operations and may restrict its ability to take advantage of acquisition or investment opportunities.

There have been no material changes to the rest of this risk factor or the remaining risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On November 9, 2017, the Company and David B. Pitofsky, Executive Vice President, General Counsel and Chief Compliance Officer of the Company, entered into an Amended and Restated Employment Agreement, dated as of November 9, 2017 (the “Amended and Restated Pitofsky Agreement”). The Amended and Restated Pitofsky Agreement amends Mr. Pitofsky’s term of employment to run from November 9, 2017 until June 30, 2021, unless terminated earlier in accordance with the terms of the Amended and Restated Pitofsky Agreement. Pursuant to the Amended and Restated Pitofsky Agreement, Mr. Pitofsky is entitled to an annual base salary of not less than $1,000,000. The Amended and Restated Pitofsky Agreement also provides that Mr. Pitofsky will be eligible to receive: (i) an annual bonus with a target of not less than $900,000 and (ii) an annual award under the Company’s 2013 Long-Term Incentive Plan, as amended, or any other Company performance-based long-term equity-based incentive program with a target payout of not less than $850,000. In addition, Mr. Pitofsky is entitled to participate in incentive or benefit plans or arrangements in effect or to be adopted by the Company or its affiliates and to such other perquisites as are applicable to the Company’s other senior executives of equal rank. The Amended and Restated Pitofsky Agreement also includes customary confidentiality, non-disparagement, cooperation and non-solicitation covenants.

Under the Amended and Restated Pitofsky Agreement, if Mr. Pitofsky’s employment is terminated as a result of incapacity and disability due to physical or mental illness, or by reason of his death, Mr. Pitofsky (or his spouse, another designee or estate in the case of death) will be entitled to receive (i) base salary continuation for up to 12 months (and, in the case of disability, continuation of other benefits as well); and (ii) continued vesting of equity awards as set forth in the applicable equity award agreements. In the case of death, Mr. Pitofsky (or his spouse, another designee or his estate) will also be entitled to a pro rata portion of the target annual bonus for the fiscal year of his death in addition to any other accrued bonus payments. If Mr. Pitofsky’s employment is terminated by the Company other than for “cause,” death or disability or by Mr. Pitofsky for “good reason” (in each case, as defined in the Amended and Restated Pitofsky Agreement), Mr. Pitofsky will be entitled to receive (i) the greater of (A) his then-current base salary and target annual bonus paid in the same manner as though Mr. Pitofsky continued to be employed through June 30, 2021 and (B) his then-current base salary and target annual bonus paid in the same manner as though he continued to be employed for the successive 24 months following the date of termination; (ii) any unpaid prior year annual bonus; (iii) a pro rata portion of the target annual bonus he would have earned for the fiscal year of termination had no termination occurred; (iv) continued vesting of equity awards granted prior to the date of termination in the same manner as though he continued to be employed through the later of June 30, 2021 or one year following the date of termination, based on Company performance for and payable at the conclusion of the applicable performance periods; and (v) Company-paid premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for the executive and his eligible dependents through June 30, 2021. Finally, if, following the completion of the term under the Amended and Restated Pitofsky Agreement on June 30, 2021, Mr. Pitofsky is not offered a new employment agreement on terms at least as favorable to him as the terms set forth in the Amended and Restated Pitofsky Agreement, and Mr. Pitofsky is subsequently terminated without cause, then he will be entitled to receive the payments and benefits summarized above with respect to a termination other than for cause (using the same base salary and target annual bonus as in effect immediately prior to the expiration of the term on June 30, 2021).

The Company’s obligation to pay the above-summarized compensation and provide benefits to Mr. Pitofsky (or his surviving spouse or his estate) is subject to the execution and non-timely revocation by his, or as the case may be, his surviving spouse or the legal representative of his estate, of the Company’s then standard separation agreement and general release and the continued compliance with the terms, conditions and covenants set forth in such agreement.

Also on November 9, 2017, the Compensation Committee of the Company’s Board of Directors amended and restated the NC Transaction, Inc. Restoration Plan (the “Amended and Restated Restoration Plan”), an unfunded, non-qualified deferred compensation plan maintained for the benefit of certain management and other highly compensated employees of the Company. The Amended and Restated Restoration Plan provides participants with those retirement benefits which would have become payable under the Company’s traditional qualified retirement plans but for the limitations imposed by the Internal Revenue Code of 1986, as amended (the “Code”).

Under the Amended and Restated Restoration Plan, participants whose employer contributions under the Company’s qualified retirement plans are limited by the Code are eligible to receive an amount credited to their account equal to 5.5% of their compensation in excess of the compensation limits of the Code, subject to certain compensation caps. The Amended and Restated Restoration Plan was amended to provide that a compensation cap of $5,000,000 applies to the General Counsel (in addition to the Chief Executive Officer and the Chief Financial Officer), and that all other employees of the executive leadership team who report directly to the Chief Executive Officer are subject to a $2,000,000 cap. The remaining terms of the Amended and Restated Restoration Plan, the summary of which is incorporated herein by reference from the Company’s 2017 proxy statement filed with the U.S. Securities and Exchange Commission on October 3, 2017, remain unchanged.

The descriptions of the Amended and Restated Pitofsky Agreement and the Amended and Restated Restoration Plan are qualified in their entirety by the full text of the Amended and Restated Pitofsky Agreement and the Amended and Restated Restoration Plan, which are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 6.	EXHIBITS

(a) Exhibits.

10.1	Amended and Restated Employment Agreement, dated November 9, 2017, between News Corporation and David B. Pitofsky.*

10.2	NC Transaction, Inc. Restoration Plan, amended and restated as of November 9, 2017.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016 (unaudited); (ii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2017 and 2016 (unaudited); (iii) Consolidated Balance Sheets as of September 30, 2017 (unaudited) and June 30, 2017 (audited); (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Susan Panuccio
Susan Panuccio
Chief Financial Officer

Date: November 9, 2017