Form 10-Q
period 2017-12-31
NEWS CORP
filed 2018-02-09
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

As of February 2, 2018, 383,108,677 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended		For the six months ended
		December 31,		December 31,
	Notes	2017	2016	2017	2016
Revenues:
Advertising		$702	$748	$1,372	$1,418
Circulation and subscription		637	595	1,288	1,216
Consumer		453	450	839	824
Real estate		222	185	425	357
Other		166	138	314	266

Total Revenues		2,180	2,116	4,238	4,081
Operating expenses		(1,139)	(1,126)	(2,288)	(2,283)
Selling, general and administrative		(712)	(665)	(1,372)	(1,343)
Depreciation and amortization		(100)	(120)	(197)	(240)
Impairment and restructuring charges	3	(12)	(356)	(27)	(376)
Equity losses of affiliates	4	(18)	(238)	(28)	(253)
Interest, net		1	15	7	22
Other, net	11	(31)	123	(23)	140

Income (loss) before income tax (expense) benefit		169	(251)	310	(252)
Income tax (expense) benefit	9	(235)	32	(289)	33

Net (loss) income		(66)	(219)	21	(219)
Less: Net income attributable to noncontrolling interests		(17)	(70)	(36)	(85)

Net loss attributable to News Corporation stockholders		$(83)	$(289)	$(15)	$(304)

Basic and diluted loss per share:	7
Net loss available to News Corporation stockholders per share		$(0.14)	$(0.50)	$(0.03)	$(0.52)

Cash dividends declared per share of common stock		$—	$—	$0.10	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited; millions)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Net (loss) income	$(66)	$(219)	$21	$(219)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(347)	134	(291)
Unrealized holding gains (losses) on securities(a)	18	7	5	(19)
Benefit plan adjustments(b)	1	20	(5)	31
Share of other comprehensive income from equity affiliates(c)	—	9	1	11

Other comprehensive income (loss)	19	(311)	135	(268)

Comprehensive (loss) income	(47)	(530)	156	(487)
Less: Net income attributable to noncontrolling interests	(17)	(70)	(36)	(85)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	1	9	(3)	7

Comprehensive (loss) income attributable to News Corporation stockholders	$(63)	$(591)	$117	$(565)

(a)	Net of income tax expense of $8 million and $2 million for the three months ended December 31, 2017 and 2016, respectively, and income tax expense (benefit) of $2 million and ($8) million for the six months ended December 31, 2017 and 2016, respectively.
(b)	Net of income tax expense of nil and $5 million for the three months ended December 31, 2017 and 2016, respectively, and income tax (benefit) expense of ($2) million and $8 million for the six months ended December 31, 2017 and 2016, respectively.
(c)	Net of income tax expense of nil and $4 million for the three months ended December 31, 2017 and 2016, respectively, and income tax expense of nil and $5 million for the six months ended December 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

		As of	As of
	Notes	December 31, 2017	June 30, 2017
Assets:		(unaudited)	(audited)
Current assets:
Cash and cash equivalents		$1,856	$2,016
Receivables, net	11	1,379	1,276
Other current assets	11	483	523

Total current assets		3,718	3,815

Non-current assets:
Investments	4	2,019	2,027
Property, plant and equipment, net		1,631	1,624
Intangible assets, net		2,281	2,281
Goodwill		3,917	3,838
Deferred income tax assets		349	525
Other non-current assets	11	444	442

Total assets		$14,359	$14,552

Liabilities and Equity:
Current liabilities:
Accounts payable		$216	$222
Accrued expenses		1,113	1,204
Deferred revenue		390	426
Other current liabilities	11	551	600

Total current liabilities		2,270	2,452

Non-current liabilities:
Borrowings	5	187	276
Retirement benefit obligations		305	319
Deferred income tax liabilities		59	61
Other non-current liabilities		360	351
Commitments and contingencies	8
Redeemable preferred stock		20	20
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,350	12,395
Accumulated deficit		(664)	(648)
Accumulated other comprehensive loss		(832)	(964)

Total News Corporation stockholders’ equity		10,860	10,789
Noncontrolling interests		298	284

Total equity	6	11,158	11,073

Total liabilities and equity		$14,359	$14,552

(a)	Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 383,087,863 and 382,294,262 shares issued and outstanding, net of 27,368,413 treasury shares at par at December 31, 2017 and June 30, 2017, respectively.
(b)	Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at December 31, 2017 and June 30, 2017, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the six months ended
		December 31,
	Notes	2017	2016
Operating activities:
Net income (loss)		$21	$(219)
Less: Income from discontinued operations, net of tax		—	—

Income (loss) from continuing operations		21	(219)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization		197	240
Equity losses of affiliates	4	28	253
Cash distributions received from affiliates		1	—
Impairment charges	3	—	310
Other, net	11	23	(140)
Deferred income taxes and taxes payable	9	200	(102)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(73)	(131)
Inventories, net		(8)	(9)
Accounts payable and other liabilities		(185)	52
NAM Group settlement		—	(250)

Net cash provided by operating activities from continuing operations		204	4
Net cash used in operating activities from discontinued operations		—	(3)

Net cash provided by operating activities		204	1

Investing activities:
Capital expenditures		(128)	(108)
Changes in restricted cash for Wireless Group acquisition		—	315
Acquisitions, net of cash acquired		(53)	(342)
Investments in equity affiliates and other		(33)	(39)
Proceeds from property, plant and equipment and other asset dispositions		15	59
Other, net		23	(3)

Net cash used in investing activities from continuing operations		(176)	(118)
Net cash used in investing activities from discontinued operations		—	—

Net cash used in investing activities		(176)	(118)

Financing activities:
Repayment of borrowings		(93)	(23)
Dividends paid		(80)	(77)
Other, net		(29)	(21)

Net cash used in financing activities from continuing operations		(202)	(121)
Net cash used in financing activities from discontinued operations		—	—

Net cash used in financing activities		(202)	(121)

Net decrease in cash and cash equivalents		(174)	(238)
Cash and cash equivalents, beginning of period		2,016	1,832
Exchange movement on opening cash balance		14	(30)

Cash and cash equivalents, end of period		$1,856	$1,564

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

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2018 and fiscal 2017 include 52 weeks. All references to the three months ended December 31, 2017 and 2016 relate to the three months ended December 31, 2017 and January 1, 2017, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of December 31.

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

Issued

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 removes inconsistencies and differences in existing revenue recognition requirements between GAAP and International Financial Reporting Standards and requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, delaying the effective date for adoption. ASU 2014-09 is now effective for interim and annual reporting periods beginning after July 1, 2018, however, early adoption is permitted. Once effective, the Company can elect to apply ASU 2014-09 retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initial adoption recognized at the date of initial application. The Company has determined that it will adopt ASU 2014-09 using a modified retrospective approach.

The FASB has also issued several standards which provide additional clarification and implementation guidance on the previously issued ASU 2014-09 and have the same effective date as the original standard.

The Company is currently evaluating the overall impact that ASU 2014-09 will have on the Company’s consolidated financial statements. The Company has established an implementation team, including external advisers, and has commenced the review of the Company’s revenue portfolio and related contracts across its various business units and geographies. Discussions regarding changes to the Company’s current accounting policies and practices remain ongoing and preliminary conclusions are subject to change. Based on the current guidance, the new framework will become effective on a modified retrospective basis for the Company on July 1, 2018.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. As of December 31, 2017, the Company had $80 million in available-for-sale securities with net unrealized losses of $1 million. In accordance with ASU 2016-01, the cumulative net unrealized gains (losses) contained within Accumulated other comprehensive loss will be reclassified through Retained earnings as of July 1, 2018, and changes in the fair value of available-for-sale securities will be recorded in the Company’s Statement of Operations beginning July 1, 2018. The Company is evaluating the impact ASU 2016-01 may have on its cost method investments.

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

NOTE 3. IMPAIRMENT AND RESTRUCTURING CHARGES

Fiscal 2018

During the three and six months ended December 31, 2017, the Company recorded restructuring charges of $12 million and $27 million, respectively, of which $11 million and $25 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2018 were primarily for employee termination benefits.

Fiscal 2017

During the three and six months ended December 31, 2016, the Company recorded restructuring charges of $47 million and $67 million, respectively, of which $47 million and $66 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2017 were for employee termination benefits.

During the three and six months ended December 31, 2016, the Company recognized a non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers. The write-down was a result of the impact of adverse trends on the future expected performance of the Australian newspapers, where revenue declines from continued weakness in the print advertising market accelerated during the quarter. The write-down was comprised of approximately $149 million related to printing presses and print-related equipment, $77 million related to facilities, $66 million related to capitalized software and $18 million related to tradenames. The carrying value of News Corp Australia’s remaining long-lived assets as of December 31, 2016 was approximately $420 million, consisting primarily of approximately $375 million of fixed assets and $30 million of intangible assets. Significant unobservable inputs utilized in the income approach valuation method were a discount rate of 11.5% and no long-term growth.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in restructuring program liabilities were as follows:

	For the three months ended December 31,
	2017				2016
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$25	$5	$10	$40	$30	$5	$6	$41
Additions	11	—	1	12	47	—	—	47
Payments	(15)	(1)	(1)	(17)	(36)	—	—	(36)
Other	1	—	—	1	—	—	—	—

Balance, end of period	$22	$4	$10	$36	$41	$5	$6	$52

	For the six months ended December 31,
	2017				2016
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$33	$6	$10	$49	$33	$5	$6	$44
Additions	26	—	1	27	67	—	—	67
Payments	(38)	(1)	(1)	(40)	(58)	—	—	(58)
Other	1	(1)	—	—	(1)	—	—	(1)

Balance, end of period	$22	$4	$10	$36	$41	$5	$6	$52

As of December 31, 2017, restructuring liabilities of approximately $24 million were included in the Balance Sheet in Other current liabilities and $12 million were included in Other non-current liabilities.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of December 31, 2017	As of December 31, 2017	As of June 30, 2017
		(in millions)
Equity method investments:
Foxtel(a)	50%	$1,605	$1,208
Other equity method investments(b)	various	123	133
Loan receivable from Foxtel(a)	N/A	—	370
Available-for-sale securities(c)	various	80	97
Cost method investments(d)	various	211	219

Total Investments		$2,019	$2,027

(a)	In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and pro rata capital contributions made by Foxtel shareholders in the form of subordinated shareholder notes based on their respective ownership interests. The Company’s share of the subordinated shareholder notes was approximately A$481 million ($370 million) as of June 30, 2017. During the three months ended September 30, 2017, Foxtel’s shareholders made pro-rata capital contributions to Foxtel by way of promissory notes. The Company’s share of the capital contributions was A$494 million ($388 million) at September 28, 2017, and the Company’s investment in Foxtel increased by this amount. Foxtel utilized the shareholders’ capital contributions to repay its subordinated shareholder notes and interest accrued in the three months ended September 30, 2017. As a result, such notes were considered to be repaid as of September 30, 2017.
(b)	Other equity method investments are primarily comprised of Elara Technologies Pte. Ltd., which operates PropTiger.com, Makaan.com and Housing.com.
(c)	Available-for-sale securities are primarily comprised of the Company’s investment in HT&E Limited (formerly APN News and Media Limited), which operates a portfolio of Australian radio and outdoor media assets.
(d)	Cost method investments are primarily comprised of the Company’s investment in SEEKAsia Limited and certain investments in China.

The Company measures the fair market values of available-for-sale securities as Level 1 financial instruments under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale securities are set forth below:

	As of December 31, 2017	As of June 30, 2017
	(in millions)
Cost basis of available-for-sale securities	$81	$99
Accumulated gross unrealized gain	1	—
Accumulated gross unrealized loss	(2)	(2)

Fair value of available-for-sale securities	$80	$97

Net deferred tax asset	$—	$(1)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Equity Losses of Affiliates

The Company’s equity losses of affiliates were as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
	(in millions)		(in millions)
Foxtel(a)	$1	$(233)	$(4)	$(244)
Other equity affiliates, net(b)	(19)	(5)	(24)	(9)

Total Equity losses of affiliates	$(18)	$(238)	$(28)	$(253)

(a)	In accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company amortized $15 million and $32 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and six months ended December 31, 2017, respectively, and $18 million and $37 million in the corresponding periods of fiscal 2017. Such amortization is reflected in Equity losses of affiliates in the Statements of Operations.

Additionally, during the second quarter of fiscal 2017, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. As a result of Foxtel’s performance in the first half of fiscal 2017 and the competitive operating environment in the Australian pay-TV market, the Company revised its future outlook for the business, which resulted in a reduction in expected future cash flows. Based on the revised projections, the Company determined that the fair value of its investment in Foxtel declined below its $1.4 billion carrying value, which includes the gain recognized in connection with the acquisition of Consolidated Media Holdings Ltd. (“CMH”). The write-down is reflected in Equity losses of affiliates in the Statements of Operations for the three and six months ended December 31, 2016.

(b)	During the three months ended December 31, 2017, the Company recognized $13 million in non-cash write-downs of certain equity method investments’ carrying values to fair value. The write-downs are reflected in Equity losses of affiliates in the Statements of Operations for the three and six months ended December 31, 2017.

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the six months ended December 31,
	2017	2016
	(in millions)
Revenues	$1,231	$1,220
Operating income(a)	120	184
Net income	56	40

(a)	Includes Depreciation and amortization of $118 million and $103 million for the six months ended December 31, 2017 and 2016, respectively. Operating income before depreciation and amortization was $238 million and $287 million for the six months ended December 31, 2017 and 2016, respectively.

NOTE 5. BORROWINGS

During the three months ended December 31, 2017, REA Group repaid A$120 million (approximately $93 million) of the A$480 million revolving loan facility it used to fund the iProperty acquisition, corresponding to its facility due December 2017. Remaining borrowings under the facility were A$360 million (approximately $280 million).

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EQUITY

The following table summarizes changes in equity:

	For the six months ended December 31,
	2017			2016
	News Corporation stockholders	Noncontrolling Interests	Total Equity	News Corporation stockholders	Noncontrolling Interests	Total Equity
	(in millions)
Balance, beginning of period	$10,789	$284	$11,073	$11,564	$218	$11,782
Net (loss) income	(15)	36	21	(304)	85	(219)
Other comprehensive income (loss)	132	3	135	(261)	(7)	(268)
Dividends	(59)	(21)	(80)	(59)	(18)	(77)
Other	13	(4)	9	15	(5)	10

Balance, end of period	$10,860	$298	$11,158	$10,955	$273	$11,228

Stock Repurchases

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the six months ended December 31, 2017. Through February 2, 2018, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of February 2, 2018 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

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

	For the six months ended December 31,
	2017	2016
Cash dividend paid per share	$0.10	$0.10

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. LOSS PER SHARE

The following tables set forth the computation of basic and diluted loss per share under ASC 260, “Earnings per Share”:

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Net (loss) income	$(66)	$(219)	$21	$(219)
Less: Net income attributable to noncontrolling interests	(17)	(70)	(36)	(85)
Less: Redeemable preferred stock dividends(a)	(1)	(1)	(1)	(1)

Net loss available to News Corporation stockholders	$(84)	$(290)	$(16)	$(305)

Weighted-average number of shares of common stock outstanding - basic	582.7	581.4	582.5	581.1
Dilutive effect of equity awards(b)	—	—	—	—

Weighted-average number of shares of common stock outstanding - diluted	582.7	581.4	582.5	581.1

Net loss available to News Corporation stockholders per share - basic	$(0.14)	$(0.50)	$(0.03)	$(0.52)
Net loss available to News Corporation stockholders per share - diluted	$(0.14)	$(0.50)	$(0.03)	$(0.52)

(a)	In connection with the Separation, as defined in Note 8, Twenty-First Century Fox, Inc. (“21st Century Fox”) sold 4,000 shares of cumulative redeemable preferred stock with a par value of $5,000 per share of a newly formed U.S. subsidiary of the Company. The preferred stock pays dividends at a rate of 9.5% per annum, payable quarterly. The preferred stock is callable by the Company at any time after the fifth year and is puttable at the option of the holder after 10 years.
(b)	The dilutive impact of the Company’s PSUs, RSUs and stock options has been excluded from the calculation of diluted loss per share for the three and six months ended December 31, 2017 and the three and six months ended December 31, 2016 because their inclusion would have an antidilutive effect on the net loss per share.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of December 31, 2017 have not changed significantly from the disclosures included in the 2017 Form 10-K.

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

•	Valassis previously initiated an action against News America Incorporated, News America Marketing FSI L.L.C. and News America Marketing In-Store Services L.L.C. (collectively, the “NAM Parties”), captioned Valassis Communications, Inc. v. News America Incorporated, et al., No. 2:06-cv-10240 (E.D. Mich.) (“Valassis I”), alleging violations of federal antitrust laws, which was settled in February 2010. On November 8, 2013, Valassis filed a motion for expedited discovery in the previously settled case based on its belief that defendants had engaged in activities prohibited under an order issued by the U.S. District Court for the Eastern District of Michigan in connection with the parties’ settlement, which motion was granted by the magistrate judge.

Valassis subsequently filed a Notice of Violation of the order issued by the District Court in Valassis I (the “Notice”). The Notice re-asserted claims of unlawful bundling and tying which the magistrate judge had previously recommended be dismissed from Valassis II, described below, on the grounds that such claims could only be brought before a panel of antitrust experts previously appointed in Valassis I (the “Antitrust Expert Panel”), and sought treble damages, injunctive relief and attorneys’ fees on those claims. On March 30, 2016, the District Court ordered that the Notice be referred to the Antitrust Expert Panel.

•	On November 8, 2013, Valassis also filed a new complaint in the District Court against News Corporation and the NAM Parties (together, the “NAM Group”) alleging violations of federal and state antitrust laws and common law business torts (“Valassis II”). The complaint sought treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the newly filed complaint, and on March 30, 2016, the District Court ordered that Valassis’s bundling and tying claims be dismissed without prejudice to Valassis’s rights to pursue relief for those claims in Valassis I and that all remaining claims in the NAM Group’s motion to dismiss be referred to the Antitrust Expert Panel.

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

The net expense (benefit) related to the U.K. Newspaper Matters in Selling, general and administrative expenses was $3 million and $2 million for the three months ended December 31, 2017 and 2016, respectively, and ($40) million and $4 million for the six months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $54 million, of which approximately $52 million will be indemnified by 21st Century Fox, and a corresponding receivable was recorded in Other current assets on the Balance Sheet as of December 31, 2017. The net benefit for the six months ended December 31, 2017 and the accrual and receivable recorded as of that date reflect a $46 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

NOTE 9. INCOME TAXES

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering the U.S. statutory federal tax rate to 21% and implementing a territorial tax system. As the Company has a June 30 fiscal year-end, the impact of the lower tax rate will be phased in resulting in a U.S. statutory federal tax rate of approximately 28% for the fiscal year ending June 30, 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter. The Tax Act also adds many new provisions, some of which do not apply until fiscal 2019, including changes to bonus depreciation, limits on the deductions for executive compensation and interest expense, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax and a deduction for foreign-derived intangible income. The Company is assessing the impact of the provisions of the Tax Act which do not apply until fiscal 2019 and has elected to account for the tax on GILTI as a period cost and thus has not adjusted any net deferred tax assets of its foreign subsidiaries for the new tax.

There are certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries. In addition, the reduction of the U.S. statutory federal tax rate caused the Company to re-measure its U.S. deferred tax assets and liabilities. In accordance with ASC 740, “Income Taxes,” the Company recorded the effects of the tax law change during the quarter ended December 31, 2017, which resulted in a provisional charge of $174 million comprised of an estimated deemed repatriation tax charge of $34 million and an estimated deferred tax charge of $140 million due to the re-measurement of the Company’s net U.S. deferred tax assets.

The changes included in the Tax Act are broad and complex. The SEC issued Staff Accounting Bulletin 118 to provide guidance for companies that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company’s accounting for the tax effects of the Tax Act will be completed during this measurement period. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.

For the three months ended December 31, 2017, the Company recorded a tax charge of $235 million on pre-tax income of $169 million resulting in an effective tax rate that was higher than the U.S. statutory rate. The higher tax rate resulted from the enactment of the Tax Act causing an increase in income tax expense of $174 million as discussed above.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2017, the Company recorded a tax charge of $289 million on pre-tax income of $310 million resulting in an effective tax rate that was higher than the U.S. statutory rate. The higher tax rate resulted from the enactment of the Tax Act causing an increase in income tax expense of $174 million as discussed above.

For the three months ended December 31, 2016, the Company recorded a tax benefit of $32 million on a pre-tax loss of $251 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a net tax benefit of $121 million on the non-cash write-down of assets and investments in Australia and a full valuation allowance recorded on losses incurred in Australia and certain other foreign jurisdictions, offset by lower taxes on the sale of REA Group’s European business.

For the six months ended December 31, 2016, the Company recorded a tax benefit of $33 million on a pre-tax loss of $252 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a net tax benefit of $121 million on the non-cash write-down of assets and investments in Australia and a full valuation allowance recorded on losses incurred in Australia and certain other foreign jurisdictions, offset by lower taxes on the sale of REA Group’s European business.

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

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations in several states and foreign jurisdictions. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid, however, the Company may need to accrue additional income tax expense and our liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur. The Company paid gross income taxes of $89 million and $69 million during the six months ended December 31, 2017 and 2016, respectively.

NOTE 10. SEGMENT INFORMATION

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended		For the six months ended
	December 31,		December 31,
	2017	2016	2017	2016
	(in millions)

Revenues:
News and Information Services	$1,298	$1,303	$2,539	$2,525
Book Publishing	469	466	870	855
Digital Real Estate Services	292	242	563	468
Cable Network Programming	120	104	265	232
Other	1	1	1	1

Total revenues	$2,180	$2,116	$4,238	$4,081

Segment EBITDA:
News and Information Services	$140	$142	$213	$188
Book Publishing	80	75	130	123
Digital Real Estate Services	119	95	214	162
Cable Network Programming	33	51	60	65
Other	(43)	(38)	(39)	(83)
Depreciation and amortization	(100)	(120)	(197)	(240)
Impairment and restructuring charges	(12)	(356)	(27)	(376)
Equity losses of affiliates	(18)	(238)	(28)	(253)
Interest, net	1	15	7	22
Other, net	(31)	123	(23)	140

Income (loss) before income tax (expense) benefit	169	(251)	310	(252)
Income tax (expense) benefit	(235)	32	(289)	33

Net income (loss)	$(66)	$(219)	$21	$(219)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of	As of
	December 31, 2017	June 30, 2017
	(in millions)
Total assets:
News and Information Services	$6,065	$6,142
Book Publishing	1,907	1,845
Digital Real Estate Services	2,166	2,307
Cable Network Programming	1,216	1,194
Other(a)	986	1,037
Investments	2,019	2,027

Total assets	$14,359	$14,552

(a)	The Other segment primarily includes Cash and cash equivalents.

	As of	As of
	December 31, 2017	June 30, 2017
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,957	$2,952
Book Publishing	837	835
Digital Real Estate Services	1,489	1,420
Cable Network Programming	915	912
Other	—	—

Total goodwill and intangible assets, net	$6,198	$6,119

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

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

Receivables, net consist of:

	As of	As of
	December 31, 2017	June 30, 2017
	(in millions)
Receivables	$1,593	$1,484
Allowance for sales returns	(174)	(166)
Allowances for doubtful accounts	(40)	(42)

Receivables, net	$1,379	$1,276

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s receivables did not contain significant concentrations of credit risk as of December 31, 2017 or June 30, 2017 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Other Current Assets

The following table sets forth the components of Other current assets:

	As of	As of
	December 31, 2017	June 30, 2017
	(in millions)
Inventory(a)	$216	$208
Amounts due from 21st Century Fox	52	82
Prepayments and other current assets	215	233

Total Other current assets	$483	$523

(a)	Inventory at December 31, 2017 and June 30, 2017 was primarily comprised of books, newsprint, printing ink and programming rights.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of	As of
	December 31, 2017	June 30, 2017
	(in millions)
Royalty advances to authors	$301	$298
Other	143	144

Total Other non-current assets	$444	$442

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of	As of
	December 31, 2017	June 30, 2017
	(in millions)
Current tax payable	$39	$39
Royalties and commissions payable	179	152
Current portion of long-term debt	94	103
Other	239	306

Total Other current liabilities	$551	$600

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other, net

The following table sets forth the components of Other, net:

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
	(in millions)
Gain on sale of REA Group’s European business	$—	$120	$—	$120
Write-down of available-for-sale securities(a)	(30)	(21)	(30)	(21)
Gain on sale of other businesses	—	11	—	11
Gain on sale of equity method investments	—	11	—	17
Other, net	(1)	2	7	13

Total Other, net	$(31)	$123	$(23)	$140

(a)	For the three and six months ended December 31, 2017 and 2016, the write-downs of available-for-sale securities were reclassified out of accumulated other comprehensive loss and included in Other, net in the Statement of Operations.

NOTE 12. SUBSEQUENT EVENTS

In February 2018, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on April 18, 2018 to stockholders of record as of March 14, 2018.

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview of the Company’s Business - This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2018 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•	Results of Operations - This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2017 and 2016. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2017 and 2016, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of December 31, 2017.

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•	News and Information Services— The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, as well as the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones PEVC and DJX. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

•	Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Patricia Cornwell, Chip and Joanna Gaines, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and Hillbilly Elegy.

•	Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s interests in REA Group, Move and DIAKRIT. REA Group is a publicly traded company listed on the Australian Securities Exchange (ASX: REA) that advertises property and property-related services on its websites and mobile applications across Australia and Asia, including iProperty.com. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au. The Company holds a 61.6% interest in REA Group.

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

•	Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters (as defined in Note 8 to the Consolidated Financial Statements). The Company’s corporate Strategy and Creative Group is responsible for identifying new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions, investments and dispositions.

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

In August 2017, News Corp and Telstra announced a non-binding agreement to combine their interests in Foxtel with News Corp’s interest in FOX SPORTS Australia into a new entity. It is expected that post-combination the Company will have a 65% ownership interest and Telstra will have a 35% ownership interest in the new company. The potential transaction remains subject to the negotiation of definitive agreements and certain other conditions.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2017 versus the three and six months ended December 31, 2016

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2017 as compared to the three and six months ended December 31, 2016.

	For the three months ended December 31,				For the six months ended December 31,
	2017	2016	Change	% Change	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$702	$748	$(46)	(6)%	$1,372	$1,418	$(46)	(3)%
Circulation and subscription	637	595	42	7%	1,288	1,216	72	6%
Consumer	453	450	3	1%	839	824	15	2%
Real estate	222	185	37	20%	425	357	68	19%
Other	166	138	28	20%	314	266	48	18%

Total Revenues	2,180	2,116	64	3%	4,238	4,081	157	4%
Operating expenses	(1,139)	(1,126)	(13)	(1)%	(2,288)	(2,283)	(5)	—
Selling, general and administrative	(712)	(665)	(47)	(7)%	(1,372)	(1,343)	(29)	(2)%
Depreciation and amortization	(100)	(120)	20	17%	(197)	(240)	43	18%
Impairment and restructuring charges	(12)	(356)	344	97%	(27)	(376)	349	93%
Equity losses of affiliates	(18)	(238)	220	92%	(28)	(253)	225	89%
Interest, net	1	15	(14)	(93)%	7	22	(15)	(68)%
Other, net	(31)	123	(154)	**	(23)	140	(163)	**

Income (loss) before income tax (expense) benefit	169	(251)	420	**	310	(252)	562	**
Income tax (expense) benefit	(235)	32	(267)	**	(289)	33	(322)	**

Net (loss) income	(66)	(219)	153	70%	21	(219)	240	**
Less: Net income attributable to noncontrolling interests	(17)	(70)	53	76%	(36)	(85)	49	58%

Net loss attributable to News Corporation	$(83)	$(289)	$206	71%	$(15)	$(304)	$289	95%

**	not meaningful

Revenues— Revenues increased $64 million, or 3%, and $157 million, or 4%, for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017.

The revenue increase for the three months ended December 31, 2017 was primarily due to higher revenues at the Digital Real Estate Services segment of $50 million, mainly due to higher revenues at both REA Group and Move, as well as an increase at the Cable Network Programming segment of $16 million, primarily resulting from the acquisition of ANC. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue increase of $47 million for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying the results for each quarter in the current period by the difference between the average exchange rate for that quarter and the average exchange rate in effect during the corresponding quarter of the prior year and totaling the impact for all quarters in the current period.

The revenue increase for the six months ended December 31, 2017 was primarily due to higher revenues at the Digital Real Estate Services segment of $95 million, mainly due to higher revenues at both REA Group and Move, as well as an increase at the Cable Network Programming segment of $33 million, primarily due to the acquisition of ANC. Book Publishing segment revenues increased $15 million primarily driven by strong frontlist sales and the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue increase of $73 million for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017.

Operating Expenses— Operating expenses increased $13 million and $5 million for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017.

The increase in Operating expenses for the three months ended December 31, 2017 was mainly due to an increase in operating expenses at the Cable Network Programming segment of $27 million primarily due to the timing of programming amortization related to the launch of a dedicated National Rugby League channel at FOX SPORTS Australia and the acquisition of ANC. This increase was partially offset by lower operating expenses at the News and Information Services segment of $13 million, mainly as a result of lower costs at News America Marketing associated with lower revenues and the impact of lower newsprint, production, and distribution costs and cost savings initiatives at News UK and at News Corp Australia, partially offset by the $16 million negative impact of foreign currency fluctuations and additional costs of $15 million from the acquisition of Australian Regional Media (“ARM”). The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $24 million for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017.

The increase in Operating expenses for the six months ended December 31, 2017 was mainly due to an increase in operating expenses at the Cable Network Programming segment of $28 million, primarily due to the acquisition of ANC and the timing of programming amortization related to the launch of a dedicated National Rugby League channel at FOX SPORTS Australia, partially offset by lower other sports programming rights. This increase was partially offset by lower operating expenses at the News and Information Services segment of $35 million, mainly as a result of lower costs at News America Marketing associated with lower revenues, lower newsprint, production, and distribution costs and the impact of cost savings initiatives, partially offset by the impact of the acquisitions of ARM and Wireless Group. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $35 million for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $47 million, or 7%, and $29 million, or 2%, for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017.

The increase in Selling, general and administrative expenses for the three months ended December 31, 2017 was primarily due to increased expenses of $22 million at the Digital Real Estate Services segment associated with higher revenues and Move marketing costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense increase of $16 million for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017.

The increase in Selling, general and administrative expenses for the six months ended December 31, 2017 was primarily due to higher expenses of $36 million at the Digital Real Estate Services segment associated with higher revenues. Selling, general and administrative expenses at the News and Information Services segment increased $24 million primarily due to the negative impact of foreign currency fluctuations. These increases were partially offset by the $46 million impact from the reversal of a portion of the previously accrued liability for the U.K. Newspaper Matters and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes in the first quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense increase of $27 million for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017.

Depreciation and amortization— Depreciation and amortization expense decreased $20 million, or 17%, and $43 million, or 18%, for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017 primarily due to the write-down of fixed assets at the Australian and U.K. newspapers in fiscal 2017.

Impairment and restructuring charges— During the three and six months ended December 31, 2017, the Company recorded restructuring charges of $12 million and $27 million, respectively. During the three and six months ended December 31, 2016, the Company recorded restructuring charges of $47 million and $67 million, respectively.

During the three and six months ended December 31, 2016, the Company recognized a non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers.

See Note 3 —Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.

Equity losses of affiliates— Equity losses of affiliates improved $220 million and $225 million for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017. The improvement for the three and six months ended December 31, 2017 was primarily due to the absence of the $227 million non-cash write-down of the carrying value of the Company’s investment in Foxtel to fair value during the second quarter of fiscal 2017 and higher net income at Foxtel in fiscal 2018, partially offset by certain non-cash write-downs and losses at the Company’s other equity method investments in the three and six months ended December 31, 2017.

	For the three months ended December 31,				For the six months ended December 31,
	2017	2016	Change	% Change	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Foxtel(a)	$1	$(233)	$234	100%	$(4)	$(244)	$240	98%
Other equity affiliates, net(b)	(19)	(5)	(14)	**	(24)	(9)	(15)	**

Total Equity losses of affiliates	$(18)	$(238)	$220	92%	$(28)	$(253)	$225	89%

(a)	In accordance with ASC 350, “Intangibles—Goodwill and Other”, the Company amortized $15 million and $32 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and six months ended December 31, 2017, respectively, as compared to $18 million and $37 million in the three and six months ended December 31, 2016, respectively. Such amortization is reflected in Equity losses of affiliates in the Statements of Operations. See Note 4—Investments in the accompanying Consolidated Financial Statements.
(b)	During the three months ended December 31, 2017, the Company recognized $13 million in non-cash write-downs of certain equity method investments’ carrying values to fair value. The write-downs are reflected in Equity losses of affiliates in the Statements of Operations for the three and six months ended December 31, 2017.

Foxtel’s revenues were $1,231 million for the six months ended December 31, 2017, an increase of $11 million, or 1%, as compared to revenues of $1,220 million for the corresponding period of fiscal 2017. The increase was the result of the positive impact of foreign currency fluctuations, as revenues decreased 2% in local currency. Operating income decreased to $120 million from $184 million in the corresponding period of fiscal 2017 primarily due to higher Australian Football League and other sports rights costs of $47 million and lower revenues in local currency, partially offset by lower sales and marketing costs. Net income increased to $56 million from $40 million in the corresponding period of fiscal 2017 mainly due to the absence of losses associated with Foxtel management’s decision to cease Presto operations in January 2017, the absence of losses associated with the change in the fair value of Foxtel’s investment in Ten Network Holdings and lower interest expense, partially offset by the lower operating income discussed above.

Interest, net— Interest, net decreased $14 million and $15 million for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017 primarily due to lower interest income due to the repayment of the Foxtel shareholder note in the first quarter of fiscal 2018 (See Note 4—Investments in the accompanying Consolidated Financial Statements) and the absence of an adjustment of the deferred consideration related to REA Group’s acquisition of iProperty recognized in the second quarter of fiscal 2017.

Other, net— Other, net decreased $154 million and $163 million for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017. See Note 11—Additional Financial Information in the accompanying Consolidated Financial Statements.

Income tax (expense) benefit— On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering the U.S. statutory federal tax rate to 21% and implementing a territorial tax system. As the Company has a June 30 fiscal year-end, the impact of the lower tax rate will be phased in resulting in a U.S. statutory federal tax rate of approximately 28% for the fiscal year ending June 30, 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter. The Tax Act also adds many new provisions, some of which do not apply until fiscal 2019, including changes to bonus depreciation, limits on the deductions for executive compensation and interest expense, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax and a deduction for foreign-derived intangible income. The Company is assessing the impact of the provisions of the Tax Act which do not apply until fiscal 2019 and has elected to account for the tax on GILTI as a period cost and thus has not adjusted any net deferred tax assets of its foreign subsidiaries for the new tax.

There are certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries. In addition, the reduction of the U.S. statutory federal tax rate caused the Company to re-measure its U.S. deferred tax assets and liabilities. In accordance with ASC 740, “Income Taxes,” the Company recorded the effects of the tax law change during the quarter ended December 31, 2017, which resulted in a provisional charge of $174 million comprised of an estimated deemed repatriation tax charge of $34 million and an estimated deferred tax charge of $140 million due to the re-measurement of the Company’s net U.S. deferred tax assets.

The changes included in the Tax Act are broad and complex. The SEC issued Staff Accounting Bulletin 118 to provide guidance for companies that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company’s accounting for the tax effects of the Tax Act will be completed during this measurement period. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.

For the three months ended December 31, 2017, the Company recorded a tax charge of $235 million on pre-tax income of $169 million resulting in an effective tax rate that was higher than the U.S. statutory rate. The higher tax rate resulted from the enactment of the Tax Act causing an increase in income tax expense of $174 million as discussed above.

For the six months ended December 31, 2017, the Company recorded a tax charge of $289 million on pre-tax income of $310 million resulting in an effective tax rate that was higher than the U.S. statutory rate. The higher tax rate resulted from the enactment of the Tax Act causing an increase in income tax expense of $174 million as discussed above.

For the three months ended December 31, 2016, the Company recorded a tax benefit of $32 million on a pre-tax loss of $251 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a net tax benefit of $121 million on the non-cash write-down of assets and investments in Australia and a full valuation allowance recorded on losses incurred in Australia and certain other foreign jurisdictions, offset by lower taxes on the sale of REA Group’s European business.

For the six months ended December 31, 2016, the Company recorded a tax benefit of $33 million on a pre-tax loss of $252 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a net tax benefit of $121 million on the non-cash write-down of assets and investments in Australia and a full valuation allowance recorded on losses incurred in Australia and certain other foreign jurisdictions, offset by lower taxes on the sale of REA Group’s European business.

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

Net (loss) income— Net loss improved by $153 million for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017 due to the absence of the non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers and the $227 million non-cash write-down of the carrying value of the Company’s investment in Foxtel in the prior year period as well as the tax benefit related to these write-downs, partially offset by the negative impact of the Tax Act in the three months ended December 31, 2017 discussed above, and lower Other, net.

Net income (loss) for the six months ended December 31, 2017 improved by $240 million as compared to the corresponding period of fiscal 2017 due to the absence of the net impact of the impairment and write-down discussed above, higher Total Segment EBITDA and lower depreciation and amortization expense, partially offset by the negative impact of the Tax Act discussed above, and lower Other, net.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests decreased by $53 million and $49 million for the three and six months ended December 31, 2017, respectively, as compared to the corresponding periods of fiscal 2017 primarily due to lower results at REA Group mainly due to the absence of the gain on the sale of REA Group’s European business in December 2016 and the positive impact of foreign currency fluctuations.

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

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of Total Segment EBITDA provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as impairment and restructuring charges and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures and changes in tax positions or regimes, the Company provides users of its consolidated financial statements with insight into both its core operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its core business. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the core operating results of the Company across different periods. The following table reconciles Net (loss) income to Total Segment EBITDA for the three and six months ended December 31, 2017 and 2016:

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
(in millions, except %)
Net (loss) income	$(66)	$(219)	$21	$(219)
Add:
Income tax expense (benefit)	235	(32)	289	(33)
Other, net	31	(123)	23	(140)
Interest, net	(1)	(15)	(7)	(22)
Equity losses of affiliates	18	238	28	253
Impairment and restructuring charges	12	356	27	376
Depreciation and amortization	100	120	197	240

Total Segment EBITDA	$329	$325	$578	$455

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2017 and 2016:

	For the three months ended December 31,
	2017		2016
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$1,298	$140	$1,303	$142
Book Publishing	469	80	466	75
Digital Real Estate Services	292	119	242	95
Cable Network Programming	120	33	104	51
Other	1	(43)	1	(38)

Total	$2,180	$329	$2,116	$325

	For the six months ended December 31,
	2017		2016
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$2,539	$213	$2,525	$188
Book Publishing	870	130	855	123
Digital Real Estate Services	563	214	468	162
Cable Network Programming	265	60	232	65
Other	1	(39)	1	(83)

Total	$4,238	$578	$4,081	$455

News and Information Services (60% and 62% of the Company’s consolidated revenues in the six months ended December 31, 2017 and 2016, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2017	2016	Change	% Change	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$652	$697	$(45)	(6)%	$1,260	$1,306	$(46)	(4)%
Circulation and subscription	521	491	30	6%	1,042	996	46	5%
Other	125	115	10	9%	237	223	14	6%

Total Revenues	1,298	1,303	(5)	—	2,539	2,525	14	1%
Operating expenses	(726)	(739)	13	2%	(1,458)	(1,493)	35	2%
Selling, general and administrative	(432)	(422)	(10)	(2)%	(868)	(844)	(24)	(3)%

Segment EBITDA	$140	$142	$(2)	(1)%	$213	$188	$25	13%

**	not meaningful

Revenues at the News and Information Services segment decreased $5 million for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017. The revenue decrease was primarily due to lower advertising revenues of $45 million as compared to the corresponding period of fiscal 2017, primarily resulting from lower revenues at News America Marketing of $43 million and weakness in the print advertising market, mainly in Australia and the U.S., partially offset by the $21 million contribution from the acquisition of ARM in December 2016 and a $14 million positive impact from foreign currency fluctuations. Circulation and subscription revenues for the three months ended December 31, 2017 increased $30 million as compared to the corresponding period of fiscal 2017 primarily due to digital subscriber growth, mainly at The Wall Street Journal, cover price and subscription price increases, the $14 million positive impact of foreign currency fluctuations, as well as the $6 million contribution from the acquisition of ARM. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $33 million for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017.

Segment EBITDA at the News and Information Services segment decreased $2 million, or 1%, for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017. The decrease was primarily due to the lower contribution from News America Marketing of $18 million, mainly due to lower revenues, and lower contribution from Dow Jones of $6 million, primarily due to higher marketing expenses. The decrease was partially offset by the higher contribution from News UK and News Corp Australia of $11 million and $7 million, respectively, primarily due to lower newsprint, production and distribution costs, cost saving initiatives and lower marketing costs.

Revenues at the News and Information Services segment increased $14 million, or 1%, for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017. The revenue increase was primarily due to higher circulation and subscription revenues of $46 million as compared to the corresponding period of fiscal 2017 mainly due to digital subscriber growth, primarily at The Wall Street Journal and in Australia, cover price and subscription price increases, the $18 million positive impact of foreign currency fluctuations and the $13 million contribution from the acquisition of ARM. These increases were partially offset by lower single-copy sales in the U.K., primarily at The Sun, and in Australia. Advertising revenues for the six months ended December 31, 2017 decreased $46 million as compared to the corresponding period of fiscal 2017 primarily due to weakness in the print advertising market across mastheads and lower revenues at News America Marketing of $56 million, partially offset by the $42 million and $26 million contributions from the acquisitions of ARM and Wireless Group, respectively, the $22 million positive impact of foreign currency fluctuations and modest digital advertising growth in the U.K. and Australia. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $47 million for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017.

Segment EBITDA at the News and Information Services segment increased $25 million, or 13%, for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017. The increase was primarily due to the higher contribution from News UK of $14 million, as the impact of cost savings initiatives and lower marketing costs more than offset lower revenues in local currency, and the higher contribution from News Corp Australia of $10 million, primarily related to lower newsprint, production and distribution costs, the impact of cost savings initiatives and lower marketing costs. These increases were partially offset by lower contribution from News America Marketing of $13 million, primarily due to lower revenues.

Dow Jones

Revenues were $401 million for the three months ended December 31, 2017, an increase of $2 million, or 1%, as compared to revenues of $399 million in the corresponding period of fiscal 2017. Circulation and subscription revenues increased $22 million, primarily due to the $14 million impact from digital subscriber growth and price increases at The Wall Street Journal, as well as higher professional information business revenues led by Risk and Compliance. Advertising revenues decreased $21 million, primarily due to weakness in the print advertising market and the decision to cease The Wall Street Journal’s international print editions in the second quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $2 million for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017.

Revenues were $751 million for the six months ended December 31, 2017, an increase of $9 million, or 1%, as compared to revenues of $742 million in the corresponding period of fiscal 2017. Circulation and subscription revenues increased $41 million, primarily due to the $29 million impact from digital subscriber growth and price increases at The Wall Street Journal, as well as higher professional information business revenues led by Risk and Compliance. Advertising revenues decreased $31 million, primarily due to the impact of weakness in the print advertising market and the decision to cease The Wall Street Journal’s international print editions. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $3 million for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017.

News Corp Australia

Revenues at the Australian newspapers were $324 million for the three months ended December 31, 2017, an increase of $13 million, or 4%, compared to revenues of $311 million in the corresponding period of fiscal 2017. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $9 million, or 3%, for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017. Circulation and subscription revenues increased $7 million primarily due to the acquisition of ARM and the $3 million positive impact of foreign currency fluctuations, as cover price increases and digital subscriber growth were more than offset by the impact of print volume declines. Advertising revenues increased $5 million including the $5 million positive impact of foreign currency fluctuations, as the acquisition of ARM offset the $22 million impact of weakness in the print advertising market.

Revenues at the Australian newspapers were $656 million for the six months ended December 31, 2017, an increase of $27 million, or 4%, compared to revenues of $629 million in the corresponding period of fiscal 2017. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $22 million, or 3%, for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017. Circulation and subscription revenues increased $13 million due to the acquisition of ARM and the $7 million positive impact of foreign currency fluctuations, as cover price increases and digital subscriber growth were more than offset by the impact of print volume declines. Advertising revenues increased $10 million including the $12 million positive impact of foreign currency fluctuations, as the acquisition of ARM and modest digital advertising growth were more than offset by the $43 million impact of weakness in the print advertising market and lower advertising revenues of $8 million resulting from the sale of Perth Sunday Times in November 2016.

News UK

Revenues were $281 million for the three months ended December 31, 2017, an increase of $18 million, or 7%, as compared to revenues of $263 million in the corresponding period of fiscal 2017. Advertising revenues increased $8 million, primarily due to the $6 million positive impact of foreign currency fluctuations, as modest digital advertising growth offset declines in the print advertising market. Circulation and subscription revenues increased $4 million, primarily due to the $9 million positive impact of foreign currency fluctuations, as the impact of single-copy volume declines, mainly at The Sun, more than offset the impact of cover price increases across mastheads. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $18 million for the three months ended December 31, 2017 as compared to the corresponding period of fiscal 2017.

Revenues were $536 million for the six months ended December 31, 2017, an increase of $3 million, or 1%, as compared to revenues of $533 million in the corresponding period of fiscal 2017. Advertising revenues increased $1 million, primarily due to the $6 million positive impact of foreign currency fluctuations, as weakness in the print advertising market more than offset digital advertising growth. Circulation and subscription revenues decreased $4 million, primarily due to the $18 million impact of single-copy volume declines, mainly at The Sun, partially offset by the $8 million impact of cover price increases across mastheads and the $8 million positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $17 million for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017.

News America Marketing

Revenues at News America Marketing were $212 million for the three months ended December 31, 2017, a decrease of $39 million, or 16%, as compared to revenues of $251 million in the corresponding period of fiscal 2017. The decrease was primarily related to lower home delivered revenues of $37 million, mainly due to two fewer free-standing inserts during the quarter and lower custom publishing, and lower domestic in-store product revenues of $6 million during the three months ended December 31, 2017.

Revenues at News America Marketing were $446 million for the six months ended December 31, 2017, a decrease of $48 million, or 10%, as compared to revenues of $494 million in the corresponding period of fiscal 2017. The decrease was primarily related to lower home delivered revenues of $53 million, mainly due to four fewer free-standing inserts and lower custom publishing during the six months ended December 31, 2017.

Book Publishing (21% of the Company’s consolidated revenues in the six months ended December 31, 2017 and 2016)

	For the three months ended December 31,				For the six months ended December 31,
	2017	2016	Change	% Change	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$453	$450	$3	1%	$839	$824	$15	2%
Other	16	16	—	—	31	31	—	—

Total Revenues	469	466	3	1%	870	855	15	2%
Operating expenses	(306)	(311)	5	2%	(583)	(578)	(5)	(1)%
Selling, general and administrative	(83)	(80)	(3)	(4)%	(157)	(154)	(3)	(2)%

Segment EBITDA	$80	$75	$5	7%	$130	$123	$7	6%

For the three months ended December 31, 2017, revenues at the Book Publishing segment increased $3 million, or 1%, as compared to the corresponding period of fiscal 2017. The increase was primarily due to the $8 million positive impact of foreign currency fluctuations, as lower sales in the Christian publishing category, primarily due to the absence of revenues associated with sales of The Magnolia Story by Chip and Joanna Gaines in the prior year quarter, more than offset higher backlist sales in the Children’s category. Revenues in the general books category were relatively flat as sales of The Pioneer Woman Cooks: Come and Get it! by Ree Drummond offset the absence of sales of Settle for More by Megyn Kelly and Hillbilly Elegy by J.D. Vance in the prior year quarter. Digital sales represented approximately 16% of Consumer revenues during the three months ended December 31, 2017. Digital sales increased approximately 2% as compared to the corresponding period of fiscal 2017 primarily due to growth in downloadable audio books.

For the three months ended December 31, 2017, Segment EBITDA at the Book Publishing segment increased $5 million, or 7%, as compared to the corresponding period of fiscal 2017. The increase was primarily due to the mix of titles as compared to the prior year quarter.

Revenues at the Book Publishing segment increased $15 million, or 2%, for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017. The increase was primarily due to strong frontlist sales in the general books category, including The Pioneer Woman Cooks: Come and Get it! by Ree Drummond and The Subtle Art Of Not Giving A F*ck by Mark Manson, higher U.K. sales and the $10 million positive impact of foreign currency fluctuations.

These increases were partially offset by lower foreign language publishing revenues and lower revenues in the Christian publishing category, reflecting the absence of revenues associated with sales of The Magnolia Story by Chip and Joanna Gaines in the prior year period. Digital sales represented approximately 18% of Consumer revenues during the six months ended December 31, 2017. Digital sales increased approximately 4% as compared to the corresponding period of fiscal 2017 primarily due to growth in downloadable audio books.

For the six months ended December 31, 2017, Segment EBITDA at the Book Publishing segment increased $7 million, or 6%, as compared to the corresponding period of fiscal 2017. The increase was primarily due to the higher revenues discussed above.

Digital Real Estate Services (13% and 11% of the Company’s consolidated revenues in the six months ended December 31, 2017 and 2016, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2017	2016	Change	% Change	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$34	$37	$(3)	(8)%	$70	$71	$(1)	(1)%
Circulation and subscription	14	15	(1)	(7)%	28	31	(3)	(10)%
Real estate	222	185	37	20%	425	357	68	19%
Other	22	5	17	**	40	9	31	**

Total Revenues	292	242	50	21%	563	468	95	20%
Operating expenses	(32)	(28)	(4)	(14)%	(65)	(58)	(7)	(12)%
Selling, general and administrative	(141)	(119)	(22)	(18)%	(284)	(248)	(36)	(15)%

Segment EBITDA	$119	$95	$24	25%	$214	$162	$52	32%

**	not meaningful

For the three months ended December 31, 2017, revenues at the Digital Real Estate Services segment increased $50 million, or 21%, as compared to the corresponding period of fiscal 2017. At REA Group, revenues increased $34 million, or 24%, to $178 million for the three months ended December 31, 2017 from $144 million in the corresponding period of fiscal 2017. The higher revenues were primarily due to a $21 million increase in Australian residential depth revenue, higher financial services revenue of $17 million, primarily related to the acquisition of Smartline, and the $4 million positive impact of foreign currency fluctuations, partially offset by a $10 million decrease resulting from the sale of REA Group’s European business in December 2016. Revenues at Move increased $17 million, or 18%, to $110 million for the three months ended December 31, 2017 from $93 million in the corresponding period of fiscal 2017 primarily due to an increase in ConnectionsSM for Buyers product revenues.

For the three months ended December 31, 2017, Segment EBITDA at the Digital Real Estate Services segment increased $24 million, or 25%, as compared to the corresponding period of fiscal 2017. The increase in Segment EBITDA was the result of higher contributions from REA Group and Move of $19 million and $5 million, respectively, primarily due to the higher revenues noted above, partially offset by $11 million in higher costs associated with higher revenues and $8 million of higher marketing costs, primarily at Move.

Revenues at the Digital Real Estate Services segment increased $95 million, or 20%, for the six months ended December 31, 2017 as compared to the corresponding period of fiscal 2017. At REA Group, revenues increased $63 million, or 23%, to $336 million for the six months ended December 31, 2017 from $273 million in the corresponding period of fiscal 2017. The higher revenues were primarily due to a $39 million increase in Australian residential depth revenue, higher financial services revenue of $30 million, primarily related to the acquisition of Smartline, and the $10 million positive impact of foreign currency fluctuations, partially offset by a $19 million decrease resulting from the sale of REA Group’s European business. Revenues at Move increased $31 million, or 17%, to $217 million for the six months ended December 31, 2017 from $186 million in the corresponding period of fiscal 2017 primarily due to an increase in ConnectionsSM for Buyers product revenues.

For the six months ended December 31, 2017, Segment EBITDA at the Digital Real Estate Services segment increased $52 million, or 32%, as compared to the corresponding period of fiscal 2017. The increase in Segment EBITDA was the result of higher contributions from REA Group and Move of $38 million and $14 million, respectively, primarily due to the higher revenues noted above, partially offset by $26 million in higher costs associated with higher revenues and $7 million of higher marketing costs, primarily at Move.

Cable Network Programming (6% of the Company’s consolidated revenues in the six months ended December 31, 2017 and 2016)

	For the three months ended December 31,				For the six months ended December 31,
	2017	2016	Change	% Change	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$16	$14	$2	14%	$42	$41	$1	2%
Circulation and subscription	102	89	13	15%	218	189	29	15%
Other	2	1	1	100%	5	2	3	**

Total Revenues	120	104	16	15%	265	232	33	14%
Operating expenses	(75)	(48)	(27)	(56)%	(182)	(154)	(28)	(18)%
Selling, general and administrative	(12)	(5)	(7)	**	(23)	(13)	(10)	(77)%

Segment EBITDA	$33	$51	$(18)	(35)%	$60	$65	$(5)	(8)%

**	not meaningful

For the three months ended December 31, 2017, revenues at the Cable Network Programming segment increased $16 million, or 15%, and Segment EBITDA decreased $18 million, or 35%, as compared to the corresponding period of fiscal 2017. The revenue increase was primarily due to the acquisition of ANC, which contributed $8 million of revenue for the three months ended December 31, 2017. The decrease in Segment EBITDA was primarily due to the timing of programming amortization related to the launch of a dedicated National Rugby League channel at FOX SPORTS Australia, which is expected to recur in the third quarter of fiscal 2018, partially offset by lower other sports programming rights costs.

For the six months ended December 31, 2017, revenues at the Cable Network Programming segment increased $33 million, or 14%, and Segment EBITDA decreased $5 million, or 8%, as compared to the corresponding period of fiscal 2017. The revenue increase was primarily due to the acquisition of ANC, which contributed $19 million of revenue for the six months ended December 31, 2017, higher affiliate revenues at FOX SPORTS Australia, and the $6 million positive impact of foreign currency fluctuations. The decrease in Segment EBITDA was primarily due to $3 million of transaction costs related to the proposed combination of Foxtel and FOX SPORTS Australia.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of December 31, 2017, the Company’s cash and cash equivalents were $1,856 million. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. As described in greater detail below, in October 2013, the Company established a revolving credit facility of $650 million, which terminates on October 23, 2020. The Company may request that the commitments be extended under certain circumstances as set forth in the credit agreement and may also request increases in the amount of the facility up to a maximum amount of $900 million. In addition, the Company expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for further discussion.

As of December 31, 2017, the Company’s consolidated assets included $909 million in cash and cash equivalents that was held by its foreign subsidiaries. $155 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company. The Tax Act was enacted on December 22, 2017. As part of the transition to the new territorial tax system, the Tax Act imposes a tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries. It is estimated that the deemed repatriation tax will be approximately $34 million, which will be recorded to income tax expense. The estimate may change, possibly materially, due to among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act.

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

Issuer Purchases of Equity Securities

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the six months ended December 31, 2017. Through February 2, 2018, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of February 2, 2018 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

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

Sources and Uses of Cash—For the six months ended December 31, 2017 versus the six months ended December 31, 2016

Net cash provided by operating activities from continuing operations for the six months ended December 31, 2017 and 2016 was as follows (in millions):

For the six months ended December 31,	2017	2016
Net cash provided by operating activities from continuing operations	$204	$4

Net cash provided by operating activities from continuing operations increased by $200 million for the six months ended December 31, 2017 as compared to the six months ended December 31, 2016. The increase was primarily due to the absence of NAM Group’s settlement payments of $250 million during the six months ended December 31, 2016 and higher Total Segment EBITDA, partially offset by higher working capital.

Net cash used in investing activities from continuing operations for the six months ended December 31, 2017 and 2016 was as follows (in millions):

For the six months ended December 31,	2017	2016
Net cash used in investing activities from continuing operations	$(176)	$(118)

Net cash used in investing activities from continuing operations was $176 million for the six months ended December 31, 2017 as compared to net cash used in investing activities from continuing operations of $118 million for the corresponding period of fiscal 2017. During the six months ended December 31, 2017, the Company used $53 million of cash for acquisitions, primarily for the acquisition of Smartline, and had capital expenditures of $128 million.

During the six months ended December 31, 2016, the Company used $342 million of cash for acquisitions, primarily for the acquisitions of Wireless Group and ARM. The Company also had capital expenditures of $108 million. The net cash used in investing activities from continuing operations for the six months ended December 31, 2016 was partially offset by the utilization of restricted cash for the Wireless Group acquisition of $315 million.

Net cash used in financing activities from continuing operations for the six months ended December 31, 2017 and 2016 was as follows (in millions):

For the six months ended December 31,	2017	2016
Net cash used in financing activities from continuing operations	$(202)	$(121)

The increase in net cash used in financing activities from continuing operations for the six months ended December 31, 2017 as compared to the net cash used in financing activities from continuing operations in the corresponding period of fiscal 2017 was primarily due to repayment of REA Group’s facility that was due December 2017 of $93 million during the six months ended December 31, 2017.

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

The following table presents a reconciliation of net cash provided by continuing operating activities to free cash flow available to News Corporation:

	For the six months ended December 31,
	2017	2016
	(in millions)
Net cash provided by continuing operating activities	$204	$4
Less: Capital expenditures	(128)	(108)

	76	(104)
Less: REA Group free cash flow	(93)	(84)
Plus: Cash dividends received from REA Group	33	28

Free cash flow available to News Corporation	$16	$(160)

Free cash flow available to News Corporation increased $176 million in the six months ended December 31, 2017 to $16 million from ($160) million in the corresponding period of fiscal 2017, primarily due to higher cash provided by operating activities as discussed above, partially offset by higher capital expenditures.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of December 31, 2017, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of December 31, 2017, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

REA Group Unsecured Revolving Loan Facility

REA Group entered into an A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty. The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which are due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. During the three months ended December 31, 2017, REA Group repaid A$120 million (approximately $93 million) for its facility due December 2017. Remaining borrowings under the facility were A$360 million (approximately $280 million). Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of December 31, 2017, REA Group was paying a margin of between 0.95% and 1.05%. REA Group paid approximately $2 million and $5 million in interest for the three and six months ended December 31, 2017, at a weighted average interest rate of 2.7%. The REA Facility requires REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of December 31, 2017, REA Group was in compliance with all of the applicable debt covenants.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of December 31, 2017 have not changed significantly from the disclosures included in the 2017 Form 10-K.

Contingencies

The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed in Note 8 to the Consolidated Financial Statements. The outcome of these matters and claims is subject to significant uncertainty, and the Company often cannot predict what the eventual outcome of pending matters will be or the timing of the ultimate resolution of these matters. Fees, expenses, fines, penalties, judgments or settlement costs which might be incurred by the Company in connection with the various proceedings could adversely affect its results of operations and financial condition.

The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. (See Note 8 – Commitments and Contingencies in the accompanying Consolidated Financial Statements).

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

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $80 million as of December 31, 2017. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income of approximately $8 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of December 31, 2017 or June 30, 2017 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of December 31, 2017 and June 30, 2017, the Company did not anticipate nonperformance by any of the counterparties.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the discussion set forth under “Legal Proceedings” in the Company’s 2017 Form 10-K, as supplemented by the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017.

ITEM 1A. RISK FACTORS

The risk factor titled “The Separation and Distribution Agreement May Restrict the Company From Acquiring or Owning Certain Types of Assets in the U.S.,” which was included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, is amended to add a new second paragraph as follows:

In November 2017, the FCC voted to eliminate the Broadcast Ownership Rules, and the order became effective on February 7, 2018, although it has been appealed. As a result, the provisions in the Separation and Distribution Agreement that limit the Company’s activities or strategic business alternatives if they implicate the Broadcast Ownership Rules are no longer effective. However, if the appeal is successful and the Broadcast Ownership Rules are reinstated, those provisions would again apply.

There have been no material changes to the remaining risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as supplemented by the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three and six months ended December 31, 2017 and 2016 (unaudited); (ii) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended December 31, 2017 and 2016 (unaudited); (iii) Consolidated Balance Sheets as of December 31, 2017 (unaudited) and June 30, 2017 (audited); (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2017 and 2016 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Susan Panuccio
Susan Panuccio
Chief Financial Officer

Date: February 9, 2018