Form 10-Q
period 2018-03-31
NEWS CORP
filed 2018-05-11
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 4, 2018, 383,267,500 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended		For the nine months ended
		March 31,		March 31,
	Notes	2018	2017	2018	2017
Revenues:
Advertising		$687	$705	$2,059	$2,123
Circulation and subscription		659	618	1,947	1,834
Consumer		381	359	1,220	1,183
Real estate		208	168	633	525
Other		158	128	472	394

Total Revenues		2,093	1,978	6,331	6,059

Operating expenses		(1,151)	(1,101)	(3,439)	(3,384)
Selling, general and administrative		(760)	(662)	(2,132)	(2,005)
Depreciation and amortization		(100)	(109)	(297)	(349)
Impairment and restructuring charges	3	(246)	(33)	(273)	(409)
Equity losses of affiliates	4	(974)	(23)	(1,002)	(276)
Interest, net		2	8	9	30
Other, net	12	29	(13)	6	127

(Loss) income before income tax expense		(1,107)	45	(797)	(207)
Income tax expense	10	(3)	(45)	(292)	(12)

Net loss		(1,110)	—	(1,089)	(219)
Less: Net income attributable to noncontrolling interests		(18)	(5)	(54)	(90)

Net loss attributable to News Corporation stockholders		$(1,128)	$(5)	$(1,143)	$(309)

Basic and diluted loss per share:	8
Net loss available to News Corporation stockholders per share		$(1.94)	$(0.01)	$(1.96)	$(0.53)

Cash dividends declared per share of common stock		$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited; millions)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Net loss	$(1,110)	$—	$(1,089)	$(219)
Other comprehensive income (loss):
Foreign currency translation adjustments	10	269	144	(22)
Unrealized holding gains (losses) on securities(a)	—	(3)	5	(22)
Benefit plan adjustments(b)	(9)	(2)	(14)	29
Share of other comprehensive income (loss) from equity affiliates(c)	—	(7)	1	4

Other comprehensive income (loss)	1	257	136	(11)

Comprehensive (loss) income	(1,109)	257	(953)	(230)
Less: Net income attributable to noncontrolling interests	(18)	(5)	(54)	(90)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	2	(14)	(1)	(7)

Comprehensive (loss) income attributable to News Corporation stockholders	$(1,125)	$238	$(1,008)	$(327)

(a)	Net of income tax expense of $1 million and nil for the three months ended March 31, 2018 and 2017, respectively, and income tax expense (benefit) of $3 million and ($8) million for the nine months ended March 31, 2018 and 2017, respectively.
(b)	Net of income tax benefit of $2 million and $1 million for the three months ended March 31, 2018 and 2017, respectively, and income tax (benefit) expense of ($4) million and $7 million for the nine months ended March 31, 2018 and 2017, respectively.
(c)	Net of income tax benefit of nil and $3 million for the three months ended March 31, 2018 and 2017, respectively, and income tax expense of nil and $2 million for the nine months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

		As of	As of
	Notes	March 31, 2018	June 30, 2017
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$2,112	$2,016
Receivables, net	12	1,328	1,276
Other current assets	12	546	523

Total current assets		3,986	3,815

Non-current assets:
Investments	4	957	2,027
Property, plant and equipment, net		1,642	1,624
Intangible assets, net		2,226	2,281
Goodwill		3,724	3,838
Deferred income tax assets	10	370	525
Other non-current assets	12	467	442

Total assets		$13,372	$14,552

Liabilities and Equity:
Current liabilities:
Accounts payable		$230	$222
Accrued expenses		1,223	1,204
Deferred revenue		448	426
Other current liabilities	12	566	600

Total current liabilities		2,467	2,452

Non-current liabilities:
Borrowings	5	184	276
Retirement benefit obligations		301	319
Deferred income tax liabilities	10	55	61
Other non-current liabilities		354	351
Commitments and contingencies	9

Redeemable preferred stock		20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,310	12,395
Accumulated deficit		(1,792)	(648)
Accumulated other comprehensive loss		(829)	(964)

Total News Corporation stockholders’ equity		9,695	10,789
Noncontrolling interests		296	284

Total equity	6	9,991	11,073

Total liabilities and equity		$13,372	$14,552

(a)	Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 383,257,907 and 382,294,262 shares issued and outstanding, net of 27,368,413 treasury shares at par at March 31, 2018 and June 30, 2017, respectively.
(b)	Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at March 31, 2018 and June 30, 2017, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the nine months ended
		March 31,
	Notes	2018	2017
Operating activities:
Net loss		$(1,089)	$(219)
Less: Income from discontinued operations, net of tax		—	—

Loss from continuing operations		(1,089)	(219)
Adjustments to reconcile loss from continuing operations to cash provided by operating activities:
Depreciation and amortization		297	349
Equity losses of affiliates	4	1,002	276
Cash distributions received from affiliates		2	1
Impairment charges	3	225	321
Other, net	12	(6)	(127)
Deferred income taxes and taxes payable	10	182	(76)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(86)	(126)
Inventories, net		(14)	(8)
Accounts payable and other liabilities		(48)	89
NAM Group settlement		—	(256)

Net cash provided by operating activities from continuing operations		465	224
Net cash used in operating activities from discontinued operations		—	(5)

Net cash provided by operating activities		465	219

Investing activities:
Capital expenditures		(200)	(168)
Changes in restricted cash for Wireless Group acquisition		—	315
Acquisitions, net of cash acquired		(62)	(345)
Investments in equity affiliates and other		(42)	(93)
Proceeds from property, plant and equipment and other asset dispositions		137	232
Other, net		23	10

Net cash used in investing activities from continuing operations		(144)	(49)
Net cash used in investing activities from discontinued operations		—	—

Net cash used in investing activities		(144)	(49)

Financing activities:
Repayment of borrowings		(93)	(23)
Dividends paid		(99)	(93)
Other, net		(42)	(36)

Net cash used in financing activities from continuing operations		(234)	(152)
Net cash used in financing activities from discontinued operations		—	—

Net cash used in financing activities		(234)	(152)

Net increase in cash and cash equivalents		87	18
Cash and cash equivalents, beginning of period		2,016	1,832
Exchange movement on opening cash balance		9	—

Cash and cash equivalents, end of period		$2,112	$1,850

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

The accompanying Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 as filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2017 (the “2017 Form 10-K”).

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2018 and fiscal 2017 include 52 weeks. All references to the three months ended March 31, 2018 and 2017 relate to the three months ended April 1, 2018 and April 2, 2017, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of March 31.

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

In March 2018, the FASB issued ASU 2018-05—Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 provides guidance for companies related to the U.S. government-enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company’s accounting for the tax effects of the Tax Act will be completed during this measurement period.

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

The Company is continuing to evaluate the overall impact that ASU 2014-09 will have on the Company’s consolidated financial statements. The Company’s implementation team, including external advisers, continues to review the Company’s revenue portfolio and related contracts across its various business units and geographies. Discussions regarding changes to the Company’s current accounting policies and practices remain ongoing and preliminary conclusions are subject to change. Based on the current guidance, the new framework will become effective on a modified retrospective basis for the Company on July 1, 2018.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. As of March 31, 2018, the Company had $78 million in available-for-sale securities with net unrealized gains of $1 million and $126 million in cost method investments. In accordance with ASU 2016-01, the cumulative net unrealized gains (losses) contained within Accumulated other comprehensive loss will be reclassified through Retained earnings as of July 1, 2018, and changes in the fair value of available-for-sale securities will be recorded in the Company’s Statement of Operations beginning July 1, 2018. The Company is evaluating the impact ASU 2016-01 may have on its cost method investments.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. ASU 2017-07 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company does not expect the adoption of ASU 2017-07 to have a significant impact on its consolidated financial statements.

NOTE 2. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Smartline Home Loans Pty Limited

In July 2017, REA Group acquired an 80.3% interest in Smartline Home Loans Pty Limited (“Smartline”) for approximately A$70 million in cash (approximately $55 million). The minority shareholders have the option to sell the remaining 19.7% interest to REA Group beginning three years after closing at a price dependent on the financial performance of Smartline. If the option is not exercised, the minority interest will become mandatorily redeemable four years after closing. As a result, REA Group recognized a liability of $12 million in the three months ended September 30, 2017 for the present value of the amount expected to be paid for the remaining interest based on the formula specified in the acquisition agreement. Smartline is one of Australia’s premier mortgage broking franchise groups, and the acquisition provides REA Group’s financial services business with greater scale and capability. Under the acquisition method of accounting, the total consideration is allocated to net tangible assets and identifiable intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration over the fair value of the net tangible assets and identifiable intangible assets acquired was recorded as goodwill. The acquired intangible assets of approximately $19 million primarily relate to customer relationships which have a useful life of 16 years. The Company recorded approximately $49 million of goodwill on the transaction. Smartline is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.

NOTE 3. IMPAIRMENT AND RESTRUCTURING CHARGES

Fiscal 2018

During the three and nine months ended March 31, 2018, the Company recorded restructuring charges of $21 million and $48 million, respectively, of which $13 million and $38 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2018 were primarily for employee termination benefits.

During the three and nine months ended March 31, 2018, the Company recognized non-cash impairment charges of $225 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit.

The Company recognized a $165 million non-cash impairment of goodwill and indefinite-lived intangible assets at its News America Marketing reporting unit. Due to the impact of adverse trends on the future expected performance of the business, the Company revised its future outlook which resulted in a reduction in expected future cash flows. Based on the revised projections, the Company determined that the fair value of the reporting unit was less than its carrying value. The assumptions utilized in the income approach valuation method were discount rates (ranging from 12.5%-14%), long-term growth rates (ranging from (1.9%)-0.9%) and a royalty rate of 2.5%.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized a $41 million non-cash impairment of goodwill at its FOX SPORTS Australia reporting unit. In the third quarter of fiscal 2018, as part of the Company’s long range planning process and in preparation for a potential transaction with Telstra Corporation Limited (“Telstra”) to combine Foxtel and FOX SPORTS Australia (the “Transaction”), the Company assessed the long-term prospects for Foxtel and FOX SPORTS Australia. As a result of lower-than-expected revenues at Foxtel, the Company revised its future outlook for FOX SPORTS Australia whose revenues are heavily predicated on Foxtel subscribers. Based on the revised projections, the Company determined that the fair value of the reporting unit was less than its carrying value. The assumptions utilized in the income approach valuation method were a discount rate of 9.5% and a long-term growth rate of 2.0%. See Note 4—Investments.

Fiscal 2017

During the three and nine months ended March 31, 2017, the Company recorded restructuring charges of $21 million and $88 million, respectively, of which $19 million and $85 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2017 were for employee termination benefits.

During the nine months ended March 31, 2017, the Company recognized a non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers in the second quarter of fiscal 2017. The write-down was a result of the impact of adverse trends on the future expected performance of the Australian newspapers, where revenue declines from continued weakness in the print advertising market accelerated during the second quarter. The write-down was comprised of approximately $149 million related to printing presses and print related equipment, $77 million related to facilities, $66 million related to capitalized software and $18 million related to tradenames. The assumptions utilized in the income approach valuation method were a discount rate of 11.5% and no long-term growth.

Changes in restructuring program liabilities were as follows:

	For the three months ended March 31,
	2018				2017
	One time				One time
	employee	Facility			employee	Facility
	termination	related			termination	related
	benefits	costs	Other costs	Total	benefits	costs	Other costs	Total
	(in millions)
Balance, beginning of period	$22	$4	$10	$36	$41	$5	$6	$52
Additions	21	—	—	21	21	—	—	21
Payments	(22)	—	—	(22)	(33)	—	—	(33)
Other	3	—	—	3	—	—	—	—

Balance, end of period	$24	$4	$10	$38	$29	$5	$6	$40

	For the nine months ended March 31,
	2018				2017
	One time				One time
	employee	Facility			employee	Facility
	termination	related			termination	related
	benefits	costs	Other costs	Total	benefits	costs	Other costs	Total
	(in millions)
Balance, beginning of period	$33	$6	$10	$49	$33	$5	$6	$44
Additions	47	—	1	48	88	—	—	88
Payments	(60)	(1)	(1)	(62)	(91)	—	—	(91)
Other	4	(1)	—	3	(1)	—	—	(1)

Balance, end of period	$24	$4	$10	$38	$29	$5	$6	$40

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, restructuring liabilities of approximately $27 million were included in the Balance Sheet in Other current liabilities and $11 million were included in Other non-current liabilities.

NOTE 4. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership
	Percentage	As of	As of
	as of March 31,	March 31,	June 30,
	2018	2018	2017
		(in millions)
Equity method investments:
Foxtel(a)	50%	$631	$1,208
Other equity method investments(b)	various	122	133
Loan receivable from Foxtel(a)	N/A	—	370
Available-for-sale securities(c)	various	78	97
Cost method investments(d)	various	126	219

Total Investments		$957	$2,027

(a)	During the three months ended March 31, 2018, the Company recognized a $957 million non-cash write-down of the carrying value of its investment in Foxtel. In the third quarter of fiscal 2018, as part of the long range planning process and in preparation for the Transaction, the Company assessed the long-term prospects for Foxtel, on both a stand-alone and combined basis. As a result of lower-than-expected revenues from certain new products and broadcast subscribers at Foxtel, the Company revised its outlook for Foxtel, which resulted in a reduction in expected future cash flows. Based on the revised projections, the Company concluded that the fair value of its investment in Foxtel declined below its carrying value. The assumptions utilized in the income approach valuation method were a discount rate of 10.25% and a long-term growth rate of 2.0%.

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

(b)	Other equity method investments are primarily comprised of Elara Technologies Pte. Ltd., which operates PropTiger.com, Makaan.com and Housing.com.
(c)	Available-for-sale securities are primarily comprised of the Company’s investment in HT&E Limited (formerly APN News and Media Limited), which operates a portfolio of Australian radio and outdoor media assets.
(d)	Cost method investments are primarily comprised of certain investments in China as of March 31, 2018. During the three months ended March 31, 2018, the Company sold its investment in SEEKAsia for $122 million in cash and recognized a $32 million gain in Other, net. See Note 12— Additional Financial Information.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company measures the fair market values of available-for-sale securities as Level 1 financial instruments under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement” (“ASC 820”), as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale securities are set forth below:

	As of	As of
	March 31, 2018	June 30, 2017
	(in millions)
Cost basis of available-for-sale securities	$77	$99
Accumulated gross unrealized gain	1	—
Accumulated gross unrealized loss	—	(2)

Fair value of available-for-sale securities	$78	$97

Net deferred tax asset	$—	$1

Equity Losses of Affiliates

The Company’s equity losses of affiliates were as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
	(in millions)		(in millions)
Foxtel(a)	$(970)	$(16)	$(974)	$(260)
Other equity affiliates, net(b)	(4)	(7)	(28)	(16)

Total Equity losses of affiliates	$(974)	$(23)	$(1,002)	$(276)

(a)	During the three and nine months ended March 31, 2018, the Company recognized a $957 million non-cash write-down of the carrying value of its investment in Foxtel. The write-down is reflected in Equity losses of affiliates in the Statements of Operations for the three and nine months ended March 31, 2018. Refer to the discussion above for further details.

During the nine months ended March 31, 2017, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel. As a result of Foxtel’s performance in the first half of fiscal 2017 and the competitive operating environment in the Australian pay-TV market, the Company revised its future outlook for the business in the second quarter of fiscal 2017, which resulted in a reduction in expected future cash flows. Based on the revised projections, the Company determined that the fair value of its investment in Foxtel declined below its carrying value, which includes the gain recognized in connection with the acquisition of Consolidated Media Holdings Ltd. (“CMH”). The write-down is reflected in Equity losses of affiliates in the Statements of Operations for the nine months ended March 31, 2017. The assumptions utilized in the income approach valuation method were a discount rate of 9.0% and a long-term growth rate of 2.5%. The assumptions utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%.

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

In accordance with ASC 350, “Intangibles—Goodwill and Other”, the Company amortized $17 million and $49 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and nine months ended March 31, 2018, respectively, and $16 million and $53 million in the corresponding periods of fiscal 2017. Such amortization is reflected in Equity losses of affiliates in the Statements of Operations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b)	During the nine months ended March 31, 2018, the Company recognized $13 million in non-cash write-downs of certain equity method investments’ carrying values. The write-downs are reflected in Equity losses of affiliates in the Statements of Operations for the nine months ended March 31, 2018.

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the nine months ended March 31,
	2018	2017
	(in millions)
Revenues	$1,818	$1,811
Operating income(a)	155	263
Net income	64	40

(a)	Includes Depreciation and amortization of $187 million and $155 million for the nine months ended March 31, 2018 and 2017, respectively. Operating income before depreciation and amortization was $342 million and $418 million for the nine months ended March 31, 2018 and 2017, respectively.

NOTE 5. BORROWINGS

During the nine months ended March 31, 2018, REA Group repaid A$120 million (approximately $93 million) of the A$480 million revolving loan facility it used to fund the iProperty acquisition, corresponding to the sub facility due December 2017. Remaining borrowings under the facility were A$360 million (approximately $275 million).

NOTE 6. EQUITY

The following table summarizes changes in equity:

	For the nine months ended March 31,
	2018			2017
	News			News
	Corporation	Noncontrolling	Total	Corporation	Noncontrolling	Total
	stockholders	Interests	Equity	stockholders	Interests	Equity
	(in millions)
Balance, beginning of period	$10,789	$284	$11,073	$11,564	$218	$11,782
Net (loss) income	(1,143)	54	(1,089)	(309)	90	(219)
Other comprehensive income (loss)	135	1	136	(18)	7	(11)
Dividends	(118)	(40)	(158)	(118)	(33)	(151)
Other	32	(3)	29	20	(4)	16

Balance, end of period	$9,695	$296	$9,991	$11,139	$278	$11,417

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchases

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the nine months ended March 31, 2018. Through May 4, 2018, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of May 4, 2018 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2017, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 18, 2017 to stockholders of record at the close of business on September 13, 2017. In February 2018, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on April 18, 2018 to stockholders of record as of March 14, 2018. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

	For the nine months ended March 31,
	2018	2017
Cash dividend paid per share	$0.10	$0.10

NOTE 7. FAIR VALUE MEASUREMENTS

In accordance with ASC 820, fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1. The Company could value assets and liabilities included in this level using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. For the Company, this primarily includes the use of forecasted financial information and other valuation related assumptions such as discount rates and long term growth rates in the income approach as well as the market approach which utilizes certain market and transaction multiples.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

Certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period.

The fair values of investments in available-for-sale securities are determined using the quoted market prices from active markets based on the closing price at the end of each reporting period. These investments are classified as Level 1 in the fair value hierarchy outlined above.

The Company has liabilities recorded in its Balance Sheets for its mandatorily redeemable noncontrolling interests. These liabilities represent management’s best estimate of the amounts expected to be paid in accordance with the contractual terms of the underlying acquisition agreements. The fair values of these liabilities are based on the contractual payout formulas included in the acquisition agreements taking into account the expected performance of the business. Any remeasurements of the Company’s mandatorily redeemable noncontrolling interests are recorded through Interest, net in the Statements of Operations. As the fair value does not rely on observable market inputs, the Company classifies these liabilities as Level 3 in the fair value hierarchy.

The following tables summarize those assets and liabilities measured at fair value on a recurring basis:

	As of March 31,				As of June 30,
	2018				2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Available-for-sale securities(a)	$78	$—	$—	$78	$97	$—	$—	$97

Total assets	$78	$—	$—	$78	$97	$—	$—	$97

Liabilities:
Mandatorily redeemable noncontrolling interests(b)	$—	$—	$92	$92	$—	$—	$79	$79

Total liabilities	$—	$—	$92	$92	$—	$—	$79	$79

(a)	See Note 4 – Investments.
(b)	Primarily related to REA Group’s mandatorily redeemable noncontrolling interest associated with the acquisition of iProperty. The fair value is determined based on formulas specified in the acquisition agreement and REA Group management’s expectations of the business’ performance. The mandatorily redeemable noncontrolling interest was redeemed in April 2018 and the amount paid was based on the actual performance of the business against the targets stipulated in the acquisition agreement.

There have been no transfers between levels of the fair value hierarchy during the periods presented.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of the Company’s mandatorily redeemable noncontrolling interest liabilities classified as Level 3 is as follows:

	For the nine months ended March 31,
	2018	2017
	(in millions)
Balance - beginning of year	$79	$82
Additions	12	—
Payments	—	—
Measurement adjustments	—	(8)
Accretion	2	3
Foreign exchange movements	(1)	1

Total liabilities	$92	$78

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are remeasured at fair value on a recurring basis, the Company has certain assets, primarily goodwill, intangible assets, equity method investments and property, plant and equipment, that are not required to be remeasured to fair value at the end of each reporting period. On an ongoing basis, the Company monitors whether events occur or circumstances change that would more likely than not reduce the fair values of these assets below their carrying amounts. If the Company determines that these assets are impaired, the Company would write down these assets to fair value. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy.

In the third quarter of fiscal 2018, the Company recognized a $957 million non-cash write-down of the carrying value of its investment in Foxtel from $1,588 million to $631 million. In the second quarter of fiscal 2017, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel from $1,432 million to $1,205 million. See Note 4 – Investments.

In the third quarter of fiscal 2018, the Company recognized non-cash impairment charges of $120 million and $45 million related to goodwill and intangible assets, respectively, at the News America Marketing reporting unit. The carrying value of goodwill at News America Marketing decreased from $301 million to $181 million and the carrying value of intangible assets decreased from $391 million to $346 million. See Note 3 – Impairment and Restructuring Charges.

In the third quarter of fiscal 2018, the Company recognized a $41 million non-cash impairment charge related to goodwill at the FOX SPORTS Australia reporting unit. The carrying value of goodwill at FOX SPORTS Australia decreased from $490 million to $449 million. See Note 3 – Impairment and Restructuring Charges.

In the second quarter of fiscal 2017, the Company recognized non-cash impairment charges of approximately $310 million primarily related to the write-down of fixed assets at News Corp Australia. The carrying value of fixed assets at News Corp Australia decreased from $667 million to $375 million and the carrying value of intangible assets decreased from $48 million to $30 million. See Note 3 – Impairment and Restructuring Charges.

Other Fair Value Measurements

As of March 31, 2018 and June 30, 2017, the carrying value of the REA Facility approximates fair value and is classified as Level 3 in the fair value hierarchy.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. LOSS PER SHARE

The following tables set forth the computation of basic and diluted loss per share under ASC 260, “Earnings per Share”:

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net loss	$(1,110)	$—	$(1,089)	$(219)
Less: Net income attributable to noncontrolling interests	(18)	(5)	(54)	(90)
Less: Redeemable preferred stock dividends(a)	—	—	(1)	(1)

Net loss available to News Corporation stockholders	$(1,128)	$(5)	$(1,144)	$(310)

Weighted-average number of shares of common stock outstanding - basic and diluted(b)	582.8	581.6	582.6	581.2

Net loss available to News Corporation stockholders per share - basic and diluted	$(1.94)	$(0.01)	$(1.96)	$(0.53)

(a)	In connection with the Separation, as defined in Note 9, Twenty-First Century Fox, Inc. (“21st Century Fox”) sold 4,000 shares of cumulative redeemable preferred stock with a par value of $5,000 per share of a newly formed U.S. subsidiary of the Company. The preferred stock pays dividends at a rate of 9.5% per annum, payable quarterly. The preferred stock is callable by the Company at any time after the fifth year and is puttable at the option of the holder after 10 years.
(b)	The dilutive impact of the Company’s PSUs, RSUs and stock options has been excluded from the calculation of diluted loss per share for the three and nine months ended March 31, 2018 and 2017 because their inclusion would have an antidilutive effect on the net loss per share.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of March 31, 2018 have not changed significantly from the disclosures included in the 2017 Form 10-K.

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

The Antitrust Expert Panel was convened and, on February 8, 2017, recommended that Valassis I be dismissed and the NAM Group’s counterclaims in Valassis II be dismissed with leave to replead three of the four counterclaims. The NAM Group filed an amended counterclaim on February 27, 2017. Valassis did not object to the Antitrust Expert Panel’s recommendation to dismiss Valassis I, but it filed motions with the District Court asserting that the referral of Valassis II to the Antitrust Expert Panel was no longer valid and seeking either to re-open Valassis II in the District Court or to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On September 25, 2017, the District Court dismissed Valassis I, granted Valassis’s motions and transferred Valassis II to the N.Y. District Court. On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing Valassis II with the N.Y. District Court. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The net expense (benefit) related to the U.K. Newspaper Matters in Selling, general and administrative expenses was $2 million for the three months ended March 31, 2018 and 2017, respectively, and ($38) million and $6 million for the nine months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $59 million. The amount to be indemnified by 21st Century Fox of approximately $59 million was recorded as a receivable in Other current assets on the Balance Sheet as of March 31, 2018. The net benefit for the nine months ended March 31, 2018 and the accrual and receivable recorded as of that date reflect a $46 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES

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

For the three months ended March 31, 2018, the Company recorded a tax charge of $3 million on a pre-tax loss of $1,107 million resulting in an effective tax rate that was lower than the U.S. statutory rate. The lower tax rate was primarily due to a lower net tax benefit on the non-cash write-down of assets and investments in Australia and the U.S., and valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses.

For the nine months ended March 31, 2018, the Company recorded a tax charge of $292 million on a pre-tax loss of $797 million resulting in an effective tax rate that was lower than the U.S. statutory rate. The lower tax rate was primarily due to a lower net tax benefit on the non-cash write-down of assets and investments in Australia and the U.S., valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the tax charge resulting from the enactment of the Tax Act which caused an increase in income tax expense of $174 million as discussed below.

On December 22, 2017, the U.S. government-enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering the U.S. statutory federal tax rate to 21% and implementing a territorial tax system. As the Company has a June 30 fiscal year-end, the impact of the lower tax rate will be phased in resulting in a U.S. statutory federal tax rate of approximately 28% for the fiscal year ending June 30, 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter. The Tax Act also adds many new provisions, some of which do not apply until fiscal 2019, including changes to bonus depreciation, limits on the deductions for executive compensation and interest expense, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax and a deduction for foreign-derived intangible income. The Company is assessing the impact of the provisions of the Tax Act which do not apply until fiscal 2019 and has elected to account for the tax on GILTI as a period cost and thus has not adjusted any net deferred tax assets of its foreign subsidiaries for the new tax.

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

The changes included in the Tax Act are broad and complex. In March 2018, the FASB issued ASU 2018-05 which provides guidance for companies related to the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company’s accounting for the tax effects of the Tax Act will be completed during this measurement period. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.

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

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The IRS commenced an audit of the Company’s federal corporate income tax return for the fiscal year ended June 2014 in February 2018. The Company is also currently undergoing tax examinations in several states and foreign jurisdictions.

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

The Company paid gross income taxes of $116 million and $89 million during the nine months ended March 31, 2018 and 2017 and received tax refunds of $6 million and $1 million, respectively.

NOTE 11. SEGMENT INFORMATION

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in millions)
Revenues:
News and Information Services	$1,286	$1,263	$3,825	$3,788
Book Publishing	398	374	1,268	1,229
Digital Real Estate Services	279	219	842	687
Cable Network Programming	129	122	394	354
Other	1	—	2	1

Total revenues	$2,093	$1,978	$6,331	$6,059

Segment EBITDA:
News and Information Services	$85	$123	$298	$311
Book Publishing	43	37	173	160
Digital Real Estate Services	88	75	302	237
Cable Network Programming	16	34	76	99
Other	(50)	(54)	(89)	(137)
Depreciation and amortization	(100)	(109)	(297)	(349)
Impairment and restructuring charges	(246)	(33)	(273)	(409)
Equity losses of affiliates	(974)	(23)	(1,002)	(276)
Interest, net	2	8	9	30
Other, net	29	(13)	6	127

(Loss) income before income tax expense	(1,107)	45	(797)	(207)
Income tax expense	(3)	(45)	(292)	(12)

Net loss	$(1,110)	$—	$(1,089)	$(219)

	As of	As of
	March 31, 2018	June 30, 2017
	(in millions)
Total assets:
News and Information Services	$6,286	$6,142
Book Publishing	1,853	1,845
Digital Real Estate Services	2,175	2,307
Cable Network Programming	1,054	1,194
Other(a)	1,047	1,037
Investments	957	2,027

Total assets	$13,372	$14,552

(a)	The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of	As of
	March 31, 2018	June 30, 2017
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,801	$2,952
Book Publishing	835	835
Digital Real Estate Services	1,458	1,420
Cable Network Programming	856	912

Total goodwill and intangible assets, net	$5,950	$6,119

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

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

Receivables, net consist of:

	As of	As of
	March 31, 2018	June 30, 2017
	(in millions)
Receivables	$1,532	$1,484
Allowance for sales returns	(165)	(166)
Allowances for doubtful accounts	(39)	(42)

Receivables, net	$1,328	$1,276

The Company’s receivables did not contain significant concentrations of credit risk as of March 31, 2018 or June 30, 2017 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Other Current Assets

The following table sets forth the components of Other current assets:

	As of	As of
	March 31, 2018	June 30, 2017
	(in millions)
Inventory(a)	$224	$208
Amounts due from 21st Century Fox	59	82
Prepayments and other current assets	263	233

Total Other current assets	$546	$523

(a)	Inventory at March 31, 2018 and June 30, 2017 was primarily comprised of books, newsprint, printing ink and programming rights.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of	As of
	March 31, 2018	June 30, 2017
	(in millions)
Royalty advances to authors	$319	$298
Other	148	144

Total Other non-current assets	$467	$442

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of	As of
	March 31, 2018	June 30, 2017
	(in millions)
Current tax payable	$40	$39
Royalties and commissions payable	187	152
Current portion of long-term debt	92	103
Other	247	306

Total Other current liabilities	$566	$600

Other, net

The following table sets forth the components of Other, net:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in millions)
Gain on sale of SEEKAsia(a)	$32	$—	$32	$—
Gain on sale of REA Group’s European business	—	(13)	—	107
Write-down of available-for-sale securities(b)	(3)	—	(33)	(21)
Gain on sale of other businesses	—	—	—	11
Gain on sale of equity method investments	—	—	—	17
Other, net	—	—	7	13

Total Other, net	$29	$(13)	$6	$127

(a)	During the three months ended March 31, 2018, the Company sold its investment in SEEKAsia for $122 million in cash and recognized a $32 million gain in Other, net.
(b)	For the three and nine months ended March 31, 2018 and for the nine months ended March 31, 2017, the write-downs of available-for-sale securities were reclassified out of accumulated other comprehensive loss and included in Other, net in the Statement of Operations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SUBSEQUENT EVENTS

Foxtel and Fox Sports Australia Combination

In March 2018, News Corp and Telstra entered into a definitive agreement to combine their respective 50% interests in Foxtel and News Corp’s 100% interest in FOX SPORTS Australia into a new company. Following completion of the transaction in April 2018, News Corp owns a 65% interest in the combined company, and Telstra owns the remaining 35%. The combination will allow Foxtel and FOX SPORTS Australia to leverage their media platforms and content to improve services for consumers and advertisers. The results of the combined business will be reported within the new Subscription Video Services segment and it will be considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review. Foxtel’s outstanding debt of approximately $1.7 billion as of March 31, 2018 will be included in the Balance Sheets beginning in the fourth quarter of fiscal 2018. The Company is currently in the process of evaluating the purchase accounting implications, and as a result, disclosures required under ASC 805-10-50-2(h) cannot be made at this time. The Company is required to revalue its pre-existing contractual arrangements between Foxtel and FOX SPORTS Australia as part of purchase accounting, which is expected to result in a write-off of its channel distribution agreement intangible asset at the time of acquisition. As of March 31, 2018, the channel distribution agreement intangible asset carrying value was $322 million.

Hometrack Australia Pty Ltd

In May 2018, REA Group entered into an agreement to acquire Hometrack Australia Pty Ltd (“Hometrack Australia”) for A$130 million (approximately $100 million) in cash, which will be funded with a mix of cash on hand and debt of A$70 million (approximately $55 million). The acquisition is subject to customary closing conditions, including regulatory approval. Hometrack Australia is a residential property data company and will allow REA Group to deliver more property data and insights to its customers and consumers. Hometrack Australia will be a subsidiary of REA Group and its results will be included within the Digital Real Estate Services segment.

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•	Overview of the Company’s Business - This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2018 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•	Results of Operations - This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2018 and 2017. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2018 and 2017, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of March 31, 2018.

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•	News and Information Services— The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, as well as the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Dow Jones PEVC and DJX. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun and The Courier Mail in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a leading global video advertising distribution platform, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

•	Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Patricia Cornwell, Chip and Joanna Gaines, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and Hillbilly Elegy..

•	Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s interests in REA Group, Move and DIAKRIT. REA Group is a publicly traded company listed on the Australian Securities Exchange (ASX: REA) that advertises property and property-related services on its websites and mobile applications across Australia and Asia, including iProperty.com. REA Group operates Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au. The Company holds a 61.6% interest in REA Group.

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

•	Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy and Creative Group and costs related to the U.K. Newspaper Matters (as defined in Note 9 to the Consolidated Financial Statements). The Company’s corporate Strategy and Creative Group is responsible for identifying new products and services across its businesses to increase revenues and profitability and to target and assess potential acquisitions, investments and dispositions.

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

In March 2018, News Corp and Telstra entered into a definitive agreement to combine their respective 50% interests in Foxtel and News Corp’s 100% interest in FOX SPORTS Australia into a new company. Following completion of the transaction in April 2018, News Corp owns a 65% interest in the combined company, and Telstra owns the remaining 35%. The combination will allow Foxtel and FOX SPORTS Australia to leverage their media platforms and content to improve services for consumers and advertisers. The results of the combined business will be reported within the new Subscription Video Services segment and it will be considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review. Foxtel’s outstanding debt of approximately $1.7 billion as of March 31, 2018 will be included in the Balance Sheets beginning in the fourth quarter of fiscal 2018. The Company is currently in the process of evaluating the purchase accounting implications, and as a result, disclosures required under ASC 805-10-50-2(h) cannot be made at this time. The Company is required to revalue its pre-existing contractual arrangements between Foxtel and FOX SPORTS Australia as part of purchase accounting, which is expected to result in a write-off of its channel distribution agreement intangible asset at the time of acquisition. As of March 31, 2018, the channel distribution agreement intangible asset carrying value was $322 million.

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2018 versus the three and nine months ended March 31, 2017

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2018 as compared to the three and nine months ended March 31, 2017.

	For the three months ended March 31,				For the nine months ended March 31,
	2018	2017	Change	%	2018	2017	Change	%
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$687	$705	$(18)	(3)%	$2,059	$2,123	$(64)	(3)%
Circulation and subscription	659	618	41	7%	1,947	1,834	113	6%
Consumer	381	359	22	6%	1,220	1,183	37	3%
Real estate	208	168	40	24%	633	525	108	21%
Other	158	128	30	23%	472	394	78	20%

Total Revenues	2,093	1,978	115	6%	6,331	6,059	272	4%

Operating expenses	(1,151)	(1,101)	(50)	(5)%	(3,439)	(3,384)	(55)	(2)%
Selling, general and administrative	(760)	(662)	(98)	(15)%	(2,132)	(2,005)	(127)	(6)%
Depreciation and amortization	(100)	(109)	9	8%	(297)	(349)	52	15%
Impairment and restructuring charges	(246)	(33)	(213)	**	(273)	(409)	136	33%
Equity losses of affiliates	(974)	(23)	(951)	**	(1,002)	(276)	(726)	**
Interest, net	2	8	(6)	(75)%	9	30	(21)	(70)%
Other, net	29	(13)	42	**	6	127	(121)	(95)%

(Loss) Income before income tax expense	(1,107)	45	(1,152)	**	(797)	(207)	(590)	**
Income tax expense	(3)	(45)	42	93%	(292)	(12)	(280)	**

Net loss	(1,110)	—	(1,110)	**	(1,089)	(219)	(870)	**
Less: Net income attributable to noncontrolling interests	(18)	(5)	(13)	**	(54)	(90)	36	40%

Net loss attributable to News Corporation	$(1,128)	$(5)	$(1,123)	**	$(1,143)	$(309)	$(834)	**

**	not meaningful

Revenues— Revenues increased $115 million, or 6%, and $272 million, or 4%, for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017.

The revenue increase for the three months ended March 31, 2018 was primarily due to higher revenues at the Digital Real Estate Services segment of $60 million, mainly due to higher revenues at both REA Group and Move, as well as an increase at the Book Publishing segment of $24 million primarily due to higher sales in the general and Christian books categories and the positive impact of foreign currency fluctuations. Revenue at the News and Information Services segment increased $23 million primarily due to the positive impact of foreign currency fluctuations and higher circulation and subscription revenues, partially offset by lower advertising revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue increase of $70 million for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying the results for each quarter in the current period by the difference between the average exchange rate for that quarter and the average exchange rate in effect during the corresponding quarter of the prior year and totaling the impact for all quarters in the current period.

The revenue increase for the nine months ended March 31, 2018 was primarily due to higher revenues at the Digital Real Estate Services segment of $155 million, mainly due to higher revenues at both REA Group and Move, as well as an increase at the Cable Network Programming segment of $40 million, primarily due to the acquisition of ANC. Revenues at the Book Publishing segment increased $39 million primarily due to the positive impact of foreign currency fluctuations and strong frontlist and backlist sales in the general books category and in the U.K. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue increase of $143 million for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017.

Operating Expenses— Operating expenses increased $50 million, or 5%, and $55 million, or 2%, for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017.

The increase in Operating expenses for the three months ended March 31, 2018 was mainly due to an increase in operating expenses at the Cable Network Programming segment of $22 million, largely due to the timing of programming amortization related to the launch of a dedicated National Rugby League channel at FOX SPORTS Australia and higher National Rugby League programming rights costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $35 million for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017.

The increase in Operating expenses for the nine months ended March 31, 2018 was mainly due to an increase in operating expenses at the Cable Network Programming segment of $50 million, primarily due to the acquisition of ANC, the timing of programming amortization related to the launch of a dedicated National Rugby League channel at FOX SPORTS Australia and higher National Rugby League programming rights costs. This increase was partially offset by lower operating expenses at the News and Information Services segment of $23 million, mainly as a result of lower costs at News America Marketing associated with lower revenues, lower newsprint, production, and distribution costs and the impact of cost savings initiatives, partially offset by the $48 million negative impact of foreign currency fluctuations and the impact of the acquisitions of Australian Regional Media (“ARM”) and Wireless Group. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $70 million for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $98 million, or 15%, and $127 million, or 6%, for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017.

The increase in Selling, general and administrative expenses for the three months ended March 31, 2018 was mainly due to increased expenses of $49 million at the News and Information Services segment primarily due to the $24 million negative impact of foreign currency fluctuations and the absence of a $12 million adjustment to the deferred consideration accrual related to the acquisition of Unruly which did not recur in the current year period. Selling, general and administrative expenses increased $38 million at the Digital Real Estate Services segment primarily due to higher costs associated with higher revenues and increased marketing costs at Move. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense increase of $30 million for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017.

The increase in Selling, general and administrative expenses for the nine months ended March 31, 2018 was primarily due to higher expenses of $74 million at the Digital Real Estate Services segment, primarily due to higher costs associated with higher revenues and increased marketing costs. Selling, general and administrative expenses at the News and Information Services segment increased $73 million primarily due to the $44 million negative impact of foreign currency fluctuations and higher employee costs, primarily in the U.S. These increases were partially offset by the $46 million impact from the reversal of a portion of the previously accrued liability for the U.K. Newspaper Matters and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes in the first quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense increase of $57 million for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017.

Depreciation and amortization— Depreciation and amortization expense decreased $9 million, or 8%, and $52 million, or 15%, for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017 primarily due to the write-down of fixed assets at the Australian and U.K. newspapers in fiscal 2017.

Impairment and restructuring charges— During the three and nine months ended March 31, 2018, the Company recorded restructuring charges of $21 million and $48 million, respectively. During the three and nine months ended March 31, 2017, the Company recorded restructuring charges of $21 million and $88 million, respectively.

During the three and nine months ended March 31, 2018, the Company recognized non-cash impairment charges of $225 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit.

During the nine months ended March 31, 2017, the Company recognized a non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers in the second quarter of fiscal 2017.

See Note 3 —Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.

The Company continually evaluates whether current factors or indicators require the performance of an interim impairment assessment of goodwill, long-lived assets and investments. The valuation of goodwill and long-lived assets requires assumptions and estimates of many factors, including revenue and market growth, operating cash flows, market multiples and discount rates. In the quarter ended March 31, 2018, the Company revised its future outlook for its News America Marketing and FOX SPORTS Australia reporting units. The reduction in expected future cash flows for News America Marketing was the result of adverse trends on the future expected performance of the business. The reduction in expected future cash flows for FOX SPORTS Australia was the result of lower-than-expected revenues at Foxtel, upon which FOX SPORTS Australia’s revenues are heavily predicated. See Note 3 —Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.

Based on the revised future outlooks, the Company determined that these reporting units have goodwill that is considered to be at risk for future impairment because they were written down to fair value as of March 31, 2018. Including those reporting units disclosed in the 2017 Form 10-K, the News and Information Services and Cable Network Programming segments have reporting units with goodwill of approximately $2.1 billion at March 31, 2018 that are at risk for future impairment, of which $1.6 billion relates to the News and Information Services segment and $0.5 billion relates to the Cable Network Programming segment.

Equity losses of affiliates— Equity losses of affiliates increased $951 million and $726 million for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017. The increase in losses for the three and nine months ended March 31, 2018 was primarily due to a $957 million non-cash write-down of the carrying value of the Company’s investment in Foxtel due to lower-than-expected revenues from certain new products and broadcast subscribers. Any significant shortfall of the expected future cash flows of Foxtel could result in additional write-downs for which non-cash charges would be required. For the nine months ended March 31, 2017, the increase was partially offset by the absence of the $227 million non-cash write-down of the carrying value of the Company’s investment in Foxtel during the second quarter of fiscal 2017.

	For the three months ended March 31,				For the nine months ended March 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Foxtel(a)	$(970)	$(16)	$(954)	**	$(974)	$(260)	$(714)	**
Other equity affiliates, net(b)	(4)	(7)	3	43%	(28)	(16)	(12)	(75)%

Total Equity losses of affiliates	$(974)	$(23)	$(951)	**	$(1,002)	$(276)	$(726)	**

(a)	The three and nine months ended March 31, 2018 and the nine months ended March 31, 2017 include the write-downs discussed above. See Note 4—Investments in the accompanying Consolidated Financial Statements.

In accordance with ASC 350, “Intangibles—Goodwill and Other”, the Company amortized $17 million and $49 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and nine months ended March 31, 2018, respectively, as compared to $16 million and $53 million in the three and nine months ended March 31, 2017, respectively. Such amortization is reflected in Equity losses of affiliates in the Statements of Operations. See Note 4—Investments in the accompanying Consolidated Financial Statements.

(b)	During the nine months ended March 31, 2018, the Company recognized $13 million in non-cash write-downs of certain equity method investments’ carrying values. The write-downs are reflected in Equity losses of affiliates in the Statements of Operations for the nine months ended March 31, 2018.

Foxtel’s revenues were $1,818 million for the nine months ended March 31, 2018, an increase of $7 million as compared to revenues of $1,811 million for the corresponding period of fiscal 2017. The increase was the result of the positive impact of foreign currency fluctuations, as revenues decreased 3% in local currency. Operating income decreased to $155 million from $263 million in the corresponding period of fiscal 2017 primarily due to higher Australian Football League and other sports rights costs of $65 million, lower revenues in local currency and higher depreciation and amortization, partially offset by lower sales and marketing costs. Net income increased to $64 million from $40 million in the corresponding period of fiscal 2017 mainly due to the absence of losses associated with Foxtel management’s decision to cease Presto operations in January 2017, the absence of losses associated with the change in the fair value of Foxtel’s investment in Ten Network Holdings and lower interest expense, partially offset by the lower operating income discussed above.

Interest, net— Interest, net decreased $6 million and $21 million for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017 primarily due to lower interest income due to the repayment of the Foxtel shareholder note in the first quarter of fiscal 2018 (See Note 4—Investments in the accompanying Consolidated Financial Statements) and the absence of an adjustment of the deferred consideration related to REA Group’s acquisition of iProperty recognized in the second quarter of fiscal 2017.

Other, net— Other, net increased $42 million and decreased $121 million for the three and nine months ended March 31, 2018, respectively, as compared to the corresponding periods of fiscal 2017. See Note 12—Additional Financial Information in the accompanying Consolidated Financial Statements.

Income tax expense— For the three months ended March 31, 2018, the Company recorded a tax charge of $3 million on a pre-tax loss of $1,107 million resulting in an effective tax rate that was lower than the U.S. statutory rate. The lower tax rate was primarily due to a lower net tax benefit on the non-cash write-down of assets and investments in Australia and the U.S., and valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses.

For the nine months ended March 31, 2018, the Company recorded a tax charge of $292 million on a pre-tax loss of $797 million resulting in an effective tax rate that was lower than the U.S. statutory rate. The lower tax rate was primarily due to a lower net tax benefit on the non-cash write-down of assets and investments in Australia and the U.S., valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the tax charge resulting from the enactment of the Tax Act (defined below) which caused an increase in income tax expense of $174 million as discussed below.

On December 22, 2017, the U.S. government-enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering the U.S. statutory federal tax rate to 21% and implementing a territorial tax system. As the Company has a June 30 fiscal year-end, the impact of the lower tax rate will be phased in resulting in a U.S. statutory federal tax rate of approximately 28% for the fiscal year ending June 30, 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter. The Tax Act also adds many new provisions, some of which do not apply until fiscal 2019, including changes to bonus depreciation, limits on the deductions for executive compensation and interest expense, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax and a deduction for foreign-derived intangible income. The Company is assessing the impact of the provisions of the Tax Act which do not apply until fiscal 2019 and has elected to account for the tax on GILTI as a period cost and thus has not adjusted any net deferred tax assets of its foreign subsidiaries for the new tax.

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

The changes included in the Tax Act are broad and complex. In March 2018, the FASB issued ASU 2018-05 which provides guidance for companies related to the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company’s accounting for the tax effects of the Tax Act will be completed during this measurement period. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.

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

Net loss— Net loss increased by $1,110 million for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017 primarily due to higher equity losses of affiliates resulting from the $957 million non-cash write-down of the carrying value of the Company’s investment in Foxtel and non-cash impairment charges of $225 million primarily at the News America Marketing and FOX SPORTS Australia reporting units.

Net loss for the nine months ended March 31, 2018 increased $870 million as compared to the corresponding period of fiscal 2017 primarily due to higher equity losses of affiliates resulting from the $957 million non-cash write-down of the carrying value of the Company’s investment in Foxtel, non-cash impairment charges of $225 million primarily at the News America Marketing and FOX SPORTS Australia reporting units, the negative impact of the Tax Act and lower Other, net, partially offset by the absence of the non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers and the $227 million non-cash write-down of the Company’s investment in Foxtel in the prior year period.

See Note 3 —Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements for additional information.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $13 million for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017 primarily due to higher results at REA Group and the positive impact of foreign currency fluctuations.

Net income attributable to noncontrolling interests decreased $36 million for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017 primarily due to the absence of the gain on the sale of REA Group’s European business in December 2016.

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

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of Total Segment EBITDA provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as impairment and restructuring charges and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures and changes in tax positions or regimes, the Company provides users of its consolidated financial statements with insight into both its core operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its core business. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the core operating results of the Company across different periods. The following table reconciles Net loss to Total Segment EBITDA for the three and nine months ended March 31, 2018 and 2017:

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017
(in millions, except %)
Net loss	$(1,110)	$—	$(1,089)	$(219)
Add:
Income tax expense	3	45	292	12
Other, net	(29)	13	(6)	(127)
Interest, net	(2)	(8)	(9)	(30)
Equity losses of affiliates	974	23	1,002	276
Impairment and restructuring charges	246	33	273	409
Depreciation and amortization	100	109	297	349

Total Segment EBITDA	$182	$215	$760	$670

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018		2017
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$1,286	$85	$1,263	$123
Book Publishing	398	43	374	37
Digital Real Estate Services	279	88	219	75
Cable Network Programming	129	16	122	34
Other	1	(50)	—	(54)

Total	$2,093	$182	$1,978	$215

	For the nine months ended March 31,
	2018		2017
		Segment		Segment
(in millions)	Revenues	EBITDA	Revenues	EBITDA
News and Information Services	$3,825	$298	$3,788	$311
Book Publishing	1,268	173	1,229	160
Digital Real Estate Services	842	302	687	237
Cable Network Programming	394	76	354	99
Other	2	(89)	1	(137)

Total	$6,331	$760	$6,059	$670

News and Information Services (61% and 63% of the Company’s consolidated revenues in the nine months ended March 31, 2018 and 2017, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$634	$652	$(18)	(3)%	$1,894	$1,958	$(64)	(3)%
Circulation and subscription	536	503	33	7%	1,578	1,499	79	5%
Other	116	108	8	7%	353	331	22	7%

Total Revenues	1,286	1,263	23	2%	3,825	3,788	37	1%
Operating expenses	(738)	(726)	(12)	(2)%	(2,196)	(2,219)	23	1%
Selling, general and administrative	(463)	(414)	(49)	(12)%	(1,331)	(1,258)	(73)	(6)%

Segment EBITDA	$85	$123	$(38)	(31)%	$298	$311	$(13)	(4)%

Revenues at the News and Information Services segment increased $23 million, or 2%, for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017. The revenue increase was primarily due to higher circulation and subscription revenues of $33 million as compared to the corresponding period of fiscal 2017, primarily due to the $24 million positive impact of foreign currency fluctuations, cover price and subscription price increases and digital subscriber growth, mainly at The Wall Street Journal, partially offset by single-copy volume declines in the U.K., mainly at The Sun. Advertising revenues for the three months ended March 31, 2018 decreased $18 million as compared to the corresponding period of fiscal 2017, primarily resulting from weakness in the print advertising market, mainly in Australia and the U.S. and lower revenues at News America Marketing of

$15 million, partially offset by the $18 million positive impact from foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $50 million for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017.

Segment EBITDA at the News and Information Services segment decreased $38 million, or 31%, for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017. The decrease was primarily due to lower contribution from News UK of $18 million related to higher marketing and employee costs and the $12 million impact from the absence of the adjustment to the deferred consideration accrual related to the acquisition of Unruly in the prior year period.

Revenues at the News and Information Services segment increased $37 million, or 1%, for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017. The revenue increase was primarily due to higher circulation and subscription revenues of $79 million as compared to the corresponding period of fiscal 2017 mainly due to the $42 million positive impact of foreign currency fluctuations, cover price and subscription price increases, digital subscriber growth, primarily at The Wall Street Journal and in Australia, higher professional information business revenues at Dow Jones and the $13 million contribution from the acquisition of ARM. These increases were partially offset by lower single-copy sales in the U.K., primarily at The Sun, and in Australia. Advertising revenues for the nine months ended March 31, 2018 decreased $64 million as compared to the corresponding period of fiscal 2017 primarily due to weakness in the print advertising market across mastheads and lower revenues at News America Marketing of $71 million, partially offset by the $40 million and $33 million contributions from the acquisitions of ARM and Wireless Group, respectively, the $40 million positive impact of foreign currency fluctuations and digital advertising growth, primarily in Australia and the U.K. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $97 million for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017.

Segment EBITDA at the News and Information Services segment decreased $13 million, or 4%, for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017. The decrease was primarily due to lower contribution from News America Marketing of $9 million, primarily due to lower revenues, and the $12 million impact from the absence of the adjustment to the deferred consideration accrual related to the acquisition of Unruly in the prior year period.

Dow Jones

Revenues were $376 million for the three months ended March 31, 2018, an increase of $13 million, or 4%, as compared to revenues of $363 million in the corresponding period of fiscal 2017. Circulation and subscription revenues increased $23 million, primarily due to the $14 million impact from digital subscriber growth and subscription price increases at The Wall Street Journal, as well as $9 million of higher professional information business revenues led by Risk & Compliance. Advertising revenues decreased $13 million, primarily due to weakness in the print advertising market and the decision to cease The Wall Street Journal’s international print editions in the second quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $4 million for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017.

Revenues were $1,127 million for the nine months ended March 31, 2018, an increase of $22 million, or 2%, as compared to revenues of $1,105 million in the corresponding period of fiscal 2017. Circulation and subscription revenues increased $64 million, primarily due to the $43 million impact from digital subscriber growth and subscription price increases at The Wall Street Journal, as well as $23 million of higher professional information business revenues led by Risk & Compliance. Advertising revenues decreased $44 million, primarily due to the impact of weakness in the print advertising market and the decision to cease The Wall Street Journal’s international print editions. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $7 million for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017.

News Corp Australia

Revenues at the Australian newspapers were $306 million for the three months ended March 31, 2018, a decrease of $8 million, or 3%, compared to revenues of $314 million in the corresponding period of fiscal 2017. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $11 million, or 3%, for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017. Advertising revenues decreased $10 million, primarily due to the $21 million impact of weakness in the print advertising market, partially offset by the $8 million impact of digital advertising growth and the

$6 million positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $3 million primarily due to the $4 million positive impact of foreign currency fluctuations, as cover price increases and digital subscriber growth were more than offset by the impact of print volume declines.

Revenues at the Australian newspapers were $962 million for the nine months ended March 31, 2018, an increase of $19 million, or 2%, compared to revenues of $943 million in the corresponding period of fiscal 2017. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $33 million, or 3%, for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017. Circulation and subscription revenues increased $16 million due to the acquisition of ARM and the $11 million positive impact of foreign currency fluctuations, as cover price increases and digital subscriber growth were more than offset by the impact of print volume declines. Advertising revenues were flat, including the $18 million positive impact of foreign currency fluctuations, as the acquisition of ARM and $13 million of digital advertising growth were more than offset by the $64 million impact of weakness in the print advertising market and the $8 million impact resulting from the sale of Perth Sunday Times in November 2016.

News UK

Revenues were $277 million for the three months ended March 31, 2018, an increase of $25 million, or 10%, as compared to revenues of $252 million in the corresponding period of fiscal 2017. Advertising revenues increased $11 million, primarily due to the $9 million positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $7 million, primarily due to the $16 million positive impact of foreign currency fluctuations, as the impact of single-copy volume declines, mainly at The Sun, more than offset the impact of cover price increases across mastheads. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $31 million for the three months ended March 31, 2018 as compared to the corresponding period of fiscal 2017.

Revenues were $813 million for the nine months ended March 31, 2018, an increase of $28 million, or 4%, as compared to revenues of $785 million in the corresponding period of fiscal 2017. Advertising revenues increased $12 million, primarily due to the $15 million positive impact of foreign currency fluctuations, as weakness in the print advertising market more than offset digital advertising growth. Circulation and subscription revenues increased $3 million, primarily due to the $24 million positive impact of foreign currency fluctuations and the $12 million impact of cover price increases across mastheads, partially offset by the $28 million impact of single-copy volume declines, mainly at The Sun. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $48 million for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017.

News America Marketing

Revenues at News America Marketing were $258 million for the three months ended March 31, 2018, a decrease of $13 million, or 5%, as compared to revenues of $271 million in the corresponding period of fiscal 2017. The decrease was primarily related to lower home delivered revenues of $10 million, mainly due to lower volume, partially offset by one additional free-standing insert, and lower domestic in-store product revenues of $8 million during the three months ended March 31, 2018.

Revenues at News America Marketing were $704 million for the nine months ended March 31, 2018, a decrease of $61 million, or 8%, as compared to revenues of $765 million in the corresponding period of fiscal 2017. The decrease was primarily related to lower home delivered revenues of $63 million, mainly due to three fewer free-standing inserts and lower custom publishing during the nine months ended March 31, 2018.

Book Publishing (20% of the Company’s consolidated revenues in the nine months ended March 31, 2018 and 2017)

	For the three months ended March 31,				For the nine months ended March 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$381	$359	$22	6%	$1,220	$1,183	$37	3%
Other	17	15	2	13%	48	46	2	4%

Total Revenues	398	374	24	6%	1,268	1,229	39	3%
Operating expenses	(275)	(267)	(8)	(3)%	(858)	(845)	(13)	(2)%
Selling, general and administrative	(80)	(70)	(10)	(14)%	(237)	(224)	(13)	(6)%

Segment EBITDA	$43	$37	$6	16%	$173	$160	$13	8%

For the three months ended March 31, 2018, revenues at the Book Publishing segment increased $24 million, or 6%, as compared to the corresponding period of fiscal 2017. The increase was primarily due to the $10 million positive impact of foreign currency fluctuations, strong frontlist and backlist sales in the general books category, including The Woman in the Window by A.J. Finn, and the continued success of The Subtle Art Of Not Giving A F*ck by Mark Manson, and higher sales in the Christian publishing category, including The Rock, the Road, and the Rabbi by Kathie Lee Gifford. Digital sales represented approximately 22% of Consumer revenues during the three months ended March 31, 2018. Digital sales increased approximately 5% as compared to the corresponding period of fiscal 2017 primarily due to growth in downloadable audio books.

For the three months ended March 31, 2018, Segment EBITDA at the Book Publishing segment increased $6 million, or 16%, as compared to the corresponding period of fiscal 2017. The increase was primarily due to the higher revenues discussed above and the mix of titles.

Revenues at the Book Publishing segment increased $39 million, or 3%, for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017. The increase was primarily due to the $20 million positive impact of foreign currency fluctuations, strong frontlist and backlist sales in the general books category, including The Subtle Art Of Not Giving A F*ck by Mark Manson, The Pioneer Woman Cooks: Come and Get it! by Ree Drummond and The Woman in the Window by A.J. Finn, and higher U.K. sales. These increases were partially offset by lower foreign language publishing revenues. Digital sales represented approximately 19% of Consumer revenues during the nine months ended March 31, 2018. Digital sales increased approximately 4% as compared to the corresponding period of fiscal 2017 primarily due to growth in downloadable audio books.

For the nine months ended March 31, 2018, Segment EBITDA at the Book Publishing segment increased $13 million, or 8%, as compared to the corresponding period of fiscal 2017. The increase was primarily due to the higher revenues discussed above and the mix of titles, partially offset by higher employee costs.

Digital Real Estate Services (13% and 11% of the Company’s consolidated revenues in the nine months ended March 31, 2018 and 2017, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$34	$36	$(2)	(6)%	$104	$107	$(3)	(3)%
Circulation and subscription	14	13	1	8%	42	44	(2)	(5)%
Real estate	208	168	40	24%	633	525	108	21%
Other	23	2	21	**	63	11	52	**

Total Revenues	279	219	60	27%	842	687	155	23%
Operating expenses	(36)	(27)	(9)	(33)%	(101)	(85)	(16)	(19)%
Selling, general and administrative	(155)	(117)	(38)	(32)%	(439)	(365)	(74)	(20)%

Segment EBITDA	$88	$75	$13	17%	$302	$237	$65	27%

**	not meaningful

For the three months ended March 31, 2018, revenues at the Digital Real Estate Services segment increased $60 million, or 27%, as compared to the corresponding period of fiscal 2017. At REA Group, revenues increased $41 million, or 35%, to $158 million for the three months ended March 31, 2018 from $117 million in the corresponding period of fiscal 2017. The higher revenues were primarily due to an increase in Australian residential depth revenue, a $15 million contribution from the acquisition of Smartline and the $6 million positive impact of foreign currency fluctuations. Revenues at Move increased $15 million, or 15%, to $115 million for the three months ended March 31, 2018 from $100 million in the corresponding period of fiscal 2017 primarily due to an increase in ConnectionsSM for Buyers product revenues driven by improvement in yield optimization and growth in leads and customers.

For the three months ended March 31, 2018, Segment EBITDA at the Digital Real Estate Services segment increased $13 million, or 17%, as compared to the corresponding period of fiscal 2017. The increase in Segment EBITDA was primarily the result of higher contribution from REA Group of $19 million, partially offset by lower contribution from Move of $5 million as the higher revenues noted above were partially offset by $13 million in higher costs associated with higher revenues and $12 million of higher marketing costs, primarily at Move, to drive audience growth.

Revenues at the Digital Real Estate Services segment increased $155 million, or 23%, for the nine months ended March 31, 2018 as compared to the corresponding period of fiscal 2017. At REA Group, revenues increased $104 million, or 27%, to $494 million for the nine months ended March 31, 2018 from $390 million in the corresponding period of fiscal 2017. The higher revenues were primarily due to an increase in Australian residential depth revenue, a $41 million contribution from the acquisition of Smartline and the $16 million positive impact of foreign currency fluctuations. These increases were partially offset by the $19 million impact resulting from the sale of REA Group’s European business in December 2016. Revenues at Move increased $46 million, or 16%, to $332 million for the nine months ended March 31, 2018 from $286 million in the corresponding period of fiscal 2017 primarily due to an increase in ConnectionsSM for Buyers product revenues driven by improvement in yield optimization and growth in leads and customers.

For the nine months ended March 31, 2018, Segment EBITDA at the Digital Real Estate Services segment increased $65 million, or 27%, as compared to the corresponding period of fiscal 2017. The increase in Segment EBITDA was the result of higher contributions from REA Group and Move of $57 million and $9 million, respectively, primarily due to the higher revenues noted above, partially offset by $39 million in higher costs associated with higher revenues and $19 million of higher marketing costs, primarily at Move, to drive audience growth.

Cable Network Programming (6% of the Company’s consolidated revenues in the nine months ended March 31, 2018 and 2017)

	For the three months ended March 31,				For the nine months ended March 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Advertising	$18	$17	$1	6%	$60	$58	$2	3%
Circulation and subscription	109	102	7	7%	327	291	36	12%
Other	2	3	(1)	(33)%	7	5	2	40%

Total Revenues	129	122	7	6%	394	354	40	11%
Operating expenses	(102)	(80)	(22)	(28)%	(284)	(234)	(50)	(21)%
Selling, general and administrative	(11)	(8)	(3)	(38)%	(34)	(21)	(13)	(62)%

Segment EBITDA	$16	$34	$(18)	(53)%	$76	$99	$(23)	(23)%

**	not meaningful

For the three months ended March 31, 2018, revenues at the Cable Network Programming segment increased $7 million, or 6%, and Segment EBITDA decreased $18 million, or 53%, as compared to the corresponding period of fiscal 2017. The revenue increase for the three months ended March 31, 2018 was primarily due to the $4 million positive impact of foreign currency fluctuations. The decrease in Segment EBITDA was mainly due to the timing of programming amortization related to the launch of a dedicated National Rugby League channel at FOX SPORTS Australia and higher National Rugby League programming rights costs.

For the nine months ended March 31, 2018, revenues at the Cable Network Programming segment increased $40 million, or 11%, and Segment EBITDA decreased $23 million, or 23%, as compared to the corresponding period of fiscal 2017. The revenue increase was primarily due to the acquisition of ANC, which contributed $20 million of revenue to the increase for the nine months ended March 31, 2018, higher affiliate revenues at FOX SPORTS Australia, and the $10 million positive impact of foreign currency fluctuations. The decrease in Segment EBITDA was primarily due to the timing of programming amortization related to the launch of a dedicated National Rugby League channel at FOX SPORTS Australia, higher National Rugby League programming rights costs and $5 million of transaction costs related to the combination of Foxtel and FOX SPORTS Australia, partially offset by lower other sports programming rights costs.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of March 31, 2018, the Company’s cash and cash equivalents were $2,112 million. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future. As described in greater detail below, in October 2013, the Company established a revolving credit facility of $650 million, which terminates on October 23, 2020. The Company may request that the commitments be extended under certain circumstances as set forth in the credit agreement and may also request increases in the amount of the facility up to a maximum amount of $900 million. In addition, the Company expects to have access to the worldwide capital markets, subject to market conditions, in order to issue debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the Company’s performance, (ii) its credit rating or absence of a credit rating, (iii) the liquidity of the overall capital markets and (iv) the current state of the economy. There can be no assurances that the Company will continue to have access to the capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for further discussion.

As of March 31, 2018, the Company’s consolidated assets included $1,082 million in cash and cash equivalents that was held by its foreign subsidiaries. $150 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company. The Tax Act was enacted on December 22, 2017. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries. It is estimated that the deemed repatriation tax will be approximately $34 million, which was recorded to income tax expense. The estimate may change, possibly materially, due to among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act.

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

In April 2018, News Corp and Telstra completed the Transaction to combine Foxtel and FOX SPORTS Australia. The combined company includes Foxtel’s total debt of $1.7 billion as of March 31, 2018, as well as programming and other commitments, including the Australian Cricket Rights acquired in April 2018. The principal sources of liquidity of the new combined company are internally generated funds and Foxtel’s available credit facilities.

Issuer Purchases of Equity Securities

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. On May 10, 2015, the Company announced it had begun repurchasing shares of Class A Common Stock under the stock repurchase program. No stock repurchases were made during the nine months ended March 31, 2018. Through May 4, 2018, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of May 4, 2018 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2017, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 18, 2017 to stockholders of record at the close of business on September 13, 2017. In February 2018, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on April 18, 2018 to stockholders of record as of March 14, 2018. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

Sources and Uses of Cash—For the nine months ended March 31, 2018 versus the nine months ended March 31, 2017

Net cash provided by operating activities from continuing operations for the nine months ended March 31, 2018 and 2017 was as follows (in millions):

For the nine months ended March 31,	2018	2017
Net cash provided by operating activities from continuing operations	$465	$224

Net cash provided by operating activities from continuing operations increased by $241 million for the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017. The increase was primarily due to the absence of NAM Group’s settlement payments of $256 million during the nine months ended March 31, 2017, lower restructuring payments of $29 million and higher Total Segment EBITDA, partially offset by higher working capital primarily due to the reversal of a portion of the previously accrued net liability related to the U.K. Newspaper Matters as a result of an agreement reached with the relevant tax authority and certain timing related items, as well as higher net tax payments of $22 million.

Net cash used in investing activities from continuing operations for the nine months ended March 31, 2018 and 2017 was as follows (in millions):

For the nine months ended March 31,	2018	2017
Net cash used in investing activities from continuing operations	$(144)	$(49)

Net cash used in investing activities from continuing operations was $144 million for the nine months ended March 31, 2018 as compared to net cash used in investing activities from continuing operations of $49 million for the corresponding period of fiscal 2017. During the nine months ended March 31, 2018, the Company used $62 million of cash for acquisitions, primarily for the acquisition of Smartline, and $200 million for capital expenditures. The net cash used in investing activities from continuing operations for the nine months ended March 31, 2018 was partially offset by proceeds from the sale of the SEEKAsia cost method investment of $122 million. Capital expenditures for the year ending June 30, 2018 are expected to be higher than the prior year due to additional technology spending and office relocations to drive future savings.

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

Net cash used in financing activities from continuing operations for the nine months ended March 31, 2018 and 2017 was as follows (in millions):

For the nine months ended March 31,	2018	2017
Net cash used in financing activities from continuing operations	$(234)	$(152)

The increase in net cash used in financing activities from continuing operations for the nine months ended March 31, 2018 as compared to the net cash used in financing activities from continuing operations in the corresponding period of fiscal 2017 was primarily due to repayment of REA Group’s facility that was due December 2017 of $93 million during the nine months ended March 31, 2018.

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

The Company considers free cash flow available to News Corporation to provide useful information to management and investors about the amount of cash that is available to be used to strengthen the Company’s balance sheet and for strategic opportunities including, among others, investing in the Company’s business, strategic acquisitions, dividend payouts and repurchasing stock. The Company believes excluding REA Group’s free cash flow and including dividends received from REA Group provides users of its consolidated financial statements with a measure of the amount of cash flow that is readily available to the Company, as REA Group is a separately listed public company in Australia and must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company believes free cash flow available to News Corporation provides a more conservative view of the Company’s free cash flow because this presentation includes only that amount of cash the Company actually receives from REA Group, which has generally been lower than the Company’s unadjusted free cash flow.

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

The following table presents a reconciliation of net cash provided by continuing operating activities to free cash flow available to News Corporation:

	For the nine months ended March 31,
	2018	2017
	(in millions)
Net cash provided by continuing operating activities	$465	$224
Less: Capital expenditures	(200)	(168)

	265	56
Less: REA Group free cash flow	(144)	(128)
Plus: Cash dividends received from REA Group	63	53

Free cash flow available to News Corporation	$184	$(19)

Free cash flow available to News Corporation increased $203 million in the nine months ended March 31, 2018 to $184 million from ($19) million in the corresponding period of fiscal 2017, primarily due to higher cash provided by operating activities as discussed above, partially offset by higher capital expenditures.

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

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Credit Agreement may be declared immediately due and payable. As of March 31, 2018, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of March 31, 2018, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

REA Group Unsecured Revolving Loan Facility

REA Group entered into an A$480 million unsecured syndicated revolving loan facility agreement in connection with the acquisition of iProperty (the “REA Facility”). The REA Facility consists of three sub facilities of A$120 million, A$120 million and A$240 million which are due in December 2017, December 2018 and December 2019, respectively. In February 2016, REA Group drew down the full A$480 million (approximately $340 million as of such date) available under the REA Facility, and the proceeds, less lenders’ fees of $1 million, were used to fund the iProperty acquisition. During the three months ended December 31, 2017, REA Group repaid A$120 million (approximately $93 million) for its sub facility due December 2017. Remaining borrowings under the REA Facility were A$360 million (approximately $280 million). Borrowings under the REA Facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of March 31, 2018, REA Group was paying a margin of between 0.95% and 1.05%. REA Group paid approximately $2 million and $7 million in interest for the three and nine months ended March 31, 2018, respectively, at a weighted average interest rate of 2.8% and 2.7%, respectively.

The REA Facility requires REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of March 31, 2018, REA Group was in compliance with all of the applicable debt covenants.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of March 31, 2018 have not changed significantly from the disclosures included in the 2017 Form 10-K.

Contingencies

The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed in Note 9 to the Consolidated Financial Statements. The outcome of these matters and claims is subject to significant uncertainty, and the Company often cannot predict what the eventual outcome of pending matters will be or the timing of the ultimate resolution of these matters. Fees, expenses, fines, penalties, judgments or settlement costs which might be incurred by the Company in connection with the various proceedings could adversely affect its results of operations and financial condition.

The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. See Note 9 – Commitments and Contingencies in the accompanying Consolidated Financial Statements.

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal year ended June 30, 2017:

	U.S.	Australian	British Pound
	Dollars	Dollars	Sterling
Fiscal year ended June 30, 2017
Revenues	47%	29%	19%
Operating and Selling, general, and administrative expenses	47%	26%	20%

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to the discussion set forth under “Legal Proceedings” in the Company’s 2017 Form 10-K, as supplemented by the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as supplemented by the Company’s Quarterly Reports on Form 10-Q for the period ended September 30, 2017 and December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

10.1	Amendment No. 3, dated as of March 29, 2018, to the Credit Agreement, dated as of October 23, 2013, among the Company, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, JPMorgan Chase Bank, N.A., as designated agent, and the other parties thereto.*

10.2	NC Transaction, Inc. Restoration Plan, amended and restated as of February 28, 2018.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three and nine months ended March 31, 2018 and 2017 (unaudited); (ii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended March 31, 2018 and 2017 (unaudited); (iii) Consolidated Balance Sheets as of March 31, 2018 (unaudited) and June 30, 2017 (audited); (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and 2017 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Susan Panuccio
Susan Panuccio
Chief Financial Officer

Date: May 11, 2018