Form 10-K
period 2018-06-30
NEWS CORP
filed 2018-08-15
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $6,174,195,534, based upon the closing price of $16.21 per share as quoted on The Nasdaq Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $2,007,010,583, based upon the closing price of $16.60 per share as quoted on The Nasdaq Stock Market on that date.

As of August 7, 2018, 383,389,025 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I

ITEM 1. BUSINESS

OVERVIEW

The Company

News Corporation (the “Company,” “News Corp,” “we,” “us,” or “our”) is a global diversified media and information services company focused on creating and distributing authoritative and engaging content to consumers and businesses throughout the world. The Company comprises businesses across a range of media, including: news and information services, book publishing, digital real estate services and subscription video services in Australia, that are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal, Dow Jones, The Australian, Herald Sun, The Sun, The Times, HarperCollins Publishers, Foxtel, FOX SPORTS Australia, realestate.com.au, realtor.com®, talkSPORT and many others.

The Company’s commitment to premium content makes its properties a premier destination for news, information and entertainment. The Company delivers its content to consumers across various distribution platforms consisting not only of traditional print and television, but also through an array of digital platforms including websites, applications for mobile devices and tablets, social media and e-book devices. The Company is focused on pursuing integrated strategies across its businesses to maximize revenue opportunities from the distribution of its content, including by continuing to capitalize on the growth in digital consumption of high-quality content. The Company believes that the increasing number of media choices and formats will allow it to continue to deliver its content in a more engaging, timely and personalized manner and provide opportunities to more effectively monetize its content via strong customer relationships and more compelling and engaging advertising solutions. The Company is pursuing multiple strategies to exploit these opportunities, including sharing technologies and practices across geographies and businesses and bundling selected offerings to provide greater value to consumers and advertising partners.

The Company’s diversified revenue base includes advertising sales, recurring subscriptions, circulation copies, sales of real estate listing products, licensing fees, affiliate fees, direct sales and sponsorship sales. Headquartered in New York, the Company operates primarily in the United States, Australia and the U.K., and its content is distributed and consumed worldwide. The Company’s operations are organized into five reporting segments: (i) News and Information Services; (ii) Book Publishing; (iii) Digital Real Estate Services; (iv) Subscription Video Services; and (v) Other, which includes the Company’s general corporate overhead expenses, corporate Strategy Group and costs related to the U.K. Newspaper Matters, as defined in “Item 3. Legal Proceedings.”

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Fiscal 2018, fiscal 2017 and fiscal 2016 included 52, 52 and 53 weeks, respectively. Unless otherwise noted, all references to the fiscal years ended June 30, 2018, June 30, 2017 and June 30, 2016 relate to the fiscal years ended July 1, 2018, July 2, 2017 and July 3, 2016, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

Corporate Information

News Corporation is a Delaware corporation originally organized on December 11, 2012 in connection with its separation (the “Separation”) from Twenty-First Century Fox, Inc. (formerly named News Corporation) (“21st Century Fox”), which was completed on June 28, 2013 (the “Distribution Date”). In connection with the Separation, the Company assumed the name “News Corporation.” Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Annual Report”) to the “Company,” “News Corp,” “we,” “us,” or “our” means News Corporation and its subsidiaries. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 416-3400. The Company’s Class A and Class B Common Stock are listed on The Nasdaq Global

Select Market (“Nasdaq”) under the trading symbols “NWSA” and “NWS,” respectively, and CHESS Depositary Interests (“CDIs”) representing the Company’s Class A and Class B Common Stock are listed on the Australian Securities Exchange (“ASX”) under the trading symbols “NWSLV” and “NWS,” respectively. More information regarding the Company is available on its website at www.newscorp.com, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available, free of charge, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on the Company’s website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings it makes with the SEC.

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

BUSINESS OVERVIEW

Foxtel and FOX SPORTS Australia Combination

In April 2018, News Corp and Telstra Corporation Limited (“Telstra”) combined their respective 50% interests in Foxtel and News Corp’s 100% interest in FOX SPORTS Australia into a new company, NXE Australia Pty Limited (the “Transaction”), which is referred to as “new Foxtel” in this Annual Report. Following completion of the Transaction, News Corp owns a 65% interest in new Foxtel, with Telstra owning the remaining 35%. The results of new Foxtel are included within the former Cable Network Programming segment, which has been renamed the Subscription Video Services segment.

Business Segments

The Company’s five reporting segments are described below. For financial information regarding the Company’s segments and operations in geographic areas, see Note 20 to the Financial Statements. For information regarding revenues generated by the principal products and services of each segment and pro forma financial information reflecting the Transaction, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the fiscal year ended June 30, 2018
	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$5,119	$392
Book Publishing	1,758	244
Digital Real Estate Services	1,141	401
Subscription Video Services	1,004	173
Other	2	(138)

Total	$9,024	$1,072

News and Information Services

The Company’s News and Information Services segment consists primarily of Dow Jones, News Corp Australia, News UK, the New York Post and News America Marketing. This segment also includes Unruly, a global video advertising marketplace, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency that enables the Company to source real-time video content through social media platforms. The News and Information Services segment generates revenue primarily through sales of print and digital advertising and circulation and subscriptions to its print and digital products. Advertising revenues at the News and Information Services segment are subject to seasonality, with revenues typically being highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies.

Dow Jones

Dow Jones is a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, applications for mobile devices, tablets and e-book readers, newsletters, magazines, proprietary databases, live journalism, video and podcasts. Dow Jones’s products, which target individual consumer and enterprise customers, include The Wall Street Journal, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Barron’s, MarketWatch and DJX. Dow Jones’s revenue is diversified across business-to-consumer and business-to-business subscriptions, circulation, advertising, including custom content, sponsorships, licensing fees for its print and digital products and participation fees for its live journalism events. For the year ended June 30, 2018, consumer products and professional information products represented approximately 73% and 27%, respectively, of total Dow Jones revenues.

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

provides analysis, commentary and opinions on a wide range of topics, including business developments and trends, economics, financial markets, investing, science and technology, lifestyle, culture and sports. WSJ’s print products are printed at plants located around the U.S., including seven owned by the Company. WSJ sells regional advertising in three major U.S. regional editions (Eastern, Central and Western) and 21 smaller sub-regional editions. WSJ’s digital products offer both free and premium content and are comprised of WSJ.com, WSJ mobile products, including a responsive design website and applications for multiple mobile devices (WSJ Mobile), and live and on-demand video through WSJ.com and other platforms such as YouTube, Internet-connected television and set-top boxes (WSJ Video). For the 12 months ended June 30, 2018, WSJ Mobile (including WSJ.com accessed via mobile devices, as well as applications) accounted for approximately 55% of visits to WSJ’s digital news and information products according to Adobe Analytics.

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

•

Live Journalism. Dow Jones offers a number of conferences and events throughout the year, including WSJ D.Live, its C-suite conferences such as CEO and CFO Council, the Women In series, the Future Of series, Global Food Forum and Barron’s Summits. These live journalism programs offer advertisers and sponsors the opportunity to reach a select group of influential leaders from industry, finance, government and policy. Many of these programs also earn revenue from participation fees charged to attendees.

The following table provides information regarding issue sales and subscriptions for certain Dow Jones consumer products:

	The Wall Street Journal(1)		Barron’s(1)
(in 000’s)	Average Global Issue Sales(2)	Average Global Subscriptions	Average Global Issue Sales(2)	Average Global Subscriptions
Print(3)	1,036	885	308	298
Digital Only	1,604	1,590	202	202
Total	2,640	2,475	510	500

(1)	Based on internal data for the period from April 2, 2018 to July 1, 2018, with independent assurance provided by Pricewaterhouse Coopers LLP UK.
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

The following table provides information regarding the digital platforms for certain Dow Jones consumer products:

FY2018 Average Monthly Visits(1)
WSJ	91 million
MarketWatch	58 million
WSJDN	162 million

(1)	Includes visits via websites and mobile device and tablet applications based on Adobe Analytics for the 12 months ended June 30, 2018.

Professional Information Products

Dow Jones’s professional information products, which target enterprise customers, combine news and information with technology and tools that inform decisions and aid awareness, research and understanding. These products consist of its Knowledge and Insight, Dow Jones Risk & Compliance and Dow Jones Newswires products, which represented 47%, 26% and 27%, respectively, of fiscal 2018 professional information product revenues. Specific products include the following:

•	Knowledge and Insight. Dow Jones Knowledge and Insight products provide data and analysis from curated sources and include:

Factiva. Factiva is a leading provider of global business content, built on an archive of important original and licensed publishing sources. This combination of business news and information, plus sophisticated tools, helps professionals find, monitor, interpret and share essential information. As of June 30, 2018, there were approximately 1.2 million activated Factiva users, including both institutional and individual accounts. Factiva offers content from over 33,000 global news and information sources from over 200 countries and in 28 languages. Factiva leverages complex metadata extraction and text mining to help its customers build precise searches and alerts to access and monitor this data.

DJX. DJX is comprised of a bundle of underlying products, including Factiva, Dow Jones Newswires, certain Private Equity & Venture Capital products, certain Risk & Compliance products, WSJ.com and Barrons.com.

•

Dow Jones Risk & Compliance. Dow Jones Risk & Compliance products provide data solutions for customers focused on anti-corruption, anti-money laundering, monitoring embargo and sanction lists and other compliance requirements. Dow Jones’s solutions allow customers to filter their business transactions and partners against its data to identify regulatory, corporate and reputational risk, and request follow-up due diligence reports. Products include online risk data and negative news searching tools such as Risk Database Search/Research/Premium and the Risk & Compliance Portal for batch screening. Feed services include Dow Jones Watchlist, Dow Jones Anti-Corruption, Dow Jones Sanction Alert and Adverse Media Entities. In addition, Dow Jones produces customized Due Diligence Reports to assist its customers with regulatory compliance.

•

Dow Jones Newswires. Dow Jones Newswires distributes real-time business news, information, analysis, commentary and statistical data to financial professionals and investors worldwide. It publishes, on average, over 14,000 news items each day, which are distributed via terminals, trading platforms and websites reaching hundreds of thousands of financial professionals. This content also reaches millions of individual investors via customer portals and the intranets of brokerage and trading firms, as well as digital media publishers.

News Corp Australia

News Corp Australia is one of the leading news and information providers in Australia by readership, owning over 200 newspapers covering a national, regional and suburban footprint. During the year ended May 31, 2018, its daily, Sunday, weekly and bi-weekly newspapers were read by over 8.4 million Australians on average every week. In addition, its digital mastheads and other websites are among the leading digital news properties in Australia based on monthly unique audience data.

News Corp Australia’s news portfolio includes The Australian and The Weekend Australian (National), The Daily Telegraph and The Sunday Telegraph (Sydney), Herald Sun and Sunday Herald Sun (Melbourne), The Courier Mail and The Sunday Mail (Brisbane) and The Advertiser and Sunday Mail (Adelaide), as well as paid digital platforms for each. In addition, News Corp Australia owns a large number of community newspapers in all major capital cities and leading regional publications in Geelong, across the state of Queensland and in the capital cities of Hobart and Darwin.

The following table provides information regarding key properties within News Corp Australia’s portfolio:

	Average Daily Paid Print Circulation(1)	Total Paid Subscribers for Combined Masthead (Print and Digital)(2)	Total Monthly Audience for Combined Masthead (Print and Digital)(3)
The Australian (Mon – Fri)	88,581	135,783	3.2 million
The Weekend Australian (Sat)	215,228
The Daily Telegraph (Mon – Sat)	192,007	114,203	4.6 million
The Sunday Telegraph	334,209
Herald Sun (Mon – Sat)	278,066	108,801	4.1 million
Sunday Herald Sun	325,592
The Courier Mail (Mon – Sat)	125,010	80,291	3.0 million
The Sunday Mail	259,689
The Advertiser (Mon – Sat)	106,171	85,770	1.5 million
Sunday Mail	166,139

(1)	For the year ended June 30, 2018, based on internal sources.
(2)	As of June 30, 2018, based on internal sources.
(3)

For the month of May 2018, based on Enhanced Media Metrics Australia (“EMMA”) average monthly print data for the year ended May 31, 2018 and Nielsen desktop, mobile and tablet audience data for May 2018. EMMA data incorporates more frequent sampling and combines both online usage derived from Nielsen data and print usage into a single metric that removes any audience overlap.

News Corp Australia’s broad portfolio of digital properties also includes news.com.au, the leading general interest site in Australia that provides breaking news, finance, entertainment, lifestyle, technology and sports news and delivers an average monthly unique audience of approximately 9.1 million based on Nielsen monthly total audience ratings for the year ended June 30, 2018. In addition, News Corp Australia owns other premier properties such as taste.com.au, a leading food and recipe site, and kidspot.com.au, a leading parenting website, as well as various other digital media assets. As of June 30, 2018, News Corp Australia’s other assets included a 13.5% interest in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets, and a 30.2% interest in Hipages Group Pty Ltd., which operates a leading on-demand home improvement services marketplace.

News UK

News UK publishes The Sun, The Sun on Sunday, The Times and The Sunday Times, which are leading newspapers in the U.K that together accounted for approximately one-third of all national newspaper sales as of June 30, 2018. The Sun is the most read national newspaper in the U.K., and The Times and The Sunday Times are the leading quality U.K. news brands across print and digital audiences, based on PAMCo data for the year ended March 31, 2018. News UK’s newspapers (except some Saturday and Sunday supplements) are printed at News UK’s world-class printing facilities in England, Scotland and Ireland. In addition to revenue from advertising, circulation and subscription sales for its print and digital products, News UK generates revenue by providing third party printing services through these facilities and is one of the largest contract printers in the U.K. News UK also distributes content through its digital platforms, including its websites, thesun.co.uk, thetimes.co.uk and thesundaytimes.co.uk, as well as mobile and tablet applications. News UK’s online and mobile offerings include the rights to show English Premier League Football match clips across its digital platforms. In addition, News UK has assembled a portfolio of complementary ancillary product offerings, including Sun Bingo. The following table provides information regarding News UK’s news portfolio:

	Print Average Issue Readership(1)	Average Daily Paid Print Circulation(2)	Paid Subscribers(3)	Online Global Monthly Unique Visitors(5)
The Sun (Mon – Sat)	3,180,000	1,451,584	N/A	85 million

The Sun on Sunday	2,746,000	1,224,119	N/A

The Times (Mon – Sat)	1,007,000	428,034	173,000 (print)(4) 219,000 (digital)	N/A

The Sunday Times	1,777,000	721,808	213,000 (print)(4) 243,000 (digital)	N/A

(1)	Based on Publishers Audience Measurement Company (“PAMCo”) data for the 12 months ended March 31, 2018.
(2)	Based on Audit Bureau of Circulation (“ABC”) data for the six months ended June 30, 2018.
(3)	As of June 30, 2018, based on internal sources.
(4)

In addition to their print and digital-only products, The Times and The Sunday Times sell print and digital products bundled into one subscription, which is counted only once, under “print,” in the table above.

(5)	Based on ABC Electronic (Omniture) data for the month ended June 30, 2018.

New York Post

NYP Holdings (“NYP”) is the publisher of the New York Post (the “Post”), NYPost.com, PageSix.com, Decider.com and related mobile and tablet applications and social media channels. The Post is the oldest continuously published daily newspaper in the U.S., with a focus on coverage of the New York metropolitan area. The Post provides a variety of general interest content ranging from breaking news to business analysis, and is known in particular for its comprehensive sports coverage, famous headlines and its iconic Page Six section, an authority on celebrity news. The print version of the Post is primarily distributed in New York, where it is printed in a printing facility in the Bronx, as well as throughout the Northeast, Florida and California, where it uses Dow Jones’s printing facilities or third party printers. For the three months ended June 30, 2018, average weekday circulation based on Alliance for Audited Media data, including mobile and tablet application digital editions, was 422,424. In addition, the Post Digital Network, which includes NYPost.com, PageSix.com and Decider.com, reached approximately 99.2 million unique users on average each month during the quarter ended June 30, 2018 according to Google Analytics. NYP also co-produces “Page Six TV,” a daily television show modeled after the Post’s Page Six section and delivering in-the-know gossip and news from entertainment, culture, the media, finance, real estate and politics.

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

Book Publishing

The Company’s Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world based on global revenue, with operations in 18 countries. HarperCollins publishes and distributes consumer books globally through print, digital and audio formats. Its digital formats include e-books and downloadable audio books for tablets, e-book readers and mobile devices. HarperCollins owns more than 120 branded imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson.

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

As of June 30, 2018, HarperCollins offered approximately 100,000 publications in digital formats, and nearly all of HarperCollins’ new titles, as well as the majority of its entire catalog, are available as e-books. Digital sales, comprising revenues generated through the sale of e-books as well as downloadable audio books, represented approximately 19% of global consumer revenues for the fiscal year ended June 30, 2018. With the widespread adoption of electronic formats by consumers, HarperCollins is publishing a number of titles in digital formats before, or instead of, publishing a print edition.

During fiscal 2018, HarperCollins U.S. had 118 titles on the New York Times print and digital bestseller lists, with 20 titles hitting number one, including Hillbilly Elegy by J.D. Vance, The Hate U Give by Angie Thomas, The Subtle Art of Not Giving a F*ck by Mark Manson, The Woman in the Window by A.J. Finn, Hidden Figures by Margot Lee Shetterly, Hello, Universe by Erin Hunter, Dear Girl by Amy Krouse Rosenthal & Paris Rosenthal, Big Nate by Lincoln Pierce, The Pioneer Woman Cooks: Come and Get It by Ree Drummond, and The Plant Paradox by Steven R. Grundy.

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

Digital Real Estate Services

The Company’s Digital Real Estate Services segment consists of its 61.6% interest in REA Group, a publicly-traded company listed on ASX (ASX: REA), and its 80% interest in Move. The remaining 20% interest in Move is held by REA Group.

REA Group

REA Group is a market-leading digital media business specializing in property, with operations focused on property and property-related advertising and services, as well as financial services.

Property and Property-Related Advertising and Services

REA Group advertises property and property-related services on its websites and mobile applications across Australia and Asia. REA Group’s Australian operations include realestate.com.au and realcommercial.com.au, Australia’s leading residential and commercial property websites, as well as its media and property-related services businesses, serving the display media market and markets adjacent to property, respectively. For the year ended June 30, 2018, combined average monthly visits on all platforms were approximately 74.6 million for realestate.com.au and over 25.0 million for realcommercial.com.au based on Nielsen Online Market Intelligence Home and Fashion Suite and Nielsen Digital Content Ratings data. The realestate.com.au mobile application has been downloaded over 7.9 million times and launched more than any other property application according to Nielsen Digital Content Ratings. Realestate.com.au derives the majority of its revenue from its core property advertising listing products and monthly advertising subscriptions from real estate agents and property developers. Realestate.com.au offers a product hierarchy which enables real estate agents and property developers to upgrade listing advertisements to increase their prominence on the site, as well as a variety of targeted products, including media display advertising products. Realcommercial.com.au generates revenue through three main sources: agent subscriptions, agent branding and listing products. The media business offers unique advertising opportunities on both realestate.com.au and realcommercial.com.au to property developers and other relevant markets, including utilities and telecommunications, insurance, finance, automotive and retail. REA Group also provides residential property data services to the financial sector through the recently acquired Hometrack Australia Pty Ltd.

REA Group’s international operations consist of property sites throughout Asia and include iProperty Group Limited, which operates leading property portals across Malaysia and Indonesia and prominent portals in Hong Kong, Thailand and Singapore. iProperty continued to strengthen its leadership in Malaysia and Indonesia in fiscal 2018 with the release of new applications and responsive websites, and in Singapore, visits to its new property portal, iproperty.com.sg, increased 116% between its launch in October 2017 and June 30, 2018 according to SimilarWeb. REA Group also operates Chinese site myfun.com, which supports REA Group’s businesses in other geographic markets by showcasing residential property listings to Chinese buyers and investors, and delivers leads to agents. REA Group’s other assets include an approximate 14% interest in Elara Technologies Pte. Ltd. (“Elara”), a leading online real estate services provider in India that owns and operates PropTiger.com, Housing.com and Makaan.com, and a 20% interest in Move, as referenced above.

Financial Services

In fiscal 2018, REA Group launched its financial services offering, encompassing realestate.com.au Home Loans, an end-to-end digital property search and financing experience, and mortgage broking services, both through an integrated mortgage broking solution, as well as Smartline Home Loans Pty Limited, one of Australia’s premier mortgage broking companies. The financial services business generates revenue primarily through fees and commissions from lenders, mortgage brokers and other customers.

REA Group competes primarily with other property websites in its geographic markets, including domain.com.au in Australia.

Move

Move is a leading provider of online real estate services in the U.S. Move primarily operates realtor.com®, a premier real estate information and services marketplace, under a perpetual agreement and trademark license with the National Association of Realtors® (“NAR”). Through realtor.com®, consumers have access to over 130 million properties across the U.S., including an extensive collection of homes and properties listed and displayed for sale and a large database of “off-market” properties. Realtor.com® and its related mobile applications display approximately 98% of all Multiple Listing Services (“MLS”)-listed, for-sale and rental properties in the U.S., which are primarily sourced directly from relationships with MLSs across the country. Approximately 95% of its for-sale listings are updated at least every 15 minutes, on average, with the remaining listings updated daily. Realtor.com®’s content attracts a highly engaged consumer audience. Based on internal data, realtor.com® and its mobile sites had 63 million average monthly unique users during the quarter ended June 30, 2018. These users viewed an average of over two billion pages and spent an average of nearly two billion minutes on the realtor.com® website and mobile applications each month.

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

Move competes primarily with other real estate websites and mobile applications focused on the U.S. real estate market, including zillow.com and trulia.com.

Subscription Video Services

The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and Internet Protocol, or IP, distribution, and consists of (i) its 65% interest in new Foxtel and (ii) Australian News Channel Pty Ltd (“ANC”). The remaining 35% interest in new Foxtel is held by Telstra.

New Foxtel

New Foxtel is the largest pay-TV provider in Australia, delivering over 200 channels (including standard definition channels, high definition versions of some of those channels and audio and interactive channels) covering sports, general entertainment, movies, documentaries, music, children’s programming and news. New Foxtel offers the leading sports programming content in Australia, with a suite of sports channels that includes FOX SPORTS 501, FOX LEAGUE, FOX SPORTS 503, FOX FOOTY, FOX SPORTS 505, FOX SPORTS 506, FOX SPORTS MORE and FOX SPORTS NEWS. It also expects to launch a new FOX CRICKET channel beginning with the 2018 cricket season. New Foxtel’s channels together broadcast over 13,000 hours of live sports programming per year, encompassing both live national and international licensed sports events such as National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming, as well as other featured original and licensed premium sports content tailored to the Australian market. New Foxtel’s premium entertainment and news content includes television programming from HBO, FOX and Universal, among others, 29 channels owned and operated by new Foxtel, including general entertainment and movie channels, and an extensive range of movie programming sourced through arrangements with major U.S. studios.

New Foxtel’s channels are distributed to subscribers via both Telstra’s hybrid fibrecoaxial cable network and a long-term contracted satellite platform provided by Optus. Cable and satellite distribution is enabled by new Foxtel’s set-top boxes, including the iQ3. New Foxtel also offers versions of its services via the Internet through Foxtel Now, an Internet television service available on a number of compatible devices (including the Foxtel Now box, mobile phones, tablets, personal computers, Chromecast, Telstra TV, Sony PlayStation, Xbox One and select smart TVs). In addition, cable, satellite and Foxtel Now subscribers have access to Foxtel App, an Internet television companion service that allows subscribers to watch new Foxtel’s content via mobile devices and tablets. New Foxtel also offers a triple play bundle product, which consists of new Foxtel’s existing pay-TV services, sold together with broadband and home phone services. In addition to its pay-TV services, New Foxtel operates foxsports.com.au, a leading general sports website in Australia, and Watch NRL and Watch AFL internationally.

New Foxtel generates revenue primarily through subscription revenue as well as advertising revenue. Results at new Foxtel can fluctuate due to the timing and mix of its local and international sports programming, as expenses associated with licensing certain programming rights are recognized during the applicable season or event. The following table provides information regarding certain key performance indicators for new Foxtel:

FY 2018
Total Subscribers(1)	2,824,645
ARPU(2)	A$80.45 (US$59.58)
Churn(3)	13.8%

(1)

Subscribing households and residential equivalent business units throughout Australia as of June 30, 2018. Total number of subscribers represents total residential and commercial subscribers to the Company’s pay-TV services through cable, satellite and IP distribution, including subscribers obtained through third-party distribution relationships. Commercial subscribers are calculated as residential equivalent units, which are derived by dividing total revenue from these subscribers by an estimated average residential ARPU (as defined below) which is held constant through the year. Customers receiving service for no charge under certain new subscriber promotions are excluded from the Company’s subscriber count.

(2)

Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the year ended June 30, 2018. The Company calculates Broadcast ARPU by dividing broadcast package revenues for the period, net of customer credits, promotions and other discounts, by average cable and satellite residential subscribers for the period and dividing by the number of months in the period. Average cable and satellite residential subscribers for the period is calculated by adding the beginning and ending cable and satellite residential subscribers for the period and dividing by two.

(3)

Broadcast residential subscriber churn rate (Broadcast subscriber churn) for the year ended June 30, 2018. Broadcast subscriber churn represents the number of cable and satellite residential subscribers whose service is disconnected, expressed as a percentage of the average total number of cable and satellite residential subscribers, presented on an annual basis. The Company calculates Broadcast subscriber churn by dividing the total number of disconnected cable and satellite residential subscribers for the period, net of reconnects and transfers, by the average subscribers for the period, which is calculated by adding the beginning and ending cable and satellite residential subscribers for the period and dividing by two. This amount is then divided by the number of days in the period and multiplied by 365 days to present churn on an annual basis.

New Foxtel competes for audiences primarily with the Free To Air (“FTA”) TV operators in Australia, including the three major commercial FTA networks and two major government-funded FTA broadcasters, as well as other pay-TV operators, IP television, or IPTV, providers and subscription video-on-demand, or SVOD, services such as Fetch TV, Netflix, Stan, Amazon Prime Video, hayu and Mubi. The Company believes that new Foxtel’s premium and exclusive content, wide array of digital and mobile features that enable subscribers to record, rewind, discover and watch content, its investment in On Demand capability and programming and benefits through broadband bundling enable it to offer subscribers a compelling alternative to its competitors.

Australian News Channel

ANC operates 10 channels featuring the latest in news, politics, sports, entertainment, public affairs, business and weather. ANC is licensed by Sky International AG to use Sky trademarks and domain names in connection with its operation and distribution of channels and services. ANC’s channels consist of Sky News Live, Sky News Business, Fox Sports News, Sky News Weather, Sky News UK, Sky News Extra, Sky News Extra 1, Sky News Extra 2, Sky News Extra 3 and Sky News New Zealand. ANC channels are distributed throughout Australia and New Zealand and available on Foxtel and Sky Network Television NZ. ANC also owns and operates the international Australia Channel IPTV service and offers content across a variety of digital media platforms, including mobile, podcasts and social media websites. In addition, ANC has program supply arrangements with third parties such as WIN Corporation. ANC primarily generates revenue through monthly affiliate fees received from pay-TV providers based on the number of subscribers and advertising.

ANC competes primarily with other news providers in Australia and New Zealand via its subscription television channels, third party content arrangements and free domain website. Its Australia Channel IPTV service also competes against “over-the-top” IPTV subscription-based news providers in regions outside of Australia and New Zealand.

Other

The Other segment includes the Company’s general corporate overhead expenses, corporate Strategy Group and costs related to the U.K. Newspaper Matters. The Company’s Strategy Group identifies new products and services across the Company’s businesses to increase revenues and profitability and targets and assesses potential acquisitions, investments and dispositions. Initiatives include News IQ, the Company’s data-driven digital advertising platform that enables targeting and engagement of premium audiences at scale across the Company’s network of assets. As part of its ongoing role in assessing potential acquisitions and investments, the Strategy Group also oversaw the Company’s acquisitions of Move, a leading provider of online real estate services in the U.S., Unruly, a global video advertising marketplace and Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K. The Strategy Group also oversees the Company’s strategic digital investments in India, including Elara, which owns PropTiger.com, Housing.com and Makaan.com.

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

Australian Media Regulation

The Company’s subscription television interests are subject to Australia’s regulatory framework for the broadcasting industry, including the Australian Broadcasting Services Act 1992 (Cth) (the “Broadcasting Services Act”) and the Telecommunications Act 1997 (Cth) (the “Telecommunications Act”) and associated Codes. The key regulatory body for the Australian broadcasting industry is the Australian Communications and Media Authority.

Key regulatory issues for subscription television providers include: (a) anti-siphoning restrictions—currently under the ‘anti-siphoning’ provisions of the Broadcasting Services Act, subscription television providers are prevented from acquiring rights to televise certain listed events (for example, the Olympic Games and certain Australian Rules football and cricket matches) unless national and commercial television broadcasters have not obtained these rights 26 weeks before the start of the event or the rights to televise are also held by commercial television licensees who have rights to televise the event to more than 50% of the Australian population or the rights to televise are also held by one of Australia’s two major government-funded broadcasters; (b) other parts of the Broadcasting Services Act that may impact the Company’s ownership structure and operations and restrict its ability to take advantage of acquisition or investment opportunities; and (c) various consumer protection regimes under the Telecommunications Act and associated Codes, which apply to new Foxtel as a telecommunications service provider.

Data Privacy and Security

The Company’s business activities are subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve and have implications for how such data is managed. For example, in the U.S., certain of the Company’s websites, mobile applications and other online business activities are subject to the Children’s Online Privacy Protection Act of 1998, which prohibits websites from collecting personally identifiable information online from children under age 13 without prior parental consent. In addition, the Federal Trade Commission continues to expand its application of general consumer protection laws to commercial data practices, including to the use of personal and profiling data from online users to deliver targeted Internet advertisements. More state and local governments are also expanding, enacting or proposing data privacy laws that govern the collection and use of personal data of their residents and increase penalties and afford private rights of action to individuals in certain circumstances for failure to comply, and most states have enacted legislation requiring businesses to provide notice to state agencies and to individuals whose personally identifiable information has been disclosed as a result of a data breach.

Similar laws and regulations have been implemented in many of the other jurisdictions in which the Company operates, including the European Union and Australia. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which is intended to provide a uniform set of rules for personal data processing throughout the European Union and to replace the existing Data Protection Directive (Directive 95/46/EC). Fully applicable and enforceable as of May 25, 2018, the GDPR expands the regulation of the collection, processing, use and security of personal data, contains stringent conditions for consent from data subjects, strengthens the rights of individuals, including the right to have personal data deleted upon request, continues to restrict the trans-border flow of such data, requires companies to conduct privacy impact assessments to evaluate data processing operations that are likely to result in a high risk to the rights and freedoms of individuals, requires mandatory data breach reporting and notification, significantly increases maximum penalties for non-compliance (up to 20 million Euros, or approximately 23 million U.S. dollars, or 4% of an entity’s worldwide annual turnover in the preceding financial year, whichever is higher) and increases the enforcement powers of the data protection authorities. The European Union is also considering an update to its Privacy and Electronic Communication (e-Privacy) Directive with a regulation to, among other things, amend the current directive’s rules on the use of cookies and opt-outs.

In 2016, the European Commission adopted a new mechanism for the transfer of personal data from the European Union to the United States called the Privacy Shield. The Company has not certified to, and does not rely on, the Privacy Shield framework for data transfers among the Company’s businesses and instead relies on other mechanisms. However, certain of the Company’s service providers do rely on the Privacy Shield. The Privacy Shield is subject to significant uncertainty, including an annual review procedure by U.S. and E.U. authorities, that could affect the Company’s or its service providers’ obligations thereunder. The other mechanisms that the Company and certain of its service providers rely on to address the European data protection requirements for transfers of data, including the European Union Standard Contractual Clauses, are also subject to uncertainty and legal challenges. Challenges to existing data transfer mechanisms, and any future legal challenges to data transfer mechanisms that may be adopted, could cause the Company to incur additional costs, require it to change business practices or affect the manner in which it provides its services.

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

U.K. Press Regulation

As a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, a Press Recognition Panel responsible for approving, overseeing and monitoring a new press regulatory body or bodies was established. Once approved by the Press Recognition Panel, the new press regulatory body or bodies would be responsible for overseeing participating publishers. In addition to the new Press Recognition Panel, legislation has been passed that provides that publishers who are not members of an approved regulator may be liable for exemplary damages in certain cases where such damages are not currently awarded and, if Section 40 of the Crime and Courts Act 2013 is enacted, the payment of costs for both parties in libel actions in certain circumstances.

Publications representing the majority of the industry in the U.K., including News UK, entered into binding contracts to form an alternative new regulator instead, the Independent Press Standards Organisation, or IPSO. IPSO currently has no plans to apply for recognition from the Press Recognition Panel. IPSO has an independent chairman and a 12-member board, the majority of which are independent. IPSO oversees the Editors’ Code of Practice, requires members to implement appropriate internal governance processes and requires self-reporting of any failures, provides a complaints handling service, has the ability to require publications to print corrections and has the power to investigate serious or systemic breaches of the Editors’ Code of Practice and levy fines of up to £1 million. IPSO has also introduced a pilot arbitration scheme to resolve claims against publications. The burdens IPSO imposes on its print media members, including the Company’s newspaper publishing businesses in the U.K., may result in competitive disadvantages versus other forms of media and may increase the costs of regulatory compliance.

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

Intellectual Property

The Company’s intellectual property assets include: copyrights in newspapers, books, television programming and other content and technologies; trademarks in names and logos; trade names; domain names; and licenses of intellectual property rights. These licenses include: (1) the sports programming rights licenses for the National Rugby League, Australian Football League, Cricket Australia, Football Federation Australia and Australian Rugby Union described in Note 16 to the Financial Statements; (2) licenses from various third parties, including ARRIS, of patents and other technology for the set-top boxes and related operating and conditional access systems used in the Company’s pay-TV business; (3) the trademark license from NAR for the realtor.com® trademark and website address, as well as the REALTOR® trademark (the “NAR License”); and (4) the trademark licenses from Twentieth Century Fox Film Corporation and Fox International Channels (US) Inc. for the use of FOX formative trademarks used in the Company’s pay-TV and sports programming businesses in Australia (the “Fox Licenses”). In addition, its intellectual property assets include patents or patent applications for inventions related to its products, business methods and/or services, none of which are material to its financial condition or results of operations. The Company derives value and revenue from these assets through, among other things, print and digital newspaper and magazine subscriptions and sales, subscriptions to its pay-TV services and distribution and/or licensing of its television programming to cable and satellite television services, the sale, distribution and/or licensing of print and digital books, the sale of subscriptions to its content and information services and the operation of websites and other digital properties.

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

Employees

As of June 30, 2018, the Company had approximately 28,000 employees, of whom approximately 9,000 were located in the U.S., 5,000 were located in the U.K. and 10,000 were located in Australia. Of the Company’s employees, approximately 6,000 were represented by various employee unions. The contracts with such unions will expire during various times over the next several years. The Company believes its current relationships with employees are generally good.

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

The Company’s Businesses Face Significant Competition from Other Sources of Content, and its Success Depends on its Ability to Compete Effectively.

The Company’s businesses face significant competition from other sources of news, information and entertainment content, including both traditional and new content providers. This competition has intensified as a result of the continued development of new digital and other technologies and platforms, and the Company may be adversely affected if consumers migrate to other media alternatives. For example, advertising and circulation revenues in the Company’s News and Information Services segment may continue to decline, reflecting general trends in the newspaper industry such as declining newspaper buying by younger audiences and consumers’ increasing reliance on a variety of content providers, including news aggregation websites, social media platforms and customized news feeds, for the delivery of news and information through the Internet, often without charge. In addition, due to the increased availability of high-speed Internet access and innovations in content distribution platforms that enable streaming and downloading of programming, consumers are now more readily able to watch Internet-delivered content on smart TVs, computers, tablets, streaming devices and mobile devices through a variety of providers. These include IPTV providers and SVOD services such as Fetch TV, Netflix, Stan, Amazon Prime Video, hayu and Mubi, as well as programmers and distributors such as CBS, Disney and the FTA networks that have begun providing content, including smaller, lower-cost programming packages, directly to consumers over the Internet, in some cases also without charge. The increasing number of choices available to consumers for video content may cause subscribers to the Company’s pay-TV services to disconnect their services, downgrade to smaller, less expensive programming packages or purchase certain services from other providers that they would have historically purchased from the Company. This may, in turn, adversely affect both the Company’s subscription revenue and advertisers’ willingness to purchase television advertising from the Company.

The Company’s ability to compete effectively depends upon its ability to differentiate and distinguish its products and services and anticipate and adapt to changes in consumer tastes and behaviors, which in turn, depends on many factors both within and beyond its control. For example, the Company relies on audience acceptance of the high-quality differentiated content in its newspapers, book titles, pay-TV programming and radio stations in order to retain and grow their audiences, consumers and subscribers. Similarly, the success of the Company’s digital real estate services business depends in part on providing more comprehensive, current and accurate real estate listing data than its competitors, which the Company generally obtains through short-term arrangements with MLSs, real estate brokers, real estate agents and other third parties that may not be renewed and/or may be terminated with limited or no notice. However, when faced with a multitude of media choices, consumers may place greater value on when, where, how and at what price they consume content than they do on the source, quality or reliability of such content. Online traffic is also driven by Internet search results and referrals from social media and other platforms. Search engine results are based on algorithms that change frequently, and social media and other platforms may also vary their emphasis on what content to highlight for users. Any failure to successfully manage and adapt to these changes across the Company’s businesses could result in significant decreases in traffic to the Company’s digital properties, lower advertiser interest in those properties and increased costs if free traffic is replaced with paid traffic or otherwise adversely affect the Company’s business.

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

Technology continues to evolve rapidly, and the resulting changes in consumer behavior and preferences create constant opportunities for new and existing competitors that can quickly render the Company’s products and services less valuable. For example, alternative methods for the delivery, storage and consumption of digital content, including the distribution of news and other content through social networking tools and on mobile and other devices, often without charge, Internet and mobile distribution of video content via streaming and downloading and digital distribution models for books, have empowered consumers to seek more control over when, where, how and at what price they consume content. Enhanced Internet capabilities and the development of new media channels may continue to reduce the demand for the Company’s newspapers, television programs and other products and the price consumers are willing to pay for such products. In addition, other technological developments, such as those allowing consumers to skip, fast forward through or block advertisements, may cause changes in consumer behavior that could adversely affect the attractiveness of the Company’s offerings to advertisers.

Other digital platforms and technologies, such as user-generated sites and self-publishing tools, have also reduced the effort and expense of producing and distributing content on a wide scale, allowing digital content providers, customers, suppliers and other third parties to compete with the Company, often at a lower cost. This trend may drive down the price consumers are willing to spend on the Company’s products disproportionately to the costs associated with generating content and result in relatively low barriers to entry for competing Internet-based products and services. Additional digital distribution channels, such as the Internet and online retailers, have presented, and may continue to present, challenges to the Company’s businesses, including its traditional book publishing model, which could adversely affect sales volume and/or pricing.

The Company must continue to acquire, develop, adopt, upgrade and exploit new and existing technologies to ensure that its products and services remain relevant and useful for consumers and customers and are delivered in the manner in which consumers and customers wish to consume them. The Company may be required to incur significant capital expenditures and other costs in order to respond to new technologies, new and enhanced offerings from its competitors and changes in consumer behavior, and to attract and retain employees with the skill sets and knowledge base needed to successfully operate its digital and other businesses. For example, the Company expects to make significant investments in its pay-TV business as it continues to develop and improve the capabilities of its services, including potential new SVOD services. The development of new strategies and technologically advanced products is a complex and uncertain process, and there is a risk that the Company may not be able to develop and market these opportunities in a timely or cost-effective manner and that its responses and strategies to remain competitive, including new product offerings and the distribution of its content on a “pay” basis, may not be accepted by consumers. The Company’s failure to respond to and develop new technologies, distribution channels and platforms, products, services and business models to take advantage of advancements in technology and the latest consumer preferences could cause its customer, audience and/or user base or its advertisers to decline, in some cases precipitously, and could have a significant adverse effect on its businesses, asset values, financial condition and results of operations.

A Decline in Customer Advertising Expenditures in the Company’s Newspaper and Other Businesses Could Cause its Revenues and Operating Results to Decline Significantly.

The Company derives substantial revenues from the sale of advertising through its newspapers, integrated marketing services, digital media properties, cable channels and other pay-TV programming and radio stations. The Company’s ability to generate advertising revenue is dependent on a number of factors, including: (1) demand for the Company’s products and services, (2) audience fragmentation, (3) digital advertising trends, (4) its ability to offer advertising products and formats sought by advertisers, (5) general economic and business conditions, (6) demographics of the customer base, (7) advertising rates and (8) advertising effectiveness.

Demand for the Company’s products and services depends upon the Company’s ability to differentiate those products and services and anticipate and adapt to changes in consumer behaviors and is evaluated based on a variety of metrics. For example, circulation levels for the Company’s newspapers, ratings points for its cable channels and number of listeners for its radio stations are among the factors advertisers consider when determining the amount of advertising to purchase from the Company as well as advertising rates. For the Company’s digital media properties, including its digital real estate services sites, advertisers evaluate consumer demand using metrics such as the number of visits, number of users and user engagement. Any difficulty or failure in accurately measuring demand, particularly demand generated through new platforms, may lead to under-measurement and, in turn, lower advertising pricing and spending.

The increasing popularity of digital media among consumers as a source of news and other content has driven a corresponding shift in advertising from traditional channels to digital platforms. This shift has significantly impacted the Company’s print advertising revenues in particular, which have declined in each of its last three fiscal years. The development of new devices and technologies, as well as higher consumer engagement with other forms of digital media such as online and mobile social networking, are increasing the number of media choices and formats available to audiences, resulting in audience fragmentation and increased competition for advertising. The range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. In addition, in the past, rates have been generally lower for mobile advertising than for desktop advertising. As a result, increasing consumer reliance on mobile devices may add additional pricing pressure. Consequently, the Company’s digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption.

The digital advertising market also continues to undergo significant changes that may further impact digital advertising revenues. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are playing a more significant role in the advertising marketplace and may cause further downward pricing pressure. New delivery platforms may also lead to loss of distribution and pricing control and loss of a direct relationship with consumers. In addition, evolving standards for the delivery of digital advertising, as well as the development and adoption of technology designed to block, change the location of, or obscure, the display of advertising on websites and mobile devices and/or block or delete cookies, may also negatively impact digital advertising revenues. As the digital advertising market continues to evolve, the Company’s ability to compete successfully for advertising budgets will depend on, among other things, its ability to drive scale, engage and grow digital audiences, derive better demographic and other information about its users, develop new digital advertising products and formats such as branded and other custom content, and video and mobile advertising, and prove the value of its advertising and the effectiveness of the Company’s platforms to its advertising customers, including through more targeted, data-driven offerings. In recent years, large digital platforms such as Facebook and Google, which have extensive audience reach and targeting capabilities, have commanded an increasing share of the digital advertising market, and the Company expects this trend may continue.

The Company’s print and digital advertising revenue is also affected generally by overall national and local economic and business conditions, including consumer spending, housing sales, auto sales, unemployment rates and job creation, advertisers’ budgeting and buying patterns, which tend to be cyclical, as well as federal, state and local election cycles. In addition, certain sectors of the economy account for a significant portion of the Company’s advertising revenues, including retail, technology and finance. Some of these sectors, such as retail, are more susceptible to weakness in economic conditions and have also been under pressure from increased online competition. A decline in the economic prospects of these and other advertisers or the economy in general could alter current or prospective advertisers’ spending priorities or result in consolidation or closures across various industries, which may also reduce the Company’s overall advertising revenue.

While the Company has adopted a number of strategies and initiatives to address these challenges, there can be no guarantee that its efforts will be successful. If the Company is unable to demonstrate the continuing value of its various platforms and high-quality content and brands or offer advertisers unique multi-platform advertising programs, its results may suffer. Reduced demand for the Company’s offerings, a decrease in advertising expenditures by the Company’s customers or a surplus of advertising inventory could lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s businesses and assets, results of operations and financial condition.

The Inability to Obtain and Retain Sports and Other Programming Rights Could Adversely Affect the Revenue of Certain of the Company’s Operating Businesses, and Programming Costs Could Also Increase Upon Renewal.

Competition for popular programming that is licensed from third parties is intense, and the success of certain of the Company’s operating businesses, including its pay-TV business, will depend on, among other things, their ability to obtain and retain desirable programming and deliver it to subscribers and audiences at competitive prices. The pay-TV industry in particular has continued to experience higher programming costs due to, among other things, (1) increases imposed by sports and other programmers when offering new programming or upon the expiration of existing contracts; (2) the carriage of incremental programming, including new services and SVOD programming; and (3) increased competition from other digital media companies, including SVOD providers, for the rights to popular or exclusive content. Certain of the Company’s operating businesses, including its pay-TV business, are party to contracts for sports and other programming rights with various third parties, including professional sports leagues and teams, television and motion picture producers and other suppliers. These contracts have varying durations and renewal terms, and as they expire, renewals on favorable terms may be sought. However, third parties may outbid the Company for those rights and/or for any new programming offerings. In addition, professional sports leagues or teams may create their own direct-to-consumer sports offerings or the renewal costs could substantially exceed the original contract cost. The loss of rights could impact the extent of the sports coverage and the availability of other popular entertainment programming offered by the Company and lead to customer or audience dissatisfaction or, in some cases, loss of customers or audiences, which could, in turn, adversely affect its revenues. In addition, the Company’s results could be adversely affected if upon renewal, escalations in programming rights costs are unmatched by increases in subscriber and carriage fees and advertising rates.

The Company Has Made and May Continue to Make Strategic Acquisitions and Investments That Introduce Significant Risks and Uncertainties.

In order to position its business to take advantage of growth opportunities, the Company has made and may continue to make strategic acquisitions and investments that involve significant risks and uncertainties. These risks and uncertainties include, among others: (1) the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other anticipated benefits, (3) the potential loss of key employees of the acquired businesses, (4) with respect to investments, risks associated with the inability to control the operations of the business, (5) the risk of diverting the attention of the Company’s senior management from the Company’s operations, (6) the risks associated with integrating financial reporting and internal control systems, (7) the difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses, (8) in the case of foreign acquisitions and investments, the impact of specific economic, tax, currency, political, legal and regulatory risks associated with the relevant countries, (9) liabilities, both known and unknown, associated with the acquired businesses or investments and (10) in some cases, increased regulation.

If any acquired business or investment, including the recent combination of Foxtel and FOX SPORTS Australia, fails to operate as anticipated or an acquired business cannot be successfully integrated with the Company’s existing businesses, the Company’s business, results of operations, financial condition and reputation could be adversely affected, and the Company may be required to record non-cash impairment charges for the write-down of certain acquired assets.

Fluctuations in Foreign Currency Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.

The Company is exposed to foreign currency exchange rate risk with respect to its consolidated debt when the debt is denominated in a currency other than the functional currency of the operations whose cash flows support the ability to repay or refinance such debt. As of June 30, 2018, the new Foxtel operating subsidiaries, whose functional currency is Australian dollars, had $575 million aggregate principal amount of outstanding indebtedness denominated in U.S. dollars. The Company’s policy is to hedge against the risk of foreign currency exchange rate movements with respect to this exposure where commercially reasonable. However, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties to those arrangements.

In addition, the Company is exposed to foreign currency translation risk because it has significant operations in a number of foreign jurisdictions and certain of its operations are conducted in currencies other than the Company’s reporting currency, primarily the Australian dollar and the British pound sterling. Since the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on the Company’s earnings when the results of those operations that are reported in foreign currencies are translated into U.S. dollars for inclusion in the Company’s consolidated financial statements, which could, in turn, have an adverse effect on its reported results of operations in a given period or in specific markets. In particular, exchange rates between the U.S. dollar and the British pound sterling are expected to remain volatile due to continued political uncertainty in the U.K. and the negotiation of its exit from the European Union, commonly referred to as “Brexit.”

Weak Domestic and Global Economic Conditions and Volatility and Disruption in the Financial and Other Markets May Adversely Affect the Company’s Business.

The U.S. and global economies have undergone, and continue to experience, periods of economic and market uncertainty, including as a result of recent trade disputes between a number of countries. These conditions have in the past resulted in, among other things, a general tightening in the credit and capital markets, limited access to the credit and capital markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, lower consumer net worth and a dramatic decline in the real estate market. The resulting pressure on the labor and retail markets and the downturn in consumer confidence weakened the economic climate in certain markets in which the Company does business and had an adverse effect on its business, results of operations, financial condition and liquidity, including advertising revenues. Any continued or recurring economic weakness could further impact the Company’s business, reduce its advertising and other revenues and negatively impact the performance of its newspapers, television operations, books, digital real estate services business, radio stations and other consumer products and services. In addition, further volatility and disruption in the financial markets could make it more difficult and expensive for the Company to obtain financing. These conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company, including as a result of their inability to obtain capital on acceptable terms. The Company is particularly exposed to certain Australian business risks, including specific Australian legal and regulatory risks, consumer preferences and competition, because it holds a substantial amount of Australian assets and generated approximately 32% of its fiscal 2018 revenues from Australia. As a result, the Company’s results of operations may be adversely affected by negative developments in the Australian market. The Company also generated approximately 16% of its fiscal 2018 revenues from the U.K., which continues to experience political, regulatory, economic and market uncertainty as it negotiates the terms of Brexit. While the impact of Brexit is difficult to predict, it could significantly affect the fiscal, monetary, political and regulatory landscape, lead other member countries to consider leaving the European Union, result in the diminishment or elimination of barrier-free access between the U.K. and other European Union member states and additional volatility and disruption in the financial and other markets and have an adverse impact on the Company’s businesses in the U.K. and elsewhere. Although the Company believes that its capitalization, operating cash flow and current access to credit and capital markets, including the Company’s revolving credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that any further volatility and disruption in domestic and global credit and capital markets will not impair the Company’s liquidity or increase its cost of borrowing.

The Company Relies on Network and Information Systems and Other Technology Whose Failure or Misuse Could Cause a Disruption of Services or Loss or Improper Disclosure of Personal Data, Business Information, Including Intellectual Property, or Other Confidential Information, Resulting in Increased Costs, Loss of Revenue, Reputational Damage or Other Harm to the Company’s Business.

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities and contain the Company’s proprietary, confidential and sensitive business information, including personal data of its customers and personnel. The Company also relies on third party providers for certain technology and “cloud-based” systems and services that support a variety of business operations. Network and information systems-related events affecting the Company’s systems, or those of third parties upon which the Company’s business relies, such as computer compromises, cyber threats and attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, equipment failure, natural disasters (including extreme weather), terrorist activities, war, human or technological error or malfeasance that may affect such systems, could result in disruption of the Company’s business and/or loss, corruption or improper disclosure of personal data, business information, including intellectual property, or other confidential information. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery and business continuity planning may not be sufficient to address all potential cyber events. Unauthorized parties may also fraudulently induce the Company’s employees or other agents to disclose sensitive or confidential information in order to gain access to the Company’s systems, facilities or data, or those of third parties with whom the Company does business. In addition, any design or manufacturing defects in, or the improper implementation of, hardware or software applications the Company develops or procures from third parties could unexpectedly compromise information security.

In recent years, there has been a rise in the number of cyberattacks on companies’ network and information systems, and such attacks have become more sophisticated, targeted and difficult to detect and prevent against. As a result, the risks associated with such an event continue to increase, particularly as the Company’s digital businesses expand. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and incidents, none of which have been material to the Company to date, individually or in the aggregate. While the Company and its vendors have developed and implemented security measures and internal controls that are designed to protect personal data, business information, including intellectual property, and other confidential information, to prevent data loss, and to prevent or detect security breaches, such security measures cannot provide absolute security and may not be successful in preventing these events from occurring, particularly given that techniques used to access, disable or degrade service, or sabotage systems change frequently, and any network and information systems-related events could require the Company to expend significant resources to remedy such event. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. While the Company maintains cyber risk insurance, this insurance may not be sufficient to cover all losses from any future breaches of the Company’s systems.

A significant failure, compromise, breach or interruption of the Company’s systems, or those of third parties upon which its business relies, could result in a disruption of its operations, including degradation or disruption of service, equipment damage, customer, audience or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations and enforcement actions, lawsuits, remediation costs, a loss of customers, audience, advertisers or revenues and other financial losses. If any such failure, interruption or similar event results in the improper disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including financial, personal and credit card data, as well as confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. In addition, media or other reports of perceived security vulnerabilities to the Company’s systems or those of third parties upon which its business relies, even if nothing has actually been attempted or occurred, could also adversely impact the Company’s brand and reputation and materially affect its business.

The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.

As a result of adverse developments in the Company’s industry and challenging economic and market conditions, the Company may recognize impairment charges for write-downs of goodwill, intangible assets, investments and other long-lived assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s financial results. When the Company acquires a business, it records goodwill in an amount equal to the excess of the fair value of the acquired business over the fair value of the identifiable assets and liabilities, including intangible assets, as of the acquisition date. The Company’s management must regularly evaluate goodwill and other intangible assets expected to contribute indefinitely to the Company’s cash flows in order to determine whether, based on projected discounted future cash flows, the carrying value for such assets exceeds current fair value and the Company should recognize an impairment. In accordance with GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including newspaper mastheads, distribution networks, publishing imprints, radio broadcast licenses, trademarks and trade names, publishing rights and customer relationships, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as prevailing conditions in the business environment, credit and capital markets or the economy generally and actual or projected operating results, require the performance of an interim impairment assessment of those assets, as well as other investments and long-lived assets, or require the Company to engage in any additional business restructurings to address these conditions. For example, any significant shortfall, now or in the future, in advertising revenue, the expected popularity of the programming for which the Company has acquired rights and/or consumer acceptance of new products, including new SVOD services, could lead to a downward revision in the fair value of certain reporting units. Any downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or other long-lived assets could result in additional impairments for which non-cash charges would be required. Any such charge could be material to the Company’s reported results of operations. For example, in fiscal 2018, the Company recognized non-cash impairment charges of $280 million, primarily related to News America Marketing and FOX SPORTS Australia, and a $957 million non-cash write-down of its investment in Foxtel. In addition, as of June 30, 2018, the Company had approximately $170 million of goodwill that is at risk for future impairment because the fair value of the corresponding reporting unit was equal to its carrying value. The Company may also incur additional restructuring charges in the future if it is required to further realign its resources in response to significant shortfalls in revenue or other adverse trends.

There Can Be No Assurance That the Company Will Have Access to the Credit and Capital Markets on Terms Acceptable to It, and the Significant Leverage of its new Foxtel Operating Subsidiaries Could Limit the Ability of Those Subsidiaries to Access the Credit and Capital Markets and Have Other Adverse Effects.

From time to time the Company may need or desire to access the credit and capital markets to obtain financing. Although the Company believes that the sources of capital currently in place, including the Company’s revolving credit facility, will permit the Company to finance its operations for the foreseeable future on acceptable terms and conditions, the Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors. In addition, as a result of the Transaction, the Company now consolidates the debt of its new Foxtel operating subsidiaries. Those subsidiaries have significant leverage that could limit or prevent them from incurring additional debt or refinancing or otherwise extending the maturities of their existing debt. As of June 30, 2018, the new Foxtel operating subsidiaries’ total outstanding indebtedness was $1.6 billion, including $370 million due in fiscal 2019, with the remainder having various maturities through fiscal 2025. Factors impacting the Company’s ability to access the credit and capital markets include, but are not limited to: (1) the financial performance of the Company and/or its operating subsidiaries, as applicable; (2) the Company’s credit ratings or absence of a credit rating and/or the credit rating of its operating subsidiaries, as applicable; (3) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents (collectively, the “Debt Documents”); (4) the liquidity of the overall credit and capital markets; and (5) the state of the economy. There can be no assurance that the Company (particularly as a company that currently has no credit rating) will continue to have access to the credit and capital markets on terms acceptable to it.

The Company’s consolidated debt could also have other adverse effects. A portion of the outstanding debt bears interest at variable rates, which exposes the Company to the risk of interest rate fluctuations. If interest rates increase, the applicable debt service obligations will increase, which could reduce available cash flow and make it more difficult to make scheduled debt payments and/or limit the amount of cash available for operations, including investments and capital expenditures. Although the Company hedges a portion of the exposure to these interest rate movements, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties to those arrangements. In addition, the new Foxtel operating subsidiaries’ outstanding Debt Documents contain significant financial and operating covenants that may limit their operational and financial flexibility. Subject to certain exceptions, these covenants restrict or prohibit these operating subsidiaries from, among other things, undertaking certain transactions, disposing of properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, giving guarantees, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of other loans and undergoing fundamental business changes. These instruments also generally include financial covenants requiring the new Foxtel operating subsidiaries to maintain specified total debt to EBITDA and interest coverage ratios. In the event any of these covenants are breached and such breach results in a default under any of the new Foxtel operating subsidiaries’ Debt Documents, the lenders or noteholders, as applicable, may accelerate the maturity of the indebtedness under the applicable Debt Documents, which could result in a default under other outstanding Debt Documents and could have a material adverse impact on the Company’s business, results of operation and financial condition.

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

The Company’s Australian operating businesses may be adversely affected by changes in government policy, regulation or legislation, or the application or enforcement thereof, applying to companies in the Australian media industry or to Australian companies in general. This includes:

•

anti-siphoning legislation which currently prevents pay-TV providers such as new Foxtel from acquiring rights to televise certain listed events (for example, the Olympic Games and certain Australian Rules football and cricket matches) unless:

–	national and commercial television broadcasters have not obtained these rights 26 weeks before the start of the event;

–	the rights to televise are also held by commercial television licensees who have rights to televise the event to more than 50% of the Australian population; or

–	the rights to televise are also held by one of Australia’s two major government-funded broadcasters;

•

other parts of the Broadcasting Services Act that regulate ownership interests and control of Australian media organizations. Such legislation may have an impact on the Company’s ownership structure and operations and may restrict its ability to take advantage of acquisition or investment opportunities; and

•	the Telecommunications Act and associated Codes, which apply various consumer protection regimes to new Foxtel as a telecommunications service provider.

The Company’s business activities are also subject to various laws and regulations in the United States and internationally governing the collection, use, sharing, protection and retention of personal data, which have implications for how such data is managed. Many of these laws and regulations continue to evolve, and substantial uncertainty surrounds their scope and application. Complying with these laws and regulations could be costly, require the Company to change its business practices, or limit or restrict aspects of the Company’s business in a manner adverse to its business operations, including by inhibiting or preventing the collection of information that would enable it to provide more targeted, data-driven advertising offerings. The Company’s failure to comply, even if inadvertent or in good faith, or as a result of a compromise, breach or interruption of the Company’s systems by a third party, could result in exposure to enforcement by U.S. federal or state or foreign governments or private actors, as well as significant negative publicity and reputational damage. An example of such a law is the European Union’s GDPR, which recently went into effect and expands the regulation of personal data processing throughout the European Union and significantly increases maximum penalties for non-compliance. See “Governmental Regulation—Data Privacy and Security” for more information. Finally, because some of the Company’s products and services are available on the Internet, it may be subject to laws or regulations exposing it to liability or compliance obligations even in jurisdictions where the Company does not have a substantial presence.

In addition, the Company’s newspaper publishing businesses in the U.K. are subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press. Following the inquiry, the U.K. Government established a Press Recognition Panel responsible for approving and monitoring a new press regulatory body. Publishers who are not members of an approved regulator, including the

Company, may be subject to exemplary damages in privacy and libel cases and, if Section 40 of the Crime and Courts Act 2013 is enacted, the payment of costs for both parties in libel actions in certain circumstances. The majority of the U.K. press, including News UK, has established an alternative regulator, the Independent Press Standards Organisation, or IPSO. IPSO, which has indicated that it does not intend to seek approval by the Press Recognition Panel, has powers to impose burdens on its print media members in the U.K. These powers, which include the ability to impose fines of up to £1 million for systemic breaches of IPSO’s Editor’s Code of Practice, may result in competitive disadvantages versus other forms of media and may increase the costs of regulatory compliance. Depending on the political environment, the second phase of the Leveson inquiry may be commenced, investigating the relationship between the press and the police.

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

Adverse Results from Litigation or Other Proceedings Could Impact the Company’s Business Practices and Operating Results.

From time to time, the Company is party to litigation, as well as to regulatory and other proceedings with governmental authorities and administrative agencies, including with respect to antitrust, tax, data privacy and security, intellectual property and other matters. See “Item 3. Legal Proceedings” and Note 16 to the Financial Statements for a discussion of certain matters. The outcome of these matters and other litigation and proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages, injunctive relief or settlement costs that could adversely affect the Company’s results of operations or financial condition as well as the Company’s ability to conduct its business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel, and other factors.

The Company Could Be Subject to Significant Additional Tax Liabilities, which Could Adversely Affect its Operating Results and Financial Condition.

The Company is subject to taxation in U.S. federal, state and local jurisdictions and various non-U.S. jurisdictions, including Australia and the U.K. The Company’s effective tax rate is impacted by the tax laws, regulations, practices and interpretations in the jurisdictions in which it operates and may fluctuate significantly from period to period depending on, among other things, the geographic mix of the Company’s profits and losses, changes in tax laws and regulations or their application and interpretation, the outcome of tax audits and changes in valuation allowances associated with the Company’s deferred tax assets. Evaluating and estimating the Company’s tax provision, current and deferred tax assets and liabilities and other tax accruals requires significant management judgment, and there are often transactions for which the ultimate tax determination is uncertain.

The Company’s tax returns are routinely audited by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns or positions taken by the Company, and as a result, tax-related settlements or litigation may occur, resulting in additional income tax liabilities against the Company. Although the Company believes it has appropriately accrued for the expected outcome of tax reviews and examinations and any related litigation, the final outcomes of these matters could differ materially from the amounts recorded in the Financial Statements. As a result, the Company may be required to recognize additional charges in its Statements of Operations and pay significant additional amounts with respect to current or prior periods, or its taxes in the future could increase, which could adversely affect its operating results and financial condition.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act instituted significant changes to the U.S. corporate income tax system including, among other things, lowering the corporate tax rate and implementing a partial territorial tax system. The Company recorded provisional charges during fiscal 2018 for certain transitional impacts associated with these changes. In addition, a number of other provisions in the Tax Act do not take effect until fiscal 2019, including changes to limits on the deductions for executive compensation, a tax on global intangible low-taxed income, the base erosion anti-abuse tax and a deduction for foreign-derived intangible income. The Company continues to assess the full impact of the Tax Act, including finalizing the transitional impacts referenced above, and cannot predict the manner in which provisions of the Tax Act or any related regulations, legislation or accounting standards may be interpreted or enforced or whether such interpretation or enforcement may have a material adverse effect on its income tax expense and/or its business, financial condition and results of operations. See Note 19 to the Financial Statements for more information regarding the impact of the Tax Act.

The Company’s International Operations Expose it to Additional Risks that Could Adversely Affect its Business, Operating Results and Financial Condition.

In its fiscal year ended June 30, 2018, approximately 57% of the Company’s revenues were derived outside the U.S., and the Company is focused on expanding the international scope of its operations. There are risks inherent in doing business internationally, including (1) issues related to managing international operations; (2) economic uncertainties and volatility in local markets and political or social instability; (3) potentially adverse changes in tax laws and regulations; (4) compliance with international laws and regulations, including foreign ownership restrictions and data privacy requirements such as the GDPR; (5) compliance with anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the UK Bribery Act; (6) restrictions on repatriation of funds and foreign currency exchange; and (7) compliance with local labor laws and regulations. For example, Brexit may, among other things, adversely affect economic and market conditions in the U.K. and the European Union and create uncertainty around doing business in the U.K., including with respect to data protection and transfer, tax rates and the recruitment and retention of employees. Events or developments related to these and other risks associated with the Company’s international operations could result in reputational harm and have an adverse impact on the Company’s business, financial condition, operating results and prospects. Challenges associated with operating globally may increase as the Company continues to expand into geographic areas that it believes represent the highest growth opportunities.

The Company is Party to Agreements with Third Parties Relating to Certain of its Businesses That Contain Operational and Management Restrictions and/or Other Rights That, Depending on the Circumstances, May Not be in the Best Interest of the Company.

The Company is party to agreements with third parties relating to certain of its businesses that restrict the Company’s ability to take specified actions and contain other rights that, depending on the circumstances, may not be in the best interest of the Company. For example, the Company and Telstra are parties to a Shareholders’ Agreement with respect to new Foxtel containing certain minority protections for Telstra, including standard governance provisions, as well as transfer and exit rights. The Shareholders’ Agreement provides Telstra with the right to appoint two directors to the Board of new Foxtel, as well as Board and shareholder-level veto rights over certain non-ordinary course and/or material corporate actions that may prevent new Foxtel from taking actions that are in the interests of the Company. The Shareholders’ Agreement also provides for (1) certain transfer restrictions, which could adversely affect the Company’s ability to effect such transfers and/or the prices at which those transfers may occur, and (2) exit arrangements, which could, in certain circumstances, force the Company to sell its interest, subject to rights of first and, in some cases, last refusals.

In addition, Move, the Company’s digital real estate services business in the U.S., operates the realtor.com® website under an agreement with NAR that is perpetual in duration. However, NAR may terminate the operating agreement for certain contractually-specified reasons upon expiration of applicable cure periods. If the operating agreement with NAR is terminated, the NAR License would also terminate, and Move would be required to transfer a copy of the software that operates the realtor.com® website to NAR and provide NAR with copies of its agreements with advertisers and data content providers. NAR would then be able to operate a realtor.com® website, either by itself or with another third party.

Theft of the Company’s Content, including Digital Piracy and Signal Theft, may Decrease Revenue and Adversely Affect the Company’s Business and Profitability.

The Company’s success depends in part on its ability to maintain and monetize the intellectual property rights in its content, and theft of its brands, programming, digital content, books and other copyrighted material affects the value of its content. Developments in technology, including the wide availability of higher Internet bandwidth and reduced storage costs, increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material, including from other less-regulated countries into the Company’s primary markets. The Company seeks to limit the threat of content piracy by preventing unauthorized access to such content through the use of encryption of programming content, signal encryption and other security access devices and digital rights management software, as well as by obtaining site blocking orders against pirate streaming and torrent sites and a variety of other actions, both individually and, in some instances, together with industry associations. However, these efforts are not always successful, and the Company cannot ensure that it will be able to reduce or control theft of its content. Moreover, protection of the Company’s intellectual property rights is dependent on the scope and duration of its rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of the Company’s rights, or if existing laws are changed, the Company’s ability to generate revenue from its intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. The proliferation of unauthorized use of the Company’s content may have an adverse effect on its business and profitability by reducing the revenue that the Company potentially could receive from the legitimate sale and distribution of its content.

Failure by the Company to Protect Certain Intellectual Property and Brands Could Adversely Impact the Company’s Results of Operation and Financial Condition.

The Company’s businesses rely on a combination of trademarks, trade names, copyrights, patents, domain names and other proprietary rights, as well as licenses and other contractual arrangements, including licenses relating to sports programming rights, set-top box technology and related systems, the NAR License and the Fox Licenses, to establish, obtain and protect the intellectual property and brand names used in their businesses. The Company believes its proprietary trademarks, trade names, copyrights, patents, domain names and other intellectual property rights are important to its continued success and its competitive position. However, the Company cannot ensure that these intellectual property rights will be upheld if challenged or that these rights will protect the Company against infringement claims by third parties, and effective intellectual property protection may not be available in every country or region in which the Company operates or where its products are available. Any failure by the Company to effectively protect its intellectual property or brands could adversely impact the Company’s results of operations or financial condition. In addition, the Company may be contractually required to indemnify other parties against liabilities arising out of any third party infringement claims.

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control, and any Increase in Newsprint Costs may Adversely Affect the Company’s Business, Results of Operations and Financial Condition.

Newsprint is one of the largest expenses of the Company’s newspaper publishing units. During the quarter ended June 30, 2018, the Company’s average cost per ton of newsprint was approximately 1% lower than its historical average annual cost per ton over the past five fiscal years on a constant currency basis. The price of newsprint has historically been volatile, and a number of factors may cause prices to increase, including: (1) the closure and consolidation of newsprint mills, which has reduced the number of suppliers over the years; (2) the imposition of tariffs or other restrictions on non-U.S. suppliers of paper; (3) an increase in supplier operating expenses due to rising raw material or energy costs or other factors; (4) failure to maintain the Company’s current consumption levels; and (5) the inability to maintain the Company’s existing relationships with its newsprint suppliers. Any increase in the cost of newsprint could have an adverse effect on the Company’s business, results of operations and financial condition.

Damage, Failure or Destruction of Satellites and Transmitter Facilities that the Company’s Pay-TV Business Depends Upon to Distribute its Programming Could Adversely Affect the Company’s Business and Results of Operations.

The Company’s pay-TV business uses satellite systems to transmit its programming to its subscribers and/or authorized sublicensees. The distribution facilities include uplinks, communications satellites and downlinks. In addition, each of the Company’s cable networks uses studio and transmitter facilities. Transmissions may be disrupted or degraded as a result of local disasters, including extreme weather, that damage or destroy on-ground uplinks or downlinks or studio and transmitter facilities, or as a result of damage to a satellite. Satellites are subject to significant operational and environmental risks while in orbit, including anomalies resulting from various factors such as manufacturing defects and problems with power or control systems, as well as environmental hazards such as meteoroid events, electrostatic storms and collisions with space debris. These events may result in the loss of one or more transponders on a satellite or the entire satellite and/or reduce the useful life of the satellite, which could, in turn, lead to a disruption or loss of pay-TV services to the Company’s customers. The Company does not carry commercial insurance for business disruptions or losses resulting from the foregoing events as it believes the cost of insurance premiums is uneconomical relative to the risk. Instead, the Company seeks to mitigate this risk through the maintenance of backup satellite capacity and other contingency plans. However, these steps may not be sufficient, and if the Company is unable to secure alternate distribution, studio and/or transmission facilities in a timely manner, any such disruption or loss could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company’s Pay-TV Business Depends on a Single or Limited Number of Third Party Service Providers and Suppliers for Certain Key Products or Services, and Any Reduction or Interruption in the Supply of These Products and Services or a Significant Increase in Price Could Have an Adverse Effect on the Company’s Business, Results of Operations and Financial Condition.

The Company’s pay-TV business depends on a single or limited number of third party service providers and suppliers to supply certain key products and services necessary to provide its pay-TV services. In particular, the

Company depends on Optus to provide all of its satellite transponder capacity, and ARRIS and Technicolor are the Company’s sole suppliers of satellite and cable set-top boxes and the Foxtel Now box, respectively. If any of these service providers or suppliers breaches or terminates their agreements with the Company or otherwise fails to perform their obligations in a timely manner, experiences operating or financial difficulties, is unable to meet demand due to component shortages, insufficient capacity or otherwise, significantly increases the amount the Company pays for necessary products or services or ceases production of any necessary product, the Company’s business, results of operations and financial condition may be adversely affected. While the Company will seek alternative sources for these products and services where possible, it may not be able to develop these alternative sources quickly and cost-effectively, which could impair its ability to timely deliver its products and services to its subscribers or operate its business.

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

Certain Provisions of the Company’s Restated Certificate of Incorporation, Amended and Restated By-laws, Tax Sharing and Indemnification Agreement, Separation and Distribution Agreement and Delaware Law, the Company’s Third Amended and Restated Stockholder Rights Agreement and the Ownership of the Company’s Common Stock by the Murdoch Family Trust May Discourage Takeovers, and the Concentration of Ownership Will Affect the Voting Results of Matters Submitted for Stockholder Approval.

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

In addition, in connection with the Separation, the Company’s Board of Directors adopted a stockholder rights agreement, which it extended in June 2014, June 2015 and again in June 2018. Pursuant to the third amended and restated stockholder rights agreement, each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its Class A Common Stock and

Class B Common Stock in the event that a person or group acquires beneficial ownership of 15% or more of the then-outstanding Class B Common Stock without approval of the Company’s Board of Directors, subject to exceptions for persons beneficially owning 15% or more of the Company’s Class B Common Stock immediately following the Separation. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. The rights expire on June 18, 2021, except as otherwise provided in the rights agreement. Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of August 7, 2018, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of August 7, 2018. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of August 7, 2018. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the third amended and restated stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

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

3.	The Company-owned print center and office building in Adelaide, Australia utilized in the printing and publishing of The Advertiser and Sunday Mail; and

4.	The Company-owned print center and office building in Brisbane, Australia at which The Courier Mail and The Sunday Mail are printed and published;

(b)	The leased headquarters of new Foxtel in Sydney, Australia;

(c)	The leased corporate offices of new Foxtel in Melbourne, Australia;

(d)	The leased offices and studios of FOX SPORTS Australia in Sydney, Australia;

(e)	The leased offices and studios of FOX SPORTS Australia in Melbourne, Australia;

(f)	The leased corporate offices of REA Group in Melbourne, Australia; and

(g)	The leased office space of Dow Jones in Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed below.

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) filed a complaint in the U.S. District Court for the Eastern District of Michigan (the “District Court”) against News America Incorporated, News America Marketing FSI L.L.C., News America Marketing In-Store Services L.L.C. and News Corporation (together, the

“NAM Group”) alleging violations of federal and state antitrust laws and common law business torts. The complaint sought treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the complaint, and on March 30, 2016, the District Court ordered that Valassis’s bundling and tying claims be dismissed and that all remaining claims in the NAM Group’s motion to dismiss be referred to a panel of antitrust experts (the “Antitrust Expert Panel”) appointed in connection with a prior action brought by Valassis against certain members of the NAM Group. The Antitrust Expert Panel was convened and, on February 8, 2017, recommended that the NAM Group’s counterclaims in the action be dismissed with leave to replead three of the four counterclaims. The NAM Group filed an amended counterclaim on February 27, 2017. Valassis subsequently filed motions with the District Court seeking either to re-open the case in the District Court or to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On September 25, 2017, the District Court granted Valassis’s motions and transferred the case to the N.Y. District Court. On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case with the N.Y. District Court. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.

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

The net (benefit) expense related to the U.K. Newspaper Matters in Selling, general and administrative expenses was $(35) million, $10 million and $19 million for the fiscal years ended June 30, 2018, June 30, 2017 and June 30, 2016, respectively. As of June 30, 2018, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $52 million. The amount to be indemnified by 21st Century Fox of approximately $49 million was recorded as a receivable in Other current assets on the Balance Sheet as of June 30, 2018. The net benefit for the fiscal year ended June 30, 2018 and the accrual and receivable recorded as of that date reflect a $46 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The Nasdaq Global Select Market (“Nasdaq”), its principal market, under the symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A Common Stock and Class B Common Stock are listed and traded on the Australian Securities Exchange (“ASX”) under the symbols “NWSLV” and “NWS,” respectively. As of August 7, 2018, there were approximately 21,000 holders of record of shares of Class A Common Stock and 600 holders of record of shares of Class B Common Stock.

The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Class A Common Stock and Class B Common Stock, as reported on Nasdaq.

	Class B Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal year ended June 30, 2017:
First Quarter	$14.65	11.50	14.34	11.05
Second Quarter	15.22	11.25	14.68	10.99
Third Quarter	13.80	11.90	13.48	11.51
Fourth Quarter	14.40	12.60	13.92	12.19

Fiscal year ended June 30, 2018:
First Quarter	14.90	13.10	14.49	12.84
Second Quarter	17.05	13.50	16.87	13.14
Third Quarter	17.70	15.50	17.29	15.22
Fourth Quarter	16.80	15.35	16.65	14.97

Dividends

During fiscal 2018 and 2017, the Company’s Board of Directors (the “Board of Directors”) declared semi-annual cash dividends on both the Company’s Class A Common Stock and Class B Common Stock. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

The following table summarizes the dividends paid per share on both the Company’s Class A Common Stock and the Class B Common Stock:

	For the fiscal years ended June 30,
	2018	2017
Cash dividends paid per share	$0.20	$0.20

Issuer Purchases of Equity Securities

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the fiscal year ended June 30, 2018. Through August 7, 2018, the Company repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 7, 2018 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

The Company did not purchase any of its Class B Common Stock during the fiscal years ended June 30, 2018 and 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the fiscal years ended June 30,
	2018(c)	2017(c)	2016(c)	2015	2014
	(in millions except per share information)
STATEMENT OF OPERATIONS DATA:
Revenues(a)	$9,024	$8,139	$8,292	$8,524	$8,486
(Loss) income from continuing operations attributable to News Corporation stockholders(b)	(1,514)	(738)	164	298	381
Net (loss) income attributable to News Corporation stockholders	(1,514)	(738)	179	(147)	239
(Loss) income from continuing operations available to News Corporation stockholders—basic and diluted	(2.60)	(1.27)	0.28	0.51	0.65
Net (loss) income available to News Corporation stockholders per share—basic and diluted	(2.60)	(1.27)	0.30	(0.26)	0.41
Cash dividends per share of Class A and Class B Common Stock	0.20	0.20	0.20	—	—

	As of June 30,
	2018(c)	2017(c)	2016	2015	2014
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$2,034	$2,016	$1,832	$1,951	$3,145
Total assets(a)	16,346	14,552	15,483	15,035	16,351
Total borrowings(a)	1,952	379	372	—	—
Redeemable preferred stock	20	20	20	20	20

(a)

During the fiscal year ended June 30, 2018, News Corp and Telstra Corporation Limited (“Telstra”) combined their respective 50% interests in Foxtel and News Corp’s 100% interest in FOX SPORTS Australia into a new company. Following the completion of the transaction in April 2018, News Corp owns a 65% interest in new Foxtel, and Telstra owns the remaining 35%. Consequently, the Company began consolidating Foxtel in the fourth quarter of fiscal 2018. As a result of the transaction, Foxtel’s outstanding debt of approximately $1.6 billion is included in the Balance Sheets as of June 30, 2018. See Note 3—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements.

(b)

During the fiscal year ended June 30, 2018, the Company recognized a $957 million non-cash write-down of the carrying value of its investment in Foxtel. See Note 6—Investments in the accompanying Consolidated Financial Statements. Additionally, during the fiscal year ended June 30, 2018, the Company recognized non-cash impairment charges of $280 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit. See Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements. As a result of the Transaction, the Company recognized a $337 million loss in Other, net, primarily related to the Company’s settlement of its pre-existing contractual arrangement between Foxtel and FOX SPORTS Australia which resulted in a $317 million write-off of its channel distribution agreement intangible asset at the time of the Transaction. See Note 3—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements.

During the fiscal year ended June 30, 2017, the Company recorded non-cash impairment charges of approximately $785 million, of which approximately $360 million related to the News and Information Services business in the U.K. and approximately $310 million related to the News and Information Services business in Australia. See Note 7—Property, Plant and Equipment in the accompanying Consolidated Financial Statements. Additionally, during the fiscal year ended June 30, 2017, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel. The write-down is reflected in Equity (losses) earnings of affiliates in the Statements of Operations for the fiscal year ended June 30, 2017. See Note 6—Investments in the accompanying Consolidated Financial Statements.

During the fiscal year ended June 30, 2016, the Company recognized $158 million ($98 million, net of tax) in net settlement costs associated with the NAM Group and Zillow legal settlements. The Company recognized one-time costs of approximately $280 million in connection with the settlement of certain litigation and related claims at News America Marketing during the three months ended March 31, 2016. In addition, the Company recognized a gain of $122 million in connection with the settlement of litigation with Zillow, Inc., which reflects settlement proceeds received from Zillow of $130 million, less $8 million paid to the National Association of Realtors® during the three months ended June 30, 2016. See Note 16—Commitments and Contingencies in the accompanying Consolidated Financial Statements.

(c)

See Notes 3, 4, 5, 6, 7, 8 and 16 in the accompanying Consolidated Financial Statements for information with respect to significant acquisitions, disposals, discontinued operations, impairment charges, restructuring charges, contingencies and legal settlements and other transactions during fiscal 2018, 2017 and 2016.

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

INTRODUCTION

News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, book publishing, digital real estate services and subscription video services in Australia.

In April 2018, News Corp and Telstra combined their respective 50% interests in Foxtel and News Corp’s 100% interest in FOX SPORTS Australia into a new company, which the Company refers to as “new Foxtel” (the “Transaction”). Following the completion of the Transaction, News Corp owns a 65% interest in the combined business, with Telstra owning the remaining 35%. Consequently, the Company began consolidating Foxtel in the fourth quarter of fiscal 2018. (See Note 3—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements). The results of the combined business are reported within the Subscription Video Services segment (formerly the Cable Network Programming segment). The Company has revised its prior year discussion and analysis to reflect this segment name change. To enhance the comparability of the financial information provided to users, the Company has supplementally included pro forma financial information for the fiscal years ended June 30, 2018 and 2017 reflecting the Transaction within its discussion and analysis below.

During the first quarter of fiscal 2016, management approved a plan to dispose of the Company’s digital education business. As a result of the plan and the discontinuation of further significant business activities in the Digital Education segment, the assets and liabilities of this segment were classified as held for sale and the results of operations have been classified as discontinued operations for all periods presented. Unless indicated otherwise, the information in the notes to the Consolidated Financial Statements relates to the Company’s continuing operations. See Note 4—Discontinued Operations in the accompanying Consolidated Financial Statements.

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three fiscal years ended June 30, 2018 and through the date of this filing that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the three fiscal years ended June 30, 2018. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed. To enhance the comparability of the financial information provided to users, the Company has supplementally included pro forma financial information for fiscal 2018 and fiscal 2017 within its discussion and analysis below reflecting the Transaction. The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2018, fiscal 2017 and fiscal 2016 included 52, 52 and 53 weeks, respectively. As a result, the Company has referenced the impact of the 53rd week, where applicable, when providing analysis of the results of operations.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three fiscal years ended June 30, 2018, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of June 30, 2018.

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

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires and DJX and its live journalism events. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun, The Courier Mail and The Advertiser in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a global video advertising marketplace, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

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

•

Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.6% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile applications across Australia and Asia, including Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au, and property portals in Asia. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.

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

•

Subscription Video Services—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and Internet Protocol, or IP, distribution, and consists of (i) its 65% interest in new Foxtel and (ii) Australian News Channel Pty Ltd (“ANC”). The remaining 35% interest in new Foxtel is held by Telstra, an ASX-listed telecommunications company. New Foxtel is the largest pay-TV provider in Australia, with over 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news and broadcast rights to live sporting events in Australia including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming.

ANC operates the SKY NEWS network, Australia’s 24-hour multi-channel, multi-platform news service. ANC channels are distributed throughout Australia and New Zealand and available on Foxtel and Sky Network Television NZ. ANC also owns and operates the international Australia Channel IPTV service and offers content across a variety of digital media platforms, including mobile, podcasts and social media websites.

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy Group and costs related to the U.K. Newspaper Matters (as defined in “Item 3. Legal Proceedings” in this Annual Report). The Company’s Strategy Group identifies new products and services across its businesses to increase revenues and profitability and targets and assesses potential acquisitions, investments and dispositions.

News and Information Services

Revenue at the News and Information Services segment is derived primarily from the sale of advertising, circulation and subscriptions, as well as licensing. Adverse changes in general market conditions for advertising continue to affect revenues. Advertising revenues at the News and Information Services segment are also subject to seasonality, with revenues typically being highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies. Circulation and subscription revenues can be greatly affected by changes in the prices of the Company’s and/or competitors’ products, as well as by promotional activities.

Operating expenses include costs related to paper, production, distribution, third party printing, editorial, commissions and radio sports rights. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead.

The News and Information Services segment’s advertising volume and rates, circulation and the price of paper are the key variables whose fluctuations can have a material effect on the Company’s operating results and cash flow. The Company has to anticipate the level of advertising volume and rates, circulation and paper prices in managing its businesses to maximize operating profit during expanding and contracting economic cycles. The Company continues to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. The Company’s expenses are affected by the cyclical increases and decreases in the price of paper and other factors that may affect paper prices, including tariffs or other restrictions on non-U.S. paper suppliers. The News and Information Services segment’s products compete for readership, audience and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation and subscriptions is based on the content of the products provided, pricing and, from time to time, various promotions. The success of these products also depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising is based upon the reach of the products, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, distribution and quality of consumer demographics.

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

As a multi-platform news provider, the Company recognizes the importance of maximizing revenues from a variety of media formats and platforms, both in terms of paid-for content and in new advertising models, and continues to invest in its digital products. Smartphones, tablets and similar devices, their related applications, and other technologies, provide continued opportunities for the Company to make its content available to a new audience of readers, introduce new or different pricing schemes, and develop its products to continue to attract advertisers and/or affect the relationship between content providers and consumers. The Company continues to develop and implement strategies to exploit its content across a variety of media channels and platforms.

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

Digital Real Estate Services

The Digital Real Estate Services segment generates revenue through property and property-related advertising and services, including the sale of real estate listing products to agents, brokers and developers, display advertising on its residential real estate and commercial property sites and residential property data services to the financial sector. The Digital Real Estate Services segment also generates revenue through licenses of certain professional software products on a subscription basis and fees and commissions from referrals generated through its end-to-end digital property search and financing offering and mortgage broking services. Significant expenses associated with these sites, services and software solutions include development costs, advertising and promotional expenses, hosting and support services, salaries, broker commissions, employee benefits and other routine overhead expenses.

Consumers are increasingly turning to the Internet and mobile devices for real estate information and services. The Digital Real Estate Services segment’s success depends on its continued innovation to provide products and services that are useful for consumers and real estate, mortgage and financial services professionals and attractive to its advertisers. The Digital Real Estate Services segment operates in a highly competitive digital environment with other real estate and property websites.

Subscription Video Services

The Company’s Subscription Video Services segment consists of (i) its 65% interest in new Foxtel and (ii) ANC. New Foxtel is the largest pay-TV provider in Australia, delivering over 200 channels including the leading sports programming content in Australia. New Foxtel generates revenue primarily through subscription revenue as well as advertising revenue.

New Foxtel competes for audiences primarily with Free-To-Air (“FTA”) TV operators in Australia, including the three major commercial FTA networks and two major government-funded FTA broadcasters, as well as other pay-TV operators, IPTV providers and subscription video-on-demand services such as Fetch TV, Netflix, Stan, Amazon Prime Video, hayu and Mubi.

ANC operates the SKY NEWS network, Australia’s 24-hour multi-channel, multi-platform news service, and also owns and operates the Australia Channel IPTV service for international markets. Revenue is primarily derived from monthly affiliate fees received from pay-TV providers based on the number of subscribers and advertising.

The most significant operating expenses of the Subscription Video Services segment are the acquisition and production expenses related to programming, the expenses related to operating the technical facilities of the broadcast operations, expenses related to cable, satellite, Internet and broadband transmission costs and studio and engineering expense. The expenses associated with licensing certain programming rights are recognized during the applicable season or event, which can cause results at the Subscription Video Services segment to fluctuate based on the timing and mix of new Foxtel’s local and international sports programming. Programming rights associated with a dedicated channel are amortized over twelve months. Other expenses include subscriber acquisition costs such as sales costs and marketing and promotional expenses related to improving the market visibility and awareness of the channels and their programming. Additional expenses include salaries, employee benefits, rent and other routine overhead expenses.

Other

The Other segment primarily consists of general corporate overhead expenses, the corporate Strategy Group and costs related to the U.K. Newspaper Matters. The Company’s Strategy Group identifies new products and services across the Company’s businesses to increase revenues and profitability and targets and assesses potential acquisitions, investments and dispositions.

Other Business Developments

In June 2018, REA Group acquired Hometrack Australia Pty Ltd (“Hometrack Australia”) for A$130 million (approximately $100 million) in cash, which was funded with a mix of cash on hand and debt of A$70 million (approximately $53 million). Hometrack Australia is a provider of property data services to the financial sector and it allows REA Group to deliver more property data and insights to its customers. Hometrack Australia is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.

In April 2018, News Corp and Telstra combined their respective 50% interests in Foxtel and News Corp’s 100% interest in FOX SPORTS Australia into a new company, new Foxtel. Following the completion of the Transaction, News Corp owns a 65% interest in new Foxtel, and Telstra owns the remaining 35%. The combination allows Foxtel and FOX SPORTS Australia to leverage their media platforms and content to improve services for consumers and advertisers. The results of new Foxtel are reported within the Subscription Video Services segment (formerly, the Cable Network Programming segment), and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

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

In addition to the acquisitions noted above, the Company used $62 million of cash for additional acquisitions during fiscal 2017, primarily consisting of Australian Regional Media (“ARM”). ARM’s results are included within the News and Information Services segment.

In February 2016, REA Group increased its investment in iProperty Group Limited (“iProperty”) from 22.7% to approximately 86.9% for A$482 million in cash (approximately $340 million). The remaining 13.1% interest was mandatorily redeemable during fiscal 2018, and as a result, the Company recognized a liability of approximately $76 million at the time of acquisition. The acquisition was funded primarily with the proceeds from borrowings under an unsecured syndicated revolving loan facility (the “REA Facility”). (See Note 9—Borrowings in the accompanying Consolidated Financial Statements). The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. iProperty is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment. During the fiscal year ended June 30, 2016, REA Group recognized a gain of $29 million related to the revaluation of its previously held equity interest in iProperty in Other, net in the Statements of Operations. The mandatorily redeemable noncontrolling interest was redeemed in April 2018 and the amount paid was based on the actual performance of the business against the targets stipulated in the acquisition agreement.

On September 30, 2015, the Company acquired Unruly Holdings Limited (“Unruly”) for approximately £60 million (approximately $90 million) in cash and up to £56 million (approximately $86 million) in future cash consideration related to payments primarily contingent upon the achievement of certain performance objectives. Unruly is a global video advertising marketplace that is focused on delivering branded video advertising across websites and mobile devices. Unruly’s results are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

In addition to the acquisitions noted above, the Company used $90 million of cash for additional acquisitions during fiscal 2016, primarily consisting of DIAKRIT International Limited (“DIAKRIT”), Flatmates.com.au Pty Ltd (“Flatmates”) and Checkout 51 Mobile Apps ULC (“Checkout 51”). DIAKRIT and Flatmates’ results are included within the Digital Real Estate Services segment, and Checkout 51’s results are included within the News and Information Services segment.

Results of Operations—Fiscal 2018 versus Fiscal 2017 (as reported)

The following table sets forth the Company’s operating results for fiscal 2018 as compared to fiscal 2017.

	For the fiscal years ended June 30,
	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$2,799	$2,860	$(61)	(2)%
Circulation and subscription	3,021	2,470	551	22%
Consumer	1,664	1,573	91	6%
Real estate	858	696	162	23%
Other	682	540	142	26%

Total Revenues	9,024	8,139	885	11%
Operating expenses	(4,903)	(4,529)	(374)	(8)%
Selling, general and administrative	(3,049)	(2,725)	(324)	(12)%
Depreciation and amortization	(472)	(449)	(23)	(5)%
Impairment and restructuring charges	(351)	(927)	576	62%
Equity losses of affiliates	(1,006)	(295)	(711)	**
Interest, net	(7)	39	(46)	**
Other, net	(325)	132	(457)	**

Loss before income tax expense	(1,089)	(615)	(474)	(77)%
Income tax expense	(355)	(28)	(327)	**

Net loss	(1,444)	(643)	(801)	**
Less: Net income attributable to noncontrolling interests	(70)	(95)	25	26%

Net loss attributable to News Corporation	$(1,514)	$(738)	$(776)	**

**	not meaningful

Revenues—Revenues increased $885 million, or 11%, for the fiscal year ended June 30, 2018 as compared to fiscal 2017. The Revenue increase was primarily due to higher revenues at the Subscription Video Services segment of $510 million resulting in large part from the Transaction, which contributed $461 million to the increase. The Revenue increase was also attributable to higher revenues of $203 million at the Digital Real Estate Services segment, mainly due to increased revenues at both REA Group and Move, and $122 million at the Book Publishing segment as a result of strong frontlist and backlist sales in the general books category and $28 million from the sublicensing agreement for J.R.R. Tolkien’s The Lord of the Rings trilogy.

The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $172 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying the results for each quarter in the current period by the difference between the average exchange rate for that quarter and the average exchange rate in effect during the corresponding quarter of the prior year and totaling the impact for all quarters in the current period.

Operating expenses—Operating expenses increased $374 million, or 8%, for the fiscal year ended June 30, 2018 as compared to fiscal 2017. The increase in Operating expenses for the fiscal year ended June 30, 2018 was mainly due to higher operating expenses at the Subscription Video Services segment of $313 million primarily resulting from the Transaction and, to a lesser extent, the timing of programming amortization related to the launch of a dedicated National Rugby League channel, higher National Rugby League programming rights costs and the acquisition of ANC. The Book Publishing segment also contributed $54 million to the increase primarily due to higher costs associated with higher revenues and the impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $84 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $324 million, or 12%, for the fiscal year ended June 30, 2018 as compared to fiscal 2017. The increase in Selling, general and administrative expenses was primarily due to higher expenses of $147 million at the Subscription Video Services segment, primarily as a result of the Transaction, and $108 million at the Digital Real Estate Services segment primarily due to higher costs associated with higher revenues, the acquisition of Smartline and increased marketing costs at Move. The increase was also attributable to higher expenses of $81 million at the News and Information Services segment primarily related to higher compensation and marketing costs, the $55 million increase from foreign currency fluctuations, as well as the absence of a $12 million adjustment to reduce the deferred consideration accrual related to the acquisition of Unruly which did not recur in the current year period. These increases were partially offset by the $46 million impact from the reversal of a portion of the previously accrued liability for the U.K. Newspaper Matters and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes in the first quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense increase of $71 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017.

Depreciation and amortization—Depreciation and amortization expense increased $23 million, or 5%, for the fiscal year ended June 30, 2018 as compared to fiscal 2017, primarily as a result of an additional $78 million of depreciation and amortization expense due to the Transaction. The increase was partially offset by lower depreciation expense of $60 million at the News and Information Services segment, primarily due to the write down of fixed assets at the U.K. and Australian newspapers during fiscal 2017.

Impairment and restructuring charges—During the fiscal years ended June 30, 2018 and 2017, the Company recorded restructuring charges of $71 million and $142 million, respectively, primarily related to employee termination benefits in the News and Information Services segment.

During the fiscal year ended June 30, 2018, the Company recognized non-cash impairment charges of $280 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit.

During the fiscal year ended June 30, 2017, the Company recognized total non-cash impairment charges of $785 million, primarily at News UK and News Corp Australia. The charges consisted of a write-down of the Company’s fixed assets of $679 million, a write-down of intangible assets of $58 million and a write-down of goodwill of $48 million.

See Note 5—Restructuring Programs, Note 7—Property, Plant and Equipment and Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements.

Equity losses of affiliates—Equity losses of affiliates increased $711 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017. The increase in losses for the fiscal year ended June 30, 2018 was primarily due to a $957 million non-cash write-down of the carrying value of the Company’s investment in Foxtel in the third quarter of fiscal 2018 due to lower-than-expected revenues from certain new products and broadcast subscribers. The increase was partially offset by the absence of the $227 million non-cash write-down of the carrying value of the Company’s investment in Foxtel during the second quarter of fiscal 2017.

	For the fiscal years ended June 30,
	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)
Foxtel(a)	$(974)	$(265)	$(709)	**
Other equity affiliates, net(b)	(32)	(30)	(2)	7%

Total Equity losses of affiliates	$(1,006)	$(295)	$(711)	**

**	not meaningful
(a)	The fiscal years ended June 30, 2018 and 2017 include the write-downs discussed above. See Note 6—Investments in the accompanying Consolidated Financial Statements.

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”), the Company amortized $49 million and $68 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30, 2018 and 2017, respectively. Such amortization is reflected in Equity losses of affiliates in the Statement of Operations. The Company began consolidating the results of Foxtel in the fourth quarter of fiscal 2018 as a result of the Transaction. See Note 6—Investments in the accompanying Consolidated Financial Statements.

(b)

Other equity affiliates, net for the fiscal year ended June 30, 2018 and 2017 include losses primarily from the Company’s interest in Elara. Additionally, during the fiscal years ended June 30, 2018 and 2017, the Company recognized non-cash write-downs of $13 million and $9 million, respectively, on certain other equity method investments. The write-downs are reflected in Equity losses of affiliates in the Statements of Operations for the fiscal years ended June 30, 2018 and 2017. See Note 6—Investments in the accompanying Consolidated Financial Statements.

Interest, net—Interest, net for the fiscal year ended June 30, 2018 decreased $46 million, as compared to fiscal 2017, primarily due to lower interest income due to the repayment of the Foxtel shareholder note in the first quarter of fiscal 2018 (See Note 6—Investments in the accompanying Consolidated Financial Statements), higher interest expense as a result of the Transaction and the absence of an adjustment of the deferred consideration related to REA Group’s acquisition of iProperty recognized in the second quarter of fiscal 2017. As a result of the Transaction, the Company recorded outstanding debt of approximately $1.8 billion. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.

Other, net—Other, net decreased $457 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017. See Note 21—Additional Financial Information in the accompanying Consolidated Financial Statements.

Income tax (expense) benefit—The Company’s income tax expense and effective tax rate for the fiscal year ended June 30, 2018 were $355 million and (33%), respectively, as compared to an income tax expense and effective tax rate of $28 million and (5%), respectively, for fiscal 2017.

For the fiscal year ended June 30, 2018 the Company recorded a tax expense of $355 million on pre-tax loss of $1,089 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to $340 million of lower tax benefits on impairments and write-downs of approximately $1.3 billion, $88 million of lower tax benefits related to the $337 million loss for the settlement of the pre-existing contractual arrangement between FOX SPORTS Australia and Foxtel as a result of the Transaction and a tax expense of $237 million related to the impact of the Tax Act, offset by a tax benefit of approximately $49 million related to the settlement of pre-Separation tax matters with the Internal Revenue Service.

For the fiscal year ended June 30, 2017 the Company recorded a tax expense of $28 million on pre-tax loss of $615 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to $139 million of lower tax benefits on impairments and write-downs in foreign jurisdictions of approximately $1 billion, a tax expense of approximately $63 million related to the settlement of a foreign tax audit and $40 million related to the recording of a valuation allowance against foreign net operating losses, offset by lower taxes on the sale of certain business assets.

Net loss—Net loss increased $801 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017 primarily due to higher equity losses of affiliates resulting from the $957 million non-cash write-down of the carrying value of the Company’s investment in Foxtel, the loss on the Transaction, non-cash impairment charges of approximately $280 million mainly related to News America Marketing and FOX SPORTS Australia and the tax impacts discussed above in fiscal 2018 and the absence of the gain recognized on the sale of REA Group’s European business in fiscal 2017, partially offset by the absence of the non-cash impairment charges of approximately $785 million primarily related to the write-down of fixed assets at the U.K. and Australian newspapers and the $227 million non-cash write-down of the Company’s investment in Foxtel in the prior year period.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests decreased by $25 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017, primarily due to the absence of the gain recognized on the sale of REA Group’s European business.

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

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of Total Segment EBITDA provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as impairment and restructuring charges and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures and changes in tax positions or regimes, the Company provides users of its consolidated financial statements with insight into both its core operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its core business. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the core operating results of the Company across different periods. The following table reconciles Net loss to Total Segment EBITDA for the fiscal years ended June 30, 2018 and 2017:

	For the fiscal years ended June 30,
(in millions)	2018	2017
Net loss	$(1,444)	$(643)
Add:
Income tax expense	355	28
Other, net	325	(132)
Interest, net	7	(39)
Equity losses of affiliates	1,006	295
Impairment and restructuring charges	351	927
Depreciation and amortization	472	449

Total Segment EBITDA	$1,072	$885

	For the fiscal years ended June 30,
	2018		2017
		Segment		Segment
(in millions)	Revenues	EBITDA	Revenues	EBITDA
News and Information Services	$5,119	$392	$5,069	$414
Book Publishing	1,758	244	1,636	199
Digital Real Estate Services	1,141	401	938	324
Subscription Video Services	1,004	173	494	123
Other	2	(138)	2	(175)

Total	$9,024	$1,072	$8,139	$885

News and Information Services (57% and 62% of the Company’s consolidated revenues in fiscal 2018 and 2017, respectively)

	For the fiscal years ended June 30,
	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$2,532	$2,608	$(76)	(3)%
Circulation and subscription	2,115	2,010	105	5%
Other	472	451	21	5%

Total Revenues	5,119	5,069	50	1%
Operating expenses	(2,934)	(2,943)	9	**
Selling, general and administrative	(1,793)	(1,712)	(81)	(5)%

Segment EBITDA	$392	$414	$(22)	(5)%

**	—not meaningful

For the fiscal year ended June 30, 2018, revenues at the News and Information Services segment increased $50 million, or 1%, as compared to fiscal 2017. The revenue increase was primarily due to higher circulation and subscription revenues of $105 million as compared to the corresponding period of fiscal 2017, mainly due to cover price and subscription price increases, the $53 million positive impact of foreign currency fluctuations, digital subscriber growth, primarily at The Wall Street Journal and in Australia, higher professional information business revenues at Dow Jones and the contribution from the acquisition of ARM. These increases were partially offset by lower single-copy sales in the U.K., primarily at The Sun, and in Australia. Advertising revenues for the fiscal year ended June 30, 2018 decreased $76 million as compared to fiscal 2017 primarily due to weakness in the print advertising market across mastheads and lower revenues at News America Marketing of $75 million. These decreases were partially offset by the $47 million positive impact of foreign currency fluctuations, the $42 million and $38 million contributions from the acquisitions of Wireless Group and ARM, respectively, and digital advertising growth, primarily in Australia and the U.K. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $119 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017.

For the fiscal year ended June 30, 2018, Segment EBITDA at the News and Information Services segment decreased $22 million, or 5%, as compared to fiscal 2017. The decrease was primarily due to the $12 million impact from the absence of the adjustment to reduce the deferred consideration accrual related to the acquisition of Unruly in the prior year period.

Dow Jones

Revenues were $1,511 million for the fiscal year ended June 30, 2018, an increase of $32 million, or 2%, as compared to fiscal 2017 revenues of $1,479 million. Circulation and subscription revenues increased $84 million, primarily due to the $56 million impact mainly from digital subscriber growth and subscription price increases at The Wall Street Journal, as well as $28 million of higher professional information business revenues led by Risk & Compliance. Advertising revenues decreased $55 million, primarily due to weakness in the print advertising market and the decision to cease The Wall Street Journal’s international print editions in the second quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $9 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017.

News Corp Australia

Revenues at the Australian newspapers were $1,279 million for the fiscal year ended June 30, 2018, an increase of $8 million, or 1%, compared to fiscal 2017 revenues of $1,271 million. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $35 million, or 3%, for the fiscal year ended June 30, 2018 as compared to fiscal 2017. Circulation and subscription revenues increased

$17 million due to the $13 million contribution from the acquisition of ARM and the $12 million positive impact of foreign currency fluctuations, as cover price increases and digital subscriber growth were more than offset by the impact of print volume declines. Advertising revenues decreased $11 million, primarily as a result of the $80 million impact of weakness in the print advertising market and the $8 million impact from the sale of Perth Sunday Times in November 2016. These decreases were partially offset by the acquisition of ARM, the $19 million positive impact of foreign currency fluctuations and $18 million of digital advertising growth.

News UK

Revenues were $1,076 million for the fiscal year ended June 30, 2018, an increase of $39 million, or 4%, as compared to fiscal 2017 revenues of $1,037 million. Advertising revenues increased $16 million, primarily due to the $19 million positive impact of foreign currency fluctuations, as weakness in the print advertising market more than offset digital advertising growth. Circulation and subscription revenues increased $9 million, primarily due to the $32 million positive impact of foreign currency fluctuations and the $15 million impact of cover price increases across mastheads, partially offset by the $36 million impact of single-copy volume declines, mainly at The Sun. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $63 million, or 6%, for the fiscal year ended June 30, 2018 as compared to fiscal 2017.

News America Marketing

Revenues at News America Marketing were $956 million for the fiscal year ended June 30, 2018, a decrease of $65 million, or 6%, as compared to fiscal 2017 revenues of $1,021 million. The decrease was primarily related to lower home delivered revenues of $74 million, mainly due to lower volume and rate and lower custom publishing.

Book Publishing (19% and 20% of the Company’s consolidated revenues in fiscal 2018 and 2017, respectively)

	For the fiscal years ended June 30,
	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$1,664	$1,573	$91	6%
Other	94	63	31	49%

Total Revenues	1,758	1,636	122	7%
Operating expenses	(1,178)	(1,124)	(54)	(5)%
Selling, general and administrative	(336)	(313)	(23)	(7)%

Segment EBITDA	$244	$199	$45	23%

For the fiscal year ended June 30, 2018, revenues at the Book Publishing segment increased $122 million, or 7%, as compared to fiscal 2017. The increase was mainly due to strong frontlist and backlist sales in the general books category, which increased $54 million, including The Subtle Art Of Not Giving A F*ck by Mark Manson, Magnolia Table by Joanna Gaines, The Pioneer Woman Cooks: Come and Get It! by Ree Drummond, The Woman In The Window by A.J. Finn and Hillbilly Elegy by J.D. Vance, $28 million from the sublicensing agreement for J.R.R Tolkien’s The Lord of the Rings trilogy and the $25 million positive impact of foreign currency fluctuations. Digital sales increased 6% compared to the prior year period, driven by growth in downloadable audiobook sales, and represented 19% of Consumer revenues during the fiscal year ended June 30, 2018.

For the fiscal year ended June 30, 2018, Segment EBITDA at the Book Publishing segment increased $45 million, or 23%, as compared to fiscal 2017. The increase was primarily due to the higher revenues discussed above and the mix of titles as compared to the prior year.

Digital Real Estate Services (13% and 12% of the Company’s consolidated revenues in fiscal 2018 and 2017, respectively)

	For the fiscal years ended June 30,
	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$139	$165	$(26)	(16)%
Circulation and subscription	56	58	(2)	(3)%
Real estate	858	696	162	23%
Other	88	19	69	**

Total Revenues	1,141	938	203	22%
Operating expenses	(138)	(120)	(18)	(15)%
Selling, general and administrative	(602)	(494)	(108)	(22)%

Segment EBITDA	$401	$324	$77	24%

**	—not meaningful

For the fiscal year ended June 30, 2018, revenues at the Digital Real Estate Services segment increased $203 million, or 22%, as compared to fiscal 2017. At REA Group, revenues increased $141 million, or 27%, to $666 million in fiscal 2018 from $525 million in fiscal 2017. The higher revenues were primarily due to a $74 million increase in Australian residential depth revenue, the $55 million contribution from the acquisition of Smartline and the $18 million positive impact of foreign currency fluctuations, partially offset by the $19 million impact resulting from the sale of REA Group’s European business in December 2016. Revenues at Move increased $58 million, or 15%, to $452 million in fiscal 2018 from $394 million in fiscal 2017, primarily due to a $61 million increase in ConnectionsSM for Buyers product revenues driven by improvement in yield optimization and growth in leads and customers.

For the fiscal year ended June 30, 2018, Segment EBITDA at the Digital Real Estate Services segment increased $77 million, or 24%, as compared to fiscal 2017. The increase in Segment EBITDA was the result of higher contributions from REA Group and Move of $71 million and $5 million, respectively, primarily due to the higher revenues noted above, partially offset by $50 million in higher costs associated with higher revenues, $43 million in broker commissions from the acquisition of Smartline and $28 million of higher marketing costs, primarily at Move, to drive audience growth.

Subscription Video Services (11% and 6% of the Company’s consolidated revenues in fiscal 2018 and 2017, respectively)

	For the fiscal years ended June 30,
	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$127	$86	$41	48%
Circulation and subscription	850	402	448	**
Other	27	6	21	**

Total Revenues	1,004	494	510	**
Operating expenses	(654)	(341)	(313)	(92)%
Selling, general and administrative	(177)	(30)	(147)	**

Segment EBITDA	$173	$123	$50	41%

**	—not meaningful

For the fiscal year ended June 30, 2018, revenues at the Subscription Video Services segment increased $510 million, as compared to fiscal 2017. The revenue increase was primarily due to the Transaction, which contributed $461 million of revenue in the fourth quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $10 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017. See the “Results of Operations—Fiscal 2018 versus Fiscal 2017 (pro forma)” section below for additional details.

For the fiscal year ended June 30, 2018, Segment EBITDA at the Subscription Video Services segment increased $50 million, or 41%, as compared to fiscal 2017. The increase in Segment EBITDA was due to the Transaction.

Results of Operations—Fiscal 2018 versus Fiscal 2017 (pro forma)

The following supplemental unaudited pro forma information for the fiscal years ended June 30, 2018 and 2017 reflect the Company’s results of operations as if the Transaction had occurred on July 1, 2016. The Company believes that the presentation of this supplemental information enhances comparability across the reporting periods. The information was prepared in accordance with Article 11 of Regulation S-X and is based on historical results of operations of News Corp and Foxtel, adjusted for the effect of Transaction-related accounting adjustments, as described below. Pro forma adjustments were based on available information and assumptions regarding impacts that are directly attributable to the Transaction, are factually supportable, and are expected to have a continuing impact on the combined results. However, these adjustments are subject to change as valuations are finalized. In addition, the pro forma information is provided for supplemental and informational purposes only, and is not necessarily indicative of what the Company’s results of operations would have been, or the Company’s future results of operations, had the Transaction actually occurred on the date indicated. The unaudited pro forma information should be read in conjunction with other sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as “Selected Financial Data” and the Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report.

	Pro Forma (unaudited) For the fiscal year ended June 30, 2018
	News Corp Historical(a)	Foxtel Historical(b)	Transaction Adjustments		Pro Forma
(in millions, except per share amounts)
Revenues:
Advertising	$2,799	$141	$—		$2,940
Circulation and subscription	3,021	1,638	(278	)(c)(d)	4,381
Consumer	1,664	—	—		1,664
Real estate	858	—	—		858
Other	682	39	—		721

Total Revenues	9,024	1,818	(278)		10,564
Operating expenses	(4,903)	(1,136)	291	(c)(e)	(5,748)
Selling, general and administrative	(3,049)	(340)	17	(f)	(3,372)
Depreciation and amortization	(472)	(187)	(17	)(g)(h)(i)	(676)
Impairment and restructuring charges	(351)	(5)	(957	)(j)	(1,313)
Equity losses of affiliates	(1,006)	5	974	(j)	(27)
Interest, net	(7)	(76)	—		(83)
Other, net	(325)	(2)	337	(k)	10

(Loss) income before income tax expense	(1,089)	77	367		(645)
Income tax expense	(355)	(13)	(5	)(l)	(373)

Net loss (income)	(1,444)	64	362		(1,018)
Less: Net (loss) income attributable to noncontrolling interests	(70)	1	(27	)(m)	(96)

Net (loss) income attributable to News Corporation	$(1,514)	$65	$335		$(1,114)

Basic and diluted (loss) earnings per share:
Net loss available to News Corporation stockholders per share	$(2.60)				$(1.92)

	Pro Forma (unaudited) For the fiscal year ended June 30, 2017
	News Corp Historical(a)	Foxtel Historical(b)	Transaction Adjustments		Pro Forma
(in millions, except per share amounts)
Revenues:
Advertising	$2,860	$196	$—		$3,056
Circulation and subscription	2,470	2,156	(359	)(c)(d)	4,267
Consumer	1,573	—	—		1,573
Real estate	696	—	—		696
Other	540	59	—		599

Total Revenues	8,139	2,411	(359)		10,191
Operating expenses	(4,529)	(1,382)	367	(c)(e)	(5,544)
Selling, general and administrative	(2,725)	(461)	—		(3,186)
Depreciation and amortization	(449)	(215)	(47	)(g)(h)(i)	(711)
Impairment and restructuring charges	(927)	(63)	(227	)(j)	(1,217)
Equity losses of affiliates	(295)	(52)	265	(j)	(82)
Interest, net	39	(161)	—		(122)
Other, net	132	—	—		132

(Loss) income before income tax expense	(615)	77	(1)		(539)
Income tax expense	(28)	(18)	15	(l)	(31)

Net (loss) income	(643)	59	14		(570)
Less: Net (loss) income attributable to noncontrolling interests	(95)	1	(31	)(m)	(125)

Net (loss) income attributable to News Corporation	$(738)	$60	$(17)		$(695)

Basic and diluted (loss) earnings per share:
Net loss available to News Corporation stockholders per share	$(1.27)				$(1.20)

Notes to the unaudited proforma statements:

(a)

Reflects the historical results of operations of News Corporation. As the acquisition of a controlling interest in Foxtel was completed on April 3, 2018, Foxtel is reflected in our historical Statement of Operations from April 3, 2018 onwards.

(b)

Reflects the historical results of operations of Foxtel to the date of the Transaction. From April 3, 2018 onwards, Foxtel is included in the historical results of operations of News Corporation. The Statements of Operations of Foxtel are derived from its historical financial statements for the nine months ended March 31, 2018 and the fiscal year ended June 30, 2017. These Statements of Operations for the nine months ended March 31, 2018 and the fiscal year ended June 30, 2017 reflect Foxtel’s Statements of Operations on a U.S. GAAP basis and translated from Australian dollars to U.S. dollars, the reporting currency of the combined group, using the quarterly average rates for each period presented. Additionally, certain balances within Foxtel’s historical financial information were reclassified to be consistent with the Company’s presentation.

(c)	Represents the impact of eliminating transactions between Foxtel and the consolidated subsidiaries of News Corporation, which would be eliminated upon consolidation as a result of the Transaction.
(d)

Reflects the reversal of revenue recognized in Foxtel’s historical Statements of Operations resulting from the fair value adjustment of Foxtel’s historical deferred installation revenue in the preliminary purchase price allocation for the Transaction.

(e)

Reflects the adjustment to amortization of program inventory recognized in Foxtel’s historical Statements of Operations related to the fair value adjustment of Foxtel’s historical program inventory in the preliminary purchase price allocation.

(f)

Reflects the removal of transaction expenses directly related to the Transaction that are included in News Corp’s historical Statements of Operations for the fiscal year ended June 30, 2018. These costs are considered to be non-recurring in nature, and as such, have been excluded from the pro forma Statement of Operations.

(g)	Reflects the adjustment to amortization expense resulting from the recognition of amortizable intangible assets in the preliminary purchase price allocation.
(h)

Reflects the adjustment to depreciation and amortization expense resulting from the fair value adjustment to Foxtel’s historical fixed assets in the preliminary purchase price allocation, which resulted in a step-up in the value of such assets.

(i)

Reflects the reversal of amortization expense included in News Corp’s historical Statements of Operations from the Company’s settlement of its pre-existing contractual arrangement between Foxtel and FOX SPORTS Australia, which resulted in a write-off of its channel distribution agreement intangible asset at the time of the Transaction.

(j)

Represents the impact to equity losses of affiliates as a result of the Transaction, as if the Transaction occurred on July 1, 2016. Historically News Corp accounted for its investment in Foxtel under the equity method of accounting. As a result of the Transaction, Foxtel became a majority-owned subsidiary of the Company, and therefore, the impact of Foxtel on the Company’s historical equity losses of affiliates was eliminated. In addition, News Corp previously recorded certain impairments to its investment in Foxtel within equity losses of affiliates which are reflected in News Corp’s historical results. As these impairments are not directly attributable to the Transaction, such amounts have not been eliminated and have been reclassified in the pro forma Statement of Operations from equity losses of affiliates into impairment and restructuring charges.

(k)

Represents the write-off recorded as a result of the effective settlement of the channel distribution agreement between FOX SPORTS Australia and Foxtel as a result of the Transaction as well as other costs directly attributable to the Transaction. The write-off of the intangible asset related to this agreement and other associated costs are considered transaction costs directly attributable to the Transaction that were incurred in the fiscal year ended June 30, 2018.

(l)

In determining the tax rate to apply to our pro forma adjustments we used the Australian statutory rate of 30%, which is the jurisdiction in which the business operates. However, in certain instances, the effective tax rate applied to adjustments differs from the statutory rate primarily as a result of certain valuation allowances on deferred tax assets, based on the Company’s historical tax profile in Australia.

(m)	Represents the adjustment, as a result of the Transaction, to reflect the noncontrolling interest of the combined company on a pro forma basis.

The following table sets forth the Company’s unaudited pro forma operating results for fiscal 2018 and 2017.

	Pro Forma (unaudited) For the fiscal year ended June 30,
	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$2,940	$3,056	$(116)	(4)%
Circulation and subscription	4,381	4,267	114	3%
Consumer	1,664	1,573	91	6%
Real estate	858	696	162	23%
Other	721	599	122	20%

Total Revenues	10,564	10,191	373	4%
Operating expenses	(5,748)	(5,544)	(204)	(4)%
Selling, general and administrative	(3,372)	(3,186)	(186)	(6)%
Depreciation and amortization	(676)	(711)	35	5%
Impairment and restructuring charges	(1,313)	(1,217)	(96)	(8)%
Equity losses of affiliates	(27)	(82)	55	67%
Interest, net	(83)	(122)	39	32%
Other, net	10	132	(122)	(92)%

Loss before income tax expense	(645)	(539)	(106)	(20)%
Income tax expense	(373)	(31)	(342)	**

Net loss	(1,018)	(570)	(448)	(79)%
Less: Net income attributable to noncontrolling interests	(96)	(125)	29	23%

Net loss attributable to News Corporation	$(1,114)	$(695)	$(419)	(60)%

**	not meaningful

Revenues (pro forma)—Revenues increased $373 million, or 4%, for the fiscal year ended June 30, 2018 as compared to fiscal 2017. The Revenue increase was primarily attributable to higher revenues of $203 million at the Digital Real Estate Services segment, mainly due to increased revenues at both REA Group and Move, and $122 million at the Book Publishing segment as a result of strong frontlist and backlist sales in the general books category and $28 million from the sublicensing agreement for J.R.R. Tolkien’s The Lord of the Rings trilogy. News and Information Services segment revenues increased $50 million primarily due to higher circulation and subscription revenues of $105 million primarily due to cover price and subscription price increases, the positive impact of foreign currency fluctuations and digital subscriber growth, partially offset by lower advertising revenues of $76 million primarily due to weakness in the print advertising market across mastheads and lower revenues at News America Marketing of $75 million. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $244 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017.

Operating expenses (pro forma)—Operating expenses increased $204 million, or 4%, for the fiscal year ended June 30, 2018 as compared to fiscal 2017. The increase in Operating expenses for the fiscal year ended June 30, 2018 was mainly due to higher operating expenses at the Subscription Video Services segment of $143 million primarily resulting from higher sports programming rights costs and the negative impact of foreign currency fluctuations. The Book Publishing segment also contributed $54 million to the increase primarily due to higher costs associated with higher revenues and the impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $123 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017.

Selling, general and administrative expenses (pro forma)—Selling, general and administrative expenses increased $186 million, or 6%, for the fiscal year ended June 30, 2018 as compared to fiscal 2017. The increase in Selling, general and administrative expenses was primarily due to higher expenses of $108 million at the

Digital Real Estate Services segment primarily due to higher costs associated with higher revenues, the acquisition of Smartline and increased marketing costs at Move. The increase was also attributable to higher expenses of $81 million at the News and Information Services segment primarily related to higher compensation and marketing costs, the $55 million increase from foreign currency fluctuations, as well as the absence of a $12 million adjustment to reduce the deferred consideration accrual related to the acquisition of Unruly which did not recur in the current year period. These increases were partially offset by the $46 million impact from the reversal of a portion of the previously accrued liability for the U.K. Newspaper Matters and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes in the first quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense increase of $89 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017.

Depreciation and amortization (pro forma)—Depreciation and amortization expense decreased $35 million, or 5%, for the fiscal year ended June 30, 2018 as compared to fiscal 2017, primarily due to lower depreciation expense of $60 million at the News and Information Services segment, primarily due to the write-down of fixed assets at the U.K. and Australian newspapers during fiscal 2017. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense increase of $79 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017.

Impairment and restructuring charges (pro forma)—During the fiscal years ended June 30, 2018 and 2017, the Company recorded restructuring charges of $76 million and $151 million, respectively, primarily related to employee termination benefits in the News and Information Services segment.

During the fiscal year ended June 30, 2018, the Company recognized non-cash impairment charges of $1,237 million primarily related to the $957 million non-cash write-down of the carrying value of its investment in Foxtel and $280 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit.

During the fiscal year ended June 30, 2017, the Company recognized total non-cash impairment charges of $1,066 million primarily at News UK and News Corp Australia. The charges consisted of a write-down of the Company’s fixed assets of $679 million, a write-down of intangible assets of $58 million and a write-down of goodwill of $48 million. The Company also recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel and $53 million related to Foxtel Management’s decision to cease Presto operations in fiscal 2017.

See Note 5—Restructuring Programs, See Note 6—Investments, Note 7—Property, Plant and Equipment and Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements.

Equity losses of affiliates (pro forma)—Equity losses of affiliates improved $55 million to ($27) million for the fiscal year ended June 30, 2018 from ($82) million in fiscal 2017. The decrease in losses for the fiscal year ended June 30, 2018 was primarily due to the absence of losses from the Company’s interest in Ten Network Holdings (“Ten”).

Included within Losses of affiliates in fiscal 2017 was a $58 million write-down of Foxtel’s investment in Ten. During the first quarter of fiscal 2017, Foxtel was deemed to have significant influence over its investment in Ten. As a result, Foxtel was required to treat its investment in Ten as an equity investment. Foxtel elected the fair value option under ASC 825, “Financial Instruments” (“ASC 825”) and adjusted the carrying value of the Ten investment to fair value each reporting period. Although Foxtel ceased to have significant influence in Ten during the third quarter of fiscal 2017, it continued to adjust the carrying value of the Ten investment to fair value each reporting period due to its election of the fair value option under ASC 825.

During the fiscal years ended June 30, 2018 and 2017, the Company recognized non-cash impairments of $13 million and $9 million on certain other equity method investments, respectively. The impairments are reflected in Equity losses of affiliates in the Statement of Operations for the fiscal years ended June 30, 2018 and 2017. See Note 6—Investments in the accompanying Consolidated Financial Statements.

Interest, net (pro forma)—Interest, net decreased $39 million, or 32%, for the fiscal year ended June 30, 2018, as compared to fiscal 2017, primarily due to lower interest expense from the repayment of the Foxtel shareholder note in the first quarter of fiscal 2018, partially offset by the absence of an adjustment of the deferred consideration related to REA Group’s acquisition of iProperty recognized in the second quarter of fiscal 2017. See Note 6—Investments in the accompanying Consolidated Financial Statements.

Other, net (pro forma)—Other, net decreased $122 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017, primarily related to the absence of the $107 million gain recognized in the prior fiscal year related to REA Group’s sale of its European business.

Income tax (expense) benefit (pro forma)—The Company’s income tax expense and effective tax rate for the fiscal year ended June 30, 2018 were $373 million and (58%), respectively, as compared to an income tax expense and effective tax rate of $31 million and (6%), respectively, for fiscal 2017.

For the fiscal year ended June 30, 2018 the Company recorded a tax expense of $373 million on pre-tax loss of $645 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to $340 million of lower tax benefits on impairments and write-downs of approximately $1.3 billion and a tax expense of $237 million related to the impact of the Tax Act, offset by a tax benefit of approximately $49 million related to the settlement of pre-Separation tax matters with the Internal Revenue Service.

For the fiscal year ended June 30, 2017 the Company recorded a tax expense of $31 million on pre-tax loss of $539 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to $139 million of lower tax benefits on impairments and write-downs in foreign jurisdictions of approximately $1 billion, a tax expense of approximately $63 million related to the settlement of a foreign tax audit and $40 million related to the recording of a valuation allowance against foreign net operating losses, offset by lower taxes on the sale of certain business assets.

Net loss (pro forma)—Net loss increased $448 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017 primarily due to the tax impacts discussed above and lower Other, net primarily due to the absence of the gain recognized on the sale of REA Group’s European business.

Net income attributable to noncontrolling interests (pro forma)—Net income attributable to noncontrolling interests decreased by $29 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017, primarily due to the absence of the gain recognized on the sale of REA Group’s European business.

Segment Analysis (pro forma)

The following table reconciles Pro Forma Net loss to Pro Forma Total Segment EBITDA for the fiscal years ended June 30, 2018 and 2017:

	Pro Forma For the fiscal years ended June 30,
	2018	2017
(in millions, except %)
Pro forma net loss	$(1,018)	$(570)
Add:
Income tax expense	373	31
Other, net	(10)	(132)
Interest, net	83	122
Equity losses of affiliates	27	82
Impairment and restructuring charges	1,313	1,217
Depreciation and amortization	676	711

Pro forma Total Segment EBITDA	$1,444	$1,461

	Pro Forma For the fiscal years ended June 30,
	2018		2017
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$5,119	$392	$5,069	$414
Book Publishing	1,758	244	1,636	199
Digital Real Estate Services	1,141	401	938	324
Subscription Video Services	2,544	545	2,546	699
Other	2	(138)	2	(175)

Total	$10,564	$1,444	$10,191	$1,461

Subscription Video Services (pro forma) (24% and 25% of the Company’s consolidated revenues in fiscal 2018 and 2017, respectively)

	Pro Forma For the fiscal years ended June 30,
	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$268	$282	$(14)	(5)%
Circulation and subscription	2,210	2,199	11	1%
Other	66	65	1	2%

Total Revenues	2,544	2,546	(2)	**
Operating expenses	(1,499)	(1,356)	(143)	(11)%
Selling, general and administrative	(500)	(491)	(9)	(2)%

Segment EBITDA	$545	$699	$(154)	(22)%

**	not meaningful

For the fiscal year ended June 30, 2018, revenues at the Subscription Video Services segment decreased $2 million as compared to fiscal 2017. The revenue decrease was primarily due to lower advertising revenues, as lower subscription revenues resulting from subscriber mix were more than offset by the $82 million positive impact of foreign currency fluctuations.

For the fiscal year ended June 30, 2018, Segment EBITDA at the Subscription Video Services segment decreased $154 million, or 22%, as compared to fiscal 2017. The decrease in Segment EBITDA was primarily due to the lower revenues discussed above and higher sports programming costs, primarily for the National Rugby League and Australian Football League and third party transition costs of $10 million.

Results of Operations—Fiscal 2017 versus Fiscal 2016

The following table sets forth the Company’s operating results for fiscal 2017 as compared to fiscal 2016.

	For the fiscal years ended June 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$2,860	$3,025	$(165)	(5)%
Circulation and Subscription	2,470	2,569	(99)	(4)%
Consumer	1,573	1,578	(5)	**
Real estate	696	619	77	12%
Other	540	501	39	8%

Total Revenues	8,139	8,292	(153)	(2)%
Operating expenses	(4,529)	(4,728)	199	4%
Selling, general and administrative	(2,725)	(2,722)	(3)	**
NAM Group and Zillow settlements, net	—	(158)	158	**
Depreciation and amortization	(449)	(505)	56	11%
Impairment and restructuring charges	(927)	(89)	(838)	**
Equity (losses) earnings of affiliates	(295)	30	(325)	**
Interest, net	39	43	(4)	(9)%
Other, net	132	18	114	**

(Loss) income from continuing operations before income tax (expense) benefit	(615)	181	(796)	**
Income tax (expense) benefit	(28)	54	(82)	**

(Loss) income from continuing operations	(643)	235	(878)	**
Income (loss) from discontinued operations, net of tax	—	15	(15)	**

Net (loss) income	(643)	250	(893)	**
Less: Net income attributable to noncontrolling interests	(95)	(71)	(24)	(34)%

Net (loss) income attributable to News Corporation	$(738)	$179	$(917)	**

**	not meaningful

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

NAM Group and Zillow settlements, net—During the fiscal year ended June 30, 2016, the Company recognized one-time costs of approximately $280 million in connection with the settlement of certain litigation and related claims at News America Marketing and a one-time gain of $122 million in connection with the settlement of litigation with Zillow, Inc. (“Zillow”). The gain reflects settlement proceeds received from Zillow of $130 million, less $8 million paid to the National Association of Realtors® (“NAR”). See Note 16—Commitments and Contingencies in the accompanying Consolidated Financial Statements.

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

Impairment and restructuring charges—During the fiscal year ended June 30, 2017 and 2016, the Company recorded restructuring charges of $142 million and $89 million, respectively.

During the fiscal year ended June 30, 2017, the Company recognized total impairment charges of $785 million, primarily at News UK and News Corp Australia. The total charges consisted of a write-down of the Company’s fixed assets of $679 million, a write-down of intangible assets of $58 million and a write-down of goodwill of $48 million.

See Note 5—Restructuring Programs, Note 7—Property, Plant and Equipment and Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements.

Equity (losses) earnings of affiliates—Equity (losses) earnings of affiliates decreased $325 million for the fiscal year ended June 30, 2017 as compared to fiscal 2016, primarily as a result of the $227 million non-cash write-down of the carrying value of the Company’s investment in Foxtel to fair value and lower net income at Foxtel. See Note 6—Investments in the accompanying Consolidated Financial Statements.

	For the fiscal years ended June 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Foxtel(a)	$(265)	$38	$(303)	**
Other equity affiliates(b)	(30)	(8)	(22)	**

Total Equity (losses) earnings of affiliates	$(295)	$30	$(325)	**

**	not meaningful

(a)

During the second quarter of fiscal 2017, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. The write-down is reflected in Equity (losses) earnings of affiliates in the Statements of Operations for the fiscal year ended June 30, 2017. See Note 6—Investments in the accompanying Consolidated Financial Statements.

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”), the Company amortized $68 million and $52 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30, 2017 and 2016, respectively. Such amortization is reflected in Equity (losses) earnings of affiliates in the Statements of Operations. See Note 6—Investments in the accompanying Consolidated Financial Statements. The increase in amortization expense recognized by the Company in fiscal 2017 resulted from a corresponding decrease in amortization expense recognized by Foxtel as certain intangible assets were fully amortized in fiscal 2016.

For the fiscal year ended June 30, 2017, Foxtel revenues increased $32 million, or 1%, as a result of the positive impact of foreign currency fluctuations, as revenues decreased 2% in local currency due to lower subscribers. Operating income decreased $20 million, primarily due to planned increases in programming spend and the lower revenues noted above, partially offset by lower depreciation costs and the positive impact of foreign currency fluctuations. Net income decreased $121 million, mainly due to $58 million in losses associated with the change in the fair value of Foxtel’s investment in Ten Network Holdings (“Ten”) and losses of $53 million associated with Presto, primarily resulting from Foxtel management’s decision to cease Presto operations in January 2017. See Note 6—Investments in the accompanying Consolidated Financial Statements.

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

(b)

Other equity affiliates, net for the fiscal year ended June 30, 2017 includes losses primarily from the Company’s interest in Elara. Additionally, during the fourth quarter of fiscal 2017, the Company recognized impairments of $9 million on certain other equity method investments. The impairments are reflected in Equity (losses) earnings of affiliates in the Statement of Operations for the fiscal year ended June 30, 2017. See Note 6—Investments in the accompanying Consolidated Financial Statements.

Interest, net—Interest, net for the fiscal year ended June 30, 2017 decreased $4 million, or 9%, as compared to fiscal 2016, primarily due to higher interest expense associated with the REA Facility. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.

Other, net—Other, net increased $114 million for the fiscal year ended 2017 as compared to the fiscal year ended June 30, 2016. See Note 21—Additional Financial Information in the accompanying Consolidated Financial Statements.

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

For the fiscal year ended June 30, 2016, the Company recorded a tax benefit of $54 million on pre-tax income of $181 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a tax benefit of approximately $106 million related to the release of previously established valuation allowances related to certain U.S. federal net operating losses and state deferred tax assets. This benefit was recognized in conjunction with management’s plan to dispose of the Company’s digital education business in the first quarter of fiscal 2016, as the Company now expects to generate sufficient U.S. taxable income to utilize these deferred tax assets prior to expiration. In addition, the effective tax rate was also impacted by the $29 million non-taxable gain resulting from the revaluation of REA Group’s previously held equity interest in iProperty. See Note 19—Income Taxes in the accompanying Consolidated Financial Statements.

Income (loss) from discontinued operations, net of tax—For the fiscal year ended June 30, 2017, the Company did not recognize any income from discontinued operations as the operations of the digital education business were discontinued during fiscal 2016.

For the fiscal year ended June 30, 2016, the Company recorded income from discontinued operations, net of tax, of $15 million. The income recognized in fiscal 2016 was primarily due to the impact of a $144 million tax benefit recognized upon reclassification of the Digital Education segment to discontinued operations, a tax benefit of $30 million related to the operations for the period and lower operating losses as a result of the sale of Amplify Insight and Amplify Learning, which more than offset the pre-tax non-cash impairment charge recognized in the first quarter of fiscal 2016 of $76 million and $17 million in severance and lease termination charges recognized in the second quarter of fiscal 2016. See Note 4—Discontinued Operations in the accompanying Consolidated Financial Statements.

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

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses and excluding impact from the NAM Group and Zillow legal settlements. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity (losses) earnings of affiliates, interest, net, other, net, income tax (expense) benefit and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net (loss) income, cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of Total Segment EBITDA provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as impairment and restructuring charges and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures and changes in tax positions or regimes, the Company provides users of its consolidated financial statements with insight into both its core operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its core business. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the core operating results of the Company across different periods. The following table reconciles Net loss to Total Segment EBITDA for the fiscal years ended June 30, 2017 and 2016:

	For the fiscal years ended June 30,
	2017	2016
(in millions)
Net (loss) income	$(643)	$235
Add:
Income tax expense	28	(54)
Other, net	(132)	(18)
Interest, net	(39)	(43)
Equity losses of affiliates	295	(30)
Impairment and restructuring charges	927	89
Depreciation and amortization	449	505

Total Segment EBITDA	$885	$684

	For the fiscal years ended June 30,
	2017		2016
	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$5,069	$414	$5,338	$214
Book Publishing	1,636	199	1,646	185
Digital Real Estate Services	938	324	822	344
Subscription Video Services	494	123	484	124
Other	2	(175)	2	(183)

Total	$8,139	$885	$8,292	$684

News and Information Services (62% and 64% of the Company’s consolidated revenues in fiscal 2017 and 2016, respectively)

	For the fiscal years ended June 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$2,608	$2,810	$(202)	(7)%
Circulation and subscription	2,010	2,107	(97)	(5)%
Other	451	421	30	7%

Total Revenues	5,069	5,338	(269)	(5)%
Operating expenses	(2,943)	(3,142)	199	6%
Selling, general and administrative	(1,712)	(1,702)	(10)	(1)%
NAM Group settlement	—	(280)	280	**

Segment EBITDA	$414	$214	$200	93%

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

Book Publishing (20% of the Company’s consolidated revenues in fiscal 2017 and 2016)

	For the fiscal years ended June 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$1,573	$1,578	$(5)	**
Other	63	68	(5)	(7)%

Total Revenues	1,636	1,646	(10)	(1)%
Operating expenses	(1,124)	(1,145)	21	2%
Selling, general and administrative	(313)	(316)	3	1%

Segment EBITDA	$199	$185	$14	8%

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

Digital Real Estate Services (12% and 10% of the Company’s consolidated revenues in fiscal 2017 and 2016, respectively)

	For the fiscal years ended June 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues
Advertising	$165	$133	$32	24%
Circulation and Subscription	58	64	(6)	(9)%
Real estate	696	619	77	12%
Other	19	6	13	**

Total Revenues	938	822	116	14%
Operating expenses	(120)	(102)	(18)	(18)%
Selling, general and administrative	(494)	(498)	4	1%
Zillow settlement	—	122	(122)	**

Segment EBITDA	$324	$344	$(20)	(6)%

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

Subscription Video Services (6% of the Company’s consolidated revenues in fiscal 2017 and 2016)

	For the fiscal years ended June 30,
	2017	2016	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Advertising	$86	$81	$5	6%
Circulation and Subscription	402	398	4	1%
Other	6	5	1	20%

Total Revenues	494	484	10	2%
Operating expenses	(341)	(336)	(5)	(1)%
Selling, general and administrative	(30)	(24)	(6)	(25)%

Segment EBITDA	$123	$124	$(1)	(1)%

For the fiscal year ended June 30, 2017, revenues at the Subscription Video Services segment increased $10 million, or 2% as compared to fiscal 2016. The revenue increase was primarily due to the acquisition of ANC, which contributed $20 million of revenue in fiscal 2017 and the $12 million positive impact of foreign currency fluctuations. These increases were partially offset by lower affiliate revenues of $11 million at FOX SPORTS Australia and the $10 million impact of the absence of the 53rd week in fiscal 2017.

For the fiscal year ended June 30, 2017, Segment EBITDA at the Subscription Video Services segment decreased $1 million, or 1%, as compared to fiscal 2016. The decrease in Segment EBITDA was due to the $3 million negative impact of foreign currency fluctuations as the impact of lower revenues at FOX SPORTS Australia were offset by lower programming rights costs.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of June 30, 2018, the Company’s cash and cash equivalents were $2,034 million. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future, including repayment of indebtedness. The Company also has available borrowing capacity under the Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit rating or absence of a credit rating and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the current state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms. See Part I, “Item 1A. Risk Factors” for further discussion.

As of June 30, 2018, the Company’s consolidated assets included $887 million in cash and cash equivalents that were held by its foreign subsidiaries. $86 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company. The Tax Act was enacted on December 22, 2017. As part of the transition to the new partial territorial tax system, the Tax Act imposes a one-time tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries. It is estimated that the deemed repatriation tax will be approximately $26 million, which was recorded to income tax expense. The estimate may change, possibly materially, due to among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act.

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

Issuer Purchases of Equity Securities

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the fiscal year ended June 30, 2018. Through August 7, 2018, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 7, 2018 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

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

Sources and Uses of Cash—Fiscal 2018 versus Fiscal 2017

Net cash provided by operating activities from continuing operations for the fiscal years ended June 30, 2018 and 2017 was as follows (in millions):

For the fiscal years ended June 30,	2018	2017
Net cash provided by operating activities from continuing operations	$757	$499

Net cash provided by operating activities from continuing operations increased by $258 million for the fiscal year ended June 30, 2018 as compared to fiscal 2017. The increase was primarily due to the absence of NAM Group’s settlement payments of $256 million made during fiscal 2017 which did not recur during the fiscal year ended June 30, 2018, higher Total Segment EBITDA and lower restructuring payments of $61 million, partially offset by higher working capital primarily related to higher revenues and reversal of a portion of the previously accrued net liability related to the U.K. Newspaper Matters as a result of an agreement reached with the relevant tax authority and certain timing related items, as well as higher net tax payments of $30 million.

Net cash used in investing activities from continuing operations for the fiscal years ended June 30, 2018 and 2017 was as follows (in millions):

For the fiscal years ended June 30,	2018	2017
Net cash used in investing activities from continuing operations	$(321)	$(105)

The Company had net cash used in investing activities from continuing operations of $321 million for the fiscal year ended June 30, 2018 as compared to net cash used in investing activities from continuing operations of $105 million for fiscal 2017. During the fiscal year ended June 30, 2018, the Company used $364 million of cash for capital expenditures which included approximately $60 million from the consolidation of Foxtel and $77 million of cash for acquisitions, primarily for the acquisitions of Hometrack and Smartline, partially offset by cash acquired from the Transaction. The net cash used in investing activities from continuing operations for the fiscal year ended June 30, 2018 was also partially offset by proceeds from the sale of the SEEKAsia cost method investment of $122 million.

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

Foxtel’s full year capital expenditures for fiscal 2018 were approximately $285 million, including $225 million of capital expenditures incurred prior to the consolidation. Foxtel’s total capital expenditures in fiscal 2019, which will be primarily related to subscriber-related expenditures, is expected to be higher than fiscal 2018 by more than $50 million.

Net cash used in financing activities from continuing operations for the fiscal years ended June 30, 2018 and 2017 was as follows (in millions):

For the fiscal years ended June 30,	2018	2017
Net cash used in financing activities from continuing operations	$(398)	$(217)

The Company had net cash used in financing activities from continuing operations of $398 million for the fiscal year ended June 30, 2018 as compared to net cash used in financing activities from continuing operations of $217 million for fiscal 2017. During the fiscal year ended June 30, 2018, the Company repaid $213 million of borrowings related to new Foxtel and REA Group, and made dividend payments of $158 million, primarily to News Corporation stockholders and REA Group minority stockholders. The Company also paid $79 million for its mandatorily redeemable interest in iProperty in fiscal 2018. The net cash used in financing activities from continuing operations for the fiscal year ended June 30, 2018 was partially offset by new borrowings of $95 million.

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

The following table presents a reconciliation of net cash provided by continuing operating activities to free cash flow available to News Corporation:

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Net cash provided by continuing operating activities	$757	$499	$952
Less: Capital expenditures	(364)	(256)	(256)

	393	243	696
Less: REA Group free cash flow	(207)	(183)	(131)
Plus: Cash dividends received from REA Group	63	53	45

Free cash flow available to News Corporation	$249	$113	$610

Free cash flow available to News Corporation increased $136 million in the fiscal year ended June 30, 2018 to $249 million from $113 million in fiscal 2017 primarily due to higher cash provided by continuing operating activities as discussed above, partially offset by higher capital expenditures.

Free cash flow available to News Corporation decreased $497 million in the fiscal year ended June 30, 2017 to $113 million from $610 million in fiscal 2016. The decrease was primarily due to lower cash provided by continuing operating activities as discussed above, as well as higher REA Group free cash flow.

Borrowings

As of June 30, 2018, the Company had total borrowings of $1.95 billion, including the current portion. The Company’s borrowings as of such date reflect $1.6 billion of outstanding debt incurred by certain subsidiaries of new Foxtel (together with new Foxtel, the “Foxtel Group”) that the Company consolidated upon completion of the Transaction. The Foxtel Group debt includes U.S. private placement senior unsecured notes and drawn amounts under its revolving credit facilities, with maturities ranging from 2019 to 2024. Approximately $370 million (A$500 million) aggregate principal amount outstanding will mature during fiscal 2019, and the Company expects to fund these debt repayments primarily with new borrowings. The Foxtel Group’s borrowings are guaranteed by certain members of the Foxtel Group. In accordance with ASC 805, these debt instruments were recorded at fair value as of the Transaction date. During the fourth quarter of fiscal 2018, the Foxtel Group had repayments of $119 million and borrowings of $42 million under its working capital facility.

The Company’s borrowings as of June 30, 2018 also reflect the incurrence of approximately $53 million of indebtedness by REA Group during the fourth quarter of fiscal 2018 to fund the acquisition of Hometrack Australia and the repayment of approximately $93 million (A$120 million) for the first tranche of its A$480 million unsecured revolving loan facility, which matured in December 2017. The second tranche of approximately $89 million (A$120 million) will mature in December 2018, and the Company expects REA Group to fund this debt repayment primarily with cash on hand.

The Company has additional borrowing capacity under its unsecured $650 million revolving credit facility (the “Facility”), which can be increased up to a maximum amount of $900 million at the Company’s request. The lenders’ commitments to make the Facility available terminate on October 23, 2020, provided the Company may request that the commitments be extended under certain circumstances for up to two additional one-year periods. As of the date of this filing, the Company has not borrowed any funds under the Facility. In addition, the Company has $198 million of undrawn commitments under Foxtel Group’s revolving credit facilities.

The Company’s borrowings contains customary representations, covenants, and events of default. The Company was in compliance with all such covenants at June 30, 2018.

See Note 9—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including certain information about interest rates, maturities, covenants and restrictions related to such debt arrangements.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2018.

	As of June 30, 2018
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$1,165	$505	$409	$168	$83
Sports programming rights(b)	2,316	490	966	750	110
Programming costs(c)	239	120	100	19	—
Operating leases(d)
Transmission costs(e)	480	66	122	118	174
Land and buildings	1,585	168	291	244	882
Plant and machinery	26	7	10	8	1
Borrowings(f)	1,937	459	962	373	143
Interest payments on borrowings(g)	196	19	56	77	44

Total commitments and contractual obligations	$7,944	$1,834	$2,916	$1,757	$1,437

(a)

The Company has commitments under purchase obligations related to minimum subscriber guarantees for license fees, printing contracts, capital projects, marketing agreements, production services and other legally binding commitments.

(b)

The Company has sports programming rights commitments with National Rugby League, Australian Football League, Cricket Australia, the domestic football league, and Australian Rugby Union as well as certain other broadcast rights which are payable through fiscal 2024. In April 2018, new Foxtel entered into a sports programming rights agreement with Cricket Australia to broadcast domestic cricket for a six year period from 2018 to 2024. The sports rights commitments are included in the table above. The Company expects to incur approximately $75 million for the domestic cricket rights and other related expenses in fiscal 2019.

(c)	The Company has programming rights commitments with various suppliers for programming content.
(d)

The Company leases office facilities, warehouse facilities, printing plants, satellite service agreements and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2062. This amount includes approximately $175 million of land and office facilities that have been subleased from 21st Century Fox.

(e)	The Company has contractual commitments for satellite transmission services. The transponder services arrangements extend through 2029 and are accounted for as operating leases.
(f)	See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
(g)

Reflects the Company’s expected future interest payments on borrowings outstanding and interest rates applicable at June 30, 2018. Such rates are subject to change in future periods. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.

The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements for production. Since the quantities purchased annually under these contracts are not fixed and are based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.

The table also excludes the Company’s pension obligations, other postretirement benefits (“OPEB”) obligations and the liabilities for unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing of the commitments. The Company made contributions of $29 million and $26 million to its pension plans in fiscal 2018 and fiscal 2017, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates and statutory requirements. The Company anticipates that it will make contributions of approximately $17 million in fiscal 2019, assuming that actual plan asset returns are consistent with the Company’s expected returns in fiscal 2017 and beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company expects its OPEB payments to approximate $9 million in fiscal 2019. See Note 17—Retirement Benefit Obligations in the accompanying Consolidated Financial Statements.

Contingencies

The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed in Note 16 to the Consolidated Financial Statements. The outcome of these matters and claims is subject to significant uncertainty, and the Company often cannot predict what the eventual outcome of pending matters will be or the timing of the ultimate resolution of these matters. Fees, expenses, fines, penalties, judgments or settlement costs which might be incurred by the Company in connection with the various proceedings could adversely affect its results of operations and financial condition.

The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. See Note 16—Commitments and Contingencies in the accompanying Consolidated Financial Statements.

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, these liabilities may need to be adjusted as new information becomes known and as tax examinations continue to progress, or as settlements or litigations occur.

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

Long-lived assets

The Company’s long-lived assets include goodwill, finite-lived and indefinite-lived intangible assets and property, plant and equipment. Assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the cost of acquiring an entity and the estimated fair values assigned to its tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment.

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

Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. During the fourth quarter of fiscal 2018, as part of the Company’s long-range planning process, the Company completed its annual goodwill and indefinite-lived intangible asset impairment test.

The performance of the Company’s annual impairment analysis resulted in $43 million of impairments of goodwill and indefinite-lived intangible assets in fiscal 2018. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 8.5%-25.0%), long-term growth rates (ranging from (1.0%)-3.0%) and royalty rates (ranging from 0.5%-7.5%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums of 10%.

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

The fair values of the Company’s reporting units in fiscal 2018 exceeded the respective carrying values in a range from approximately 0% to 45%. No material impairments were identified. Any increase in the discount rate or decrease in the projected cash flows terminal growth rate would have resulted in a reporting unit of the News and Information Services segment failing the 2018 impairment analysis, which would have required the company to record an impairment charge equal to the difference between the fair value of the reporting unit and its carrying value. The News and Information Services segment has a reporting unit with goodwill of approximately $170 million at June 30, 2018 that is at-risk for future impairment. The Company will continue to monitor its goodwill for possible future impairment.

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

Programming Costs

Costs incurred in acquiring program rights or producing programs are accounted for in accordance with ASC 920, “Entertainment—Broadcasters.” Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Programming costs are amortized over the license period or expected useful life of each program. The Company regularly reviews its programming assets to ensure they continue to reflect net realizable value. Any change in circumstances may result in a write-down of the asset to fair value. The Company has single and multi-year contracts for broadcast rights of sporting events. The costs of sports contracts are primarily charged to expense over the respective season as events are aired. For sports contracts with dedicated channels, the Company amortizes the sports programming rights costs over 12 months.

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

The Company’s annual tax rate is based primarily on its geographic income and statutory tax rates in the various jurisdictions in which it operates. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets, if any. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. The Company’s actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and the Company’s forecasted financial condition and results of operations in future periods. Although the Company believes current estimates are reasonable, actual results could differ from these estimates.

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

Retirement Benefit Obligations

The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. See Note 17—Retirement Benefit Obligations in the accompanying Consolidated Financial Statements.

The Company records amounts relating to its pension and other postretirement benefit plans based on calculations specified by GAAP. The measurement and recognition of the Company’s pension and other postretirement benefit plans require the use of significant management judgments, including discount rates, expected return on plan assets, mortality and other actuarial assumptions. Net periodic benefit costs (income) is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations and an expected rate of return on plan assets. Current market conditions, including changes in investment returns and interest rates, were considered in making these assumptions. In developing the expected long-term rate of return, the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes were considered. The weighted average expected long-term rate of return of 4.7% for fiscal 2019 is based on a weighted average target asset allocation assumption of 23% equities, 65% fixed-income securities and 12% cash and other investments.

The Company recorded $3 million, $1 million, and $8 million in net periodic benefit costs (income) in the Statements of Operations for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. In fiscal 2017, the Company changed the method used to estimate the service and interest cost components of net periodic benefit costs (income) for its pension and other postretirement benefit plans. For fiscal 2016, the Company estimated the service and interest cost components of net periodic benefit costs (income) utilizing a single weighted-average discount rate for each country in which the Company has plans derived from a yield curve used to measure the benefit obligation. The new method utilized a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The Company changed to the new method to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change was accounted for as a change in accounting estimate which was applied prospectively. This change in estimate is not expected to have a material impact on the Company’s pension and postretirement net periodic benefit expense in future periods.

Although the discount rate used for each plan will be established and applied individually, a weighted average discount rate of 3.2% will be used in calculating the fiscal 2019 net periodic benefit costs (income). The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds. The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S., the U.K., Australia and other foreign countries as of the measurement date.

The key assumptions used in developing the Company’s fiscal 2018, 2017 and 2016 net periodic benefit costs (income) for its plans consist of the following:

	2018	2017	2016
	(in millions, except %)
Weighted average assumptions used to determine net periodic benefit costs (income)
Discount rate for PBO	3.0%	3.1%	3.9%
Discount rate for Service Cost	3.9%	3.1%	3.9%
Discount rate for Interest on PBO	2.6%	2.6%	3.9%
Discount rate for Interest on Service Cost	3.5%	2.9%	3.9%
Assets:
Expected rate of return	5.1%	5.7%	5.7%
Expected return	$70	$75	$81
Actual return	$35	$106	$121

Gain/(Loss)	$(35)	$31	$40
One year actual return	3.0%	8.2%	9.4%
Five year actual return	7.3%	8.8%	7.7%

The Company will use a weighted average long-term rate of return of 4.7% for 2019 based principally on a combination of current asset mix and an expectation of future long term investment returns. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2018 were approximately $442 million which decreased from approximately $595 million for the Company’s pension plans as of June 30, 2017. This decrease of $153 million was primarily due to increased discount rates. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year benefit costs. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year benefit costs. These deferred losses are being systematically recognized in future net periodic benefit costs (income) in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses for the primary plans in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over the average life expectancy for plan participants for the primary plans.

The Company made contributions of $29 million, $26 million and $26 million to its funded pension plans in fiscal 2018, 2017 and 2016, respectively. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2018 and beyond, and that interest rates remain constant, the Company anticipates that it will make contributions of approximately $17 million in fiscal 2019. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. See Note 18—Other Postretirement Benefits in the accompanying Consolidated Financial Statements.

Changes in net periodic benefit costs may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	Increase $1 million	Increase $60 million
0.25 percentage point increase in discount rate	—	Decrease $54 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million	—

Recent Accounting Pronouncements

See Note 2 —Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to different types of market risk including changes in foreign currency rates, interest rates and stock prices. When deemed appropriate, the Company uses derivative financial instruments such as cross currency interest rate swaps, interest rate swaps and foreign exchange contracts to hedge certain risk exposures. The Company neither holds nor issues financial instruments for trading purposes.

The following sections provide quantitative information on the Company’s exposure to foreign currency rate risk, interest rate risk and other relevant market risks. The Company makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended June 30, 2018 and 2017:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2018
Revenues	43%	34%	18%
Operating and Selling, general, and administrative expenses	44%	31%	19%

Fiscal year ended June 30, 2017
Revenues	47%	29%	19%
Operating and Selling, general, and administrative expenses	47%	26%	20%

Based on the year ended June 30, 2018, a one cent change in each of the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates would have impacted revenues by approximately $39 million and $12 million, respectively, for each currency on an annual basis, and would have impacted Total Segment EBITDA by approximately $8 million and $1 million, respectively, on an annual basis.

Derivatives and Hedging

As a result of the Transaction, the Company consolidated Foxtel’s portfolio of debt and derivative instruments. As of June 30, 2018, the new Foxtel operating subsidiaries, whose functional currency is Australian dollars, had $575 million aggregate principal amount of outstanding indebtedness denominated in U.S. dollars. The remaining borrowings are denominated in Australian dollars. New Foxtel utilizes cross-currency swaps, designated as both cash flow hedges and fair value hedges, to hedge a portion of the exchange risk related to interest and principal payments on its U.S. dollar denominated debt. The total notional value of these cross-currency interest rate swaps designated as cash flow hedges and fair value hedges were $296 million (A$400 million) and $74 million (A$100 million), respectively, as of June 30, 2018. New Foxtel also has a portfolio of foreign exchange contracts to hedge a portion of the exchange risk related to U.S. dollar payments for license fees. The notional value of these foreign exchange contracts was $100 million as of June 30, 2018.

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives not designated as accounting hedges to mitigate foreign currency and interest rate risk. These are referred to as economic hedges. The total notional value of cross currency interest rate derivatives was $75 million as of June 30, 2018. Refer to the table below for further details of the sensitivity of the Company’s financial instruments which are subject to foreign exchange risk.

	As of June 30,
	2018	2017
Fair value (Hedge type)
Foreign currency derivatives—cash flow hedge asset	$3	$—
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(9)	$—

Fair value (Hedge type)
Cross currency interest rate swaps—fair value hedges asset	$29	$—
Cross currency interest rate swaps—cash flow hedges asset	64	—
Cross currency interest rate swaps—economic hedge asset	10	—

Total cross currency interest rate swap assets, net	$103	$—

Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted foreign currency exchange rates: loss	$(55)	$—
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(2)	$—

Fair value (Hedge type)
Interest rate derivatives—cash flow hedge liability	$20	$—
Sensitivity Analysis
Potential change in fair values resulting from a 10% adverse change in quoted interest rates: loss	$(3)	$—

Interest Rates

The Company’s current financing arrangements and facilities include approximately $650 million of outstanding fixed-rate debt and approximately $1.3 billion of outstanding variable-rate bank facilities, before adjustments for unamortized discount and debt issuance costs (See Note 9—Borrowings in the accompanying Consolidated Financial Statements). Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. In connection with these borrowings, new Foxtel has utilized certain derivative instruments to swap U.S. dollar denominated fixed interest payments for Australian dollar denominated variable rate. As discussed above, new Foxtel utilizes cross-currency swaps, designated as both cash flow hedges and fair value hedges, to hedge a portion of the interest rate risk related to interest and principal payments on its U.S. dollar denominated debt. The Company has also utilized certain derivative instruments to swap Australian dollar denominated variable interest payments for Australian dollar denominated fixed rates. As of June 30, 2018, the notional amount of interest rate swap contracts outstanding was $518 million (A$700 million). Refer to the table above for further details of the sensitivity of the Company’s financial instruments which are subject to interest rate risk.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $93 million as of June 30, 2018. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in comprehensive income of approximately $9 million before tax. Any changes in fair value of the Company’s common stock investments are not recognized unless deemed other-than-temporary.

Credit Risk

Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2018 or June 30, 2017 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2018, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEWS CORPORATION

Management’s Report on Internal Control Over Financial Reporting for June 30, 2018

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2018, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In accordance with Securities and Exchange Commission guidelines permitting the exclusion of a recently acquired business from management’s assessment of internal control over financial reporting in the year of acquisition, management did not assess the internal controls of Foxtel, which the Company began consolidating in April 2018. The operations and related assets of Foxtel were included in the consolidated financial statements of News Corporation beginning from the date of the transaction and constituted approximately 6% of total revenues for the year ended June 30, 2018 and approximately 25% of total assets as of June 30, 2018, the majority of which are intangible assets and goodwill. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.

Based on this assessment, management determined that, as of June 30, 2018, News Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of News Corporation:

Opinion on Internal Control over Financial Reporting

We have audited News Corporation’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, News Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Foxtel, which is included in the 2018 consolidated financial statements of News Corporation and constituted 25% of total assets as of June 30, 2018 and 6% of total revenues for the year then ended. Our audit of internal control over financial reporting of News Corporation also did not include an evaluation of the internal control over financial reporting of Foxtel.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of News Corporation as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated August 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

New York, New York

August 15, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of News Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of News Corporation (the Company) as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of News Corporation at June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), News Corporation’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the News Corporation’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York

August 15, 2018

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

		For the fiscal years ended June 30,
	Notes	2018	2017	2016
Revenues:
Advertising		$2,799	$2,860	$3,025
Circulation and subscription		3,021	2,470	2,569
Consumer		1,664	1,573	1,578
Real estate		858	696	619
Other		682	540	501

Total Revenues		9,024	8,139	8,292
Operating expenses		(4,903)	(4,529)	(4,728)
Selling, general and administrative		(3,049)	(2,725)	(2,722)
NAM Group and Zillow settlements, net	16	—	—	(158)
Depreciation and amortization		(472)	(449)	(505)
Impairment and restructuring charges	5, 7, 8	(351)	(927)	(89)
Equity (losses) earnings of affiliates	6	(1,006)	(295)	30
Interest, net		(7)	39	43
Other, net	21	(325)	132	18

(Loss) income from continuing operations before income tax (expense) benefit		(1,089)	(615)	181
Income tax (expense) benefit	19	(355)	(28)	54

(Loss) income from continuing operations		(1,444)	(643)	235
Income from discontinued operations, net of tax	4	—	—	15

Net (loss) income		(1,444)	(643)	250
Less: Net income attributable to noncontrolling interests		(70)	(95)	(71)

Net (loss) income attributable to News Corporation stockholders		$(1,514)	$(738)	$179

Basic and diluted (loss) earnings per share:	14
(Loss) income from continuing operations available to News Corporation stockholders per share		$(2.60)	$(1.27)	$0.28
Income from discontinued operations available to News Corporation stockholders per share		—	—	0.02

Net (loss) income available to News Corporation stockholders per share		$(2.60)	$(1.27)	$0.30

Cash dividends declared per share of common stock		$0.20	$0.20	$0.20

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN MILLIONS)

	For the fiscal years ended June 30,
	2018	2017	2016
Net (loss) income	$(1,444)	$(643)	$250
Other comprehensive income (loss):
Foreign currency translation adjustments	(123)	84	(398)
Net change in the fair value of cash flow hedges(a)	4	—	—
Unrealized holding (losses) gains on securities, net(b)	27	(25)	1
Benefit plan adjustments, net(c)	128	8	(32)
Share of other comprehensive (loss) income from equity affiliates, net(d)	12	4	(16)

Other comprehensive income (loss)	48	71	(445)

Comprehensive loss	(1,396)	(572)	(195)

Less: Net income attributable to noncontrolling interests	(70)	(95)	(71)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	42	(9)	1

Comprehensive loss attributable to News Corporation stockholders	$(1,424)	$(676)	$(265)

(a)	Net of income tax expense of $2 million, nil and nil for the fiscal year ended June 30, 2018, 2017 and 2016, respectively.
(b)	Net of income tax expense (benefit) of $1 million, ($10) million, and nil for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
(c)	Net of income tax expense (benefit) of $28 million, $8 million, and ($14) million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
(d)	Net of income tax expense (benefit) of $5 million, $2 million, and ($7) million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

		As of June 30,
	Notes	2018	2017
Assets:
Current assets:
Cash and cash equivalents		$2,034	$2,016
Receivables, net	2	1,612	1,276
Inventory, net		376	208
Other current assets		372	315

Total current assets		4,394	3,815

Non-current assets:
Investments	6	393	2,027
Property, plant and equipment, net	7	2,560	1,624
Intangible assets, net	8	2,671	2,281
Goodwill	8	5,218	3,838
Deferred income tax assets	19	279	525
Other non-current assets	21	831	442

Total assets		$16,346	$14,552

Liabilities and Equity:
Current liabilities:
Accounts payable		$605	$222
Accrued expenses		1,340	1,204
Deferred revenue		516	426
Current borrowings	9	462	103
Other current liabilities	21	372	497

Total current liabilities		3,295	2,452

Non-current liabilities:
Borrowings	9	1,490	276
Retirement benefit obligations	17	245	319
Deferred income tax liabilities	19	389	61
Other non-current liabilities		430	351

Commitments and contingencies	16

Redeemable preferred stock	10	20	20

Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,322	12,395
Accumulated deficit		(2,163)	(648)
Accumulated other comprehensive loss		(874)	(964)

Total News Corporation stockholders’ equity		9,291	10,789
Noncontrolling interests		1,186	284

Total equity		10,477	11,073

Total liabilities and equity		$16,346	$14,552

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 383,385,353 and 382,294,262 shares issued and outstanding, net of 27,368,413 treasury shares at par at June 30, 2018 and June 30, 2017, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at June 30, 2018 and June 30, 2017, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

		For the fiscal years ended June 30,
	Notes	2018	2017	2016
Operating activities:
Net (loss) income		$(1,444)	$(643)	$250
Less: Income from discontinued operations, net of tax		—	—	15

(Loss) income from continuing operations		(1,444)	(643)	235
Adjustments to reconcile (loss) income from continuing operations to cash provided by operating activities:
Depreciation and amortization		472	449	505
Equity losses (earnings) of affiliates	6	1,006	295	(30)
Cash distributions received from affiliates		5	4	34
Impairment charges	7, 8	280	785	—
Other, net	21	325	(132)	(18)
Deferred income taxes and taxes payable	19	202	(95)	(147)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(128)	(58)	22
Inventories, net		(14)	15	35
Accounts payable and other liabilities		53	137	58
NAM Group settlement		—	(258)	258

Net cash provided by operating activities from continuing operations		757	499	952
Net cash used in operating activities from discontinued operations		—	(5)	(74)

Net cash provided by operating activities		757	494	878
Investing activities:
Capital expenditures		(364)	(256)	(256)
Changes in restricted cash for Wireless Group acquisition		—	315	(315)
Acquisitions, net of cash acquired		(77)	(347)	(520)
Investments in equity affiliates and other		(18)	(59)	(51)
Other investments		(33)	(39)	(54)
Proceeds from business dispositions		1	162	1
Proceeds from property, plant and equipment and other asset dispositions		137	109	41
Other		33	10	30

Net cash used in investing activities from continuing operations		(321)	(105)	(1,124)
Net cash provided by investing activities from discontinued operations		—	—	13

Net cash used in investing activities		(321)	(105)	(1,111)
Financing activities:
Borrowings	9	95	—	342
Repayment of borrowings		(213)	(23)	—
Repurchase of shares		—	—	(41)
Dividends paid		(158)	(152)	(147)
Other, net		(122)	(42)	(4)

Net cash (used in) provided by financing activities from continuing operations		(398)	(217)	150
Net cash used in financing activities from discontinued operations		—	—	—

Net cash (used in) provided by financing activities		(398)	(217)	150
Net increase (decrease) in cash and cash equivalents		38	172	(83)
Cash and cash equivalents, beginning of year		2,016	1,832	1,951
Exchange movement on opening cash balance		(20)	12	(36)

Cash and cash equivalents, end of year		$2,034	$2,016	$1,832

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2015	382	$4	200	$2	$12,433	$88	$(582)	$11,945	$171	$12,116
Net income	—	—	—	—	—	179	—	179	71	250
Other comprehensive loss	—	—	—	—	—	—	(444)	(444)	(1)	(445)
Dividends	—	—	—	—	—	(118)	—	(118)	(29)	(147)
Share repurchases	(3)	—	—	—	(39)	—	—	(39)	—	(39)
Other	1	—	—	—	40	1	—	41	6	47

Balance, June 30, 2016	380	4	200	2	12,434	150	(1,026)	11,564	218	11,782
Net (loss) income	—	—	—	—	—	(738)	—	(738)	95	(643)
Other comprehensive income	—	—	—	—	—	—	62	62	9	71
Dividends	—	—	—	—	(58)	(60)	—	(118)	(34)	(152)
Other	2	—	—	—	19	—	—	19	(4)	15

Balance, June 30, 2017	382	4	200	2	12,395	(648)	(964)	10,789	284	11,073
Net (loss) income	—	—	—	—	—	(1,514)	—	(1,514)	70	(1,444)
Other comprehensive loss	—	—	—	—	—	—	90	90	(42)	48
Foxtel transaction(a)	—	—	—	—	—	—	—	—	914	914
Dividends	—	—	—	—	(119)	—	—	(119)	(39)	(158)
Other	1	—	—	—	46	(1)	—	45	(1)	44

Balance, June 30, 2018	383	$4	200	$2	$12,322	$(2,163)	$(874)	$9,291	$1,186	$10,477

(a)	See Note 3—Acquisitions, Disposals and Other Transactions.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, book publishing, digital real estate services and subscription video services in Australia.

In April 2018, News Corp and Telstra Corporation Limited (“Telstra”) combined their respective 50% interests in Foxtel and News Corp’s 100% interest in FOX SPORTS Australia into a new company, which the Company refers to as “new Foxtel” (the “Transaction”). Following the completion of the Transaction, News Corp owns a 65% interest in the combined business, with Telstra owning the remaining 35%. Consequently, the Company began consolidating Foxtel in the fourth quarter of fiscal 2018. See Note 3—Acquisitions, Disposals and Other Transactions; Note 6—Investments; Note 8—Goodwill; Note 9—Borrowings; and Note 11—Financial Instruments and Fair Value Measurements.

Basis of presentation

The accompanying consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s financial statements as of and for the fiscal years ended June 30, 2018, 2017 and 2016 are presented on a consolidated basis.

The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”

The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2018, fiscal 2017 and fiscal 2016 included 52, 52 and 53 weeks, respectively. All references to the fiscal years ended June 30, 2018, 2017, and 2016 relate to the fiscal years ended July 1, 2018, July 2, 2017, and July 3, 2016, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of June 30.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current fiscal year presentation, including inventory and current borrowings.

Use of estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and other investments that are readily convertible into cash with original maturities of three months or less. The Company’s cash and cash equivalents balance as of June 30, 2018 and 2017 also includes $86 million and $276 million, respectively, which is not readily accessible by the Company as it is held by REA Group Limited (“REA Group”), a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.

The Company classifies cash as restricted when the cash is unavailable for use in its general operations. The Company had no restricted cash as of June 30, 2018 and 2017.

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

Receivables, net consist of:

	As of June 30,
	2018	2017
	(in millions)
Receivables	$1,829	$1,484
Allowances for sales returns	(171)	(166)
Allowances for doubtful accounts	(46)	(42)

Receivables, net	$1,612	$1,276

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2018 or June 30, 2017 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Inventory, net

Inventory primarily consists of programming rights, books, newsprint and printing ink. Program rights are recorded at the lower of amortized cost or net realizable value. In accordance with ASC 920, “Entertainment-Broadcasters,” costs incurred in acquiring program rights are capitalized and amortized over the license period or expected useful life of each program. If estimates of future cash flows are insufficient to support the carrying value or if there is no plan to broadcast certain programming, an impairment charge is recognized in the Consolidated Financial Statements.

Inventory for books, newsprint and printing ink are valued at the lower of cost or market. Cost for non-programming inventory is determined by the weighted average cost method. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates, sales patterns of its products and specifically identified obsolete inventory.

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

Investments in and advances to equity investments or joint ventures in which the Company has significant influence, but is not the primary beneficiary, and has less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% or when the Company has the ability to exercise significant influence. Under the equity method of accounting, the Company includes its investments and amounts due to and from its equity method investments in its Balance Sheets. The Company’s Statements of Operations include the Company’s share of the investees’ earnings (losses) and the Company’s Statements of Cash Flows include all cash received from or paid to the investee.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 815, “Derivatives and Hedging” (“ASC 815”) requires derivative instruments to be recorded on the balance sheet at fair value as either an asset or a liability. ASC 815 also requires that changes in the fair value of recorded derivatives be recognized currently in the Statements of Operations unless specific hedge accounting criteria are met.

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. On an ongoing basis, the Company formally assesses whether the financial instruments used in hedging transactions continue to be effective. The ineffective portion of a financial instrument’s change in fair value is immediately recognized in the Statement of Operations.

The Company determines the fair values of its derivatives using standard valuation models. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates and foreign currency exchange rates. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. All of the Company’s derivatives are over-the-counter instruments with liquid markets. The carrying values of the derivatives reflect the impact of master netting agreements which allow the Company to net settle positive and negative positions with the same counterparty. As the Company does not intend to settle any derivatives at their net positions, derivative instruments are presented gross in the Balance Sheets.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2018, the Company did not anticipate nonperformance by any of the counterparties.

Cash flow hedges

Cash flow hedges are used to mitigate the Company’s exposure to variability in cash flows that is attributable to particular risk associated with a highly probable forecasted transaction or a recognized asset or liability which could affect income or expenses. The effective portion of the gain or loss on the hedging instrument is recognized directly in Accumulated other comprehensive income, while the ineffective portion is recognized in the Statements of Operations. Amounts recorded in Accumulated other comprehensive income are recognized in the Statements of Operations when the hedged forecasted transaction impacts income or if the forecasted transaction is no longer expected to occur.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair value hedges

Fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of a recognized asset or liability, or an identified portion thereof that is attributable to a particular risk and could affect income or expenses. The hedged item is adjusted for gains and losses attributable to the risk being hedged and the derivative is remeasured to fair value. The Company records the changes in the fair value of these items in the Statements of Operations.

Economic hedges

Derivatives not designated as accounting hedge relationships are referred to as economic hedges. Economic hedges are those derivatives which the Company uses to mitigate their exposure to variability in the cash flows of a forecast transaction or the fair value of a recognized asset or liability, but which do not qualify for hedge accounting in accordance with ASC 815. The economic hedges are adjusted to fair value each period in the Statements of Operations.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over an estimated useful life of 3 to 50 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property, plant and equipment are expensed as incurred. Changes in circumstances, such as technological advances or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be changed, the Company would depreciate the asset over its revised remaining useful life, thereby increasing or decreasing depreciation expense.

Operating leases

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the applicable lease terms. The term used for straight-line rent expense is calculated beginning on the date that the Company obtains possession of the leased premises through the expected lease termination date.

Capitalized software

In accordance with ASC 350–40 “Internal-use Software,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Costs incurred in the preliminary project stage are expensed. All direct costs incurred to develop internal-use software during the development stage are capitalized and amortized using the straight-line method over the estimated useful life, generally 2 to 10 years. Costs such as maintenance and training are expensed as incurred. Research and development costs are also expensed as incurred.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and intangible assets

The Company has goodwill and intangible assets, including trademarks and tradenames, newspaper mastheads, distribution networks, publishing imprints, radio broadcast licenses, publishing rights and customer relationships. Goodwill is recorded as the difference between the cost of acquiring entities or businesses and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually during the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts. Intangible assets with finite lives are amortized over their estimated useful lives.

Goodwill is reviewed for impairment at a reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments. For purposes of its goodwill impairment review, the Company has identified Dow Jones, the Australian newspapers, the U.K. newspapers, News America Marketing, Unruly Holdings Limited (“Unruly”), Storyful Limited (“Storyful”), Wireless Group plc (“Wireless Group), new Foxtel, Australia News Channel Pty Ltd (“ANC”), HarperCollins, REA Group and Move, Inc. (“Move”), as its reporting units. During the third quarter of fiscal 2017, the Company early adopted ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) which eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

The Company also performs impairment reviews on its indefinite-lived intangible assets, including trademarks and tradenames, newspaper mastheads, distribution networks, publishing imprints and radio broadcast licenses. Newspaper mastheads and book publishing imprints are reviewed on an aggregated basis in accordance with ASC 350. Distribution networks, trademarks and tradenames and radio broadcast licenses are reviewed

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

individually. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through a quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment will be recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value.

The methods used to estimate the fair value measurements of the Company’s reporting units and indefinite-lived intangible assets include those based on the income approach (including the discounted cash flow, relief-from-royalty and excess earnings methods) and those based on the market approach (primarily the guideline public company method). The resulting fair value measurements of the assets are considered to be Level 3 measurements. Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. The cash flows employed in the analyses are based on the Company’s estimated outlook and various growth rates are assumed for years beyond the long-term business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. In assessing the reasonableness of its determined fair values, the Company evaluates its results against other value indicators, such as comparable public company trading values.

When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method.

Borrowings

Loans and borrowings are initially recognized at the fair value of the consideration received. Transaction costs are recorded within current borrowings (current portion) and non-current borrowings (long-term portion) in the Consolidated Balance Sheets. They are subsequently recognized at amortized cost using the effective interest method. Debt may be considered extinguished when it has been modified and the terms of the new debt instruments and old debt instruments are substantially different, as that term is defined in the debt modification guidance in ASC 470-50 “Debt—Modifications and Extinguishments”. The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.”

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Circulation and information services revenues include single-copy and subscription revenues. Circulation revenues are based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy sales) and digital subscriptions sold and the rates charged to the respective customers. Single-copy revenue is recognized based on date of publication, net of provisions for related returns. Proceeds from print and digital information services subscription revenues are deferred at the time of sale and are recognized in earnings on a pro rata basis over the terms of the subscriptions.

Other revenues are recognized when the related services are performed or the product has been delivered.

Book Publishing

Revenue from the sale of books for distribution in the retail channel is primarily recognized upon passing of control to the buyer, net of provisions for returns. Revenue for electronic books (“e-books”), which is the net amount received from the retailer, is generally recognized upon electronic delivery to the customer by the retailer. Revenue is reported net of any amounts billed to customers for taxes which are remitted to government authorities.

Digital Real Estate Services

Real estate revenues are derived from the sale of online real estate listing products and services to agents, brokers and developers. Revenues are recognized on the fulfillment of customer service obligations, which may include product performance and/or product service periods.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advertising revenues are recognized in the period when advertising is placed on digital platforms, net of commissions and provisions for estimated sales incentives including rebates, rate adjustments and discounts.

Subscription revenues from licensing of advanced reporting products are typically recognized ratably over the service period of the related subscription.

Subscription Video Services

Subscriber revenue is primarily earned from pay television broadcast services. Revenue is recognized in the period that the services are provided. Non-refundable subscriptions billed before the underlying service is provided to the customer are recorded as deferred revenue in the Consolidated Balance Sheets. This revenue is then recognized over the service period. Advertising revenues are recognized, net of agency commissions, in the period that the advertisements are aired.

Prior to the completion of the Transaction, affiliate fees received from cable television systems, direct broadcast satellite operators and other distribution systems were recognized as revenue in the period that services were provided.

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

Subscriber acquisition costs

Costs related to the acquisition of subscription video service customers primarily consist of amounts paid for third-party customer acquisitions, which consist of the cost of commissions paid to authorized retailers and dealers for subscribers added through their respective distribution channels and the cost of hardware and installation subsidies for subscribers. All costs, including hardware, installation and commissions, are expensed upon activation, except where legal ownership of the equipment is retained, in which case the cost of the equipment and direct and indirect installation costs are capitalized and depreciated over the respective useful life.

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

Advertising expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising and promotional expenses recognized totaled $663 million, $587 million and $607 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

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

The Company has not provided taxes on undistributed earnings attributable to certain foreign subsidiaries. It is the Company’s intention to reinvest in these subsidiaries indefinitely as the Company does not anticipate the need to repatriate funds to satisfy domestic liquidity needs. An actual repatriation from these subsidiaries could be subject to foreign withholding taxes and U.S. state taxes. Calculation of the unrecognized tax liabilities is not practicable.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following the enactment of the Tax Act (See Note 19—Income Taxes), the Company has elected to account for the tax on GILTI as a period cost and thus has not adjusted any net deferred tax assets of its foreign subsidiaries for the new tax. However, the Company has considered the potential impact of GILTI and BEAT on its U.S. federal net operating loss (“NOL”) carryforward and determined that the projected tax benefit to be received from its NOL carryforward may be reduced due to these provisions. As such, the Company has recorded a valuation allowance on its U.S. federal NOL carryforward for the reduction in the projected tax benefit upon utilization.

Earnings (loss) per share

Basic earnings (loss) per share for Class A Common Stock and Class B Common Stock is calculated by dividing Net income (loss) available to News Corporation stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding. Diluted earnings (loss) per share for Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity-based compensation plans. See Note 14—Earnings (Loss) Per Share.

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

Recently Issued Accounting Pronouncements

Adopted

In March 2016, the issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 address several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for annual and interim reporting periods beginning July 1, 2017. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Issued

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

The Company is working to finalize its evaluation of the impact of ASU 2014-09 on its consolidated financial statements, however based on the preliminary conclusions reached to date, the Company believes the adoption of ASU 2014-09 will not have a material impact. The Company’s implementation team, including external advisers, continues to finalize the Company’s assessment of ASU 2014-09 across its various business units and geographies. In addition, the Company is still in the process of finalizing the assessment of the adoption of the new standard with Foxtel, following the consolidation of the business in the fourth quarter of fiscal 2018 (See Note 3—Acquisitions, Disposals and Other Transactions). Discussions regarding changes to the Company’s current accounting policies and practices remain ongoing and preliminary conclusions are subject to change. Based on the current guidance, the new framework will become effective on a modified retrospective basis for the Company on July 1, 2018.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. As of June 30, 2018, the Company had $93 million in available-for-sale securities with net unrealized gains of $16 million and $127 million in cost method investments. In accordance with ASU 2016-01, the cumulative net unrealized gains (losses) contained within Accumulated other comprehensive loss will be reclassified through Retained earnings as of July 1, 2018, and changes in the fair value of available-for-sale securities will be recorded in the Company’s Statement of Operations beginning July 1, 2018. The Company is evaluating the impact ASU 2016-01 may have on its cost method investments.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments address specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. ASU 2017-12 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company is currently evaluating the impact ASU 2017-12 will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The amendments provide a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company is currently evaluating the impact ASU 2018-02 will have on its consolidated financial statements.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2018

Hometrack Australia Pty Ltd

In June 2018, REA Group acquired Hometrack Australia Pty Ltd (“Hometrack Australia”) for A$130 million (approximately $100 million) in cash, which was funded with a mix of cash on hand and debt of A$70 million (approximately $53 million). Hometrack Australia is a provider of property data services to the financial sector and allows REA Group to deliver more property data and insights to its customers. Under the acquisition method of accounting, the total consideration is allocated to net tangible assets and identifiable intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration over the fair value of the net tangible assets and identifiable intangible assets acquired was recorded as goodwill. The

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company recorded approximately $25 million of intangible assets consisting of technology, primarily associated with the Hometrack.com website, and customer relationships which have useful lives of 8 years and 15 years, respectively. The Company recorded approximately $74 million of goodwill on the transaction. Hometrack Australia is a subsidiary of REA Group and its results are included within the Digital Real Estate Services segment. The values assigned to the acquired assets and liabilities are based on estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.

New Foxtel

In April 2018, News Corp and Telstra combined their respective 50% interests in Foxtel and News Corp’s 100% interest in FOX SPORTS Australia into a new company (the “Transaction”). Following the completion of the Transaction, News Corp owns a 65% interest in the combined business, with Telstra owning the remaining 35%. Consequently, the Company began consolidating Foxtel in the fourth quarter of fiscal 2018. The combination allows Foxtel and FOX SPORTS Australia to leverage their media platforms and content to improve services for consumers and advertisers. The results of new Foxtel are reported within the Subscription Video Services segment (formerly the Cable Network Programming segment), and new Foxtel is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

The Transaction was accounted for in accordance with ASC 805 “Business Combinations” (“ASC 805”) which requires the Company to re-measure its previously held equity interest in Foxtel at its Transaction completion date fair value. The carrying amount of the Company’s previously held equity interest in Foxtel was equal to its fair value as of the Transaction completion date, as the Company wrote its investment in Foxtel down to fair value during the third quarter of fiscal 2018. In accordance with ASC 805, as the Company did not relinquish control of its investment in FOX SPORTS Australia, the reduction in the Company’s ownership interest to 65% was accounted for as a common control transaction on a carryover basis. See Note 6—Investments.

The total aggregate purchase price associated with the Transaction at the completion date is set forth below (in millions):

Consideration transferred(a)	$331
Fair value of News Corp previously held equity interest in Foxtel	631
Fair value of noncontrolling interest(b)	578

Fair value of net assets	$1,540

a)	Primarily represents the fair value of 35% of FOX SPORTS Australia exchanged as consideration in the Transaction and has been included in noncontrolling interest
b)	Primarily represents the fair value of 35% of Foxtel, which includes the impact of certain market participant synergies

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under the acquisition method of accounting, the aggregate purchase price, based on a valuation of 100% of Foxtel, was allocated to net tangible and intangible assets based upon their fair value as of the date of completion of the Transaction. The excess of the aggregate purchase price over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The allocation is as follows (in millions):

Assets acquired:
Cash	$78
Current assets	526
Property, plant and equipment	967
Intangible assets	868
Goodwill	1,574
Other non-current assets	292

Total assets acquired	$4,305

Liabilities assumed:
Current liabilities	$609
Long-term borrowings	1,751
Other non-current liabilities	405

Total liabilities assumed	2,765

Net assets acquired	$1,540

As a result of the Transaction, the Company recorded tangible assets of approximately $849 million, excluding long-term borrowings, primarily consisting of property, plant and equipment which mainly relate to digital set top units and installations and technical equipment, as well as accounts receivable, inventory, accounts payable and accruals at their estimated fair values at the completion date of the Transaction. The Company recorded outstanding borrowings of approximately $1.8 billion, as a result of the Transaction. See Note 9—Borrowings.

In addition, the Company recorded approximately $0.9 billion of intangible assets of which $468 million has been allocated to subscriber relationships with a weighted-average useful life of 10 years, $277 million has been allocated to the tradenames which has an indefinite life and approximately $123 million has been allocated to advertiser relationships with a weighted-average useful life of 15 years. In accordance with ASC 350, the excess of the purchase price over the fair values of the net tangible and intangible assets of approximately $1.6 billion was recorded as goodwill on the transaction. The values assigned to the acquired assets and liabilities are based on estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.

As a result of the Transaction, the Company recognized a $337 million loss in Other, net, primarily related to the Company’s settlement of its pre-existing contractual arrangement between Foxtel and FOX SPORTS Australia which resulted in a $317 million write-off of its channel distribution agreement intangible asset at the time of the Transaction.

Smartline Home Loans Pty Limited

In July 2017, REA Group acquired an 80.3% interest in Smartline Home Loans Pty Limited (“Smartline”) for approximately A$70 million in cash (approximately $55 million). The minority shareholders have the option to sell the remaining 19.7% interest to REA Group beginning three years after closing at a price dependent on the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to the acquisitions noted above and the investments referenced in Note 6—Investments, the Company used $62 million of cash for additional acquisitions during fiscal 2017, primarily consisting of Australian Regional Media (“ARM”). ARM’s results are included within the News and Information Services segment.

Fiscal 2016

Unruly Holdings Limited

On September 30, 2015, the Company acquired Unruly for approximately £60 million (approximately $90 million) in cash and up to £56 million (approximately $86 million) in future cash consideration related to payments primarily contingent upon the achievement of certain performance objectives. As a result of the acquisition, the Company recognized a liability of approximately $40 million related to the contingent consideration. The fair value of the contingent consideration was estimated by applying a probability-weighted income approach. In accordance with ASC 350, $43 million of the purchase price was allocated to acquired technology with a weighted-average useful life of 7 years, $21 million was allocated to customer relationships and tradenames with a weighted-average useful life of 6 years and $68 million was allocated to goodwill. Unruly is a global video advertising marketplace that is focused on delivering branded video advertising across websites and mobile devices. Unruly’s results are included within the News and Information Services segment, and it is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

iProperty Group Limited

In February 2016, REA Group increased its investment in iProperty Group Limited (“iProperty”) from 22.7% to approximately 86.9% for A$482 million in cash (approximately $340 million). The remaining 13.1% interest was mandatorily redeemable during fiscal 2018. As a result, the Company recognized a liability of approximately $76 million at the time of acquisition, which reflected the present value of the amount expected to be paid for the remaining interest based on the formula specified in the acquisition agreement. The acquisition was funded primarily with the proceeds from borrowings under an unsecured syndicated revolving loan facility (the “REA Facility”). See Note 9—Borrowings. The acquisition of iProperty extends REA Group’s market leading business in Australia to attractive markets throughout Southeast Asia. iProperty is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.

In accordance with ASC 805, REA Group recognized a gain of $29 million resulting from the revaluation of its previously held equity interest in iProperty in Other, net in the Statement of Operations for the fiscal year ended June 30, 2016. The total fair value of iProperty at the acquisition date is set forth below (in millions):

Cash paid for iProperty equity	$340
Deferred consideration	76

Total consideration	416

Fair value of previously held iProperty investment	120

Total fair value	$536

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to the acquisitions noted above, the Company used $90 million of cash for additional acquisitions during fiscal 2016, primarily consisting of DIAKRIT, Flatmates.com.au Pty Ltd (“Flatmates”) and Checkout 51 Mobile Apps ULC (“Checkout 51”). DIAKRIT and Flatmates’ results are included within the Digital Real Estate Services segment. Checkout 51’s results are included within the News and Information Services segment.

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

The following table summarizes the results of operations from the discontinued segment:

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Revenues	$—	$—	$27

Loss before income tax benefit	—	—	(159)
Income tax benefit	—	—	174

Income from discontinued operations, net of tax	$—	$—	$15

NOTE 5. RESTRUCTURING PROGRAMS

The Company recorded restructuring charges of $71 million, $142 million and $89 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, of which $58 million, $133 million and $79 million related to

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the News and Information Services segment, respectively. The restructuring charges recorded in fiscal 2018, 2017 and 2016 were primarily for employee termination benefits.

Changes in the restructuring program liabilities were as follows:

	One-time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, June 30, 2015	$47	$5	$6	$58
Additions	86	1	2	89
Payments	(95)	(1)	—	(96)
Other	(5)	—	(2)	(7)

Balance, June 30, 2016	$33	$5	$6	$44
Additions	137	—	5	142
Payments	(135)	(1)	(1)	(137)
Other	(2)	2	—	—

Balance, June 30, 2017	$33	$6	$10	$49
Additions	69	—	2	71
Payments	(73)	(2)	(1)	(76)
Other	—	(2)	—	(2)

Balance, June 30, 2018	$29	$2	$11	$42

As of June 30, 2018, restructuring liabilities of approximately $31 million were included in the Balance Sheet in Other current liabilities and $11 million were included in Other non-current liabilities.

NOTE 6. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of June 30, 2018	As of June 30,
		2018	2017
		(in millions)
Equity method investments:
Foxtel(a)	65%	$—	$1,208
Other equity method investments(b)	various	173	133
Loan receivable from Foxtel(a)	N/A	—	370
Available-for-sale securities(c)	various	93	97
Cost method investments(d)	various	127	219

Total Investments		$393	$2,027

(a)

Following completion of the Transaction in April 2018, News Corp owns a 65% interest in new Foxtel, and Telstra owns the remaining 35%. Consequently, the Company ceased accounting for Foxtel as an equity method investment and began consolidating its results in the fourth quarter of fiscal 2018. See Note 3—Acquisitions, Disposals and Other Transactions.

In May 2012, Foxtel purchased Austar United Communications Ltd. The transaction was funded by Foxtel bank debt and pro rata capital contributions made by Foxtel shareholders in the form of subordinated

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(b)

Other equity method investments are primarily comprised of Elara Technologies Pte. Ltd., which operates PropTiger.com, Makaan.com and Housing.com and new Foxtel’s investment in Nickelodeon Australia Joint Venture.

(c)	Available-for-sale securities are primarily comprised of the Company’s investment in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets.
(d)

Cost method investments are primarily comprised of certain investments in China as of June 30, 2018. During the third quarter of fiscal 2018, the Company sold its investment in SEEKAsia Limited for $122 million in cash and recognized a $32 million gain in Other, net. See Note 21—Additional Financial Information.

The Company measures the fair market values of available-for-sale securities as Level 1 financial instruments under ASC 820 as such investments have quoted prices in active markets. The cost basis, unrealized gains, unrealized losses and fair market value of available-for-sale securities are set forth below:

	As of June 30,
	2018	2017
	(in millions)
Cost basis of available-for-sale securities	$77	$99
Accumulated gross unrealized gain	16	—
Accumulated gross unrealized loss	—	(2)

Fair value of available-for-sale securities	$93	$97

Net deferred tax asset	$—	$(1)

Equity (Losses) Earnings of Affiliates

The Company’s share of the (losses) earnings of its equity affiliates was as follows:

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Foxtel(a)	$(974)	$(265)	$38
Other equity affiliates, net(b)	(32)	(30)	(8)

Total Equity (losses) earnings of affiliates	$(1,006)	$(295)	$30

(a)

During the third quarter of fiscal 2018, the Company recognized a $957 million non-cash write-down of the carrying value of its investment in Foxtel. The write-down is reflected in Equity (losses) earnings of affiliates in the Statements of Operations for the fiscal year ended June 30, 2018. In the third quarter of fiscal 2018, as part of the long range planning process and in preparation for the Transaction, the Company assessed the long-term prospects for Foxtel, on both a stand-alone and combined basis. As a result of lower-

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

than-expected revenues from certain new products and broadcast subscribers at Foxtel, the Company revised its outlook for Foxtel, which resulted in a reduction in expected future cash flows. Based on the revised projections, the Company concluded that the fair value of its investment in Foxtel declined below its carrying value. The assumptions utilized in the income approach valuation method were a discount rate of 10.25% and a long-term growth rate of 2.0%.

During the second quarter of fiscal 2017, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel. As a result of Foxtel’s performance in the first half of fiscal 2017 and the competitive operating environment in the Australian pay-TV market, the Company revised its future outlook for the business in the second quarter of fiscal 2017, which resulted in a reduction in expected future cash flows. Based on the revised projections, the Company determined that the fair value of its investment in Foxtel declined below its carrying value, which included the gain recognized in connection with the acquisition of Consolidated Media Holdings Ltd. (“CMH”). The write-down is reflected in Equity (losses) earnings of affiliates in the Statements of Operations for the fiscal year ended June 30, 2017. The assumptions utilized in the income approach valuation method were a discount rate of 9.0% and a long-term growth rate of 2.5%. The assumptions utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%.

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

Additionally, in accordance with ASC 350, the Company amortized $49 million, $68 million, and $52 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Such amortization is reflected in Equity (losses) earnings of affiliates in the Statements of Operations. The Company began consolidating the results of Foxtel in the fourth quarter of fiscal 2018 as a result of the Transaction.

(b)

Other equity affiliates, net for the fiscal years ended June 30, 2018 and 2017, include losses primarily from the Company’s interest in Elara. Additionally, during the fiscal years ended June 30, 2018 and 2017, the Company recognized non-cash write-downs of $13 million and $9 million, respectively, on certain other equity method investments. The write-downs are reflected in Equity (losses) earnings of affiliates in the Statements of Operations for the fiscal years ended June 30, 2018 and 2017.

Impairments of Other Investments

The Company regularly reviews its investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. The Company recorded write-offs and impairments of certain available-for-sale securities in the fiscal years ended June 30, 2018, 2017 and 2016 of $33 million, $21 million and $17 million, respectively, which were reclassified out of Accumulated other comprehensive income and included in Other, net. The Company recorded write-offs and impairments of certain cost method investments of $4 million in fiscal 2016 in Other, net. These write-offs and impairments were taken either as a result of the deteriorating financial position of the investee or due to an other-than-temporary impairment resulting from sustained losses and limited prospects for recovery.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information

Summarized financial information for Foxtel for periods through April 2, 2018, presented in accordance with U.S. GAAP, was as follows:

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Revenues	$1,818	$2,411	$2,379
Operating income(a)	155	353	373
Net income	64	59	180

(a)

Includes Depreciation and amortization of $187 million for the period ended April 2, 2018 and $215 million and $231 million for the fiscal years ended June 30, 2017 and 2016, respectively. Operating income before depreciation and amortization was $342 million for the period ended April 2, 2018 and $568 million, and $604 million for the fiscal years ended June 30, 2017 and 2016, respectively.

	As of June 30,
	2018	2017
	(in millions)
Current assets	$—	$642
Non-current assets	—	2,517
Current liabilities	—	758
Non-current liabilities	—	2,557

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2018	2017
		(in millions)
Land		$150	$153
Buildings and leaseholds	3 to 50 years	1,742	1,733
Digital set top units and installations	3 to 7 years	744	—
Machinery and equipment(a)	3 to 20 years	3,131	2,985

		5,767	4,871
Less: accumulated depreciation and amortization(b)		(3,352)	(3,339)

		2,415	1,532
Construction in progress		145	92

Total Property, plant and equipment, net		$2,560	$1,624

(a)

The increase in Machinery and equipment primarily relates to technical equipment acquired in the Transaction. Includes capitalized software of approximately $1,189 million and $997 million as of June 30, 2018 and 2017, respectively.

(b)	Includes accumulated amortization of capitalized software of approximately $734 million and $691 million as of June 30, 2018 and 2017, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization related to property, plant and equipment was $372 million, $358 million, and $415 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. This includes amortization of capitalized software of $175 million, $168 million and $194 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

Total operating lease expense was approximately $183 million, $156 million and $164 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

Fixed Asset Impairments

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of the Company’s intangible assets and related accumulated amortization for the fiscal years ended June 30, 2018 and June 30, 2017 were as follows:

	As of June 30,
	2018	2017
	(in millions)
Intangible Assets Not Subject to Amortization
Trademarks and tradenames	$441	$179
Newspaper mastheads	298	299
Distribution networks	308	390
Imprints	239	237
Radio broadcast licenses	188	185

Total intangible assets not subject to amortization	1,474	1,290

Intangible Assets Subject to Amortization
Channel distribution agreements(a)	—	335
Publishing rights(b)	299	329
Customer relationships(c)	849	310
Other(d)	49	17

Total intangible assets subject to amortization, net	1,197	991

Total Intangible assets, net	$2,671	$2,281

(a)

Net of accumulated amortization of $76 million as of June 30, 2017. As a result of the Transaction, the Company settled the pre-existing contractual arrangement between FOX SPORTS Australia and Foxtel. The settlement resulted in a write-off of the channel distribution agreement intangible asset, which was reflected in Other, net in the Statements of Operations. See Note 3—Acquisition, Disposals and Other Transactions.

(b)

Net of accumulated amortization of $213 million and $181 million as of June 30, 2018 and 2017, respectively. The useful lives of publishing rights range from 4 to 30 years primarily based on the weighted-average remaining contractual terms of the underlying publishing contracts and the Company’s estimates of the period within those terms that the asset is expected to generate a majority of its future cash flows.

(c)

Net of accumulated amortization of $447 million and $399 million as of June 30, 2018 and 2017, respectively. The useful lives of customer relationships range from 2 to 25 years. The useful lives of these assets are estimated by applying historical attrition rates and determining the resulting period over which a majority of the accumulated undiscounted cash flows related to the customer relationships are expected to be generated.

(d)

Net of accumulated amortization of $87 million and $83 million as of June 30, 2018 and 2017, respectively. The useful lives of other intangible assets range from 2 to 15 years. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows. During fiscal 2018, New America Marketing’s FSI media distribution network was determined to no longer have an indefinite life due to the impact of changes from print circulation trends within the newspaper industry which is expected to continue to contract in the future, as consumers move to more digital products.

The Company recognized impairment charges of $50 million and $58 million for the fiscal years ended June 30, 2018 and 2017, respectively, related to indefinite-lived intangible assets.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to amortizable intangible assets was $100 million, $91 million and $91 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

Based on the current amount of amortizable intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2019—$120 million; 2020—$112 million; 2021—$108 million; 2022—$103 million; and 2023—$97 million.

The changes in the carrying value of goodwill, by segment, are as follows:

	News and Information Services	Book Publishing	Digital Real Estate Services	Subscription Video Services	Other	Total Goodwill
	(in millions)
Balance, June 30, 2016	$1,765	$260	$1,209	$476	$4	$3,714
Acquisitions	136	10	2	11	—	159
Impairments(a)	(20)	—	(24)	—	(4)	(48)
Dispositions(b)	—	—	(20)	—	—	(20)
Foreign currency movements	3	1	16	13	—	33

Balance, June 30, 2017	$1,884	$271	$1,183	$500	$—	$3,838

Acquisitions(c)	2	—	123	1,574	—	1,699
Impairments(d)	(158)	—	(19)	(41)	—	(218)
Dispositions	—	—	—	—	—	—
Foreign currency movements	2	(4)	(26)	(73)	—	(101)

Balance, June 30, 2018	$1,730	$267	$1,261	$1,960	$—	$5,218

(a)

In the News and Information Services segment, the write-down of goodwill primarily relates to a reporting unit in the U.K. In the Digital Real Estate Services segment, the write-down of goodwill relates to the Company’s DIAKRIT reporting unit.

(b)	Relates to REA Group’s sale of its European business.
(c)	Primarily relates to the Transaction in the Subscription Video Services segment and the acquisition of Smartline and Hometrack in the Digital Real Estate Services segment.
(d)

In the News and Information Services segment, the write-down of goodwill primarily relates to the News America Marketing reporting unit, and in the Subscription Video Services segment the write-down primarily relates to the FOX SPORTS Australia reporting unit. In the Digital Real Estate Services segment, the write-down of goodwill relates to the Company’s DIAKRIT reporting unit.

The carrying amount of goodwill as of June 30, 2018 reflected accumulated impairments, principally relating to the News and Information Services segment, of $3.6 billion.

Annual Impairment Assessments

Fiscal 2018

In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually in the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair values of below their carrying amounts. See Note 2—Summary of Significant Accounting Policies.

The performance of the Company’s annual impairment analysis resulted in impairments of $43 million of goodwill and indefinite-lived intangible assets in fiscal 2018. Significant unobservable inputs utilized in the

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

income approach valuation method were discount rates (ranging from 8.5%-25.0%), long-term growth rates (ranging from (1.0)%-3.0%) and royalty rates (ranging from 0.5%-7.5%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%. Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

During the third quarter of fiscal 2018, due to the impact of adverse trends on the future expected performance of the business, the Company revised its future outlook with respect to the News America Marketing reporting unit which resulted in a reduction in expected future cash flows. As a result, the Company determined that the fair value of this reporting unit declined below its carrying value and recorded a $165 million impairment of goodwill and indefinite-lived intangible assets. For this reporting unit and intangible asset, significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 12.5%-14%), long-term growth rates (ranging from (1.9%)-0.9%) and a royalty rate of 2.5%.

Additionally, during the third quarter of fiscal 2018, as part of the Company’s long range planning process and in preparation for the Transaction, the Company assessed the long-term prospects for Foxtel and FOX SPORTS Australia. As a result of lower-than-expected revenues at Foxtel, the Company revised its future outlook for the FOX SPORTS Australia reporting unit, whose revenues are heavily predicated on Foxtel subscribers. Based on the revised projections, the Company determined that the fair value of the reporting unit was less than its carrying value and recorded a $41 million impairment of goodwill in the fiscal year ended June 30, 2018. For the impaired reporting unit, significant unobservable inputs utilized in the income approach valuation method were a discount rate of 9.5% and a long-term growth rate of 2.0%. See Note 6—Investments.

Fiscal 2017

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

Fiscal 2016

The performance of the Company’s annual impairment analysis did not result in any impairments of goodwill or indefinite-lived intangible assets in fiscal 2016. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 9%-14.5%), long-term growth rates (ranging from 0%-3.5%) and royalty rates (ranging from 0.5%-3.4%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 10%-15%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

NOTE 9. BORROWINGS

The Company’s total borrowings consist of the following:

	Interest rate at June 30, 2018	Due date at June 30, 2018	As of June 30, 2018	As of June 30, 2017
			(in millions)
Foxtel Group
Credit facility 2013(a)	3.86%	Apr 7, 2019	$222	$—
Credit facility 2014—tranche 1(a)	3.86%	May 30, 2019	148	—
Credit facility 2014—tranche 2(a)	3.96%	Jan 31, 2020	148	—
Credit facility 2015(a)	4.01%	Jul 31, 2020	296	—
Credit facility 2016(a)(b)	4.56%	Sept 11, 2021	108	—
Working capital facility 2017(a)(b)	4.16%	Jul 3, 2020	59	—
US private placement 2009—tranche 3	6.20%	Sept 24, 2019	75	—
US private placement 2012—USD portion—tranche 1(c)	3.68%	Jul 25, 2019	150	—
US private placement 2012—USD portion—tranche 2(c)	4.27%	Jul 25, 2022	196	—
US private placement 2012—USD portion—tranche 3(c)	4.42%	Jul 25 2024	146	—
US private placement 2012—AUD portion	7.04%	Jul 25, 2022	83	—
REA Group
Credit facility 2016—tranche 1(d)	—	Dec 31, 2017	—	92
Credit facility 2016—tranche 2(d)	3.11%	Dec 31, 2018	89	92
Credit facility 2016—tranche 3(d)	3.21%	Dec 31, 2019	178	184
Credit facility 2018(d)	3.01%	April 27, 2021	54	—
Other Obligations		Feb 2, 2018	—	11

Total borrowings			1,952	379
Less: current portion(e)			(462)	(103)

Long-term borrowings			$1,490	$276

(a)	Borrowings under these facilities bear interest at a floating rate of Australian BBSY plus an applicable margin of between 1.10% and 2.70% per annum payable quarterly.
(b)	As of June 30, 2018, the Foxtel Group has undrawn commitments of $198 million under these facilities for which it pays a commitment fee in the range of 40% and 45% of the applicable margin.
(c)	The carrying value of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 11—Financial Instruments and Fair Value Measurements.
(d)

Borrowings under this facility bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of June 30, 2018, REA Group was paying a margin of between 0.95% and 1.05%.

(e)

The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.”

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foxtel Group Borrowings

Upon the completion of the Transaction, the Company consolidated $1.8 billion of outstanding debt incurred by certain subsidiaries of new Foxtel (together with new Foxtel, the “Foxtel Group”), including its U.S. private placement senior unsecured notes and drawn amounts under its revolving credit facilities, with maturities ranging from 2019 to 2024. In accordance with ASC 805, these debt instruments were recorded at fair value as of the acquisition date.

During the fourth quarter of fiscal 2018, the Foxtel Group had repayments of $119 million and borrowings of $42 million under its working capital facility.

U.S. Private Placement Senior Unsecured Notes

At June 30, 2018, $74 million (A$100 million) of the U.S. private placement senior unsecured notes is in a fair value hedge relationship, and $296 million (A$400) million is in a cash flow hedge relationship.

Covenants, Collateral and Unamortized borrowing costs

The Foxtel Group’s external borrowings (revolving credit facilities and U.S. private placement senior unsecured notes) require the Foxtel Group to comply with specified financial and non-financial covenants calculated in accordance with Australian International Financial Reporting Standards. Subject to certain exceptions, these covenants restrict or prohibit members of the Foxtel Group from, among other things, undertaking certain transactions, disposing of properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, giving guarantees, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of other loans and undergoing fundamental business changes. The financial covenants require the Foxtel Group to maintain a total debt to Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) ratio of not more than 3.75 to 1.0 and an interest coverage ratio of no less than 3.50 to 1.0. Foxtel Group’s external borrowings are only guaranteed by certain members of the Foxtel Group. The Foxtel Group is in compliance with these covenants as of June 30, 2018. There were no assets pledged as collateral for any of the borrowings.

REA Group Facilities

During the second quarter of fiscal 2018, REA Group repaid approximately $93 million (A$120 million) for the first tranche of its A$480 million unsecured revolving loan facility, which matured in December 2017.

During the fourth quarter of fiscal 2018, REA Group entered into an A$70 million unsecured revolving loan facility agreement and drew down the full amount available of $53 million to fund the acquisition of Hometrack Australia.

The facilities require REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of June 30, 2018, REA Group was in compliance with all of the applicable debt covenants.

Revolving Credit Facility

The Company’s Credit Agreement (as amended, the “Credit Agreement”) provides for an unsecured $650 million revolving credit facility (the “Facility”) that can be used for general corporate purposes. The Facility has a sublimit of $100 million available for issuances of letters of credit. Under the Credit Agreement, the Company may request increases in the amount of the Facility up to a maximum amount of $900 million. The lenders’

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

commitments under the Credit Agreement terminate on October 23, 2020 provided the Company may request that the commitments be extended under certain circumstances as set forth in the Credit Agreement for up to two additional one-year periods.

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of June 30, 2018, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of June 30, 2018, the Company was paying a commitment fee of 0.225% on any undrawn balance and an applicable margin of 0.50% for a Base Rate borrowing and 1.50% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

Future maturities

The following table summarizes the Company’s debt maturities as of June 30, 2018:

As of June 30, 2018
(in millions)
Fiscal 2019	$462
Fiscal 2020	551
Fiscal 2021	406
Fiscal 2022	108
Fiscal 2023	279
Thereafter	146

NOTE 10. REDEEMABLE PREFERRED STOCK

In connection with the Company’s separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”) on June 28, 2013 (the “Distribution Date”), 21st Century Fox sold 4,000 shares of cumulative redeemable preferred stock with a par value of $5,000 per share of a newly formed U.S. subsidiary of the Company. The preferred stock paid dividends at a rate of 9.5% per annum, payable quarterly, in arrears. The preferred stock was callable by the Company at any time after the fifth year and puttable at the option of the holder after 10 years. As of June 30, 2018 and 2017, $20 million was included in Redeemable preferred stock on the Balance Sheets. In July 2018, the Company exercised its call option and redeemed 100% of the outstanding redeemable preferred stock.

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

In accordance with ASC 820, fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

Level 2—Observable inputs other than quoted prices included in Level 1. The Company could value assets and liabilities included in this level using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. For the Company, this primarily includes the use of forecasted financial information and other valuation related assumptions such as discount rates and long term growth rates in the income approach as well as the market approach which utilizes certain market and transaction multiples.

Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period. The following table summarize those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018				June 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Foreign currency derivatives—cash flow hedges(a)	$—	$3	$—	$3	$—	$—	$—	$—
Cross currency interest rate derivatives—fair value hedges(a)	—	29	—	29	—	—	—	—
Cross currency interest rate derivatives—economic hedges(a)	—	10	—	10	—	—	—	—
Cross currency interest rate derivatives—cash flow hedges(a)	—	76	—	76	—	—	—	—
Available—for—sale securities(b)	93	—	—	93	97	—	—	97

Total assets	$93	$118	$—	$211	$97	$—	$—	$97

Liabilities:
Interest rate derivatives—cash flow hedges(a)	$—	$20	$—	$20	$—	$—	$—	$—
Mandatorily redeemable noncontrolling interests(c)	—	—	12	12	—	—	79	79
Cross currency interest rate derivatives—cash flow hedges(a)	—	12	—	12	—	—	—	—

Total liabilities	$—	$32	$12	$44	$—	$—	$79	$79

(a)

As a result of the Transaction, the Company now consolidates certain derivative instruments that were outstanding as of the Transaction date. As part of purchase accounting, certain derivatives which were previously designated in hedging relationships were dedesignated and redesignated as of such date and recorded at fair value. See Note 3—Acquisitions, Disposals and Other Transactions.

(b)	See Note 6—Investments.
(c)

Primarily related to REA Group’s mandatorily redeemable noncontrolling interest associated with the acquisition of iProperty. The fair value is determined based on the formula specified in the acquisition agreement and REA Group management’s expectations of the business’ performance. The mandatorily redeemable noncontrolling interest was redeemed in April 2018, and the amount paid was based on the actual performance of the business against the targets stipulated in the acquisition agreement.

There have been no transfers between levels of the fair value hierarchy during the periods presented.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale securities

The fair values of investments in available-for-sale securities are determined using the quoted market prices from active markets based on the closing price at the end of each reporting period. These investments are classified as Level 1 in the fair value hierarchy outlined above.

Mandatorily redeemable noncontrolling interests

The Company has liabilities recorded in its Balance Sheets for its mandatorily redeemable noncontrolling interests. These liabilities represent management’s best estimate of the amounts expected to be paid in accordance with the contractual terms of the underlying acquisition agreements. The fair values of these liabilities are based on the contractual payout formulas included in the acquisition agreements taking into account the expected performance of the business. Any remeasurements or accretion related to the Company’s mandatorily redeemable noncontrolling interests are recorded through Interest, net in the Statements of Operations. As the fair value does not rely on observable market inputs, the Company classifies these liabilities as Level 3 in the fair value hierarchy.

A rollforward of the Company’s mandatorily redeemable noncontrolling interest liabilities classified as Level 3 is as follows:

	For the fiscal years ended June 30,
	2018	2017
	(in millions)
Balance—beginning of year	$79	$82
Additions	12	—
Payments	(81)	—
Measurement adjustments	—	(8)
Accretion	3	3
Foreign exchange movements	(1)	2

Balance—end of year	$12	$79

Derivative Instruments

The Company is directly and indirectly affected by risks associated with changes in certain market conditions. When deemed appropriate, the Company uses derivative instruments to mitigate the potential impact of these market risks. The primary market risks managed by the Company through the use of derivative instruments include:

•	foreign currency exchange rate risk: arising primarily through Foxtel Group borrowings denominated in U.S. dollars and payments for license fees; and

•	interest rate risk: arising from fixed and floating rate Foxtel Group borrowings.

The Company formally designates qualifying derivatives as hedge relationships (“hedges”) and applies hedge accounting when considered appropriate. For economic hedges where no hedge relationship has been designated, changes in fair value are included as a component of net income in each reporting period within Other, net in the Statements of Operations. The Company does not use derivative financial instruments for trading or speculative purposes.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Hedges are classified as current or non-current in the Consolidated Balance Sheets based on their maturity dates. Refer to the table below for further details:

		Fair value as of June 30,
	Balance Sheet Location	2018	2017
		(in millions)
Foreign currency derivatives—cash flow hedges	Other current assets	$3	$—
Cross currency interest rate derivatives—fair value hedges	Other non-current assets	29	—
Cross currency interest rate derivatives—economic hedges	Other non-current assets	10	—
Cross currency interest rate derivatives—cash flow hedges	Other non-current assets	76	—
Interest rate derivatives—cash flow hedges	Other non-current liabilities	(20)	—
Cross currency interest rate derivatives—cash flow hedges	Other non-current liabilities	(12)	—

Cash flow hedges

The Company utilizes a combination of foreign currency derivatives, interest rate derivatives and cross currency interest rate derivatives to mitigate currency exchange and interest rate risk in relation to payments for license fees and future interest payments. The total notional value of foreign exchange contract derivatives designated for hedging was $100 million as of June 30, 2018.

The total notional value of interest rate swap derivatives designated as cash flow hedges was $518 million (A$700 million) as of June 30, 2018. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to September 2022.

The total notional value of the cross currency interest rate swaps that were designated as cash flow hedges was $296 million (A$400 million) as of June 30, 2018. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.

The following table presents the impact of changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the fiscal year ended June 30, 2018. The Company did not have any such hedges in fiscal 2017 or fiscal 2016.

	Gain (loss) recognized in Accumulated Other Comprehensive Income for the Fiscal year ended June 30,			Gain (loss) reclassified from Accumulated Other Comprehensive Income for the Fiscal year ended June 30,			Income statement location
	2018	2017	2016	2018	2017	2016
	(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives—cash flow hedges	$3	$—	$—	$(1)	$—	$—	Operating expenses
Cross currency interest rate derivatives—cash flow hedges	8	—	—	9	—	—	Interest, net
Interest rate derivatives—cash flow hedges	—	—	—	(1)	—	—	Interest, net

Total	$11	$—	$—	$7	$—	$—

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2018, the amount recognized in the Statement of Operations for the ineffective portion of derivative instruments designated as cash flow hedges was nil, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

As of June 30, 2018, the Company estimates that approximately $3 million of net derivative gains related to its foreign currency derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months on the assumption that there are no change to the exchange rates and interest rates at June 30, 2018.

Fair value hedges

The Company’s primary interest rate risk arises from its borrowings acquired as a part of the Transaction. Borrowings issued at fixed rates and in U.S. dollars expose new Foxtel to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. As of June 30, 2018, such adjustments decreased the carrying value of borrowings by nil.

The total notional value of the fair value hedges was $74 million (A$100 million) as of June 30, 2018. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.

During fiscal 2018, the amount recognized in earnings on derivative instruments designated as fair value hedges related to the ineffective portion was nil, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

Economic (non-designated) hedges

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives not designated as accounting hedges to mitigate foreign currency and interest rate risk. These are referred to as economic hedges. The changes in fair value of economic hedges are immediately recognized into earnings. The total notional value of cross currency interest rate derivatives was $75 million as of June 30, 2018, which relate to the U.S. private placement 2009 debt.

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

During the third quarter of fiscal 2018, the Company recognized a $957 million non-cash write-down of the carrying value of its investment in Foxtel from $1,588 million to $631 million. During the second quarter of fiscal 2017, the Company recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel from $1,432 million to $1,205 million. See Note 6—Investments.

During the third quarter of fiscal 2018, the Company recognized non-cash impairment charges of $120 million and $45 million to goodwill and intangible assets, respectively, at the News America Marketing reporting unit.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of goodwill decreased from $301 million to $181 million and the carrying value of intangible assets decreased from $391 million to $346 million. See Note 8—Goodwill and Other Intangible Assets.

During the third quarter of fiscal 2018, the Company recognized a $41 million non-cash impairment charge to goodwill at the FOX SPORTS Australia reporting unit. The carrying value of goodwill decreased from $490 million to $449 million. See Note 8—Goodwill and Other Intangible Assets.

During the fourth quarter of fiscal 2017, the Company recognized a non-cash impairment charge of approximately $360 million related to the write-down of fixed assets at the U.K. newspapers. The carrying value of fixed assets decreased from $731 million to $371 million. See Note 7—Property, Plant and Equipment.

During the second quarter of fiscal 2017, the Company recognized a non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at News Corp Australia. The carrying value of fixed assets decreased from $667 million to $375 million and the carrying value of the intangible assets decreased from $48 million to $30 million. See Note 7—Property, Plant and Equipment.

Other Fair Value Measurements

As of June 30, 2018, the carrying value of the Company’s outstanding borrowings approximates the fair value and is classified as Level 3 in the fair value hierarchy. As of June 30, 2017, the carrying value of the REA Facility approximates the fair value and is classified as Level 3 in the fair value hierarchy.

NOTE 12. STOCKHOLDERS’ EQUITY

Authorized Capital Stock

The Company’s authorized capital stock consists of 1,500,000,000 shares of Class A Common Stock, par value $0.01 per share, 750,000,000 shares of Class B Common Stock, par value $0.01 per share, 25,000,000 shares of Series Common Stock, par value $0.01 per share, and 25,000,000 shares of Preferred Stock, par value $0.01 per share.

Common Stock and Preferred Stock

Shares Outstanding—As of June 30, 2018, the Company had approximately 380 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and approximately 200 million shares of Class B Common Stock outstanding at a par value of $0.01 per share. As of June 30, 2018, the Company had no shares of Series Common Stock and Preferred Stock outstanding.

Dividends—The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Cash dividends paid per share	$0.20	$0.20	$0.20

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Repurchases

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the fiscal year ended June 30, 2018. Through August 7, 2018, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 7, 2018 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased. The total number and value of shares repurchased for the fiscal years ended June 30, 2018, 2017 and 2016 are as follows:

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Total cost of repurchases	$—	$—	$39
Total number of shares repurchased	—	—	3.1

Stockholder Rights Agreement

During fiscal 2018, the Board of Directors adopted the third amended and restated rights agreement, which is referred to below as the “rights agreement.” Under the rights agreement, each outstanding share of common stock of the Company has attached to it one right. Initially, the rights are represented by the common stock of the Company, are not traded separately from the common stock and are not exercisable. The rights, unless redeemed or exchanged, will become exercisable for common stock of the Company 10 business days after the earlier of

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

public announcement that a person or group has obtained beneficial ownership (defined to include stock which a person has the right to acquire, regardless of whether such right is subject to the passage of time or the satisfaction of conditions) of 15% or more of the outstanding shares of the Company’s Class B Common Stock or launch of a tender offer to do so. Following such acquisition of beneficial ownership, each right will entitle its holder (other than the acquiring person or group) to purchase, at the exercise price (subject to adjustments provided in the rights agreement), a number of shares of the Company’s Class A or Class B Common Stock, as applicable, having a then-current market value of twice the exercise price, and in the event of a subsequent merger or other acquisition of the Company or transfer of more than 50% of the Company or its assets, to purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a then-current market value of twice the exercise price. The exercise price for the Company rights will be $90.00, subject to certain adjustments.

The rights will not become exercisable by virtue of (i) any person’s or group’s beneficial ownership, as of the Distribution Date, of 15% or more of the Class B Common Stock of the Company, unless such person or group acquires beneficial ownership of additional shares of the Company’s Class B Common Stock after June 18, 2018; (ii) the repurchase of the Company’s shares that causes a holder to become the beneficial owner of 15% or more of the Company’s Class B Common Stock, unless such holder acquires beneficial ownership of additional shares representing one percent or more of the Company’s Class B Common Stock; (iii) acquisitions by way of a pro rata stock dividend or a stock split; (iv) acquisitions solely as a result of any unilateral grant of any security by the Company or through the exercise of any options, warrants, rights or similar interests (including restricted stock) granted by the Company to its directors, officers and employees pursuant to any equity incentive or award plan; or (v) certain acquisitions determined by the Board of Directors to be inadvertent, provided, that following such acquisition, the acquirer promptly, but in any case within 10 business days, divests a sufficient number of shares so that such person would no longer otherwise qualify as an acquiring person.

The rights will expire on June 18, 2021, unless the rights agreement is earlier terminated or such date is advanced or extended by the Company, or the rights are earlier redeemed or exchanged by the Company. The description of the Rights Agreement is qualified in its entirety by reference to the Rights Agreement, including the form of the Certificate of Designations attached as an exhibit thereto.

NOTE 13. EQUITY-BASED COMPENSATION

Employees of the Company participate in the News Corporation 2013 Long-Term Incentive Plan (the “2013 LTIP”), under which equity-based compensation, including stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and other types of awards can be granted. The Company has the ability to award up to 30 million shares of Class A Common Stock under the terms of the 2013 LTIP in addition to awards assumed in connection with the Separation and with acquisitions.

The following table summarizes the Company’s equity-based compensation expense from continuing operations reported in the Statements of Operations:

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Total Equity compensation expense	$76	$38	$55

Total intrinsic value of stock options exercised	$1	$2	$3

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, total compensation cost not yet recognized for all plans presented related to unvested awards held by the Company’s employees was approximately $56 million and is expected to be recognized over a weighted average period of between one and two years.

The tax benefit recognized on PSUs and RSUs for the Company’s employees that vested and stock options that were exercised by the Company’s employees, during the applicable fiscal year was $9 million, $17 million, and $11 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

Summary of Incentive Plans

The fair value of equity-based compensation granted under the 2013 LTIP is calculated according to the type of award issued. Cash settled awards are marked-to-market at the end of each reporting period.

Performance Stock Units

PSUs are grants that entitle the holder to shares of the Company’s Class A Common Stock or the cash equivalent value of such shares based on the achievement of pre-established performance metrics over the applicable performance period. The fair value of PSUs is determined on the date of grant and expensed using a straight-line method over the applicable vesting period. The expense is adjusted to reflect the number of shares expected to vest based on management’s determination of the probable achievement of the pre-established performance metrics. The Company records a cumulative adjustment in periods in which its estimate of the number of shares expected to vest changes. Any person who holds PSUs shall have no ownership interest in the shares or cash to which such PSUs relate unless and until the shares or cash are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited equity-based compensation awards become available for future grants. Dividend equivalents have been granted to participants beginning with the fiscal 2017-2019 PSU award and are subject to the same terms as the related PSU awards.

In the first quarters of fiscal 2018, 2017 and 2016, certain employees of the Company received grants of PSUs that cliff vest after the completion of three fiscal years, subject to three-year performance conditions consisting of pre-defined targets based on the Company’s cumulative earnings per share, cumulative free cash flow and three-year total shareholder return (“TSR”) relative to that of the companies that comprise the Standard and Poor’s 500 Index, or beginning with PSUs granted in fiscal 2018, the Standard and Poor’s 1500 Media Index. The fair value of the TSR condition is determined using a Monte Carlo simulation model.

In the first quarter of fiscal 2018, certain employees of the Company received grants of PSUs that have graded vesting after the completion of one and two fiscal years, subject to one-year performance conditions consisting of pre-defined targets and grants of PSUs that cliff vest after the completion of three fiscal years, subject to three-year performance conditions consisting of pre-defined targets. The one-year performance conditions are based on a combination of business-unit-specific free cash flow and revenue or Company earnings per share, or EPS and free cash flow. The three-year performance conditions are based on a combination of business-unit-specific revenue, EBITDA (as defined in Note 20—Segment Information) and free cash flow or Company EPS, cumulative free cash flow and three-year TSR relative to that of the companies that comprise the Standard and Poor’s 1500 Media Index.

For the fiscal years ended June 30, 2018, 2017 and 2016, the Company granted approximately 4.4 million, 5.5 million, and 4.2 million PSUs, respectively, at target to the Company’s employees, of which approximately 3.2 million, 4.1 million and 3.0 million PSUs, respectively, will be settled in Class A Common Stock, with the remaining PSUs, which are granted to executive directors and to employees in certain foreign locations, being settled in cash, assuming performance conditions are met.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended June 30, 2018, 2017 and 2016, approximately 1.6 million, 2.8 million and 1.2 million PSUs respectively, vested, of which approximately 0.5 million, 1.0 million and 0.2 million PSUs, respectively, were settled in cash for approximately $6.6 million, $13.1 million and $3.3 million, respectively, before statutory tax withholdings.

Restricted Stock Units

RSU awards are grants that entitle the holder to shares of the Company’s Class A Common Stock. The fair value of RSUs is based upon the fair market value of the shares underlying the awards on the grant date. Any person who holds RSUs shall have no ownership interest in the shares to which such RSUs relate unless and until the shares are delivered to the holder.

During fiscal 2018, 2017 and 2016, certain employees of the Company received grants of time-vested RSUs. Vesting of the awards is subject to the participants’ continued employment with the Company through the applicable vesting date. During the fiscal years ended June 30, 2018, 2017 and 2016, 0.3 million, 0.4 million and 0.3 million RSUs, respectively, were granted to the Company’s employees. These RSUs have graded vesting primarily over two to four years.

The following table summarizes the activity from continuing and discontinued operations related to the target PSUs and RSUs granted to the Company’s employees that will be settled in shares of the Company (PSUs and RSUs in thousands):

	Fiscal 2018		Fiscal 2017		Fiscal 2016
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
PSUs and RSUs
Unvested units at beginning of the year	8,652	$15.57	7,773	$17.34	8,355	$16.77
Granted(a)	3,510	13.47	4,502	14.69	3,472	15.51
Vested(b)	(1,467)	16.70	(2,387)	18.38	(1,913)	13.56
Cancelled(c)	(1,354)	16.04	(1,236)	17.08	(2,141)	15.76

Unvested units at the end of the year(d)	9,341	$14.54	8,652	$15.57	7,773	$17.34

(a)	For fiscal 2018, includes 3.2 million target PSUs and 0.3 million RSUs granted.

For fiscal 2017, includes 4.1 million target PSUs and 0.4 million RSUs granted.

For fiscal 2016, includes 3.0 million target PSUs and 0.3 million RSUs granted and a payout adjustment of 0.2 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2013 that vested during fiscal 2016.

(b)	The fair value of PSUs and RSUs held by the Company’s employees that vested during the fiscal years ended June 30, 2018, 2017 and 2016 was $25 million, $44 million and $26 million, respectively.
(c)

For fiscal 2018, includes 0.6 million of target PSUs and 0.1 million RSUs cancelled and a payout adjustment of 0.7 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2015 that vested during fiscal 2018.

For fiscal 2017, includes 0.7 million of target PSUs and 0.1 million RSUs cancelled and a payout adjustment of 0.4 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2014 that vested during fiscal 2017.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For fiscal 2016, includes 0.8 million of target PSUs and 0.3 million RSUs cancelled and a payout adjustment of 1.0 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2013 that vested during fiscal 2016.

(d)	The intrinsic value of these unvested RSUs and target PSUs was approximately $145 million as of June 30, 2018.

Stock Options

The following table summarizes information about stock option transactions for the employee stock option plans (options in thousands):

	Fiscal 2018		Fiscal 2017		Fiscal 2016
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
		(in US$)		(in US$)		(in US$)
Outstanding at the beginning of the year	666	$7.74	1,238	$9.03	2,008	$8.82
Exercised	(189)	8.04	(354)	7.78	(508)	7.34
Cancelled	(4)	9.04	(218)	15.00	(262)	10.75

Outstanding at the end of the year(a)	473	$7.61	666	$7.74	1,238	$9.03

Exercisable at the end of the year(b)	470		585		945

(a)

The intrinsic value of options outstanding held by the Company’s employees as of June 30, 2018, 2017 and 2016 was $3.7 million, $4.0 million and $3.0 million, respectively. The weighted average remaining contractual life of options outstanding as of June 30, 2018 was 4.06 years.

(b)	The weighted average remaining contractual life of options exercisable as of June 30, 2018 was 4.04 years.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. (LOSS) EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted (loss) earnings per share under ASC 260, “Earnings per Share”:

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions, except per share amounts)
(Loss) income from continuing operations	$(1,444)	$(643)	$235
Less: Net income attributable to noncontrolling interests	(70)	(95)	(71)
Less: Redeemable preferred stock dividends(a)	(2)	(2)	(2)

(Loss) income from continuing operations available to News Corporation stockholders	(1,516)	(740)	162
Income from discontinued operations, net of tax, available to News Corporation stockholders	—	—	15

Net (loss) income available to News Corporation stockholders	$(1,516)	$(740)	$177

Weighted-average number of shares of common stock outstanding—basic	582.7	581.4	580.6
Dilutive effect of equity awards(b)	—	—	1.9

Weighted-average number of shares of common stock outstanding—diluted	582.7	581.4	582.5

(Loss) income from continuing operations available to News Corporation stockholders per share—basic and diluted	$(2.60)	$(1.27)	$0.28
Income from discontinued operations available to News Corporation stockholders per share—basic and diluted	$—	$—	$0.02

Net (loss) income available to News Corporation stockholders per share—basic and diluted	$(2.60)	$(1.27)	$0.30

(a)	Refer to Note 10—Redeemable Preferred Stock
(b)

The dilutive impact of the Company’s PSUs, RSUs and stock options has been excluded from the calculation of diluted (loss) earnings per share for the fiscal years ended June 30, 2018 and 2017 because their inclusion would have an antidilutive effect on the net loss per share.

NOTE 15. RELATED PARTY TRANSACTIONS

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties to purchase and/or sell advertising and administrative services. The Company has also previously entered into transactions with related parties to sell certain broadcast rights. The following table sets forth the net revenue from related parties included in the Statements of Operations:

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Related party revenue, net of expense(a)	$240	$307	$319

(a)	Related party revenue, net of expenses, includes nine months of affiliate fees earned by FOX SPORTS Australia from Foxtel.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the amount of receivables due from and payable to related parties outstanding on the Balance Sheets:

	As of June 30,
	2018	2017
	(in millions)
Accounts receivable from related parties	$32	$92
Notes receivable from related parties	—	370
Accounts payable to related parties	17	13

NOTE 16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2018:

	As of June 30, 2018
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$1,165	$505	$409	$168	$83
Sports programming rights(b)	2,316	490	966	750	110
Programming costs(c)	239	120	100	19	—
Operating leases(d)
Transmission costs(e)	480	66	122	118	174
Land and buildings	1,585	168	291	244	882
Plant and machinery	26	7	10	8	1
Borrowings(f)	1,937	459	962	373	143
Interest payments on borrowings(g)	196	19	56	77	44

Total commitments and contractual obligations	$7,944	$1,834	$2,916	$1,757	$1,437

(a)

The Company has commitments under purchase obligations related to minimum subscriber guarantees for license fees, printing contracts, capital projects, marketing agreements, production services and other legally binding commitments.

(b)

The Company has sports programming rights commitments with National Rugby League, Australian Football League, Cricket Australia, the domestic football league and Australian Rugby Union as well as certain other broadcast rights which are payable through fiscal 2024. In April 2018, new Foxtel entered into a sports programming rights agreement with Cricket Australia to broadcast domestic cricket for a six year period from 2018 to 2024. The sports rights commitments are included in the table above.

(c)	The Company has programming rights commitments with various suppliers for programming content.
(d)

The Company leases office facilities, warehouse facilities, printing plants, satellite service agreements and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2062. This amount includes approximately $175 million of land and office facilities that have been subleased from 21st Century Fox.

(e)	The Company has contractual commitments for satellite transmission services. The transponder services arrangements extend through 2029 and are accounted for as operating leases.
(f)	See Note 9—Borrowings.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(g)

Reflects the Company’s expected future interest payments on borrowings outstanding and interest rates applicable at June 30, 2018. Such rates are subject to change in future periods. See Note 9—Borrowings.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The net (benefit) expense related to the U.K. Newspaper Matters in Selling, general and administrative expenses was $(35) million, $10 million and $19 million for the fiscal years ended June 30, 2018, June 30, 2017 and June 30, 2016, respectively. As of June 30, 2018, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $52 million. The amount to be indemnified by 21st Century Fox of approximately $49 million was recorded as a receivable in Other current assets on the Balance Sheet as of June 30, 2018. The

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

net benefit for the fiscal year ended June 30, 2018 and the accrual and receivable recorded as of that date reflect a $46 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid; however, these liabilities may need to be adjusted as new information becomes known and as tax examinations continue to progress, or as settlements or litigations occur.

NOTE 17. RETIREMENT BENEFIT OBLIGATIONS

The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. Plans in the U.S., U.K., Australia, and other foreign plans are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through income are recorded in Accumulated other comprehensive loss, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets and mortality rates. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2018, 2017 and 2016.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Funded Status

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The combined domestic and foreign pension and postretirement benefit plans resulted in a net pension and postretirement benefits liability of $120 million and $312 million at June 30, 2018 and 2017, respectively. The Company recognized these amounts in the Balance Sheets at June 30, 2018 and 2017 as follows:

	Pension Benefits				Postretirement benefits
	Domestic		Foreign				Total
	As of June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in millions)
Other non-current assets	$—	$—	$135	$17	$—	$—	$135	$17
Other current liabilities	—	—	(1)	(1)	(9)	(9)	(10)	(10)
Retirement benefit obligations	(74)	(91)	(74)	(120)	(97)	(108)	(245)	(319)

Net amount recognized	$(74)	$(91)	$60	$(104)	$(106)	$(117)	$(120)	$(312)

The following table sets forth the change in the projected benefit obligation, change in the fair value of the Company’s plan assets and funded status:

	Pension Benefits				Postretirement Benefits
	Domestic		Foreign				Total
	As of June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in millions)
Projected benefit obligation, beginning of the year	$368	$396	$1,216	$1,201	$117	$126	$1,701	$1,723
Service cost	—	—	6	9	—	—	6	9
Interest cost	12	12	29	29	3	3	44	44
Benefits paid	(27)	(23)	(45)	(39)	(8)	(8)	(80)	(70)
Settlements(a)	—	(13)	(29)	(23)	—	—	(29)	(36)
Actuarial loss/(gain)(b)	(19)	(4)	(151)	54	(6)	(3)	(176)	47
Foreign exchange rate changes	—	—	14	(15)	—	—	14	(15)
Amendments, transfers and other	—	—	—	—	—	(1)	—	(1)

Projected benefit obligation, end of the year	334	368	1,040	1,216	106	117	1,480	1,701

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	277	287	1,112	1,080	—	—	1,389	1,367
Actual return on plan assets	9	23	26	83	—	—	35	106
Employer contributions	1	3	28	23	—	—	29	26
Benefits paid	(27)	(23)	(45)	(39)	—	—	(72)	(62)
Settlements(a)	—	(13)	(29)	(23)	—	—	(29)	(36)
Foreign exchange rate changes	—	—	8	(12)	—	—	8	(12)

Fair value of plan assets, end of the year	260	277	1,100	1,112	—	—	1,360	1,389

Funded status	$(74)	$(91)	$60	$(104)	$(106)	$(117)	$(120)	$(312)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)	Amounts related to payments made to former employees of the Company in full settlement of their deferred pension benefits.
(b)

Fiscal 2018 actuarial gains related to domestic and foreign pension plans primarily relates to the increase in discount rates for the U.S. and U.K. plans used in measuring plan obligations as of June 30, 2018. Fiscal 2017 actuarial losses for the Company’s foreign pension plans are primarily related to the decrease in discount rates used in measuring plan obligations as of June 30, 2017. Fiscal 2017 actuarial gains related to domestic pension plans primarily relate to the increase in discount rates for the U.S. plans used in measuring plan obligations as of June 30, 2017.

Amounts recognized in Accumulated other comprehensive loss consist of:

	Pension Benefits				Postretirement Benefits
	Domestic		Foreign				Total
	As of June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in millions)
Actuarial losses (gains)	$126	$142	$316	$453	$(7)	$(1)	$435	$594
Prior service (benefit) cost	—	—	—	—	(28)	(31)	(28)	(31)

Net amounts recognized	$126	$142	$316	$453	$(35)	$(32)	$407	$563

Amounts in Accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost in fiscal 2019 consist of:

	Pension Benefits		Postretirement Benefits
	Domestic	Foreign		Total
	As of June 30, 2018
	(in millions)
Actuarial losses (gains)	$4	$10	$—	$14
Prior service (benefit) cost	—	—	(3)	(3)

Net amounts recognized	$4	$10	$(3)	$11

Accumulated pension benefit obligations as of June 30, 2018 and 2017 were $1,364 million and $1,567 million, respectively. Below is information about funded and unfunded pension plans.

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2018	2017	2018	2017	2018	2017
	(in millions)
Projected benefit obligation	$320	$354	$14	$14	$334	$368
Accumulated benefit obligation	320	354	14	14	334	368
Fair value of plan assets	260	277	—	—	260	277

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2018	2017	2018	2017	2018	2017
	(in millions)
Projected benefit obligation	$971	$1,144	$69	$72	$1,040	$1,216
Accumulated benefit obligation	961	1,126	69	72	1,030	1,198
Fair value of plan assets	1,100	1,112	—	—	1,100	1,112

The accumulated benefit obligation exceeds the fair value of plan assets for all domestic pension plans. Below is information about foreign pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets.

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2018	2017	2018	2017	2018	2017
	(in millions)
Projected benefit obligation	$235	$550	$69	$72	$304	$622
Accumulated benefit obligation	235	550	69	72	304	622
Fair value of plan assets	229	509	—	—	229	509

Summary of Net Periodic Benefit Costs

The Company recorded $3 million, $1 million, and $8 million in net periodic benefit costs in the Statements of Operations for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. In fiscal 2017, the Company changed the method used to estimate the service and interest cost components of net periodic benefit costs for its pension and other postretirement benefit plans. For fiscal 2016 and previous periods presented, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate for each country derived from a yield curve used to measure the benefit obligation. The new method utilized a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The Company changed to the new method to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change was accounted for as a change in accounting estimate and was applied prospectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amortization of amounts related to unrecognized prior service costs (credits), deferred losses and settlements, curtailments and other were reclassified out of Other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefits costs (income) were as follows:

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits			Total
	For the fiscal years ended June 30,
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(in millions)
Service cost benefits earned during the period	$—	$—	$—	$6	$9	$10	$—	$—	$—	$6	$9	$10
Interest costs on projected benefit obligations	12	12	17	29	29	44	3	3	5	44	44	66
Expected return on plan assets	(18)	(18)	(19)	(53)	(57)	(62)	—	—	—	(71)	(75)	(81)
Amortization of deferred losses	5	5	4	18	16	14	—	—	—	23	21	18
Amortization of prior service costs	—	—	—	—	—	—	(3)	(4)	(7)	(3)	(4)	(7)
Settlements, curtailments and other	—	3	—	4	3	2	—	—	—	4	6	2

Net periodic benefits costs (income)—Total	$(1)	$2	$2	$4	$—	$8	$—	$(1)	$(2)	$3	$1	$8

	Pension Benefits						Postretirement Benefits
	Domestic			Foreign
	For the fiscal years ended June 30,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.2%	3.8%	3.7%	2.8%	2.7%	2.9%	4.0%	3.5%	3.4%
Rate of increase in future compensation	N/A	N/A	N/A	3.1%	2.8%	2.7%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate for PBO	3.8%	3.8%	4.5%	2.7%	2.9%	3.7%	3.5%	3.4%	4.2%
Discount rate for Service Cost	4.0%	4.1%	4.5%	3.8%	3.1%	3.7%	3.9%	3.7%	4.2%
Discount rate for Interest on PBO	3.3%	3.0%	4.5%	2.4%	2.5%	3.7%	2.9%	2.6%	4.2%
Discount rate for Interest on Service Cost	3.8%	3.8%	4.5%	3.4%	2.9%	3.7%	3.5%	3.2%	4.2%
Expected return on plan assets	6.5%	6.5%	6.5%	4.7%	5.5%	5.5%	N/A	N/A	N/A
Rate of increase in future compensation	N/A	N/A	3.0%	2.8%	2.7%	2.9%	N/A	N/A	N/A

N/A—not applicable

The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2018	Fiscal 2017
Health care cost trend rate	6.8%	6.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.6%	4.6%
Year that the rate reaches the ultimate trend rate	2027	2027

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates could have a significant effect on the amounts reported for the postretirement health care plan. The effect of a one percentage point increase and one percentage point decrease in the assumed health care cost trend rate would have the following effects on the results for fiscal 2018:

	Service and Interest Costs	Benefit Obligation
	(in millions)
One percentage point increase	$—	$2
One percentage point decrease	$—	$(2)

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected Benefit Payments
	Pension Benefits		Postretirement Benefits
	Domestic	Foreign		Total
	(in millions)
Fiscal year:
2019	$25	$47	$9	$81
2020	21	49	9	79
2021	20	49	9	78
2022	20	51	8	79
2023	20	53	8	81
2024-2028	103	256	37	396

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2018 and 2017:

	As of June 30, 2018					As of June 30, 2017
		Fair Value Measurements at Reporting Date Using					Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
	(in millions)
Assets
Pooled funds:(a)
Domestic equity funds	$73	$—	$—	$—	$73	$78	$—	$—	$—	$78
International equity funds	206	—	—	—	206	196	—	—	—	196
Domestic fixed income funds	142	—	—	—	142	151	—	—	—	151
International fixed income funds	679	—	—	—	679	642	—	—	—	642
Balanced funds	186	—	107	—	79	255	—	182	—	73
Other	74	64	—	10	—	67	55	1	11	—

Total	$1,360	$64	$107	$10	$1,179	$1,389	$55	$183	$11	$1,140

(a)

Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets as of June 30, 2018 and 2017:

Level 3 Investments
(in millions)
Balance, June 30, 2016	$11
Actual return on plan assets:
Relating to assets still held at end of period	—
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	—
Transfers in and out of Level 3	—

Balance, June 30, 2017	$11
Actual return on plan assets:
Relating to assets still held at end of period	—
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—

Balance, June 30, 2018	$10

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprised of 23% equity securities, 65% fixed income securities and 12% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2018	2017
Asset Category:
Equity securities	23%	22%
Debt securities	65%	62%
Cash and other	12%	16%

Total	100%	100%

Required pension plan contributions for the next fiscal year are expected to be approximately $17 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.

NOTE 18. OTHER POSTRETIREMENT BENEFITS

Multiemployer Pension and Postretirement Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees, primarily at the newspaper businesses. The risks of participating in these multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan being borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to the Company, the Company was listed on certain Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. In general, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The funded status for two of the plans for which the Company was listed as providing more than 5% of total contributions reported green zone status for the most recent available plan year. The funded status for one of the plans for which the Company was listed as providing more than 5% of total contributions reported red zone status for the most recent available plan year. Total contributions made by the Company to multiemployer pension plans for each of the fiscal years ended June 30, 2018, 2017 and 2016 were approximately $5 million.

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $145 million, $137 million and $132 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Plan

The Company has non-qualified deferred compensation plans for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The unfunded obligations of the plans included in Other liabilities as of June 30, 2018 and 2017 were $41 million and $40 million, respectively, and the majority of these plans are closed to new employees.

NOTE 19. INCOME TAXES

Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using the enacted statutory tax rates and are adjusted for any changes in such rates in the period of change.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering the U.S. statutory federal tax rate to 21%. As the Company has a June 30 fiscal year-end, the impact of the lower tax rate will be phased in resulting in a U.S. statutory federal tax rate of approximately 28% for the fiscal year ended June 30, 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter. There are also certain transitional impacts of the Tax Act. As part of the transition to a new partial territorial tax system, the Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries (“transition tax”). In addition, the reduction of the U.S. corporate tax rate caused us to adjust our U.S. deferred tax assets and liabilities to the lower federal rate of 21%. The Tax Act also adds many new provisions, some of which do not apply until fiscal 2019, including changes to bonus depreciation, limits on deductions for executive compensation and interest expense, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign-derived intangible income. The Company has elected to account for the tax on GILTI and BEAT as a period cost and thus has not adjusted any net deferred tax assets of its foreign subsidiaries for the new tax. However, the Company has considered the potential impact of GILTI and BEAT on its U.S. federal net operating loss (“NOL”) carryforward and determined that the projected tax benefit to be received from its NOL carryforward may be reduced due to these provisions.

The changes included in the Tax Act are broad and complex. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118), as amended by ASU 2018-05, which provides guidance for companies related to the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company’s accounting for the tax effects of the Tax Act will be completed during this measurement period and is expected to be finalized in the second quarter of fiscal 2019 pending further SEC guidance. The final transition impacts of the Tax Act may differ from the Company’s current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts.

In accordance with ASU 2018-05, the Company has made provisional estimates related to (1) the re-measurement of U.S. deferred tax balances for the reduction in the tax rate, (2) the liability for the transition tax and (3) the partial valuation allowance recorded against its federal NOL carryforward due to the impact of the GILTI and BEAT provisions. As a result, the Company recognized a net provisional income tax expense of $237 million associated with these items in the fiscal year ended June 30, 2018.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of the provisional amounts recognized as part of the Tax Act are as follows:

For the fiscal year ended June 30, 2018
(in millions)
Re-measurement of U.S. deferred tax balances	$141
Valuation allowance recorded due to impact of GILTI and BEAT	64
Transition tax	26
Other	6

Income tax expense	$237

(Loss) income from continuing operations before income tax expense (benefit) was attributable to the following jurisdictions:

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
U.S.	$(55)	$84	$(125)
Foreign	(1,034)	(699)	306

(Loss) income from continuing operations before income tax expense (benefit)	$(1,089)	$(615)	$181

The significant components of the Company’s income tax expense (benefit) were as follows:

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Current:
U.S.
Federal	$4	$1	$15
State & Local	8	4	5
Foreign	107	118	102

Total current tax	119	123	122

Deferred:
U.S.
Federal	269	57	(71)
State & Local	(9)	(1)	(106)
Foreign	(24)	(151)	1

Total deferred tax	236	(95)	(176)

Total income tax expense (benefit)(a)	$355	$28	$(54)

(a)

The Company recognized a tax benefit of approximately $144 million upon reclassification of the Digital Education segment to discontinued operations in (Loss) income from discontinued operations, net of tax, in the Statement of Operations in fiscal year 2016. In addition, a tax benefit of $30 million related to the operations of the Digital Education segment was recorded to discontinued operations in (Loss) income from discontinued operations, net of tax, in the Statement of Operations in fiscal year 2016. The tax expense (benefit) shown above excludes the tax benefit of the Company’s digital education business in fiscal year 2016.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate was as follows:

	For the fiscal years ended June 30,
	2018	2017	2016
U.S. federal income tax rate(a)	28%	35%	35%
State and local taxes, net	(1)	—	(8)
Effect of foreign operations(b)	(2)	(17)	(1)
Change in valuation allowance(c)	1	(7)	(62)
Non-deductible goodwill and asset impairments(d)	(32)	(7)	—
Impact of the Tax Act(e)	(22)	—	—
Write-off of channel distribution agreement(f)	(9)	—	—
Income tax audit settlements(g)	5	(10)	—
Non-deductible compensation and benefits	(1)	(1)	3
R&D credits	—	1	(2)
Other, net	—	1	5

Effective tax rate(h)	(33)%	(5)%	(30)%

(a)

As the Company has a June 30 fiscal year-end, the impact of the lower tax rate from the Tax Act will be phased in resulting in a U.S. statutory federal tax rate of approximately 28% for the fiscal year ended June 30, 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter.

(b)

The Company’s effective tax rate is impacted by the geographic mix of its pre-tax income. The Company’s foreign operations are located primarily in Australia and the United Kingdom (“U.K.”) which prior to fiscal year ended June 30, 2018 had lower income tax rates than the U.S.

(c)	For the fiscal year ended June 30, 2017, valuation allowance increased by $40 million related to foreign net operating losses, which more likely than not will not be utilized.

For the fiscal year ended June 30, 2016, included in the change in valuation allowance is a tax benefit of $106 million related to the release of previously established valuation allowances related to certain U.S. federal NOLs and state deferred tax assets. This benefit was recognized in conjunction with management’s plan to dispose of the Company’s digital education business during fiscal 2016, as the Company now expects to generate sufficient U.S. taxable income to utilize these deferred tax assets prior to expiration.

(d)

For the fiscal year ended June 30, 2018, the Company recorded non-cash charges of $218 million related to the impairment of goodwill and a write-down of assets and investments of approximately $1.1 billion, which reduced the Company’s tax benefit by $54 million and $301 million, respectively. These impairments and write-downs have an impact on our effective tax rate to the extent a tax benefit is not recorded.

For the fiscal year ended June 30, 2017, the Company recorded non-cash charges of $48 million related to the impairment of goodwill, which was non-deductible, and a write-down of $360 million on U.K. fixed assets, a portion of which were non-deductible, which reduced the Company’s tax benefit by $12 million and $29 million, respectively. These impairments and write-downs have an impact on our effective tax rate to the extent a tax benefit is not recorded.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(e)

As a result of the Tax Act, the Company recognized a net provisional income tax expense of $237 million primarily related to the re-measurement of U.S. deferred tax balances for the reduction in tax rate, valuation allowances recorded on certain deferred tax assets, and the liability for the transition tax.

(f)

Represents the tax effect of the write-off of the FOX SPORTS Australia channel distribution agreement intangible asset as a result of the Transaction as well as other costs directly attributable to the Transaction.

(g)

In the fiscal year ended June 30, 2018, certain pre-Separation tax matters were effectively settled with the Internal Revenue Service. As a result of the settlement, the Company recorded a net income tax benefit of $49 million, comprised of a current tax benefit of $2 million and a deferred tax benefit of $47 million.

In the fiscal year ended June 30, 2017, the Company reached an agreement with a foreign tax authority to settle certain tax issues related to fiscal years 2010 through 2015. As a result of the settlement, the Company recorded net income tax expense of $63 million. See “Uncertain Tax Positions” below.

(h)

For the fiscal years ended June 30, 2018 and June 30, 2017, the effective tax rates of (33)% and (5)%, respectively, represents income tax expense when compared to consolidated pre-tax book loss. For the fiscal year ended June 30, 2016, the effective tax rate of (30)% represents income tax benefit when compared to consolidated pre-tax book income.

The Company recognized deferred income taxes in the Balance Sheets at June 30, 2018 and 2017, respectively, as follows:

	As of June 30,
	2018	2017
	(in millions)
Deferred income tax assets	$279	$525
Deferred income tax liabilities	(389)	(61)

Net deferred tax (liabilities) assets	$(110)	$464

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
	2018	2017
	(in millions)
Deferred tax assets:
Accrued liabilities	$95	$80
Capital loss carryforwards	889	904
Retirement benefit obligations	38	101
Net operating loss carryforwards	348	473
Business tax credits	62	69
Other	294	284

Total deferred tax assets	1,726	1,911

Deferred tax liabilities:
Asset basis difference and amortization	(362)	(204)
Other	(89)	(56)

Total deferred tax liabilities	(451)	(260)

Net deferred tax asset before valuation allowance	1,275	1,651
Less: valuation allowance (See Note 22—Valuation and Qualifying Accounts)	(1,385)	(1,187)

Net deferred tax (liabilities) assets	$(110)	$464

As of June 30, 2018, the Company had income tax NOL Carryforwards (gross, net of uncertain tax benefits), in various jurisdictions as follows:

Jurisdiction	Expiration	Amount (in millions)
U.S. Federal	2021 to 2037	$635
U.S. States	Various	455
Australia	Indefinite	304
U.K.	Indefinite	4
Other Foreign	Various	423

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

The Company recorded a deferred tax asset of $348 million and $473 million associated with its NOLs (net of approximately $45 million and $46 million, respectively, of unrecognized tax benefits recorded against deferred tax assets) as of June 30, 2018 and 2017, respectively. Significant judgment is applied in assessing our ability to realize our NOLs. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets within the applicable expiration period.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On the basis of this evaluation, valuation allowances of $195 million and $149 million have been established to reduce the deferred tax asset associated with the Company’s NOLs to an amount that will more likely than not be realized as of June 30, 2018 and 2017, respectively. In the fiscal year ended June 30, 2018, the increase in valuation allowance includes $64 million related to the impacts of the GILTI and BEAT provisions under the Tax Act.

As of June 30, 2018, the Company had approximately $2.0 billion and $1.7 billion of capital loss carryforwards in Australia and the U.K., respectively, which may be carried forward indefinitely. The capital loss carryforwards are also subject to review by relevant tax authorities in the jurisdictions to which they relate. Realization of our capital losses is dependent on generating capital gain taxable income and satisfying certain continuity of business requirements. The Company recorded a deferred tax asset of $889 million and $904 million as of June 30, 2018 and 2017, respectively for these capital loss carryforwards. However, it is more likely than not that the Company will not generate capital gain income in the normal course of business in these jurisdictions. Accordingly, valuation allowances of $889 million and $904 million have been established to reduce the capital loss carryforward deferred tax asset to an amount that will more likely than not be realized as of June 30, 2018 and 2017, respectively.

As of June 30, 2018, the Company had approximately $36 million of U.S. federal tax credit carryforwards which includes $24 million of foreign tax credits and $9 million of research and development credits, which begin to expire in 2025 and 2036, respectively, and $3 million of alternative minimum tax credits which will be carried forward indefinitely.

As of June 30, 2018, the Company had approximately $19 million of non-U.S. tax credit carryforwards which expire in various amounts beginning in 2025 and $7 million of state tax credit carryforwards (net of U.S. federal benefit), which expire in various amounts beginning in 2018.

In accordance with the Company’s accounting policy, a valuation allowance of $45 million has been established to reduce the deferred tax asset associated with the Company’s U.S. foreign tax credits, non-U.S. and state credit carryforwards to an amount that will more likely than not be realized as of June 30, 2018.

Uncertain Tax Positions

The following table sets forth the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Balance, beginning of period	$64	$86	$129
Additions for prior year tax positions	2	107	6
Additions for current year tax positions	3	5	4
Reduction for prior year tax positions	(4)	(9)	(40)
Lapse of the statute of limitations	(3)	(8)	(2)
Settlement—cash	—	(21)	(2)
Settlement—tax attributes	(2)	(94)	—
Impact of currency translations	2	(2)	(9)

Balance, end of period	$62	$64	$86

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized interest and penalty charges of $1 million and $11 million for the fiscal years ended June 30, 2018 and June 30, 2017, respectively, and a benefit related to interest and penalties of $1 million for the fiscal year ended June 30, 2016. The Company recorded liabilities for accrued interest and penalties of approximately $3 million, $3 million and $6 million as of June 30, 2018, 2017, and 2016, respectively.

In the fiscal year ended June 30, 2018, certain pre-Separation tax matters were effectively settled with the Internal Revenue Service. As a result of the settlement, the Company recorded a net income tax benefit of $49 million, comprised of a current tax benefit of $2 million and a deferred tax benefit of $47 million.

In the fiscal year ended June 30, 2017, the Company reached an agreement with a foreign tax authority to settle certain tax issues related to fiscal years 2010 through 2015. As a result of the settlement, the Company recorded net income tax expense, including interest and penalties of $63 million comprised of a current tax expense of $20 million and a deferred tax expense of $43 million.

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations in the U.S., various states and foreign jurisdictions. During the year ended June 30, 2018, the Internal Revenue Service commenced an audit of the Company for the year ended June 30, 2014. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and our liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.

The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that could be audited by the respective taxing authorities.

Jurisdiction	Fiscal Years Open to Examination
U.S. federal	2014-2017
U.S. state	Various
Australia	2014-2017
U.K.	2011-2017

It is reasonably possible that uncertain tax positions may increase or decrease in the next fiscal year, however, actual developments in this area could differ from those currently expected. As of June 30, 2018, approximately $35 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. It is reasonably possible, the amount of uncertain tax liabilities which may be resolved within the next fiscal year is between the range of approximately nil and $18 million, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.

Other

Prior to the passage of the Tax Act, the Company asserted that substantially all of the undistributed earnings were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Pursuant to the provisions promulgated in the Tax Act these earnings were subjected to the one-time transition tax, for which a provisional charge was recorded. It is the Company’s intention to reinvest in these subsidiaries indefinitely as the Company

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

does not anticipate the need to repatriate funds to satisfy domestic liquidity needs. An actual repatriation from these subsidiaries could be subject to foreign withholding taxes and U.S. state taxes. Calculation of the unrecognized tax liabilities is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $2.6 billion as of June 30, 2018.

During the fiscal years ended June 30, 2018, 2017 and 2016, the Company paid gross income taxes of $160 million, $132 million and $103 million, respectively, and received income tax refunds of $7 million, $9 million and $10 million, respectively.

NOTE 20. SEGMENT INFORMATION

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires and DJX and its live journalism events. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun, The Courier Mail and The Advertiser in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a global video advertising marketplace, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

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

•

Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.6% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile applications across Australia and Asia, including Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au, and property portals in Asia. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

Subscription Video Services—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and Internet Protocol, or IP, distribution, and consists of (i) its 65% interest in new Foxtel and (ii) Australian News Channel Pty Ltd (“ANC”). The remaining 35% interest in new Foxtel is held by Telstra, an ASX-listed telecommunications company. New Foxtel is the largest pay-TV provider in Australia, with over 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news and broadcast rights to live sporting events in Australia including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming.

ANC operates the SKY NEWS network, Australia’s 24-hour multi-channel, multi-platform news service. ANC channels are distributed throughout Australia and New Zealand and available on Foxtel and Sky Network Television NZ. ANC also owns and operates the international Australia Channel IPTV service and offers content across a variety of digital media platforms, including mobile, podcasts and social media websites.

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy Group and costs related to the U.K. Newspaper Matters. The Company’s Strategy Group identifies new products and services across its businesses to increase revenues and profitability and targets and assesses potential acquisitions, investments and dispositions.

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses and excluding the NAM Group and Zillow legal settlements. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity losses of affiliates, interest, net, other, net, income tax (expense) benefit and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Revenues:
News and Information Services	$5,119	$5,069	$5,338
Book Publishing	1,758	1,636	1,646
Digital Real Estate Services	1,141	938	822
Subscription Video Services	1,004	494	484
Other	2	2	2

Total Revenues	$9,024	$8,139	$8,292

Segment EBITDA:
News and Information Services	$392	$414	$214
Book Publishing	244	199	185
Digital Real Estate Services	401	324	344
Subscription Video Services	173	123	124
Other	(138)	(175)	(183)
Depreciation and amortization	(472)	(449)	(505)
Impairment and restructuring charges	(351)	(927)	(89)
Equity (losses) earnings of affiliates	(1,006)	(295)	30
Interest, net	(7)	39	43
Other, net	(325)	132	18

(Loss) income from continuing operations before income tax (expense) benefit	(1,089)	(615)	181
Income tax (expense) benefit	(355)	(28)	54

Net (loss) income from continuing operations	$(1,444)	$(643)	$235

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Depreciation and amortization:
News and Information Services	$223	$283	$347
Book Publishing	52	52	55
Digital Real Estate Services	87	78	69
Subscription Video Services	107	32	29
Other	3	4	5

Total Depreciation and amortization	$472	$449	$505

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Capital expenditures:
News and Information Services	$173	$165	$174
Book Publishing	17	11	9
Digital Real Estate Services	78	66	64
Subscription Video Services	81	14	8
Other	15	—	1

Total Capital expenditures	$364	$256	$256

	As of June 30,
	2018	2017
	(in millions)
Total assets:
News and Information Services	$6,039	$6,142
Book Publishing	1,898	1,845
Digital Real Estate Services	2,171	2,307
Subscription Video Services	4,738	1,194
Other(a)	1,107	1,037
Investments	393	2,027

Total assets	$16,346	$14,552

(a)	The Other segment primarily includes Cash and cash equivalents.

	As of June 30,
	2018	2017
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,730	$2,952
Book Publishing	804	835
Digital Real Estate Services	1,502	1,420
Subscription Video Services	2,853	912
Other	—	—

Total Goodwill and intangible assets, net	$7,889	$6,119

Geographic Segments

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Revenues:(a)
U.S. and Canada(b)	$3,998	$3,880	$3,920
Europe(c)	1,766	1,671	1,873
Australasia and Other(d)	3,260	2,588	2,499

Total Revenues	$9,024	$8,139	$8,292

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)	Revenues are attributed to region based on location of customer.
(b)	Revenues include approximately $3.9 billion for fiscal 2018, $3.7 billion for fiscal 2017 and $3.8 billion for fiscal 2016 from customers in the U.S.
(c)	Revenues include approximately $1.4 billion for fiscal 2018, $1.3 billion for fiscal 2017 and $1.5 billion for fiscal 2016 from customers in the U.K.
(d)	Revenues include approximately $2.9 billion for fiscal 2018, $2.3 billion for fiscal 2017 and $2.3 billion for fiscal 2016 from customers in Australia.

	As of June 30,
	2018	2017
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$937	$960
Europe	682	560
Australasia and Other	1,772	546

Total long-lived assets	$3,391	$2,066

(a)	Reflects total assets less current assets, goodwill, intangible assets, investments and deferred income tax assets.

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Australasia comprises Australia, Asia, Papua New Guinea and New Zealand.

NOTE 21. ADDITIONAL FINANCIAL INFORMATION

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2018	2017
	(in millions)
Royalty advances to authors	$312	$298
Inventory(a)	143	31
Other	376	113

Total Other non-current assets	$831	$442

(a)	Primarily consists of the non-current portion of programming rights.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of June 30,
	2018	2017
	(in millions)
Current tax payable	$17	$39
Royalties and commissions payable	187	152
Other	168	306

Total Other current liabilities	$372	$497

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Loss on the Transaction(a)	$(337)	$—	$—
Gain on sale of cost method investments	32	—	—
Gain on sale of REA Group’s European business(b)	—	107	—
Impairment of marketable securities and cost method investments(c)	(33)	(21)	(21)
Other	13	46	39

Total Other, net	$(325)	$132	$18

(a)	See Note 3—Acquisitions, Disposals and Other Transactions.
(b)

The Company recognized a pre-tax gain of $107 million for the fiscal year ended June 30, 2017 related to REA Group’s sale of its European business. See Note 3—Acquisitions, Disposals and Other Transactions.

(c)	See Note 6—Investment.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss were as follows:

	For the fiscal years ended June 30,
	2018	2017	2016
	(in millions)
Accumulated other comprehensive (loss) income, net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$(5)	$20	$19
Fiscal year activity(a)	27	(25)	1

Balance, end of year	22	(5)	20

Cash flow hedge adjustments:
Balance, beginning of year	—	—	—
Fiscal year activity(b)	4	—	—

Balance, end of year	4	—	—

Benefit plan adjustments:
Balance, beginning of year	(437)	(445)	(413)
Fiscal year activity(c)	128	8	(32)

Balance, end of year	(309)	(437)	(445)

Foreign currency translation adjustments:
Balance, beginning of year	(510)	(585)	(188)
Fiscal year activity(d)	(81)	75	(397)

Balance, end of year	(591)	(510)	(585)

Share of other comprehensive income from equity affiliates, net:
Balance, beginning of year	(12)	(16)	—
Fiscal year activity(e)	12	4	(16)

Balance, end of year	—	(12)	(16)

Total accumulated other comprehensive (loss), net of tax:
Balance, beginning of year	(964)	(1,026)	(582)
Fiscal year activity, net of income taxes	90	62	(444)

Balance, end of year	$(874)	$(964)	$(1,026)

(a)	Net of income tax expense (benefit) of $1 million, ($10) million and nil for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
(b)	Net of income tax expense of $2 million, nil and nil for the fiscal years ended June 30, 2018, 2017 and 2016 respectively.
(c)	Net of income tax expense (benefit) of $28 million, $8 million and ($14) million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
(d)	Excludes ($42) million, $9 million and ($1) million relating to noncontrolling interests for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
(e)	Net of income tax expense (benefit) of $5 million, $2 million and ($7) million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

The following table sets forth the Company’s cash paid for taxes and interest:

	As of June 30,
	2018	2017
	(in millions)
Cash paid for interest	$29	$12
Cash paid for taxes	160	132

NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2018
Allowances for returns and doubtful accounts	$(208)	$(536)	$(5)	$531	$1	$(217)
Deferred tax valuation allowance	(1,187)	(409)	169	13	29	(1,385)

Fiscal 2017
Allowances for returns and doubtful accounts	$(213)	$(603)	$(2)	$611	$(1)	$(208)
Deferred tax valuation allowance	(1,014)	(92)	(92)	23	(12)	(1,187)

Fiscal 2016
Allowances for returns and doubtful accounts	$(220)	$(566)	$(12)	$582	$3	$(213)
Deferred tax valuation allowance	(1,308)	(8)	109	114	79	(1,014)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. QUARTERLY DATA (UNAUDITED)

For convenience purposes, all references to September 30, 2017 and September 30, 2016 refer to the three months ended October 1, 2017 and October 2, 2016, respectively. All references to December 31, 2017 and December 31, 2016 refer to the three months ended December 31, 2017 and January 1, 2017, respectively. All references to March 31, 2018 and March 31, 2017 refer to the three months ended April 1, 2018 and April 2, 2017, respectively.

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2018
Revenues(a)	$2,058	$2,180	$2,093	$2,693
Net income (loss)(b)	87	(66)	(1,110)	(355)
Net income (loss) attributable to News Corporation stockholders	68	(83)	(1,128)	(371)
Income (loss) available to News Corporation stockholders per share—basic and diluted	$0.12	$(0.14)	$(1.94)	$(0.64)

Fiscal 2017
Revenues	$1,965	$2,116	$1,978	$2,080
Net loss(c)	—	(219)	—	(424)
Net loss attributable to News Corporation stockholders	(15)	(289)	(5)	(429)
Loss available to News Corporation stockholders per share—basic and diluted	$(0.03)	$(0.50)	$(0.01)	$(0.74)

(a)	Revenue for the three months ended June 30, 2018 includes the impact of the consolidation of Foxtel.
(b)	Net income (loss) for the fiscal year ended June 30, 2018 includes the impact of the following items:

•	During the third quarter of fiscal 2018, the Company recognized a $957 million non-cash write-down of the carrying value of its investment in Foxtel. See Note 6—Investments.

•

During the third quarter of fiscal 2018, the Company recognized non-cash impairment charges of $225 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit. See Note 8—Goodwill and Other Intangible Assets.

•

During the fourth quarter of fiscal 2018, the loss on the Transaction primarily relates to the Company’s, settlement of its pre-existing contractual arrangement between Foxtel and FOX SPORTS Australia which resulted in a $317 million write-off of its channel distribution agreement intangible asset at the time of the Transaction. See Note 3—Acquisitions, Disposals and Other Transactions.

(c)	Net loss for the fiscal year ended June 30, 2017 includes the impact of the following items:

•

During the second quarter of fiscal 2017, the Company recognized a non-cash impairment charge of approximately $310 million primarily related to the write-down of fixed assets at the Australian newspapers. See Note 7—Property, Plant and Equipment. The Company also recognized a $227 million non-cash write-down of the carrying value of its investment in Foxtel to fair value. See Note 6—Investments.

•

During the second quarter of fiscal 2017, REA Group sold its European business which resulted in a pre-tax gain of $120 million. The gain was partially offset in the third quarter of fiscal 2017 by $13 million related to the impact of foreign currency fluctuations on the receipt of the sales proceeds,

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

which were received in February 2017, and certain other currency translation impacts. See Note 3—Acquisitions, Disposals and Other Transactions. See Note 7—Property, Plant and Equipment.

•

During the fourth quarter of fiscal 2017, the Company recognized approximately $464 million in impairment charges, primarily related to the write-down of fixed assets at the U.K. newspapers. See Note 7—Property, Plant and Equipment.

NOTE 24. SUBSEQUENT EVENTS

In August 2018, the Company declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on October 17, 2018 to stockholders of record as of September 12, 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 86 and 87, respectively, and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In connection with its regular annual review and approval of executive officer compensation, the Compensation Committee of the Board of Directors (the “Compensation Committee”) conducts a competitive review of the executive officers’ target compensation opportunities, considering, in consultation with its independent compensation consultant, compensation data and practices of its compensation peers and current market trends and practices generally, along with the Company’s pay-for-performance philosophy.

As a result of such review, the Compensation Committee on August 7, 2018 approved increases to target compensation for Ms. Susan Panuccio, the Company’s Chief Financial Officer, and Mr. David Pitofsky, the Company’s General Counsel, for fiscal 2019. Ms. Panuccio’s annual base salary will be $1,300,000; her performance-based bonus target will be $1,500,000; and her performance-based equity award target will be $1,500,000. Approximately 70% of Ms. Panuccio’s target compensation will be “at risk.” Mr. Pitofsky’s annual base salary will be $1,100,000; his performance-based bonus target will be $1,000,000; and his performance-based equity award target will be $1,250,000. Approximately 67% of Mr. Pitofsky’s target compensation will be “at risk.”

Also as a result of such review and on the recommendation of the Compensation Committee, the Board of Directors on August 8, 2018 approved an increase to target compensation for Mr. Robert Thomson, the Company’s Chief Executive Officer, for fiscal 2019. His annual base salary, which had been unchanged since 2013, will be $3,000,000; his performance-based bonus target will be $5,000,000; and his performance-based equity award target will be $6,000,000. Approximately 79% of Mr. Thomson’s target compensation will be “at risk.”

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Proposal No. 1: Election of Directors” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to executive compensation and director compensation is contained in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Pay Ratio” and “Director Compensation,” respectively, and is incorporated by reference in this Annual Report.

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

3.

Exhibits—The exhibits listed under Part (b) below are filed or incorporated by reference as part of this Annual Report. A “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

(b)	Exhibits

Exhibit Number	Exhibit Description

2.1	Separation and Distribution Agreement, dated June 28, 2013, among News Corporation, New News Corporation and News Corp Holdings UK & Ireland. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.2	Tax Sharing and Indemnification Agreement, dated June 28, 2013, between News Corporation and New News Corporation. (Incorporated by reference to Exhibit 2.3 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.3	FOX SPORTS Trade Mark Licence. (Incorporated by reference to Exhibit 2.5 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.4	FOX Trade Mark Licence. (Incorporated by reference to Exhibit 2.6 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

3.1	Restated Certificate of Incorporation of News Corporation.*

3.2	Amended and Restated By-laws of News Corporation. (Incorporated by reference to Exhibit 3.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

4.1	Third Amended and Restated Rights Agreement, dated as of June 18, 2018, between News Corporation and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on June 18, 2018.)

10.1	Amended and Restated Employment Agreement, dated March 9, 2016, among News Corporation, NC Transaction, Inc. and Robert Thomson. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on March 9, 2016.)±

Exhibit Number	Exhibit Description

10.2	Employment Agreement, dated February 23, 2017, between News Corporation and Susan Panuccio. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2017.)±

10.3	Amended and Restated Employment Agreement, dated November 9, 2017, between News Corporation and David Pitofsky. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on November 13, 2017.)±

10.4	News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective August 6, 2014. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 11, 2014.)±

10.5	NC Transaction, Inc. Restoration Plan, amended and restated as of February 28, 2018. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 11, 2018.)±

10.6	Form of Agreement for FY2015-2017 and FY2016-2018 Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2014.)±

10.7	Form of Agreement for FY2015-2017 and FY2016-2018 Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2014.)±

10.8	Letter Agreement, dated June 27, 2014, from News Corporation to K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2014.)±

10.9	Form of Agreement for Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.10	Form of Agreement for Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.11	Form of Agreement for Stock-Settled Restricted Share Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.11 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.12	Credit Agreement, dated as of October 23, 2013, among News Corporation, as borrower, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. and Citibank, N.A. as co-administrative agents, JPMorgan Chase Bank, N.A. as designated agent, Commonwealth Bank of Australia as syndication agent and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Commonwealth Bank of Australia as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on October 29, 2013.)

Exhibit Number	Exhibit Description

10.13	Amendment No. 1, dated as of October 23, 2015, to the Credit Agreement, dated as of October 23, 2013, among News Corporation, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, JPMorgan Chase Bank, N.A., as designated agent, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on October 26, 2015.)

10.14	Amendment No. 2, dated as of July 13, 2016, to the Credit Agreement, dated as of October 23, 2013, among the Company, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, JPMorgan Chase Bank, N.A., as designated agent, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on November 8, 2016.)

10.15	Amendment No. 3, dated as of March 29, 2018, to the Credit Agreement, dated as of October 23, 2013, among the Company, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, JPMorgan Chase Bank, N.A., as designated agent, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 11, 2018.)

10.16	Syndicated Revolving Facility Agreement, dated as of October 8, 2013, among Foxtel Management Pty Limited, as initial borrower, the initial financiers named therein and Commonwealth Bank of Australia, as facility agent.*

10.17	Amendment Letter, dated as of June 17, 2014, in respect of the Syndicated Revolving Facility Agreement, dated as of October 8, 2013, among Foxtel Management Pty Limited, as initial borrower, the initial financiers named therein and Commonwealth Bank of Australia, as facility agent.*

10.18	Amendment Letter, dated as of June 12, 2015, in respect of the Syndicated Revolving Facility Agreement, dated as of October 8, 2013 (as amended from time to time), among Foxtel Management Pty Limited, as initial borrower, the initial financiers named therein and Commonwealth Bank of Australia, as facility agent.*

10.19	Syndicated Revolving Facility Agreement, dated as of June 17, 2014, among Foxtel Management Pty Limited and Foxtel Finance Pty Limited, as initial borrowers, the initial financiers named therein and Commonwealth Bank of Australia, as facility agent.*

10.20	Amendment Letter, dated as of June 12, 2015, in respect of the Syndicated Revolving Facility Agreement, dated as of June 17, 2014, among Foxtel Management Pty Limited and Foxtel Finance Pty Limited, as initial borrowers, the initial financiers named therein and Commonwealth Bank of Australia, as facility agent.*

10.21	Syndicated Revolving Facility Agreement, dated as of June 12, 2015, among Foxtel Management Pty Limited and Foxtel Finance Pty Limited, as initial borrowers, the initial financiers named therein and Commonwealth Bank of Australia, as facility agent.*

10.22	Syndicated Revolving Facility Agreement, dated as of September 12, 2016, among Foxtel Management Pty Limited and Foxtel Finance Pty Limited, as initial borrowers, the initial financiers named therein and Commonwealth Bank of Australia, as facility agent.*

10.23	Multi-Option Facility Agreement, dated as of June 30, 2017, among Foxtel Management Pty Limited, Foxtel Finance Pty Limited and the other original borrowers listed therein and Commonwealth of Bank of Australia, as the original lender.*

Exhibit Number	Exhibit Description

10.24	Common Terms Deed Poll, dated as of April 10, 2012, made by Foxtel Management Pty Ltd and the other parties thereto acting as initial guarantors in favor of the finance parties defined therein.*

10.25	Guarantee Deed Poll, dated as of April 3, 2018, made by each of the parties thereto acting as guarantors in favor of the finance parties defined therein.*

10.26	Note and Guarantee Agreement, dated as of September 24, 2009, among Foxtel Management Pty Limited, Sky Cable Pty Limited, Foxtel Media Pty Limited (formerly Telstra Media Pty Limited) and others.*

10.27	Waiver, Consent and Amendment Number 1, to the Note and Guarantee Agreement, dated as of September 24, 2009 among Foxtel Management Pty Limited, Sky Cable Pty Limited, Foxtel Media Pty Limited (formerly Telstra Media Pty Limited) and others.*

10.28	Notice of Security Release and Amendment Number 2, to the Note and Guarantee Agreement, dated as of September 24, 2009 (as amended from time to time), among Foxtel Management Pty Limited, Sky Cable Pty Limited, Foxtel Media Pty Limited (formerly Telstra Media Pty Limited) and others.*

10.29	Deed of Guarantee dated September 24, 2009 executed by each entity listed in Annex 1 thereto.*

10.30	Note and Guarantee Agreement, dated as of July 25, 2012, among Foxtel Management Pty Limited, Sky Cable Pty Limited, Foxtel Media Pty Limited (formerly Telstra Media Pty Limited) and others.*

10.31	Deed of Guarantee dated July 25, 2012 executed by each entity listed in Annex 1 thereto.*

21.1	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP with respect to News Corporation.*

23.2	Consent of Ernst & Young with respect to Foxtel Group.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

99.1	Audited Financial Statements of Foxtel Group as of and for the nine month period ended March 31, 2018.*

101	The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2018, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Loss for the fiscal years ended June 30, 2018, 2017 and 2016; (iii) Consolidated Balance Sheets as of June 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2018, 2017 and 2016; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2018, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements. *

*	Filed herewith
**	Furnished herewith
±	Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: August 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Thomson Robert J. Thomson	Chief Executive Officer and Director (Principal Executive Officer)	August 15, 2018

/s/ Susan Panuccio Susan Panuccio	Chief Financial Officer (Principal Financial Officer)	August 15, 2018

/s/ Kevin P. Halpin Kevin P. Halpin	Principal Accounting Officer	August 15, 2018

/s/ K. Rupert Murdoch K. Rupert Murdoch	Executive Chairman	August 15, 2018

/s/ Lachlan K. Murdoch Lachlan K. Murdoch	Co-Chairman	August 15, 2018

/s/ Kelly Ayotte Kelly Ayotte	Director	August 15, 2018

/s/ José María Aznar José María Aznar	Director	August 15, 2018

/s/ Natalie Bancroft Natalie Bancroft	Director	August 15, 2018

/s/ Peter L. Barnes Peter L. Barnes	Director	August 15, 2018

/s/ Joel I. Klein Joel I. Klein	Director	August 15, 2018

/s/ James R. Murdoch James R. Murdoch	Director	August 15, 2018

/s/ Ana Paula Pessoa Ana Paula Pessoa	Director	August 15, 2018

/s/ Masroor Siddiqui Masroor Siddiqui	Director	August 15, 2018