Form 10-Q
period 2018-09-30
NEWS CORP
filed 2018-11-08
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, 385,214,811 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended
		September 30,
	Notes	2018	2017
Revenues:
Circulation and subscription		$1,034	$651
Advertising		664	682
Consumer		400	386
Real estate		227	203
Other		199	136

Total Revenues	2	2,524	2,058
Operating expenses		(1,340)	(1,149)
Selling, general and administrative		(826)	(661)
Depreciation and amortization		(163)	(97)
Impairment and restructuring charges	4	(18)	(15)
Equity losses of affiliates	5	(3)	(10)
Interest (expense) income, net		(16)	6
Other, net	14	20	9

Income before income tax expense		178	141
Income tax expense	12	(50)	(54)

Net income		128	87
Less: Net income attributable to noncontrolling interests		(27)	(19)

Net income attributable to News Corporation stockholders		$101	$68

Basic and diluted earnings per share:	10
Net income available to News Corporation stockholders per share		$0.17	$0.12

Cash dividends declared per share of common stock		$0.10	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; millions)

	For the three months ended
	September 30,
	2018	2017
Net income	$128	$87
Other comprehensive income:
Foreign currency translation adjustments	(110)	134
Net change in the fair value of cash flow hedges(a)	2	—
Unrealized holding losses on securities, net(b)	—	(13)
Benefit plan adjustments, net(c)	5	(6)
Share of other comprehensive income from equity affiliates, net(d)	—	1

Other comprehensive (loss) income	(103)	116

Comprehensive income	25	203
Less: Net income attributable to noncontrolling interests	(27)	(19)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	28	(4)

Comprehensive income attributable to News Corporation stockholders	$26	$180

(a)	Net of income tax expense of $1 million and nil for the three months ended September 30, 2018 and 2017, respectively.
(b)	Net of income tax benefit of $6 million for the three months ended September 30, 2017.
(c)	Net of income tax expense (benefit) of $1 million and ($2) million for the three months ended September 30, 2018 and 2017, respectively.
(d)	Net of income tax benefit of nil for the three months ended September 30, 2017.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

		As of	As of
	Notes	September 30, 2018	June 30, 2018
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,886	$2,034
Receivables, net	14	1,648	1,612
Inventory, net		388	376
Other current assets		547	372

Total current assets		4,469	4,394

Non-current assets:
Investments	5	390	393
Property, plant and equipment, net		2,512	2,560
Intangible assets, net		2,607	2,671
Goodwill		5,153	5,218
Deferred income tax assets	12	260	279
Other non-current assets	14	897	831

Total assets		$16,288	$16,346

Liabilities and Equity:
Current liabilities:
Accounts payable		$537	$605
Accrued expenses		1,258	1,340
Deferred revenue		436	516
Current borrowings	6	671	462
Other current liabilities	14	643	372

Total current liabilities		3,545	3,295

Non-current liabilities:
Borrowings	6	1,186	1,490
Retirement benefit obligations		241	245
Deferred income tax liabilities	12	401	389
Other non-current liabilities		485	430
Commitments and contingencies	11
Redeemable preferred stock	7	—	20
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,257	12,322
Accumulated deficit		(2,032)	(2,163)
Accumulated other comprehensive loss		(970)	(874)

Total News Corporation stockholders’ equity		9,261	9,291
Noncontrolling interests		1,169	1,186

Total equity	8	10,430	10,477

Total liabilities and equity		$16,288	$16,346

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 385,202,454 and 383,385,353 shares issued and outstanding, net of 27,368,413 treasury shares at par at September 30, 2018 and June 30, 2018, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at September 30, 2018 and June 30, 2018, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the three months ended
		September 30,
	Notes	2018	2017
Operating activities:
Net income		$128	$87
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization		163	97
Equity losses of affiliates	5	3	10
Cash distributions received from affiliates		4	—
Other, net	14	(20)	(9)
Deferred income taxes and taxes payable	12	31	6
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(21)	(73)
Inventories, net		(23)	(16)
Accounts payable and other liabilities		(152)	(106)

Net cash provided by (used in) operating activities		113	(4)

Investing activities:
Capital expenditures		(133)	(62)
Acquisitions, net of cash acquired		1	(54)
Investments in equity affiliates and other		(10)	(12)
Proceeds from property, plant and equipment and other asset dispositions		5	—
Other, net		16	7

Net cash used in investing activities		(121)	(121)

Financing activities:
Borrowings	6	131	—
Repayment of borrowings		(192)	—
Dividends paid		(23)	(21)
Other, net		(40)	(10)

Net cash used in financing activities		(124)	(31)

Net decrease in cash and cash equivalents		(132)	(156)
Cash and cash equivalents, beginning of period		2,034	2,016
Exchange movement on opening cash balance		(16)	17

Cash and cash equivalents, end of period		$1,886	$1,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, subscription video services in Australia, book publishing and digital real estate services.

In April 2018, News Corp and Telstra Corporation Limited (“Telstra”) combined their respective 50% interests in Foxtel and News Corp’s 100% interest in FOX SPORTS Australia into a new company, which the Company refers to as “new Foxtel” (the “Transaction”). Following the completion of the Transaction, News Corp owns a 65% interest in the combined business, with Telstra owning the remaining 35%. Consequently, the Company began consolidating Foxtel in the fourth quarter of fiscal 2018. See Note 3—Acquisitions, Disposals and Other Transactions; Note 5—Investments; Note 6—Borrowings; and Note 9—Financial Instruments and Fair Value Measurements.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method. In accordance with ASU 2016-01, investments in which the Company is not able to exercise significant influence over the investee are measured at fair value, if the fair value is readily determinable. If an investment’s fair value is not readily determinable, the Company will measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”

The accompanying Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 as filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2018 (the “2018 Form 10-K”).

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, in the first quarter of fiscal 2019, the Company reclassified Conference Sponsorship revenues at its Dow Jones reporting unit and Merchandising revenues at News America Marketing from Other revenues to Advertising revenues as the Company believes that the reclassification more accurately reflects the nature of those revenue streams. These revenue reclassifications totaled $12 million for the three months ended September 30, 2017 and $57 million for the fiscal year ended June 30, 2018.

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2019 and fiscal 2018 include 52 weeks. All references to the three months ended September 30, 2018 and 2017 relate to the three months ended September 30, 2018 and October 1, 2017, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of September 30.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amended the FASB Accounting Standards Codification by creating Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). ASU 2014-09 removes inconsistencies and differences in existing revenue recognition requirements between GAAP and International Financial Reporting Standards and requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on a modified retrospective basis as of July 1, 2018. As a result, the Company recorded a $20 million decrease to Accumulated deficit as of July 1, 2018 to reflect the cumulative impact of its adoption of ASC 606. See Note 2 —Revenues.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company adopted the guidance on a cumulative-effect basis for its investments with readily determinable fair values effective July 1, 2018. In accordance with ASU 2016-01, the cumulative net unrealized gains (losses) for these investments contained within Accumulated other comprehensive loss were reclassified through Accumulated deficit as of July 1, 2018, and the Company recorded a $22 million decrease to Accumulated deficit. The Company has elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer; there was no financial statement impact upon adoption for these investments.

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit/cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 allows for a practical expedient that permits a company to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. ASU 2017-07 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company adopted ASU 2017-07 utilizing the practical expedient. The other components of net periodic benefit/cost are included in Other, net in the Statements of Operations. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As permitted by ASU 2018-15, the Company early-adopted this standard on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Issued

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in ASU 2016-02 address certain aspects in lease accounting, with the most significant impact for lessees. The amendments in ASU 2016-02 require lessees to recognize all leases on the balance sheet by recording a right-of-use asset and a lease liability, and lessor accounting has been updated to align with the new requirements for lessees. The new standard also provides changes to the existing sale-leaseback guidance. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which clarifies how to apply certain aspects of ASU 2016-02, and ASU 2018-11 “Leases (Topic 842): Targeted Improvements,” which provides entities with an additional and optional transition method to adopt the new leases standard. ASU 2016-02 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The amendments in ASU 2018-02 provide a reclassification from Accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. See Note 12—Income Taxes. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company is currently evaluating the impact ASU 2018-02 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The amendments in ASU 2018-14 modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 eliminates the disclosures for amounts in Accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost and the effect of a percentage change in health care cost trend rate. ASU 2018-14 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. The Company is currently evaluating the impact ASU 2018-14 will have on its consolidated financial statements.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. REVENUES

On July 1, 2018, the Company adopted ASC 606 on a modified retrospective basis for all contracts which were not completed as of the adoption date. Results for reporting periods beginning after July 1, 2018 are presented under ASC 606 while prior periods have not been restated. Under ASC 606, revenue is recognized when or as the Company satisfies its respective performance obligations under each contract. The Company recorded a $20 million decrease to Accumulated deficit as of July 1, 2018 to reflect the cumulative impact of its adoption of ASC 606.

When implementing ASC 606, the Company applied the practical expedient to reflect the aggregate effect of all contract modifications occurring before the beginning of the earliest period presented when identifying satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.

The adoption of ASC 606 primarily resulted in the following changes related to the Company’s revenue recognition policies:

•	Reclassification of certain payments to customers

For certain revenue streams within the Subscription Video Services, Book Publishing and News and Information Services segments, the Company previously recorded certain marketing and sales incentive payments to customers within Operating expenses and Selling, general and administrative expenses. In accordance with ASC 606, such payments are now recorded as a reduction of revenue. For the three months ended September 30, 2018, revenues were $28 million lower as a result of this reclassification, with no impact on the Company’s net income.

•	Deferred installation revenues in the Subscription Video Services segment

Under ASC 606, each customer subscription sold is accounted for as a distinct performance obligation. Installation services are not accounted for as a distinct performance obligation and are instead included within the overall services being provided. Therefore, installation revenues are deferred and recognized over the respective customer contract term. Historically, installation revenues were deferred and recognized over the estimated customer life. For the three months ended September 30, 2018, revenues were $6 million higher as a result of the adoption of ASC 606.

•	Acceleration of revenue associated with REA Group’s financial services business

The Company has historically delayed the recognition of trailing commission revenue associated with REA Group’s financial services business until such amounts became fixed or determinable. Under ASC 606, trailing commission revenue is recognized when the related mortgage loan is established. The Company established a commission receivable of $121 million and a broker commission payable of $94 million as of July 1, 2018. The current portion of the commission receivable and broker commission payable are classified in Accounts receivable and Other current liabilities, respectively, with the non-current portion of each classified within Other noncurrent assets and liabilities, respectively, in the Balance Sheets. The change in accounting for trailing commission revenue did not have a material impact on the Statement of Operations.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revenues for the three months ended September 30, 2018 and the opening balance sheet as of July 1, 2018 under both ASC 606 and the prior standard, ASC 605 are as follows:

	For the three months ended September 30, 2018
	ASC 605	Effects of Adoption	ASC 606
	(in millions)
Revenue:
Circulation and subscription	$1,032	$2	$1,034
Advertising	664	—	664
Consumer	412	(12)	400
Real estate	227	—	227
Other	206	(7)	199

Total revenues	$2,541	$(17)	$2,524
Operating expenses and Selling, general and administrative	$(2,190)	$24	$(2,166)
Net income	$123	$5	$128

	As of July 1, 2018
	ASC 605	Effects of Adoption	ASC 606
	(in millions)
Assets:
Receivables, net	$1,612	$200	$1,812
Other current assets	372	(4)	368
Deferred income tax assets	279	2	281
Other non-current assets	831	92	923
Liabilities and Equity:
Deferred revenue	$516	$(6)	$510
Other current liabilities	372	194	566
Deferred income tax liabilities	389	11	400
Other non-current liabilities	430	71	501
Accumulated deficit	(2,163)	20	(2,143)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated revenue

The following table presents revenue by type and segment for the three months ended September 30, 2018:

	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$529	$491	$—	$14	$1,034
Advertising	576	57	—	31	664
Consumer	—	—	400	—	400
Real estate	—	—	—	227	227
Other	143	17	18	21	199

Total Revenues	$1,248	$565	$418	$293	$2,524

Disclosures regarding the nature, timing and uncertainty of the Company’s revenue streams across its segments are as follows:

Circulation and subscription revenues

Circulation and subscription revenues include single-copy newspaper, newspaper subscription and information service subscription revenues. Circulation revenues are based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy sales) and/or digital subscriptions sold, and the associated rates charged to the customers. Single-copy revenue is recognized at a point in time on the date the newspapers are sold to distribution outlets, net of provisions for related returns.

Revenues from home delivery and digital subscriptions are recognized over the subscription term as the newspapers and/or digital subscriptions are delivered. Information services subscription revenues are recognized over time as the subscriptions are delivered. Payments from subscribers are generally due at the beginning of the month and are recorded as deferred revenue. Such amounts are recognized as revenue as the associated subscription is delivered.

Revenue generated from subscriptions to receive pay television broadcast services, broadband, and home phone services for residential and commercial subscribers is recognized over time on a monthly basis as the services are provided. Payment is generally received monthly in advance of providing services, and is deferred upon receipt. Such amounts are recognized as revenue as the related services are provided.

Advertising revenues

Revenue from print advertising is recognized at the point in time the print advertisement is circulated. Broadcast advertising revenue is recognized over the time that the broadcast advertisement is aired. For impressions-based digital advertising, revenues are recognized as impressions are delivered over the term of the arrangement, while revenue from non-impressions-based digital advertising is recognized over the period that the advertisements are displayed. Such amounts are recognized net of agency commissions and provisions for estimated sales incentives, including rebates, rate adjustments or discounts.

Advertising revenues earned from integrated marketing services are recognized at the point in time when free-standing inserts are published. Revenues earned from in-store marketing services are partially recognized upon installation, with the remaining revenue recognized over the in-store campaign.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Billings to clients and payments received in advance of performance of services or delivery of products are recorded as deferred revenue until the services are performed or the product is delivered. Payment for advertising services is typically due shortly after the Company has satisfied its performance obligation to print, broadcast or place the advertising specified in the contract. For advertising campaigns that extend beyond one month, the Company generally invoices the advertiser in arrears based on the number of advertisements that were printed, broadcast or placed, or impressions delivered during the month.

Consumer revenues

Revenue from the sale of physical books and electronic books (“e-books”) is recognized at the point in time of physical receipt by the customer or electronic delivery. Such amounts are recorded net of provisions for returns and payments to customers when a distinct good or service is not received. If the Company prohibits its customer from selling a physical book until a future date, it recognizes revenue when that restriction lapses.

Revenue is recognized net of any amounts billed to customers for taxes remitted to government authorities. Payments for the sale of physical books and e-books are generally collected within one to three months of sale or delivery and are based on the number of physical books or e-books sold.

Real Estate revenues

Real estate revenues are derived from the sale of subscriptions to online real estate listing products and, advanced client management and reporting products, as well as services to agents, brokers and developers. Revenue is typically recognized over the contractual period during which the services are provided. Payments are generally due monthly over the subscription term.

Other revenues

Other revenues are recognized when the related services are performed or the product has been delivered.

Areas of judgment

Contracts with multiple performance obligations

The Company has certain revenue contracts which contain multiple performance obligations such as print and digital advertising bundles and bundled video service subscriptions. Revenues derived from sales contracts that contain multiple products and services are allocated based on the relative standalone selling price of each performance obligation to be delivered. Standalone selling price is typically determined based on prices charged to customers for the same or similar goods or services on a standalone basis. If observable standalone prices are not available, the Company estimates standalone selling price by maximizing the use of observable inputs to most accurately reflect the price of each individual performance obligation. Revenue is recognized as each performance obligation included in the contract is satisfied.

Identification of a customer and gross versus net revenue recognition

In the normal course of business, the Company acts as or uses an intermediary or agent in executing transactions with third parties. When the intermediary or agent is determined to be the Company’s customer, the Company records revenue based on the amount it expects to receive from the agent or intermediary.

In other circumstances, the determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as a principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of the arrangement. The Company serves as the principal in transactions in which it controls the goods or services prior to being transferred to the ultimate customer.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Sales returns

Certain of the Company’s products, such as books and newspapers, are sold with the right of return. The Company records the estimated impact of such returns as a reduction of revenue. To estimate product sales that will be returned and the related products that are expected to be placed back into inventory, the Company analyzes historical returns, current economic trends, changes in customer demand and acceptance of the Company’s products. Based on this information, the Company reserves a percentage of each dollar of product sales that provide the customer with the right of return. As a result of the adoption of ASC 606, the Company reclassified its sales returns reserve from Accounts receivable to Other current liabilities.

Contract liabilities and assets

The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three months ended September 30, 2018:

For the three months ended September 30, 2018
(in millions)
Balance as of July 1, 2018	$510
Deferral of revenue	595
Recognition of deferred revenue(a)	(670)
Other	1

Balance as of September 30, 2018	$436

(a)	For the three months ended September 30, 2018, the Company recognized approximately $357 million of revenue which was included in the opening deferred revenue balance.

Contract assets were immaterial for disclosure as of September 30, 2018.

Practical expedients and other revenue disclosures

The Company typically expenses sales commissions incurred to obtain a customer contract as those amounts are incurred as the amortization period is twelve months or less. These costs are recorded within Selling, general and administrative in the Statements of Operations. The Company also applies the practical expedient for significant financing components when the transfer of the good or service is paid within twelve months or less, or the receipt of consideration is received within twelve months or less of the transfer of the good or service.

During the three months ended September 30, 2018, the Company recognized approximately $80 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of September 30, 2018 was approximately $300 million, of which approximately $90 million is expected to be recognized over the remainder of fiscal 2019, approximately $110 million is expected to be recognized in fiscal 2020, $80 million is expected to be recognized in fiscal 2021, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and, (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

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

The Transaction was accounted for in accordance with ASC 805 “Business Combinations” (“ASC 805”) which requires the Company to re-measure its previously held equity interest in Foxtel at its Transaction completion date fair value. The carrying amount of the Company’s previously held equity interest in Foxtel was equal to its fair value as of the Transaction completion date, as the Company wrote its investment in Foxtel down to fair value during the third quarter of fiscal 2018. In accordance with ASC 805, as the Company did not relinquish control of its investment in FOX SPORTS Australia, the reduction in the Company’s ownership interest to 65% was accounted for as a common control transaction on a carryover basis. See Note 5—Investments.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the Transaction, the Company recorded net tangible assets of approximately $849 million, excluding long-term borrowings, primarily consisting of property, plant and equipment, which mainly relate to digital set top units and installations and technical equipment, as well as accounts receivable, inventory, accounts payable and accruals at their estimated fair values at the completion date of the Transaction. The Company recorded outstanding borrowings of approximately $1.8 billion as a result of the Transaction. See Note 6—Borrowings.

In addition, the Company recorded approximately $0.9 billion of intangible assets of which $468 million has been allocated to subscriber relationships with a weighted-average useful life of 10 years, $277 million has been allocated to the tradenames which have an indefinite life and approximately $123 million has been allocated to advertiser relationships with a weighted-average useful life of 15 years. In accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), the excess of the purchase price over the fair values of the net tangible and intangible assets of approximately $1.6 billion was recorded as goodwill on the transaction. The values assigned to the acquired assets and liabilities are based on estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.

As a result of the Transaction, the Company recognized a $337 million loss in Other, net in the fourth quarter of fiscal 2018, primarily related to the Company’s settlement of its pre-existing contractual arrangement between Foxtel and FOX SPORTS Australia which resulted in a $317 million write-off of its channel distribution agreement intangible asset at the time of the Transaction.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the three months ended September 30, 2018 and 2017, the Company recorded restructuring charges of $18 million and $15 million, respectively, of which $17 million and $14 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2019 and 2018 were primarily for employee termination benefits.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in restructuring program liabilities were as follows:

	For the three months ended September 30,
	2018				2017
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$29	$2	$11	$42	$33	$6	$10	$49
Additions	18	—	—	18	15	—	—	15
Payments	(23)	—	(1)	(24)	(23)	—	—	(23)
Other	(1)	—	1	—	—	(1)	—	(1)

Balance, end of period	$23	$2	$11	$36	$25	$5	$10	$40

As of September 30, 2018, restructuring liabilities of approximately $25 million were included in the Balance Sheet in Other current liabilities and $11 million were included in Other non-current liabilities.

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of September 30, 2018	As of September 30, 2018	As of June 30, 2018
		(in millions)
Equity method investments(a)	various	$164	$173
Equity securities(b)	various	226	220

Total Investments		$390	$393

(a)

Equity method investments are primarily comprised of Elara Technologies Pte. Ltd., which operates PropTiger.com, Makaan.com and Housing.com and new Foxtel’s investment in the Nickelodeon Australia Joint Venture.

(b)	Equity securities are primarily comprised of the Company’s investment in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets and certain investments in China.

The Company has equity securities with quoted prices in active markets as well as equity securities without readily determinable fair market values. Equity securities without readily determinable fair market values are valued at cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The components comprising total gains and losses on equity securities are set forth below:

	For the three months ended September 30,
	2018	2017
	(in millions)
Total gains (losses) recognized on equity securities	$15	$(19)
Less: Gains (losses) recognized on equity securities sold	—	6

Unrealized gains (losses) recognized on equity securities held at end of period	$15	$(25)

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Equity Losses of Affiliates

The Company’s share of the losses of its equity affiliates was as follows:

	For the three months ended September 30,
	2018	2017
	(in millions)
Foxtel(a)	$—	$(5)
Other equity affiliates, net(b)	(3)	(5)

Total Equity losses of affiliates	$(3)	$(10)

(a)

Following completion of the Transaction in April 2018, News Corp ceased accounting for Foxtel as an equity method investment and began consolidating its results in the fourth quarter of fiscal 2018. See Note 3— Acquisitions, Disposals and Other Transactions.

In accordance with ASC 350, the Company amortized $17 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three months ended September 30, 2017. Such amortization is reflected in Equity losses of affiliates in the Statement of Operations.

(b)	Other equity affiliates, net for the three months ended September 30, 2018 and 2017 include losses primarily from the Company’s interest in Elara.

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the three months ended September 30,
	2018(a)	2017
	(in millions)
Revenues	$—	$633
Operating income(b)	—	63
Net income	—	24

(a)	The Company began consolidating the results of Foxtel in the fourth quarter of fiscal 2018 as a result of the Transaction.
(b)

Includes Depreciation and amortization of $59 million for the three months ended September 30, 2017. Operating income before depreciation and amortization was $122 million for the three months ended September 30, 2017.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. BORROWINGS

The Company’s total borrowings consist of the following:

	Interest rate at September 30, 2018	Due date at September 30, 2018	As of September 30, 2018	As of June 30, 2018
			(in millions)
Foxtel Group
Credit facility 2013(a)	3.63%	Apr 7, 2019	$217	$222
Credit facility 2014 — tranche 1(a)	3.68%	May 30, 2019	144	148
Credit facility 2014 — tranche 2(a)	3.78%	Jan 31, 2020	144	148
Credit facility 2015(a)	3.83%	Jul 31, 2020	289	296
Credit facility 2016(a)(b)	4.38%	Sept 11, 2021	47	108
Working capital facility 2017(a)(b)	3.98%	Jul 3, 2020	58	59
US private placement 2009 — tranche 3	6.20%	Sept 24, 2019	75	75
US private placement 2012 — USD portion — tranche 1(c)	3.68%	Jul 25, 2019	149	150
US private placement 2012 — USD portion — tranche 2(c)	4.27%	Jul 25, 2022	197	196
US private placement 2012 — USD portion — tranche 3(c)	4.42%	Jul 25 2024	147	146
US private placement 2012 — AUD portion	7.04%	Jul 25, 2022	80	83
REA Group
Credit facility 2016 — tranche 2(d)	2.84%	Dec 31, 2018	86	89
Credit facility 2016 — tranche 3(d)	2.94%	Dec 31, 2019	173	178
Credit facility 2018(d)	2.76%	April 27, 2021	51	54

Total borrowings			1,857	1,952
Less: current portion(e)			(671)	(462)

Long-term borrowings			$1,186	$1,490

(a)	Borrowings under these facilities bear interest at a floating rate of Australian BBSY plus an applicable margin of between 1.10% and 2.70% per annum payable quarterly.
(b)	As of September 30, 2018, the Foxtel Group has undrawn commitments of $251 million under these facilities for which it pays a commitment fee in the range of 40% to 45% of the applicable margin.
(c)	The carrying value of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 9 —Financial Instruments and Fair Value Measurements.
(d)

Borrowings under these facilities bear interest at a floating rate of the Australian BBSY plus a margin of between 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of September 30, 2018, REA Group was paying a margin of between 0.85% and 1.05%.

(e)

The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.”

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. REDEEMABLE PREFERRED STOCK

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

NOTE 8. EQUITY

The following table summarizes changes in equity:

	For the three months ended September 30,
	2018			2017
	News			News
	Corporation	Noncontrolling	Total	Corporation	Noncontrolling	Total
	stockholders	Interests	Equity	stockholders	Interests	Equity
	(in millions)
Balance, beginning of period	$9,291	$1,186	$10,477	$10,789	$284	$11,073
Cumulative impact of revenue standard adoption	10	10	20	—	—	—
Net income	101	27	128	68	19	87
Other comprehensive (loss) income	(75)	(28)	(103)	112	4	116
Dividends	(59)	(23)	(82)	(59)	(21)	(80)
Other	(7)	(3)	(10)	3	(3)	—

Balance, end of period	$9,261	$1,169	$10,430	$10,913	$283	$11,196

Stock Repurchases

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the three months ended September 30, 2018. Through November 2, 2018, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of November 2, 2018 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2018, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 17, 2018 to stockholders of record at the close of business on September 12, 2018. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

In accordance with ASC 820, “Fair Value Measurements” (“ASC 820”) fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories:

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

Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period. The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018				June 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Foreign currency derivatives - cash flow hedges	$—	$4	$—	$4	$—	$3	$—	$3
Cross currency interest rate derivatives - fair value hedges	—	22	—	22	—	29	—	29
Cross currency interest rate derivatives - economic hedges	—	11	—	11	—	10	—	10
Cross currency interest rate derivatives - cash flow hedges	—	91	—	91	—	76	—	76
Equity securities(a)	111	—	115	226	93	—	—	93

Total assets	$111	$128	$115	$354	$93	$118	$—	$211

Liabilities:
Interest rate derivatives - cash flow hedges	$—	$18	$—	$18	$—	$20	$—	$20
Mandatorily redeemable noncontrolling interests	—	—	12	12	—	—	12	12
Cross currency interest rate derivatives - cash flow hedges	—	11	—	11	—	12	—	12

Total liabilities	$—	$29	$12	$41	$—	$32	$12	$44

(a)	See Note 5 —Investments.

There have been no transfers between levels of the fair value hierarchy during the periods presented.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Equity securities

The fair values of equity securities with quoted prices in active markets are determined based on the closing price at the end of each reporting period. These securities are classified as Level 1 in the fair value hierarchy outlined above. The fair values of equity securities without readily determinable fair market values are determined based on cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. These securities are classified as Level 3 in the fair value hierarchy outlined above.

A rollforward of the Company’s equity securities classified as Level 3 is as follows:

For the three months ended September 30,
2018
(in millions)
Balance - beginning of period	$127
Purchases	5
Sales	(10)
Foreign exchange and other	(7)

Balance - end of period	$115

Mandatorily redeemable noncontrolling interests

The Company has liabilities recorded in its Balance Sheets for its mandatorily redeemable noncontrolling interests. These liabilities represent management’s best estimate of the amounts expected to be paid in accordance with the contractual terms of the underlying acquisition agreements. The fair values of these liabilities are based on the contractual payout formulas included in the acquisition agreements taking into account the expected performance of the business. Any remeasurements or accretion related to the Company’s mandatorily redeemable noncontrolling interests are recorded through Interest (expense) income, net in the Statements of Operations. As the fair value does not rely on observable market inputs, the Company classifies these liabilities as Level 3 in the fair value hierarchy.

A rollforward of the Company’s mandatorily redeemable noncontrolling interest liabilities classified as Level 3 is as follows:

	For the three months ended September 30,
	2018	2017
	(in millions)
Balance - beginning of period	$12	$79
Additions	—	12
Accretion	—	2

Balance - end of period	$12	$93

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Hedges are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

		Fair value as of
	Balance Sheet Location	September 30, 2018	June 30, 2018
		(in millions)
Foreign currency derivatives - cash flow hedges	Other current assets	$4	$3
Cross currency interest rate derivatives - fair value hedges	Other current assets	7	—
Cross currency interest rate derivatives - economic hedges	Other current assets	11	—
Cross currency interest rate derivatives - cash flow hedges	Other current assets	30	—
Cross currency interest rate derivatives - fair value hedges	Other non-current assets	15	29
Cross currency interest rate derivatives - cash flow hedges	Other non-current assets	61	76
Cross currency interest rate derivatives - economic hedges	Other non-current assets	—	10
Interest rate derivatives - cash flow hedges	Other current liabilities	(1)	—
Cross currency interest rate derivatives - cash flow hedges	Other current liabilities	(1)	—
Interest rate derivatives - cash flow hedges	Other non-current liabilities	(17)	(20)
Cross currency interest rate derivatives - cash flow hedges	Other non-current liabilities	(10)	(12)

Cash flow hedges

The Company utilizes a combination of foreign currency derivatives, interest rate derivatives and cross currency interest rate derivatives to mitigate currency exchange and interest rate risk in relation to payments for license fees and future interest payments. The total notional value of foreign exchange contract derivatives designated for hedging was $76 million as of September 30, 2018.

The total notional value of interest rate swap derivatives designated as cash flow hedges was $506 million (A$700 million) as of September 30, 2018. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to September 2022.

The total notional value of the cross currency interest rate swaps that were designated as cash flow hedges was $289 million (A$400 million) as of September 30, 2018. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.

The following table presents the impact that changes in the fair values of derivatives designated as cash flow hedges had on Accumulated other comprehensive loss and the Statement of Operations during the three months ended September 30, 2018. The Company did not have any such hedges in the three months ended September 30, 2017.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Gain (loss) recognized in Accumulated		Gain (loss) reclassified from Accumulated
	Other Comprehensive Income for the three months ended		Other Comprehensive Income for the three months ended		Income statement
	September 30,		September 30,		location
	2018	2017	2018	2017
	(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives - cash flow hedges	$(2)	$—	$1	$—	Operating expenses
Cross currency interest rate derivatives - cash flow hedges	14	—	(14)	—	Interest (expense) income, net
Interest rate derivatives - cash flow hedges	1	—	(2)	—	Interest (expense) income, net

Total	$13	$—	$(15)	$—

During the three months ended September 30, 2018, the amount recognized in the Statement of Operations for the ineffective portion of derivative instruments designated as cash flow hedges was nil, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

As of September 30, 2018, the Company estimates that approximately $4 million of net derivative gains related to its foreign currency derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months on the assumption that there are no changes to the exchange rates and interest rates at September 30, 2018.

Fair value hedges

The Company’s primary interest rate risk arises from its borrowings acquired as a part of the Transaction. Borrowings issued at fixed rates and in U.S. dollars expose new Foxtel to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. As of September 30, 2018, such adjustments decreased the carrying value of borrowings by nil.

The total notional value of the fair value hedges was $72 million (A$100 million) as of September 30, 2018. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.

During the three months ended September 30, 2018, the amount recognized in the Statement of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

Economic (non-designated) hedges

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives not designated as accounting hedges to mitigate foreign currency and interest rate risk. These are referred to as economic hedges. The changes in fair value of economic hedges are immediately recognized in the Statement of Operations. The total notional value of these cross currency interest rate derivatives was $75 million as of September 30, 2018, which relate to the U.S. private placement 2009 debt.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company did not recognize any write-downs on the carrying value of its assets during the three months ended September 30, 2018 or 2017.

Other Fair Value Measurements

As of September 30, 2018, the carrying value of the Company’s outstanding borrowings approximates the fair value and is classified as Level 3 in the fair value hierarchy. As of September 30, 2018, the carrying value of the REA Group Facilities approximates the fair value and is classified as Level 3 in the fair value hierarchy.

NOTE 10. EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended September 30,
	2018	2017
	(in millions, except per share amounts)
Net income	$128	$87
Less: Net income attributable to noncontrolling interests	(27)	(19)

Net income available to News Corporation stockholders	$101	$68

Weighted-average number of shares of common stock outstanding - basic	583.9	582.3
Dilutive effect of equity awards	1.7	1.1

Weighted-average number of shares of common stock outstanding - diluted	585.6	583.4

Net income available to News Corporation stockholders per share - basic	$0.17	$0.12
Net income available to News Corporation stockholders per share - diluted	$0.17	$0.12

NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2018 have not changed significantly from the disclosures included in the 2018 Form 10-K.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The net expense (benefit) related to the U.K. Newspaper Matters in Selling, general and administrative expenses was $2 million and ($43) million for the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $47 million. The amount to be indemnified by 21st Century Fox of approximately $47 million was recorded as a receivable in Other current assets on the Balance Sheet as of September 30, 2018. The net benefit for the three months ended September 30, 2017 reflects a $46 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

For the three months ended September 30, 2018, the Company recorded a tax charge of $50 million on pre-tax income of $178 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering the U.S. statutory federal tax rate to 21%. The reduction of the U.S. corporate tax rate caused us to adjust our U.S. deferred tax assets and liabilities to the lower federal rate of 21% at the fiscal year ended June 30, 2018. The Tax Act added many new provisions, including a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries (“transition tax”), changes to bonus depreciation, limits on deductions for executive compensation and interest expense, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign-derived intangible income. The Company has elected to account for the tax on GILTI and BEAT as a period cost and thus has not adjusted any net deferred tax assets of its foreign subsidiaries for the new tax. However, the Company has considered the potential impact of GILTI and BEAT on its U.S. federal net operating loss (“NOL”) carryforward and determined that the projected tax benefit to be received from its NOL carryforward may be reduced due to these provisions.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with SAB 118, the Company has made reasonable estimates related to (1) the remeasurement of U.S. deferred tax balances for the reduction in the tax rate, (2) the liability for the transition tax and (3) the partial valuation allowance recorded against its federal NOL carryforward due to the impact of the GILTI and BEAT provisions. As a result, the Company recognized a net provisional income tax expense of $237 million associated with these items in the fiscal year ended June 30, 2018. For the three months ended September 30, 2018, the Company has not made any adjustments to the provisional amounts recorded as of June 30, 2018.

Management assesses available evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Based on management’s assessment of available evidence, it has been determined that it is more likely than not that certain deferred tax assets in U.S. Federal, State and foreign jurisdictions may not be realized and therefore, a valuation allowance has been established against those tax assets.

For the three months ended September 30, 2017, the Company recorded a tax charge of $54 million on pre-tax income of $141 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses.

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations by the Internal Revenue Service (“IRS”), various U.S. state and foreign jurisdictions. During the year ended June 30, 2018, the IRS commenced an audit of the Company for the year ended June 30, 2014. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and our liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur. The Company paid gross income taxes of $29 million and $48 million during the three months ended September 30, 2018 and 2017 and received tax refunds of $10 million and nil, respectively.

NOTE 13. SEGMENT INFORMATION

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and the Dow Jones Media Group, which includes Barron’s and MarketWatch, the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires and DJX, and its live journalism events. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun, The Courier Mail and The Advertiser in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a global video advertising marketplace, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•

Subscription Video Services—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and Internet Protocol, or IP, distribution, and consists of (i) its 65% interest in new Foxtel and (ii) Australian News Channel Pty Ltd (“ANC”). The remaining 35% interest in new Foxtel is held by Telstra, an Australian Securities Exchange (“ASX”)-listed telecommunications company. New Foxtel is the largest pay-TV provider in Australia, with over 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news and broadcast rights to live sporting events in Australia including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming.

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

•

Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Chip and Joanna Gaines, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and Hillbilly Elegy.

•

Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.6% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the ASX (ASX: REA). REA Group advertises property and property-related services on its websites and mobile applications across Australia and Asia, including Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au, and property portals in Asia. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.

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

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity losses of affiliates, interest (expense) income, net, other, net, income tax (expense) benefit and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2018	2017
	(in millions)
Revenues:
News and Information Services	$1,248	$1,241
Subscription Video Services	565	145
Book Publishing	418	401
Digital Real Estate Services	293	271
Other	—	—

Total revenues	$2,524	$2,058

Segment EBITDA:
News and Information Services	$116	$74
Subscription Video Services	113	27
Book Publishing	68	48
Digital Real Estate Services	105	95
Other	(44)	4
Depreciation and amortization	(163)	(97)
Impairment and restructuring charges	(18)	(15)
Equity losses of affiliates	(3)	(10)
Interest (expense) income, net	(16)	6
Other, net	20	9

Income before income tax expense	178	141
Income tax expense	(50)	(54)

Net income	$128	$87

	As of September 30, 2018	As of June 30, 2018
	(in millions)
Total assets:
News and Information Services	$5,928	$6,039
Subscription Video Services	4,671	4,738
Book Publishing	2,059	1,898
Digital Real Estate Services	2,219	2,171
Other(a)	1,021	1,107
Investments	390	393

Total assets	$16,288	$16,346

(a)	The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2018	As of June 30, 2018
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,716	$2,730
Subscription Video Services	2,769	2,853
Book Publishing	797	804
Digital Real Estate Services	1,478	1,502

Total Goodwill and intangible assets, net	$7,760	$7,889

NOTE 14. ADDITIONAL FINANCIAL INFORMATION

Receivables, net

Receivables are presented net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. The allowance for doubtful accounts is estimated based on historical experience, receivable aging, current economic trends and specific identification of certain receivables that are at risk of not being collected. As a result of the adoption of ASU 2014-09 the Company has reclassified its sales returns reserve to Other current liabilities.

Receivables, net consist of:

	As of September 30, 2018	As of June 30, 2018
	(in millions)
Receivables	$1,693	$1,829
Allowance for sales returns(a)	—	(171)
Allowance for doubtful accounts	(45)	(46)

Receivables, net	$1,648	$1,612

(a)	As a result of the adoption of the new revenue recognition standard, the Company reclassified the allowance for sales returns from Receivables to Other current liabilities. See Note 2 – Revenue.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of September 30, 2018	As of June 30, 2018
	(in millions)
Royalty advances to authors	$322	$312
Inventory(a)	146	143
Other	429	376

Total Other non-current assets	$897	$831

(a)	Primarily consists of the non-current portion of programming rights.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of September 30, 2018	As of June 30, 2018
	(in millions)
Current tax payable	$16	$17
Allowance for sales returns	196	—
Royalties and commissions payable	201	187
Other	230	168

Total Other current liabilities	$643	$372

Other, net

The following table sets forth the components of Other, net:

	For the three months ended September 30,
	2018	2017
	(in millions)
Remeasurement of equity securities	$15	$—
Gain on sale of cost method investments	—	6
Other, net	5	3

Total Other, net	$20	$9

Supplemental Cash Flow Information

The following table sets forth the Company’s cash paid for taxes and interest:

	For the three months ended September 30,
	2018	2017
	(in millions)
Cash paid for interest	$23	$3
Cash paid for taxes	29	48

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SUBSEQUENT EVENTS

In October 2018, the Company acquired Opcity, Inc. (“Opcity”), a market-leading real estate technology platform that matches qualified home buyers and sellers with real estate professionals in real time. The total transaction value was approximately $210 million, consisting of approximately $182 million in cash, net of $7 million of cash acquired, and approximately $28 million in deferred payments and restricted stock unit awards for Opcity’s founders and qualifying employees, which will be recognized as compensation expense over the three years following the closing. Included in the cash amount is approximately $20 million that will be held back for approximately 18 months after closing. The acquisition will broaden realtor.com®’s lead generation product portfolio, allowing real estate professionals to choose between traditional lead products or a concierge-based model that provides highly vetted, transaction-ready leads. Opcity is a subsidiary of Move, and its results will be included within the Digital Real Estate Services segment. The Company is currently in the process of evaluating the purchase accounting implications, and as a result, disclosures required under ASC 805-10-50-2(h) cannot be made at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document, including the following discussion and analysis contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A in News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 as filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2018 (the “2018 Form 10-K”), and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation and related notes set forth in the 2018 Form 10-K.

INTRODUCTION

News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, subscription video services in Australia, book publishing and digital real estate services.

In April 2018, News Corp and Telstra combined their respective 50% interests in Foxtel and News Corp’s 100% interest in FOX SPORTS Australia into a new company, which the Company refers to as “new Foxtel” (the “Transaction”). Following the completion of the Transaction, News Corp owns a 65% interest in the combined business, with Telstra owning the remaining 35%. Consequently, the Company began consolidating Foxtel in the fourth quarter of fiscal 2018. (See Note 3—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements). The results of the combined business are reported within the Subscription Video Services segment (formerly the Cable Network Programming segment). To enhance the comparability of the financial information provided to users, the Company has supplementally included pro forma financial information for the three months ended September 30, 2017 reflecting the Transaction within its discussion and analysis below.

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business - This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2019 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2018 and 2017. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed. To enhance the comparability of the financial information provided to users, the Company has supplementally included pro forma financial information for the three months ended September 30, 2017 reflecting the Transaction within its discussion and analysis below.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2018 and 2017, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of September 30, 2018.

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

•

Subscription Video Services—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and Internet Protocol, or IP, distribution, and consists of (i) its 65% interest in new Foxtel and (ii) Australian News Channel Pty Ltd (“ANC”). The remaining 35% interest in new Foxtel is held by Telstra, an Australian Securities Exchange (“ASX”)-listed telecommunications company. New Foxtel is the largest pay-TV provider in Australia, with over 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news and broadcast rights to live sporting events in Australia including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming.

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

•

Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 18 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Chip and Joanna Gaines, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and Hillbilly Elegy.

•

Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.6% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the ASX (ASX: REA). REA Group advertises property and property-related services on its websites and mobile applications across Australia and Asia, including Australia’s leading residential and commercial property websites, realestate.com.au and realcommercial.com.au, and property portals in Asia. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.

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

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy Group and costs related to the U.K. Newspaper Matters (as defined in Note 11 to the Consolidated Financial Statements). The Company’s Strategy Group identifies new products and services across its businesses to increase revenues and profitability and targets and assesses potential acquisitions, investments and dispositions.

Other Business Developments

In October 2018, the Company acquired Opcity, Inc. (“Opcity”), a market-leading real estate technology platform that matches qualified home buyers and sellers with real estate professionals in real time. The total transaction value was approximately $210 million, consisting of approximately $182 million in cash, net of $7 million of cash acquired, and approximately $28 million in deferred payments and restricted stock unit awards for Opcity’s founders and qualifying employees, which will be recognized as compensation expense over the three years following the closing. Included in the cash amount is approximately $20 million that will be held back for approximately 18 months after closing. Opcity is a subsidiary of Move, and its results will be included within the Digital Real Estate Services segment.

RESULTS OF OPERATIONS

Results of Operations—For the three months ended September 30, 2018 versus the three months ended September 30, 2017 (as reported)

The following table sets forth the Company’s operating results for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

	For the three months ended September 30,
	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,034	$651	$383	59%
Advertising	664	682	(18)	(3)%
Consumer	400	386	14	4%
Real estate	227	203	24	12%
Other	199	136	63	46%

Total Revenues	2,524	2,058	466	23%
Operating expenses	(1,340)	(1,149)	(191)	(17)%
Selling, general and administrative	(826)	(661)	(165)	(25)%
Depreciation and amortization	(163)	(97)	(66)	(68)%
Impairment and restructuring charges	(18)	(15)	(3)	(20)%
Equity losses of affiliates	(3)	(10)	7	70%
Interest (expense) income, net	(16)	6	(22)	**
Other, net	20	9	11	**

Income before income tax expense	178	141	37	26%
Income tax expense	(50)	(54)	4	7%

Net income	128	87	41	47%
Less: Net income attributable to noncontrolling interests	(27)	(19)	(8)	(42)%

Net income attributable to News Corporation	$101	$68	$33	49%

**	not meaningful

Revenues—Revenues increased $466 million, or 23%, for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018. The revenue increase for the three months ended September 30, 2018 was primarily due to higher revenues at the Subscription Video Services segment of $420 million resulting in large part from the Transaction, which contributed $425 million to the increase. The Revenue increase was also attributable to higher revenues of $22 million at the Digital Real Estate Services segment, mainly due to increased revenues at both REA Group and Move, and $17 million at the Book Publishing segment as a result of higher sales primarily in the general books, Christian and Children’s categories, partially offset by the impact of the adoption of the new revenue recognition standard.

The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $49 million for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying the results for each quarter in the current period by the difference between the average exchange rate for that quarter and the average exchange rate in effect during the corresponding quarter of the prior year and totaling the impact for all quarters in the current period.

Operating Expenses—Operating expenses increased $191 million, or 17%, for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018. The increase in Operating expenses for the three months ended September 30, 2018 was mainly due to higher operating expenses at the Subscription Video Services segment of $217 million primarily resulting from the Transaction. The increase was offset by lower operating expenses at the News and Information Services segment of $23 million for the three months ended September 30, 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $17 million for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018.

Selling, general and administrative expenses—Selling, general and administrative expenses increased $165 million, or 25%, for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018. The increase in Selling, general and administrative expenses for the three months ended September 30, 2018 was primarily due to higher expenses of $117 million at the Subscription Video Services segment, primarily as a result of the Transaction, and the absence of the $46 million impact from the reversal of a portion of the previously accrued liability for the U.K. Newspaper Matters and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes in the first quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $21 million for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018.

Depreciation and amortization—Depreciation and amortization expense increased $66 million, or 68%, for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018, primarily as a result of an additional $68 million of depreciation and amortization expense due to the Transaction.

Impairment and restructuring charges—During the three months ended September 30, 2018 and 2017, the Company recorded restructuring charges of $18 million and $15 million, respectively. See Note 4—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.

Equity losses of affiliates—Equity losses of affiliates improved $7 million for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018. The decrease in losses for the three months ended September 30, 2018 was primarily due to the consolidation of the results of Foxtel in the fourth quarter of fiscal 2018.

	For the three months ended September 30,
	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)
Foxtel(a)	$—	$(5)	$5	**
Other equity affiliates, net(b)	(3)	(5)	2	40%

Total Equity losses of affiliates	$(3)	$(10)	$7	70%

**	not meaningful

(a)	The Company began consolidating the results of Foxtel in the fourth quarter of fiscal 2018 as a result of the Transaction. See Note 5—Investments in the accompanying Consolidated Financial Statements.

In accordance with ASC 350, “Intangibles—Goodwill and Other”, the Company amortized $17 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three months ended September 30, 2017. Such amortization is reflected in Equity losses of affiliates in the Statement of Operations.

(b)	Other equity affiliates, net for the three months ended September 30, 2018 and 2017 include losses primarily from the Company’s interest in Elara.

Interest (expense) income, net—Interest (expense) income, net was ($16) million as compared to $6 million in the corresponding period of fiscal 2018 primarily due to higher interest expense as a result of the Transaction. As a result of the Transaction, the Company consolidated outstanding debt of approximately $1.8 billion. See Note 6 —Borrowings in the accompanying Consolidated Financial Statements.

Other, net—Other, net increased $11 million for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018. See Note 14—Additional Financial Information in the accompanying Consolidated Financial Statements.

Income tax expense—For the three months ended September 30, 2018, the Company recorded a tax charge of $50 million on pre-tax income of $178 million resulting in an effective tax rate that was higher than the U.S. statutory rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the three months ended September 30, 2017, the Company recorded a tax charge of $54 million on pre-tax income of $141 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses.

Management assesses available evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Based on management’s assessment of available evidence, it has been determined that it is more likely than not that certain deferred tax assets in U.S. Federal, State and foreign jurisdictions may not be realized and therefore, a valuation allowance has been established against those tax assets.

Net income—Net income increased by $41 million for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018 primarily due to higher Total Segment EBITDA, partially offset by higher Depreciation and amortization and Interest expense.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $8 million for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018 primarily due to the non-controlling interest of new Foxtel and higher results at REA Group.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity losses of affiliates, interest (expense) income, net, other, net, income tax (expense) benefit and net income attributable to noncontrolling interests. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of Total Segment EBITDA provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as impairment and restructuring charges and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures and changes in tax positions or regimes, the Company provides users of its consolidated financial statements with insight into both its core operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its core business. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the core operating results of the Company across different periods. The following table reconciles Net income to Total Segment EBITDA for the three months ended September 30, 2018 and 2017:

	For the three months ended September 30,
	2018	2017
(in millions)
Net income	$128	$87
Add:
Income tax expense	50	54
Other, net	(20)	(9)
Interest expense (income), net	16	(6)
Equity losses of affiliates	3	10
Impairment and restructuring charges	18	15
Depreciation and amortization	163	97

Total Segment EBITDA	$358	$248

	For the three months ended September 30,
	2018		2017
		Segment		Segment
(in millions)	Revenues	EBITDA	Revenues	EBITDA
News and Information Services	$1,248	$116	$1,241	$74
Subscription Video Services	565	113	145	27
Book Publishing	418	68	401	48
Digital Real Estate Services	293	105	271	95
Other	—	(44)	—	4

Total	$2,524	$358	$2,058	$248

News and Information Services (49% and 60% of the Company’s consolidated revenues in the three months ended September 30, 2018 and 2017, respectively)

	For the three months ended September 30,
	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$529	$521	$8	2%
Advertising	576	620	(44)	(7)%
Other	143	100	43	43%

Total revenues	1,248	1,241	7	1%
Operating expenses	(709)	(732)	23	3%
Selling, general and administrative	(423)	(435)	12	3%

Segment EBITDA	$116	$74	$42	57%

Revenues at the News and Information Services segment increased $7 million, or 1%, for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018. The revenue increase was primarily due to higher other revenues of $43 million mainly due to the net impact of the benefit related to the exit of the partnership for Sun Bets of $48 million. Circulation and subscription revenues increased $8 million as compared to the corresponding period of fiscal 2018, mainly due to cover price and subscription price increases and digital subscriber growth, primarily at The Wall Street Journal and in Australia. These increases were partially offset by lower single-copy sales in the U.K., primarily at The Sun, and in Australia and the $10 million negative impact of foreign currency fluctuations. Advertising revenues for the three months ended September 30, 2018 decreased $44 million as compared to the corresponding period of fiscal 2018 primarily due to weakness in the print advertising market in Australia and the U.K., the $15 million negative impact of foreign currency fluctuations and lower revenues at News America Marketing of $13 million, partially offset by digital advertising growth, primarily in Australia. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $28 million for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018.

Segment EBITDA at the News and Information Services segment increased $42 million, or 57%, for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018. The increase was mainly due to the benefit related to the exit of the partnership for Sun Bets.

Dow Jones

Revenues were $362 million for the three months ended September 30, 2018, an increase of $12 million, or 3%, as compared to revenues of $350 million in the corresponding period of fiscal 2018. Circulation and subscription revenues increased $15 million, primarily due to the $13 million impact from digital subscriber growth and digital subscription price increases at The Wall Street Journal. Advertising revenues were relatively flat. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $1 million for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018.

News Corp Australia

Revenues at the Australian newspapers were $309 million for the three months ended September 30, 2018, a decrease of $23 million, or 7%, compared to revenues of $332 million in the corresponding period of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $25 million, or 8%, for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018. Advertising revenues decreased $21 million, primarily due to the $15 million impact of weakness in the print advertising market and the $14 million negative impact of foreign currency fluctuations, partially offset by the $7 million increase due to digital advertising growth. Circulation and subscription revenues were relatively flat.

News UK

Revenues were $286 million for the three months ended September 30, 2018, an increase of $31 million, or 12%, as compared to revenues of $255 million in the corresponding period of fiscal 2018. The increase was due to the net impact of the benefit related to the exit of the partnership for Sun Bets of $48 million. Advertising revenues decreased $7 million, primarily due to the weakness in the print advertising market. Circulation and subscription revenues decreased $5 million, primarily due to single-copy volume declines, mainly at The Sun, partially offset by the impact of cover price increases across mastheads. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $1 million for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018.

News America Marketing

Revenues at News America Marketing were $221 million for the three months ended September 30, 2018, a decrease of $13 million, or 6%, as compared to revenues of $234 million in the corresponding period of fiscal 2018. The decrease was primarily related to $18 million of lower home delivered revenues, which include free-standing insert products, mainly due to lower volume.

Subscription Video Services (22% and 7% of the Company’s consolidated revenues in the three months ended September 30, 2018 and 2017, respectively)

	For the three months ended September 30,
	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$491	$116	$375	**
Advertising	57	26	31	**
Other	17	3	14	**

Total revenues	565	145	420	**
Operating expenses	(324)	(107)	(217)	**
Selling, general and administrative	(128)	(11)	(117)	**

Segment EBITDA	$113	$27	$86	**

** not meaningful

For the three months ended September 30, 2018, revenues at the Subscription Video Services segment increased $420 million and Segment EBITDA increased $86 million as compared to the corresponding period of fiscal 2018. The revenue and Segment EBITDA increases for the three months ended September 30, 2018 were primarily due to the Transaction, which contributed $425 million of revenue and $86 million of Segment EBITDA during the three months ended September 30, 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $4 million for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018. See “Results of Operations—The three months ended September 30, 2018 (as reported) versus the three months ended September 30, 2017 (pro forma)” below for additional details.

Book Publishing (17% and 20% of the Company’s consolidated revenues in the three months ended September 30, 2018 and 2017, respectively)

	For the three months ended September 30,
	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$400	$386	$14	4%
Other	18	15	3	20%

Total revenues	418	401	17	4%
Operating expenses	(275)	(277)	2	1%
Selling, general and administrative	(75)	(76)	1	1%

Segment EBITDA	$68	$48	$20	42%

For the three months ended September 30, 2018, revenues at the Book Publishing segment increased $17 million, or 4%, as compared to the corresponding period of fiscal 2018. The increase was primarily due to strong sales in the general books category, including the continued success of The Subtle Art Of Not Giving A F*ck by Mark Manson and The Other Woman by Daniel Silva, as well as in the Christian publishing category, including Girl Wash Your Face by Rachel Hollis, and in the children’s books category with The Hate U Give by Angie Thomas. These increases were partially offset by the $12 million impact of the adoption of the new revenue recognition standard and the $3 million negative impact of foreign currency fluctuations. Digital sales represented approximately 22% of Consumer revenues during the three months ended September 30, 2018. Digital sales increased approximately 12% as compared to the corresponding period of fiscal 2018 primarily due to growth in downloadable audio books.

For the three months ended September 30, 2018, Segment EBITDA at the Book Publishing segment increased $20 million, or 42%, as compared to the corresponding period of fiscal 2018. The increase was primarily due to the higher revenues discussed above and the mix of titles.

Digital Real Estate Services (12% and 13% of the Company’s consolidated revenues in the three months ended September 30, 2018 and 2017, respectively)

	For the three months ended September 30,
	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$14	$14	$—	—
Advertising	31	36	(5)	(14)%
Real estate	227	203	24	12%
Other	21	18	3	17%

Total revenues	293	271	22	8%
Operating expenses	(35)	(33)	(2)	(6)%
Selling, general and administrative	(153)	(143)	(10)	(7)%

Segment EBITDA	$105	$95	$10	11%

For the three months ended September 30, 2018, revenues at the Digital Real Estate Services segment increased $22 million, or 8%, as compared to the corresponding period of fiscal 2018. At REA Group, revenues increased $15 million, or 9%, to $173 million for the three months ended September 30, 2018 from $158 million in the corresponding period of fiscal 2018. The higher revenues were primarily due to an increase in Australian residential depth revenue driven by favorable product mix and price increases as well as the acquisitions of Smartline and Hometrack Australia, partially offset by the $14 million negative impact of foreign currency fluctuations. Revenues at Move increased $11 million, or 10%, to $118 million for the three months ended September 30, 2018 from $107 million in the corresponding period of fiscal 2018 primarily due to an increase in ConnectionsSM for Buyers product revenues driven by growth in leads and customers and higher yield.

For the three months ended September 30, 2018, Segment EBITDA at the Digital Real Estate Services segment increased $10 million, or 11%, as compared to the corresponding period of fiscal 2018. The increase in Segment EBITDA was primarily the result of the higher revenues noted above which were partially offset by $9 million in higher costs associated with higher revenues and $6 million of higher marketing costs, primarily at Move, to drive audience growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA decrease of $8 million for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018.

Results of Operations—For the three months ended September 30, 2018 (as reported) versus the three months ended September 30, 2017 (pro forma)

The following supplemental unaudited pro forma information for the three months ended September 30, 2017 reflects the Company’s results of operations as if the Transaction had occurred on July 1, 2016. The Company believes that the presentation of this supplemental information enhances comparability across the reporting periods. The information was prepared in accordance with Article 11 of Regulation S-X and is based on historical results of operations of News Corp and Foxtel, adjusted for the effect of Transaction-related accounting adjustments, as described below. Pro forma adjustments were based on available information and assumptions regarding impacts that are directly attributable to the Transaction, are factually supportable, and are expected to have a continuing impact on the combined results. In addition, the pro forma information is provided for supplemental and informational purposes only, and is not necessarily indicative of what the Company’s results of operations would have been, or the Company’s future results of operations, had the Transaction actually occurred on the date indicated. As only the financial results for the Subscription Video Services segment were adjusted due to the presentation of this pro forma supplemental information, the Company is only providing a supplemental analysis for this segment in the “Segment Analysis (pro forma)” below. The unaudited pro forma information should be read in conjunction with other sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report.

	Pro Forma (unaudited)
	For the three months ended September 30, 2017
	News Corp Historical(a)	Foxtel Historical(b)	Transaction Adjustments		Pro Forma
(in millions, except per share amounts)
Revenues:
Circulation and subscription	$651	$574	$(98	)(c)(d)	$1,127
Advertising	682	49	—		731
Consumer	386	—	—		386
Real estate	203	—	—		203
Other	136	10	—		146

Total Revenues	2,058	633	(98)		2,593
Operating expenses	(1,149)	(394)	102	(c)(e)	(1,441)
Selling, general and administrative	(661)	(117)	1	(f)	(777)
Depreciation and amortization	(97)	(59)	(10	)(g)(h)(i)	(166)
Impairment and restructuring charges	(15)	(3)	—		(18)
Equity losses of affiliates	(10)	3	5	(j)	(2)
Interest income (expense), net	6	(32)	—		(26)
Other, net	9	(1)	—		8

Income before income tax expense	141	30	—		171
Income tax expense	(54)	(6)	3	(k)	(57)

Net income	87	24	3		114
Less: Net income attributable to noncontrolling interests	(19)	—	(14	)(l)	(33)

Net income attributable to News Corporation	$68	$24	$(11)		$81

Basic and diluted earnings per share:
Net income available to News Corporation stockholders per share	$0.12				$0.14

Notes to the unaudited pro forma statements:

(a)

Reflects the historical results of operations of News Corporation. As the acquisition of a controlling interest in Foxtel was completed on April 3, 2018, Foxtel is reflected in our historical Statement of Operations from April 3, 2018 onwards.

(b)

Reflects the historical results of operations of Foxtel to the date of the Transaction. From April 3, 2018 onwards, Foxtel is included in the historical results of operations of News Corporation. The Statement of Operations of Foxtel are derived from its historical financial statement for the three months ended September 30, 2017. The Statement of Operations for the three months ended September 30, 2017 reflects Foxtel’s Statement of Operations on a U.S. GAAP basis and translated from Australian dollars to U.S. dollars, the reporting currency of the combined group, using the quarterly average rate for the period presented. Additionally, certain balances within Foxtel’s historical financial information were reclassified to be consistent with the Company’s presentation.

(c)	Represents the impact of eliminating transactions between Foxtel and the consolidated subsidiaries of News Corporation, which would be eliminated upon consolidation as a result of the Transaction.
(d)

Reflects the reversal of revenue recognized in Foxtel’s historical Statement of Operations resulting from the fair value adjustment of Foxtel’s historical deferred installation revenue in the preliminary purchase price allocation for the Transaction.

(e)

Reflects the adjustment to amortization of program inventory recognized in Foxtel’s historical Statement of Operations related to the fair value adjustment of Foxtel’s historical program inventory in the preliminary purchase price allocation.

(f)

Reflects the removal of transaction expenses directly related to the Transaction that are included in News Corp’s historical Statement of Operations for the three months ended September 30, 2017. These costs are considered to be non-recurring in nature, and as such, have been excluded from the pro forma Statement of Operations.

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

(i)

Reflects the reversal of amortization expense included in News Corp’s historical Statement of Operations from the Company’s settlement of its pre-existing contractual arrangement between Foxtel and FOX SPORTS Australia, which resulted in a write-off of its channel distribution agreement intangible asset at the time of the Transaction.

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

(k)

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

(l)	Represents the adjustment, as a result of the Transaction, to reflect the noncontrolling interest of the combined company on a pro forma basis.

The following table sets forth the Company’s unaudited operating results for the three months ended September 30, 2018 and its unaudited pro forma operating results for the three months ended September 30, 2017.

	For the three months ended September 30,
	2018	2017	Change	% Change
(in millions, except %)	As reported	Pro forma	Better/(Worse)
Revenues:
Circulation and subscription	$1,034	$1,127	$(93)	(8)%
Advertising	664	731	(67)	(9)%
Consumer	400	386	14	4%
Real estate	227	203	24	12%
Other	199	146	53	36%

Total Revenues	2,524	2,593	(69)	(3)%
Operating expenses	(1,340)	(1,441)	101	7%
Selling, general and administrative	(826)	(777)	(49)	(6)%
Depreciation and amortization	(163)	(166)	3	2%
Impairment and restructuring charges	(18)	(18)	—	—
Equity losses of affiliates	(3)	(2)	(1)	(50)%
Interest (expense) income, net	(16)	(26)	10	38%
Other, net	20	8	12	**

Income before income tax expense	178	171	7	4%
Income tax expense	(50)	(57)	7	12%

Net income	128	114	14	12%
Less: Net income attributable to noncontrolling interests	(27)	(33)	6	18%

Net income attributable to News Corporation	$101	$81	$20	25%

**	not meaningful

Revenues (pro forma)—Revenues decreased $69 million, or 3%, for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018. The Revenue decrease was attributable to a $115 million decrease in the Subscription Video Services segment primarily resulting from lower subscription revenues due to subscriber mix, lower advertising revenues and the $45 million negative impact of foreign currency fluctuations. The revenue decrease was partially offset by higher revenues of $22 million at the Digital Real Estate Services segment, mainly due to increased revenues at both REA Group and Move, and $17 million at the Book Publishing segment as a result of higher sales primarily in the general books category, partially offset by the impact of the adoption of the new revenue recognition standard. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $90 million for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018.

Operating expenses (pro forma)—Operating expenses decreased $101 million, or 7%, for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018. The decrease in Operating expenses for the three months ended September 30, 2018 was mainly due to lower operating expenses at the Subscription Video Services segment of $75 million primarily resulting from lower non-sports programming and pay-per-view costs and the $26 million impact of foreign currency fluctuations. The decrease was also driven by lower operating expenses at the News and Information Services segment of $23 million for the three months ended September 30, 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $42 million for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018.

Selling, general and administrative expenses (pro forma)—Selling, general and administrative expenses increased $49 million, or 6%, for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018. The increase in Selling, general and administrative expenses was primarily due to the absence of the $46 million impact from the reversal of a portion of the previously accrued liability for the U.K. Newspaper Matters and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes in the first quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $29 million for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018.

Depreciation and amortization (pro forma)—Depreciation and amortization expense decreased $3 million, or 2%, for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $6 million for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018.

Impairment and restructuring charges (pro forma)—During the three months ended September 30, 2018 and 2017, the Company recorded restructuring charges of $18 million primarily related to employee termination benefits in the News and Information Services segment.

Equity losses of affiliates (pro forma)—Equity losses of affiliates were higher by $1 million for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018.

Interest (expense) income, net (pro forma)—Interest (expense) income, net was ($16) million as compared to ($6) million in the corresponding period of fiscal 2018 primarily due to lower interest expense from the repayment of the Foxtel shareholder note in the first quarter of fiscal 2018.

Other, net (pro forma)—Other, net increased $12 million for the three months ended September 30, 2018, as compared to the corresponding period of fiscal 2018, primarily due to the remeasurement of equity securities in accordance with the adoption of ASU 2016-01.

Income tax (expense) benefit (pro forma)—The Company’s income tax expense and effective tax rate for the three months ended September 30, 2018 were $50 million and 28%, respectively, as compared to an income tax expense and effective tax rate of $57 million and 33%, respectively, for the corresponding period of fiscal 2018.

For the three months ended September 30, 2018, the Company recorded a tax expense of $50 million on pre-tax income of $178 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the three months ended September 30, 2017, the Company recorded a tax expense of $57 million on pre-tax income of $171 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses.

Net income (pro forma)—Net income increased $14 million for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018, primarily due to lower Interest expense and higher Other, net, partially offset by lower Total Segment EBITDA.

Net income attributable to noncontrolling interests (pro forma)—Net income attributable to noncontrolling interests decreased by $6 million for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018, primarily due to lower performance at new Foxtel, partially offset by increased performance at REA Group.

Segment Analysis (pro forma)

The following table reconciles unaudited reported and pro forma Net income to unaudited reported and pro forma Total Segment EBITDA for the three months ended September 30, 2018 and 2017, respectively:

	For the three months ended September 30,
	2018	2017
(in millions)	As reported	Pro forma
Net income	$128	$114
Add:
Income tax expense	50	57
Other, net	(20)	(8)
Interest expense (income), net	16	26
Equity losses of affiliates	3	2
Impairment and restructuring charges	18	18
Depreciation and amortization	163	166

Total Segment EBITDA	$358	$375

	For the three months ended September 30,
	2018		2017
	As reported		Pro forma
		Segment		Segment
(in millions)	Revenues	EBITDA	Revenues	EBITDA
News and Information Services	$1,248	$116	$1,241	$74
Subscription Video Services	565	113	680	154
Book Publishing	418	68	401	48
Digital Real Estate Services	293	105	271	95
Other	—	(44)	—	4

Total	$2,524	$358	$2,593	$375

Subscription Video Services (pro forma) (22% and 26% of the Company’s consolidated revenues in the three months ended September 30, 2018 and 2017, respectively)

	For the three months ended September 30,
	2018	2017	Change	% Change
(in millions, except %)	As reported	Pro forma	Better/(Worse)
Revenues:
Circulation and subscription	$491	$592	$(101)	(17)%
Advertising	57	75	(18)	(24)%
Other	17	13	4	31%

Total Revenues	565	680	(115)	(17)%
Operating expenses	(324)	(399)	75	19%
Selling, general and administrative	(128)	(127)	(1)	(1)%

Segment EBITDA	$113	$154	$(41)	(27)%

For the three months ended September 30, 2018, revenues at the Subscription Video Services segment decreased $115 million as compared to the corresponding period of fiscal 2018. The revenue decrease was primarily due to lower subscription revenues resulting from subscriber mix, lower advertising revenues, lower contribution from pay-per-view and the $45 million negative impact of foreign currency fluctuations.

For the three months ended September 30, 2018, Segment EBITDA at the Subscription Video Services segment decreased $41 million, or 27%, as compared to the corresponding period of fiscal 2018. The decrease in Segment EBITDA was primarily due to the lower revenues discussed above and the negative impact of foreign exchange currency fluctuations of $10 million, partially offset by lower non-sports programming and pay-per-view costs.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of September 30, 2018, the Company’s cash and cash equivalents were $1,886 million. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future, including repayment of indebtedness. The Company also has available borrowing capacity under the Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit rating or absence of a credit rating and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the current state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for further discussion.

As of September 30, 2018, the Company’s consolidated assets included $835 million in cash and cash equivalents that were held by its foreign subsidiaries. $63 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company. The Tax Act was enacted on December 22, 2017. As part of the transition to the new partial territorial tax system, the Tax Act imposes a one-time tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries. It is estimated that the deemed repatriation tax will be approximately $26 million, which was recorded to income tax expense in fiscal 2018. The estimate may change, possibly materially, due to among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act.

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

Issuer Purchases of Equity Securities

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the three months ended September 30, 2018. Through November 2, 2018, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of November 2, 2018 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In August 2018, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 17, 2018 to stockholders of record at the close of business on September 12, 2018. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

Sources and Uses of Cash—For the three months ended September 30, 2018 versus the three months ended September 30, 2017

Net cash provided by (used in) operating activities for the three months ended September 30, 2018 and 2017 was as follows (in millions):

For the three months ended September 30,	2018	2017
Net cash provided by (used in) operating activities	$113	$(4)

Net cash provided by (used in) operating activities increased by $117 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was primarily due to higher Total Segment EBITDA.

Net cash used in investing activities for the three months ended September 30, 2018 and 2017 was as follows (in millions):

For the three months ended September 30,	2018	2017
Net cash used in investing activities	$(121)	$(121)

Net cash used in investing activities was $121 million for the three months ended September 30, 2018 and 2017.

During the three months ended September 30, 2018, the Company used $133 million of cash for capital expenditures of which $69 million related to new Foxtel. During the three months ended September 30, 2017, the Company used $62 million for capital expenditures and $54 million of cash for acquisitions, primarily for the acquisition of Smartline.

Net cash used in financing activities for the three months ended September 30, 2018 and 2017 was as follows (in millions):

For the three months ended September 30,	2018	2017
Net cash used in financing activities	$(124)	$(31)

The Company had net cash used in financing activities of $124 million for the three months ended September 30, 2018 as compared to net cash used in financing activities of $31 million for the three months ended September 30, 2017. The increase primarily relates to the repayment of borrowings of $192 million, mainly related to new Foxtel and the redemption of the Company’s redeemable preferred stock of $20 million partially offset by new borrowings by new Foxtel of $131 million.

Reconciliation of Free Cash Flow Available to News Corporation

Free cash flow available to News Corporation is a non-GAAP financial measure defined as net cash provided by operating activities, less capital expenditures (“free cash flow”), less REA Group free cash flow, plus cash dividends received from REA Group. Free cash flow available to News Corporation should be considered in addition to, not as a substitute for, cash flows from operations and other measures of financial performance reported in accordance with GAAP. Free cash flow available to News Corporation may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of free cash flow.

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

The following table presents a reconciliation of net cash provided by (used in) operating activities to free cash flow available to News Corporation:

	For the three months ended September 30,
	2018	2017
	(in millions)
Net cash provided by (used in) operating activities	$113	$(4)
Less: Capital expenditures	(133)	(62)

	(20)	(66)
Less: REA Group free cash flow	(38)	(27)
Plus: Cash dividends received from REA Group	37	33

Free cash flow available to News Corporation	$(21)	$(60)

Free cash flow available to News Corporation improved by $39 million in the three months ended September 30, 2018 to ($21) million from ($60) million in the corresponding period of fiscal 2018, primarily due to higher cash provided by operating activities as discussed above, partially offset by higher capital expenditures.

Borrowings

As of September 30, 2018, the Company had total borrowings of $1.9 billion, including the current portion. The Company’s borrowings as of such date reflect $1.55 billion of outstanding debt incurred by certain subsidiaries of new Foxtel (together with new Foxtel, the “Foxtel Group”) that the Company consolidated upon completion of the Transaction. The Foxtel Group debt includes U.S. private placement senior unsecured notes and drawn amounts under its revolving credit facilities, with maturities ranging from 2019 to 2024. Approximately $447 million and $541 million aggregate principal amount outstanding will mature during fiscal 2019 and 2020, respectively, and the Company expects to fund these debt repayments primarily with new borrowings. The Foxtel Group’s borrowings are guaranteed by certain members of the Foxtel Group. In accordance with ASC 805, these debt instruments were recorded at fair value as of the Transaction date. During the first quarter of fiscal 2019, the Foxtel Group had repayments of $190 million and borrowings of $131 million under its working capital facility.

The Company’s borrowings as of September 30, 2018 also reflect the indebtedness of REA Group. The second tranche of its A$480 million unsecured revolving loan facility of approximately $86 million (A$120 million) will mature in December 2018, and the Company expects REA Group to fund this debt repayment primarily with cash on hand.

The Company has additional borrowing capacity under its unsecured $650 million revolving credit facility (the “Facility”), which can be increased up to a maximum amount of $900 million at the Company’s request. The lenders’ commitments to make the Facility available terminate on October 23, 2020, provided the Company may request that the commitments be extended under certain circumstances for up to two additional one-year periods. As of the date of this filing, the Company has not borrowed any funds under the Facility. In addition, the Company has $251 million of undrawn commitments under Foxtel Group’s revolving credit facilities.

The Company’s borrowings contains customary representations, covenants, and events of default. The Company was in compliance with all such covenants at September 30, 2018.

See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including certain information about interest rates and maturities related to such debt arrangements.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2018 have not changed significantly from the disclosures included in the 2018 Form 10-K.

Contingencies

The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed in Note 11 to the Consolidated Financial Statements. The outcome of these matters and claims is subject to significant uncertainty, and the Company often cannot predict what the eventual outcome of pending matters will be or the timing of the ultimate resolution of these matters. Fees, expenses, fines, penalties, judgments or settlement costs which might be incurred by the Company in connection with the various proceedings could adversely affect its results of operations and financial condition.

The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. See Note 11 – Commitments and Contingencies in the accompanying Consolidated Financial Statements.

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

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to the discussion set forth under “Legal Proceedings” in the Company’s 2018 Form 10-K.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017 (unaudited); (ii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2018 and 2017 (unaudited); (iii) Consolidated Balance Sheets as of September 30, 2018 (unaudited) and June 30, 2018 (audited); (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Susan Panuccio
Susan Panuccio
Chief Financial Officer

Date: November 8, 2018