Form 10-Q
period 2018-12-31
NEWS CORP
filed 2019-02-08
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

As of February 1, 2019, 385,325,489 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended		For the six months ended
		December 31,		December 31,
	Notes	2018	2017	2018	2017
Revenues:
Circulation and subscription		$1,029	$637	$2,063	$1,288
Advertising		718	717	1,382	1,399
Consumer		478	453	878	839
Real estate		248	222	475	425
Other		154	151	353	287

Total Revenues	2	2,627	2,180	5,151	4,238
Operating expenses		(1,484)	(1,139)	(2,824)	(2,288)
Selling, general and administrative		(773)	(713)	(1,599)	(1,374)
Depreciation and amortization		(163)	(100)	(326)	(197)
Impairment and restructuring charges	4	(19)	(12)	(37)	(27)
Equity losses of affiliates	5	(6)	(18)	(9)	(28)
Interest (expense) income, net		(15)	1	(31)	7
Other, net	14	7	(30)	27	(21)

Income before income tax expense		174	169	352	310
Income tax expense	12	(55)	(235)	(105)	(289)

Net income (loss)		119	(66)	247	21
Less: Net income attributable to noncontrolling interests		(24)	(17)	(51)	(36)

Net income (loss) attributable to News Corporation stockholders		$95	$(83)	$196	$(15)

Net income (loss) available to News Corporation stockholders per share:	10
Basic		$0.16	$(0.14)	$0.34	$(0.03)
Diluted		$0.16	$(0.14)	$0.33	$(0.03)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited; millions)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income (loss)	$119	$(66)	$247	$21
Other comprehensive (loss) income:
Foreign currency translation adjustments	(147)	—	(257)	134
Net change in the fair value of cash flow hedges(a)	5	—	7	—
Unrealized holding gains on securities, net(b)	—	18	—	5
Benefit plan adjustments, net(c)	8	1	13	(5)
Share of other comprehensive income from equity affiliates, net(d)	—	—	—	1

Other comprehensive (loss) income	(134)	19	(237)	135

Comprehensive (loss) income	(15)	(47)	10	156
Less: Net income attributable to noncontrolling interests	(24)	(17)	(51)	(36)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	28	1	56	(3)

Comprehensive (loss) income attributable to News Corporation stockholders	$(11)	$(63)	$15	$117

(a)	Net of income tax expense of nil and $1 million for the three and six months ended December 31, 2018, respectively.
(b)	Net of income tax expense of $8 million and $2 million for the three and six months ended December 31, 2017, respectively.
(c)

Net of income tax expense of $2 million and nil for the three months ended December 31, 2018 and 2017, respectively, and income tax expense (benefit) of $3 million and ($2) million for the six months ended December 31, 2018 and 2017, respectively.

(d)	Net of income tax expense of nil for the three and six months ended December 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

		As of	As of
	Notes	December 31, 2018	June 30, 2018
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,618	$2,034
Receivables, net	14	1,853	1,612
Inventory, net		400	376
Other current assets		558	372

Total current assets		4,429	4,394

Non-current assets:
Investments	5	345	393
Property, plant and equipment, net		2,517	2,560
Intangible assets, net		2,571	2,671
Goodwill		5,225	5,218
Deferred income tax assets	12	228	279
Other non-current assets	14	912	831

Total assets		$16,227	$16,346

Liabilities and Equity:
Current liabilities:
Accounts payable		$625	$605
Accrued expenses		1,243	1,340
Deferred revenue	2	430	516
Current borrowings	6	744	462
Other current liabilities	14	670	372

Total current liabilities		3,712	3,295

Non-current liabilities:
Borrowings	6	936	1,490
Retirement benefit obligations		237	245
Deferred income tax liabilities	12	384	389
Other non-current liabilities		524	430
Commitments and contingencies	11
Redeemable preferred stock	7	—	20
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,271	12,322
Accumulated deficit		(1,937)	(2,163)
Accumulated other comprehensive loss		(1,076)	(874)

Total News Corporation stockholders’ equity		9,264	9,291
Noncontrolling interests		1,170	1,186

Total equity	8	10,434	10,477

Total liabilities and equity		$16,227	$16,346

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 385,259,814 and 383,385,353 shares issued and outstanding, net of 27,368,413 treasury shares at par at December 31, 2018 and June 30, 2018, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at December 31, 2018 and June 30, 2018, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the six months ended
		December 31,
	Notes	2018	2017
Operating activities:
Net income		$247	$21
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization		326	197
Equity losses of affiliates	5	9	28
Cash distributions received from affiliates		27	1
Other, net	14	(27)	21
Deferred income taxes and taxes payable	12	40	200
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(140)	(73)
Inventories, net		(43)	(8)
Accounts payable and other liabilities		(81)	(183)

Net cash provided by operating activities		358	204

Investing activities:
Capital expenditures		(264)	(128)
Acquisitions, net of cash acquired		(185)	(53)
Investments in equity affiliates and other		(13)	(33)
Proceeds from property, plant and equipment and other asset dispositions		37	15
Other, net		16	23

Net cash used in investing activities		(409)	(176)

Financing activities:
Borrowings	6	263	—
Repayment of borrowings	6	(470)	(93)
Dividends paid		(81)	(80)
Other, net		(45)	(29)

Net cash used in financing activities		(333)	(202)

Net decrease in cash and cash equivalents		(384)	(174)
Cash and cash equivalents, beginning of period		2,034	2,016
Exchange movement on opening cash balance		(32)	14

Cash and cash equivalents, end of period		$1,618	$1,856

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, in the first quarter of fiscal 2019, the Company reclassified Conference Sponsorship revenues at its Dow Jones reporting unit and Merchandising revenues at News America Marketing from Other revenues to Advertising revenues as the Company believes that the reclassification more accurately reflects the nature of those revenue streams. These revenue reclassifications totaled $15 million and $27 million for the three and six months ended December 31, 2017, respectively, and $57 million for the fiscal year ended June 30, 2018.

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2019 and fiscal 2018 include 52 weeks. All references to the three and six months ended December 31, 2018 and 2017 relate to the three and six months ended December 30, 2018 and December 31, 2017, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of December 31.

Recently Issued Accounting Pronouncements

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amended the FASB Accounting Standards Codification by creating Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). ASU 2014-09 removes inconsistencies and differences in existing revenue recognition requirements between GAAP and International Financial Reporting Standards and requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on a modified retrospective basis as of July 1, 2018. As a result, the Company recorded a $20 million decrease to Accumulated deficit as of July 1, 2018 to reflect the cumulative impact of its adoption of ASC 606. See Note 2—Revenues.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company adopted the guidance on a cumulative-effect basis for its investments with readily determinable fair values effective July 1, 2018. In accordance with ASU 2016-01, the cumulative net unrealized gains (losses) for these investments contained within Accumulated other comprehensive loss were reclassified through Accumulated deficit as of July 1, 2018, and the Company recorded a $22 million decrease to Accumulated deficit. The Company has elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer; there was no financial statement impact upon adoption for these investments. See Note 5—Investments and Note 14—Additional Financial Information.

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit/cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 allows for a practical expedient that permits a company to use the amounts disclosed in its pension and other postretirement benefit plans note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. ASU 2017-07 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company adopted ASU 2017-07 utilizing the practical expedient. The other components of net periodic benefit/cost are included in Other, net in the Statements of Operations. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). The amendments in ASU 2018-07 expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As permitted by ASU 2018-07, the Company early-adopted this standard and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

The FASB has also issued additional standards which provide additional clarification and implementation guidance on the previously issued ASU 2016-02 and have the same effective date as the original standard. The Company plans to apply this guidance on a modified retrospective basis at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings, with no restatement of prior periods. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The amendments in ASU 2018-02 provide a reclassification from Accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. See Note 12— Income Taxes. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company is currently evaluating the impact ASU 2018-02 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement.” ASU 2018-13 eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The amendments in ASU 2018-14 modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 eliminates the disclosures for amounts in Accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost and the effect of a percentage change in health care cost trend rate. ASU 2018-14 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. The Company will comply with the new disclosure requirements in ASU 2018-14 beginning with its Annual Report on Form 10-K for the fiscal year ending June 30, 2019.

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

For certain revenue streams within the Subscription Video Services, Book Publishing and News and Information Services segments, the Company previously recorded certain marketing and sales incentive payments to customers within Operating expenses and Selling, general and administrative expenses. In accordance with ASC 606, such payments are now recorded as a reduction of revenue. For the three and six months ended December 31, 2018, revenues were $34 million and $62 million lower, respectively, as a result of this reclassification, with no impact on the Company’s net income.

•	Deferred installation revenues in the Subscription Video Services segment

Under ASC 606, each customer subscription sold is accounted for as a distinct performance obligation. Installation services are not accounted for as a distinct performance obligation and are instead included within the overall services being provided. Therefore, installation revenues are deferred and recognized over the respective customer contract term. Historically, installation revenues were deferred and recognized over the estimated customer life. For the three and six months ended December 31, 2018, revenues were $7 million and $13 million higher, respectively, as a result of the adoption of ASC 606.

•	Acceleration of revenue associated with REA Group’s financial services business

The Company has historically delayed the recognition of trailing commission revenue associated with REA Group’s financial services business until such amounts became fixed or determinable. Under ASC 606, trailing commission revenue is recognized when the related mortgage loan is established. As a result, the Company established a commission receivable of $121 million and a broker commission payable of $94 million as of July 1, 2018. The current portion of the commission receivable and broker commission payable are classified in Receivables, net and Other current liabilities, respectively, with the non-current portion of each classified within Other non-current assets and liabilities, respectively, in the Balance Sheets. The change in accounting for trailing commission revenue did not have a material impact on the Statement of Operations.

The Company’s revenues and expenses for the three and six months ended December 31, 2018 and the opening balance sheet as of July 1, 2018 under both ASC 606 and the prior standard, ASC 605 are as follows:

	For the three months ended December 31, 2018
	ASC 605	Effects of Adoption	ASC 606
	(in millions)
Revenue:
Circulation and subscription	$1,025	$4	$1,029
Advertising	718	—	718
Consumer	496	(18)	478
Real estate	248	—	248
Other	160	(6)	154

Total Revenues	$2,647	$(20)	$2,627
Operating expenses and Selling, general and administrative	$(2,288)	$31	$(2,257)
Net income	$111	$8	$119

	For the six months ended December 31, 2018
	ASC 605	Effects of Adoption	ASC 606
	(in millions)
Revenue:
Circulation and subscription	$2,057	$6	$2,063
Advertising	1,382	—	1,382
Consumer	908	(30)	878
Real estate	475	—	475
Other	366	(13)	353

Total Revenues	$5,188	$(37)	$5,151
Operating expenses and Selling, general and administrative	$(4,478)	$55	$(4,423)
Net income	$234	$13	$247

	As of July 1, 2018
	ASC 605	Effects of Adoption	ASC 606
	(in millions)
Assets:
Receivables, net	$1,612	$200	$1,812
Other current assets	372	(4)	368
Deferred income tax assets	279	2	281
Other non-current assets	831	92	923
Liabilities and Equity:
Deferred revenue	$516	$(6)	$510
Other current liabilities	372	194	566
Deferred income tax liabilities	389	11	400
Other non-current liabilities	430	71	501
Accumulated deficit	(2,163)	20	(2,143)

Disaggregated revenue

The following table presents revenue by type and segment for the three and six months ended December 31, 2018:

	For the three months ended December 31, 2018
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$526	$490	$—	$13	$—	$1,029
Advertising	632	55	—	31	—	718
Consumer	—	—	478	—	—	478
Real estate	—	—	—	248	—	248
Other	99	17	18	19	1	154

Total Revenues	$1,257	$562	$496	$311	$1	$2,627

	For the six months ended December 31, 2018
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,055	$981	$—	$27	$—	$2,063
Advertising	1,208	112	—	62	—	1,382
Consumer	—	—	878	—	—	878
Real estate	—	—	—	475	—	475
Other	242	34	36	40	1	353

Total Revenues	$2,505	$1,127	$914	$604	$1	$5,151

Disclosures regarding the nature, timing and uncertainty of the Company’s revenue streams across its segments are as follows:

Circulation and subscription revenues

Circulation and subscription revenues include single-copy newspaper, newspaper subscription and information services subscription revenues. Circulation revenues are based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy sales) and/or digital subscriptions sold, and the associated rates charged to the customers. Single-copy revenue is recognized at a point in time on the date the newspapers are sold to distribution outlets, net of provisions for related returns.

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

Revenue generated from subscriptions to receive pay television broadcast services, broadband and home phone services for residential and commercial subscribers is recognized over time on a monthly basis as the services are provided. Payment is generally received monthly in advance of providing services, and is deferred upon receipt. Such amounts are recognized as revenue as the related services are provided.

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

Real Estate revenues

Real estate revenues are derived from the sale of online real estate listing products and advanced client management and reporting products, as well as services to agents, brokers and developers. Revenue is typically recognized over the contractual period during which the services are provided. Payments are generally due monthly over the subscription term.

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

Sales returns

Certain of the Company’s products, such as books and newspapers, are sold with the right of return. The Company records the estimated impact of such returns as a reduction of revenue. To estimate product sales that will be returned and the related products that are expected to be placed back into inventory, the Company analyzes historical returns, current economic trends, changes in customer demand and acceptance of the Company’s products. Based on this information, the Company reserves a percentage of each dollar of product sales that provide the customer with the right of return. As a result of the adoption of ASC 606, the Company reclassified its sales returns reserve from Receivables, net to Other current liabilities.

Contract liabilities and assets

The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and six months ended December 31, 2018:

	For the three months ended December 31, 2018	For the six months ended December 31, 2018
	(in millions)	(in millions)
Balance, beginning of period	$436	$510
Deferral of revenue	742	1,337
Recognition of deferred revenue(a)	(747)	(1,417)
Other	(1)	—

Balance, end of period	$430	$430

(a)

For the three and six months ended December 31, 2018, the Company recognized approximately $267 million and $421 million, respectively, of revenue which was included in the opening deferred revenue balance for each of the respective periods.

Contract assets were immaterial for disclosure as of December 31, 2018.

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

During the three and six months ended December 31, 2018, the Company recognized approximately $72 million and $152 million, respectively, in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of December 31, 2018 was approximately $310 million, of which approximately $79 million is expected to be recognized over the remainder of fiscal 2019, approximately $119 million is expected to be recognized in fiscal 2020, $89 million is expected to be recognized in fiscal 2021, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606.

NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Opcity

In October 2018, the Company acquired Opcity Inc. (“Opcity”), a market-leading real estate technology platform that matches qualified home buyers and sellers with real estate professionals in real time. The total transaction value was approximately $210 million, consisting of approximately $182 million in cash, net of $7 million of cash acquired, and approximately $28 million in deferred payments and restricted stock unit awards for Opcity’s founders and qualifying employees, which is being recognized as compensation expense over the three years following the closing. Included in the cash amount was approximately $20 million that is being held back for approximately 18 months after closing. The acquisition broadens realtor.com®’s lead generation product portfolio, allowing real estate professionals to choose between traditional lead products or a concierge-based model that provides highly vetted, transaction-ready leads. Opcity is a subsidiary of Move, and its results are included within the Digital Real Estate Services segment.

Under the acquisition method of accounting, the total consideration was first allocated to net tangible assets and identifiable intangible assets based upon their fair values as of the date of completion of the acquisition. As a result of the acquisition, the Company recorded approximately $73 million of assets, of which $49 million primarily related to the Opcity technology and data platform with a weighted average useful life of 12 years and $24 million primarily related to intangible assets resulting from previously acquired leads and customer relationships with a weighted average useful life of 9 years. In accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”) the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately $124 million was recorded as goodwill on the transaction. The values assigned to the acquired assets and liabilities are based on estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.

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

The total aggregate purchase price associated with the Transaction at the completion date is set forth below (in millions):

Consideration transferred(a)	$331
Fair value of News Corp previously held equity interest in Foxtel	631
Fair value of noncontrolling interest(b)	578

Fair value of net assets	$1,540

a)	Primarily represents the fair value of 35% of FOX SPORTS Australia exchanged as consideration in the Transaction and has been included in noncontrolling interest.
b)	Primarily represents the fair value of 35% of Foxtel, which includes the impact of certain market participant synergies.

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

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

Fiscal 2019

During the three and six months ended December 31, 2018, the Company recorded restructuring charges of $19 million and $37 million, respectively, of which $15 million and $32 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2019 were for employee termination benefits.

Fiscal 2018

During the three and six months ended December 31, 2017, the Company recorded restructuring charges of $12 million and $27 million, respectively, of which $11 million and $25 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2018 were primarily for employee termination benefits.

Changes in restructuring program liabilities were as follows:

	For the three months ended December 31,
	2018				2017
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$23	$2	$11	$36	$25	$5	$10	$40
Additions	19	—	—	19	11	—	1	12
Payments	(21)	—	—	(21)	(15)	(1)	(1)	(17)
Other	(1)	—	—	(1)	1	—	—	1

Balance, end of period	$20	$2	$11	$33	$22	$4	$10	$36

	For the six months ended December 31,
	2018				2017
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$29	$2	$11	$42	$33	$6	$10	$49
Additions	37	—	—	37	26	—	1	27
Payments	(44)	—	(1)	(45)	(38)	(1)	(1)	(40)
Other	(2)	—	1	(1)	1	(1)	—	—

Balance, end of period	$20	$2	$11	$33	$22	$4	$10	$36

As of December 31, 2018, restructuring liabilities of approximately $23 million were included in the Balance Sheet in Other current liabilities and $10 million were included in Other non-current liabilities.

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of December 31, 2018	As of December 31, 2018	As of June 30, 2018
		(in millions)
Equity method investments(a)	various	$164	$173
Equity securities(b)	various	181	220

Total Investments		$345	$393

(a)

Equity method investments are primarily comprised of Elara Technologies Pte. Ltd., which operates PropTiger.com, Makaan.com. and Housing.com and new Foxtel’s investment in Nickelodeon Australia Joint Venture.

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

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)		(in millions)
Total (losses) gains recognized on equity securities	$(44)	$2	$(29)	$(17)
Less: Losses recognized on equity securities sold or impaired	—	(30)	—	(24)

Unrealized (losses) gains recognized on equity securities held at end of period	$(44)	$32	$(29)	$7

Equity Losses of Affiliates

The Company’s share of the (losses) earnings of its equity affiliates was as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)		(in millions)
Foxtel(a)	$—	$1	$—	$(4)
Other equity affiliates, net(b)	(6)	(19)	(9)	(24)

Total Equity losses of affiliates	$(6)	$(18)	$(9)	$(28)

(a)

Following completion of the Transaction in April 2018, News Corp ceased accounting for Foxtel as an equity method investment and began consolidating its results in the fourth quarter of fiscal 2018. See Note 3— Acquisitions, Disposals and Other Transactions.

In accordance with ASC 350, the Company amortized $15 million and $32 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and six months ended December 31, 2017. Such amortization is reflected in Equity losses of affiliates in the Statement of Operations.

(b)

Other equity affiliates, net for the three and six months ended December 31, 2018 include losses primarily from the Company’s interest in Elara. During the three months ended December 31, 2017, the Company recognized $13 million in non-cash write-downs of certain equity method investments’ carrying values to fair value. The write-downs are reflected in Equity losses of affiliates in the Statements of Operations for the three and six months ended December 31, 2017.

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

	For the six months ended December 31,
	2018(a)	2017
	(in millions)
Revenues	$—	$1,231
Operating income(b)	—	120
Net income	—	56

(a)	The Company began consolidating the results of Foxtel in the fourth quarter of fiscal 2018 as a result of the Transaction.
(b)

Includes Depreciation and amortization of $118 million for the six months ended December 31, 2017. Operating income before depreciation and amortization was $238 million for the six months ended December 31, 2017.

NOTE 6. BORROWINGS

The Company’s total borrowings consist of the following:

	Interest rate at December 31, 2018	Due date at December 31, 2018	As of December 31, 2018	As of June 30, 2018
			(in millions)
Foxtel Group
Credit facility 2013(a)	3.84%	Apr 7, 2019	$211	$222
Credit facility 2014 — tranche 1(a)	3.84%	May 30, 2019	140	148
Credit facility 2014 — tranche 2(a)	3.94%	Jan 31, 2020	141	148
Credit facility 2015(a)	3.99%	Jul 31, 2020	282	296
Credit facility 2016(a)(b)	4.54%	Sept 11, 2021	—	108
Working capital facility 2017(a)(b)	4.14%	Jul 3, 2020	42	59
US private placement 2009 — tranche 3	6.20%	Sept 24, 2019	75	75
US private placement 2012 — USD portion — tranche 1(c)	3.68%	Jul 25, 2019	149	150
US private placement 2012 — USD portion — tranche 2(c)	4.27%	Jul 25, 2022	197	196
US private placement 2012 — USD portion — tranche 3(c)	4.42%	Jul 25 2024	147	146
US private placement 2012 — AUD portion	7.04%	Jul 25, 2022	78	83
REA Group
Credit facility 2016 — tranche 2(d)(e)	2.67%	Dec 31, 2018	—	89
Credit facility 2016 — tranche 3(d)	3.00%	Dec 31, 2019	169	178
Credit facility 2018(d)	2.83%	Apr 27, 2021	49	54

Total borrowings			1,680	1,952
Less: current portion(f)			(744)	(462)

Long-term borrowings			$936	$1,490

(a)	Borrowings under these facilities bear interest at a floating rate of Australian BBSY plus an applicable margin of between 1.10% and 2.70% per annum payable quarterly.
(b)	As of December 31, 2018, the Foxtel Group has undrawn commitments of $306 million under these facilities for which it pays a commitment fee in the range of 40% to 45% of the applicable margin.
(c)	The carrying value of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 9 —Financial Instruments and Fair Value Measurements.
(d)

Borrowings under these facilities bear interest at a floating rate of the Australian BBSY plus a margin of between 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of December 31, 2018, REA Group was paying a margin of between 0.85% and 1.05%.

(e)

During the three months ended December 31, 2018, REA Group repaid A$120 million (approximately $87 million) of the A$480 million revolving loan facility. Remaining borrowings under the facility of A$240 million (approximately $169 million) will mature in fiscal 2020.

(f)

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

NOTE 8. EQUITY

The following tables summarize changes in equity for the three and six months ended December 31, 2018 and 2017:

	For the three months ended December 31, 2018
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, September 30, 2018	385	$4	200	$2	$12,257	$(2,032)	$(970)	$9,261	$1,169	$10,430
Net income	—	—	—	—	—	95	—	95	24	119
Other comprehensive loss	—	—	—	—	—	—	(106)	(106)	(28)	(134)
Dividends	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	14	—	—	14	5	19

Balance, December 31, 2018	385	$4	200	$2	$12,271	$(1,937)	$(1,076)	$9,264	$1,170	$10,434

	For the three months ended December 31, 2017
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, September 30, 2017	383	$4	200	$2	$12,340	$(581)	$(852)	$10,913	$283	$11,196
Net (loss) income	—	—	—	—	—	(83)	—	(83)	17	(66)
Other comprehensive income (loss)	—	—	—	—	—	—	20	20	(1)	19
Dividends	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	10	—	—	10	(1)	9

Balance, December 31, 2017	383	$4	200	$2	$12,350	$(664)	$(832)	$10,860	$298	$11,158

	For the six months ended December 31, 2018
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2018	383	$4	200	$2	$12,322	$(2,163)	$(874)	$9,291	$1,186	$10,477
Cumulative impact from adoption of new accounting standards						32	(22)	10	10	20
Net income	—	—	—	—	—	196	—	196	51	247
Other comprehensive loss	—	—	—	—	—	—	(181)	(181)	(56)	(237)
Dividends	—	—	—	—	(59)	—	—	(59)	(23)	(82)
Other	2	—	—	—	8	(2)	1	7	2	9

Balance, December 31, 2018	385	$4	200	$2	$12,271	$(1,937)	$(1,076)	$9,264	$1,170	$10,434

	For the six months ended December 31, 2017
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2017	382	$4	200	$2	$12,395	$(648)	$(964)	$10,789	$284	$11,073
Net (loss) income	—	—	—	—	—	(15)	—	(15)	36	21
Other comprehensive income	—	—	—	—	—	—	132	132	3	135
Dividends	—	—	—	—	(59)	—	—	(59)	(21)	(80)
Other	1	—	—	—	14	(1)	—	13	(4)	9

Balance, December 31, 2017	383	$4	200	$2	$12,350	$(664)	$(832)	$10,860	$298	11,158

Stock Repurchases

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the six months ended December 31, 2018. Through February 1, 2019, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of February 1, 2019 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

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

Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period. The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2018				As of June 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Foreign currency derivatives—cash flow hedges	$—	$5	$—	$5	$—	$3	$—	$3
Cross currency interest rate derivatives—fair value hedges	—	26	—	26	—	29	—	29
Cross currency interest rate derivatives—economic hedges	—	12	—	12	—	10	—	10
Cross currency interest rate derivatives—cash flow hedges	—	105	—	105	—	76	—	76
Equity securities(a)	66	—	115	181	93	—	—	93

Total assets	$66	$148	$115	$329	$93	$118	$—	$211

Liabilities:
Interest rate derivatives—cash flow hedges	$—	$18	$—	$18	$—	$20	$—	$20
Mandatorily redeemable noncontrolling interests	—	—	12	12	—	—	12	12
Cross currency interest rate derivatives—cash flow hedges	—	12	—	12	—	12	—	12

Total liabilities	$—	$30	$12	$42	$—	$32	$12	$44

(a)	See Note 5 —Investments.

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

A rollforward of the Company’s equity securities classified as Level 3 is as follows:

For the six months ended December 31,
2018
(in millions)
Balance—beginning of period(a)	$127
Purchases	6
Sales	(10)
Foreign exchange and other	(8)

Balance—end of period	$115

(a)	Includes impact from the adoption of ASU 2016-01. See Note 1 — Description of Business and Basis of Presentation.

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

A rollforward of the Company’s mandatorily redeemable noncontrolling interest liabilities classified as Level 3 is as follows:

	For the six months ended December 31,
	2018	2017
	(in millions)
Balance—beginning of period	$12	$79
Additions	—	12
Accretion	—	2

Balance—end of period	$12	$93

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

Hedges are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

		Fair value as of
	Balance Sheet Location	December 31, 2018	June 30, 2018
		(in millions)
Foreign currency derivatives—cash flow hedges	Other current assets	$5	$3
Cross currency interest rate derivatives—fair value hedges	Other current assets	8	—
Cross currency interest rate derivatives—economic hedges	Other current assets	12	—
Cross currency interest rate derivatives—cash flow hedges	Other current assets	32	—
Cross currency interest rate derivatives—fair value hedges	Other non-current assets	18	29
Cross currency interest rate derivatives—cash flow hedges	Other non-current assets	73	76
Cross currency interest rate derivatives—economic hedges	Other non-current assets	—	10
Interest rate derivatives—cash flow hedges	Other current liabilities	(4)	—
Interest rate derivatives—cash flow hedges	Other non-current liabilities	(14)	(20)
Cross currency interest rate derivatives—cash flow hedges	Other non-current liabilities	(12)	(12)

Cash flow hedges

The Company utilizes a combination of foreign currency derivatives, interest rate derivatives and cross currency interest rate derivatives to mitigate currency exchange and interest rate risk in relation to payments for license fees and future interest payments.

The total notional value of foreign exchange contract derivatives designated for hedging was $51 million as of December 31, 2018. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is to June 2019.

The total notional value of interest rate swap derivatives designated as cash flow hedges was approximately A$700 million as of December 31, 2018. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to September 2022.

The total notional value of the cross currency interest rate swaps that were designated as cash flow hedges was approximately A$400 million as of December 31, 2018. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on Accumulated other comprehensive loss and the Statement of Operations during the three and six months ended December 31, 2018. The Company did not have any such hedges in the three and six months ended December 31, 2017.

	(Gain) loss recognized in Accumulated Other Comprehensive Loss for the three months ended December 31,		Gain (loss) reclassified from Accumulated Other Comprehensive Loss for the three months ended December 31,		Income statement location
	2018	2017	2018	2017
		(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives—cash flow hedges	$(2)	$—	$1	$—	Operating expenses
Cross currency interest rate derivatives—cash flow hedges	(30)	—	26	—	Interest (expense) income, net
Interest rate derivatives—cash flow hedges	1	—	(2)	—	Interest (expense) income, net

Total	$(31)	$—	$25	$—

	(Gain) loss recognized in Accumulated Other Comprehensive Loss for the six months ended December 31,		Gain (loss) reclassified from Accumulated Other Comprehensive Loss for the six months ended December 31,		Income statement location
	2018	2017	2018	2017
	(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives—cash flow hedges	$(4)	$—	$2	$—	Operating expenses
Cross currency interest rate derivatives—cash flow hedges	(16)	—	12	—	Interest (expense) income, net
Interest rate derivatives—cash flow hedges	2	—	(4)	—	Interest (expense) income, net

Total	$(18)	$—	$10	$—

During the three and six months ended December 31, 2018 the amount recognized in the Statement of Operations for the ineffective portion of derivative instruments designated as cash flow hedges was approximately $1 million and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

As of December 31, 2018, the Company estimates that approximately $5 million of net derivative gains related to its foreign currency derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.

As of December 31, 2018, the Company estimates that approximately $3 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.

As of December 31, 2018, the Company estimates that approximately $1 million of net derivative gains related to its cross currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.

Fair value hedges

The Company’s primary interest rate risk arises from its borrowings acquired as a part of the Transaction. Borrowings issued at fixed rates and in U.S. dollars expose new Foxtel to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. As of December 31, 2018, such adjustments increased the carrying value of borrowings by approximately $2 million.

The total notional value of the fair value hedges was approximately A$100 million as of December 31, 2018. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.

During the three and six months ended December 31, 2018, the amount recognized in the Statement of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

Economic (non-designated) hedges

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives not designated as accounting hedges to mitigate foreign currency and interest rate risk. These are referred to as economic hedges. The changes in fair value of economic hedges are immediately recognized in the Statement of Operations. The total notional value of these cross currency interest rate derivatives was $75 million as of December 31, 2018, which relate to the U.S. private placement 2009 debt.

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

In the second quarter of fiscal 2018, the Company recognized non-cash write-downs of certain equity method investments of approximately $13 million. The carrying value of equity method investments decreased from $136 million to $123 million. See Note 5 – Investments.

The Company did not recognize any write-downs on the carrying value of its assets during the six months ended December 31, 2018.

Other Fair Value Measurements

As of December 31, 2018, the carrying value of the Company’s outstanding borrowings approximates the fair value and is classified as Level 3 in the fair value hierarchy.

NOTE 10. EARNINGS (LOSS) PER SHARE

The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions, except per share amounts)
Net income (loss)	$119	$(66)	$247	$21
Less: Net income attributable to noncontrolling interests	(24)	(17)	(51)	(36)
Less: Redeemable preferred stock dividends(a)	—	(1)	—	(1)

Net income (loss) available to News Corporation stockholders	$95	$(84)	$196	$(16)

Weighted-average number of shares of common stock outstanding—basic	584.9	582.7	584.4	582.5
Dilutive effect of equity awards(b)	2.2	—	1.9	—

Weighted-average number of shares of common stock outstanding—diluted	587.1	582.7	586.3	582.5

Net income (loss) available to News Corporation stockholders per share—basic	$0.16	$(0.14)	$0.34	$(0.03)
Net income (loss) available to News Corporation stockholders per share—diluted	$0.16	$(0.14)	$0.33	$(0.03)

(a)

In connection with the Separation, as defined in Note 7, 21st Century Fox sold 4,000 shares of cumulative redeemable preferred stock with a par value of $5,000 per share of a newly formed U.S. subsidiary of the Company. The preferred stock paid dividends at a rate of 9.5% per annum, payable quarterly, in arrears. The preferred stock was callable by the Company at any time after the fifth year and puttable at the option of the holder after 10 years. In July 2018, the Company exercised its call option and redeemed 100% of the outstanding redeemable preferred stock.

(b)

The dilutive impact of the Company’s PSUs, RSUs and stock options has been excluded from the calculation of diluted loss per share for the three and six months ended December 31, 2017 because their inclusion would have an antidilutive effect on the net loss per share.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of December 31, 2018 have not changed significantly from the disclosures included in the 2018 Form 10-K.

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

The net expense (benefit) related to the U.K. Newspaper Matters in Selling, general and administrative was $4 million and $3 million for the three months ended December 31, 2018 and 2017, respectively, and $6 million and ($40) million for the six months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $50 million. The amount to be indemnified by 21st Century Fox of approximately $47 million was recorded as a receivable in Other current assets on the Balance Sheet as of December 31, 2018. The net benefit for the six months ended December 31, 2017 reflects a $46 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

For the three months ended December 31, 2018, the Company recorded a tax charge of $55 million on pre-tax income of $174 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the six months ended December 31, 2018, the Company recorded a tax charge of $105 million on pre-tax income of $352 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including, among other things, lowering the U.S. statutory federal tax rate to 21%. The reduction of the U.S. corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal rate of 21% at the fiscal year ended June 30, 2018. The Tax Act also added many new provisions, including a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries (“transition tax”), changes to bonus depreciation, limits on deductions for executive compensation and interest expense, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign-derived intangible income. The Company has elected to account for the tax on GILTI and BEAT as a period cost and thus has not adjusted any net deferred tax assets of its foreign subsidiaries for the new tax. However, the Company has considered the potential impact of GILTI and BEAT on its U.S. federal net operating loss (“NOL”) carryforward and determined that the projected tax benefit to be received from its NOL carryforward may be reduced due to these provisions.

The changes included in the Tax Act are broad and complex. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118), as amended by ASU 2018-05, which provides guidance for companies related to the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company’s accounting for the tax effects of the Tax Act were completed in the second quarter of fiscal 2019. Although the Company believes the effects of the Tax Act have been appropriately recorded, it will continue to monitor, among other things, changes in interpretations of the Tax Act, any legislative action arising because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. The Company intends to monitor and assess the impact of any future changes in legislative interpretations or standards and adjust its provision as new information becomes available. In accordance with SAB 118, the Company has made reasonable estimates related to (1) the remeasurement of its U.S. deferred tax balances for the reduction in the statutory tax rate, (2) the liability for the transition tax and (3) the partial valuation allowance recorded against its federal NOL carryforward due to the impact of the GILTI and BEAT provisions.

As a result, the Company recognized a net provisional income tax expense of $237 million associated with these items in the fiscal year ended June 30, 2018. In the second quarter of fiscal 2019, the Company determined that there were no material changes to the provisional amounts recorded as of June 30, 2018.

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

For the three months ended December 31, 2017, the Company recorded a tax charge of $235 million on pre-tax income of $169 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate primarily resulted from the enactment of the Tax Act, which caused an increase in income tax expense of approximately $174 million.

For the six months ended December 31, 2017, the Company recorded a tax charge of $289 million on pre-tax income of $310 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate primarily resulted from the enactment of the Tax Act, which caused an increase in income tax expense of approximately $174 million.

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations by the Internal Revenue Service (“IRS”), various U.S. state and foreign jurisdictions. During the year ended June 30, 2018, the IRS commenced an audit of the Company for the year ended June 30, 2014. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and its liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur. The Company paid gross income taxes of $75 million and $89 million during the six months ended December 31, 2018 and 2017, respectively, and received tax refunds of $10 million and nil, respectively.

NOTE 13. SEGMENT INFORMATION

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and Barron’s Group, which includes Barron’s and MarketWatch, the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires and DJX, and its live journalism events. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun, The Courier Mail and The Advertiser in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a global video advertising marketplace, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

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

•

Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 17 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Chip and Joanna Gaines, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and Hillbilly Elegy.

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

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products. Move also offers a number of professional software and services products, including Top Producer®, FiveStreet® and ListHubTM.

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

Segment information is summarized as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Revenues:
News and Information Services	$1,257	$1,298	$2,505	$2,539
Subscription Video Services	562	120	1,127	265
Book Publishing	496	469	914	870
Digital Real Estate Services	311	292	604	563
Other	1	1	1	1

Total revenues	$2,627	$2,180	$5,151	$4,238

Segment EBITDA:
News and Information Services	$120	$141	$236	$215
Subscription Video Services	84	33	197	60
Book Publishing	88	78	156	126
Digital Real Estate Services	121	119	226	214
Other	(43)	(43)	(87)	(39)
Depreciation and amortization	(163)	(100)	(326)	(197)
Impairment and restructuring charges	(19)	(12)	(37)	(27)
Equity losses of affiliates	(6)	(18)	(9)	(28)
Interest (expense) income, net	(15)	1	(31)	7
Other, net	7	(30)	27	(21)

Income before income tax expense	174	169	352	310
Income tax expense	(55)	(235)	(105)	(289)

Net income (loss)	$119	$(66)	$247	$21

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Total assets:
News and Information Services	$5,905	$6,039
Subscription Video Services	4,618	4,738
Book Publishing	2,141	1,898
Digital Real Estate Services	2,189	2,171
Other(a)	1,029	1,107
Investments	345	393

Total assets	$16,227	$16,346

(a)	The Other segment primarily includes Cash and cash equivalents.

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,737	$2,730
Subscription Video Services	2,684	2,853
Book Publishing	773	804
Digital Real Estate Services	1,602	1,502

Total Goodwill and intangible assets, net	$7,796	$7,889

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

Receivables, net consist of:

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Receivables	$1,901	$1,829
Allowance for sales returns(a)	—	(171)
Allowance for doubtful accounts	(48)	(46)

Receivables, net	$1,853	$1,612

(a)

As a result of the adoption of the new revenue recognition standard during the first quarter of fiscal 2019, the Company reclassified the allowance for sales returns from Receivables, net to Other current liabilities. See Note 2—Revenues.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Royalty advances to authors	$326	$312
Retirement benefit assets	145	135
Inventory(a)	144	143
Other	297	241

Total Other non-current assets	$912	$831

(a) Primarily consists of the non-current portion of programming rights.

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of December 31, 2018	As of June 30, 2018
	(in millions)
Current tax payable	$18	$17
Allowance for sales returns	216	—
Royalties and commissions payable	223	187
Other	213	168

Total Other current liabilities	$670	$372

Other, net

The following table sets forth the components of Other, net:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Dividends received from equity security investments	$22	$—	$23	$—
Remeasurement of equity securities(a)	(44)	—	(29)	—
Write-down of available-for-sale securities(b)	—	(30)	—	(30)
Gain on sale of Australian property	12	—	12	—
Other, net	17	—	21	9

Total Other, net	$7	$(30)	$27	$(21)

(a)

As a result of the adoption of ASU 2016-01 during the first quarter of fiscal 2019, the Company has included the impact from the remeasurement of equity securities in Other, net in the Statement of Operations for the three and six months ended December 31, 2018. During the three and six months ended December 31, 2017, the impact from the remeasurement of equity securities was included in Accumulated other comprehensive loss in the Balance Sheets.

(b)

For the three and six months ended December 31, 2017, the write-downs of available-for-sale securities were reclassified out of accumulated other comprehensive loss and included in Other, net in the Statement of Operations.

Supplemental Cash Flow Information

The following table sets forth the Company’s cash paid for taxes and interest:

	For the six months ended December 31,
	2018	2017
	(in millions)
Cash paid for interest	$45	$6
Cash paid for taxes	75	89

NOTE 15. SUBSEQUENT EVENTS

In February 2019, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on April 17, 2019 to stockholders of record as of March 13, 2019.

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

In April 2018, News Corp and Telstra Corporation Limited (“Telstra”) combined their respective 50% interests in Foxtel and News Corp’s 100% interest in FOX SPORTS Australia into a new company, which the Company refers to as “new Foxtel” (the “Transaction”). Following the completion of the Transaction, News Corp owns a 65% interest in the combined business, with Telstra owning the remaining 35%. Consequently, the Company began consolidating Foxtel in the fourth quarter of fiscal 2018. (See Note 3—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements). The results of the combined business are reported within the Subscription Video Services segment (formerly the Cable Network Programming segment). To enhance the comparability of the financial information provided to users, the Company has supplementally included pro forma financial information for the three and six months ended December 31, 2017 reflecting the Transaction within its discussion and analysis below.

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Businesses - This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2019 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2018 and 2017. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

To enhance the comparability of the financial information provided to users, the Company has supplementally included pro forma financial information for the three and six months ended December 31, 2017 reflecting the Transaction within its discussion and analysis below.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2018 and 2017, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of December 31, 2018.

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•

News and Information Services— The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and Barron’s Group, which includes Barron’s and MarketWatch, the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires and DJX, and its live journalism events. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun, The Courier Mail and The Advertiser in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of home-delivered shopper media, in-store marketing products and services and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a global video advertising marketplace, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

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

•

Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 17 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Chip and Joanna Gaines, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and Hillbilly Elegy.

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

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products. Move also offers a number of professional software and services products, including Top Producer®, FiveStreet® and ListHubTM.

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

Other Business Developments

In October 2018, the Company acquired Opcity, Inc. (“Opcity”), a market-leading real estate technology platform that matches qualified home buyers and sellers with real estate professionals in real time. The total transaction value was approximately $210 million, consisting of approximately $182 million in cash, net of $7 million of cash acquired, and approximately $28 million in deferred payments and restricted stock unit awards for Opcity’s founders and qualifying employees, which is being recognized as compensation expense over the three years following the closing. Included in the cash amount was approximately $20 million that is being held back for approximately 18 months after closing. Opcity is a subsidiary of Move, and its results are included within the Digital Real Estate Services segment.

RESULTS OF OPERATIONS

Results of Operations—For the three and six months ended December 31, 2018 versus the three and six months ended December 31, 2017 (as reported)

The following table sets forth the Company’s operating results for the three and six months ended December 31, 2018 as compared to the three and six months ended December 31, 2017.

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$1,029	$637	$392	62%	$2,063	$1,288	$775	60%
Advertising	718	717	1	—	1,382	1,399	(17)	(1)%
Consumer	478	453	25	6%	878	839	39	5%
Real estate	248	222	26	12%	475	425	50	12%
Other	154	151	3	2%	353	287	66	23%

Total Revenues	2,627	2,180	447	21%	5,151	4,238	913	22%
Operating expenses	(1,484)	(1,139)	(345)	(30)%	(2,824)	(2,288)	(536)	(23)%
Selling, general and administrative	(773)	(713)	(60)	(8)%	(1,599)	(1,374)	(225)	(16)%
Depreciation and amortization	(163)	(100)	(63)	(63)%	(326)	(197)	(129)	(65)%
Impairment and restructuring charges	(19)	(12)	(7)	(58)%	(37)	(27)	(10)	(37)%
Equity losses of affiliates	(6)	(18)	12	67%	(9)	(28)	19	68%
Interest (expense) income, net	(15)	1	(16)	**	(31)	7	(38)	**
Other, net	7	(30)	37	**	27	(21)	48	**

Income before income tax expense	174	169	5	3%	352	310	42	14%
Income tax expense	(55)	(235)	180	77%	(105)	(289)	184	64%

Net income (loss)	119	(66)	185	**	247	21	226	**
Less: Net income attributable to noncontrolling interests	(24)	(17)	(7)	(41)%	(51)	(36)	(15)	(42)%

Net income (loss) attributable to News Corporation stockholders	$95	$(83)	$178	**	$196	$(15)	$211	**

** not meaningful

Revenues— Revenues increased $447 million, or 21%, and $913 million, or 22%, for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018.

The Revenue increase for the three months ended December 31, 2018 was primarily due to higher revenues at the Subscription Video Services segment of $442 million resulting in large part from the Transaction, which contributed $446 million to the increase. The Revenue increase was also attributable to higher revenues of $27 million and $19 million at the Book Publishing and Digital Real Estate Services segments, respectively. These increases were partially offset by lower revenues at the News and Information Services segment of $41 million, primarily due to weakness in the print advertising market. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $67 million for the three months ended December 31, 2018 as compared to the corresponding period of fiscal 2018.

The Revenue increase for the six months ended December 31, 2018 was primarily due to higher revenues at the Subscription Video Services segment of $862 million resulting in large part from the Transaction, which contributed $871 million to the increase. The Revenue increase was also attributable to higher revenues of $44 million and $41 million at the Book Publishing and Digital Real Estate Services segments, respectively, partially offset by lower revenues at the News and Information Services segment of $34 million, primarily due to weakness in the print advertising market. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $116 million for the six months ended December 31, 2018 as compared to the corresponding period of fiscal 2018.

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

Operating expenses— Operating expenses increased $345 million, or 30%, and $536 million, or 23%, for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018.

The increase in Operating expenses for the three months ended December 31, 2018 was mainly due to higher operating expenses at the Subscription Video Services segment of $336 million primarily resulting from the Transaction. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $33 million for the three months ended December 31, 2018 as compared to the corresponding period of fiscal 2018.

The increase in Operating expenses for the six months ended December 31, 2018 was mainly due to higher operating expenses at the Subscription Video Services segment of $553 million primarily resulting from the Transaction. The increase was partially offset by lower operating expenses at the News and Information Services segment of $36 million for the six months ended December 31, 2018, primarily at News Corp Australia, due to the $25 million positive impact of foreign currency fluctuations, lower newsprint, production and distribution costs and cost savings initiatives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $50 million for the six months ended December 31, 2018 as compared to the corresponding period of fiscal 2018.

Selling, general and administrative—Selling, general and administrative expenses increased $60 million, or 8%, and $225 million, or 16%, for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018.

The increase in Selling, general and administrative expenses for the three months ended December 31, 2018 was primarily due to higher expenses of $55 million at the Subscription Video Services segment, primarily as a result of the Transaction. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $21 million for the three months ended December 31, 2018 as compared to the corresponding period of fiscal 2018.

The increase in Selling, general and administrative expenses for the six months ended December 31, 2018 was primarily due to higher expenses of $172 million at the Subscription Video Services segment, primarily as a result of the Transaction, and the absence of the $46 million impact from the reversal of a portion of the previously accrued liability for the U.K. Newspaper Matters and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes in the first quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $42 million for the six months ended December 31, 2018 as compared to the corresponding period of fiscal 2018.

Depreciation and amortization— Depreciation and amortization expense increased $63 million, or 63%, and $129 million, or 65%, for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018. The increase for the three and six months ended December 31, 2018 was primarily as a result of an additional $68 million and $136 million, respectively, of depreciation and amortization expense due to the Transaction.

Impairment and restructuring charges— During the three and six months ended December 31, 2018, the Company recorded restructuring charges of $19 million and $37 million, respectively. During the three and six months ended December 31, 2017, the Company recorded restructuring charges of $12 million and $27 million, respectively.

See Note 4—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.

The Company continually evaluates whether current factors or indicators require the performance of an interim impairment assessment of goodwill, long-lived assets and investments. The valuation of goodwill and long-lived assets requires assumptions and estimates of many factors, including revenue and market growth, operating cash flows, market multiples and discount rates. In the quarter ended December 31, 2018, the Company revised its future outlook for a reporting unit within the Subscription Video Services segment primarily due to declines in Australian broadcast subscribers during the first half of fiscal 2019.

As a result, the Company determined that this reporting unit has goodwill and an indefinite-lived tradename that are considered to be at risk for future impairment because the fair value of the reporting unit exceeded its carrying value by approximately 6% as of December 31, 2018. Significant unobservable inputs utilized in the income approach valuation method for this reporting unit and the indefinite-lived tradename were discount rates (ranging from 10.0%-11.0%), long-term growth rates (2.0%) and royalty rates (1.5%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%. For the current period analysis performed, a 75 basis point increase in the discount rate or a 100 basis point decrease in the long-term growth rate would have resulted in the reporting unit failing the interim impairment analysis. Any change in assumptions related to the valuation of the indefinite-lived tradename would have resulted in an impairment of such asset.

Including the reporting unit within the News and Information Services segment disclosed in the 2018 Form 10-K, the Company has reporting units with goodwill and an indefinite-lived tradename of approximately $2.3 billion at December 31, 2018 that are at risk for future impairment, of which $2.1 billion related to the Subscription Video Services segment and $0.2 billion related to the News and Information Services segment.

Equity losses of affiliates— Equity losses of affiliates improved $12 million and $19 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018. The decrease in losses for the three months ended December 31, 2018 was primarily due to the absence of $13 million in non-cash write-downs of certain equity method investments recognized in the second quarter of fiscal 2018. The decrease in losses for the six months ended December 31, 2018 was primarily due to the absence of the non-cash write-downs as discussed above, and the consolidation of the results of Foxtel in the fourth quarter of fiscal 2018.

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Foxtel(a)	$—	$1	$(1)	**	$—	$(4)	$4	**
Other equity affiliates, net(b)	(6)	(19)	13	68%	(9)	(24)	15	63%

Total Equity losses of affiliates	$(6)	$(18)	$12	67%	$(9)	$(28)	$19	68%

** not meaningful

(a)

Following completion of the Transaction in April 2018, News Corp ceased accounting for Foxtel as an equity method investment and began consolidating its results in the fourth quarter of fiscal 2018. See Note 3—Acquisitions, Disposals and Other Transactions and Note 5—Investments in the accompanying Consolidated Financial Statements.

In accordance with ASC 350, “Intangibles—Goodwill and Other”, the Company amortized $15 million and $32 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and six months ended December 31, 2017, respectively. Such amortization is reflected in Equity losses of affiliates in the Statement of Operations.

(b)

Other equity affiliates, net for the three and six months ended December 31, 2018 include losses primarily from the Company’s interest in Elara. During the three months ended December 31, 2017, the Company recognized $13 million in non-cash write-downs of certain equity method investments’ carrying values to fair value. The write-downs are reflected in Equity losses of affiliates in the Statements of Operations for the three and six months ended December 31, 2017.

Interest (expense) income, net— Interest (expense) income, net was ($15) million and ($31) million for the three and six months ended December 31, 2018, respectively, as compared to $1 million and $7 million in the corresponding periods of fiscal 2018. The increase in interest expense during the three and six months ended December 31, 2018 was primarily due to higher interest expense as a result of the Transaction. As a result of the Transaction, the Company consolidated outstanding debt of approximately $1.8 billion. See Note 6—Borrowings in the accompanying Consolidated Financial Statements.

Other, net— Other, net improved by $37 million and $48 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018. See Note 14—Additional Financial Information in the accompanying Consolidated Financial Statements.

Income tax expense— For the three months ended December 31, 2018, the Company recorded a tax charge of $55 million on pre-tax income of $174 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the six months ended December 31, 2018, the Company recorded a tax charge of $105 million on pre-tax income of $352 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the three months ended December 31, 2017, the Company recorded a tax charge of $235 million on pre-tax income of $169 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate primarily resulted from the enactment of the Tax Act, which caused an increase in income tax expense of approximately $174 million.

For the six months ended December 31, 2017, the Company recorded a tax charge of $289 million on pre-tax income of $310 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate primarily resulted from the enactment of the Tax Act, which caused an increase in income tax expense of approximately $174 million.

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

Net income (loss)— Net income improved by $185 million and $226 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018 primarily due to the absence of the $174 million negative impact of the Tax Act recognized in the second quarter of fiscal 2018, higher Total Segment EBITDA and higher Other, net, partially offset by higher Depreciation and amortization and Interest expense.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $7 million and $15 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018 primarily due to the non-controlling interest in new Foxtel and higher results at REA Group.

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

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of Total Segment EBITDA provides useful information regarding the

Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as impairment and restructuring charges and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures and changes in tax positions or regimes, the Company provides users of its consolidated financial statements with insight into both its core operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its core business. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the core operating results of the Company across different periods. The following table reconciles Net income (loss) to Total Segment EBITDA for the three and six months ended December 31, 2018 and 2017:

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
(in millions, except %)
Net income (loss)	$119	$(66)	$247	$21
Add:
Income tax expense	55	235	105	289
Other, net	(7)	30	(27)	21
Interest expense (income), net	15	(1)	31	(7)
Equity losses of affiliates	6	18	9	28
Impairment and restructuring charges	19	12	37	27
Depreciation and amortization	163	100	326	197

Total Segment EBITDA	$370	$328	$728	$576

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2018 and 2017:

	For the three months ended December 31,
	2018		2017
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$1,257	$120	$1,298	$141
Subscription Video Services	562	84	120	33
Book Publishing	496	88	469	78
Digital Real Estate Services	311	121	292	119
Other	1	(43)	1	(43)

Total	$2,627	$370	$2,180	$328

	For the six months ended December 31,
	2018		2017
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$2,505	$236	$2,539	$215
Subscription Video Services	1,127	197	265	60
Book Publishing	914	156	870	126
Digital Real Estate Services	604	226	563	214
Other	1	(87)	1	(39)

Total	$5,151	$728	$4,238	$576

News and Information Services (48% and 60% of the Company’s consolidated revenues in the six months ended December 31, 2018 and 2017, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$526	$521	$5	1%	$1,055	$1,042	$13	1%
Advertising	632	667	(35)	(5)%	1,208	1,287	(79)	(6)%
Other	99	110	(11)	(10)%	242	210	32	15%

Total Revenues	1,257	1,298	(41)	(3)%	2,505	2,539	(34)	(1)%
Operating expenses	(713)	(726)	13	2%	(1,422)	(1,458)	36	2%
Selling, general and administrative	(424)	(431)	7	2%	(847)	(866)	19	2%

Segment EBITDA	$120	$141	$(21)	(15)%	$236	$215	$21	10%

Revenues at the News and Information Services segment decreased $41 million, or 3%, for the three months ended December 31, 2018 as compared to the corresponding period of fiscal 2018. The revenue decrease was primarily due to lower Advertising revenues of $35 million mainly due to weakness in the print advertising market, the $18 million negative impact of foreign currency fluctuations and lower revenues at News America Marketing of $14 million. These decreases were partially offset by digital advertising growth, primarily in Australia and at Dow Jones. Other revenues for the three months ended December 31, 2018 decreased $11 million as compared to the corresponding period of fiscal 2018, primarily due to lower brand partnership revenues and the absence of revenues from Sun Bets as a result of News UK’s exit from the partnership in the first quarter of fiscal 2019. Circulation and subscription revenues for the three months ended December 31, 2018 increased $5 million as compared to the corresponding period of fiscal 2018 primarily due to digital subscriber growth, primarily at The Wall Street Journal, cover and subscription price increases and the impact of the adoption of the new revenue recognition standard, primarily in Australia. These increases were partially offset by lower single-copy sales in the U.K., primarily at The Sun, and in Australia and the $12 million negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $34 million for the three months ended December 31, 2018 as compared to the corresponding period of fiscal 2018.

Segment EBITDA at the News and Information Services segment decreased $21 million, or 15%, for the three months ended December 31, 2018 as compared to the corresponding period of fiscal 2018. The decrease was mainly due to lower contribution from News UK of $22 million, primarily resulting from the lower revenues noted above and higher newsprint and digital reinvestment costs, partially offset by higher contribution from News Corp Australia of $6 million and from Dow Jones of $5 million.

Revenues at the News and Information Services segment decreased $34 million, or 1%, for the six months ended December 31, 2018 as compared to the corresponding period of fiscal 2018. The revenue decrease was primarily due to lower Advertising revenues of $79 million mainly due to weakness in the print advertising market, the $33 million negative impact of foreign currency fluctuations and lower revenues at News America Marketing of $27 million, partially offset by digital advertising growth, primarily in Australia and at Dow Jones. Other revenues for the six months ended December 31, 2018 increased $32 million as compared to the corresponding period of fiscal 2018 primarily due to the $45 million net benefit related to News UK’s exit from the partnership for Sun Bets in the first quarter of fiscal 2019. Circulation and subscription revenues increased $13 million as compared to the corresponding period of fiscal 2018 mainly due to cover and subscription price increases and digital subscriber growth, primarily at The Wall Street Journal and in Australia, and the impact of the adoption of the new revenue recognition standard, primarily in Australia. These increases were partially offset by lower single-copy sales in the U.K., primarily at The Sun, and in Australia and the $22 million negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $62 million for the six months ended December 31, 2018 as compared to the corresponding period of fiscal 2018.

Segment EBITDA at the News and Information Services segment increased $21 million, or 10%, for the six months ended December 31, 2018 as compared to the corresponding period of fiscal 2018. The increase was mainly due to higher contribution from Dow Jones of $15 million, primarily related to the higher revenues discussed above, and from News Corp Australia of $15 million, primarily due to lower newsprint, production and distribution costs and cost savings initiatives.

Dow Jones

Revenues were $417 million for the three months ended December 31, 2018, an increase of $16 million, or 4%, as compared to revenues of $401 million in the corresponding period of fiscal 2018. Circulation and subscription revenues increased $15 million, primarily due to the $11 million impact from digital subscriber growth and digital subscription price increases at The Wall Street Journal, as well as $5 million of higher professional information business revenues led by Risk & Compliance. Advertising revenues were flat, as digital advertising growth offset weakness in the print advertising market.

Revenues were $779 million for the six months ended December 31, 2018, an increase of $28 million, or 4%, as compared to revenues of $751 million in the corresponding period of fiscal 2018. Circulation and subscription revenues increased $30 million, primarily due to the $24 million impact from digital subscriber growth and digital subscription price increases at The Wall Street Journal, as well as $9 million of higher professional information business revenues led by Risk & Compliance. Advertising revenues were relatively flat, as digital advertising growth offset weakness in the print advertising market.

News Corp Australia

Revenues at the Australian newspapers were $309 million for the three months ended December 31, 2018, a decrease of $15 million, or 5%, compared to revenues of $324 million in the corresponding period of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $22 million, or 7%, for the three months ended December 31, 2018 as compared to the corresponding period of fiscal 2018. Advertising revenues decreased $14 million, primarily due to the $13 million negative impact of foreign currency fluctuations and the $12 million impact of weakness in the print advertising market, partially offset by a $7 million increase due to digital advertising growth. Circulation and subscription revenues decreased $4 million primarily due to the $7 million negative impact of foreign currency fluctuations and print volume declines, partially offset by the impact of the adoption of the new revenue recognition standard, subscription price increases and digital subscriber growth.

Revenues at the Australian newspapers were $618 million for the six months ended December 31, 2018, a decrease of $38 million, or 6%, compared to revenues of $656 million in the corresponding period of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $47 million, or 7%, for the six months ended December 31, 2018 as compared to the corresponding period of fiscal 2018. Advertising revenues decreased $35 million, primarily due to the $27 million impact of weakness in the print advertising market and the $27 million negative impact of foreign currency fluctuations, partially offset by the $14 million increase due to digital advertising growth. Circulation and subscription revenues decreased $7 million primarily due to the $15 million negative impact of foreign currency fluctuations and print volume declines, partially offset by the impact of the adoption of the new revenue recognition standard, subscription price increases and digital subscriber growth.

News UK

Revenues were $254 million for the three months ended December 31, 2018, a decrease of $27 million, or 10%, as compared to revenues of $281 million in the corresponding period of fiscal 2018. The decrease was due in large part to lower Other revenues of $14 million, mainly due to lower brand partnership revenues and the absence of revenues from Sun Bets resulting from the exit of the partnership in the first quarter of fiscal 2019. Advertising revenues decreased $7 million, primarily due to weakness in the print advertising market. Circulation and subscription revenues decreased $6 million, primarily due to single-copy volume declines, mainly at The Sun, partially offset by the impact of cover price increases across mastheads. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $8 million for the three months ended December 31, 2018 as compared to the corresponding period of fiscal 2018.

Revenues were $540 million for the six months ended December 31, 2018, an increase of $4 million, or 1%, as compared to revenues of $536 million in the corresponding period of fiscal 2018. The increase was due to higher Other revenues of $29 million, mainly due to the $45 million net benefit related to the exit from the partnership for Sun Bets in the first quarter of fiscal 2019. The increase was partially offset by lower Advertising revenues of $14 million, primarily due to weakness in the print advertising market. Circulation and subscription revenues decreased $11 million, primarily due to single-copy volume declines, mainly at The Sun, partially offset by the impact of cover price increases across mastheads. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $9 million for the six months ended December 31, 2018 as compared to the corresponding period of fiscal 2018.

News America Marketing

Revenues at News America Marketing were $198 million for the three months ended December 31, 2018, a decrease of $14 million, or 7%, as compared to revenues of $212 million in the corresponding period of fiscal 2018. The decrease was primarily related to $7 million of lower in-store revenues, primarily due to lower customer spending, and $7 million of lower home delivered revenues, which include free-standing insert products, mainly due to lower volume.

Revenues at News America Marketing were $419 million for the six months ended December 31, 2018, a decrease of $27 million, or 6%, as compared to revenues of $446 million in the corresponding period of fiscal 2018. The decrease was primarily related to $25 million of lower home delivered revenues, which include free-standing insert products, mainly due to lower volume.

Subscription Video Services (22% and 6% of the Company’s consolidated revenues in the six months ended December 31, 2018 and 2017, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$490	$102	$388	**	$981	$218	$763	**
Advertising	55	16	39	**	112	42	70	**
Other	17	2	15	**	34	5	29	**

Total Revenues	562	120	442	**	1,127	265	862	**
Operating expenses	(411)	(75)	(336)	**	(735)	(182)	(553)	**
Selling, general and administrative	(67)	(12)	(55)	**	(195)	(23)	(172)	**

Segment EBITDA	$84	$33	$51	**	$197	$60	$137	**

** not meaningful

For the three months ended December 31, 2018, revenues at the Subscription Video Services segment increased $442 million and Segment EBITDA increased $51 million as compared to the corresponding period of fiscal 2018. The revenue and Segment EBITDA increases for the three months ended December 31, 2018 were primarily due to the Transaction, which contributed $446 million of revenue and $54 million of Segment EBITDA during the three months ended December 31, 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $13 million for the three months ended December 31, 2018 as compared to the corresponding period of fiscal 2018. See “Results of Operations—For the three and six months ended December 31, 2018 (as reported) versus the three and six months ended December 31, 2017 (pro forma)” below for additional details.

For the six months ended December 31, 2018, revenues at the Subscription Video Services segment increased $862 million and Segment EBITDA increased $137 million as compared to the corresponding period of fiscal 2018. The revenue and Segment EBITDA increases for the six months ended December 31, 2018 were primarily due to the Transaction, which contributed $871 million of revenue and $140 million of Segment EBITDA during the six months ended December 31, 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $17 million for the six months ended December 31, 2018 as compared to the corresponding period of fiscal 2018. See “Results of Operations—For the three and six months ended December 31, 2018 (as reported) versus the three and six months ended December 31, 2017 (pro forma)” below for additional details.

Book Publishing (18% and 21% of the Company’s consolidated revenues in the six months ended December 31, 2018 and 2017, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$478	$453	$25	6%	$878	$839	$39	5%
Other	18	16	2	13%	36	31	5	16%

Total Revenues	496	469	27	6%	914	870	44	5%
Operating expenses	(322)	(306)	(16)	(5)%	(597)	(583)	(14)	(2)%
Selling, general and administrative	(86)	(85)	(1)	(1)%	(161)	(161)	—	—

Segment EBITDA	$88	$78	$10	13%	$156	$126	$30	24%

For the three months ended December 31, 2018, revenues at the Book Publishing segment increased $27 million, or 6%, as compared to the corresponding period of fiscal 2018. The increase was primarily due to strong sales in the general books category, primarily Homebody: A Guide to Creating Spaces You Never Want to Leave by Joanna Gaines and The Next Person You Meet in Heaven by Mitch Albom, and the continued success of Girl Wash Your Face by Rachel Hollis in the Christian publishing category. These increases were partially offset by the $18 million impact of the adoption of the new revenue recognition standard and the $7 million negative impact of foreign currency fluctuations. Digital sales represented approximately 17% of Consumer revenues during the three months ended December 31, 2018. Digital sales increased approximately 12% as compared to the corresponding period of fiscal 2018 primarily due to growth in downloadable audio books.

For the three months ended December 31, 2018, Segment EBITDA at the Book Publishing segment increased $10 million, or 13%, as compared to the corresponding period of fiscal 2018. The increase was primarily due to the higher revenues discussed above.

For the six months ended December 31, 2018, revenues at the Book Publishing segment increased $44 million, or 5%, as compared to the corresponding period of fiscal 2018. The increase was primarily due to strong frontlist and backlist sales in the general books category, including Homebody: A Guide to Creating Spaces You Never Want to Leave by Joanna Gaines and The Subtle Art Of Not Giving A F*ck by Mark Manson, as well as the continued success of Girl Wash Your Face by Rachel Hollis in the Christian publishing category and The Hate U Give by Angie Thomas in the children’s books category. These increases were partially offset by the $30 million impact of the adoption of the new revenue recognition standard and the $10 million negative impact of foreign currency fluctuations. Digital sales represented approximately 19% of Consumer revenues during the six months ended December 31, 2018. Digital sales increased approximately 12% as compared to the corresponding period of fiscal 2018 primarily due to growth in downloadable audio books.

For the six months ended December 31, 2018, Segment EBITDA at the Book Publishing segment increased $30 million, or 24%, as compared to the corresponding period of fiscal 2018. The increase was primarily due to the higher revenues discussed above and the mix of titles.

Digital Real Estate Services (12% and 13% of the Company’s consolidated revenues in the six months ended December 31, 2018 and 2017, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$13	$14	$(1)	(7)%	$27	$28	$(1)	(4)%
Advertising	31	34	(3)	(9)%	62	70	(8)	(11)%
Real estate	248	222	26	12%	475	425	50	12%
Other	19	22	(3)	(14)%	40	40	—	—

Total Revenues	311	292	19	7%	604	563	41	7%
Operating expenses	(42)	(32)	(10)	(31)%	(77)	(65)	(12)	(18)%
Selling, general and administrative	(148)	(141)	(7)	(5)%	(301)	(284)	(17)	(6)%

Segment EBITDA	$121	$119	$2	2%	$226	$214	$12	6%

For the three months ended December 31, 2018, revenues at the Digital Real Estate Services segment increased $19 million, or 7%, as compared to the corresponding period of fiscal 2018. Revenues at Move increased $12 million, or 11%, to $122 million for the three months ended December 31, 2018 from $110 million in the corresponding period of fiscal 2018 primarily due to an $8 million increase in ConnectionsSM Plus product revenues driven by growth in leads and customers and higher yield and the acquisition of Opcity. At REA Group, revenues increased $11 million, or 6%, to $189 million for the three months ended December 31, 2018 from $178 million in the corresponding period of fiscal 2018. The higher revenues were primarily due to an increase in Australian residential depth revenue driven by favorable product mix and price increases, partially offset by the $13 million negative impact of foreign currency fluctuations and softness in listing volumes which are expected to continue in the near term.

For the three months ended December 31, 2018, Segment EBITDA at the Digital Real Estate Services segment increased $2 million, or 2%, as compared to the corresponding period of fiscal 2018. The increase in Segment EBITDA was primarily the result of the higher revenues noted above, partially offset by a decrease of $7 million at Move associated with the acquisition of Opcity. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA decrease of $8 million for the three months ended December 31, 2018 as compared to the corresponding period of fiscal 2018.

For the six months ended December 31, 2018, revenues at the Digital Real Estate Services segment increased $41 million, or 7%, as compared to the corresponding period of fiscal 2018. At REA Group, revenues increased $26 million, or 8%, to $362 million for the six months ended December 31, 2018 from $336 million in the corresponding period of fiscal 2018. The higher revenues were primarily due to an increase in Australian residential depth revenue driven by favorable product mix and price increases as well as the acquisitions of Smartline and Hometrack Australia, partially offset by the $27 million negative impact of foreign currency fluctuations. Revenues at Move increased $23 million, or 11%, to $240 million for the six months ended December 31, 2018 from $217 million in the corresponding period of fiscal 2018 primarily due to an increase in ConnectionsSM Plus product revenues driven by growth in leads and customers and higher yield and the acquisition of Opcity.

For the six months ended December 31, 2018, Segment EBITDA at the Digital Real Estate Services segment increased $12 million, or 6%, as compared to the corresponding period of fiscal 2018. The increase in Segment EBITDA was primarily the result of the higher revenues noted above which were partially offset by $15 million in higher costs associated with higher revenues, the $7 million decrease at Move associated with the acquisition of Opcity and $7 million of higher marketing costs, primarily at Move, to drive audience growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA decrease of $16 million for the six months ended December 31, 2018 as compared to the corresponding period of fiscal 2018.

Results of Operations—For the three and six months ended December 31, 2018 (as reported) versus the three and six months ended December 31, 2017 (pro forma)

The following supplemental unaudited pro forma information for the three and six months ended December 31, 2017 reflects the Company’s results of operations as if the Transaction had occurred on July 1, 2016. The Company believes that the presentation of this supplemental information enhances comparability across the reporting periods. The information was prepared in accordance with Article 11 of Regulation S-X and is based on historical results of operations of News Corp and Foxtel, adjusted for the effect of Transaction-related accounting adjustments, as described below. Pro forma adjustments were based on available information and assumptions regarding impacts that are directly attributable to the Transaction, are factually supportable, and are expected to have a continuing impact on the combined results. In addition, the pro forma information is provided for supplemental and informational purposes only, and is not necessarily indicative of what the Company’s results of operations would have been, or the Company’s future results of operations, had the Transaction actually occurred on the date indicated. As only the financial results for the Subscription Video Services segment were adjusted due to the presentation of this pro forma supplemental information, the Company is only providing a supplemental analysis for this segment below, under “Segment Analysis (pro forma)”. The unaudited pro forma information should be read in conjunction with other sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report.

	Pro Forma (unaudited) For the three months ended December 31, 2017
(in millions, except per share amounts)	News Corp Historical (a)	Foxtel Historical (b)	Transaction Adjustments		Pro Forma
Revenues:
Circulation and subscription	$637	$533	$(87	)(c)(d)	$1,083
Advertising	717	50	—		767
Consumer	453	—	—		453
Real estate	222	—	—		222
Other	151	15	—		166

Total Revenues	2,180	598	(87)		2,691
Operating expenses	(1,139)	(372)	91	(c)(e)	(1,420)
Selling, general and administrative	(713)	(110)	2	(f)	(821)
Depreciation and amortization	(100)	(59)	(8	)(g)(h)(i)	(167)
Impairment and restructuring charges	(12)	—	—		(12)
Equity losses of affiliates	(18)	—	(1	)(j)	(19)
Interest income (expense), net	1	(21)	—		(20)
Other, net	(30)	—	—		(30)

Income before income tax expense	169	36	(3)		202
Income tax expense	(235)	(4)	2	(k)	(237)

Net (loss) income	(66)	32	(1)		(35)
Less: Net income attributable to noncontrolling interests	(17)	—	(20	)(l)	(37)

Net (loss) income attributable to News Corporation	$(83)	$32	$(21)		$(72)

Net loss available to News Corporation stockholders per share	$(0.14)				$(0.12)

	Pro Forma (unaudited)
	For the six months ended December 31, 2017
	News Corp Historical (a)	Foxtel Historical (b)	Transaction Adjustments		Pro Forma
(in millions, except per share amounts)
Revenues:
Circulation and subscription	$1,288	$1,107	$(185	)(c)(d)	$2,210
Advertising	1,399	99	—		1,498
Consumer	839	—	—		839
Real estate	425	—	—		425
Other	287	25	—		312

Total Revenues	4,238	1,231	(185)		5,284
Operating expenses	(2,288)	(766)	193	(c)(e)	(2,861)
Selling, general and administrative	(1,374)	(227)	3	(f)	(1,598)
Depreciation and amortization	(197)	(118)	(18	)(g)(h)(i)	(333)
Impairment and restructuring charges	(27)	(3)	—		(30)
Equity (losses) earnings of affiliates	(28)	3	4	(j)	(21)
Interest income (expense), net	7	(53)	—		(46)
Other, net	(21)	(1)	—		(22)

Income before income tax expense	310	66	(3)		373
Income tax expense	(289)	(10)	5	(k)	(294)

Net income	21	56	2		79
Less: Net income attributable to noncontrolling interests	(36)	—	(34	)(l)	(70)

Net (loss) income attributable to News Corporation	$(15)	$56	$(32)		$9

Net (loss) income available to News Corporation stockholders per share	$(0.03)				$0.02

Notes to the unaudited pro forma statements:

(a)

Reflects the historical results of operations of News Corporation. As the acquisition of a controlling interest in Foxtel was completed on April 3, 2018, Foxtel is reflected in our historical Statements of Operations from April 3, 2018 onwards.

(b)

Reflects the historical results of operations of Foxtel to the date of the Transaction. From April 3, 2018 onwards, Foxtel is included in the historical results of operations of News Corporation. The Statements of Operations of Foxtel are derived from its historical financial statements for the three and six months ended December 31, 2017. The Statements of Operations for the three and six months ended December 31, 2017 reflect Foxtel’s Statements of Operations on a U.S. GAAP basis and translated from Australian dollars to U.S. dollars, the reporting currency of the combined group, using the quarterly average rate for each period presented. Additionally, certain balances within Foxtel’s historical financial information were reclassified to be consistent with the Company’s presentation.

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

(f)

Reflects the removal of transaction expenses directly related to the Transaction that are included in News Corp’s historical Statements of Operations for the three and six months ended December 31, 2017. These costs are considered to be non-recurring in nature, and as such, have been excluded from the pro forma Statements of Operations.

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

(k)

In determining the tax rate to apply to our pro forma adjustments we used the Australian statutory rate of 30%, which is the jurisdiction in which the business operates. However, in certain instances, the effective tax rate applied to certain adjustments differs from the statutory rate primarily as a result of certain valuation allowances on deferred tax assets, based on the Company’s historical tax profile in Australia.

(l)	Represents the adjustment, as a result of the Transaction, to reflect the noncontrolling interest of the combined company on a pro forma basis.

The following table sets forth the Company’s unaudited operating results for the three and six months ended December 31, 2018 and its unaudited pro forma operating results for the three and six months ended December 31, 2017.

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
(in millions, except %)	As reported	Pro forma	Better/(Worse)		As reported	Pro forma	Better/(Worse)
Revenues:
Circulation and subscription	$1,029	$1,083	$(54)	(5)%	$2,063	$2,210	$(147)	(7)%
Advertising	718	767	(49)	(6)%	1,382	1,498	(116)	(8)%
Consumer	478	453	25	6%	878	839	39	5%
Real estate	248	222	26	12%	475	425	50	12%
Other	154	166	(12)	(7)%	353	312	41	13%

Total Revenues	2,627	2,691	(64)	(2)%	5,151	5,284	(133)	(3)%
Operating expenses	(1,484)	(1,420)	(64)	(5)%	(2,824)	(2,861)	37	1%
Selling, general and administrative	(773)	(821)	48	6%	(1,599)	(1,598)	(1)	—
Depreciation and amortization	(163)	(167)	4	2%	(326)	(333)	7	2%
Impairment and restructuring charges	(19)	(12)	(7)	(58)%	(37)	(30)	(7)	(23)%
Equity losses of affiliates	(6)	(19)	13	68%	(9)	(21)	12	57%
Interest expense, net	(15)	(20)	5	25%	(31)	(46)	15	33%
Other, net	7	(30)	37	**	27	(22)	49	**

Income before income tax expense	174	202	(28)	(14)%	352	373	(21)	(6)%
Income tax expense	(55)	(237)	182	77%	(105)	(294)	189	64%

Net income (loss)	119	(35)	154	**	247	79	168	**
Less: Net income attributable to noncontrolling interests	(24)	(37)	13	35%	(51)	(70)	19	27%

Net income (loss) attributable to News Corporation	$95	$(72)	$167	**	$196	$9	$187	**

** not meaningful

Revenues (pro forma)– Revenues decreased $64 million, or 2%, and $133 million, or 3%, for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018.

The Revenue decrease for the three months ended December 31, 2018 was mainly attributable to a $69 million decrease in revenues at the Subscription Video Services segment primarily resulting from the $39 million negative impact of foreign currency fluctuations and lower subscription revenues due to lower broadcast subscribers and changes in the subscriber package mix, partially offset by $7 million of higher revenues from Foxtel Now as well as lower revenues at the News and Information Services segment of $41 million, primarily due to weakness in the print advertising market. The Revenue decrease was partially offset by higher revenues of $27 million and $19 million at the Book Publishing and Digital Real Estate Services segments, respectively. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $93 million for the three months ended December 31, 2018, as compared to the corresponding period of fiscal 2018.

The Revenue decrease for the six months ended December 31, 2018 was mainly attributable to a $184 million decrease in revenues at the Subscription Video Services segment primarily resulting from the $84 million negative impact of foreign currency fluctuations and lower subscription revenues due to lower broadcast subscribers and changes in the subscriber package mix and lower advertising revenues, partially offset by $16 million of higher revenues from Foxtel Now. Revenues at the News and Information Services segment decreased $34 million, primarily due to weakness in the print advertising market. The revenue decrease was partially offset by higher revenues of $44 million and $41 million at the Book Publishing and Digital Real Estate Services segments, respectively. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $183 million for the six months ended December 31, 2018, as compared to the corresponding period of fiscal 2018.

Operating expenses (pro forma)– Operating expenses increased $64 million, or 5%, and decreased $37 million, or 1%, for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018.

The increase in Operating expenses for the three months ended December 31, 2018 was mainly due to higher operating expenses of $55 million at the Subscription Video Services segment primarily resulting from higher sports programming and production costs, including approximately $26 million related to Cricket Australia, partially offset by the $28 million positive impact of foreign currency fluctuations, and higher operating expenses of $16 million and $10 million at the Book Publishing and Digital Real Estate Services segments, respectively. The operating expense increase was partially offset by lower operating expenses of $13 million at the News and Information Services segment, primarily at News Corp Australia, due to the $12 million positive impact of foreign currency fluctuations, lower newsprint, production and distribution costs and cost savings initiatives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $49 million for the three months ended December 31, 2018, as compared to the corresponding period of fiscal 2018.

The decrease in Operating expenses for the six months ended December 31, 2018 was mainly due to lower operating expenses of $36 million at the News and Information Services segment, primarily at News Corp Australia, due to the $25 million positive impact of foreign currency fluctuations, lower newsprint, production and distribution costs and cost savings initiatives as well as lower operating expenses of $20 million at the Subscription Video Services segment, primarily resulting from the $54 million positive impact of foreign currency fluctuations and lower non-sports programming and pay-per-view costs, partially offset by higher sports programming and production costs, including approximately $26 million related to Cricket Australia. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $91 million for the six months ended December 31, 2018, as compared to the corresponding period of fiscal 2018.

Selling, general and administrative (pro forma)– Selling, general and administrative expenses decreased $48 million, or 6%, and increased $1 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018.

The decrease in Selling, general and administrative expenses for the three months ended December 31, 2018 was primarily due to lower expenses at the Subscription Video Services segment of $53 million primarily resulting from lower customer service and installation costs and the positive impact of foreign currency fluctuations, partially offset by approximately $9 million of higher marketing costs associated with the launch of Kayo Sports. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $27 million for the three months ended December 31, 2018, as compared to the corresponding period of fiscal 2018.

The increase in Selling, general and administrative expenses for the six months ended December 31, 2018 was primarily due to the absence of the $46 million impact from the reversal of a portion of the previously accrued liability for the U.K. Newspaper Matters and the corresponding receivable from 21st Century Fox as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes in the first quarter of fiscal 2018 and higher expenses at the Digital Real Estate Services segment primarily resulting from higher marketing costs, primarily at Move. The increase was offset by lower expenses at the Subscription Video Services segment of $52 million primarily related to lower customer service installation costs and the positive impact of foreign currency fluctuations, partially offset by approximately $9 million of higher marketing costs associated with the launch of Kayo Sports. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $56 million for the six months ended December 31, 2018, as compared to the corresponding period of fiscal 2018.

Depreciation and amortization (pro forma)– Depreciation and amortization expense decreased $4 million, or 2%, and $7 million, or 2%, for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $8 million and $14 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018.

Impairment and restructuring charges (pro forma)– During the three and six months ended December 31, 2018 the Company recorded restructuring charges of $19 million and $37 million, respectively, primarily related to employee termination benefits at the News and Information Services segment. During the three and six months ended December 31, 2017 the Company recorded restructuring charges of $12 million and $30 million, respectively, primarily related to employee termination benefits at the News and Information Services segment.

Equity losses of affiliates (pro forma)– Equity losses of affiliates decreased $13 million and $12 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018. The decrease in losses for the three and six months ended December 31, 2018 was primarily due to the absence of $13 million in non-cash write-downs of certain equity method investments recognized in the second quarter of fiscal 2018.

Interest expense, net (pro forma)– Interest expense, net was $15 million and $31 million for the three and six months ended December 31, 2018, respectively, as compared to $20 million and $46 million in the corresponding periods of fiscal 2018.

The decrease in interest expense for the three months ended December 31, 2018 was primarily due to lower third party interest expense as well as higher interest income.

The decrease in interest expense for the six months ended December 31, 2018 was primarily due to lower interest expense resulting from the repayment of the Foxtel shareholder note in the first quarter of fiscal 2018, lower third party interest expense as well as higher interest income.

Other, net (pro forma)– Other, net improved by $37 million and $49 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to dividends received from equity method investments in the second quarter of fiscal 2019.

Income tax expense (pro forma)– For the three months ended December 31, 2018, the Company recorded a tax charge of $55 million on pre-tax income of $174 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the six months ended December 31, 2018, the Company recorded a tax charge of $105 million on pre-tax income of $352 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the three months ended December 31, 2017, the Company recorded a tax expense of $237 million on pre-tax income of $202 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate primarily resulted from the enactment of the Tax Act, which caused an increase in income tax expense of approximately $174 million.

For the six months ended December 31, 2017, the Company recorded a tax expense of $294 million on pre-tax income of $373 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate primarily resulted from the enactment of the Tax Act, which caused an increase in income tax expense of approximately $174 million.

Net income (loss) (pro forma)– Net income improved by $154 million and $168 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to the absence of the $174 million negative impact of the Tax Act recognized in the second quarter of fiscal 2018 and higher Other, net, partially offset by lower Total Segment EBITDA.

Net income attributable to noncontrolling interests (pro forma)– Net income attributable to noncontrolling interests decreased by $13 million and $19 million for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods of fiscal 2018, primarily due to lower performance at new Foxtel, partially offset by higher results at REA Group.

Segment Analysis (pro forma)

The following table reconciles unaudited reported and pro forma Net income (loss) to unaudited reported and pro forma Total Segment EBITDA for the three and six months ended December 31, 2018 and 2017, respectively:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2018	2017	2018	2017
(in millions)	As reported	Pro forma	As reported	Pro forma
Net income (loss)	$119	$(35)	$247	$79
Add:
Income tax expense	55	237	105	294
Other, net	(7)	30	(27)	22
Interest expense, net	15	20	31	46
Equity losses of affiliates	6	19	9	21
Impairment and restructuring charges	19	12	37	30
Depreciation and amortization	163	167	326	333

Total Segment EBITDA	$370	$450	$728	$825

The following tables set forth the Company’s reported Revenues and Segment EBITDA for the three and six months ended December 31, 2018 and pro forma Revenues and Segment EBITDA for the three and six months ended December 31, 2017:

	For the three months ended December 31,				For the six months ended December 31,
	2018		2017		2018		2017
	As reported		Pro forma		As reported		Pro forma
		Segment		Segment		Segment		Segment
(in millions)	Revenues	EBITDA	Revenues	EBITDA	Revenues	EBITDA	Revenues	EBITDA
News and Information Services	$1,257	$120	$1,298	$141	$2,505	$236	$2,539	$215
Subscription Video Services	562	84	631	155	1,127	197	1,311	309
Book Publishing	496	88	469	78	914	156	870	126
Digital Real Estate Services	311	121	292	119	604	226	563	214
Other	1	(43)	1	(43)	1	(87)	1	(39)

Total	$2,627	$370	$2,691	$450	$5,151	$728	$5,284	$825

Subscription Video Services (pro forma) (22% and 25% of the Company’s consolidated revenues in the six months ended December 31, 2018 and 2017, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2018	2017	Change	% Change	2018	2017	Change	% Change
(in millions, except %)	As reported	Pro forma	Better/(Worse)		As reported	Pro forma	Better/(Worse)
Revenues:
Circulation and subscription	$490	$548	$(58)	(11)%	$981	$1,140	$(159)	(14)%
Advertising	55	66	(11)	(17)%	112	141	(29)	(21)%
Other	17	17	—	—	34	30	4	13%

Total Revenues	562	631	(69)	(11)%	1,127	1,311	(184)	(14)%
Operating expenses	(411)	(356)	(55)	(15)%	(735)	(755)	20	3%
Selling, general and administrative	(67)	(120)	53	44%	(195)	(247)	52	21%

Segment EBITDA	$84	$155	$(71)	(46)%	$197	$309	$(112)	(36)%

For the three months ended December 31, 2018, revenues at the Subscription Video Services segment decreased $69 million, or 11%, as compared to the corresponding period of fiscal 2018. The revenue decrease was primarily due to the $39 million negative impact of foreign currency fluctuations and lower subscription revenues due to lower broadcast subscribers and changes in the subscriber package mix, partially offset by $7 million of higher revenues from Foxtel Now.

For the three months ended December 31, 2018, Segment EBITDA at the Subscription Video Services segment decreased $71 million, or 46%, as compared to the corresponding period of fiscal 2018. The decrease in Segment EBITDA was primarily due to the lower revenues discussed above, higher sports programming and production costs, including approximately $26 million related to Cricket Australia, and higher marketing costs of approximately $9 million associated with the launch of Kayo Sports.

For the six months ended December 31, 2018, revenues at the Subscription Video Services segment decreased $184 million, or 14%, as compared to the corresponding period of fiscal 2018. The revenue decrease was primarily due to the $84 million negative impact of foreign currency, lower subscription revenues due to lower broadcast subscribers and changes in the subscriber package mix and lower advertising revenues, partially offset by $16 million of higher revenues from Foxtel Now.

For the six months ended December 31, 2018, Segment EBITDA at the Subscription Video Services segment decreased $112 million, or 36%, as compared to the corresponding period of fiscal 2018. The decrease in Segment EBITDA was primarily due to the lower revenues discussed above, higher sports programming and production costs, including approximately $26 million related to Cricket Australia, and higher marketing costs of approximately $9 million associated with the launch of Kayo Sports, partially offset by lower non-sports programming and pay-per-view costs.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of December 31, 2018, the Company’s cash and cash equivalents were $1.62 billion. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future, including repayment of indebtedness. The Company also has available borrowing capacity under the Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit rating or absence of a credit rating and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the current state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for further discussion.

As of December 31, 2018, the Company’s consolidated assets included $694 million in cash and cash equivalents that were held by its foreign subsidiaries. $42 million of this amount is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company. The Tax Act was enacted on December 22, 2017. As part of the transition to the new partial territorial tax system, the Tax Act imposes a one-time tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries. It is estimated that the deemed repatriation tax will be approximately $26 million, which was recorded to income tax expense in fiscal 2018. The U.S. Treasury Department released additional guidance and proposed regulations during the past year. The Company undertook a review of the guidance and proposed regulations and determined that there were no material changes to the deemed repatriation tax of approximately $26 million.

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

Issuer Purchases of Equity Securities

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the six months ended December 31, 2018. Through February 1, 2019, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of February 1, 2019 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

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

Sources and Uses of Cash—For the six months ended December 31, 2018 versus the six months ended December 31, 2017

Net cash provided by operating activities for the six months ended December 31, 2018 and 2017 was as follows (in millions):

For the six months ended December 31,	2018	2017
Net cash provided by operating activities	$358	$204

Net cash provided by operating activities increased by $154 million for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017. The increase was primarily due to higher Total Segment EBITDA and lower cash tax payments of $24 million, partially offset by $35 million in higher cash paid for interest.

Net cash used in investing activities for the six months ended December 31, 2018 and 2017 was as follows (in millions):

For the six months ended December 31,	2018	2017
Net cash used in investing activities	$(409)	$(176)

Net cash used in investing activities was $409 million and $176 million for the six months ended December 31, 2018 and 2017, respectively.

During the six months ended December 31, 2018, the Company used $264 million of cash for capital expenditures, of which $139 million related to new Foxtel, and $185 million of cash for acquisitions, primarily for the acquisition of Opcity. During the six months ended December 31, 2017, the Company used $128 million for capital expenditures and $53 million of cash for acquisitions, primarily for the acquisition of Smartline.

Net cash used in financing activities for the six months ended December 31, 2018 and 2017 was as follows (in millions):

For the six months ended December 31,	2018	2017
Net cash used in financing activities	$(333)	$(202)

The Company had net cash used in financing activities of $333 million for the six months ended December 31, 2018 as compared to net cash used in financing activities of $202 million for the six months ended December 31, 2017. The increase primarily relates to the repayment of borrowings of $470 million, mainly related to repayment of borrowings for new Foxtel and at REA Group, and the redemption of the Company’s redeemable preferred stock of $20 million, partially offset by new borrowings by new Foxtel of $263 million.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the six months ended December 31,
	2018	2017
	(in millions)
Net cash provided by operating activities	$358	$204
Less: Capital expenditures	(264)	(128)

	94	76
Less: REA Group free cash flow	(105)	(93)
Plus: Cash dividends received from REA Group	37	33

Free cash flow available to News Corporation	$26	$16

Free cash flow available to News Corporation improved by $10 million in the six months ended December 31, 2018 to $26 million from $16 million in the corresponding period of fiscal 2018, primarily due to higher cash provided by operating activities as discussed above, partially offset by higher capital expenditures.

Borrowings

As of December 31, 2018, the Company had total borrowings of $1.68 billion, including the current portion. The Company’s borrowings as of such date reflect $1.46 billion of outstanding debt incurred by certain subsidiaries of new Foxtel (together with new Foxtel, the “Foxtel Group”) that the Company consolidated upon completion of the Transaction. The Foxtel Group debt includes U.S. private placement senior unsecured notes and drawn amounts under its revolving credit facilities, with maturities ranging from 2019 to 2024. Approximately $351 million and $365 million aggregate principal amount outstanding will mature during fiscal 2019 and 2020, respectively, and the Company expects to fund these debt repayments primarily with new borrowings. The Foxtel Group’s borrowings are guaranteed by certain members of the Foxtel Group. In accordance with ASC 805, these debt instruments were recorded at fair value as of the Transaction date. During the six months ended December 31, 2018, the Foxtel Group had repayments of $383 million and borrowings of $263 million under its working capital facility.

The Company’s borrowings as of December 31, 2018 also reflect the indebtedness of REA Group. During the six months ended December 31, 2018, REA Group repaid $87 million (A$120 million) for its unsecured loan facility due December 2018. The remaining borrowings of approximately $169 million (A$240 million) will mature in December 2019, and the Company expects REA Group to fund this debt repayment primarily with cash on hand.

The Company has additional borrowing capacity under its unsecured $650 million revolving credit facility (the “Facility”), which can be increased up to a maximum amount of $900 million at the Company’s request. The lenders’ commitments to make the Facility available terminate on October 23, 2020, provided the Company may request that the commitments be extended under certain circumstances for up to two additional one-year periods. As of the date of this filing, the Company has not borrowed any funds under the Facility. In addition, the Company has $306 million of undrawn commitments under the Foxtel Group’s revolving credit facilities.

The Company’s borrowings contains customary representations, covenants, and events of default. The Company was in compliance with all such covenants at December 31, 2018.

See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including certain information about interest rates and maturities related to such debt arrangements.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of December 31, 2018 have not changed significantly from the disclosures included in the 2018 Form 10-K.

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

(b) Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the discussion set forth under “Legal Proceedings” in the Company’s 2018 Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s 2018 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three and six months ended December 31, 2018 and 2017 (unaudited); (ii) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended December 31, 2018 and 2017 (unaudited); (iii) Consolidated Balance Sheets as of December 31, 2018 (unaudited) and June 30, 2018 (audited); (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

* Filed herewith. ** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Susan Panuccio
Susan Panuccio
Chief Financial Officer

Date: February 8, 2019