Form 10-Q
period 2019-03-31
NEWS CORP
filed 2019-05-10
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-35769

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	NWSA	The Nasdaq Global Select Market
Class B Common Stock, par value $0.01 per share	NWS	The Nasdaq Global Select Market
Class A Preferred Stock Purchase Rights	N/A	The Nasdaq Global Select Market
Class B Preferred Stock Purchase Rights	N/A	The Nasdaq Global Select Market

As of May 3, 2019, 385,531,724 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; millions, except per share amounts)

		For the three months ended		For the nine months ended
		March 31,		March 31,
	Notes	2019	2018	2019	2018
Revenues:
Circulation and subscription		$1,025	$659	$3,088	$1,947
Advertising		670	702	2,052	2,101
Consumer		403	381	1,281	1,220
Real estate		218	208	693	633
Other		141	143	494	430

Total Revenues	2	2,457	2,093	7,608	6,331
Operating expenses		(1,400)	(1,151)	(4,224)	(3,439)
Selling, general and administrative		(810)	(761)	(2,409)	(2,135)
Depreciation and amortization		(168)	(100)	(494)	(297)
Impairment and restructuring charges	4	(34)	(246)	(71)	(273)
Equity losses of affiliates	5	(4)	(974)	(13)	(1,002)
Interest (expense) income, net		(14)	2	(45)	9
Other, net	14	3	30	30	9

Income (loss) before income tax expense		30	(1,107)	382	(797)
Income tax expense	12	(7)	(3)	(112)	(292)

Net income (loss)		23	(1,110)	270	(1,089)
Less: Net income attributable to noncontrolling interests		(13)	(18)	(64)	(54)

Net income (loss) attributable to News Corporation stockholders		$10	$(1,128)	$206	$(1,143)

Basic and diluted earnings (loss) per share:	10
Net income (loss) available to News Corporation stockholders per share		$0.02	$(1.94)	$0.35	$(1.96)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; millions)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income (loss)	$23	$(1,110)	$270	$(1,089)
Other comprehensive income (loss):
Foreign currency translation adjustments	75	10	(182)	144
Net change in the fair value of cash flow hedges(a)	(5)	—	2	—
Unrealized holding gains on securities, net(b)	—	—	—	5
Benefit plan adjustments, net(c)	(3)	(9)	10	(14)
Share of other comprehensive income from equity affiliates, net(d)	—	—	—	1

Other comprehensive income (loss)	67	1	(170)	136

Comprehensive income (loss)	90	(1,109)	100	(953)
Less: Net income attributable to noncontrolling interests	(13)	(18)	(64)	(54)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(10)	2	46	(1)

Comprehensive income (loss) attributable to News Corporation stockholders	$67	$(1,125)	$82	$(1,008)

(a)	Net of income tax expense of nil and $1 million for the three and nine months ended March 31, 2019, respectively.
(b)	Net of income tax expense of $1 million and $3 million for the three and nine months ended March 31, 2018, respectively.
(c)

Net of income tax benefit of $1 million and $2 million for the three months ended March 31, 2019 and 2018, respectively, and income tax expense (benefit) of $2 million and ($4) million for the nine months ended March 31, 2019 and 2018, respectively.

(d)	Net of income tax expense of nil for the three and nine months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Millions, except share and per share amounts)

		As of	As of
	Notes	March 31, 2019	June 30, 2018
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,648	$2,034
Receivables, net	14	1,631	1,612
Inventory, net		404	376
Other current assets		564	372

Total current assets		4,247	4,394

Non-current assets:
Investments	5	347	393
Property, plant and equipment, net		2,557	2,560
Intangible assets, net		2,514	2,671
Goodwill		5,223	5,218
Deferred income tax assets	12	257	279
Other non-current assets	14	913	831

Total assets		$16,058	$16,346

Liabilities and Equity:
Current liabilities:
Accounts payable		$432	$605
Accrued expenses		1,364	1,340
Deferred revenue	2	460	516
Current borrowings	6	678	462
Other current liabilities	14	745	372

Total current liabilities		3,679	3,295

Non-current liabilities:
Borrowings	6	868	1,490
Retirement benefit obligations		237	245
Deferred income tax liabilities	12	321	389
Other non-current liabilities		495	430
Commitments and contingencies	11
Redeemable preferred stock	7	—	20
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,229	12,322
Accumulated deficit		(1,927)	(2,163)
Accumulated other comprehensive loss		(1,019)	(874)

Total News Corporation stockholders’ equity		9,289	9,291
Noncontrolling interests		1,169	1,186

Total equity	8	10,458	10,477

Total liabilities and equity		$16,058	$16,346

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 385,444,822 and 383,385,353 shares issued and outstanding, net of 27,368,413 treasury shares at par at March 31, 2019 and June 30, 2018, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at March 31, 2019 and June 30, 2018.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; millions)

		For the nine months ended
		March 31,
	Notes	2019	2018
Operating activities:
Net income (loss)		$270	$(1,089)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization		494	297
Equity losses of affiliates	5	13	1,002
Cash distributions received from affiliates		30	2
Impairment charges	4	9	225
Other, net	14	(30)	(9)
Deferred income taxes and taxes payable	12	22	182
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		37	(86)
Inventories, net		(74)	(14)
Accounts payable and other liabilities		(110)	(45)

Net cash provided by operating activities		661	465

Investing activities:
Capital expenditures		(417)	(200)
Acquisitions, net of cash acquired		(187)	(62)
Investments in equity affiliates and other		(36)	(42)
Proceeds from property, plant and equipment and other asset dispositions		99	137
Other, net		18	23

Net cash used in investing activities		(523)	(144)

Financing activities:
Borrowings	6	450	—
Repayment of borrowings	6	(801)	(93)
Dividends paid		(102)	(99)
Other, net		(48)	(42)

Net cash used in financing activities		(501)	(234)

Net change in cash and cash equivalents		(363)	87
Cash and cash equivalents, beginning of period		2,034	2,016
Exchange movement on opening cash balance		(23)	9

Cash and cash equivalents, end of period		$1,648	$2,112

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, in the first quarter of fiscal 2019, the Company reclassified Conference Sponsorship revenues at its Dow Jones reporting unit and Merchandising revenues at News America Marketing from Other revenues to Advertising revenues as the Company believes that the reclassification more accurately reflects the nature of those revenue streams. These revenue reclassifications totaled $15 million and $42 million for the three and nine months ended March 31, 2018, respectively, and $57 million for the fiscal year ended June 30, 2018.

The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2019 and fiscal 2018 include 52 weeks. All references to the three and nine months ended March 31, 2019 and 2018 relate to the three and nine months ended March 31, 2019 and April 1, 2018, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of March 31.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amended the FASB Accounting Standards Codification by creating Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). ASU 2014-09 removes inconsistencies and differences in revenue recognition requirements between GAAP and International Financial Reporting Standards and requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on a modified retrospective basis as of July 1, 2018. As a result, the Company recorded a $20 million decrease to Accumulated deficit as of July 1, 2018 to reflect the cumulative impact of its adoption of ASC 606. See Note 2—Revenues.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost (income) as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 allows for a practical expedient that permits a company to use the amounts disclosed in its pension and other postretirement benefit plans note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. ASU 2017-07 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company adopted ASU 2017-07 utilizing the practical expedient. The other components of net periodic benefit cost (income) are included in Other, net in the Statements of Operations. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Issued

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in ASU 2016-02 require lessees to recognize all leases on the balance sheet by recording a right-of-use asset and a lease liability, and lessor accounting has been updated to align with the new requirements for lessees. The new standard also provides changes to the existing sale-leaseback guidance. ASU 2016-02 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The FASB has also issued additional standards which provide additional clarification and implementation guidance on the previously issued ASU 2016-02 and have the same effective date as the original standard. The Company plans to apply this guidance on a modified retrospective basis at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings, with no restatement of prior periods. The Company has selected its lease management system and is in the process of completing its inventory of its lease contracts and implementing processes and controls to enable the preparation of the required financial information for this standard. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The amendments in ASU 2018-02 provide a reclassification from Accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act (as defined below). See Note 12— Income Taxes. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company is currently evaluating the impact ASU 2018-02 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820, “Fair Value Measurement.” ASU 2018-13 eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The amendments in ASU 2018-14 modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 eliminates the disclosures for amounts in Accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost (income) and the effect of a percentage change in health care cost trend rate. ASU 2018-14 is effective for the Company for annual and interim reporting periods beginning July 1, 2021. The Company will comply with the new disclosure requirements in ASU 2018-14 beginning with its Annual Report on Form 10-K for the fiscal year ending June 30, 2019.

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

For certain revenue streams within the Subscription Video Services, Book Publishing and News and Information Services segments, the Company previously recorded certain marketing and sales incentive payments to customers within Operating expenses and Selling, general and administrative expenses. In accordance with ASC 606, such payments are now recorded as a reduction of revenue. For the three and nine months ended March 31, 2019, revenues were $22 million and $84 million lower, respectively, as a result of this reclassification, with no impact on the Company’s net income.

•	Deferred installation revenues in the Subscription Video Services segment

Under ASC 606, each customer subscription sold is accounted for as a distinct performance obligation. Installation services are not accounted for as a distinct performance obligation and are instead included within the overall services being provided. Therefore, installation revenues are deferred and recognized over the respective customer contract term. Historically, installation revenues were deferred and recognized over the estimated customer life. For the three and nine months ended March 31, 2019, revenues were $5 million and $18 million higher, respectively, as a result of the adoption of ASC 606.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revenues and expenses for the three and nine months ended March 31, 2019 and the opening balance sheet as of July 1, 2018 under both ASC 606 and the prior standard, ASC 605 are as follows:

	For the three months ended March 31, 2019
	ASC 605	Effects of Adoption	ASC 606
	(in millions)
Revenue:
Circulation and subscription	$1,019	$6	$1,025
Advertising	673	(3)	670
Consumer	420	(17)	403
Real estate	218	—	218
Other	144	(3)	141

Total Revenues	$2,474	$(17)	$2,457
Operating expenses and Selling, general and administrative	$(2,228)	$18	$(2,210)
Net income	$22	$1	$23

	For the nine months ended March 31, 2019
	ASC 605	Effects of Adoption	ASC 606
	(in millions)
Revenue:
Circulation and subscription	$3,076	$12	$3,088
Advertising	2,055	(3)	2,052
Consumer	1,328	(47)	1,281
Real estate	693	—	693
Other	510	(16)	494

Total Revenues	$7,662	$(54)	$7,608
Operating expenses and Selling, general and administrative	$(6,706)	$73	$(6,633)
Net income	$256	$14	$270

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of July 1, 2018
	ASC 605	Effects of Adoption	ASC 606
	(in millions)
Assets:
Receivables, net	$1,612	$200	$1,812
Other current assets	372	(4)	368
Deferred income tax assets	279	2	281
Other non-current assets	831	92	923
Liabilities and Equity:
Deferred revenue	$516	$(6)	$510
Other current liabilities	372	194	566
Deferred income tax liabilities	389	11	400
Other non-current liabilities	430	71	501
Accumulated deficit	(2,163)	20	(2,143)

Disaggregated revenue

The following table presents revenue by type and segment for the three and nine months ended March 31, 2019:

	For the three months ended March 31, 2019
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$538	$474	$—	$12	$1	$1,025
Advertising	593	50	—	27	—	670
Consumer	—	—	403	—	—	403
Real estate	—	—	—	218	—	218
Other	93	15	18	15	—	141

Total Revenues	$1,224	$539	$421	$272	$1	$2,457

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2019
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,593	$1,455	$—	$39	$1	$3,088
Advertising	1,801	162	—	89	—	2,052
Consumer	—	—	1,281	—	—	1,281
Real estate	—	—	—	693	—	693
Other	335	49	54	55	1	494

Total Revenues	$3,729	$1,666	$1,335	$876	$2	$7,608

Disclosures regarding the nature, timing and uncertainty of the Company’s revenue streams across its segments are as follows:

Circulation and subscription revenues

Circulation and subscription revenues include single-copy newspaper, newspaper subscription, information services subscription and pay television broadcast subscription revenues. Circulation revenues are based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy sales) and/or digital subscriptions sold, and the associated rates charged to the customers. Single-copy revenue is recognized at a point in time on the date the newspapers are sold to distribution outlets, net of provisions for related returns.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contract liabilities and assets

The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and nine months ended March 31, 2019:

	For the three months ended March 31, 2019	For the nine months ended March 31, 2019
	(in millions)	(in millions)
Balance, beginning of period	$430	$510
Deferral of revenue	934	2,271
Recognition of deferred revenue(a)	(883)	(2,300)
Other	(21)	(21)

Balance, end of period	$460	$460

(a)

For the three and nine months ended March 31, 2019, the Company recognized approximately $241 million and $461 million, respectively, of revenue which was included in the opening deferred revenue balance for each of the respective periods.

Contract assets were immaterial for disclosure as of March 31, 2019.

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

During the three and nine months ended March 31, 2019, the Company recognized approximately $75 million and $227 million, respectively, in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of March 31, 2019 was approximately $297 million, of which approximately $39 million is expected to be recognized over the remainder of fiscal 2019, approximately $133 million is expected to be recognized in fiscal 2020, $98 million is expected to be recognized in fiscal 2021, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Assets acquired:
Cash	$78
Current assets	492
Property, plant and equipment	967
Intangible assets	861
Goodwill	1,559
Other non-current assets	268

Total assets acquired	$4,225

Liabilities assumed:
Current liabilities	$611
Long-term borrowings	1,751
Other non-current liabilities	323

Total liabilities assumed	2,685

Net assets acquired	$1,540

As a result of the Transaction, the Company recorded net tangible assets of approximately $871 million, excluding long-term borrowings, primarily consisting of property, plant and equipment, which mainly relate to digital set top units and installations and technical equipment, as well as accounts receivable, inventory, accounts payable and accruals at their estimated fair values at the completion date of the Transaction. The Company recorded outstanding borrowings of approximately $1.8 billion as a result of the Transaction. See Note 6—Borrowings.

In addition, the Company recorded approximately $0.9 billion of intangible assets of which $468 million has been allocated to subscriber relationships with a weighted-average useful life of 10 years, $270 million has been allocated to the tradenames which have an indefinite life and approximately $123 million has been allocated to advertiser relationships with a weighted-average useful life of 15 years. In accordance with ASC 350, the excess of the purchase price over the fair values of the net tangible and intangible assets of approximately $1.6 billion was recorded as goodwill on the transaction.

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

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

Fiscal 2019

During the three and nine months ended March 31, 2019, the Company recorded restructuring charges of $25 million and $62 million, respectively, of which $23 million and $55 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2019 were for employee termination benefits.

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

The Company recognized a $41 million non-cash impairment of goodwill at its FOX SPORTS Australia reporting unit. As a result of lower-than-expected revenues at Foxtel, the Company revised its future outlook for FOX SPORTS Australia whose revenues are heavily predicated on Foxtel subscribers. Based on the revised projections, the Company determined that the fair value of the reporting unit was less than its carrying value. The assumptions utilized in the income approach valuation method were a discount rate of 9.5% and a long-term growth rate of 2.0%. See Note 5—Investments.

Changes in restructuring program liabilities were as follows:

	For the three months ended March 31,
	2019				2018
	One time				One time
	employee	Facility			employee	Facility
	termination	related			termination	related
	benefits	costs	Other costs	Total	benefits	costs	Other costs	Total
	(in millions)
Balance, beginning of period	$20	$2	$11	$33	$22	$4	$10	$36
Additions	25	—	—	25	21	—	—	21
Payments	(17)	—	(1)	(18)	(22)	—	—	(22)
Other	—	—	—	—	3	—	—	3

Balance, end of period	$28	$2	$10	$40	$24	$4	$10	$38

	For the nine months ended March 31,
	2019				2018
	One time				One time
	employee	Facility			employee	Facility
	termination	related			termination	related
	benefits	costs	Other costs	Total	benefits	costs	Other costs	Total
	(in millions)
Balance, beginning of period	$29	$2	$11	$42	$33	$6	$10	$49
Additions	62	—	—	62	47	—	1	48
Payments	(61)	—	(2)	(63)	(60)	(1)	(1)	(62)
Other	(2)	—	1	(1)	4	(1)	—	3

Balance, end of period	$28	$2	$10	$40	$24	$4	$10	$38

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019, restructuring liabilities of approximately $30 million were included in the Balance Sheets in Other current liabilities and $10 million were included in Other non-current liabilities.

NOTE 5. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership
	Percentage	As of	As of
	as of March 31,	March 31,	June 30,
	2019	2019	2018
		(in millions)
Equity method investments(a)	various	$160	$173
Equity securities(b)	various	187	220

Total Investments		$347	$393

(a)

Equity method investments are primarily comprised of new Foxtel’s investment in Nickelodeon Australia Joint Venture and Elara Technologies Pte. Ltd., which operates PropTiger.com, Makaan.com. and Housing.com.

(b)	Equity securities are primarily comprised of certain investments in China and the Company’s investment in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets.

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

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
	(in millions)		(in millions)
Total gains (losses) recognized on equity securities	$6	$30	$(23)	$13
Less: Net gains recognized on equity securities sold or impaired	—	29	—	5

Unrealized gains (losses) recognized on equity securities held at end of period	$6	$1	$(23)	$8

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Equity Losses of Affiliates

The Company’s share of the losses of its equity affiliates was as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
	(in millions)		(in millions)
Foxtel(a)	$—	$(970)	$—	$(974)
Other equity affiliates, net(b)	(4)	(4)	(13)	(28)

Total Equity losses of affiliates	$(4)	$(974)	$(13)	$(1,002)

(a)

Following completion of the Transaction in April 2018, News Corp ceased accounting for Foxtel as an equity method investment and began consolidating its results in the fourth quarter of fiscal 2018. See Note 3— Acquisitions, Disposals and Other Transactions.

During the three and nine months ended March 31, 2018, the Company recognized a $957 million non-cash write-down of the carrying value of its investment in Foxtel. In the third quarter of fiscal 2018, the Company assessed the long-term prospects for Foxtel, on both a stand-alone and combined basis. As a result of lower-than-expected revenues from certain products and broadcast subscribers at Foxtel, the Company revised its outlook for Foxtel, which resulted in a reduction in expected future cash flows. Based on the revised projections, the Company concluded that the fair value of its investment in Foxtel declined below its carrying value. The assumptions utilized in the income approach valuation method were a discount rate of 10.25% and a long-term growth rate of 2.0%. The write-down was reflected in Equity losses of affiliates in the Statements of Operations for the three and nine months ended March 31, 2018.

In accordance with ASC 350, the Company amortized $17 million and $49 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and nine months ended March 31, 2018, respectively. Such amortization was reflected in Equity losses of affiliates in the Statement of Operations.

(b)

Other equity affiliates, net for the three and nine months ended March 31, 2019 include losses primarily from the Company’s interest in Elara. During the nine months ended March 31, 2018, the Company recognized $13 million in non-cash write-downs of certain equity method investments’ carrying values. The write-downs were reflected in Equity losses of affiliates in the Statements of Operations for the nine months ended March 31, 2018.

Summarized financial information for Foxtel, presented in accordance with U.S. GAAP, was as follows:

For the nine months ended March 31,
2018
(in millions)
Revenues	$1,818
Operating income(a)	155
Net income	64

(a)

Includes Depreciation and amortization of $187 million for the nine months ended March 31, 2018. Operating income before depreciation and amortization was $342 million for the nine months ended March 31, 2018.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. BORROWINGS

The Company’s total borrowings consist of the following:

	Interest rate at March 31, 2019	Due date at March 31, 2019	As of March 31, 2019	As of June 30, 2018
			(in millions)
Foxtel Group
Credit facility 2013(a)(b)	3.55%	Apr 7, 2019	$—	$222
Credit facility 2014 — tranche 1(a)	3.55%	May 30, 2019	142	148
Credit facility 2014 — tranche 2(a)	3.65%	Jan 31, 2020	142	148
Credit facility 2015(a)	3.70%	Jul 31, 2020	284	296
Credit facility 2016(a)(c)	4.25%	Sept 11, 2021	53	108
Working capital facility 2017(a)(c)	3.85%	Jul 3, 2020	57	59
US private placement 2009 — tranche 3	6.20%	Sept 24, 2019	74	75
US private placement 2012 — USD portion — tranche 1(d)	3.68%	Jul 25, 2019	150	150
US private placement 2012 — USD portion — tranche 2(d)	4.27%	Jul 25, 2022	198	196
US private placement 2012 — USD portion — tranche 3(d)	4.42%	Jul 25, 2024	148	146
US private placement 2012 — AUD portion	7.04%	Jul 25, 2022	78	83
REA Group
Credit facility 2016 — tranche 2(e)(f)	—	Dec 31, 2018	—	89
Credit facility 2016 — tranche 3(e)(f)	3.01%	Dec 31, 2019	170	178
Credit facility 2018(e)	2.71%	Apr 27, 2021	50	54

Total borrowings			1,546	1,952
Less: current portion(g)			(678)	(462)

Long-term borrowings			$868	$1,490

(a)	Borrowings under these facilities bear interest at a floating rate of Australian BBSY plus an applicable margin of between 1.10% and 2.70% per annum payable quarterly.
(b)

During the three and nine months ended March 31, 2019, the Foxtel Group repaid its A$300 million (approximately $216 million) facility maturing in April 2019 using A$300 million of shareholder loans provided by the Company.

(c)	As of March 31, 2019, the Foxtel Group has undrawn commitments of $241 million under these facilities for which it pays a commitment fee in the range of 40% to 45% of the applicable margin.
(d)	The carrying value of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 9 —Financial Instruments and Fair Value Measurements.
(e)

Borrowings under these facilities bear interest at a floating rate of the Australian BBSY plus a margin of between 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of March 31, 2019, REA Group was paying a margin of between 0.85% and 1.05%.

(f)

During the nine months ended March 31, 2019, REA Group repaid A$120 million (approximately $87 million) of the A$480 million revolving loan facility. Remaining borrowings under the facility of A$240 million (approximately $170 million) will mature in fiscal 2020.

(g)

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. EQUITY

The following tables summarize changes in equity for the three and nine months ended March 31, 2019 and 2018:

	For the three months ended March 31, 2019
							Accumulated
	Class A		Class B		Additional		Other	Total News
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Corporation	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions)
Balance, December 31, 2018	385	$4	200	$2	$12,271	$(1,937)	$(1,076)	$9,264	$1,170	$10,434
Net income	—	—	—	—	—	10	—	10	13	23
Other comprehensive income	—	—	—	—	—	—	57	57	10	67
Dividends	—	—	—	—	(58)	—	—	(58)	(20)	(78)
Other	—	—	—	—	16	—	—	16	(4)	12

Balance, March 31, 2019	385	$4	200	$2	$12,229	$(1,927)	$(1,019)	$9,289	$1,169	$10,458

	For the three months ended March 31, 2018
							Accumulated
	Class A		Class B		Additional		Other	Total News
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Corporation	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions)
Balance, December 31, 2017	383	$4	200	$2	$12,350	$(664)	$(832)	$10,860	$298	$11,158
Net (loss) income	—	—	—	—	—	(1,128)	—	(1,128)	18	(1,110)
Other comprehensive income (loss)	—	—	—	—	—	—	3	3	(2)	1
Dividends	—	—	—	—	(59)	—	—	(59)	(19)	(78)
Other	—	—	—	—	19	—	—	19	1	20

Balance, March 31, 2018	383	$4	200	$2	$12,310	$(1,792)	$(829)	$9,695	$296	$9,991

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2019
							Accumulated
	Class A		Class B		Additional		Other	Total News
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Corporation	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions)
Balance, June 30, 2018	383	$4	200	$2	$12,322	$(2,163)	$(874)	$9,291	$1,186	$10,477
Cumulative impact from adoption of new accounting standards	—	—	—	—	—	32	(22)	10	10	20
Net income	—	—	—	—	—	206	—	206	64	270
Other comprehensive loss	—	—	—	—	—	—	(124)	(124)	(46)	(170)
Dividends	—	—	—	—	(117)	—	—	(117)	(43)	(160)
Other	2	—	—	—	24	(2)	1	23	(2)	21

Balance, March 31, 2019	385	$4	200	$2	$12,229	$(1,927)	$(1,019)	$9,289	$1,169	$10,458

	For the nine months ended March 31, 2018
							Accumulated
	Class A		Class B		Additional		Other	Total News
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Corporation	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions)
Balance, June 30, 2017	382	$4	200	$2	$12,395	$(648)	$(964)	$10,789	$284	$11,073
Net (loss) income	—	—	—	—	—	(1,143)	—	(1,143)	54	(1,089)
Other comprehensive income	—	—	—	—	—	—	135	135	1	136
Dividends	—	—	—	—	(118)	—	—	(118)	(40)	(158)
Other	1	—	—	—	33	(1)	—	32	(3)	29

Balance, March 31, 2018	383	$4	200	$2	$12,310	$(1,792)	$(829)	$9,695	$296	$9,991

Stock Repurchases

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the nine months ended March 31, 2019. Through May 3, 2019, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of May 3, 2019 was approximately $429 million. All decisions regarding any future stock

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In February 2019, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on April 17, 2019 to stockholders of record at the close of business on March 13, 2019. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

The following table sets forth the cash dividend declared per share for the three and nine months ended March 31, 2019 and 2018:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
Cash dividend declared per share	$0.10	$0.10	$0.20	$0.20

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period. The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2019				As of June 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Foreign currency derivatives - cash flow hedges	$—	$3	$—	$3	$—	$3	$—	$3
Cross currency interest rate derivatives - fair value hedges	—	27	—	27	—	29	—	29
Cross currency interest rate derivatives - economic hedges	—	12	—	12	—	10	—	10
Cross currency interest rate derivatives - cash flow hedges	—	107	—	107	—	76	—	76
Equity securities(a)	72	—	115	187	93	—	—	93

Total assets	$72	$149	$115	$336	$93	$118	$—	$211

Liabilities:
Interest rate derivatives - cash flow hedges	$—	$19	$—	$19	$—	$20	$—	$20
Mandatorily redeemable noncontrolling interests	—	—	12	12	—	—	12	12
Cross currency interest rate derivatives - cash flow hedges	—	15	—	15	—	12	—	12

Total liabilities	$—	$34	$12	$46	$—	$32	$12	$44

(a)	See Note 5 —Investments.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of the Company’s equity securities classified as Level 3 is as follows:

For the nine months ended March 31,
2019
(in millions)
Balance - beginning of period(a)	$127
Purchases	7
Sales	(10)
Foreign exchange and other	(9)

Balance - end of period	$115

(a)	Includes impact from the adoption of ASU 2016-01. See Note 1—Description of Business and Basis of Presentation.

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

A rollforward of the Company’s mandatorily redeemable noncontrolling interest liabilities classified as Level 3 is as follows:

	For the nine months ended March 31,
	2019	2018
	(in millions)
Balance - beginning of period	$12	$79
Additions	—	12
Accretion	1	2
Foreign exchange movements	(1)	(1)

Balance - end of period	$12	$92

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Hedges are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

		Fair value as of
	Balance Sheet Location	March 31, 2019	June 30, 2018
		(in millions)
Foreign currency derivatives - cash flow hedges	Other current assets	$3	$3
Cross currency interest rate derivatives - fair value hedges	Other current assets	8	—
Cross currency interest rate derivatives - economic hedges	Other current assets	12	—
Cross currency interest rate derivatives - cash flow hedges	Other current assets	32	—
Cross currency interest rate derivatives - fair value hedges	Other non-current assets	19	29
Cross currency interest rate derivatives - cash flow hedges	Other non-current assets	75	76
Cross currency interest rate derivatives - economic hedges	Other non-current assets	—	10
Interest rate derivatives - cash flow hedges	Other current liabilities	(3)	—
Interest rate derivatives - cash flow hedges	Other non-current liabilities	(16)	(20)
Cross currency interest rate derivatives - cash flow hedges	Other non-current liabilities	(15)	(12)

Cash flow hedges

The Company utilizes a combination of foreign currency derivatives, interest rate derivatives and cross currency interest rate derivatives to mitigate currency exchange and interest rate risk in relation to payments for license fees and future interest payments.

The total notional value of foreign currency contract derivatives designated for hedging was $34 million as of March 31, 2019. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is to June 2019. As of March 31, 2019, the Company estimates that approximately $3 million of net derivative gains related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.

The total notional value of interest rate swap derivatives designated as cash flow hedges was approximately A$700 million as of March 31, 2019. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to September 2022. As of March 31, 2019, the Company estimates that approximately $4 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.

The total notional value of the cross currency interest rate swaps that were designated as cash flow hedges was approximately A$400 million as of March 31, 2019. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024. As of March 31, 2019, the Company estimates that approximately $1 million of net derivative gains related to its cross currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on Accumulated other comprehensive loss and the Statement of Operations during the three and nine months ended March 31, 2019. The Company did not have any such hedges in the three and nine months ended March 31, 2018.

	(Gain) loss recognized in Accumulated		Gain (loss) reclassified from Accumulated
	Other Comprehensive Loss for the three months ended		Other Comprehensive Loss for the three months ended		Income statement
	March 31,		March 31,		location
	2019	2018	2019	2018
	(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives - cash flow hedges	$2	$—	$—	$—	Operating expenses
Cross currency interest rate derivatives - cash flow hedges	9	—	(7)	—	Interest (expense) income, net
Interest rate derivatives - cash flow hedges	4	—	(2)	—	Interest (expense) income, net

Total	$15	$—	$(9)	$—

	(Gain) loss recognized in Accumulated		Gain (loss) reclassified from Accumulated
	Other Comprehensive Loss for the nine months ended		Other Comprehensive Loss for the nine months ended		Income statement
	March 31,		March 31,		location
	2019	2018	2019	2018
	(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives - cash flow hedges	$(2)	$—	$2	$—	Operating expenses
Cross currency interest rate derivatives - cash flow hedges	(7)	—	5	—	Interest (expense) income, net
Interest rate derivatives - cash flow hedges	6	—	(6)	—	Interest (expense) income, net

Total	$(3)	$—	$1	$—

During the three and nine months ended March 31, 2019 the amount recognized in the Statement of Operations for the ineffective portion of derivative instruments designated as cash flow hedges was approximately $2 million and $3 million, respectively, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair value hedges

The Company’s primary interest rate risk arises from its borrowings acquired as a part of the Transaction. Borrowings issued at fixed rates and in U.S. dollars expose new Foxtel to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. As of March 31, 2019, such adjustments increased the carrying value of borrowings by approximately $3 million.

The total notional value of the fair value hedges was approximately A$100 million as of March 31, 2019. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.

During the three and nine months ended March 31, 2019, the amount recognized in the Statement of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

Economic (non-designated) hedges

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives not designated as accounting hedges to mitigate currency exchange and interest rate risk. These are referred to as economic hedges. The changes in fair value of economic hedges are immediately recognized in the Statement of Operations. The total notional value of these cross currency interest rate derivatives was $75 million as of March 31, 2019, which relate to the U.S. private placement 2009 debt.

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

In the third quarter of fiscal 2018, the Company recognized a $957 million non-cash write-down of the carrying value of its equity method investment in Foxtel from $1,588 million to $631 million. In the second quarter of fiscal 2018, the Company recognized non-cash write-downs of certain equity method investments of approximately $13 million. The carrying value of these equity method investments decreased from $136 million to $123 million. See Note 5 – Investments.

In the third quarter of fiscal 2018, the Company recognized non-cash impairment charges of $120 million and $45 million related to goodwill and intangible assets, respectively, at the News America Marketing reporting unit. The carrying value of goodwill at News America Marketing decreased from $301 million to $181 million and the carrying value of intangible assets decreased from $391 million to $346 million. See Note 4 – Impairment and Restructuring Charges.

In the third quarter of fiscal 2018, the Company recognized a $41 million non-cash impairment charge related to goodwill at the FOX SPORTS Australia reporting unit. The carrying value of goodwill at FOX SPORTS Australia decreased from $490 million to $449 million. See Note 4 – Impairment and Restructuring Charges.

Other Fair Value Measurements

As of March 31, 2019, the carrying value of the Company’s outstanding borrowings approximates the fair value and is classified as Level 3 in the fair value hierarchy.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. EARNINGS (LOSS) PER SHARE

The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net income (loss)	$23	$(1,110)	$270	$(1,089)
Less: Net income attributable to noncontrolling interests	(13)	(18)	(64)	(54)
Less: Redeemable preferred stock dividends(a)	—	—	—	(1)

Net income (loss) available to News Corporation stockholders	$10	$(1,128)	$206	$(1,144)

Weighted-average number of shares of common stock outstanding - basic	585.0	582.8	584.6	582.6
Dilutive effect of equity awards(b)	3.8	—	2.6	—

Weighted-average number of shares of common stock outstanding - diluted	588.8	582.8	587.2	582.6

Net income (loss) available to News Corporation stockholders per share - basic and diluted	$0.02	$(1.94)	$0.35	$(1.96)

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

(b)

The dilutive impact of the Company’s performance stock units, restricted stock units and stock options has been excluded from the calculation of diluted loss per share for the three and nine months ended March 31, 2018 because their inclusion would have an antidilutive effect on the net loss per share.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of March 31, 2019 have not changed significantly from the disclosures included in the 2018 Form 10-K.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) filed a complaint in the U.S. District Court for the Eastern District of Michigan (the “District Court”) against News America Incorporated, News America Marketing FSI L.L.C., News America Marketing In-Store Services L.L.C. and News Corporation (together, the “NAM Group”) alleging violations of federal and state antitrust laws and common law business torts. The complaint sought treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the complaint, and on March 30, 2016, the District Court ordered that Valassis’s bundling and tying claims be dismissed and that all remaining claims in the NAM Group’s motion to dismiss be referred to a panel of antitrust experts (the “Antitrust Expert Panel”) appointed in connection with a prior action brought by Valassis against certain members of the NAM Group. The Antitrust Expert Panel was convened and, on February 8, 2017, recommended that the NAM Group’s counterclaims in the action be dismissed with leave to replead three of the four counterclaims. The NAM Group filed an amended counterclaim on February 27, 2017. Valassis subsequently filed motions with the District Court seeking either to re-open the case in the District Court or to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On September 25, 2017, the District Court granted Valassis’s motions and transferred the case to the N.Y. District Court. On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case with the N.Y. District Court, and on February 21, 2019, the N.Y. District Court granted the NAM Group’s motion in part and denied it in part. The N.Y. District Court found that the NAM Group’s bidding practices were lawful but denied the NAM Group’s motion with respect to claims arising out of certain other alleged contracting practices. Valassis also ceased to pursue its claims relating to free-standing insert products, and those claims were dismissed. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.

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

In connection with the Separation, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox would indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the previously concluded criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters are settled on an after-tax basis. In March 2019, as part of the separation of Fox Corporation (“FOX”) from 21st Century Fox, the Company, News Corp Holdings UK & Ireland, 21st Century Fox and FOX entered into a Partial Assignment and Assumption Agreement, pursuant to which, among other things, 21st Century Fox assigned, conveyed and transferred to FOX all of its indemnification obligations with respect to the U.K. Newspaper Matters.

The net expense (benefit) related to the U.K. Newspaper Matters in Selling, general and administrative was $2 million for each of the three months ended March 31, 2019 and 2018 and $8 million and ($38) million for the nine months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $54 million. The amount to be indemnified by FOX of approximately $51 million was recorded as a receivable in Other current assets on the Balance Sheet as of March 31, 2019. The net benefit for the nine months ended March 31, 2018 reflects a $46 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

For the three months ended March 31, 2019, the Company recorded income tax expense of $7 million on pre-tax income of $30 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the nine months ended March 31, 2019, the Company recorded income tax expense of $112 million on pre-tax income of $382 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

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

The changes included in the Tax Act are broad and complex. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118), as amended by ASU 2018-05, which provides guidance for companies related to the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company’s accounting for the tax effects of the Tax Act were completed in the second quarter of fiscal 2019. Although the Company believes the effects of the Tax Act have been appropriately recorded, it will continue to monitor, among other things, changes in interpretations of the Tax Act, any legislative action arising because of the Tax Act and any

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

changes in accounting standards for income taxes or related interpretations in response to the Tax Act. The Company intends to monitor and assess the impact of any future changes in legislative interpretations or standards and adjust its provision as new information becomes available. In accordance with SAB 118, the Company has made reasonable estimates related to (1) the remeasurement of its U.S. deferred tax balances for the reduction in the statutory tax rate, (2) the liability for the transition tax and (3) the partial valuation allowance recorded against its federal NOL carryforward due to the impact of the GILTI and BEAT provisions. As a result, the Company recognized a net provisional income tax expense of $237 million associated with these items in the fiscal year ended June 30, 2018. In the second quarter of fiscal 2019, the Company determined that there were no material changes to the provisional amounts recorded as of June 30, 2018.

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

For the three months ended March 31, 2018, the Company recorded income tax expense of $3 million on a pre-tax loss of $1,107 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a lower net tax benefit on the non-cash write-down of assets and investments in Australia and the U.S., and valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses.

For the nine months ended March 31, 2018, the Company recorded income tax expense of $292 million on a pre-tax loss of $797 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a lower net tax benefit on the non-cash write-down of assets and investments in Australia and the U.S., valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the tax charge resulting from the enactment of the Tax Act which caused an increase in income tax expense of $174 million.

The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations by the Internal Revenue Service (“IRS”), various U.S. state and foreign jurisdictions. During the fiscal year ended June 30, 2018, the IRS commenced an audit of the Company for the fiscal year ended June 30, 2014. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and its liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.

The Company paid gross income taxes of $107 million and $116 million during the nine months ended March 31, 2019 and 2018, respectively, and received tax refunds of $17 million and $6 million, respectively.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•

Subscription Video Services—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and Internet Protocol, or IP, distribution, and consists of (i) its 65% interest in new Foxtel and (ii) Australian News Channel Pty Ltd (“ANC”). The remaining 35% interest in new Foxtel is held by Telstra, an Australian Securities Exchange (“ASX”)-listed telecommunications company. New Foxtel is the largest pay-TV provider in Australia, with over 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news and broadcast rights to live sporting events in Australia including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming. New Foxtel also operates Kayo Sports, a sports-only streaming service.

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

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products as well as its Opcity performance-based product. Move also offers a number of professional software and services products, including Top Producer®, FiveStreet® and ListHubTM.

•

Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy Group and costs related to the U.K. Newspaper Matters. The Company’s Strategy Group identifies new products and services across its businesses to increase revenues and profitability and targets and assesses potential acquisitions, investments and dispositions.

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity losses of affiliates, interest (expense) income, net, other, net and income tax (expense) benefit. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information is summarized as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
	(in millions)
Revenues:
News and Information Services	$1,224	$1,286	$3,729	$3,825
Subscription Video Services	539	129	1,666	394
Book Publishing	421	398	1,335	1,268
Digital Real Estate Services	272	279	876	842
Other	1	1	2	2

Total revenues	$2,457	$2,093	$7,608	$6,331

Segment EBITDA:
News and Information Services	$73	$87	$309	$302
Subscription Video Services	98	16	295	76
Book Publishing	53	41	209	167
Digital Real Estate Services	74	88	300	302
Other	(51)	(51)	(138)	(90)
Depreciation and amortization	(168)	(100)	(494)	(297)
Impairment and restructuring charges	(34)	(246)	(71)	(273)
Equity losses of affiliates	(4)	(974)	(13)	(1,002)
Interest (expense) income, net	(14)	2	(45)	9
Other, net	3	30	30	9

Income (loss) before income tax expense	30	(1,107)	382	(797)
Income tax expense	(7)	(3)	(112)	(292)

Net income (loss)	$23	$(1,110)	$270	$(1,089)

	As of March 31, 2019	As of June 30, 2018
	(in millions)
Total assets:
News and Information Services	$5,840	$6,039
Subscription Video Services	4,495	4,738
Book Publishing	2,073	1,898
Digital Real Estate Services	2,209	2,171
Other(a)	1,094	1,107
Investments	347	393

Total assets	$16,058	$16,346

(a)	The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2019	As of June 30, 2018
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,695	$2,730
Subscription Video Services	2,662	2,853
Book Publishing	778	804
Digital Real Estate Services	1,602	1,502

Total Goodwill and intangible assets, net	$7,737	$7,889

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

Receivables, net consist of:

	As of March 31, 2019	As of June 30, 2018
	(in millions)
Receivables	$1,681	$1,829
Allowance for sales returns(a)	—	(171)
Allowance for doubtful accounts	(50)	(46)

Receivables, net	$1,631	$1,612

(a)

As a result of the adoption of the new revenue recognition standard during the first quarter of fiscal 2019, the Company reclassified the allowance for sales returns from Receivables, net to Other current liabilities. See Note 2—Revenues.

Other Non-Current Assets

The following table sets forth the components of Other non-current assets:

	As of March 31, 2019	As of June 30, 2018
	(in millions)
Royalty advances to authors	$340	$312
Retirement benefit assets	155	135
Inventory(a)	123	143
Other	295	241

Total Other non-current assets	$913	$831

(a)	Primarily consists of the non-current portion of programming rights.

NEWS CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of March 31, 2019	As of June 30, 2018
	(in millions)
Royalties and commissions payable	$241	$187
Allowance for sales returns	198	—
Current tax payable	15	17
Other	291	168

Total Other current liabilities	$745	$372

Other, net

The following table sets forth the components of Other, net:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
	(in millions)
Dividends received from equity security investments	$1	$—	$24	$—
Remeasurement of equity securities(a)	6	—	(23)	—
Write-down of available-for-sale securities(b)	—	(3)	—	(33)
Gain on sale of Australian property	2	—	14	—
Gain on sale of SEEKAsia(c)	—	32	—	32
Other, net(d)	(6)	1	15	10

Total Other, net	$3	$30	$30	$9

(a)

As a result of the adoption of ASU 2016-01 during the first quarter of fiscal 2019, the Company has included the impact from the remeasurement of equity securities in Other, net in the Statement of Operations for the three and nine months ended March 31, 2019. During the three and nine months ended March 31, 2018, the impact from the remeasurement of equity securities was included in Accumulated other comprehensive loss in the Balance Sheets.

(b)

For the three and nine months ended March 31, 2018, the write-downs of available-for-sale securities were reclassified out of Accumulated other comprehensive loss and included in Other, net in the Statements of Operations.

(c)	During the three months ended March 31, 2018, the Company sold its investment in SEEKAsia for $122 million in cash and recognized a $32 million gain in Other, net in the Statements of Operations.
(d)

As a result of the adoption of ASU 2017-07 during the first quarter of fiscal 2019, the Company has included the other non-service cost components of net periodic benefit cost (income) in Other, net in the Statements of Operations for the three and nine months ended March 31, 2019 and 2018.

Supplemental Cash Flow Information

The following table sets forth the Company’s cash paid for taxes and interest:

	For the nine months ended March 31,
	2019	2018
	(in millions)
Cash paid for interest	$67	$8
Cash paid for taxes	107	116

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

In April 2018, News Corp and Telstra Corporation Limited (“Telstra”) combined their respective 50% interests in Foxtel and News Corp’s 100% interest in FOX SPORTS Australia into a new company, which the Company refers to as “new Foxtel” (the “Transaction”). Following the completion of the Transaction, News Corp owns a 65% interest in the combined business, with Telstra owning the remaining 35%. Consequently, the Company began consolidating Foxtel in the fourth quarter of fiscal 2018. (See Note 3—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements). The results of the combined business are reported within the Subscription Video Services segment (formerly the Cable Network Programming segment). To enhance the comparability of the financial information provided to users, the Company has supplementally included pro forma financial information for the three and nine months ended March 31, 2018 reflecting the Transaction within its discussion and analysis below.

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

•

Results of Operations - This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2019 and 2018. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed. To enhance the comparability of the financial information provided to users, the Company has supplementally included pro forma financial information for the three and nine months ended March 31, 2018 reflecting the Transaction within its discussion and analysis below.

•

Liquidity and Capital Resources - This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2019 and 2018, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of March 31, 2019.

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

•

Subscription Video Services—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and Internet Protocol, or IP, distribution, and consists of (i) its 65% interest in new Foxtel and (ii) Australian News Channel Pty Ltd (“ANC”). The remaining 35% interest in new Foxtel is held by Telstra, an Australian Securities Exchange (“ASX”)-listed telecommunications company. New Foxtel is the largest pay-TV provider in Australia, with over 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news and broadcast rights to live sporting events in Australia including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming. New Foxtel also operates Kayo Sports, a sports-only streaming service.

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

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products as well as its Opcity performance-based product. Move also offers a number of professional software and services products, including Top Producer®, FiveStreet® and ListHubTM.

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

RESULTS OF OPERATIONS

Results of Operations—For the three and nine months ended March 31, 2019 versus the three and nine months ended March 31, 2018 (as reported)

The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2019 as compared to the three and nine months ended March 31, 2018.

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$1,025	$659	$366	56%	$3,088	$1,947	$1,141	59%
Advertising	670	702	(32)	(5)%	2,052	2,101	(49)	(2)%
Consumer	403	381	22	6%	1,281	1,220	61	5%
Real estate	218	208	10	5%	693	633	60	9%
Other	141	143	(2)	(1)%	494	430	64	15%

Total Revenues	2,457	2,093	364	17%	7,608	6,331	1,277	20%
Operating expenses	(1,400)	(1,151)	(249)	(22)%	(4,224)	(3,439)	(785)	(23)%
Selling, general and administrative	(810)	(761)	(49)	(6)%	(2,409)	(2,135)	(274)	(13)%
Depreciation and amortization	(168)	(100)	(68)	(68)%	(494)	(297)	(197)	(66)%
Impairment and restructuring charges	(34)	(246)	212	86%	(71)	(273)	202	74%
Equity losses of affiliates	(4)	(974)	970	100%	(13)	(1,002)	989	99%
Interest (expense) income, net	(14)	2	(16)	**	(45)	9	(54)	**
Other, net	3	30	(27)	(90)%	30	9	21	**

Income (loss) before income tax expense	30	(1,107)	1,137	**	382	(797)	1,179	**
Income tax expense	(7)	(3)	(4)	**	(112)	(292)	180	62%

Net income (loss)	23	(1,110)	1,133	**	270	(1,089)	1,359	**
Less: Net income attributable to noncontrolling interests	(13)	(18)	5	28%	(64)	(54)	(10)	(19)%

Net income (loss) attributable to News Corporation stockholders	$10	$(1,128)	$1,138	**	$206	$(1,143)	$1,349	**

** not meaningful

Revenues— Revenues increased $364 million, or 17%, and $1,277 million, or 20%, for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018.

The Revenue increase for the three months ended March 31, 2019 was primarily due to higher revenues at the Subscription Video Services segment of $410 million resulting in large part from the Transaction, which contributed $418 million to the increase. The Revenue increase was also attributable to higher revenues of $23 million at the Book Publishing segment. These increases were partially offset by lower revenues at the News and Information Services segment of $62 million, primarily due to the $52 million negative impact of foreign currency fluctuations, weakness in the print advertising market and lower revenues at News America Marketing of $20 million, partially offset by cover and subscription price increases and digital subscriber growth, primarily at The Wall Street Journal and in Australia. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $90 million for the three months ended March 31, 2019 as compared to the corresponding period of fiscal 2018.

The Revenue increase for the nine months ended March 31, 2019 was primarily due to higher revenues at the Subscription Video Services segment of $1,272 million resulting in large part from the Transaction, which contributed $1,289 million to the increase. The Revenue increase was also attributable to higher revenues of $67 million and $34 million at the Book Publishing and Digital Real Estate Services segments, respectively, partially offset by lower revenues at the News and Information Services segment of $96 million, primarily due to the $114 million negative impact of foreign currency fluctuations, weakness in the print advertising market and lower revenues at News America Marketing of $47 million, partially offset by cover and subscription price increases and digital subscriber growth, primarily at The Wall Street Journal and in Australia. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $206 million for the nine months ended March 31, 2019 as compared to the corresponding period of fiscal 2018.

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

Operating expenses— Operating expenses increased $249 million, or 22%, and $785 million, or 23%, for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018.

The increase in Operating expenses for the three months ended March 31, 2019 was mainly due to higher operating expenses at the Subscription Video Services segment of $272 million primarily resulting from the Transaction. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $47 million for the three months ended March 31, 2019 as compared to the corresponding period of fiscal 2018.

The increase in Operating expenses for the nine months ended March 31, 2019 was mainly due to higher operating expenses at the Subscription Video Services segment of $825 million primarily resulting from the Transaction. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $97 million for the nine months ended March 31, 2019 as compared to the corresponding period of fiscal 2018.

Selling, general and administrative—Selling, general and administrative expenses increased $49 million, or 6%, and $274 million, or 13%, for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018.

The increase in Selling, general and administrative expenses for the three months ended March 31, 2019 was primarily due to higher expenses of $56 million at the Subscription Video Services segment, primarily as a result of the Transaction. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $34 million for the three months ended March 31, 2019 as compared to the corresponding period of fiscal 2018.

The increase in Selling, general and administrative expenses for the nine months ended March 31, 2019 was primarily due to higher expenses of $228 million at the Subscription Video Services segment, primarily as a result of the Transaction, and the absence of the $46 million impact from the reversal of a portion of the previously accrued liability for the U.K. Newspaper Matters and the corresponding receivable as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes in the first quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $76 million for the nine months ended March 31, 2019 as compared to the corresponding period of fiscal 2018.

Depreciation and amortization— Depreciation and amortization expense increased $68 million, or 68%, and $197 million, or 66%, for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018. The increase for the three and nine months ended March 31, 2019 was primarily as a result of an additional $66 million and $195 million, respectively, of depreciation and amortization expense at the Subscription Video Services segment, primarily due to the Transaction.

Impairment and restructuring charges— During the three and nine months ended March 31, 2019, the Company recorded restructuring charges of $25 million and $62 million, respectively. During the three and nine months ended March 31, 2018, the Company recorded restructuring charges of $21 million and $48 million, respectively.

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

As a result, the Company determined that this reporting unit has goodwill and an indefinite-lived tradename that are considered to be at risk for future impairment because the fair value of the reporting unit exceeded its carrying value by approximately 6% as of December 31, 2018. Significant unobservable inputs utilized in the income approach valuation method for this reporting unit and the indefinite-lived tradename were discount rates (ranging from 10.0%-11.0%), long-term growth rates (2.0%) and royalty rates (1.5%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%. For the analysis performed, a 75 basis point increase in the discount rate or a 100 basis point decrease in the long-term growth rate would have resulted in the reporting unit failing the interim impairment analysis. Any change in assumptions related to the valuation of the indefinite-lived tradename would have resulted in an impairment of such asset.

Including the reporting unit within the News and Information Services segment disclosed in the 2018 Form 10-K, the Company has reporting units with goodwill and an indefinite-lived tradename of approximately $2.3 billion at March 31, 2019 that are at risk for future impairment, of which $2.1 billion related to the Subscription Video Services segment and $0.2 billion related to the News and Information Services segment.

Equity losses of affiliates— Equity losses of affiliates improved $970 million and $989 million for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018. The decrease in losses for the three and nine months ended March 31, 2019 was primarily due to the absence of a $957 million non-cash write-down of the carrying value of the Company’s investment in Foxtel recognized in the third quarter of fiscal 2018.

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Foxtel(a)	$—	$(970)	$970	**	$—	$(974)	$974	**
Other equity affiliates, net(b)	(4)	(4)	—	—	(13)	(28)	15	54%

Total Equity losses of affiliates	$(4)	$(974)	$970	100%	$(13)	$(1,002)	$989	99%

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

In accordance with ASC 350, “Intangibles—Goodwill and Other”, the Company amortized $17 million and $49 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the three and nine months ended March 31, 2018, respectively. Such amortization was reflected in Equity losses of affiliates in the Statements of Operations.

(b)

Other equity affiliates, net for the three and nine months ended March 31, 2019 include losses primarily from the Company’s interest in Elara. During the nine months ended March 31, 2018, the Company recognized $13 million in non-cash write-downs of certain equity method investments’ carrying values. The write-downs were reflected in Equity losses of affiliates in the Statements of Operations for the nine months ended March 31, 2018.

Interest (expense) income, net— Interest (expense) income, net was ($14) million and ($45) million for the three and nine months ended March 31, 2019, respectively, as compared to $2 million and $9 million, respectively, in the corresponding periods of fiscal 2018. The increase in interest expense during the three and nine months ended March 31, 2019 was primarily due to higher interest expense as a result of the Transaction. As a result of the Transaction, the Company consolidated outstanding debt of approximately $1.8 billion. See Note 6—Borrowings in the accompanying Consolidated Financial Statements.

Other, net— Other, net deteriorated by $27 million and improved by $21 million for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018. See Note 14—Additional Financial Information in the accompanying Consolidated Financial Statements.

Income tax expense— For the three months ended March 31, 2019, the Company recorded income tax expense of $7 million on pre-tax income of $30 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the nine months ended March 31, 2019, the Company recorded income tax expense of $112 million on pre-tax income of $382 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the three months ended March 31, 2018, the Company recorded income tax expense of $3 million on a pre-tax loss of $1,107 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a lower net tax benefit on the non-cash write-down of assets and investments in Australia and the U.S., and valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses.

For the nine months ended March 31, 2018, the Company recorded income tax expense of $292 million on a pre-tax loss of $797 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a lower net tax benefit on the non-cash write-down of assets and investments in Australia and the U.S., valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the tax charge resulting from the enactment of the Tax Act which caused an increase in income tax expense of $174 million.

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

Net income (loss) — Net income improved by $1,133 million and $1,359 million for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018.

The improvement in net income during the three months ended March 31, 2019 was primarily due to lower Equity losses of affiliates resulting from the absence of the $957 million non-cash write-down of the carrying value of the Company’s investment in Foxtel, lower Impairment and restructuring charges resulting from the absence of non-cash impairment charges of $225 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit and higher Total Segment EBITDA, partially offset by higher Depreciation and amortization.

The improvement in net income during the nine months ended March 31, 2019 was primarily due to lower Equity losses of affiliates resulting from the absence of the $957 million non-cash write-down of the carrying value of the Company’s investment in Foxtel, lower Impairment and restructuring charges resulting from the absence of non-cash impairment charges of $225 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit, higher Total Segment EBITDA and the absence of the $174 million negative impact of the Tax Act recognized in the second quarter of fiscal 2018, partially offset by higher Depreciation and amortization.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests decreased by $5 million and increased $10 million for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018.

The decrease in Net income attributable to noncontrolling interests for the three months ended March 31, 2019 was primarily due to the noncontrolling interest in new Foxtel.

The increase in Net income attributable to noncontrolling interests for the nine months ended March 31, 2019 was primarily due to higher results at REA Group, partially offset by the noncontrolling interest in new Foxtel.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity losses of affiliates, interest (expense) income, net, other, net and income tax (expense) benefit. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

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

The following table reconciles Net income (loss) to Total Segment EBITDA for the three and nine months ended March 31, 2019 and 2018:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
(in millions, except %)
Net income (loss)	$23	$(1,110)	$270	$(1,089)
Add:
Income tax expense	7	3	112	292
Other, net	(3)	(30)	(30)	(9)
Interest expense (income), net	14	(2)	45	(9)
Equity losses of affiliates	4	974	13	1,002
Impairment and restructuring charges	34	246	71	273
Depreciation and amortization	168	100	494	297

Total Segment EBITDA	$247	$181	$975	$757

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and nine months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019		2018
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$1,224	$73	$1,286	$87
Subscription Video Services	539	98	129	16
Book Publishing	421	53	398	41
Digital Real Estate Services	272	74	279	88
Other	1	(51)	1	(51)

Total	$2,457	$247	$2,093	$181

	For the nine months ended March 31,
	2019		2018
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$3,729	$309	$3,825	$302
Subscription Video Services	1,666	295	394	76
Book Publishing	1,335	209	1,268	167
Digital Real Estate Services	876	300	842	302
Other	2	(138)	2	(90)

Total	$7,608	$975	$6,331	$757

News and Information Services (49% and 61% of the Company’s consolidated revenues in the nine months ended March 31, 2019 and 2018, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$538	$536	$2	—	$1,593	$1,578	$15	1%
Advertising	593	649	(56)	(9)%	1,801	1,936	(135)	(7)%
Other	93	101	(8)	(8)%	335	311	24	8%

Total Revenues	1,224	1,286	(62)	(5)%	3,729	3,825	(96)	(3)%
Operating expenses	(700)	(738)	38	5%	(2,122)	(2,196)	74	3%
Selling, general and administrative	(451)	(461)	10	2%	(1,298)	(1,327)	29	2%

Segment EBITDA	$73	$87	$(14)	(16)%	$309	$302	$7	2%

Revenues at the News and Information Services segment decreased $62 million, or 5%, for the three months ended March 31, 2019 as compared to the corresponding period of fiscal 2018. The revenue decrease was primarily due to lower Advertising revenues of $56 million mainly due to weakness in the print advertising market, the $23 million negative impact of foreign currency fluctuations and lower revenues at News America Marketing of $20 million. Other revenues for the three months ended March 31, 2019 decreased $8 million as compared to the corresponding period of fiscal 2018, primarily due to the $7 million negative impact of foreign currency fluctuations and the absence of revenues from Sun Bets as a result of News UK’s exit from the partnership in the first quarter of fiscal 2019. Circulation and subscription revenues for the three months ended March 31, 2019 increased $2 million as compared to the corresponding period of fiscal 2018 primarily due to cover and subscription price increases, digital subscriber growth, primarily at The Wall Street Journal and in Australia, higher professional information business revenues at Dow Jones and the impact of the adoption of the new revenue recognition standard in Australia. These increases were partially offset by the $22 million negative impact of foreign currency fluctuations and print volume declines in Australia and in the U.K., primarily at The Sun. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $52 million for the three months ended March 31, 2019 as compared to the corresponding period of fiscal 2018.

Segment EBITDA at the News and Information Services segment decreased $14 million, or 16%, for the three months ended March 31, 2019 as compared to the corresponding period of fiscal 2018. The decrease was mainly due to lower contribution from News America Marketing of $13 million primarily related to lower revenues.

Revenues at the News and Information Services segment decreased $96 million, or 3%, for the nine months ended March 31, 2019 as compared to the corresponding period of fiscal 2018. The revenue decrease was primarily due to lower Advertising revenues of $135 million mainly due to weakness in the print advertising market, the $56 million negative impact of foreign currency fluctuations and lower revenues at News America Marketing of $47 million, partially offset by digital advertising growth, primarily in Australia. Other revenues for the nine months ended March 31, 2019 increased $24 million as compared to the corresponding period of fiscal 2018 primarily due to the $42 million net benefit related to News UK’s exit from the partnership for Sun Bets in the first quarter of fiscal 2019, partially offset by the $14 million negative impact of foreign currency fluctuations and lower brand partnership revenues in the U.K. Circulation and subscription revenues increased $15 million as compared to the corresponding period of fiscal 2018 mainly due to cover and subscription price increases, digital subscriber growth, primarily at The Wall Street Journal and in Australia, higher professional information business revenues at Dow Jones and the impact of the adoption of the new revenue recognition standard in Australia. These increases were partially offset by the $44 million negative impact of foreign currency fluctuations and print volume declines in Australia and in the U.K., primarily at The Sun. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $114 million for the nine months ended March 31, 2019 as compared to the corresponding period of fiscal 2018.

Segment EBITDA at the News and Information Services segment increased $7 million, or 2%, for the nine months ended March 31, 2019 as compared to the corresponding period of fiscal 2018. The increase was mainly due to higher contribution from Dow Jones of $15 million, primarily related to higher revenues, and from News Corp Australia of $14 million, primarily due to lower newsprint, production and distribution costs and cost savings initiatives, partially offset by lower contribution from News America Marketing of $17 million primarily related to lower revenues.

Dow Jones

Revenues were $381 million for the three months ended March 31, 2019, an increase of $5 million, or 1%, as compared to revenues of $376 million in the corresponding period of fiscal 2018. Circulation and subscription revenues increased $15 million, primarily due to the $10 million impact from digital subscriber growth and digital subscription price increases at The Wall Street Journal, as well as $6 million of higher professional information business revenues led by Risk & Compliance. Advertising revenues decreased $8 million, primarily due to weakness in the print advertising market and lower digital advertising revenues.

Revenues were $1,160 million for the nine months ended March 31, 2019, an increase of $33 million, or 3%, as compared to revenues of $1,127 million in the corresponding period of fiscal 2018. Circulation and subscription revenues increased $45 million, primarily due to the $34 million impact from digital subscriber growth and digital subscription price increases at The Wall Street Journal, as well as $15 million of higher professional information business revenues led by Risk & Compliance. Advertising revenues decreased $12 million, primarily due to weakness in the print advertising market.

News Corp Australia

Revenues at the Australian newspapers were $284 million for the three months ended March 31, 2019, a decrease of $22 million, or 7%, compared to revenues of $306 million in the corresponding period of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $29 million, or 9%, for the three months ended March 31, 2019 as compared to the corresponding period of fiscal 2018. Advertising revenues decreased $15 million, primarily due to the $16 million negative impact of foreign currency fluctuations and the $12 million impact of weakness in the print advertising market, partially offset by a $7 million increase from the acquisition of an integrated content marketing agency. Circulation and subscription revenues decreased $7 million primarily due to the $10 million negative impact of foreign currency fluctuations and print volume declines, partially offset by digital subscriber growth, cover price increases and the impact of the adoption of the new revenue recognition standard.

Revenues at the Australian newspapers were $902 million for the nine months ended March 31, 2019, a decrease of $60 million, or 6%, compared to revenues of $962 million in the corresponding period of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $76 million, or 8%, for the nine months ended March 31, 2019 as compared to the corresponding period of fiscal 2018. Advertising revenues decreased $50 million, primarily due to the $43 million negative impact of foreign currency fluctuations and the $39 million impact of weakness in the print advertising market, partially offset by the $17 million increase due to digital advertising growth and a $12 million increase from the acquisition of an integrated content marketing agency. Circulation and subscription revenues decreased $14 million primarily due to the $25 million negative impact of foreign currency fluctuations and print volume declines, partially offset by cover price increases, digital subscriber growth and the impact of the adoption of the new revenue recognition standard.

News UK

Revenues were $254 million for the three months ended March 31, 2019, a decrease of $23 million, or 8%, as compared to revenues of $277 million in the corresponding period of fiscal 2018. The decrease was due in part to lower Advertising revenues of $9 million, primarily due to weakness in the print advertising market and the $5 million negative impact of foreign currency fluctuations. Other revenues decreased $8 million, mainly due to the absence of revenues from Sun Bets resulting from the exit of the partnership in the first quarter of fiscal 2019 and the $3 million negative impact of foreign currency fluctuations. Circulation and subscription revenues also decreased $6 million, primarily due to the $9 million negative impact of foreign currency fluctuations, as cover price increases across mastheads offset single-copy volume declines, primarily at The Sun. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $17 million for the three months ended March 31, 2019 as compared to the corresponding period of fiscal 2018.

Revenues were $794 million for the nine months ended March 31, 2019, a decrease of $19 million, or 2%, as compared to revenues of $813 million in the corresponding period of fiscal 2018. The decrease was due in part to lower Advertising revenues of $23 million, primarily due to weakness in the print advertising market and the $8 million negative impact of foreign currency fluctuations. Circulation and subscription revenues also decreased $17 million, primarily due to single-copy volume declines, primarily at The Sun, and the $14 million negative impact of foreign currency fluctuations, partially offset by the impact of cover price increases across mastheads. The decrease was partially offset by higher Other revenues of $21 million, mainly due to the $42 million net benefit related to the exit from the partnership for Sun Bets in the first quarter of fiscal 2019, partially offset by lower brand partnership revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $26 million for the nine months ended March 31, 2019 as compared to the corresponding period of fiscal 2018.

News America Marketing

Revenues at News America Marketing were $238 million for the three months ended March 31, 2019, a decrease of $20 million, or 8%, as compared to revenues of $258 million in the corresponding period of fiscal 2018. The decrease was primarily related to $26 million of lower home delivered revenues, which include free-standing insert products, mainly due to lower volume, partially offset by higher in-store revenues, primarily due to higher customer spending.

Revenues at News America Marketing were $657 million for the nine months ended March 31, 2019, a decrease of $47 million, or 7%, as compared to revenues of $704 million in the corresponding period of fiscal 2018. The decrease was primarily related to $51 million of lower home delivered revenues, which include free-standing insert products, mainly due to lower volume.

Subscription Video Services (22% and 6% of the Company’s consolidated revenues in the nine months ended March 31, 2019 and 2018, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$474	$109	$365	**	$1,455	$327	$1,128	**
Advertising	50	18	32	**	162	60	102	**
Other	15	2	13	**	49	7	42	**

Total Revenues	539	129	410	**	1,666	394	1,272	**
Operating expenses	(374)	(102)	(272)	**	(1,109)	(284)	(825)	**
Selling, general and administrative	(67)	(11)	(56)	**	(262)	(34)	(228)	**

Segment EBITDA	$98	$16	$82	**	$295	$76	$219	**

** not meaningful

For the three months ended March 31, 2019, revenues at the Subscription Video Services segment increased $410 million and Segment EBITDA increased $82 million as compared to the corresponding period of fiscal 2018. The revenue and Segment EBITDA increases for the three months ended March 31, 2019 were primarily due to the Transaction, which contributed $418 million of revenue and $96 million of Segment EBITDA during the three months ended March 31, 2019. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $13 million for the three months ended March 31, 2019 as compared to the corresponding period of fiscal 2018. See “Results of Operations—For the three and nine months ended March 31, 2019 (as reported) versus the three and nine months ended March 31, 2018 (pro forma)” below for additional details.

For the nine months ended March 31, 2019, revenues at the Subscription Video Services segment increased $1,272 million and Segment EBITDA increased $219 million as compared to the corresponding period of fiscal 2018. The revenue and Segment EBITDA increases for the nine months ended March 31, 2019 were primarily due to the Transaction, which contributed $1,289 million of revenue and $236 million of Segment EBITDA during the nine months ended March 31, 2019. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $30 million for the nine months ended March 31, 2019 as compared to the corresponding period of fiscal 2018. See “Results of Operations—For the three and nine months ended March 31, 2019 (as reported) versus the three and nine months ended March 31, 2018 (pro forma)” below for additional details.

Book Publishing (18% and 20% of the Company’s consolidated revenues in the nine months ended March 31, 2019 and 2018, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$403	$381	$22	6%	$1,281	$1,220	$61	5%
Other	18	17	1	6%	54	48	6	13%

Total Revenues	421	398	23	6%	1,335	1,268	67	5%
Operating expenses	(284)	(275)	(9)	(3)%	(881)	(858)	(23)	(3)%
Selling, general and administrative	(84)	(82)	(2)	(2)%	(245)	(243)	(2)	(1)%

Segment EBITDA	$53	$41	$12	29%	$209	$167	$42	25%

For the three months ended March 31, 2019, revenues at the Book Publishing segment increased $23 million, or 6%, as compared to the corresponding period of fiscal 2018. The increase was primarily due to strong sales in the Christian publishing category, primarily Girl, Stop Apologizing by Rachel Hollis and We Are the Gardeners by Joanna Gaines as well as the continued success of Girl, Wash Your Face by Rachel Hollis. These increases were partially offset by the $17 million impact of the adoption of the new revenue recognition standard and the $9 million negative impact of foreign currency fluctuations. Digital sales represented approximately 21% of Consumer revenues during the three months ended March 31, 2019. Digital sales increased approximately 5% as compared to the corresponding period of fiscal 2018 primarily due to growth in downloadable audio books.

For the three months ended March 31, 2019, Segment EBITDA at the Book Publishing segment increased $12 million, or 29%, as compared to the corresponding period of fiscal 2018. The increase was primarily due to the higher revenues discussed above.

For the nine months ended March 31, 2019, revenues at the Book Publishing segment increased $67 million, or 5%, as compared to the corresponding period of fiscal 2018. The increase was primarily due to strong sales in the general books category, primarily Homebody: A Guide to Creating Spaces You Never Want to Leave by Joanna Gaines, strong frontlist and backlist sales in the Christian publishing category, primarily titles by Rachel Hollis including Girl, Wash Your Face and Girl, Stop Apologizing, as well as the continued success of The Hate U Give by Angie Thomas in the children’s books category. These increases were partially offset by the $47 million impact of the adoption of the new revenue recognition standard and the $19 million negative impact of foreign currency fluctuations. Digital sales represented approximately 20% of Consumer revenues during the nine months ended March 31, 2019. Digital sales increased approximately 10% as compared to the corresponding period of fiscal 2018 primarily due to growth in downloadable audio books.

For the nine months ended March 31, 2019, Segment EBITDA at the Book Publishing segment increased $42 million, or 25%, as compared to the corresponding period of fiscal 2018. The increase was primarily due to the higher revenues discussed above.

Digital Real Estate Services (11% and 13% of the Company’s consolidated revenues in the nine months ended March 31, 2019 and 2018, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$12	$14	$(2)	(14)%	$39	$42	$(3)	(7)%
Advertising	27	34	(7)	(21)%	89	104	(15)	(14)%
Real estate	218	208	10	5%	693	633	60	9%
Other	15	23	(8)	(35)%	55	63	(8)	(13)%

Total Revenues	272	279	(7)	(3)%	876	842	34	4%
Operating expenses	(46)	(36)	(10)	(28)%	(123)	(101)	(22)	(22)%
Selling, general and administrative	(152)	(155)	3	2%	(453)	(439)	(14)	(3)%

Segment EBITDA	$74	$88	$(14)	(16)%	$300	$302	$(2)	(1)%

For the three months ended March 31, 2019, revenues at the Digital Real Estate Services segment decreased $7 million, or 3%, as compared to the corresponding period of fiscal 2018. At REA Group, revenues decreased $7 million, or 4%, to $151 million for the three months ended March 31, 2019 from $158 million in the corresponding period of fiscal 2018. The lower revenues were primarily due to the $16 million negative impact of foreign currency fluctuations and softness in listing volumes which are not expected to improve in the short term, partially offset by an increase in Australian residential depth revenue driven by price increases, improved penetration and favorable product mix. Revenues at Move increased $6 million, or 5%, to $121 million for the three months ended March 31, 2019 from $115 million in the corresponding period of fiscal 2018 primarily due to higher Real estate revenues resulting from higher yield per lead, partially offset by lower non-listing advertising revenues.

For the three months ended March 31, 2019, Segment EBITDA at the Digital Real Estate Services segment decreased $14 million, or 16%, as compared to the corresponding period of fiscal 2018. The decrease in Segment EBITDA was primarily the result of lower contribution from Move of $13 million primarily due to the $15 million impact associated with the acquisition and continued investment in Opcity. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA decrease of $9 million for the three months ended March 31, 2019 as compared to the corresponding period of fiscal 2018.

For the nine months ended March 31, 2019, revenues at the Digital Real Estate Services segment increased $34 million, or 4%, as compared to the corresponding period of fiscal 2018. Revenues at Move increased $29 million, or 9%, to $361 million for the nine months ended March 31, 2019 from $332 million in the corresponding period of fiscal 2018 primarily due to higher Real estate revenues resulting from growth in leads and higher yield, partially offset by lower non-listing advertising revenues. At REA Group, revenues increased $19 million, or 4%, to $513 million for the nine months ended March 31, 2019 from $494 million in the corresponding period of fiscal 2018. The higher revenues were primarily due to an increase in Australian residential depth revenue driven by price increases, improved penetration and favorable product mix, as well as the acquisition of Hometrack Australia, partially offset by the $43 million negative impact of foreign currency fluctuations and softness in listing volumes which are not expected to improve in the short term.

For the nine months ended March 31, 2019, Segment EBITDA at the Digital Real Estate Services segment decreased $2 million, or 1%, as compared to the corresponding period of fiscal 2018. The decrease in Segment EBITDA was primarily due to lower contribution from Move of $23 million primarily due to the $22 million impact associated with the acquisition and continued investment in Opcity and $10 million of higher costs associated with new product development and higher revenues, partially offset by the higher revenues noted above. The decrease was partially offset by higher contribution from REA Group of $17 million, primarily due to the higher revenues noted above, partially offset by the $25 million negative impact of foreign currency fluctuations.

Results of Operations—For the three and nine months ended March 31, 2019 (as reported) versus the three and nine months ended March 31, 2018 (pro forma)

The following supplemental unaudited pro forma information for the three and nine months ended March 31, 2018 reflects the Company’s results of operations as if the Transaction had occurred on July 1, 2016. The Company believes that the presentation of this supplemental information enhances comparability across the reporting periods. The information was prepared in accordance with Article 11 of Regulation S-X and is based on historical results of operations of News Corp and Foxtel, adjusted for the effect of Transaction-related accounting adjustments, as described below. Pro forma adjustments were based on available information and assumptions regarding impacts that are directly attributable to the Transaction, are factually supportable, and are expected to have a continuing impact on the combined results. In addition, the pro forma information is provided for supplemental and informational purposes only, and is not necessarily indicative of what the Company’s results of operations would have been, or the Company’s future results of operations, had the Transaction actually occurred on the date indicated. As only the financial results for the Subscription Video Services segment were adjusted due to the presentation of this pro forma supplemental information, the Company is only providing a supplemental analysis for this segment below, under “Segment Analysis (pro forma).” The unaudited pro forma information should be read in conjunction with other sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report.

	Pro Forma (unaudited)
	For the three months ended March 31, 2018
	News Corp Historical (a)	Foxtel Historical (b)	Transaction Adjustments		Pro Forma
(in millions, except per share amounts)
Revenues:
Circulation and subscription	$659	$531	$(93	)(c)(d)	$1,097
Advertising	702	42	—		744
Consumer	381	—	—		381
Real estate	208	—	—		208
Other	143	14	—		157

Total Revenues	2,093	587	(93)		2,587
Operating expenses	(1,151)	(370)	98	(c)(e)	(1,423)
Selling, general and administrative	(761)	(113)	2	(f)	(872)
Depreciation and amortization	(100)	(69)	1	(g)(h)(i)	(168)
Impairment and restructuring charges	(246)	(2)	(957	)(j)	(1,205)
Equity (losses) earnings of affiliates	(974)	2	970	(j)	(2)
Interest income (expense), net	2	(23)	—		(21)
Other, net	30	(1)	—		29

(Loss) income before income tax expense	(1,107)	11	21		(1,075)
Income tax expense	(3)	(3)	—	(k)	(6)

Net (loss) income	(1,110)	8	21		(1,081)
Less: Net (income) loss attributable to noncontrolling interests	(18)	1	7	(l)	(10)

Net (loss) income attributable to News Corporation	$(1,128)	$9	$28		$(1,091)

Net loss available to News Corporation stockholders per share	$(1.94)				$(1.87)

	Pro Forma (unaudited)
	For the nine months ended March 31, 2018
	News Corp Historical (a)	Foxtel Historical (b)	Transaction Adjustments		Pro Forma
(in millions, except per share amounts)
Revenues:
Circulation and subscription	$1,947	$1,638	$(278	)(c)(d)	$3,307
Advertising	2,101	141	—		2,242
Consumer	1,220	—	—		1,220
Real estate	633	—	—		633
Other	430	39	—		469

Total Revenues	6,331	1,818	(278)		7,871
Operating expenses	(3,439)	(1,136)	291	(c)(e)	(4,284)
Selling, general and administrative	(2,135)	(340)	5	(f)	(2,470)
Depreciation and amortization	(297)	(187)	(17	)(g)(h)(i)	(501)
Impairment and restructuring charges	(273)	(5)	(957	)(j)	(1,235)
Equity (losses) earnings of affiliates	(1,002)	5	974	(j)	(23)
Interest income (expense), net	9	(76)	—		(67)
Other, net	9	(2)	—		7

(Loss) income before income tax expense	(797)	77	18		(702)
Income tax expense	(292)	(13)	5	(k)	(300)

Net (loss) income	(1,089)	64	23		(1,002)
Less: Net (income) loss attributable to noncontrolling interests	(54)	1	(27	)(l)	(80)

Net (loss) income attributable to News Corporation	$(1,143)	$65	$(4)		$(1,082)

Net loss available to News Corporation stockholders per share	$(1.96)				$(1.86)

Notes to the unaudited pro forma statements:

(a)

Reflects the historical results of operations of News Corporation. As the acquisition of a controlling interest in Foxtel was completed on April 3, 2018, Foxtel is reflected in our historical Statements of Operations from April 3, 2018 onwards.

(b)

Reflects the historical results of operations of Foxtel to the date of the Transaction. From April 3, 2018 onwards, Foxtel is included in the historical results of operations of News Corporation. The Statements of Operations of Foxtel are derived from its historical financial statements for the three and nine months ended March 31, 2018. The Statements of Operations for the three and nine months ended March 31, 2018 reflect Foxtel’s Statements of Operations on a U.S. GAAP basis and translated from Australian dollars to U.S. dollars, the reporting currency of the combined group, using the quarterly average rate for each period presented. Additionally, certain balances within Foxtel’s historical financial information were reclassified to be consistent with the Company’s presentation.

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

(f)

Reflects the removal of transaction expenses directly related to the Transaction that are included in News Corp’s historical Statements of Operations for the three and nine months ended March 31, 2018. These costs are considered to be non-recurring in nature, and as such, have been excluded from the pro forma Statements of Operations.

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

(j)

Represents the impact to equity losses of affiliates as a result of the Transaction, as if the Transaction occurred on July 1, 2016. Historically News Corp accounted for its investment in Foxtel under the equity method of accounting. As a result of the Transaction, Foxtel became a majority-owned subsidiary of the Company, and therefore, the impact of Foxtel on the Company’s historical equity losses of affiliates was eliminated. In addition, during the three and nine months ended March 31, 2018, News Corp recorded an impairment to its investment in Foxtel within equity losses of affiliates which is reflected in News Corp’s historical results. As this impairment is non-recurring in nature and is not directly attributable to the Transaction, such amount has not been eliminated and has been reclassified in the pro forma Statements of Operations from equity losses of affiliates into impairment and restructuring charges.

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

The following table sets forth the Company’s unaudited operating results for the three and nine months ended March 31, 2019 and its unaudited pro forma operating results for the three and nine months ended March 31, 2018.

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
(in millions, except %)	As reported	Pro forma	Better/(Worse)		As reported	Pro forma	Better/(Worse)
Revenues:
Circulation and subscription	$1,025	$1,097	$(72)	(7)%	$3,088	$3,307	$(219)	(7)%
Advertising	670	744	(74)	(10)%	2,052	2,242	(190)	(8)%
Consumer	403	381	22	6%	1,281	1,220	61	5%
Real estate	218	208	10	5%	693	633	60	9%
Other	141	157	(16)	(10)%	494	469	25	5%

Total Revenues	2,457	2,587	(130)	(5)%	7,608	7,871	(263)	(3)%
Operating expenses	(1,400)	(1,423)	23	2%	(4,224)	(4,284)	60	1%
Selling, general and administrative	(810)	(872)	62	7%	(2,409)	(2,470)	61	2%
Depreciation and amortization	(168)	(168)	—	—	(494)	(501)	7	1%
Impairment and restructuring charges	(34)	(1,205)	1,171	97%	(71)	(1,235)	1,164	94%
Equity losses of affiliates	(4)	(2)	(2)	(100)%	(13)	(23)	10	43%
Interest expense, net	(14)	(21)	7	33%	(45)	(67)	22	33%
Other, net	3	29	(26)	(90)%	30	7	23	**

Income (loss) before income tax expense	30	(1,075)	1,105	**	382	(702)	1,084	**
Income tax expense	(7)	(6)	(1)	(17)%	(112)	(300)	188	63%

Net income (loss)	23	(1,081)	1,104	**	270	(1,002)	1,272	**
Less: Net income attributable to noncontrolling interests	(13)	(10)	(3)	(30)%	(64)	(80)	16	20%

Net income (loss) attributable to News Corporation	$10	$(1,091)	$1,101	**	$206	$(1,082)	$1,288	**

** not meaningful

Revenues (pro forma)– Revenues decreased $130 million, or 5%, and $263 million, or 3%, for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018.

The Revenue decrease for the three months ended March 31, 2019 was mainly attributable to an $84 million decrease in revenues at the Subscription Video Services segment, primarily due to the $53 million negative impact of foreign currency fluctuations and lower subscription revenues due to lower broadcast subscribers and changes in the subscriber package mix, partially offset by $11 million of higher revenues from Foxtel Now and Kayo Sports, as well as lower revenues at the News and Information Services segment of $62 million, mainly due to the $52 million negative impact of foreign currency fluctuations, weakness in the print advertising market and lower revenues at News America Marketing of $20 million, partially offset by cover and subscription price increases and digital subscriber growth, primarily at The Wall Street Journal and in Australia. The Revenue decrease was partially offset by higher revenues of $23 million at the Book Publishing segment. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $130 million for the three months ended March 31, 2019, as compared to the corresponding period of fiscal 2018.

The Revenue decrease for the nine months ended March 31, 2019 was mainly attributable to a $268 million decrease in revenues at the Subscription Video Services segment, primarily due to the $137 million negative impact of foreign currency and lower subscription revenues resulting from lower broadcast subscribers and changes in the subscriber package mix, partially offset by $27 million of higher revenues from Foxtel Now and Kayo Sports, as well as lower revenues at the News and Information Services segment of $96 million, mainly due to the $114 million negative impact of foreign currency fluctuations, weakness in the print advertising market and lower revenues at News America Marketing of $47 million, partially offset by cover and subscription price increases and digital subscriber growth, primarily at The Wall Street Journal and in Australia. The Revenue decrease was partially offset by higher revenues of $67 million and $34 million at the Book Publishing and Digital Real Estate Services segments, respectively. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $313 million for the nine months ended March 31, 2019, as compared to the corresponding period of fiscal 2018.

Operating expenses (pro forma)– Operating expenses decreased $23 million, or 2%, and $60 million, or 1%, for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018.

The decrease in Operating expenses for the three months ended March 31, 2019 was primarily due to the $72 million positive impact of foreign currency fluctuations, partially offset by higher sports programming and production costs at the Subscription Video Services segment, including approximately $25 million related to Cricket Australia.

The decrease in Operating expenses for the nine months ended March 31, 2019 was primarily due to the $163 million positive impact of foreign currency fluctuations, partially offset by higher sports programming and production costs at the Subscription Video Services segment, including approximately $51 million related to Cricket Australia.

Selling, general and administrative (pro forma)– Selling, general and administrative expenses decreased $62 million, or 7%, and $61 million, or 2%, for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018.

The decrease in Selling, general and administrative expenses for the three months ended March 31, 2019 was primarily due to lower expenses at the Subscription Video Services segment of $55 million primarily resulting from lower customer service and installation costs and lower overhead costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $41 million for the three months ended March 31, 2019, as compared to the corresponding period of fiscal 2018.

The decrease in Selling, general and administrative expenses for the nine months ended March 31, 2019 was primarily due to lower expenses at the Subscription Video Services segment of $107 million primarily related to lower customer service and installation costs and lower overhead costs, partially offset by the absence of the $46 million impact from the reversal of a portion of the previously accrued liability for the U.K. Newspaper Matters and the corresponding receivable as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes in the first quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $97 million for the nine months ended March 31, 2019, as compared to the corresponding period of fiscal 2018.

Depreciation and amortization (pro forma)– Depreciation and amortization expense was flat and decreased $7 million, or 1%, for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $10 million and $24 million for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018.

Impairment and restructuring charges (pro forma)– During the three and nine months ended March 31, 2019, the Company recorded restructuring charges of $25 million and $62 million, respectively, primarily related to employee termination benefits at the News and Information Services segment. During the three and nine months ended March 31, 2018, the Company recorded restructuring charges of $21 million and $48 million, respectively, primarily related to employee termination benefits at the News and Information Services segment.

During the three and nine months ended March 31, 2018, the Company recognized non-cash impairment charges of $1,184 million consisting primarily of a $957 million non-cash write-down of the carrying value of its investment in Foxtel and $225 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit.

Equity losses of affiliates (pro forma)– Equity losses of affiliates deteriorated $2 million and improved $10 million for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018. The decrease in losses for the nine months ended March 31, 2019 was primarily due to the absence of $13 million in non-cash write-downs of certain equity method investments recognized in the second quarter of fiscal 2018.

Interest expense, net (pro forma)– Interest expense, net was $14 million and $45 million for the three and nine months ended March 31, 2019, respectively, as compared to $21 million and $67 million in the corresponding periods of fiscal 2018.

The decrease in interest expense for the three months ended March 31, 2019 was primarily due to lower third party interest expense as well as higher interest income.

The decrease in interest expense for the nine months ended March 31, 2019 was primarily due to lower third party interest expense, lower interest expense resulting from the repayment of the Foxtel shareholder note in the first quarter of fiscal 2018 as well as higher interest income.

Other, net (pro forma)– Other, net deteriorated by $26 million and improved by $23 million for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018.

Other, net deteriorated for the three months ended March 31, 2019 as compared to the corresponding period of fiscal 2018, primarily due to the absence of the gain recognized on the sale of the Company’s investment in SEEKAsia in the third quarter of fiscal 2018.

Other, net improved for the nine months ended March 31, 2019 as compared to the corresponding period of fiscal 2018, primarily due to dividends received from equity method investments in the second quarter of fiscal 2019, partially offset by the absence of the gain recognized on the sale of the Company’s investment in SEEKAsia in the third quarter of fiscal 2018.

Income tax expense (pro forma)– For the three months ended March 31, 2019, the Company recorded income tax expense of $7 million on pre-tax income of $30 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the nine months ended March 31, 2019, the Company recorded income tax expense of $112 million on pre-tax income of $382 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the three months ended March 31, 2018, the Company recorded income tax expense of $6 million on a pre-tax loss of $1,075 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to a lower net tax benefit on the non-cash write-down of assets and investments in Australia and the U.S., and valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses.

For the nine months ended March 31, 2018, the Company recorded income tax expense of $300 million on a pre-tax loss of $702 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate resulted from the lower net tax benefit on the non-cash write-down of assets and investments in Australia and the U.S., valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the tax charge resulting from the enactment of the Tax Act which caused an increase in income tax expense of $174 million.

Net income (loss) (pro forma)– Net income improved by $1,104 million and $1,272 million for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018.

The increase in net income during the three months ended March 31, 2019 was due to lower Impairment and restructuring charges resulting from the absence of $1,184 million of non-cash impairment charges consisting primarily of a $957 million non-cash write-down of the carrying value of the Company’s investment in Foxtel and $225 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit, partially offset by lower Total Segment EBITDA.

The increase in net income during the nine months ended March 31, 2019 was primarily due to lower Impairment and restructuring charges resulting from the absence of $1,184 million of non-cash impairment charges consisting primarily of a $957 million non-cash write-down of the carrying value of its investment in Foxtel and $225 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit and the absence of the $174 million negative impact of the Tax Act recognized in the second quarter of fiscal 2018, partially offset by lower Total Segment EBITDA.

Net income attributable to noncontrolling interests (pro forma)– Net income attributable to noncontrolling interests increased by $3 million and decreased by $16 million for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods of fiscal 2018. The decrease in Net income attributable to noncontrolling interests for the nine months ended March 31, 2019 was primarily due to lower performance at new Foxtel, partially offset by higher results at REA Group.

Segment Analysis (pro forma)

The following table reconciles unaudited reported and pro forma Net income (loss) to unaudited reported and pro forma Total Segment EBITDA for the three and nine months ended March 31, 2019 and 2018, respectively:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2019	2018	2019	2018
(in millions)	As reported	Pro forma	As reported	Pro forma
Net income (loss)	$23	$(1,081)	$270	$(1,002)
Add:
Income tax expense	7	6	112	300
Other, net	(3)	(29)	(30)	(7)
Interest expense, net	14	21	45	67
Equity losses of affiliates	4	2	13	23
Impairment and restructuring charges	34	1,205	71	1,235
Depreciation and amortization	168	168	494	501

Total Segment EBITDA	$247	$292	$975	$1,117

The following tables set forth the Company’s reported Revenues and Segment EBITDA for the three and nine months ended March 31, 2019 and pro forma Revenues and Segment EBITDA for the three and nine months ended March 31, 2018:

	For the three months ended March 31,				For the nine months ended March 31,
	2019		2018		2019		2018
	As reported		Pro forma		As reported		Pro forma
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$1,224	$73	$1,286	$87	$3,729	$309	$3,825	$302
Subscription Video Services	539	98	623	127	1,666	295	1,934	436
Book Publishing	421	53	398	41	1,335	209	1,268	167
Digital Real Estate Services	272	74	279	88	876	300	842	302
Other	1	(51)	1	(51)	2	(138)	2	(90)

Total	$2,457	$247	$2,587	$292	$7,608	$975	$7,871	$1,117

Subscription Video Services (pro forma) (22% and 25% of the Company’s consolidated revenues in the nine months ended March 31, 2019 and 2018, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
(in millions, except %)	As reported	Pro forma	Better/(Worse)		As reported	Pro forma	Better/(Worse)
Revenues:
Circulation and subscription	$474	$547	$(73)	(13)%	$1,455	$1,687	$(232)	(14)%
Advertising	50	60	(10)	(17)%	162	201	(39)	(19)%
Other	15	16	(1)	(6)%	49	46	3	7%

Total Revenues	539	623	(84)	(13)%	1,666	1,934	(268)	(14)%
Operating expenses	(374)	(374)	—	— %	(1,109)	(1,129)	20	2%
Selling, general and administrative	(67)	(122)	55	45%	(262)	(369)	107	29%

Segment EBITDA	$98	$127	$(29)	(23)%	$295	$436	$(141)	(32)%

For the three months ended March 31, 2019, revenues at the Subscription Video Services segment decreased $84 million, or 13%, as compared to the corresponding period of fiscal 2018. The revenue decrease was primarily due to the $53 million negative impact of foreign currency fluctuations and lower subscription revenues due to lower broadcast subscribers and changes in the subscriber package mix, partially offset by $11 million of higher revenues from Foxtel Now and Kayo Sports.

For the three months ended March 31, 2019, Segment EBITDA at the Subscription Video Services segment decreased $29 million, or 23%, as compared to the corresponding period of fiscal 2018. The decrease in Segment EBITDA was primarily due to higher sports programming and production costs, including approximately $25 million related to Cricket Australia, the lower revenues discussed above and approximately $10 million in higher marketing costs related to Kayo Sports, partially offset by lower entertainment programming costs, customer service and installation costs and overhead expenses.

For the nine months ended March 31, 2019, revenues at the Subscription Video Services segment decreased $268 million, or 14%, as compared to the corresponding period of fiscal 2018. The revenue decrease was primarily due to the $137 million negative impact of foreign currency fluctuations and lower subscription revenues resulting from lower broadcast subscribers and changes in the subscriber package mix, partially offset by $27 million of higher revenues from Foxtel Now and Kayo Sports.

For the nine months ended March 31, 2019, Segment EBITDA at the Subscription Video Services segment decreased $141 million, or 32%, as compared to the corresponding period of fiscal 2018. The decrease in Segment EBITDA was primarily due to the lower revenues discussed above, higher sports programming and production costs, including approximately $51 million related to Cricket Australia, and approximately $19 million in higher marketing costs related to Kayo Sports, partially offset by lower entertainment programming costs, customer service and installation costs and overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of March 31, 2019, the Company’s cash and cash equivalents were $1.65 billion. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future, including repayment of indebtedness. The Company also has available borrowing capacity under the Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit rating or absence of a credit rating and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the current state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for further discussion.

As of March 31, 2019, the Company’s consolidated assets included $714 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $49 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company. The Tax Act was enacted on December 22, 2017. As part of the transition to the new partial territorial tax system, the Tax Act imposes a one-time tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries. The deemed repatriation tax was determined to be approximately $26 million, which was recorded to income tax expense in fiscal 2018. The U.S. Treasury Department released additional guidance and proposed regulations during the past year. The Company undertook a review of the guidance and proposed regulations and determined that there were no material changes to the deemed repatriation tax of approximately $26 million.

The principal uses of cash that affect the Company’s liquidity position include the following: operational expenditures including employee costs and paper purchases; capital expenditures; income tax payments; investments in associated entities; acquisitions; and the repayment of debt and related interest. In addition to the acquisitions and dispositions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible future acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of the Company’s securities or the assumption of indebtedness.

Issuer Purchases of Equity Securities

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the nine months ended March 31, 2019. Through May 3, 2019, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of May 3, 2019 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

Dividends

In February 2019, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on April 17, 2019 to stockholders of record at the close of business on March 13, 2019. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

Sources and Uses of Cash—For the nine months ended March 31, 2019 versus the nine months ended March 31, 2018

Net cash provided by operating activities for the nine months ended March 31, 2019 and 2018 was as follows (in millions):

For the nine months ended March 31,	2019	2018
Net cash provided by operating activities	$661	$465

Net cash provided by operating activities increased by $196 million for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018. The increase was primarily due to higher Total Segment EBITDA, partially offset by $59 million in higher cash paid for interest.

Net cash used in investing activities for the nine months ended March 31, 2019 and 2018 was as follows (in millions):

For the nine months ended March 31,	2019	2018
Net cash used in investing activities	$(523)	$(144)

During the nine months ended March 31, 2019, the Company used $417 million of cash for capital expenditures, of which $223 million related to new Foxtel, and $187 million of cash for acquisitions, primarily for the acquisition of Opcity. New Foxtel’s total capital expenditures in fiscal 2019 are now expected to be higher than fiscal 2018 by approximately $25 million.

During the nine months ended March 31, 2018, the Company used $200 million for capital expenditures and $62 million of cash for acquisitions, primarily for the acquisition of Smartline. These expenditures were partially offset by proceeds from the sale of the SEEKAsia cost method investment of $122 million during the nine months ended March 31, 2018.

Net cash used in financing activities for the nine months ended March 31, 2019 and 2018 was as follows (in millions):

For the nine months ended March 31,	2019	2018
Net cash used in financing activities	$(501)	$(234)

The increase in net cash used for financing activities for the nine months ended March 31, 2019 as compared to the corresponding period of fiscal 2018 primarily relates to the repayment of borrowings of $801 million, mainly related to repayment of borrowings for new Foxtel and at REA Group, and the redemption of the Company’s redeemable preferred stock of $20 million, partially offset by new borrowings by new Foxtel of $450 million.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the nine months ended March 31,
	2019	2018
	(in millions)
Net cash provided by operating activities	$661	$465
Less: Capital expenditures	(417)	(200)

	244	265
Less: REA Group free cash flow	(164)	(144)
Plus: Cash dividends received from REA Group	69	63

Free cash flow available to News Corporation	$149	$184

Free cash flow available to News Corporation decreased by $35 million in the nine months ended March 31, 2019 to $149 million from $184 million in the corresponding period of fiscal 2018, primarily due to higher capital expenditures, partially offset by higher cash provided by operating activities as discussed above.

Borrowings

As of March 31, 2019, the Company had total borrowings of $1.55 billion, including the current portion. The Company’s borrowings as of such date reflect $1.33 billion of outstanding debt incurred by certain subsidiaries of new Foxtel (together with new Foxtel, the “Foxtel Group”) that the Company consolidated upon completion of the Transaction. The Foxtel Group debt includes U.S. private placement senior unsecured notes and drawn amounts under its revolving credit facilities, with maturities ranging from 2019 to 2024. Approximately $142 million and $366 million aggregate principal amount outstanding will mature during fiscal 2019 and 2020, respectively, and these debt repayments are expected to be funded primarily through a combination of cash on hand and debt refinancing. The Foxtel Group’s borrowings are guaranteed by certain members of the Foxtel Group. In accordance with ASC 805, these debt instruments were recorded at fair value as of the Transaction date. During the nine months ended March 31, 2019, the Foxtel Group had repayments of $714 million, including the repayment of its A$300 million (approximately $216 million) facility maturing in April 2019, and borrowings of $450 million. The repayment of the A$300 million facility maturing in April 2019 was repaid using A$300 million of shareholder loans provided by the Company.

The Company’s borrowings as of March 31, 2019 also reflect the indebtedness of REA Group. During the nine months ended March 31, 2019, REA Group repaid $87 million (A$120 million) for its unsecured loan facility due December 2018. REA Group had remaining borrowings of $220 million, of which approximately $170 million (A$240 million) will mature in December 2019. The Company expects REA Group to fund this debt repayment primarily through a combination of cash on hand and debt refinancing.

The Company has additional borrowing capacity under its unsecured $650 million revolving credit facility (the “Facility”), which can be increased up to a maximum amount of $900 million at the Company’s request. The lenders’ commitments to make the Facility available terminate on October 23, 2020, provided the Company may request that the commitments be extended under certain circumstances for up to two additional one-year periods. As of the date of this filing, the Company has not borrowed any funds under the Facility. In addition, the Company has $241 million of undrawn commitments under the Foxtel Group’s revolving credit facilities.

The Company’s borrowings contains customary representations, covenants, and events of default. The Company was in compliance with all such covenants at March 31, 2019.

See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including certain information about interest rates and maturities related to such debt arrangements.

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of March 31, 2019 have not changed significantly from the disclosures included in the 2018 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2018 Form 10-K for the fiscal year ended June 30, 2018.

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

(b)	Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The following supplements the discussion set forth under “Legal Proceedings” in the Company’s 2018 Form 10-K.

Valassis Communications, Inc.

As reported in the 2018 Form 10-K, Valassis Communications, Inc. (“Valassis”) filed a complaint in the U.S. District Court for the Eastern District of Michigan (the “District Court”) against News America Incorporated, News America Marketing FSI L.L.C., News America Marketing In-Store Services L.L.C. and News Corporation (together, the “NAM Group”) on November 8, 2013 alleging violations of federal and state antitrust laws and common law business torts and seeking treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the complaint, and on March 30, 2016, the District Court ordered that Valassis’s bundling and tying claims be dismissed and that all remaining claims in the NAM Group’s motion to dismiss be referred to a panel of antitrust experts (the “Antitrust Expert Panel”) appointed in connection with a prior action brought by Valassis against certain members of the NAM Group. The Antitrust Expert Panel was convened and, on February 8, 2017, recommended that the NAM Group’s counterclaims in the action be dismissed with leave to replead three of the four counterclaims. The NAM Group filed an amended counterclaim on February 27, 2017. Valassis subsequently filed motions with the District Court seeking, among other things, to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”), and on September 25, 2017, the District Court granted Valassis’s motions and transferred the case to the N.Y. District Court. On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case with the N.Y. District Court, and on February 21, 2019, the N.Y. District Court granted the NAM Group’s motion in part and denied it in part. The N.Y. District Court found that the NAM Group’s bidding practices were lawful but denied the NAM Group’s motion with respect to claims arising out of certain other alleged contracting practices. Valassis also ceased to pursue its claims relating to free-standing insert products, and those claims were dismissed. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s 2018 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 9, 2019, the Company and Robert Thomson, Chief Executive Officer of the Company, entered into an Amended and Restated Employment Agreement (the “Amended and Restated Agreement”), effective immediately. The Amended and Restated Agreement extends Mr. Thomson’s term of employment until June 30, 2023 and provides for (i) an annual base salary of $3,000,000 (the same amount as his fiscal 2019 base salary); (ii) an annual bonus with a target of $5,000,000 (the same amount as his fiscal 2019 target annual bonus); and (iii) an annual long-term equity incentive (the “Equity Bonus”) with a target of $7,000,000 (an increase of $1,000,000 from his fiscal 2019 target Equity Bonus). At least $1,000,000 of the Equity Bonus target shall be solely based on the achievement of relative total stockholder return. The at-risk, performance-based portion of Mr. Thomson’s total annual target compensation under the Amended and Restated Agreement is 80%. All bonus payments and equity grants are subject to the Company’s claw-back policies.

If Mr. Thomson’s employment is terminated by the Company other than for cause (as defined in the Amended and Restated Agreement), death or disability or by Mr. Thomson for good reason (as defined in the Amended and Restated Agreement), the Amended and Restated Agreement provides that Mr. Thomson will receive (i) continued payment of his then-current base salary and annual bonus for two years after the date of termination (with the annual bonus to be based on the then-current target); (ii) a pro rata portion of the annual bonus he would have earned for the fiscal year of termination had no termination occurred (a “Pro-rated Annual Bonus”); and (iii) continued vesting of any Equity Bonus awards granted prior to the date of termination in the same manner as though Mr. Thomson continued to be employed for two years after the date of termination. If Mr. Thomson’s employment is terminated due to death or disability, he or his surviving spouse or estate, as applicable, would be entitled to: (i) salary continuation for 12 months; (ii) any Pro-rated Annual Bonus; and (iii) treatment of his outstanding Equity Bonus awards pursuant to the terms of applicable plan documents. Mr. Thomson’s salary continuation is payable during any period of disability for a period not to exceed 12 months. Payment of any compensation or benefits upon termination is subject to Mr. Thomson’s execution of the Company’s then-standard separation agreement and general release and continued compliance with their terms. The Amended and Restated Agreement continues to have confidentiality, non-competition and other covenants to protect the Company.

In addition, the Amended and Restated Agreement provides that, if Mr. Thomson is entitled to receive any “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended, in connection with a change in control, those payments will either (i) be reduced below the applicable threshold, or (ii) paid in full, whichever is more favorable for Mr. Thomson on a net after-tax basis. Mr. Thomson is not entitled to any golden parachute excise tax “gross-up” payments.

The description of the Amended and Restated Agreement is qualified in its entirety by the full text of the Amended and Restated Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

(a) Exhibits.

2.1	Partial Assignment and Assumption Agreement, dated as of March 18, 2019, among Twenty-First Century Fox, Inc., Fox Corporation, News Corporation and News Corp Holdings UK & Ireland, in respect of the Separation and Distribution Agreement, dated June 28, 2013.*

3.1	Amended and Restated By-laws of News Corporation, effective February 25, 2019. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on February 25, 2019.)

10.1	News Corp Restoration Plan, amended and restated as of February 11, 2019.*

10.2	Amended and Restated Employment Agreement, dated May 9, 2019, between News Corporation and Robert Thomson.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Operations for the three and nine months ended March 31, 2019 and 2018 (unaudited); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2019 and 2018 (unaudited); (iii) Consolidated Balance Sheets as of March 31, 2019 (unaudited) and June 30, 2018 (audited); (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

*	Filed herewith.
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Susan Panuccio
Susan Panuccio
Chief Financial Officer

Date: May 10, 2019