Form 10-K
period 2019-06-30
NEWS CORP
filed 2019-08-13
CIK 1564708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

As of December 28, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $4,309,425,180, based upon the closing price of $11.25 per share as quoted on The Nasdaq Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $1,384,737,608, based upon the closing price of $11.46 per share as quoted on The Nasdaq Stock Market on that date.

As of August 5, 2019, 385,645,432 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I

ITEM 1. BUSINESS

OVERVIEW

The Company

News Corporation (the “Company,” “News Corp,” “we,” “us,” or “our”) is a global diversified media and information services company focused on creating and distributing authoritative and engaging content and other products and services to consumers and businesses throughout the world. The Company comprises businesses across a range of media, including news and information services, subscription video services in Australia, book publishing and digital real estate services, that are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal, Dow Jones, The Australian, Herald Sun, The Sun, The Times, HarperCollins Publishers, Foxtel, FOX SPORTS Australia, realestate.com.au, realtor.com®, talkSPORT and many others.

The Company’s commitment to premium content makes its properties a premier destination for news, information and entertainment. The Company distributes its content and other products and services to consumers across various platforms consisting of traditional print and television, as well as an array of digital platforms including websites, applications for mobile devices and tablets, social media and e-book devices. The Company believes that the increasing number of media choices and formats will allow it to continue to deliver its content and other products and services in a more engaging, timely and personalized manner and provide opportunities for more effective monetization via strong customer relationships and more compelling and engaging advertising solutions. The Company is pursuing multiple strategies to exploit these opportunities, including sharing technologies and practices across geographies and businesses and bundling selected offerings to provide greater value to consumers and advertising partners.

The Company’s diversified revenue base includes recurring subscriptions, circulation sales, advertising sales, sales of real estate listing products, licensing fees and other consumer product sales. Headquartered in New York, the Company operates primarily in the United States, Australia and the U.K., with its content and other products and services distributed and consumed worldwide. The Company’s operations are organized into five reporting segments: (i) News and Information Services; (ii) Subscription Video Services; (iii) Book Publishing; (iv) Digital Real Estate Services; and (v) Other, which includes the Company’s general corporate overhead expenses, corporate Strategy Group and costs related to the U.K. Newspaper Matters (as defined in “Item 3. Legal Proceedings”).

The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Fiscal 2019, fiscal 2018 and fiscal 2017 each included 52 weeks. Unless otherwise noted, all references to the fiscal years ended June 30, 2019, June 30, 2018 and June 30, 2017 relate to the fiscal years ended June 30, 2019, July 1, 2018 and July 2, 2017, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

Corporate Information

News Corporation is a Delaware corporation originally organized on December 11, 2012 in connection with its separation (the “Separation”) from Twenty-First Century Fox, Inc. (formerly named News Corporation) (“21st Century Fox”), which was completed on June 28, 2013 (the “Distribution Date”). In connection with the Separation, the Company assumed the name “News Corporation.” Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Annual Report”) to the “Company,” “News Corp,” “we,” “us,” or “our” means News Corporation and its subsidiaries. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 416-3400. The Company’s Class A and Class B Common Stock are listed on The Nasdaq Global

Select Market (“Nasdaq”) under the trading symbols “NWSA” and “NWS,” respectively, and CHESS Depositary Interests (“CDIs”) representing the Company’s Class A and Class B Common Stock are listed on the Australian Securities Exchange (“ASX”) under the trading symbols “NWSLV” and “NWS,” respectively. More information regarding the Company is available on its website at www.newscorp.com, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available, free of charge, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on the Company’s website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings it makes with the SEC.

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

	For the fiscal year ended June 30, 2019
	Revenues	Segment EBITDA
	(in millions)
News and Information Services	$4,956	$417
Subscription Video Services	2,202	380
Book Publishing	1,754	253
Digital Real Estate Services	1,159	384
Other	3	(190)

News and Information Services

The Company’s News and Information Services segment consists primarily of Dow Jones, News Corp Australia, News UK, the New York Post and News America Marketing. This segment also includes Unruly, a global video advertising marketplace, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency that enables the Company to source real-time video content through social media platforms. The News and Information Services segment generates revenue primarily through sales of print and digital advertising and circulation and subscription sales of its print and digital products. Advertising revenues at the News and Information Services segment are subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies.

Dow Jones

Dow Jones is a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, applications, or apps, for mobile devices, tablets and e-book readers, newsletters, magazines, proprietary databases, live journalism, video and podcasts. Dow Jones’s products, which target individual consumer and enterprise customers, include The Wall Street Journal, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Barron’s and MarketWatch. Dow Jones’s revenue is diversified across business-to-consumer and business-to-business subscriptions, circulation, advertising, including custom content and sponsorships, licensing fees for its print and digital products and participation fees for its live journalism events. For the year ended June 30, 2019, consumer products and professional information products represented approximately 73% and 27%, respectively, of total Dow Jones revenues, and approximately 62% of total Dow Jones revenues was generated by digital sales.

Consumer Products

Through its premier brands and authoritative journalism, Dow Jones’s products targeting individual consumers provide insights, research and understanding that enable customers to stay informed and make educated financial decisions. Dow Jones continues to capitalize on new digital distribution platforms and technologies for these products as consumer preferences for content consumption evolve. Digital revenues accounted for 55% and 40% of consumer circulation and advertising revenues, respectively, in fiscal 2019. With a focus on the financial markets, investing and other professional services, many of these products offer advertisers an attractive customer demographic. Products targeting consumers include the following:

•

The Wall Street Journal (WSJ). WSJ, Dow Jones’s flagship product, is available in print, online and across multiple mobile, tablet and e-book devices. WSJ covers national and international news and provides analysis, commentary and opinions on a wide range of topics, including business developments and trends, economics, financial markets, investing, science and technology, lifestyle, culture and sports. WSJ’s print products are printed at plants located around the U.S., including seven owned by the Company. WSJ sells regional advertising in three major U.S. regional editions (Eastern, Central and Western) and 21 smaller sub-regional editions. WSJ’s digital products offer both free and premium content and are comprised of WSJ.com, WSJ mobile products, including a responsive design website and apps for multiple mobile devices (WSJ Mobile), and live and on-demand video through WSJ.com and other platforms such as YouTube, internet-connected television and set-top boxes (WSJ Video), as well as podcasts. WSJ also distributes content through third party subscription and non-subscription platform providers, such as Apple News+, which is referred to as off-platform distribution. For the year ended June 30, 2019, WSJ Mobile (including WSJ.com accessed via mobile devices, as well as apps, and excluding off-platform distribution) accounted for approximately 58% of visits to WSJ’s digital news and information products according to Adobe Analytics.

•	Barron’s Group. The Barron’s Group focuses on Dow Jones consumer brands outside of The Wall Street Journal franchise, including Barron’s and MarketWatch, among other properties.

Barron’s. Barron’s, which is available in print, online and on multiple mobile, tablet and e-book devices, delivers news, analysis, investigative reporting, company profiles and insightful statistics for investors and others interested in the investment world.

MarketWatch. MarketWatch is an investing and financial news website targeting active investors. It also provides real-time commentary and investment tools and data. Products include mobile and tablet apps, a mobile site and MarketWatch Premium Newsletters.

•

The Wall Street Journal Digital Network (WSJDN). WSJDN offers advertisers the opportunity to reach Dow Jones’s audience across a number of brands, including the WSJ.com, Barrons.com and MarketWatch.com websites.

•

Live Journalism. Dow Jones offers a number of conferences and events each year, including WSJ Tech D-Live, its C-suite conferences such as CEO and CFO Council, the Women In series, the Future Of series, Global Food Forum and Barron’s Summits. These live journalism events offer advertisers and sponsors the opportunity to reach a select group of influential leaders from industry, finance, government and policy. Many of these programs also earn revenue from participation fees charged to attendees.

The following table provides information regarding issue sales and subscriptions (excluding off-platform distribution) for certain Dow Jones consumer products:

	The Wall Street Journal(1)		Barron’s(1)
(in 000’s)	Average Global Issue Sales(2)	Average Global Subscriptions	Average Global Issue Sales(2)	Average Global Subscriptions
Print(3)	1,005	799	290	280
Digital Only	1,829	1,818	299	299
Total	2,834	2,617	589	579

(1)	Based on internal data for the period from April 1, 2019 to June 30, 2019, with independent assurance provided by PricewaterhouseCoopers LLP UK.
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

The following table provides information regarding the digital platforms (excluding off-platform distribution) for certain Dow Jones consumer products:

	FY2019 Average Monthly Visits(1)	FY2019 Average Monthly Page Views(2)	FY2019 Average Monthly Unique Users(3)
WSJ	91 million	272 million	38 million
MarketWatch	68 million	165 million	29 million
WSJDN	170 million	460 million	75 million

(1)	Includes visits via websites and mobile device and tablet apps based on Adobe Analytics for the 12 months ended June 30, 2019.
(2)	Includes page views via websites and mobile device and tablet apps based on Adobe Analytics for the 12 months ended June 30, 2019.
(3)

Includes aggregate unique users accessing websites and mobile device and tablet apps based on Adobe Analytics for the 12 months ended June 30, 2019. See “Part I. Business—Explanatory Note Regarding Certain Key Metrics” for more information regarding the calculation of unique users.

Professional Information Products

Dow Jones’s professional information products, which target enterprise customers, combine news and information with technology and tools that inform decisions and aid awareness, research and understanding.

These products consist of its Knowledge and Insight, Dow Jones Risk & Compliance and Dow Jones Newswires products, which represented 45%, 31% and 24%, respectively, of fiscal 2019 professional information product revenues. Specific products include the following:

•

Knowledge and Insight. Dow Jones Knowledge and Insight products consist primarily of Factiva, a leading provider of global business content, built on an archive of important original and licensed publishing sources. Factiva offers content from over 33,000 global news and information sources from over 200 countries and in 28 languages. This combination of business news and information, plus sophisticated tools, helps professionals find, monitor, interpret and share essential information. As of June 30, 2019, there were approximately 1.2 million activated Factiva users, including both institutional and individual accounts.

•

Dow Jones Risk & Compliance. Dow Jones Risk & Compliance products provide data solutions for customers focused on anti-corruption, anti-money laundering, monitoring embargo and sanction lists and other compliance requirements. Dow Jones’s solutions allow customers to filter their business transactions and partners against its data to identify regulatory, corporate and reputational risk, and request follow-up due diligence reports. Products include online risk data and negative news searching tools such as Risk Database Search/Research/Premium and the Risk & Compliance Portal for batch screening. Dow Jones also provides an online solution for supplier risk assessment, RiskCenter KYBP (Know Your Business Partner), which provides customers with automated risk and compliance checks via questionnaires and embedded scoring. Feed services include Dow Jones Watchlist, Dow Jones Anti-Corruption, Dow Jones Sanction Alert and Adverse Media Entities. In addition, Dow Jones produces customized Due Diligence Reports to assist its customers with regulatory compliance.

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

News Corp Australia

News Corp Australia is one of the leading news and information providers in Australia by readership, owning over 150 newspapers covering a national, regional and suburban footprint. During the year ended May 31, 2019, its daily, Sunday, weekly and bi-weekly newspapers were read by over 7.7 million Australians on average every week. In addition, its digital mastheads are among the leading digital news properties in Australia based on monthly unique audience data and had approximately 517,300 aggregate closing subscribers as of June 30, 2019.

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

The following table provides information regarding key properties within News Corp Australia’s portfolio:

	Average Daily Paid Print Circulation(1)	Total Paid Subscribers for Combined Masthead (Print and Digital)(2)	Total Monthly Audience for Combined Masthead (Print and Digital)(3)
The Australian (Mon – Fri)	83,684	164,968	3.7 million
The Weekend Australian (Sat)	207,837
The Daily Telegraph (Mon – Sat)	167,785	87,560	4.3 million
The Sunday Telegraph	299,352
Herald Sun (Mon – Sat)	245,255	107,816	4.1 million
Sunday Herald Sun	295,514
The Courier Mail (Mon – Sat)	104,879	81,949	2.5 million
The Sunday Mail	228,467
The Advertiser (Mon – Sat)	97,173	81,167	1.8 million
Sunday Mail	153,496

(1)	For the year ended June 30, 2019, based on internal sources.
(2)	As of June 30, 2019, based on internal sources.
(3)

Based on Enhanced Media Metrics Australia (“EMMA”) average monthly print readership data for the year ended May 31, 2019 and Nielsen desktop, mobile and tablet audience data for May 2019. EMMA data incorporates more frequent sampling and combines both online usage derived from Nielsen data and print usage into a single metric that removes any audience overlap.

News Corp Australia’s broad portfolio of digital properties also includes news.com.au, the leading general interest site in Australia that provides breaking news, finance, entertainment, lifestyle, technology and sports news and delivers an average monthly unique audience of approximately 9.9 million based on Nielsen monthly total audience ratings for the year ended June 30, 2019. In addition, News Corp Australia owns other premier properties such as taste.com.au, a leading food and recipe site, and kidspot.com.au, a leading parenting website, as well as various other digital media assets. As of June 30, 2019, News Corp Australia’s other assets included a 14.6% interest in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets, and a 30.2% interest in Hipages Group Pty Ltd., which operates a leading on-demand home improvement services marketplace.

News UK

News UK publishes The Sun, The Sun on Sunday, The Times and The Sunday Times, which are leading newspapers in the U.K that together accounted for approximately one-third of all national newspaper sales as of June 30, 2019. The Sun is the most read national paid print news brand in the U.K., and The Times and The Sunday Times are the most read national newspapers in the U.K. quality market. Together, across print and digital, these brands now reach two-thirds of adult news readers in the U.K., or approximately 32 million people, based on PAMCo data for the year ended March 31, 2019. News UK’s newspapers (except some Saturday and Sunday supplements) are printed at News UK’s world-class printing facilities in England, Scotland and Ireland. In addition to revenue from advertising, circulation and subscription sales for its print and digital products, News UK generates revenue by providing third party printing services through these facilities and is one of the largest contract printers in the U.K. News UK also distributes content through its digital platforms, including its websites, thesun.co.uk, thetimes.co.uk and thesundaytimes.co.uk, as well as mobile and tablet apps. News UK’s online and mobile offerings during the year included the rights to show English Premier League Football match clips across its digital platforms. In addition, News UK has assembled a portfolio of complementary ancillary product offerings, including Sun Bingo. The following table provides information regarding News UK’s news portfolio:

	Print Average Issue Readership(1)	Average Daily Paid Print Circulation(2)	Paid Subscribers(3)	Monthly Global Unique Users(5)
The Sun (Mon – Sat)	2,740,000	1,483,991	N/A	113 million

The Sun on Sunday	2,188,000	1,245,106	N/A

The Times (Mon – Sat)	943,000	411,884	165,493 (print)(4) 292,655 (digital)	N/A

The Sunday Times	1,673,000	728,344	203,612 (print)(4) 283,233 (digital)	N/A

(1)	Based on Publishers Audience Measurement Company (“PAMCo”) data for the 12 months ended March 31, 2019.
(2)	Based on Audit Bureau of Circulation (“ABC”) data for the six months ended June 30, 2019.
(3)	As of June 30, 2019, based on internal sources.
(4)

In addition to their print and digital-only products, The Times and The Sunday Times sell print and digital products bundled into one subscription, which is counted only once, under “print,” in the table above.

(5)

Includes aggregate unique users accessing websites and mobile device and tablet apps based on Google Analytics data for the month ended June 30, 2019. See “Part I. Business—Explanatory Note Regarding Certain Key Metrics.” News UK transitioned from ABC Electronic (Omniture) to Google Analytics in the fourth quarter of fiscal 2019. Google made certain algorithm changes during the quarter that contributed to an increase in the number of unique users reported. As a result, the Google Analytics user data provided in the table above is not directly comparable to the data provided in the prior year’s Annual Report.

New York Post

NYP Holdings (“NYP”) is the publisher of the New York Post (the “Post”), NYPost.com, PageSix.com, Decider.com and related mobile and tablet apps and social media channels. The Post is the oldest continuously published daily newspaper in the U.S., with a focus on coverage of the New York metropolitan area. The Post provides a variety of general interest content ranging from breaking news to business analysis, and is known in particular for its comprehensive sports coverage, famous headlines and its iconic Page Six section, an authority on celebrity news. The print version of the Post is primarily distributed in New York, where it is printed at its Bronx printing facility, as well as throughout the Northeast, Florida and California, where it uses Dow Jones’s printing facilities and third party printers. For the three months ended June 30, 2019, average weekday circulation based on Alliance for Audited Media data, including mobile and tablet app digital editions, was 418,503. In addition, the Post Digital Network, which includes NYPost.com, PageSix.com and Decider.com, reached approximately 101.4 million unique users on average each month during the quarter ended June 30, 2019 according to Google Analytics. See “Part I. Business—Explanatory Note Regarding Certain Key Metrics” for information regarding the calculation of unique users and note 5 in the preceding table regarding algorithm changes made by Google.

News America Marketing

News America Marketing (“NAM”) is a premier marketing partner of some of the world’s most well-known brands, and its broad network of shopper media, incentive platforms and custom merchandising services influences the purchasing decisions of online and offline shoppers across the U.S. and Canada. NAM’s marketing solutions are available via multiple distribution channels, including publications, in stores and online, primarily under the SmartSource brand name and through the Checkout 51 mobile app.

NAM provides customers with solutions across the shopper’s path to purchase, focusing primarily on the following three business areas:

•

In-Store Advertising and Merchandising (53% of fiscal 2019 NAM revenues). NAM is a leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers. NAM’s marketing products include at-shelf advertising such as coupon, information and sample-dispensing machines, as well as floor and shopping cart advertising, among others, and are found in thousands of shopping locations, including supermarkets, drug stores, dollar stores, office supply stores, mass merchandisers and specialty stores across North America. NAM also provides in-store merchandising services, including production and installation of instant-redeemable coupons, on-pack stickers, shipper assembly, display set-up and refilling, shelf management and new product cut-ins.

•

Home-Delivered (41% of fiscal 2019 NAM revenues). NAM is one of the leading providers of home-delivered shopper media, including free-standing inserts and direct mail products. Free-standing inserts are multiple-page marketing booklets containing coupons, rebates and other consumer offers, which are distributed to millions of households under the SmartSource Magazine® brand through insertion primarily into local Sunday publications. Advertisers, primarily packaged goods companies, pay NAM to produce free-standing inserts where their offers are featured, often on an exclusive basis within their product category. NAM contracts with and pays publishers as well as printers, among others, to produce and/or distribute free-standing inserts in their papers.

•

Mobile/Digital (6% of fiscal 2019 NAM revenues). NAM’s digital marketing solutions include SmartSource Digital, which encompasses secure printable couponing, load-to-card couponing, targeted email campaigns and programmatic digital display, and the Checkout 51 mobile app, a leading receipt recognition app that enables packaged goods companies and brands to reach consumers with highly personalized marketing campaigns.

NAM believes its programs have key advantages when compared to other marketing options available to packaged goods companies, retailers and other marketers. NAM offers effective and targeted programs that reach a national audience of consumers who are actively seeking incentives or information at critical points along the path to purchase. The Company recently announced that it is reviewing strategic options for NAM, including a potential sale. There is no assurance regarding the timing of any action or transaction, nor that the strategic review will result in a transaction or other strategic change.

The Company’s News and Information Services products compete with a wide range of media businesses, including print publications, digital media and information services.

The Company’s newspapers, magazines, digital publications and radio stations compete for consumers, audience and advertising with other local and national newspapers, web and app-based media, magazines and radio stations, social media sources, as well as other media such as television and outdoor displays. Competition for subscriptions and circulation is based on news and editorial content, subscription pricing, cover price and, from time to time, various promotions. Competition for advertising is based upon advertisers’ judgments as to the most effective media for their advertising budgets, which is in turn based upon various factors, including circulation volume, readership levels, audience demographics, advertising rates and advertising effectiveness. As a result of rapidly changing and evolving technologies, distribution platforms and business models, the consumer-focused businesses within the Company’s News and Information Services segment, including its newspaper businesses, continue to face increasing competition for both circulation and advertising revenue from a variety of alternative news and information sources. These include both paid and free websites, digital apps, news aggregators, blogs, search engines, social media networks, digital advertising networks and exchanges, bidding and other programmatic advertising buying channels, as well as other emerging media and distribution platforms, including off-platform distribution of its products. Shifts in consumer behavior, including the widespread adoption of mobile phones, tablets, e-book readers and other portable devices as platforms through which news and information is consumed, require the Company to continually innovate and improve upon its own products, services and platforms in order to remain competitive. The Company believes that these changes will continue to pose opportunities and challenges, and that it is well positioned to leverage its global reach, brand recognition and proprietary technology to take advantage of the opportunities presented by these changes.

Dow Jones professional information products that target enterprise customers compete with various information service providers, compliance data providers and global financial newswires, including Thomson Reuters, Bloomberg L.P., LexisNexis and Refinitiv, as well as many other providers of news, information and compliance data.

NAM competes against other providers of advertising, marketing and merchandising products and services, including those that provide promotional or advertising inserts, direct mailers of promotional or advertising materials, providers of point-of-purchase and other in-store programs and providers of savings and/or grocery-focused digital apps, as well as other marketing products and services. Competition is based on, among other things, rates, availability of markets, quality of products and services provided and their effectiveness, rate of coupon redemption, store coverage and other factors. The Company believes that based on the scale of NAM’s home-delivered products, the reach of its in-store marketing products and the growing audience for its digital marketing platform, NAM provides broader consumer access than many of its competitors. The Company is also actively investing in shopper research and data-based insights that enable an advanced understanding of how to apply the Company’s media and incentive network to achieve the greatest impact and value for clients and partners.

Subscription Video Services

The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and internet distribution. This segment consists of (i) the Company’s 65% interest in NXE Australia Pty Limited, which was formed to combine News Corp and Telstra Corporation Limited’s interests in the Foxtel Group and FOX SPORTS Australia and is referred to herein as “Foxtel” (the remaining 35% interest in Foxtel is held by Telstra), and (ii) Australian News Channel (“ANC”).

Foxtel

Foxtel is the largest pay-TV provider in Australia, delivering nearly 200 channels (including standard definition channels, high definition versions of some of those channels, audio channels and one 4K Ultra HD channel) covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel offers the leading sports programming content in Australia, with unique rights across key sports and a suite of channels that includes FOX LEAGUE, FOX SPORTS 503, FOX FOOTY, FOX SPORTS 505, FOX SPORTS 506, FOX SPORTS MORE, FOX SPORTS NEWS and its new FOX CRICKET channel. Foxtel’s channels together broadcast approximately 15,000 hours of live sports programming per year, encompassing both live national and international licensed sports events such as National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming, as well as other featured original and licensed premium sports content tailored to the Australian market. Foxtel’s premium entertainment and news content includes television programming from HBO, FOX and NBCUniversal, as well as Foxtel-produced dramas, and 29 channels owned and operated by Foxtel, including general entertainment and movie channels (which provide an extensive range of movie programming sourced through arrangements with major U.S. studios).

Foxtel’s content is available through channels and on-demand and is currently distributed to broadcast subscribers using either cable networks accessed through Telstra or Optus’s satellite platform via Foxtel’s set-top boxes, including the iQ4 (satellite only) and iQ3. Foxtel intends to migrate all broadcast subscribers to satellite or internet delivery over the next several years. Broadcast subscribers can also access Foxtel’s content using a companion service app on mobile devices and tablets. In addition, as part of its strategy to reach new segments of the Australian population, Foxtel also offers its pay-TV service via the internet through Foxtel Now, an over-the-top, or OTT, television service available on a number of compatible devices (including the Foxtel Now box, mobile devices, tablets, personal computers, Chromecast, Telstra TV, Sony PlayStation, Xbox One and select smart TVs), as well as Kayo, its recently launched sports-only OTT service that allows subscribers to stream over 50 sports live and on demand. Foxtel also offers a triple play bundle product, which consists of Foxtel’s existing broadcast pay-TV service, sold together with broadband and telephone services. In addition to its pay-TV services, Foxtel operates foxsports.com.au, a leading general sports website in Australia, and Watch NRL and Watch AFL, subscription services that provide live streaming and on-demand replays of National Rugby League and Australian Football League matches, internationally.

Foxtel generates revenue primarily through subscription revenue as well as advertising revenue. Foxtel’s business generally is not highly seasonal, though results can fluctuate due to the timing and mix of its local and international sports programming, as expenses associated with licensing certain programming rights are recognized during the applicable season or event. The following table provides information regarding certain key performance indicators for Foxtel (see “Part I. Business—Explanatory Note Regarding Certain Key Metrics” for more information regarding the calculation of these performance indicators):

FY 2019
(in 000’s, except ARPU and Churn)
Broadcast Subscribers
Residential(1)	2,104
Commercial(2)	264
OTT Subscribers (Total (Paid))
Foxtel Now(3)	460 (446 Paid)
Kayo(4)	382 (331 Paid)
Broadcast ARPU(5)	A$78 (US$55)
Broadcast Subscriber Churn(6)	15%

(1)	Subscribing households throughout Australia as of June 30, 2019.
(2)	Residential equivalent business units throughout Australia as of June 30, 2019.
(3)	Total and Paid Foxtel Now subscribers as of June 30, 2019. Paid Foxtel Now subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(4)	Total and Paid Kayo subscribers as of June 30, 2019. Paid Kayo subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(5)	Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the year ended June 30, 2019.
(6)

Broadcast residential subscriber churn rate (Broadcast Subscriber Churn) for the year ended June 30, 2019. Broadcast subscriber churn represents the number of cable and satellite residential subscribers whose service is disconnected, expressed as a percentage of the average total number of cable and satellite residential subscribers, presented on an annual basis.

Foxtel competes primarily with a variety of other video content providers, such as traditional Free To Air (“FTA”) TV operators in Australia, including the three major commercial FTA networks and two major government-funded FTA broadcasters, and new content providers that deliver video programming over the internet. These providers include Internet Protocol television, or IPTV, and subscription video-on-demand, or SVOD, providers such as Fetch TV, Netflix, Stan and Amazon Prime Video; streaming services offered through digital media providers, such as YouTube and Facebook; as well as programmers and distributors, such as CBS, Disney and the FTA networks, that provide, or have indicated an intention to provide, content, including smaller, lower-cost or free programming packages, directly to consumers over the internet. The Company believes that Foxtel’s premium and exclusive content, wide array of products and services, set-top box features that enable subscribers to record, rewind, discover and watch content, its investment in On Demand capability and programming and benefits through broadband bundling enable it to offer subscribers a compelling alternative to its competitors. In addition, Foxtel continues to develop new features and products to improve the value proposition of its broadcast television packages and expand its subscriber base, including its iQ4 set-top box, 4K Ultra HD service, planned upgrades to its user interface to make content discovery easier and integrate third-party apps, and its OTT services such as Foxtel Now and the new sports streaming service Kayo.

Australian News Channel

ANC operates 10 channels featuring the latest in news, politics, sports, entertainment, public affairs, business and weather. ANC is licensed by Sky International AG to use Sky trademarks and domain names in connection with its operation and distribution of channels and services. ANC’s channels consist of Sky News Live, Fox Sports News, Sky News Weather, Sky News UK, Sky News Extra, Sky News Extra 1, Sky News Extra 2, Sky News Extra 3, Sky News New Zealand and Sky News on WIN. ANC channels are distributed throughout Australia and New Zealand and available on Foxtel and Sky Network Television NZ. Sky News on WIN is available on the regional FTA WIN network in Australia. ANC also owns and operates the international Australia Channel IPTV service and offers content across a variety of digital media platforms, including mobile, podcasts and social media websites. ANC primarily generates revenue through monthly affiliate fees received from pay-TV providers based on the number of subscribers and advertising.

ANC competes primarily with other news providers in Australia and New Zealand via its subscription television channels, third party content arrangements and free domain website. Its Australia Channel IPTV service also competes against OTT and IPTV subscription-based news providers in regions outside of Australia and New Zealand.

Book Publishing

The Company’s Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world based on global revenue, with operations in 17 countries. HarperCollins publishes and distributes consumer books globally through print, digital and audio formats. Its digital formats include e-books and downloadable audio books for tablets, e-book readers and mobile devices. HarperCollins owns more than 120 branded imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson.

HarperCollins publishes works by well-known authors such as Harper Lee, Chip and Joanna Gaines, Rick Warren, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and Hillbilly Elegy. Its print and digital global catalog includes more than 200,000 publications in different formats, in 16 languages, and it licenses rights for its authors’ works to be published in more than 50 languages around the world. HarperCollins publishes fiction and nonfiction, with a focus on general, children’s and religious content. Additionally, in the U.K., HarperCollins publishes titles for the equivalent of the K-12 educational market.

As of June 30, 2019, HarperCollins offered approximately 100,000 publications in digital formats, and nearly all of HarperCollins’ new titles, as well as the majority of its entire catalog, are available as e-books. Digital sales, comprising revenues generated through the sale of e-books as well as downloadable audio books, represented approximately 20% of global consumer revenues for the fiscal year ended June 30, 2019. With the widespread adoption of electronic formats by consumers, HarperCollins is publishing a number of titles in digital formats before, or instead of, publishing a print edition.

During fiscal 2019, HarperCollins U.S. had 141 titles on the New York Times print and digital bestseller lists, with 22 titles hitting number one, including Girl, Wash Your Face and Girl, Stop Apologizing by Rachel Hollis, Homebody, Magnolia Table and We Are the Gardeners by Joanna Gaines, The Hate U Give and On the Come Up by Angie Thomas, Everything is F*cked by Mark Manson, The Russia Hoax by Gregg Jarrett, The Other Woman

by Daniel Silva, The Woman in the Window by A.J. Finn, The Tattooist of Auschwitz by Heather Morris, Sapiens by Yuval Noah Harari, You Are My Happy by Hoda Kotbe, Dear Boy by Paris Rosenthal & Jason Rosenthal, The Good Egg by Jory John and Kitchen Confidential by Anthony Bourdain.

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

Property and Property-Related Advertising and Services

REA Group advertises property and property-related services on its websites and mobile apps across Australia and Asia. REA Group’s Australian operations include leading residential, commercial and share property websites realestate.com.au, realcommercial.com.au, Flatmates.com.au and spacely.com.au. Additionally, REA Group operates media display and data services businesses, serving the display media market and markets adjacent to property, respectively. For the year ended June 30, 2019, average monthly visits to realestate.com.au were approximately 76.8 million. Launches of the realestate.com.au app increased 21% to 29.4 million average monthly launches in fiscal 2019 as compared to the prior year, with consumers spending more than 4.7 times longer on the app than any other property app in Australia according to Nielsen Digital Content Ratings. Realcommercial.com.au remains Australia’s leading commercial property site across website and app. In fiscal 2019, the realcommercial.com.au app was launched 8.8 times more than the nearest competitor, and consumers spent more than 7.0 times longer on the realcommercial.com.au app based on Nielsen Digital Content Ratings data. Flatmates.com.au is the largest site for share accommodation in Australia, with average monthly visits of more than 3.0 million and more than 450,000 new members during fiscal 2019. Spacely.com.au is the leading advertising portal for short term commercial and co-working spaces in Australia with more than 4,000 property listings throughout Australia.

Realestate.com.au and realcommerical.com.au derive the majority of their revenue from their core property advertising listing products and monthly advertising subscriptions from real estate agents and property developers. Realestate.com.au and realcommercial.com.au offer a product hierarchy which enables real estate agents and property developers to upgrade listing advertisements to increase their prominence on the site, as well as a variety of targeted products, including media display advertising products. Flatmates.com.au and spacely.com.au derive the majority of their revenue from their shared space advertising listing products and booking fees. The media business offers unique advertising opportunities on REA Group’s websites to property developers and other relevant markets, including utilities and telecommunications, insurance, finance, automotive and retail. REA Group also provides residential property data services to the financial sector through its Hometrack data services business.

REA Group’s international operations consist of property sites throughout Asia, including leading property portals in Malaysia, Indonesia, Hong Kong and Thailand, and prominent portals in Singapore and China. In fiscal 2019, REA Group consolidated its two brands in Hong Kong and launched a new squarefoot.com.hk, which became Hong Kong’s leading property portal in June 2019. In Malaysia, iproperty.com.my became the first major property portal to offer a search experience in the local Bahasa language, enabling the business to reach more than 69% of the local population. REA Group also operates Chinese site myfun.com, which supports REA Group’s businesses in other geographic markets by showcasing residential property listings to Chinese buyers and investors, and delivers leads to agents. REA Group’s other assets include an approximate 13% interest in Elara Technologies Pte. Ltd. (“Elara”), a leading online real estate services provider in India that owns and operates PropTiger.com, Housing.com and Makaan.com, and a 20% interest in Move, as referenced above.

Financial Services

REA Group’s financial services business encompasses realestate.com.au Home Loans, an end-to-end digital property search and financing experience, and mortgage broking services, both through an integrated mortgage broking solution, as well as Smartline Home Loans Pty Limited, one of Australia’s premier mortgage broking companies. The financial services business generates revenue primarily through fees and commissions from lenders, mortgage brokers and other customers. Since launching realestate.com.au Home Loans in 2017, applications for more than A$1.8 billion (approximately US$1.3 billion) of loans have been received.

REA Group competes primarily with other property websites in its geographic markets, including domain.com.au in Australia.

Move

Move is a leading provider of online real estate services in the U.S. Move primarily operates realtor.com®, a premier real estate information and services marketplace, under a perpetual agreement and trademark license with the National Association of Realtors® (“NAR”). Through realtor.com®, consumers have access to over 135 million properties across the U.S., including an extensive collection of homes and properties listed and displayed for sale and a large database of “off-market” properties. Realtor.com® and its related mobile apps display approximately 98% of all Multiple Listing Services (“MLS”)-listed, for-sale and rental properties in the U.S., which are primarily sourced directly from relationships with MLSs across the country. Approximately 95% of its for-sale listings are updated at least every 15 minutes, on average, with the remaining listings updated daily. Realtor.com®’s content attracts a highly engaged consumer audience. Based on internal data, realtor.com® and its mobile sites had 72 million average monthly unique users during the quarter ended June 30, 2019. See “Part I. Business—Explanatory Note Regarding Certain Key Metrics.” These users viewed an average of over two billion pages and spent an average of over two billion minutes on the realtor.com® website and mobile apps each month.

Realtor.com® generates the majority of its revenues through the sale of listing advertisement products, including ConnectionsSM Plus and AdvantageSM Pro, as well as its recently acquired Opcity performance and subscription-based services. Listing advertisement products allow real estate agents, brokers and franchises to enhance, prioritize and connect with consumers on for-sale property listings within the realtor.com® website and mobile apps. Listing advertisements are typically sold on a subscription basis. Opcity’s concierge-based business model leverages its proprietary technology and platform to connect real estate professionals and other service providers, such as lenders and insurance companies, to Opcity’s pre-vetted consumers. Opcity’s performance-based services connect real estate agents and brokers with these consumers and typically generate success fees upon completion of the associated real estate transaction, while the subscription-based services give service providers access to the same highly qualified home shoppers. Realtor.com® also derives revenue from sales of non-listing advertisement, or Media, products to real estate, finance, insurance, home improvement and other professionals that enable those professionals to connect with realtor.com®’s highly engaged and valuable consumer audience. Media products include sponsorships, display advertisements, text links, directories and Digital Advertising Package. Non-listing advertisement pricing models include cost per thousand, cost per click, cost per unique user and subscription-based sponsorships of specific content areas or targeted geographies.

In addition to realtor.com®, Move also offers a number of professional software and services products. These include the Top Producer® productivity and lead management tools and services, which are tailored to real estate agents and sold on a subscription basis, as well as the ListHubTM service, which syndicates for-sale listing information from MLSs and other reliable data sources, such as real estate brokerages, and distributes that content to an array of web sites. Listing syndication pricing includes fixed- or variable-pricing models based on listing counts, while ListHubTM’s advanced reporting products are sold on a monthly subscription basis.

Move competes primarily with other real estate websites and mobile apps focused on the U.S. real estate market, including zillow.com and trulia.com.

Other

The Other segment includes the Company’s general corporate overhead expenses, corporate Strategy Group and costs related to the U.K. Newspaper Matters. The Company’s Strategy Group identifies new products and services across the Company’s businesses to increase revenues and profitability and targets and assesses potential acquisitions, investments and dispositions. Initiatives include News IQ, the Company’s data-driven digital advertising platform that enables targeting and engagement of premium audiences at scale across the Company’s network of assets. As part of its ongoing role in assessing potential acquisitions and investments, the Strategy Group also oversaw the Company’s acquisitions of Move, a leading provider of online real estate services in the U.S., Unruly, a global video advertising marketplace, and Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K. The Strategy Group also oversees the Company’s strategic digital investments in India, including Elara, which owns PropTiger.com, Housing.com and Makaan.com.

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

Key regulatory issues for subscription television providers include: (a) anti-siphoning restrictions—currently under the ‘anti-siphoning’ provisions of the Broadcasting Services Act, subscription television providers are prevented from acquiring rights to televise certain listed events (for example, the Olympic Games and certain Australian Rules football and cricket matches) unless national or commercial television broadcasters have not obtained these rights 26 weeks before the start of the event or the rights are held by commercial television licensees whose television broadcasting services cover more than 50% of the Australian population or the rights are held by one of Australia’s two major government-funded broadcasters; and (b) other parts of the Broadcasting Services Act that may impact the Company’s ownership structure and operations and restrict its ability to take advantage of acquisition or investment opportunities. Foxtel is also subject to various consumer protection regimes under the Telecommunications Act and associated Codes, which apply to Foxtel as a telecommunications service provider.

Data Privacy and Security

The Company’s business activities are subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve and have implications for how such data is managed. For example, in the U.S., certain of the Company’s websites, mobile apps and other online business activities are subject to the Children’s Online Privacy Protection Act of 1998, which prohibits the collection of personally identifiable information online from children under age 13 without prior parental consent. In addition, the Federal Trade Commission continues to expand its application of general consumer protection laws to commercial data practices, including to the use of personal and profiling data from online users to deliver targeted internet advertisements. More state and local governments are also expanding, enacting or proposing data privacy laws that govern the collection and use of personal data of their residents and increase penalties and afford private rights of action to individuals in certain circumstances for failure to comply, and most states have enacted legislation requiring businesses to provide notice to state agencies and to individuals whose personally identifiable information has been disclosed as a result of a data breach. The California Consumer Privacy Act (“CCPA”), which will take effect on January 1, 2020, is one such example, putting greater restrictions on how the Company can collect and use personal information.

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

In 2016, the European Commission adopted a new mechanism for the transfer of personal data from the European Union to the United States called the Privacy Shield. Other than for one business unit operating an advertising exchange, the Company has not certified to, and does not rely on, the Privacy Shield framework for data transfers among the Company’s businesses and instead relies on other mechanisms. However, certain of the Company’s service providers do rely on the Privacy Shield. The Privacy Shield is subject to significant uncertainty, including an annual review procedure by U.S. and E.U. authorities and a legal challenge scheduled to be heard by the General Court of the E.U. in July 2019, that could affect the Company’s or its service providers’ obligations thereunder. The other mechanisms that the Company and certain of its service providers rely on to address the European data protection requirements for transfers of data, including the European Union

Standard Contractual Clauses, are also subject to uncertainty and legal challenges. Challenges to existing data transfer mechanisms, and any future legal challenges to data transfer mechanisms that may be adopted, could cause the Company to incur additional costs, require it to change business practices or affect the manner in which it provides its services.

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

U.K. Press Regulation

As a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, a Press Recognition Panel responsible for approving, overseeing and monitoring a new press regulatory body or bodies was established. Once approved by the Press Recognition Panel, the new press regulatory body or bodies would be responsible for overseeing participating publishers. In addition to the Press Recognition Panel, certain legislation provides that publishers who are not members of an approved regulator may be liable for exemplary damages in certain cases where such damages are not currently awarded and, if Section 40 of the Crime and Courts Act 2013 is enacted, the payment of costs for both parties in libel actions in certain circumstances.

Press regulator IMPRESS was recognized as an approved regulator by the Press Recognition Panel on October 25, 2016. However, publications representing the majority of the industry in the U.K., including News UK, entered into binding contracts to form an alternative regulator, the Independent Press Standards Organisation, or IPSO, in September 2014. IPSO currently has no plans to apply for recognition from the Press Recognition Panel. IPSO has an independent chairman and a 12-member board, the majority of which are independent. IPSO oversees the Editors’ Code of Practice, requires members to implement appropriate internal governance processes and requires self-reporting of any failures, provides a complaints handling service, has the ability to require publications to print corrections and has the power to investigate serious or systemic breaches of the Editors’ Code of Practice and levy fines of up to £1 million. IPSO has also introduced an arbitration scheme to resolve claims against publications. The burdens IPSO imposes on its print media members, including the Company’s newspaper publishing businesses in the U.K., may result in competitive disadvantages versus other forms of media and may increase the costs of regulatory compliance.

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

Intellectual Property

The Company’s intellectual property assets include: copyrights in newspapers, books, television programming and other content and technologies; trademarks in names and logos; trade names; domain names; and licenses of intellectual property rights. These licenses include: (1) the sports programming rights licenses for the National Rugby League, Australian Football League, Cricket Australia, V8 Supercars, Formula One, Football Federation Australia, Australian Rugby Union and other broadcasting rights described in Note 16 to the Financial Statements; (2) licenses from various third parties, including ARRIS, of patents and other technology for the set-top boxes and related operating and conditional access systems used in the Company’s pay-TV business; (3) the trademark license for the realtor.com® website address, as well as the REALTOR® trademark (the “NAR License”); and (4) the trademark licenses for the use of FOX formative trademarks used in the Company’s pay-TV business in Australia (the “Fox Licenses”). In addition, its intellectual property assets include patents or patent applications for inventions related to its products, business methods and/or services, none of which are material to its financial condition or results of operations. The Company derives value and revenue from its intellectual property assets through, among other things, print and digital newspaper and magazine subscriptions and sales, subscriptions to its pay-TV services and distribution and/or licensing of its television programming to other television services, the sale, distribution and/or licensing of print and digital books, the sale of subscriptions to its content and information services and the operation of websites and other digital properties.

The Company devotes significant resources to protecting its intellectual property assets in the U.S., the U.K., Australia and other foreign territories. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent, trade secret and other laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property. Policing unauthorized use of the Company’s products, services and content and related intellectual property is often difficult and the steps taken may not in every case prevent the infringement by unauthorized third parties of the Company’s intellectual property. The Company seeks to limit the threat of piracy by preventing unauthorized access to its content through the use of programming content encryption, signal encryption and other security access devices and digital rights management software, as well as by obtaining site blocking orders against pirate streaming and torrent sites and a variety of other actions. The Company also seeks to limit such threat by pursuing legal sanctions for infringement, promoting appropriate legislative initiatives and international treaties and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. However, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Therefore, the Company also engages in efforts to strengthen and update intellectual property protection around the world, including efforts to ensure the effective enforcement of intellectual property laws and remedies for infringement.

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

Employees

As of June 30, 2019, the Company had approximately 28,000 employees, of whom approximately 10,000 were located in the U.S., 4,000 were located in the U.K. and 10,000 were located in Australia. Of the Company’s employees, approximately 5,000 were represented by various employee unions. The contracts with such unions will expire during various times over the next several years. The Company believes its current relationships with employees are generally good.

Explanatory Note Regarding Certain Key Metrics

Unique Users

For purposes of this Annual Report, the Company counts unique users the first time an individual accesses a product’s website using a browser during a calendar month and the first time an individual accesses a product’s mobile or tablet app using a mobile or tablet device during a calendar month. If the user accesses more than one of a product’s desktop websites, mobile websites, mobile apps and/or tablet apps, the first access to each such website or app is counted as a separate unique user. In addition, users accessing a product’s websites through different browsers, users who clear their browser cache at any time and users who access a product’s websites and apps through different devices are also counted as separate unique users. For a group of products such as WSJDN, a user accessing different products within the group is counted as a separate unique user for each product accessed.

Broadcast Subscribers

Broadcast subscribers consist of residential subscribers and commercial subscribers, which are calculated as described below.

Residential Subscribers

Total number of residential subscribers represents total residential subscribers to the Company’s pay-TV services through cable and satellite distribution, including subscribers obtained through third-party distribution relationships.

Commercial Subscribers

Commercial subscribers for the Company’s pay-TV business are calculated as residential equivalent business units, which are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year. Total number of commercial subscribers represents total commercial subscribers to the Company’s pay-TV services through cable and satellite distribution, including subscribers obtained through third-party distribution relationships.

Broadcast ARPU

The Company calculates Broadcast ARPU for its pay-TV business by dividing broadcast package revenues for the period, net of customer credits, promotions and other discounts, by average cable and satellite residential subscribers for the period and dividing by the number of months in the period. Average cable and satellite residential subscribers, or “Average Broadcast Subscribers,” for a given period is calculated by first adding the beginning and ending cable and satellite residential subscribers for each month in the period and dividing by two and then adding each of those monthly average subscriber numbers and dividing by the number of months in the period.

Broadcast Subscriber Churn

The Company calculates Broadcast Subscriber Churn for its pay-TV business by dividing the total number of disconnected cable and satellite residential subscribers for the period, net of reconnects and transfers, by the Average Broadcast Subscribers for the period, calculated as described above. This amount is then divided by the number of days in the period and multiplied by 365 days to present churn on an annual basis.

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

The Company’s Businesses Operate in a Highly Competitive Business Environment, and the Company’s Success Depends on its Ability to Compete Effectively.

The Company’s businesses face significant competition from other sources of news, information and entertainment, including both traditional and new content providers. This competition continues to intensify as a result of rapid changes in technologies and platforms, and the Company may be adversely affected if consumers migrate to other alternatives. For example, advertising and circulation revenues in the Company’s News and Information Services segment may continue to decline, reflecting consumers’ increasing reliance on a variety of content providers and platforms, including search engines, news aggregation websites, social media networks and customized news feeds, for the delivery of news and information, often without charge. In addition, due to the increased availability of high-speed internet access and innovations in content distribution platforms that enable streaming and downloading of programming, consumers are now more readily able to watch internet-delivered content through an increasing variety of providers. These providers include IPTV and SVOD services, such as Fetch TV, Netflix, Stan and Amazon Prime Video, streaming services offered through digital media providers, such as YouTube and Facebook, as well as programmers and distributors, such as CBS, Disney and the FTA networks, that have begun providing content, including smaller, lower-cost or free programming packages, directly to consumers over the internet. The increasing number of choices available to consumers for video content has caused some of the subscribers to the Company’s pay-TV services to disconnect their services, downgrade to smaller, less expensive programming packages or purchase certain services from other providers, and this may continue. This trend has adversely affected, and may continue to adversely affect, both the Company’s subscription revenue and, in turn, advertisers’ willingness to purchase television advertising from the Company.

In order to compete effectively, the Company must differentiate and distinguish its products and services and anticipate and adapt to changes in consumer tastes and behaviors, which in turn, depends on many factors both within and beyond its control. For example, the Company relies on acceptance of the high-quality differentiated content in its newspapers, book titles, pay-TV programming and radio stations, as well as its wide array of digital and mobile products and services, in order to retain and grow its audiences, consumers and subscribers. However, when faced with a multitude of choices, consumers may place greater value on the convenience and price of content and other products and services than they do on their source, quality or reliability. Online traffic and product purchases are also driven by internet search results, referrals from social media and other platforms and visibility on digital marketplace platforms and in mobile app stores. Search engine results and digital marketplace and mobile app store rankings are based on algorithms that change frequently, and social media and other platforms may also vary their emphasis on what content to highlight for users. Any failure to successfully manage and adapt to these changes across the Company’s businesses, including those affecting how the Company’s content, apps and products are prioritized, displayed and monetized, could result in significant decreases in traffic to the Company’s digital properties, lower advertiser interest in those properties, increased costs if free traffic is replaced with paid traffic and lower product sales and subscriptions or otherwise adversely affect the Company’s business.

From time to time, the Company may pursue new strategic initiatives in order to remain competitive, such as its OTT strategy and its planned migration of subscribers from cable to satellite or internet delivery at its pay-TV business and its new concierge model for its U.S. digital real estate business. The Company may be required to incur significant capital expenditures, marketing and other costs in order to implement these strategies, which may be dilutive to its earnings. There can be no assurance these initiatives will be successful in the manner or time period the Company expects or that it will realize, in full or in part, the anticipated benefits it expects such strategy to achieve. The failure to realize those benefits could have a material adverse effect on the Company’s business, results of operations and financial condition. For example, the Company is targeting a different demographic with its new streaming services, which are offered at a lower price point than its traditional broadcast subscription packages. However, if instead those streaming offerings cause broadcast subscribers to disconnect their services or downgrade to smaller, less expensive programming packages, the Company’s revenues may be materially and adversely affected.

Some of the Company’s current and potential competitors may have greater resources, fewer regulatory burdens, better competitive positions in certain areas, greater operating capabilities, greater access to sources of content or other services and/or easier access to financing, which may allow them to respond more effectively to changes in technology, consumer preferences and market conditions. Continued consolidation among competitors in certain industries in which the Company’s businesses operate may increase these advantages, including through greater scale, financial leverage and/or access to content and other offerings. If the Company is unable to compete successfully against existing or future competitors, its business, results of operations and financial condition could be adversely affected.

The Company Must Respond to New Technologies and Changes in Consumer Behavior and Continue to Innovate and Provide Useful Products in Order to Remain Competitive.

Technology continues to evolve rapidly, and the resulting changes in consumer behavior and preferences create constant opportunities for new and existing competitors that can quickly render the Company’s products and services less valuable. For example, alternative methods for the delivery, storage and consumption of digital content, including the distribution of news and other content through social networking tools and on mobile and other devices, often without charge, internet and mobile distribution of video content via streaming and downloading and digital distribution models for books, have empowered consumers to seek more control over the convenience and price of content consumption. Enhanced internet capabilities and the development of new media channels may continue to reduce the demand for the Company’s newspapers, television programs and other products and services and the price consumers are willing to pay for such products and services. Consumption of the Company’s content on new delivery platforms may also lead to loss of distribution and pricing control, loss of a direct relationship with consumers and lower engagement and subscription rates. In addition, other technological developments, such as those allowing consumers to skip, fast forward through or block advertisements or otherwise time-shift viewing, may cause changes in consumer behavior that adversely affect the attractiveness of the Company’s offerings to advertisers.

Technological developments have in many cases also increased competition by significantly lowering barriers to entry. For example, content providers are now able to compete with our pay-TV business via direct-to-consumer offerings, as internet streaming capabilities enabled the disaggregation of content delivery from the ownership of network infrastructure. Other digital platforms and technologies, such as user-generated sites and self-publishing tools, have also reduced the effort and expense of producing and distributing content on a wide scale, allowing digital content providers, customers, suppliers and other third parties to compete with the Company, often at a lower cost. This trend may drive down the price consumers are willing to spend on the Company’s products disproportionately to the costs associated with generating content. Additional digital distribution channels, such as online retailers and digital marketplaces, have presented, and may continue to present, challenges to the Company’s business models, including its traditional book publishing model, which could adversely affect sales volume and/or pricing.

The Company must continue to acquire, develop, adopt, upgrade and exploit new and existing technologies to ensure its products and services remain relevant and useful for consumers and customers, are delivered in the manner in which consumers and customers wish to consume them and are offered at competitive prices. The Company may be required to incur significant capital expenditures and other costs in order to respond to new technologies, new and enhanced offerings from its competitors and changes in consumer behavior, and to attract and retain employees with the necessary skill sets and knowledge base. For example, the Company has made, and expects to continue to makes investments and incur costs in its pay-TV business as it continues to develop and improve its OTT services, including its recently-launched Kayo sports streaming service, Foxtel Now and other potential new OTT services. The development of new technologically advanced products is a complex and uncertain process, and there is a risk the Company may not be able to develop and market these opportunities in a timely or cost-effective manner and its responses and strategies to remain competitive, including new product offerings, may not be accepted by consumers or generate sufficient revenues to be profitable. The Company’s failure to respond to and develop new technologies, distribution channels and platforms, products and services to take advantage of advancements in technology and the latest consumer preferences could cause its customer, audience and/or user base or its advertisers to decline, in some cases precipitously, and could have a significant adverse effect on its business, asset values, results of operations and financial condition.

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

Demand for the Company’s products and services depends upon the Company’s ability to differentiate those products and services and anticipate and adapt to changes in consumer behaviors and is evaluated based on a variety of metrics. For example, circulation levels for the Company’s newspapers, ratings points for its cable channels and number of listeners for its radio stations are among the factors advertisers consider when determining the amount of advertising to purchase from the Company as well as advertising rates. For the Company’s digital media properties, advertisers evaluate consumer demand using metrics such as the number of visits, number of users and user engagement. Any difficulty or failure in accurately measuring demand, particularly demand generated through new platforms, may lead to under-measurement and, in turn, lower advertising pricing and spending.

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

The digital advertising market also continues to undergo significant changes that may further impact digital advertising revenues. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale are playing a more significant role in the advertising marketplace and may cause further downward pricing pressure. New delivery platforms may also lead to loss of distribution and pricing control and loss of a direct relationship with consumers. In addition, evolving standards for the delivery of digital advertising, as well as the development and implementation of technology and policies that adversely affect the Company’s ability to deliver, target or measure the effectiveness of its advertising such as blocking, changing the location of, or obscuring, the display of advertising on websites and mobile devices and/or blocking or deleting cookies, may also negatively impact digital advertising revenues. As the digital advertising market continues to evolve, the Company’s ability to compete successfully for advertising budgets will depend on, among other things, its ability to drive scale, engage and grow digital audiences, collect and leverage better user data, develop new digital advertising products and formats such as branded and other custom content, and video and mobile advertising, and prove the value of its advertising and the effectiveness of the Company’s platforms to its advertising customers, including through more targeted, data-driven offerings. In recent years, large digital platforms such as Facebook, Google and Amazon, which have extensive audience reach and targeting capabilities, have commanded an increasing share of the digital advertising market, and the Company expects this trend may continue.

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

The Inability to Obtain and Retain Sports, Entertainment and Other Programming Rights and Content Could Adversely Affect the Revenue of Certain of the Company’s Operating Businesses, and Costs Could Also Increase Upon Renewal.

Competition for popular programming licensed from third parties is intense, and the success of certain of the Company’s operating businesses, including its pay-TV business, depends on, among other things, their ability to obtain and retain rights to desirable programming and certain related elements thereof, such as music rights, that enable them to deliver content to subscribers and audiences in the manner in which they wish to consume it and at competitive prices. The pay-TV industry, including the Company’s pay-TV business, has experienced higher programming costs due to, among other things, (1) increases imposed by sports, entertainment and other programmers when offering new programming or upon the expiration of existing contracts; (2) the carriage of incremental programming, including new services and SVOD programming; and (3) increased competition from other digital media companies, including SVOD providers, for the rights to popular or exclusive content. Certain of the Company’s operating businesses, including its pay-TV business, are party to contracts for sports, entertainment and other programming rights with various third parties, including professional sports leagues and teams, television and motion picture producers and other content providers. These contracts have varying durations and renewal terms, and as they expire, renewals on favorable terms may be sought. In the course of renegotiating these and other agreements as they expire, the financial and other terms of these contracts may change as a result of various reasons beyond the Company’s control, such as changes in the Company’s bargaining power or in the industry, and in order to retain or extend such rights, the Company may be required to increase the value of its offer to amounts that substantially exceed the existing contract costs. Furthermore, third parties may outbid the Company for those rights and/or for any new programming offerings. In addition, as other content providers develop their own competing services, they may be unwilling to provide the Company with access to certain content. For example, professional sports leagues or teams, as well as programmers and distributors such as CBS and Disney, have created and may continue to create their own direct-to-consumer offerings. Further, consolidation among content providers may increase the amount of content that could become unavailable to the Company. The loss of rights may adversely affect the breadth or quality of the Company’s content offerings, including the extent of the sports coverage and the availability of other popular entertainment programming offered by the Company and lead to customer or audience dissatisfaction or, in some cases, loss of customers or audiences, which could, in turn, adversely affect its revenues. In addition, the Company’s business, results of operations and financial condition could be adversely affected if upon renewal, escalations in programming rights costs are unmatched by increases in subscriber and carriage fees and advertising rates.

The Company Has Made and May Continue to Make Strategic Acquisitions, Investments and Divestitures That Introduce Significant Risks and Uncertainties.

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

In addition, the Company has divested and may in the future divest certain assets or businesses that no longer fit with its strategic direction or growth targets. Divestitures involve significant risks and uncertainties that could adversely affect the Company’s business, results of operations and financial condition. These include, among others, the inability to find potential buyers on favorable terms, disruption to its business and/or diversion of management attention from other business concerns, loss of key employees, difficulties in separating the operations of the divested business and possible retention of certain liabilities related to the divested business.

Fluctuations in Foreign Currency Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.

The Company is exposed to foreign currency exchange rate risk with respect to its consolidated debt when the debt is denominated in a currency other than the functional currency of the operations whose cash flows support the ability to repay or refinance such debt. As of June 30, 2019, the Foxtel operating subsidiaries, whose functional currency is Australian dollars, had approximately $575 million aggregate principal amount of outstanding indebtedness denominated in U.S. dollars. The Company’s policy is to hedge against the risk of foreign currency exchange rate movements with respect to this exposure where commercially reasonable. However, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties to those arrangements.

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

The U.S. and global economies have undergone, and continue to experience, periods of economic and market weakness or uncertainty, including as a result of recent trade disputes between a number of countries. These conditions have in the past resulted in, among other things, a general tightening in the credit and capital markets, limited access to the credit and capital markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, lower consumer net worth and a dramatic decline in the real estate market. Such market disruptions have often led to broader economic downturns that have historically resulted in lower advertising expenditures, lower demand for the Company’s products and services and unfavorable changes in the mix of products and services purchased and have adversely affected the Company’s business, results of operations, financial condition and liquidity. Any continued or recurring economic weakness could further impact the Company’s business and reduce its circulation and subscription, advertising, real estate, consumer and other revenues and otherwise negatively impact the performance of its businesses. The Company is particularly exposed to certain Australian business risks, including specific Australian legal and regulatory risks, consumer preferences and competition, because it holds a substantial amount of Australian assets and generated approximately 40% of its fiscal 2019 revenues from Australia. As a result, the Company’s business, results of operations and financial condition may be adversely affected by negative developments in the Australian market, including, for example, recent weakness in the Australian residential real estate market which has led, and may continue to lead, to lower listing volumes at REA Group. The Company also generated approximately 13% of its fiscal 2019 revenues from the U.K., which continues to experience political, regulatory, economic and market uncertainty as it negotiates the terms of Brexit. While the impact of Brexit is difficult to predict, it could significantly affect the fiscal, monetary, political and regulatory landscape, lead other member countries to consider leaving the European Union, result in the diminishment or elimination of barrier-free access between the U.K. and other European Union member states and additional volatility and disruption in the financial and other markets and have an adverse impact on the Company’s businesses in the U.K. and elsewhere.

In addition, further volatility and disruption in the financial markets could make it more difficult and expensive for the Company to obtain financing or refinance its existing indebtedness. These conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company, including as a result of their inability to obtain capital on acceptable terms. Although the Company believes that its capitalization, operating cash flow and current access to credit and capital markets, including the Company’s revolving credit facility, will give it the ability to meet its financial needs for the foreseeable future, there can be no assurance that any further volatility and disruption in domestic and global credit and capital markets will not impair the Company’s liquidity or increase its cost of borrowing.

The Company Relies on Network and Information Systems and Other Technology Whose Failure or Misuse Could Cause a Disruption of Services or Loss, Improper Access to or Disclosure of Personal Data, Business Information, Including Intellectual Property, or Other Confidential Information, Resulting in Increased Costs, Loss of Revenue, Reputational Damage or Other Harm to the Company’s Business.

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities and contain the Company’s proprietary, confidential and sensitive business information, including personal data of its customers and personnel. The Company also relies on third party providers for certain technology and “cloud-based” systems and services that support a variety of business operations. Network and information systems-related events affecting the Company’s systems, or those of third parties upon which the Company’s business relies, such as computer compromises, cyber threats and attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities by individuals or state-sponsored or other groups, or any combination of the foregoing, as well as power and internet outages, equipment failure, natural disasters (including extreme weather), terrorist activities, war, human or technological error or malfeasance that may affect such systems, could result in disruption of the Company’s business and/or loss, corruption, improper access to or disclosure of personal data, business information, including intellectual property, or other confidential information. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery and business continuity planning may not be sufficient to address all potential cyber events. Unauthorized parties may also fraudulently induce the Company’s employees or other agents to disclose sensitive or confidential information in order to gain access to the Company’s systems, facilities or data, or those of third parties with whom the Company does business. In addition, any design or manufacturing defects in, or the improper implementation of, hardware or software applications the Company develops or procures from third parties could unexpectedly disrupt the Company’s network and information systems or compromise information security.

In recent years, there has been a significant rise in the number of cyberattacks on companies’ network and information systems, and such attacks have become more sophisticated, targeted and difficult to detect and prevent against. As a result, the risks associated with such an event continue to increase, particularly as the Company’s digital businesses expand. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and incidents, none of which have been material to the Company to date, individually or in the aggregate. While the Company and its vendors have developed and implemented security measures and internal controls that are designed to protect personal data, business information, including intellectual property, and other confidential information, to prevent data loss, and to prevent or detect security breaches, such security measures cannot provide absolute security and may not be successful in preventing these events from occurring, particularly given that techniques used to access, disable or degrade service, or sabotage systems change frequently, and any network and information systems-related events could require the Company to expend significant resources to remedy such event. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. While the Company maintains cyber risk insurance, this insurance may not be sufficient to cover all losses from any future breaches of the Company’s systems and does not extend to reputational damage or costs incurred to improve or strengthen systems against future incidents.

A significant failure, compromise, breach or interruption of the Company’s systems, or those of third parties upon which its business relies, could result in a disruption of its operations, including degradation or disruption of service, equipment damage, customer, audience or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations and enforcement actions, lawsuits, remediation costs, a loss of customers, audience, advertisers, business partners or revenues and other financial losses. If any such failure, interruption or similar event results in improper access to or disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including financial, personal and credit card data, as well as confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. The Company may also be required to notify certain governmental agencies and/or regulators (including the appropriate EU supervisory authority) about any actual or perceived data security breach, as well as the individuals who are affected by any such incident, within strict time periods. In addition, media or other reports of perceived security vulnerabilities in the Company’s systems or those of third parties upon which its business relies, even if nothing has actually been attempted or occurred, could also adversely impact the Company’s brand and reputation and materially affect its business, results of operations and financial condition.

The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.

As a result of adverse developments in the Company’s industry and challenging market conditions, the Company may recognize impairment charges for write-downs of goodwill, intangible assets, investments and other long-lived assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s results of operations and, in the case of cash restructuring charges, its financial condition. Impairments and restructuring charges may also negatively impact the Company’s taxes, including its ability to deduct certain interest costs. The Company’s management must regularly evaluate the carrying value of goodwill and other intangible assets expected to contribute indefinitely to the Company’s cash flows in order to determine whether, based on projected discounted future cash flows and other market assumptions, the carrying value for such assets exceeds current fair value and the Company should recognize an impairment. In accordance with GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including newspaper mastheads, distribution networks, publishing imprints, radio broadcast licenses, trademarks and trade names, publishing rights and customer relationships, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as prevailing conditions in the business environment, credit and capital markets or the economy generally and actual or projected operating results, require the performance of an interim impairment assessment of those assets, as well as other investments and long-lived assets, or require the Company to engage in any additional business restructurings to address these conditions. For example, any significant shortfall, now or in the future, in advertising revenue, the expected popularity of the programming for which the Company has acquired rights and/or consumer acceptance of new products, including the Company’s new SVOD services, could lead to a downward revision in the fair value of certain reporting units. Any downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or other long-lived assets could result in additional impairments for which non-cash charges would be required, and any such charge could be material to the Company’s reported results of operations. For example, in fiscal 2019, the Company recognized non-cash impairment charges of $96 million, primarily related to goodwill at a reporting unit within the News and Information Services segment. In addition, as of June 30, 2019, the Company had approximately $2.0 billion of goodwill that is at risk for future impairment because the fair values of the corresponding reporting units exceeded their respective carrying values in a range from approximately 0% to 5%. The Company may also incur additional restructuring charges in the future if it is required to further realign its resources in response to significant shortfalls in revenue or other adverse trends.

There Can Be No Assurance That the Company Will Have Access to the Credit and Capital Markets on Terms Acceptable to It, and the Significant Leverage of its Foxtel Operating Subsidiaries Could Limit the Ability of Those Subsidiaries to Access the Credit and Capital Markets and Have Other Adverse Effects.

From time to time the Company expects to access the credit and capital markets to obtain financing or refinance existing indebtedness. Although the Company believes that the sources of capital currently in place, including the Company’s revolving credit facility, will permit the Company to finance its operations for the foreseeable future on acceptable terms and conditions, the Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors. The Company’s Foxtel operating subsidiaries have significant leverage that could limit or prevent them from incurring additional debt or refinancing or otherwise extending the maturities of their existing debt. As of June 30, 2019, the Foxtel operating subsidiaries’ total outstanding indebtedness was $1.2 billion, including $281 million due in fiscal 2020, with the remainder having various maturities through fiscal 2025. Factors impacting the Company’s ability to access the credit and capital markets include, but are not limited to: (1) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable; (2) the Company’s credit ratings or absence of a credit rating and/or the credit rating of its operating subsidiaries, as applicable; (3) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents (collectively, the “Debt Documents”); (4) the liquidity of the overall credit and capital markets; and (5) the state of the economy. There can be no assurance that the Company (particularly as News Corp currently has no credit rating) will continue to have access to the credit and capital markets on terms acceptable to it.

The Company’s consolidated debt could also have other adverse effects. A portion of the outstanding debt bears interest at variable rates, which exposes the Company to the risk of interest rate fluctuations. If interest rates increase, the applicable debt service obligations will increase, which could reduce available cash flow and make it more difficult to make scheduled debt payments and/or limit the amount of cash available for operations, including investments and capital expenditures. Although the Company hedges a portion of the exposure to these interest rate movements, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties to those arrangements. In addition, the Foxtel operating subsidiaries’ outstanding Debt Documents contain significant financial and operating covenants that may limit their operational and financial flexibility. Subject to certain exceptions, these covenants restrict or prohibit these operating subsidiaries from, among other things, undertaking certain transactions, disposing of properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, giving guarantees, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of other loans and undergoing fundamental business changes. These instruments also generally include financial covenants requiring the Foxtel operating subsidiaries to maintain specified total debt to EBITDA and interest coverage ratios. In the event any of these covenants are breached and such breach results in a default under any of the Foxtel operating subsidiaries’ Debt Documents, the lenders or noteholders, as applicable, may accelerate the maturity of the indebtedness under the applicable Debt Documents, which could result in a default under other outstanding Debt Documents and could have a material adverse impact on the Company’s business, results of operation and financial condition.

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

–	national or commercial television broadcasters have not obtained these rights 26 weeks before the start of the event;

–	the rights are held by commercial television licensees whose television broadcasting services cover more than 50% of the Australian population; or

–	the rights are held by one of Australia’s two major government-funded broadcasters;

•

other parts of the Broadcasting Services Act that regulate ownership interests and control of Australian media organizations. Such legislation may have an impact on the Company’s ownership structure and operations and may restrict its ability to take advantage of acquisition or investment opportunities; and

•	the Telecommunications Act and associated Codes, which apply various consumer protection regimes to Foxtel as a telecommunications service provider.

The Company’s business activities are also subject to various laws and regulations in the United States and internationally governing the collection, use, sharing, protection and retention of personal data, which have implications for how such data is managed. Many of these laws and regulations continue to evolve, and substantial uncertainty surrounds their scope and application. Complying with these laws and regulations could be costly, require the Company to change its business practices, or limit or restrict aspects of the Company’s business in a manner adverse to its business operations, including by inhibiting or preventing the collection of information that would enable it to provide more targeted, data-driven advertising offerings. The Company’s failure to comply, even if inadvertent or in good faith, or as a result of a compromise, breach or interruption of the Company’s systems by a third party, could result in exposure to enforcement by U.S. federal or state or foreign governments or private actors, as well as significant negative publicity and reputational damage. Examples of such laws are the European Union’s GDPR, which went into effect in 2018, expanding the regulation of personal data processing throughout the European Union and significantly increasing maximum penalties for non-compliance, and California’s CCPA, which will take effect on January 1, 2020 and will put greater restrictions on the collection and use of personal information. See “Governmental Regulation—Data Privacy and Security” for more information. Finally, because some of the Company’s products and services are available on the internet, it may be subject to laws or regulations exposing it to liability or compliance obligations even in jurisdictions where the Company does not have a substantial presence.

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

Adverse Results from Litigation or Other Proceedings Could Impact the Company’s Business Practices and Operating Results.

From time to time, the Company is party to litigation, as well as to regulatory and other proceedings with governmental authorities and administrative agencies, including with respect to antitrust, tax, data privacy and security, intellectual property, employment and other matters. See “Item 3. Legal Proceedings” and Note 16 to the Financial Statements for a discussion of certain matters. The outcome of these matters and other litigation and proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages, injunctive relief or settlement costs that could adversely affect the Company’s results of operations or financial condition as well as the Company’s ability to conduct its business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel, and other factors.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act instituted significant changes to the U.S. corporate income tax system including, among other things, lowering the corporate tax rate, implementing a partial territorial tax system and, beginning in fiscal 2019, implementing changes to limits on the deductions for executive compensation, a tax on global intangible low-taxed income, the base erosion anti-abuse tax and a deduction for foreign-derived intangible income. While the Company’s accounting for the effects of the Tax Act was completed in the second quarter of fiscal 2019 and the Company believes those effects have been appropriately recorded, various interpretive issues remain with respect to the Tax Act and regulatory guidance on many aspects of the Tax Act has not been issued. The Company continues to monitor, among other things, changes in interpretations of the Tax Act, any legislative action arising because of the Tax Act and any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. The Company cannot predict the manner in which provisions of the Tax Act or any related regulations, legislation or accounting standards may be interpreted or enforced in the future or whether such interpretation or enforcement may have a material adverse effect on its income tax expense and/or its business, results of operations and financial condition. See Note 19 to the Financial Statements for more information regarding the impact of the Tax Act.

On May 31, 2019, the Organization for Economic Cooperation and Development released a program of work to develop a consensus solution in relation to its Base Erosion and Profit Shifting Action 1, Addressing the Tax Challenges of the Digitalization of the Economy. The outcome of this program may change various aspects of the existing framework under which the Company’s tax obligations are determined in countries in which it does business. In connection with the release of the program, several foreign jurisdictions introduced new digital services taxes on revenue of companies that provide certain digital services. There is limited guidance about the applicability of these new taxes to the Company’s businesses and significant uncertainty as to what type of digital services will be deemed in scope. If these new taxes are applied to the Company’s revenue in these foreign jurisdictions, which include the U.K., it could have an adverse impact on its business and financial performance.

Theft of the Company’s Content, including Digital Piracy and Signal Theft, may Decrease Revenue and Adversely Affect the Company’s Business and Profitability.

The Company’s success depends in part on its ability to maintain and monetize the intellectual property rights in its content, and theft of its brands, programming, digital content, books and other copyrighted material affects the value of its content. Developments in technology, including the wide availability of higher internet bandwidth and reduced storage costs, increase the threat of content piracy by making it easier to stream, duplicate and widely distribute pirated material, including from other less-regulated countries into the Company’s primary markets. The Company seeks to limit the threat of content piracy by preventing unauthorized access to its content through the use of programming content encryption, signal encryption and other security access devices and digital rights management software, as well as by obtaining site blocking orders against pirate streaming and torrent sites and a variety of other actions, both individually and, in some instances, together with industry associations. However, these efforts are not always successful, and the Company cannot ensure that it will be able to reduce or control theft of its content. The proliferation of unauthorized use of the Company’s content may have an adverse effect on its business and profitability by reducing the revenue that the Company could receive from the legitimate sale and distribution of its content. Moreover, protection of the Company’s intellectual property rights is dependent on the scope and duration of its rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of the Company’s rights, or if existing laws are changed, the Company’s ability to generate revenue from its intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. In addition, the failure of legal and technological protections to evolve as piracy and associated technological tools become more sophisticated, could make it more difficult for the Company to adequately protect its intellectual property, which could, in turn, negatively impact its value and further increase the Company’s enforcement costs.

The Company’s Pay-TV Business Depends on a Single or Limited Number of Suppliers for Certain Key Products or Services, and Any Reduction or Interruption in the Supply of These Products and Services or a Significant Increase in Price Could Have an Adverse Effect on the Company’s Business, Results of Operations and Financial Condition.

The Company’s pay-TV business depends on a single or limited number of third party suppliers to supply certain key products and services necessary to provide its pay-TV services. In particular, the Company depends on Optus to provide all of its satellite transponder capacity, and ARRIS and Technicolor are the Company’s sole suppliers of satellite set-top boxes and the Foxtel Now box, respectively. If any of these suppliers breaches or terminates their agreements with the Company or otherwise fails to perform their obligations in a timely manner, experiences operating or financial difficulties, is unable to meet demand due to component shortages, insufficient capacity or otherwise, significantly increases the amount the Company pays for necessary products or services or ceases production of any necessary product, the Company’s business, results of operations and financial condition may be adversely affected.

In addition, Telstra is the primary supplier of cable distribution capacity for the Company’s pay-TV programming and is also currently the exclusive provider of wholesale fixed voice and broadband services for the Company’s pay-TV business, as well as its primary supplier of wholesale mobile voice and broadband services and the largest reseller of its cable and satellite products. Any disruption in the supply of those services or a decline in Telstra’s business could result in disruptions to the supply of, and/or reduce the number of subscribers for, the Company’s products and services, which could, in turn, adversely affect its business, results of operations and financial condition.

While the Company will seek alternative sources for the products and services described above where possible and/or permissible under applicable agreements, it may not be able to develop these alternative sources quickly and cost-effectively, which could impair its ability to timely deliver its products and services to its subscribers or operate its business.

The Company’s International Operations Expose it to Additional Risks that Could Adversely Affect its Business, Operating Results and Financial Condition.

In its fiscal year ended June 30, 2019, approximately 61% of the Company’s revenues were derived outside the U.S., and the Company is focused on expanding the international scope of its operations. There are risks inherent in doing business internationally, including (1) issues related to managing international operations; (2) economic uncertainties and volatility in local markets and political or social instability; (3) potentially adverse changes in tax laws and regulations; (4) compliance with international laws and regulations, including foreign ownership restrictions and data privacy requirements such as the GDPR; (5) compliance with anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the UK Bribery Act; (6) restrictions on repatriation of funds and foreign currency exchange; and (7) compliance with local labor laws and regulations. For example, Brexit has and may continue to, among other things, adversely affect economic and market conditions in the U.K. and the European Union and create uncertainty around doing business in the U.K., including with respect to data protection and transfer, tax rates and the recruitment and retention of employees. Events or developments related to these and other risks associated with the Company’s international operations could result in reputational harm and have an adverse impact on the Company’s business, results of operations, financial condition and prospects. Challenges associated with operating globally may increase as the Company continues to expand into geographic areas that it believes represent the highest growth opportunities.

The Company is Party to Agreements with Third Parties Relating to Certain of its Businesses That Contain Operational and Management Restrictions and/or Other Rights That, Depending on the Circumstances, May Not be in the Best Interest of the Company.

The Company is party to agreements with third parties relating to certain of its businesses that restrict the Company’s ability to take specified actions and contain other rights that, depending on the circumstances, may not be in the best interest of the Company. For example, the Company and Telstra are parties to a Shareholders’ Agreement with respect to Foxtel containing certain minority protections for Telstra, including standard governance provisions, as well as transfer and exit rights. The Shareholders’ Agreement provides Telstra with the right to appoint two directors to the Board of Foxtel, as well as Board and shareholder-level veto rights over certain non-ordinary course and/or material corporate actions that may prevent Foxtel from taking actions that are in the interests of the Company. The Shareholders’ Agreement also provides for (1) certain transfer restrictions, which could adversely affect the Company’s ability to effect such transfers and/or the prices at which those transfers may occur, and (2) exit arrangements, which could, in certain circumstances, force the Company to sell its interest, subject to rights of first and, in some cases, last refusals.

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

Failure by the Company to Protect Certain Intellectual Property and Brands, or Infringement Claims by Third Parties, Could Adversely Impact the Company’s Business, Results of Operation and Financial Condition.

The Company’s businesses rely on a combination of trademarks, trade names, copyrights, patents, domain names, trade secrets and other proprietary rights, as well as licenses and other contractual arrangements, including licenses relating to sports programming rights, set-top box technology and related systems, the NAR License and the Fox Licenses, to establish, obtain and protect the intellectual property and brand names used in their businesses. The Company believes its proprietary trademarks, trade names, copyrights, patents, domain names, trade secrets and other intellectual property rights are important to its continued success and its competitive position. However, the Company cannot ensure that these intellectual property rights or those of its licensors and suppliers will be upheld if challenged or that these rights will protect the Company against infringement claims by third parties, and effective intellectual property protection may not be available in every country or region in which the Company operates or where its products are available. Any failure by the Company or its licensors and suppliers to effectively protect its or their intellectual property or brands, or any infringement claims by third parties, could adversely impact the Company’s business, results of operations or financial condition. Claims of intellectual property infringement could require the Company to enter into royalty or licensing agreements on unfavorable terms (if such agreements are available at all), require the Company to spend substantial sums to defend against or settle such claims or to satisfy any judgment rendered against it, or cease any further use of the applicable intellectual property, which could in turn require the Company to change its business practices or offerings and limit its ability to compete effectively. Even if the Company believes any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from its business. In addition, the Company may be contractually required to indemnify other parties against liabilities arising out of any third party infringement claims.

Newsprint Prices May Continue to Be Volatile and Difficult to Predict and Control, and any Increase in Newsprint Costs or Disruption in Newsprint Supply may Adversely Affect the Company’s Business, Results of Operations and Financial Condition.

Newsprint is a significant expense for the Company’s newspaper publishing units. The price of newsprint has historically been volatile, and a number of factors may cause prices to increase, including: (1) the closure and consolidation of newsprint mills or the conversion of newsprint mills to other products or grades of paper, which has reduced the number of newsprint suppliers over the years; (2) the imposition of tariffs or other restrictions on non-U.S. suppliers of paper; (3) an increase in supplier operating expenses due to rising raw material or energy costs or other factors; (4) failure to maintain the Company’s current consumption levels; and (5) the inability to maintain the Company’s existing relationships with its newsprint suppliers. Any increase in the cost of newsprint, undersupply or supply chain disruption could have an adverse effect on the Company’s business, results of operations and financial condition.

Damage, Failure or Destruction of Satellites and Transmitter Facilities that the Company’s Pay-TV Business Depends Upon to Distribute its Programming Could Adversely Affect the Company’s Business, Results of Operations and Financial Condition.

The Company’s pay-TV business uses satellite systems to transmit its programming to its subscribers and/or authorized sublicensees. The Company’s distribution facilities include uplinks, communications satellites and downlinks, and the Company also uses studio and transmitter facilities. Transmissions may be disrupted or degraded as a result of local disasters, including extreme weather, that damage or destroy on-ground uplinks or downlinks or studio and transmitter facilities, or as a result of damage to a satellite. Satellites are subject to significant operational and environmental risks while in orbit, including anomalies resulting from various factors such as manufacturing defects and problems with power or control systems, as well as environmental hazards such as meteoroid events, electrostatic storms and collisions with space debris. These events may result in the loss of one or more transponders on a satellite or the entire satellite and/or reduce the useful life of the satellite, which could, in turn, lead to a disruption or loss of video services to the Company’s customers. The Company does not carry commercial insurance for business disruptions or losses resulting from the foregoing events as it believes the cost of insurance premiums is uneconomical relative to the risk. Instead, the Company seeks to mitigate this risk through the maintenance of backup satellite capacity and other contingency plans. However, these steps may not be sufficient, and if the Company is unable to secure alternate distribution, studio and/or transmission facilities in a timely manner, any such disruption or loss could have an adverse effect on the Company’s business, results of operations and financial condition.

The Company is Subject to Payment Processing Risk Which Could Lead to Adverse Effects on the Company’s Business and Results of Operations.

The Company’s customers pay for its products and services using a variety of different payment methods, including credit and debit cards, prepaid cards, direct debit, online wallets and through direct carrier and partner billing. The Company relies on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, delays in receiving payments from payment processors, any failures to comply with, or changes to, rules or regulations concerning payment processing, loss of payment or billing partners and/or disruptions or failures in, or fraudulent use of or access to, payment processing systems or payment products, the Company’s results of operations could be adversely impacted and it could suffer reputational harm. Furthermore, if the Company is unable to maintain its chargeback rate at acceptable levels, card networks may impose fines and its card approval rate may be impacted. The termination of the Company’s ability to process payments on any major payment method would adversely affect its business and results of operations.

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

Certain of the Company’s Directors and Officers May Have Actual or Potential Conflicts of Interest Because of Their Equity Ownership in Fox Corporation (“FOX”), and/or Because They Also Serve as Officers and/or on the Board of Directors of FOX, Which May Result in the Diversion of Certain Corporate Opportunities to FOX.

Certain of the Company’s directors and executive officers own shares of FOX’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of the Company’s officers and directors also serve as officers and/or as directors of FOX, including K. Rupert Murdoch, who serves as the Company’s Executive Chairman and Co-Chairman of FOX, and Lachlan K. Murdoch, who serves as the Company’s Co-Chairman and Chairman and Chief Executive Officer of FOX. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for the Company and FOX. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Company and FOX regarding the terms of the agreements governing the indemnification of certain matters. In addition to any other arrangements that the Company and FOX may agree to implement, the Company and FOX agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.

The Company’s Amended and Restated By-laws acknowledge that the Company’s directors and officers, as well as certain of its stockholders, including K. Rupert Murdoch, certain members of his family and certain family trusts (so long as such persons continue to own, in the aggregate, 10% or more of the voting stock of each of the Company and FOX), each of which is referred to as a covered stockholder, are or may become stockholders, directors, officers, employees or agents of FOX and certain of its affiliates. The Company’s Amended and Restated By-laws further provide that any such overlapping person will not be liable to the Company, or to any of its stockholders, for breach of any fiduciary duty that would otherwise exist because such individual directs a corporate opportunity (other than certain types of restricted business opportunities set forth in the Company’s Amended and Restated By-laws) to FOX instead of the Company. This could result in an overlapping person submitting any corporate opportunities other than restricted business opportunities to FOX instead of the Company.

Certain Provisions of the Company’s Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware Law, the Company’s Third Amended and Restated Stockholder Rights Agreement and the Ownership of the Company’s Common Stock by the Murdoch Family Trust May Discourage Takeovers, and the Concentration of Ownership Will Affect the Voting Results of Matters Submitted for Stockholder Approval.

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

In addition, in connection with the Separation, the Company’s Board of Directors adopted a stockholder rights agreement, which it extended in June 2014, June 2015 and again in June 2018. Pursuant to the third amended and restated stockholder rights agreement, each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its Class A Common Stock and Class B Common Stock in the event that a person or group acquires beneficial ownership of 15% or more of the then-outstanding Class B Common Stock without approval of the Company’s Board of Directors, subject to exceptions for persons beneficially owning 15% or more of the Company’s Class B Common Stock immediately following the Separation. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. The rights expire on June 18, 2021, except as otherwise provided in the rights agreement. Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of August 5, 2019, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of August 5, 2019. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of August 5, 2019. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the third amended and restated stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.

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

United States

The Company’s principal real properties in the U.S. are the following:

(a)

The U.S. headquarters of the Company, located at 1211 Avenue of the Americas, New York, New York and the offices of the Company located at 1185 Avenue of the Americas, New York, New York, each of which are subleased from FOX. These spaces include the executive and corporate offices of the Company, the executive and editorial offices of Dow Jones, the editorial offices of the Post and the executive offices of NAM;

(b)	The leased offices of HarperCollins U.S. in New York, New York;

(c)	The leased offices of HarperCollins U.S. in Scranton, Pennsylvania;

(d)	The leased printing plant of the Post located in Bronx, New York;

(e)	The leased offices of Move in Santa Clara, California;

(f)	The leased offices of NAM in Wilton, Connecticut;

(g)	The office space campus owned by the Company in South Brunswick, New Jersey; and

(h)	The leased offices of Opcity in Austin, Texas.

Europe

The Company’s principal real properties in Europe are the following:

(a)	The leased headquarters and editorial offices of the London operations of News UK, Dow Jones and HarperCollins at The News Building, 1 London Bridge Street, London, England;

(b)	The newspaper production and printing facilities for its U.K. newspapers, which consist of:

1.	The leased office space at each of Fleet House, Peterborough, England; Dublin, Ireland; and Glasgow City Centre, Scotland; and

2.	The freehold interests in each of a publishing and printing facility in Broxbourne, England and printing facilities in Knowsley, England and North Lanarkshire, Scotland; and

(c)	The leased warehouse and office facilities of HarperCollins Publishers Limited in Glasgow, Scotland.

Australia and Asia

The Company’s principal real properties in Australia and Asia are the following:

(a)	The Australian newspaper production and printing facilities which consist of:

1.	The Company-owned print center and office building in Sydney, Australia at which The Australian, The Daily Telegraph and The Sunday Telegraph are printed and published, respectively;

2.	The leased print center and office facility in Melbourne, Australia at which Herald Sun and Sunday Herald Sun are printed and published, respectively;

3.	The Company-owned print center and office building in Adelaide, Australia at which The Advertiser and Sunday Mail are printed and published, respectively; and

4.	The Company-owned print center and office building in Brisbane, Australia at which The Courier Mail and The Sunday Mail are printed and published, respectively;

(b)	The leased headquarters of Foxtel in Sydney, Australia;

(c)	The leased corporate offices and call center of Foxtel in Melbourne, Australia;

(d)	The leased offices and studios of FOX SPORTS Australia in Sydney, Australia;

(e)	The leased corporate offices of REA Group in Melbourne, Australia; and

(f)	The leased office space of Dow Jones in Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed below.

News America Marketing

Insignia Systems, Inc.

On July 11, 2019, Insignia Systems, Inc. (“Insignia”) filed a complaint in the U.S. District Court for the District of Minnesota against News America Marketing FSI L.L.C. (“NAM FSI”), News America Marketing In-Store Services L.L.C. (“NAM In-Store”) and News Corporation (together, the “NAM Parties”) alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Parties believe they have been compliant with applicable laws and intend to defend themselves vigorously.

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) filed a complaint in the U.S. District Court for the Eastern District of Michigan (the “District Court”) against News America Incorporated, NAM FSI, NAM In-Store and News Corporation (together, the “NAM Group”) alleging violations of federal and state antitrust laws and common law business torts. The complaint sought treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the complaint, and on March 30, 2016, the District Court ordered that Valassis’s bundling and tying claims be dismissed and that all remaining claims in the NAM Group’s motion to dismiss be referred to a panel of antitrust experts (the “Antitrust Expert Panel”) appointed in connection with a prior action brought by Valassis against certain members of the NAM Group. The Antitrust Expert Panel was convened and, on February 8, 2017, recommended that the NAM Group’s counterclaims in the action be dismissed with leave to replead three of the four counterclaims. The NAM Group filed an amended counterclaim on February 27, 2017. Valassis subsequently filed motions with the District Court seeking either to re-open the case in the District Court or to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On September 25, 2017, the District Court granted Valassis’s motions and transferred the case to the N.Y. District Court. On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case with the N.Y. District Court, and on February 21, 2019, the N.Y. District Court granted the NAM Group’s motion in part and denied it in part. The N.Y. District Court found that the NAM Group’s bidding practices were lawful but denied the NAM Group’s motion with respect to claims arising out of certain other alleged contracting practices. Valassis also ceased to pursue its claims relating to free-standing insert products, and those claims were dismissed. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.

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

In connection with the Separation, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox would indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the previously concluded criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters are settled on an after-tax basis. In March 2019, as part of the separation of FOX from 21st Century Fox, the Company, News Corp Holdings UK & Ireland, 21st Century Fox and FOX entered into a Partial Assignment and Assumption Agreement, pursuant to which, among other things, 21st Century Fox assigned, conveyed and transferred to FOX all of its indemnification obligations with respect to the U.K. Newspaper Matters.

The net expense (benefit) related to the U.K. Newspaper Matters in Selling, general and administrative was $10 million, $(35) million and $10 million for the fiscal years ended June 30, 2019, June 30, 2018 and June 30, 2017, respectively. As of June 30, 2019, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $53 million. The amount to be indemnified by FOX of approximately $49 million was recorded as a receivable in Other current assets on the Balance Sheet as of June 30, 2019. The net benefit for the fiscal year ended June 30, 2018 reflects a $46 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The Nasdaq Global Select Market (“Nasdaq”), its principal market, under the symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A Common Stock and Class B Common Stock are listed and traded on the Australian Securities Exchange (“ASX”) under the symbols “NWSLV” and “NWS,” respectively. As of August 5, 2019, there were approximately 19,000 holders of record of shares of Class A Common Stock and 500 holders of record of shares of Class B Common Stock.

Dividends

For information regarding dividends, see Item 6. “Selected Financial Data” and Note 12—Stockholders’ Equity in the accompanying Consolidated Financial Statements.

Issuer Purchases of Equity Securities

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during fiscal 2019, fiscal 2018 and fiscal 2017. Through August 5, 2019, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 5, 2019 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

The Company did not purchase any of its Class B Common Stock during the fiscal years ended June 30, 2019, 2018 and 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the fiscal years ended June 30,
	2019(c)	2018(c)	2017(c)	2016	2015
	(in millions except per share information)
STATEMENT OF OPERATIONS DATA:
Revenues(a)	$10,074	$9,024	$8,139	$8,292	$8,524
Income (loss) from continuing operations attributable to News Corporation stockholders(b)	155	(1,514)	(738)	164	298
Net income (loss) attributable to News Corporation stockholders	155	(1,514)	(738)	179	(147)
Income (loss) from continuing operations available to News Corporation stockholders—basic	0.27	(2.60)	(1.27)	0.28	0.51
Income (loss) from continuing operations available to News Corporation stockholders—diluted	0.26	(2.60)	(1.27)	0.28	0.51
Net income (loss) available to News Corporation stockholders per share—basic	0.27	(2.60)	(1.27)	0.30	(0.26)
Net income (loss) available to News Corporation stockholders per share—diluted	0.26	(2.60)	(1.27)	0.30	(0.26)
Cash dividends per share of Class A and Class B Common Stock	0.20	0.20	0.20	0.20	—

	As of June 30,
	2019(c)	2018(c)	2017(c)	2016	2015
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$1,643	$2,034	$2,016	$1,832	$1,951
Total assets(a)	15,711	16,346	14,552	15,483	15,035
Total borrowings(a)	1,453	1,952	379	372	—
Redeemable preferred stock	—	20	20	20	20

(a)

During the fiscal year ended June 30, 2018, News Corp and Telstra Corporation Limited (“Telstra”) combined their respective 50% interests in the Foxtel Group and News Corp’s 100% interest in FOX SPORTS Australia into a new company, NXE Australia Pty Limited (“the Transaction”), which the Company refers to as “Foxtel” for post-Transaction periods. For periods prior to the completion of the Transaction, the Company continues to refer to its equity investment in the Foxtel Group as Foxtel. Following the completion of the Transaction in April 2018, News Corp owns a 65% interest in Foxtel, and Telstra owns the remaining 35%. Consequently, the Company began consolidating the Foxtel Group in the fourth quarter of fiscal 2018. As a result of the Transaction, Foxtel’s outstanding debt of approximately $1.2 billion and $1.6 billion is included in the Balance Sheets as of June 30, 2019 and June 30, 2018, respectively. See Note 4—Acquisitions, Disposals and Other Transactions and Note 9—Borrowings in the accompanying Consolidated Financial Statements.

(b)

During the fiscal year ended June 30, 2019, the Company recognized non-cash impairment charges of $96 million primarily related to the impairment of goodwill at a reporting unit within the News and Information Services segment. See Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements.

During the fiscal year ended June 30, 2018, the Company recognized a $957 million non-cash write-down of the carrying value of its investment in Foxtel. See Note 6—Investments in the accompanying Consolidated Financial Statements. Additionally, during the fiscal year ended June 30, 2018, the Company recognized non-cash impairment charges of $280 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit. See Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements. As a result of the Transaction, the Company recognized a $337 million loss in Other, net, primarily related to the Company’s settlement of its pre-existing contractual arrangement between Foxtel and FOX SPORTS Australia which resulted in a $317 million write-off of its channel distribution agreement intangible asset at the time of the Transaction. See Note 4—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements.

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

(c)

See Notes 4, 5, 6, 7, 8, 9 and 16 in the accompanying Consolidated Financial Statements for information with respect to significant acquisitions, disposals, impairment charges, restructuring charges, borrowings, contingencies and other transactions during fiscal 2019, 2018 and 2017.

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

The following discussion and analysis omits discussion of fiscal 2017. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for a discussion on fiscal 2017.

INTRODUCTION

News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, subscription video services in Australia, book publishing and digital real estate services.

In April 2018, News Corp and Telstra combined their respective 50% interests in the Foxtel Group and News Corp’s 100% interest in FOX SPORTS Australia into a new company, NXE Australia Pty Ltd. (the “Transaction”), which the Company refers to herein as “Foxtel” for post-Transaction periods. Following the completion of the Transaction, News Corp owns a 65% interest in the combined business, with Telstra owning the remaining 35%. Consequently, the Company began consolidating the Foxtel Group in the fourth quarter of fiscal 2018. (See Note 4—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements). For periods prior to the completion of the Transaction, the Company continues to refer to its equity investment in the Foxtel Group as Foxtel. The results of the combined business are reported within the Subscription Video Services segment. To enhance the comparability of the financial information provided to users, the Company has supplementally included pro forma financial information for the fiscal year ended June 30, 2018 reflecting the Transaction within its discussion and analysis below.

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•

Overview of the Company’s Business—This section provides a general description of the Company’s businesses, as well as developments that occurred during the two fiscal years ended June 30, 2019 and through the date of this filing that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•

Results of Operations—This section provides an analysis of the Company’s results of operations for the two fiscal years ended June 30, 2019. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed. To enhance the comparability of the financial information provided to users, the Company has supplementally included pro forma financial information for fiscal 2018 within its discussion and analysis below reflecting the Transaction. The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2019 and 2018 each included 52 weeks.

•

Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the two fiscal years ended June 30, 2019, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of June 30, 2019.

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

OVERVIEW OF THE COMPANY’S BUSINESSES

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and Barron’s Group, which includes Barron’s and MarketWatch, the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance, and Dow Jones Newswires, and its live journalism events. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun, The Courier Mail and The Advertiser in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of in-store marketing products and services, home-delivered shopper media, and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a global video advertising marketplace, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

•

Subscription Video Services—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in Foxtel (with the remaining 35% interest in Foxtel held by Telstra, an Australian Securities Exchange (“ASX”)-listed telecommunications company) and (ii) Australian News Channel (“ANC”). Foxtel is the largest pay-TV provider in Australia, with nearly 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel offers the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming. Foxtel also operates Foxtel Now, an over-the-top, or OTT, service, and Kayo, a sports-only OTT service.

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

•

Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.6% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the ASX (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps across Australia and Asia, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au, Flatmates.com.au and spacely.com.au, and property portals in Asia. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products as well as its Opcity performance and subscription-based services. Move also offers a number of professional software and services products, including Top Producer®, and ListHubTM.

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

As a multi-platform news provider, the Company recognizes the importance of maximizing revenues from a variety of media formats and platforms, both in terms of paid-for content and in new advertising models, and continues to invest in its digital products. Smartphones, tablets and similar devices, their related apps and other technologies, provide continued opportunities for the Company to make its content available to a new audience of readers, introduce new or different pricing schemes and develop its products to continue to attract advertisers and/or affect the relationship between content providers and consumers. The Company continues to develop and implement strategies to exploit its content across a variety of media channels and platforms.

Subscription Video Services

The Company’s Subscription Video Services segment consists of (i) its 65% interest in Foxtel and (ii) ANC. Foxtel is the largest pay-TV provider in Australia, delivering nearly 200 channels including the leading sports programming content in Australia. Foxtel generates revenue primarily through subscription revenue as well as advertising revenue.

Foxtel competes for audiences primarily with a variety of other video content providers, such as traditional Free-To-Air (“FTA”) TV operators in Australia, including the three major commercial FTA networks and two major government-funded FTA broadcasters, and new content providers that deliver video programming over the internet. These providers include, Internet Protocol television, or IPTV, and subscription video-on-demand providers such as Fetch TV, Netflix, Stan and Amazon Prime Video; streaming services offered through digital media providers; as well as programmers and distributors that provide, or have indicated an intention to provide, content directly to consumers over the internet.

ANC operates the SKY NEWS network, Australia’s 24-hour multi-channel, multi-platform news service, and also owns and operates the Australia Channel IPTV service for international markets. Revenue is primarily derived from monthly affiliate fees received from pay-TV providers based on the number of subscribers and advertising.

The most significant operating expenses of the Subscription Video Services segment are the acquisition and production expenses related to programming, the expenses related to operating the technical facilities of the broadcast operations, expenses related to cable, satellite, internet and broadband transmission costs and studio and engineering expense. The expenses associated with licensing certain programming rights are recognized during the applicable season or event, which can cause results at the Subscription Video Services segment to fluctuate based on the timing and mix of Foxtel’s local and international sports programming. Programming rights associated with a dedicated channel are amortized over 12 months. Other expenses include subscriber acquisition costs such as sales costs and marketing and promotional expenses related to improving the market visibility and awareness of the channels and their programming. Additional expenses include salaries, employee benefits, rent and other routine overhead expenses.

Book Publishing

The Book Publishing segment derives revenues from the sale of general fiction, nonfiction, children’s and religious books in the U.S. and internationally. The revenues and operating results of the Book Publishing segment are significantly affected by the timing of releases and the number of its books in the marketplace. The book publishing marketplace is subject to increased periods of demand during the end-of-year holiday season in its main operating geographies. This marketplace is highly competitive and continues to change due to technological developments, including additional digital platforms and distribution channels and other factors. Each book is a separate and distinct product and its financial success depends upon many factors, including public acceptance.

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

Digital Real Estate Services

The Digital Real Estate Services segment generates revenue through property and property-related advertising and services, including the sale of real estate listing and performance-based products to agents, brokers and developers, display advertising on its residential real estate and commercial property sites and residential property data services to the financial sector. The Digital Real Estate Services segment also generates revenue through licenses of certain professional software products on a subscription basis and fees and commissions from referrals generated through its end-to-end digital property search and financing offering and mortgage broking services. Significant expenses associated with these sites, services and software solutions include development costs, advertising and promotional expenses, hosting and support services, salaries, broker commissions, employee benefits and other routine overhead expenses.

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

Other Business Developments

In June 2019, the Company announced that it is reviewing strategic options for News America Marketing, including a potential sale. There is no assurance regarding the timing of any action or transaction, nor that the strategic review will result in a transaction or other strategic change.

In October 2018, the Company acquired Opcity Inc. (“Opcity”), a market-leading real estate technology platform that matches qualified home buyers and sellers with real estate professionals in real time. The total transaction value was approximately $210 million, consisting of approximately $182 million in cash, net of $7 million of cash acquired and approximately $28 million in deferred payments and restricted stock unit awards for Opcity’s founders and qualifying employees, which is being recognized as compensation expense over the three years following the closing. Included in the cash amount was approximately $20 million that is being held back for approximately 18 months after closing. The acquisition broadens realtor.com®’s lead generation product portfolio, allowing real estate professionals to choose between traditional lead products or a concierge-based model that provides highly vetted, transaction-ready leads. Opcity is a subsidiary of Move, and its results are included within the Digital Real Estate Services segment.

In addition to the acquisitions noted above, the Company used $26 million of cash for additional acquisitions during fiscal 2019, primarily relating to Racing Internet Services (“Racenet”) and Medium Rare Content Agency (“Medium Rare”), an integrated content agency. Racenet and Medium Rare are subsidiaries of News Corp Australia and the results of each are included within the News and Information Services segment.

In June 2018, REA Group acquired Hometrack Australia Pty Ltd (“Hometrack Australia”) for approximately A$130 million (approximately $100 million) in cash, which was funded with a mix of cash on hand and debt of A$70 million (approximately $53 million). Hometrack Australia is a provider of property data services to the financial sector and it allows REA Group to deliver more property data and insights to its customers. Hometrack Australia is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.

In April 2018, News Corp and Telstra combined their respective 50% interests in the Foxtel Group and News Corp’s 100% interest in FOX SPORTS Australia into a new company. Following the completion of the Transaction, News Corp owns a 65% interest in the combined business, with Telstra owning the remaining 35%. The combination allows Foxtel and FOX SPORTS Australia to leverage their media platforms and content to improve services for consumers and advertisers. The results of Foxtel are reported within the Subscription Video Services segment, and Foxtel is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

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

Results of Operations—Fiscal 2019 versus Fiscal 2018 (as reported)

The following table sets forth the Company’s operating results for fiscal 2019 as compared to fiscal 2018.

	For the fiscal years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$4,104	$3,021	$1,083	36%
Advertising	2,738	2,856	(118)	(4)%
Consumer	1,679	1,664	15	1%
Real estate	908	858	50	6%
Other	645	625	20	3%

Total Revenues	10,074	9,024	1,050	12%
Operating expenses	(5,622)	(4,903)	(719)	(15)%
Selling, general and administrative	(3,208)	(3,050)	(158)	(5)%
Depreciation and amortization	(659)	(472)	(187)	(40)%
Impairment and restructuring charges	(188)	(351)	163	46%
Equity losses of affiliates	(17)	(1,006)	989	98%
Interest expense, net	(59)	(7)	(52)	**
Other, net	33	(324)	357	**

Income (loss) before income tax expense	354	(1,089)	1,443	**
Income tax expense	(126)	(355)	229	65%

Net income (loss)	228	(1,444)	1,672	**
Less: Net income attributable to noncontrolling interests	(73)	(70)	(3)	(4)%

Net income (loss) attributable to News Corporation	$155	$(1,514)	$1,669	**

**	not meaningful

Revenues—Revenues increased $1,050 million, or 12%, for the fiscal year ended June 30, 2019 as compared to fiscal 2018. The Revenue increase was primarily due to higher revenues at the Subscription Video Services segment of $1,198 million resulting in large part from the Transaction, which contributed $1,289 million to the increase and higher revenues of $18 million at the Digital Real Estate Services segment. These increases were partially offset by lower revenues at the News and Information Services segment of $163 million, primarily due to the $154 million negative impact of foreign currency fluctuations, weakness in the print advertising market and lower revenues at News America Marketing of $61 million, partially offset by cover and subscription price increases and digital subscriber growth, primarily at The Wall Street Journal and in Australia. The impact of the adoption of the new revenue recognition standard resulted in a revenue decrease of approximately $72 million.

The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $311 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying the results for each quarter in the current period by the difference between the average exchange rate for that quarter and the average exchange rate in effect during the corresponding quarter of the prior year and totaling the impact for all quarters in the current period.

Operating expenses—Operating expenses increased $719 million, or 15%, for the fiscal year ended June 30, 2019 as compared to fiscal 2018. The increase in Operating expenses for the fiscal year ended June 30, 2019 was mainly due to higher operating expenses at the Subscription Video Services segment of $822 million primarily resulting from the Transaction. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $153 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018.

Selling, general and administrative—Selling, general and administrative expenses increased $158 million, or 5%, for the fiscal year ended June 30, 2019 as compared to fiscal 2018. The increase in Selling, general and administrative expenses was primarily due to higher expenses of $169 million at the Subscription Video Services segment, primarily as a result of the Transaction, and the absence of the $46 million impact from the reversal of a portion of the previously accrued liability for the U.K. Newspaper Matters and the corresponding receivable as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes in the first quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $109 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018.

Depreciation and amortization—Depreciation and amortization expense increased $187 million, or 40%, for the fiscal year ended June 30, 2019 as compared to fiscal 2018, primarily as a result of an additional $185 million of depreciation and amortization expense at the Subscription Video Services segment, mainly due to the Transaction.

Impairment and restructuring charges—During the fiscal years ended June 30, 2019 and 2018, the Company recorded restructuring charges of $92 million and $71 million, respectively.

During the fiscal year ended June 30, 2019, the Company recognized non-cash impairment charges of $96 million related to the impairment of goodwill and intangible assets.

During the fiscal year ended June 30, 2018, the Company recognized non-cash impairment charges of $280 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit.

See Note 5—Restructuring Programs and Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements.

Equity losses of affiliates—Equity losses of affiliates improved by $989 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018. The decrease in losses for the fiscal year ended June 30, 2019 was primarily due to the absence of a $957 million non-cash write-down of the carrying value of the Company’s investment in Foxtel recognized in the third quarter of fiscal 2018.

	For the fiscal years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Foxtel(a)	$—	$(974)	$974	**
Other equity affiliates, net(b)	(17)	(32)	15	47%

Total Equity losses of affiliates	$(17)	$(1,006)	$989	98%

**	not meaningful
(a)

Following completion of the Transaction in April 2018, News Corp ceased accounting for Foxtel as an equity method investment and began consolidating its results in the fourth quarter of fiscal 2018. See Note 4—Acquisitions, Disposals and Other Transactions and Note 6—Investments in the accompanying Consolidated Financial Statements.

The fiscal year ended June 30, 2018 included the write-down discussed above. See Note 6—Investments in the accompanying Consolidated Financial Statements.

In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other” (“ASC 350”), the Company amortized $49 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal year ended June 30, 2018. Such amortization is reflected in Equity losses of affiliates in the Statement of Operations.

(b)

Other equity affiliates, net for the fiscal years ended June 30, 2019 and 2018 include losses primarily from the Company’s interest in Elara. Additionally, during the fiscal year ended June 30, 2018 the Company recognized $13 million in non-cash write-downs of certain equity method investments’ carrying values. The write-downs were reflected in Equity losses of affiliates in the Statement of Operations for the fiscal year ended June 30, 2018. See Note 6—Investments in the accompanying Consolidated Financial Statements.

Interest expense, net—Interest expense, net for the fiscal year ended June 30, 2019 increased $52 million, as compared to fiscal 2018, primarily due to higher interest expense as a result of the Transaction. As a result of the Transaction, the Company consolidated outstanding debt of approximately $1.8 billion. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.

Other, net—Other, net increased $357 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018. See Note 21—Additional Financial Information in the accompanying Consolidated Financial Statements.

Income tax (expense) benefit—The Company’s income tax expense and effective tax rate for the fiscal year ended June 30, 2019 were $126 million and 36%, respectively, as compared to an income tax expense and effective tax rate of $355 million and (33%), respectively, for fiscal 2018.

For the fiscal year ended June 30, 2019 the Company recorded a tax expense of $126 million on pre-tax income of $354 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to lower tax benefits on impairments, valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the fiscal year ended June 30, 2018, the Company recorded a tax expense of $355 million on pre-tax loss of $1,089 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to $340 million of lower tax benefits on impairments and write-downs of approximately $1.3 billion, $88 million of lower tax benefits related to the $337 million loss for the settlement of the pre-existing contractual arrangement between FOX SPORTS Australia and Foxtel as a result of the Transaction and a tax expense of $237 million related to the impact of the Tax Act, offset by a tax benefit of approximately $49 million related to the settlement of pre-Separation tax matters with the Internal Revenue Service.

Net income (loss)—Net income (loss) increased $1,672 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018 primarily due to lower equity losses of affiliates resulting from the absence of the

$957 million non-cash write-down of the carrying value of the Company’s investment in Foxtel recognized in fiscal 2018, lower impairment and restructuring charges resulting from the absence of non-cash impairment charges of $280 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit, higher Other, net resulting from the absence of a $337 million loss related to the Transaction, primarily resulting from the write-off of the FOX SPORTS Australia channel distribution agreement intangible asset, the absence of the $237 million negative impact of the Tax Act recognized in fiscal 2018 and higher Total Segment EBITDA, partially offset by higher Depreciation and amortization and Interest expense.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased $3 million, or 4%, for the fiscal year ended June 30, 2019 as compared to fiscal 2018, primarily due to higher results at REA Group offset by the noncontrolling interest impact from Foxtel.

Segment Analysis

Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity losses of affiliates, interest expense, net, other, net and income tax (expense) benefit. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA.

Segment EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of, and allocate resources within, the Company’s businesses. Segment EBITDA provides management, investors and equity analysts with a measure to analyze the operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of Total Segment EBITDA provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as impairment and restructuring charges and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures and changes in tax positions or regimes, the Company provides users of its consolidated financial statements with insight into both its core operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its core business. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the core operating results of the Company across different periods. The following table reconciles Net income (loss) to Total Segment EBITDA for the fiscal years ended June 30, 2019 and 2018:

	For the fiscal years ended June 30,
	2019	2018
(in millions)
Net income (loss)	$228	$(1,444)
Add:
Income tax expense	126	355
Other, net	(33)	324
Interest expense, net	59	7
Equity losses of affiliates	17	1,006
Impairment and restructuring charges	188	351
Depreciation and amortization	659	472

Total Segment EBITDA	$1,244	$1,071

The following table sets forth the Company’s Revenues and Segment EBITDA for the fiscal years ended June 30, 2019 and 2018:

	For the fiscal years ended June 30,
	2019		2018
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$4,956	$417	$5,119	$397
Subscription Video Services	2,202	380	1,004	173
Book Publishing	1,754	253	1,758	239
Digital Real Estate Services	1,159	384	1,141	401
Other	3	(190)	2	(139)

Total	$10,074	$1,244	$9,024	$1,071

News and Information Services (49% and 57% of the Company’s consolidated revenues in fiscal 2019 and 2018, respectively)

	For the fiscal years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$2,128	$2,115	$13	1%
Advertising	2,400	2,589	(189)	(7)%
Other	428	415	13	3%

Total Revenues	4,956	5,119	(163)	(3)%
Operating expenses	(2,822)	(2,934)	112	4%
Selling, general and administrative	(1,717)	(1,788)	71	4%

Segment EBITDA	$417	$397	$20	5%

For the fiscal year ended June 30, 2019, revenues at the News and Information Services segment decreased $163 million, or 3%, as compared to fiscal 2018. The revenue decrease was primarily due to lower Advertising revenues of $189 million resulting mainly from weakness in the print advertising market, the $74 million negative impact of foreign currency fluctuations and lower revenues at News America Marketing of $61 million, partially offset by digital advertising growth, primarily in Australia. Circulation and subscription revenues for the fiscal year ended June 30, 2019 increased $13 million as compared to fiscal 2018 mainly due to cover and subscription price increases, digital subscriber growth, primarily at The Wall Street Journal and in Australia, higher professional information business revenues at Dow Jones and the impact of the adoption of the new revenue recognition standard in Australia. These increases were partially offset by the $61 million negative impact of foreign currency fluctuations and print volume declines in Australia and in the U.K., primarily at The Sun. Other revenues increased $13 million as compared to fiscal 2018 primarily due to the $38 million net benefit related to News UK’s exit from the partnership for Sun Bets in the first quarter of fiscal 2019, partially offset by the $19 million negative impact of foreign currency fluctuations and lower brand partnership revenues in the U.K. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $154 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018.

For the fiscal year ended June 30, 2019, Segment EBITDA at the News and Information Services segment increased $20 million, or 5%, as compared to fiscal 2018. The increase was primarily due to higher contribution from Dow Jones of $17 million, primarily related to higher revenues, and from News Corp Australia of $9 million, primarily due to lower newsprint, production and distribution costs and cost savings initiatives.

Dow Jones

Revenues were $1,559 million for the fiscal year ended June 30, 2019, an increase of $48 million, or 3%, as compared to fiscal 2018 revenues of $1,511 million. Circulation and subscription revenues increased $58 million, primarily due to the $44 million impact from digital subscriber growth and digital subscription price increases at The Wall Street Journal, as well as $21 million of higher professional information business revenues led by Dow Jones Risk & Compliance, partially offset by the negative impact of foreign currency fluctuations. Advertising revenues decreased $13 million, primarily due to weakness in the print advertising market, partially offset by digital advertising growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $7 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018.

News Corp Australia

Revenues at the Australian newspapers were $1,197 million for the fiscal year ended June 30, 2019, a decrease of $82 million, or 6%, as compared to fiscal 2018 revenues of $1,279 million. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $99 million, or 7%, for the fiscal year ended June 30, 2019 as compared to fiscal 2018. Advertising revenues decreased $65 million, primarily due to the $56 million negative impact of foreign currency fluctuations and the $52 million impact of weakness in the print advertising market, partially offset by the $26 million increase due to digital advertising growth and a $20 million increase from the acquisition of an integrated content marketing agency. Circulation and subscription revenues decreased $21 million primarily due to the $32 million negative impact of foreign currency fluctuations and print volume declines, partially offset by the impact of the adoption of the new revenue recognition standard, cover price increases and digital subscriber growth.

News UK

Revenues were $1,032 million for the fiscal year ended June 30, 2019, a decrease of $44 million, or 4%, as compared to fiscal 2018 revenues of $1,076 million. The decrease was due in part to lower Advertising revenues of $28 million, primarily due to weakness in the print advertising market and the $12 million negative impact of foreign currency fluctuations. Circulation and subscription revenues decreased $27 million, primarily due to single-copy volume declines, mainly at The Sun, and the $22 million negative impact of foreign currency fluctuations, partially offset by the impact of cover price increases across mastheads. The decrease was partially offset by higher Other revenues of $11 million, mainly due to the $38 million net benefit related to the exit from the partnership for Sun Bets in the first quarter of fiscal 2019, partially offset by lower brand partnership revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $40 million, or 4%, for the fiscal year ended June 30, 2019 as compared to fiscal 2018.

News America Marketing

Revenues at News America Marketing were $895 million for the fiscal year ended June 30, 2019, a decrease of $61 million, or 6%, as compared to fiscal 2018 revenues of $956 million. The decrease was primarily related to $67 million of lower home delivered revenues, which include free-standing insert products, mainly due to lower volume.

Subscription Video Services (22% and 11% of the Company’s consolidated revenues in fiscal 2019 and 2018, respectively)

	For the fiscal years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,926	$850	$1,076	**
Advertising	215	127	88	69%
Other	61	27	34	**

Total Revenues	2,202	1,004	1,198	**
Operating expenses	(1,476)	(654)	(822)	**
Selling, general and administrative	(346)	(177)	(169)	(95)%

Segment EBITDA	$380	$173	$207	**

**	not meaningful

For the fiscal year ended June 30, 2019, revenues at the Subscription Video Services segment increased $1,198 million and Segment EBITDA increased $207 million, as compared to fiscal 2018. The revenue and Segment EBITDA increases were primarily due to the Transaction, which contributed $1,289 million of revenue and $236 million of Segment EBITDA during the fiscal year ended June 30, 2019. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $74 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018. See the “Results of Operations—Fiscal 2019 (as reported) versus Fiscal 2018 (pro forma)” section below for additional details.

Book Publishing (17% and 19% of the Company’s consolidated revenues in fiscal 2019 and 2018, respectively)

	For the fiscal years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$1,679	$1,664	$15	1%
Other	75	94	(19)	(20)%

Total Revenues	1,754	1,758	(4)	—
Operating expenses	(1,174)	(1,178)	4	—
Selling, general and administrative	(327)	(341)	14	4%

Segment EBITDA	$253	$239	$14	6%

For the fiscal year ended June 30, 2019, revenues at the Book Publishing segment decreased $4 million as compared to fiscal 2018. The decrease was primarily due to the $65 million impact of the adoption of the new revenue recognition standard, the absence of $28 million in revenues from the sublicensing agreement for J.R.R. Tolkien’s The Lord of the Rings trilogy recognized in fiscal 2018 and the $27 million negative impact of foreign currency fluctuations. These decreases were partially offset by strong frontlist and backlist sales in the Christian publishing category, primarily titles by Rachel Hollis including Girl, Wash Your Face and Girl, Stop Apologizing, as well as the success of Homebody: A Guide to Creating Spaces You Never Want to Leave by Joanna Gaines in the general books category and The Hate U Give by Angie Thomas in the children’s books category. Digital sales increased 7% compared to fiscal 2018, driven by growth in downloadable audiobook sales, and represented 20% of Consumer revenues during the fiscal year ended June 30, 2019.

For the fiscal year ended June 30, 2019, Segment EBITDA at the Book Publishing segment increased $14 million, or 6%, as compared to fiscal 2018, primarily due to the mix of titles.

Digital Real Estate Services (12% and 13% of the Company’s consolidated revenues in fiscal 2019 and 2018, respectively)

	For the fiscal years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$49	$56	$(7)	(13)%
Advertising	122	139	(17)	(12)%
Real estate	908	858	50	6%
Other	80	88	(8)	(9)%

Total Revenues	1,159	1,141	18	2%
Operating expenses	(167)	(138)	(29)	(21)%
Selling, general and administrative	(608)	(602)	(6)	(1)%

Segment EBITDA	$384	$401	$(17)	(4)%

For the fiscal year ended June 30, 2019, revenues at the Digital Real Estate Services segment increased $18 million, or 2%, as compared to fiscal 2018. Revenues at Move increased $32 million, or 7%, to $484 million in fiscal 2019 from $452 million in fiscal 2018, primarily due to higher Real Estate revenues resulting from growth in leads and higher yield, partially offset by lower non-listing advertising revenues. At REA Group, revenues increased $8 million, or 1%, to $674 million in fiscal 2019 from $666 million in fiscal 2018. The higher revenues were primarily due to an increase in Australian residential depth revenue driven by price increases, improved penetration and favorable product mix, as well as the acquisition of Hometrack Australia, partially offset by the $56 million negative impact of foreign currency fluctuations and softness in listing volumes which are not expected to improve in the short term. The increase in revenues was partially offset by the $21 million impact resulting from the sale of DIAKRIT during the first quarter of fiscal 2019.

For the fiscal year ended June 30, 2019, Segment EBITDA at the Digital Real Estate Services segment decreased $17 million, or 4%, as compared to fiscal 2018. The decrease in Segment EBITDA was primarily due to the $39 million impact associated with the acquisition and continued investment in Opcity at Move and the $30 million negative impact of foreign currency fluctuations, partially offset by the higher revenues noted above.

Results of Operations—Fiscal 2019 (as reported) versus Fiscal 2018 (pro forma)

The following supplemental unaudited pro forma information for the fiscal year ended June 30, 2018 reflects the Company’s results of operations as if the Transaction had occurred on July 1, 2016. The Company believes that the presentation of this supplemental information enhances comparability across the reporting periods. The information was prepared in accordance with Article 11 of Regulation S-X and is based on historical results of operations of News Corp and Foxtel, adjusted for the effect of Transaction-related accounting adjustments, as described below. Pro forma adjustments were based on available information and assumptions regarding impacts that are directly attributable to the Transaction, are factually supportable, and are expected to have a continuing impact on the combined results. In addition, the pro forma information is provided for supplemental and informational purposes only, and is not necessarily indicative of what the Company’s results of operations would have been, or the Company’s future results of operations, had the Transaction actually occurred on the date indicated. As only the financial results for the Subscription Video Services segment were adjusted due to the presentation of this pro forma supplemental information, the Company is only providing a supplemental analysis for this segment below, under “Segment Analysis (pro forma).” The unaudited pro forma information should be read in conjunction with other sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as “Selected Financial Data” and the Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report.

	Pro Forma (unaudited)
	For the fiscal year ended June 30, 2018
	News Corp Historical(a)	Foxtel Historical(b)	Transaction Adjustments		Pro Forma
(in millions, except per share amounts)
Revenues:
Circulation and subscription	$3,021	$1,638	$(278	)(c)(d)	$4,381
Advertising	2,856	141	—		2,997
Consumer	1,664	—	—		1,664
Real estate	858	—	—		858
Other	625	39	—		664

Total Revenues	9,024	1,818	(278)		10,564
Operating expenses	(4,903)	(1,136)	291	(c)(e)	(5,748)
Selling, general and administrative	(3,050)	(340)	17	(f)	(3,373)
Depreciation and amortization	(472)	(187)	(17	)(g)(h)(i)	(676)
Impairment and restructuring charges	(351)	(5)	(957	)(j)	(1,313)
Equity (losses) earnings of affiliates	(1,006)	5	974	(j)	(27)
Interest expense, net	(7)	(76)	—		(83)
Other, net	(324)	(2)	337	(k)	11

(Loss) income before income tax expense	(1,089)	77	367		(645)
Income tax expense	(355)	(13)	(5	)(l)	(373)

Net (loss) income	(1,444)	64	362		(1,018)
Less: Net (income) loss attributable to noncontrolling interests	(70)	1	(27	)(m)	(96)

Net (loss) income attributable to News Corporation	$(1,514)	$65	$335		$(1,114)

Basic and diluted loss per share:
Net loss available to News Corporation stockholders per share	$(2.60)				$(1.92)

Notes to the unaudited pro forma statements:

(a)

Reflects the historical results of operations of News Corporation. As the acquisition of a controlling interest in Foxtel was completed on April 3, 2018, Foxtel is reflected in our historical Statement of Operations from April 3, 2018 onwards.

(b)

Reflects the historical results of operations of Foxtel to the date of the Transaction. From April 3, 2018 onwards, Foxtel is included in the historical results of operations of News Corporation. The Statement of Operations of Foxtel is derived from its historical financial statements for the nine months ended March 31, 2018. The Statement of Operations for the nine months ended March 31, 2018 reflects Foxtel’s Statement of Operations on a U.S. GAAP basis and translated from Australian dollars to U.S. dollars, the reporting currency of the combined group, using the quarterly average rate for each quarter in the period presented. Additionally, certain balances within Foxtel’s historical financial information were reclassified to be consistent with the Company’s presentation.

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

(e)

Reflect the adjustment to amortization of program inventory recognized in Foxtel’s historical Statement of Operations related to the fair value adjustment of Foxtel’s historical program inventory in the preliminary purchase price allocation.

(f)

Reflects the removal of transaction expenses directly related to the Transaction that are included in News Corp’s historical Statement of Operations for the fiscal year ended June 30, 2018. These costs are considered to be non-recurring in nature, and as such, have been excluded from the pro forma Statement of Operations.

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

(j)

Represents the impact to equity losses of affiliates as a result of the Transaction, as if the Transaction occurred on July 1, 2016. Historically News Corp accounted for its investment in Foxtel under the equity method of accounting. As a result of the Transaction, Foxtel became a majority owned subsidiary of the Company, and therefore, the impact of Foxtel on the Company’s historical equity losses of affiliates was eliminated. In addition, during the fiscal year ended June 30, 2018, News Corp recorded an impairment to its investment in Foxtel within equity losses of affiliates which is reflected in News Corp’s historical results. As this impairment is non-recurring in nature and is not directly attributable to the Transaction, such amount has not been eliminated and has been reclassified in the pro forma Statement of Operations from equity losses of affiliates into impairment and restructuring charges.

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

The following table sets forth the Company’s audited operating results for the fiscal year ended June 30, 2019 and its unaudited pro forma operating results for the fiscal year ended June 30, 2018.

	For the fiscal years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)	As reported	Pro forma	Better/(Worse)
Revenues:
Circulation and subscription	$4,104	$4,381	$(277)	(6)%
Advertising	2,738	2,997	(259)	(9)%
Consumer	1,679	1,664	15	1%
Real estate	908	858	50	6%
Other	645	664	(19)	(3)%

Total Revenues	10,074	10,564	(490)	(5)%
Operating expenses	(5,622)	(5,748)	126	2%
Selling, general and administrative	(3,208)	(3,373)	165	5%
Depreciation and amortization	(659)	(676)	17	3%
Impairment and restructuring charges	(188)	(1,313)	1,125	86%
Equity losses of affiliates	(17)	(27)	10	37%
Interest expense, net	(59)	(83)	24	29%
Other, net	33	11	22	**

Income (loss) before income tax expense	354	(645)	999	**
Income tax expense	(126)	(373)	247	66%

Net income (loss)	228	(1,018)	1,246	**
Less: Net income attributable to noncontrolling interests	(73)	(96)	23	24%

Net income (loss) attributable to News Corporation	$155	$(1,114)	$1,269	**

**	not meaningful

Revenues (pro forma)—Revenues decreased $490 million, or 5%, for the fiscal year ended June 30, 2019 as compared to fiscal 2018. The Revenue decrease was primarily attributable to a $342 million decrease in revenues at the Subscription Video Services segment, primarily due to the $181 million negative impact of foreign currency fluctuations and lower subscription revenues resulting from lower broadcast subscribers and changes in the subscriber package mix, partially offset by $46 million of higher revenues from Foxtel Now and Kayo, as well as lower revenues at the News and Information Services segment of $163 million, mainly due to the $154 million negative impact of foreign currency fluctuations, weakness in the print advertising market and lower revenues at News America Marketing of $61 million, partially offset by cover and subscription price increases and digital subscriber growth, primarily at The Wall Street Journal and in Australia. The Revenue decrease was partially offset by higher revenues of $18 million at the Digital Real Estate Services segment. The impact of the adoption of the new revenue recognition standard resulted in a Revenue decrease of approximately $72 million. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $418 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018.

Operating expenses (pro forma)—Operating expenses decreased $126 million, or 2%, for the fiscal year ended June 30, 2019 as compared to fiscal 2018. The decrease in Operating expenses for the fiscal year ended June 30, 2019 was mainly due to the $219 million positive impact of foreign currency fluctuations, partially offset by $95 million of higher sports programming and production costs at the Subscription Video Services segment, mainly related to Cricket Australia and the National Rugby League. During fiscal 2019, as a result of Foxtel management’s new programming strategy, the Company determined that certain entertainment programming provided a higher benefit upon its first run and now accelerates amortization for such programming. The Company expects an increase in non-cash programming amortization expense in fiscal 2020 as a result.

Selling, general and administrative (pro forma)—Selling, general and administrative expenses decreased $165 million, or 5%, for the fiscal year ended June 30, 2019 as compared to fiscal 2018. The decrease in Selling, general and administrative expenses was primarily due to lower expenses at the Subscription Video Services segment of $154 million primarily related to lower customer service and installation costs and lower overhead costs, partially offset by the absence of the $46 million impact from the reversal of a portion of the previously accrued liability for the U.K. Newspaper Matters and the corresponding receivable as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes in the first quarter of fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative expense decrease of $130 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018.

Depreciation and amortization (pro forma)—Depreciation and amortization expense decreased $17 million, or 3%, for the fiscal year ended June 30, 2019 as compared to fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $32 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018.

Impairment and restructuring charges (pro forma)—During the fiscal years ended June 30, 2019 and 2018, the Company recorded restructuring charges of $92 million and $76 million, respectively, primarily related to employee termination benefits in the News and Information Services segment.

During the fiscal year ended June 30, 2019, the Company recognized non-cash impairment charges of $96 million related to the impairment of goodwill and intangible assets.

During the fiscal year ended June 30, 2018, the Company recognized non-cash impairment charges of $1,237 million consisting primarily of a $957 million non-cash write-down of the carrying value of its investment in Foxtel and $280 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit.

Equity losses of affiliates (pro forma)—Equity losses of affiliates improved by $10 million to $17 million for the fiscal year ended June 30, 2019 from $27 million in fiscal 2018. The decrease in losses for the fiscal year ended June 30, 2019 was primarily due to the absence of $13 million in non-cash write-downs of certain equity method investments recognized in the second quarter of fiscal 2018.

Interest expense, net (pro forma)—Interest expense, net decreased $24 million, or 29%, for the fiscal year ended June 30, 2019 as compared to fiscal 2018, primarily due to lower third party interest expense due to repayments of maturing facilities.

Other, net (pro forma)—Other, net increased $22 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018, primarily due to dividends received from certain investments in the second quarter of fiscal 2019 and gain recognized on the sale of property in Australia, partially offset by the absence of the gain recognized on the sale of the Company’s investment in SEEKAsia in the third quarter of fiscal 2018.

Income tax expense (pro forma)—The Company’s income tax expense and effective tax rate for the fiscal year ended June 30, 2019 were $126 million and 36%, respectively, as compared to an income tax expense and effective tax rate of $373 million and (58%), respectively, for fiscal 2018.

For the fiscal year ended June 30, 2019, the Company recorded income tax expense of $126 million on pre-tax income of $354 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to lower tax benefits on impairments, valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the fiscal year ended June 30, 2018, the Company recorded a tax expense of $373 million on pre-tax loss of $645 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to $340 million of lower tax benefits on impairments and write-downs of approximately $1.3 billion and a tax expense of $237 million related to the impact of the Tax Act, offset by a tax benefit of approximately $49 million related to the settlement of pre-Separation tax matters with the Internal Revenue Service.

Net income (loss) (pro forma)—Net income (loss) improved by $1,269 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018 primarily due to lower impairment and restructuring charges resulting from the absence of $1,237 million of non-cash impairment charges recognized in fiscal 2018 consisting of a $957 million non-cash write-down of the carrying value of the Company’s investment in Foxtel and $280 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit and the absence of the $237 million negative impact of the Tax Act recognized in fiscal 2018, partially offset by lower Total Segment EBITDA.

Net income attributable to noncontrolling interests (pro forma)—Net income attributable to noncontrolling interests decreased by $23 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018, primarily due to lower performance at Foxtel, partially offset by higher results at REA Group.

Segment Analysis (pro forma)

The following table reconciles audited reported and pro forma Net income (loss) to audited reported and pro forma Total Segment EBITDA for the fiscal years ended June 30, 2019 and 2018:

	For the fiscal years ended June 30,
	2019	2018
(in millions, except %)	As Reported	Pro forma
Net income (loss)	$228	$(1,018)
Add:
Income tax expense	126	373
Other, net	(33)	(11)
Interest expense, net	59	83
Equity losses of affiliates	17	27
Impairment and restructuring charges	188	1,313
Depreciation and amortization	659	676

Total Segment EBITDA	$1,244	$1,443

The following table sets forth the Company’s reported Revenues and Segment EBITDA for the fiscal year ended June 30, 2019 and pro forma Revenues and Segment EBITDA for the fiscal year ended June 30, 2018:

	For the fiscal years ended June 30,
	2019		2018
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
	As Reported		Pro forma
News and Information Services	$4,956	$417	$5,119	$397
Subscription Video Services	2,202	380	2,544	545
Book Publishing	1,754	253	1,758	239
Digital Real Estate Services	1,159	384	1,141	401
Other	3	(190)	2	(139)

Total	$10,074	$1,244	$10,564	$1,443

Subscription Video Services (pro forma) (22% and 24% of the Company’s consolidated revenues in fiscal 2019 and 2018, respectively)

	For the fiscal years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)	As reported	Pro forma	Better/(Worse)
Revenues:
Circulation and subscription	$1,926	$2,210	$(284)	(13)%
Advertising	215	268	(53)	(20)%
Other	61	66	(5)	(8)%

Total Revenues	2,202	2,544	(342)	(13)%
Operating expenses	(1,476)	(1,499)	23	2%
Selling, general and administrative	(346)	(500)	154	31%

Segment EBITDA	$380	$545	$(165)	(30)%

For the fiscal year ended June 30, 2019, revenues at the Subscription Video Services segment decreased $342 million, or 13%, as compared to fiscal 2018. The revenue decrease was primarily due to the $181 million negative impact of foreign currency fluctuations and lower subscription revenues resulting from lower broadcast subscribers and changes in the subscriber package mix, partially offset by $46 million of higher revenues from Foxtel Now and Kayo.

For the fiscal year ended June 30, 2019, Segment EBITDA at the Subscription Video Services segment decreased $165 million, or 30%, as compared to fiscal 2018. The decrease in Segment EBITDA was primarily due to the lower revenues discussed above, $95 million of higher sports programming and production costs, mainly related to Cricket Australia and the National Rugby League, and approximately $30 million in higher marketing costs related to Kayo, partially offset by lower entertainment programming costs, customer service and installation costs and overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of June 30, 2019, the Company’s cash and cash equivalents were $1.64 billion. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future, including repayment of indebtedness. The Company also has available borrowing capacity under the Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit rating or absence of a credit rating and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the current state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms. See Part I, “Item 1A. Risk Factors” for further discussion.

As of June 30, 2019, the Company’s consolidated assets included $633 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $97 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company. The Tax Act was enacted on December 22, 2017. As part of the transition to the new partial territorial tax system, the Tax Act imposed a one-time tax on the mandatory deemed repatriation of earnings of the Company’s foreign subsidiaries. The deemed repatriation tax was determined to be approximately $26 million, which was recorded to income tax expense in fiscal 2018. The U.S. Treasury Department released additional guidance and proposed regulations during the past year. The Company undertook a review of the guidance and proposed regulations and determined that there were no material changes to the deemed repatriation tax of approximately $26 million.

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

Issuer Purchases of Equity Securities

In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the fiscal years ended June 30, 2019 and 2018. Through August 5, 2019, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 5, 2019 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

The Company did not purchase any of its Class B Common Stock during the fiscal years ended June 30, 2019 and 2018.

Dividends

The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2019	2018
Cash dividends paid per share	$0.20	$0.20

Sources and Uses of Cash—Fiscal 2019 versus Fiscal 2018

Net cash provided by operating activities for the fiscal years ended June 30, 2019 and 2018 was as follows (in millions):

For the fiscal years ended June 30,	2019	2018
Net cash provided by operating activities	$928	$757

Net cash provided by operating activities increased by $171 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018. The increase was primarily due to higher Total Segment EBITDA, higher cash distributions received from affiliates of $27 million and lower net tax payments of $27 million, partially offset by higher net interest payments of $46 million.

Net cash used in investing activities for the fiscal years ended June 30, 2019 and 2018 was as follows (in millions):

For the fiscal years ended June 30,	2019	2018
Net cash used in investing activities	$(677)	$(321)

Net cash used in investing activities was $677 million for the fiscal year ended June 30, 2019 as compared to net cash used in investing activities of $321 million for fiscal 2018. During the fiscal year ended June 30, 2019, the Company used $188 million of cash for acquisitions, primarily for the acquisition of Opcity, and had capital expenditures of $572 million, of which $302 million related to Foxtel. The net cash used in investing activities for the fiscal year ended June 30, 2019 was partially offset by proceeds from the sale of businesses and other assets.

Foxtel’s total capital expenditures in fiscal 2020 are expected to be approximately 20% lower than fiscal 2019.

During the fiscal year ended June 30, 2018, the Company used $364 million of cash for capital expenditures which included approximately $60 million from the consolidation of Foxtel and $77 million of cash for acquisitions, primarily for the acquisitions of Hometrack and Smartline, partially offset by cash acquired from the Transaction. The net cash used in investing activities for the fiscal year ended June 30, 2018 was also partially offset by proceeds from the sale of the SEEKAsia cost method investment of $122 million.

Net cash used in financing activities for the fiscal years ended June 30, 2019 and 2018 was as follows (in millions):

For the fiscal years ended June 30,	2019	2018
Net cash used in financing activities	$(610)	$(398)

The Company had net cash used in financing activities of $610 million for the fiscal year ended June 30, 2019 as compared to net cash used in financing activities of $398 million for fiscal 2018. During the fiscal year ended June 30, 2019, the Company repaid $1,116 million of borrowings related to Foxtel and REA Group, and made dividend payments of $161 million, primarily to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities for the fiscal year ended June 30, 2019 was partially offset by new borrowings of $681 million.

During the fiscal year ended June 30, 2018, the Company repaid $213 million of borrowings related to Foxtel and REA Group, and made dividend payments of $158 million, primarily to News Corporation stockholders and REA Group minority stockholders. The Company also paid $79 million for its mandatorily redeemable interest in iProperty in fiscal 2018. The net cash used in financing activities for the fiscal year ended June 30, 2018 was partially offset by new borrowings of $95 million.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the fiscal years ended June 30,
	2019	2018
	(in millions)
Net cash provided by operating activities	$928	$757
Less: Capital expenditures	(572)	(364)

	356	393
Less: REA Group free cash flow	(212)	(207)
Plus: Cash dividends received from REA Group	69	63

Free cash flow available to News Corporation	$213	$249

Free cash flow available to News Corporation decreased $36 million in the fiscal year ended June 30, 2019 to $213 million from $249 million in fiscal 2018, primarily due to higher capital expenditures, partially offset by higher cash provided by operating activities as discussed above.

Borrowings

As of June 30, 2019, the Company had total borrowings of $1.45 billion, including the current portion. The Company’s borrowings as of such date reflect $1.24 billion of outstanding debt incurred by certain subsidiaries of Foxtel (together with Foxtel, the “Foxtel Debt Group”) that the Company consolidated upon completion of the Transaction. The Foxtel Debt Group indebtedness includes U.S. private placement senior unsecured notes and drawn amounts under its revolving credit facilities, with maturities ranging from fiscal 2020 to 2025. Approximately $281 million and $337 million aggregate principal amount outstanding of the Foxtel Debt Group indebtedness will mature during fiscal 2020 and 2021, respectively, and these debt repayments are expected to be funded primarily through a combination of cash on hand and debt refinancing. The Foxtel Debt Group’s borrowings are guaranteed by certain members of the Foxtel Debt Group. In accordance with ASC 805 “Business Combinations” (“ASC 805”), these debt instruments were recorded at fair value as of the Transaction date. During the fiscal year ended June 30, 2019, the Foxtel Debt Group had repayments of $1.03 billion, including the repayment of its A$300 million (approximately $216 million) facility maturing in April 2019 and the repayment of its A$200 million (approximately $139 million) facility maturing in May 2019, and borrowings of $681 million. The repayments of the A$300 million facility maturing in April 2019 and the A$200 million facility maturing in May 2019 were repaid using A$500 million of shareholder loans provided by the Company. The shareholder loans bear interest at a variable rate of Australian BBSY plus an applicable margin ranging from 6.30% to 7.75%. The shareholder loans mature in December 2027.

The Company’s borrowings as of June 30, 2019 also reflect the indebtedness of REA Group. During the fiscal year ended June 30, 2019, REA Group repaid $87 million (A$120 million) for its unsecured loan facility due December 2018. REA Group had remaining borrowings of $217 million, of which approximately $168 million (A$240 million) will mature in December 2019. The Company expects REA Group to fund this debt repayment primarily through a combination of cash on hand and debt refinancing.

The Company has additional borrowing capacity under its unsecured $650 million revolving credit facility (the “Facility”), which can be increased up to a maximum amount of $900 million at the Company’s request. The lenders’ commitments to make the Facility available terminate on October 23, 2020, provided the Company may request that the commitments be extended under certain circumstances for up to two additional one-year periods. As of the date of this filing, the Company has not borrowed any funds under the Facility. In addition, the Company has $181 million of undrawn commitments under the Foxtel Group’s revolving credit facilities.

The Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at June 30, 2019.

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

The following table summarizes the Company’s material firm commitments as of June 30, 2019:

	As of June 30, 2019
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$1,012	$461	$362	$138	$51
Sports programming rights(b)	1,793	501	912	380	—
Programming costs(c)	378	141	183	54	—
Operating leases(d)
Transmission costs(e)	408	63	121	115	109
Land and buildings	1,499	172	289	248	790
Plant and machinery	12	5	6	1	—
Borrowings(f)	1,449	450	579	270	150
Interest payments on borrowings(g)	111	45	51	15	—

Total commitments and contractual obligations	$6,662	$1,838	$2,503	$1,221	$1,100

(a)

The Company has commitments under purchase obligations related to minimum subscriber guarantees for license fees, printing contracts, capital projects, marketing agreements, production services and other legally binding commitments.

(b)

The Company has sports programming rights commitments with the National Rugby League, Australian Football League, Cricket Australia, domestic football league and Australian Rugby Union as well as certain other broadcast rights which are payable through fiscal 2024.

(c)	The Company has programming rights commitments with various suppliers for programming content.
(d)

The Company leases office facilities, warehouse facilities, printing plants, satellite services and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2021. This amount includes approximately $45 million of office facilities that have been subleased from Fox Corporation.

(e)	The Company has contractual commitments for satellite transmission services. The transponder services arrangements extend through 2029 and are accounted for as operating leases.
(f)	See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
(g)

Reflects the Company’s expected future interest payments on borrowings outstanding and interest rates applicable at June 30, 2019. Such rates are subject to change in future periods. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.

The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements for production. Since the quantities purchased annually under these contracts are not fixed and are based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.

The table also excludes the Company’s pension obligations, other postretirement benefits (“OPEB”) obligations and the liabilities for unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing of the commitments. The Company made contributions of $16 million and $29 million to its pension plans in fiscal 2019 and fiscal 2018, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates and statutory requirements. The Company anticipates that it will make contributions of approximately $20 million in fiscal 2020, assuming that actual plan asset returns are consistent with the Company’s expected returns in fiscal 2019 and beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company expects its OPEB payments to approximate $9 million in fiscal 2020. See Note 17—Retirement Benefit Obligations in the accompanying Consolidated Financial Statements.

Contingencies

The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed in Note 16—Commitments and Contingencies in the accompanying Consolidated Financial Statements. The outcome of these matters and claims is subject to significant uncertainty, and the Company often cannot predict what the eventual outcome of pending matters will be or the timing of the ultimate resolution of these matters. Fees, expenses, fines, penalties, judgments or settlement costs which might be incurred by the Company in connection with the various proceedings could adversely affect its results of operations and financial condition.

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

Under ASC 350, in assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine the fair value of the business, and compare the calculated fair value of a reporting unit with its carrying amount, including goodwill. The Company determines the fair value of a reporting unit primarily by using both a discounted cash flow analysis and market-based valuation approach.

Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. During the fourth quarter of fiscal 2019, as part of the Company’s long-range planning process, the Company completed its annual goodwill and indefinite-lived intangible asset impairment test.

The performance of the Company’s annual impairment analysis resulted in $87 million of impairments to goodwill and indefinite-lived intangible assets in fiscal 2019 primarily related to goodwill at a reporting unit within the News and Information Services segment. The fair values of the Company’s reporting units in fiscal 2019 exceeded the respective carrying values in a range from approximately 0% to 54%. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 9.0% to 25.0%), long-term growth rates (ranging from 0.0% to 3.0%) and royalty rates (ranging from 0.5%-6.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5%-10%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

As of June 30, 2019, the News and Information Services and Subscription Video Services segments had reporting units with goodwill of approximately $2.0 billion that is at-risk for future impairment, of which $0.1 billion relates to the News and Information Services segment and $1.9 billion relates to the Subscription Video Services segment. The fair values of these reporting units with goodwill at risk exceeded their respective carrying values in a range from approximately 0% to 5%. Significant unobservable inputs utilized in the income approach valuation method for at-risk reporting units were discount rates (ranging from 10.25% to 20%) and long-term growth rates (ranging from 1.1% to 2.0%). Significant unobservable inputs utilized in the market approach valuation method for at-risk reporting units were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%. Any increase in the discount rate or decrease in the projected cash flows terminal growth rate would have resulted in a reporting unit of the News and Information Services segment and the Subscription Video Services segment failing the fiscal 2019 impairment analysis, which would have required the company to record an impairment charge equal to the difference between the fair value of the reporting unit and its carrying value. The Company will continue to monitor its goodwill for possible future impairment.

Property, Plant and Equipment

The Company evaluates the carrying value of property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable, in accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”). An asset group is the lowest level of assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Events or circumstances that might warrant an impairment recoverability review include, among other things, material declines in operating performance, significant adverse market conditions and planned changes in the use of an asset group.

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

Programming Costs

Costs incurred in acquiring program rights or producing programs are accounted for in accordance with ASC 920, “Entertainment—Broadcasters.” Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Programming costs are amortized based on the expected pattern of consumption over the license period or expected useful life of each program. The pattern of consumption is based primarily on consumer viewership information as well as other factors. If initial airings are expected to generate higher viewership an accelerated method of amortization is used. The Company monitors its programming amortization policy on an ongoing basis and any impact arising from changes to the policy would be recognized prospectively. The Company regularly reviews its programming assets to ensure they continue to reflect net realizable value. Changes in circumstances may result in a write-down of the asset to fair value. The Company has single and multi-year contracts for broadcast rights of sporting events. The costs of sports contracts are primarily charged to expense over the respective season as events are aired. For sports contracts with dedicated channels, the Company amortizes the sports programming rights costs over 12 months.

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

The Company records amounts relating to its pension and other postretirement benefit plans based on calculations specified by GAAP. The measurement and recognition of the Company’s pension and other postretirement benefit plans require the use of significant management judgments, including discount rates, expected return on plan assets, mortality and other actuarial assumptions. Net periodic benefit costs (income) is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, an expected rate of return on plan assets and mortality rates. Current market conditions, including changes in investment returns and interest rates, were considered in making these assumptions. In developing the expected long-term rate of return, the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes were considered. The weighted average expected long-term rate of return of 4.6% for fiscal 2020 is based on a weighted average target asset allocation assumption of 23% equities, 68% fixed-income securities and 9% cash and other investments.

The Company recorded ($2) million and $3 million in net periodic benefit (income) costs in the Statements of Operations for the fiscal years ended June 30, 2019 and 2018, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit costs for its pension and other postretirement benefit plans.

Although the discount rate used for each plan will be established and applied individually, a weighted average discount rate of 2.7% will be used in calculating the fiscal 2020 net periodic benefit costs (income). The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds. The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S., the U.K., Australia and other foreign countries as of the measurement date.

The key assumptions used in developing the Company’s fiscal 2019 and 2018 net periodic benefit costs (income) for its plans consist of the following:

	2019	2018
	(in millions, except %)
Weighted average assumptions used to determine net periodic benefit costs (income)
Discount rate for PBO	3.2%	3.0%
Discount rate for Service Cost	3.9%	3.9%
Discount rate for Interest on PBO	2.9%	2.6%
Discount rate for Interest on Service Cost	3.6%	3.5%
Assets:
Expected rate of return	4.7%	5.1%
Expected return	$61	$70
Actual return	$76	$35

Gain/(Loss)	$15	$(35)
One year actual return	5.9%	3.0%
Five year actual return	6.7%	7.3%

The Company will use a weighted average long-term rate of return of 4.6% for fiscal 2020 based principally on a combination of current asset mix and an expectation of future long term investment returns. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2019 were approximately $484 million which increased from approximately $442 million for the Company’s pension plans as of June 30, 2018. This increase of $42 million was primarily due to decreased discount rates. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year benefit costs. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and also decrease subsequent-year benefit costs. These deferred losses are being systematically recognized in future net periodic benefit costs (income) in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses for the primary plans in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over the average life expectancy for plan participants for the primary plans.

The Company made contributions of $16 million and $29 million to its funded pension plans in fiscal 2019 and 2018, respectively. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2019 and beyond, and that interest rates remain constant, the Company anticipates that it will make contributions of approximately $20 million in fiscal 2020. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. See Note 18—Other Postretirement Benefits in the accompanying Consolidated Financial Statements.

Changes in net periodic benefit costs may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	Increase $1 million	Increase $65 million
0.25 percentage point increase in discount rate	—	Decrease $51 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million	—

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to different types of market risk including changes in foreign currency rates, interest rates, stock prices and credit.

When deemed appropriate, the Company uses derivative financial instruments such as cross-currency interest rate swaps, interest rate swaps and foreign exchange contracts to hedge certain risk exposures. The primary market risks managed by the Company through the use of derivative instruments include:

•	foreign currency exchange rate risk: arising primarily through Foxtel Debt Group borrowings denominated in U.S. dollars; and

•	interest rate risk: arising from fixed and floating rate Foxtel Debt Group borrowings. The Company neither holds nor issues financial instruments for trading purposes.

The following sections provide quantitative information on the Company’s exposure to foreign currency rate risk, interest rate risk and other relevant market risks. The Company makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rate Risk

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

The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended June 30, 2019 and 2018:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2019
Revenues	39%	41%	16%
Operating and Selling, general and administrative expenses	40%	38%	17%

Fiscal year ended June 30, 2018
Revenues	43%	34%	18%
Operating and Selling, general and administrative expenses	44%	31%	19%

Based on the year ended June 30, 2019, a one cent change in each of the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates would have impacted revenues by approximately $58 million and $12 million, respectively, for each currency on an annual basis, and would have impacted Total Segment EBITDA by approximately $12 million and $1 million, respectively, on an annual basis.

Derivatives and Hedging

As a result of the Transaction, the Company consolidated Foxtel’s portfolio of debt and derivative instruments. As of June 30, 2019, the Foxtel operating subsidiaries, whose functional currency is Australian dollars, had approximately $575 million aggregate principal amount of outstanding indebtedness denominated in U.S. dollars. The remaining borrowings are denominated in Australian dollars. Foxtel utilizes cross-currency interest rate swaps, designated as both cash flow hedges and fair value hedges, to hedge a portion of the exchange risk related to interest and principal payments on its U.S. dollar denominated debt. The total notional value of these cross-currency interest rate swaps designated as cash flow hedges and fair value hedges were approximately A$400 million and A$100 million, respectively, as of June 30, 2019. Foxtel also has a portfolio of foreign exchange contracts to hedge a portion of the exchange risk related to U.S. dollar payments for license fees. The notional value of these foreign exchange contracts was $9 million as of June 30, 2019.

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives not designated as accounting hedges to mitigate foreign currency and interest rate risk. These are referred to as economic hedges. The total notional value of these cross-currency interest rate derivatives classified as economic hedges was $75 million as of June 30, 2019.

Some of the derivative instruments in place may create volatility during the fiscal year as they are marked-to-market according to accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.

The table below provides further details of the sensitivity of the Company’s derivative financial instruments which are subject to foreign exchange rate risk and interest rate risk as of June 30, 2019 (in millions):

	Notional Value		Fair Value	Sensitivity from Adverse 10% Change in Foreign Exchange Rates	Sensitivity from Adverse 10% Change in Interest Rates
Foreign currency derivatives	US$	9	$1	$(1)	n/a
Cross currency interest rate swaps	A$	575	139	(49)	$2
Interest rate derivatives	A$	700	(20)	n/a	(1)

Any resulting changes in the fair value of the derivative financial instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities) impacted by the change in the foreign exchange rates. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk

The Company’s current financing arrangements and facilities include approximately $650 million of outstanding fixed-rate debt and approximately $800 million of outstanding variable-rate bank facilities, before adjustments for unamortized discount and debt issuance costs (See Note 9 —Borrowings in the accompanying Consolidated Financial Statements). Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the market interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the market interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. In connection with these borrowings, Foxtel has utilized certain derivative instruments to swap U.S. dollar denominated fixed rate interest payments for Australian dollar denominated variable rate payments. As discussed above, Foxtel utilizes cross-currency interest rate swaps, designated as both cash flow hedges and fair value hedges, to hedge a portion of the interest rate risk related to interest and principal payments on its U.S. dollar denominated debt. The Company has also utilized certain derivative instruments to swap Australian dollar denominated variable interest rate payments for Australian dollar denominated fixed rate payments. As of June 30, 2019, the notional amount of interest rate swap contracts outstanding was approximately A$700 million. Refer to the table above for further details of the sensitivity of the Company’s financial instruments which are subject to interest rate risk.

Stock Prices

The Company has common stock investments in publicly traded companies that are subject to market price volatility. Upon adoption of ASU 2016-01 in the first quarter of fiscal 2019, any changes in fair value of the Company’s common stock investments are recognized in the Statement of Operations. These investments had an aggregate fair value of approximately $74 million as of June 30, 2019. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in income of approximately $7 million before tax.

Credit Risk

Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2019 or June 30, 2018 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2019, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEWS CORPORATION

Management’s Report on Internal Control Over Financial Reporting for June 30, 2019

Management of News Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, and for the assessment of the effectiveness of internal control over financial reporting. News Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2019, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management determined that, as of June 30, 2019, News Corporation maintained effective internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019, has audited the Company’s internal control over financial reporting. Their report appears on the following page.

August 13, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of News Corporation:

Opinion on Internal Control over Financial Reporting

We have audited News Corporation’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, News Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of News Corporation as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated August 13, 2019 expressed an unqualified opinion thereon.

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

August 13, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of News Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of News Corporation (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of News Corporation at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), News Corporation’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 13, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of News Corporation’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter

As reflected in the Company’s consolidated financial statements, at June 30, 2019, the Company’s goodwill was $5.1 billion. As disclosed in Note 8 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment.

Auditing management’s goodwill impairment tests for the Company’s reporting units was complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the reporting units. In particular, the fair value estimates were sensitive to changes in significant assumptions such as discount rate, revenue growth rate, operating margins, estimated spend on capital expenditures, the projected cash flow terminal growth rates and market multiples that are affected by expected future market or economic conditions. For instance, the revenue growth rates, operating margins and projected cash flow terminal growth rates are impacted by advertising trends in the News and Information Services segment and the Australian broadcast subscriber trends in the Subscription Video Services segment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. For example, we tested controls over the Company’s long range planning process as well as controls over the review of the significant assumptions in estimating the fair values of the reporting units.

To test the fair values of the reporting units, our audit procedures included assessing methodologies and testing the significant assumptions and underlying data used by the Company. We evaluated the Company’s long range plan by comparing the significant assumptions to current industry and economic trends, changes in the Company’s business model, customer base or product mix and also assessed the historical accuracy of management’s estimates. For example, for the reporting units within the News and Information Services segment, we audited management’s forecasted advertising revenue streams to identify, understand and evaluate the changes as compared to the historical results. For the reporting unit within the Subscription Video Services segment, we audited the forecasted revenue by evaluating future subscriber growth, expected customer churn and new product launches. In addition, we also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units resulting from changes in the assumptions. We also involved a valuation specialist to assist in evaluating the significant assumptions in the fair value estimate.

Valuation of Indefinite-Lived Intangible Assets

Description of the Matter

As reflected in the Company’s consolidated financial statements, at June 30, 2019, the Company’s indefinite-lived intangible assets were $1.4 billion. As disclosed in Note 8 to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment.

Auditing management’s indefinite-lived intangible assets impairment tests was complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the assets. For example, the fair value estimates for trademarks and tradenames were sensitive to significant assumptions such as discount rate, revenue growth rate, operating margins, royalty rates, and the projected cash flow terminal growth rates that are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit

We tested controls over the Company’s indefinite-lived intangible asset impairment assessment process. This included testing of controls over the Company’s long range planning process as well as controls over the review of the significant assumptions used to estimate the fair values of the indefinite-lived intangible assets.

To test the fair values of the indefinite-lived intangible assets, our audit procedures included assessing methodologies and testing the significant assumptions and underlying data used by the Company. For example, for trademarks and tradenames in the Subscription Video Services segment we audited the forecasted revenue by evaluating forecasted subscribers, expected customer churn and new product launches. We also evaluated the operating expense targets and forecasted operating margins included in the long range plan. Additionally, we compared the significant assumptions used by management to current industry and economic trends and changes in the Company’s business model, customer base or product mix. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the indefinite-lived intangible assets and also assessed the historical accuracy of management’s estimates. In addition, we involved a valuation specialist to assist in evaluating the significant assumptions in the fair value estimate.

Assessment of realizability of deferred tax assets

Description of the Matter

As discussed in Note 19 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. For the year-ended June 30, 2019, the Company had deferred tax assets before valuation allowances of $1.7 billion.

Auditing management’s assessment of recoverability of deferred tax assets in the U.S. and non-U.S. jurisdictions involved subjective estimation and complex auditor judgment in determining whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets before expiration.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of future taxable income.

Among other audit procedures performed, we evaluated the assumptions used by the Company to develop projections of future taxable income by income tax jurisdiction and tested the completeness and accuracy of the underlying data used in the projections. For example, we compared the projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also compared the projections of future taxable income with other forecasted financial information prepared by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York

August 13, 2019

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

		For the fiscal years ended June 30,
	Notes	2019	2018	2017
Revenues:
Circulation and subscription		$4,104	$3,021	$2,470
Advertising		2,738	2,856	2,905
Consumer		1,679	1,664	1,573
Real estate		908	858	696
Other		645	625	495

Total Revenues	3	10,074	9,024	8,139
Operating expenses		(5,622)	(4,903)	(4,529)
Selling, general and administrative		(3,208)	(3,050)	(2,728)
Depreciation and amortization		(659)	(472)	(449)
Impairment and restructuring charges	5, 7, 8	(188)	(351)	(927)
Equity losses of affiliates	6	(17)	(1,006)	(295)
Interest (expense) income, net		(59)	(7)	39
Other, net	21	33	(324)	135

Income (loss) before income tax expense		354	(1,089)	(615)
Income tax expense	19	(126)	(355)	(28)

Net income (loss)		228	(1,444)	(643)
Less: Net income attributable to noncontrolling interests		(73)	(70)	(95)

Net income (loss) attributable to News Corporation stockholders		$155	$(1,514)	$(738)

Net income (loss) available to News Corporation stockholders per share:	14
Basic		$0.27	$(2.60)	$(1.27)
Diluted		$0.26	$(2.60)	$(1.27)

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN MILLIONS)

	For the fiscal years ended June 30,
	2019	2018	2017
Net income (loss)	$228	$(1,444)	$(643)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(247)	(123)	84
Net change in the fair value of cash flow hedges(a)	2	4	—
Unrealized holding gains (losses) on securities, net(b)	—	27	(25)
Benefit plan adjustments, net(c)	(43)	128	8
Share of other comprehensive income from equity affiliates, net(d)	—	12	4

Other comprehensive (loss) income	(288)	48	71

Comprehensive loss	(60)	(1,396)	(572)

Less: Net income attributable to noncontrolling interests	(73)	(70)	(95)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	58	42	(9)

Comprehensive loss attributable to News Corporation stockholders	$(75)	$(1,424)	$(676)

(a)	Net of income tax expense of $1 million, $2 million and nil for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
(b)	Net of income tax expense (benefit) of $1 million and $(10) million for the fiscal years ended June 30, 2018 and 2017, respectively.
(c)	Net of income tax (benefit) expense of ($10) million, $28 million and $8 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
(d)	Net of income tax expense of nil, $5 million and $2 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

		As of June 30,
	Notes	2019	2018
Assets:
Current assets:
Cash and cash equivalents		$1,643	$2,034
Receivables, net	2	1,544	1,612
Inventory, net		348	376
Other current assets		515	372

Total current assets		4,050	4,394

Non-current assets:
Investments	6	335	393
Property, plant and equipment, net	7	2,554	2,560
Intangible assets, net	8	2,426	2,671
Goodwill	8	5,147	5,218
Deferred income tax assets	19	269	279
Other non-current assets	21	930	831

Total assets		$15,711	$16,346

Liabilities and Equity:
Current liabilities:
Accounts payable		$411	$605
Accrued expenses		1,328	1,340
Deferred revenue	3	428	516
Current borrowings	9	449	462
Other current liabilities	21	724	372

Total current liabilities		3,340	3,295

Non-current liabilities:
Borrowings	9	1,004	1,490
Retirement benefit obligations	17	266	245
Deferred income tax liabilities	19	295	389
Other non-current liabilities		495	430
Commitments and contingencies	16
Redeemable preferred stock	10	—	20
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,243	12,322
Accumulated deficit		(1,979)	(2,163)
Accumulated other comprehensive loss	21	(1,126)	(874)

Total News Corporation stockholders’ equity		9,144	9,291
Noncontrolling interests		1,167	1,186

Total equity		10,311	10,477

Total liabilities and equity		$15,711	$16,346

(a)

Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 385,580,015 and 383,385,353 shares issued and outstanding, net of 27,368,413 treasury shares at par at June 30, 2019 and June 30, 2018, respectively.

(b)

Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at June 30, 2019 and June 30, 2018, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

		For the fiscal years ended June 30,
	Notes	2019	2018	2017
Operating activities:
Net income (loss)		$228	$(1,444)	$(643)
Less: Income from discontinued operations, net of tax		—	—	—

Income (loss) from continuing operations		228	(1,444)	(643)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization		659	472	449
Equity losses of affiliates	6	17	1,006	295
Cash distributions received from affiliates		32	5	4
Impairment charges	7, 8	96	280	785
Other, net	21	(33)	324	(135)
Deferred income taxes and taxes payable	19	—	202	(95)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		134	(128)	(58)
Inventories, net		(58)	(14)	15
Accounts payable and other liabilities		(147)	54	140
NAM Group settlement		—	—	(258)

Net cash provided by operating activities from continuing operations		928	757	499
Net cash used in operating activities from discontinued operations		—	—	(5)

Net cash provided by operating activities		928	757	494
Investing activities:
Capital expenditures		(572)	(364)	(256)
Acquisitions, net of cash acquired		(188)	(77)	(347)
Investments in equity affiliates and other		(4)	(18)	(59)
Other investments		(34)	(33)	(39)
Proceeds from property, plant and equipment and other asset dispositions		103	138	271
Other		18	33	10

Net cash used in investing activities from continuing operations		(677)	(321)	(420)
Net cash used in investing activities from discontinued operations		—	—	—

Net cash used in investing activities		(677)	(321)	(420)
Financing activities:
Borrowings	9	681	95	—
Repayment of borrowings	9	(1,116)	(213)	(23)
Dividends paid		(161)	(158)	(152)
Other, net		(14)	(122)	(42)

Net cash used in financing activities from continuing operations		(610)	(398)	(217)
Net cash used in financing activities from discontinued operations		—	—	—

Net cash used in financing activities		(610)	(398)	(217)
Net change in cash, cash equivalents and restricted cash		(359)	38	(143)
Cash, cash equivalents and restricted cash, beginning of year		2,034	2,016	2,147
Exchange movement on opening cash balance		(32)	(20)	12

Cash, cash equivalents and restricted cash, end of year		$1,643	$2,034	$2,016

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(IN MILLIONS)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2016	380	$4	200	$2	$12,434	$150	$(1,026)	$11,564	$218	$11,782
Net (loss) income	—	—	—	—	—	(738)	—	(738)	95	(643)
Other comprehensive income	—	—	—	—	—	—	62	62	9	71
Dividends	—	—	—	—	(58)	(60)	—	(118)	(34)	(152)
Other	2	—	—	—	19	—	—	19	(4)	15

Balance, June 30, 2017	382	4	200	2	12,395	(648)	(964)	10,789	284	11,073
Net (loss) income	—	—	—	—	—	(1,514)	—	(1,514)	70	(1,444)
Other comprehensive income (loss)	—	—	—	—	—	—	90	90	(42)	48
Foxtel transaction(a)	—	—	—	—	—	—	—	—	914	914
Dividends	—	—	—	—	(119)	—	—	(119)	(39)	(158)
Other	1	—	—	—	46	(1)	—	45	(1)	44

Balance, June 30, 2018	383	4	200	2	12,322	(2,163)	(874)	9,291	1,186	10,477
Cumulative impact from adoption of new accounting standards	—	—	—	—	—	32	(22)	10	10	20
Net income	—	—	—	—	—	155	—	155	73	228
Other comprehensive loss	—	—	—	—	—	—	(230)	(230)	(58)	(288)
Dividends	—	—	—	—	(117)	—	—	(117)	(44)	(161)
Other	3	—	—	—	38	(3)	—	35	—	35

Balance, June 30, 2019	386	$4	200	$2	$12,243	$(1,979)	$(1,126)	$9,144	$1,167	$10,311

(a)	See Note 4—Acquisitions, Disposals and Other Transactions.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, subscription video services in Australia, book publishing and digital real estate services.

In April 2018, News Corp and Telstra Corporation Limited (“Telstra”) combined their respective 50% interests in the Foxtel Group and News Corp’s 100% interest in FOX SPORTS Australia into a new company, NXE Australia Pty Ltd. (the “Transaction”) which the Company refers to herein as “Foxtel” for post-Transaction periods. Following the completion of the Transaction, News Corp owns a 65% interest in the combined business, with Telstra owning the remaining 35%. Consequently, the Company began consolidating the Foxtel Group in the fourth quarter of fiscal 2018. See Note 4—Acquisitions, Disposals and Other Transactions; Note 6—Investments; Note 8—Goodwill; Note 9—Borrowings; and Note 11—Financial Instruments and Fair Value Measurements. For periods prior to the completion of the Transaction, the Company continues to refer to its equity investment in the Foxtel Group as Foxtel.

Basis of presentation

The accompanying consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s financial statements as of and for the fiscal years ended June 30, 2019, 2018 and 2017 are presented on a consolidated basis.

The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”

The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2019, fiscal 2018 and fiscal 2017 each included 52 weeks. All references to the fiscal years ended June 30, 2019, 2018 and 2017 relate to the fiscal years ended June 30, 2019, July 1, 2018 and July 2, 2017, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of June 30.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current fiscal year presentation. Specifically, in fiscal 2019, the Company reclassified Conference Sponsorship revenues at its Dow Jones reporting unit and Merchandising revenues at the News America Marketing reporting unit from Other revenues to Advertising revenues as the Company believes that the reclassification more accurately reflects the nature of those revenue streams. These revenue reclassifications totaled $57 million and $45 million for the fiscal years ended June 30, 2018 and 2017, respectively.

Use of estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and other investments that are readily convertible into cash with original maturities of three months or less. The Company’s cash and cash equivalents balance as of June 30, 2019 and 2018 also includes $97 million and $86 million, respectively, which is not readily accessible by the Company as it is held by REA Group Limited (“REA Group”), a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company classifies cash as restricted when the cash is unavailable for use in its general operations. The Company had no restricted cash as of June 30, 2019 and 2018.

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

Receivables, net consist of:

	As of June 30,
	2019	2018
	(in millions)
Receivables	$1,590	$1,829
Allowances for sales returns(a)	—	(171)
Allowances for doubtful accounts	(46)	(46)

Receivables, net	$1,544	$1,612

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)	As a result of the adoption of the new revenue recognition standard during fiscal 2019, the Company reclassified the allowance for sales returns from Receivables, net to Other current liabilities.

The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2019 or June 30, 2018 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.

Inventory, net

Inventory primarily consists of programming rights, books, newsprint and printing ink. In accordance with ASC 920, “Entertainment—Broadcasters”, program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Programming costs are amortized based on the expected pattern of consumption over the license period or expected useful life of each program. The pattern of consumption is based primarily on consumer viewership information as well as other factors. The Company regularly reviews its programming assets to ensure they continue to reflect net realizable value. Changes in circumstances may result in a write-down of the asset to fair value.

Inventory for books and newsprint are valued at the lower of cost or net realizable value. Cost for non-programming inventory is determined by the weighted average cost method. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates, sales patterns of its products and specifically identified obsolete inventory.

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

Investments in and advances to equity investments or joint ventures in which the Company has significant influence, but is not the primary beneficiary, and has less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% or when the Company has the ability to exercise significant influence. Under the equity method of accounting, the Company includes its investments and amounts due to and from such investments in its Balance Sheets. The Company’s Statements of Operations include the Company’s share of the investees’ earnings (losses) and the Company’s Statements of Cash Flows include all cash received from or paid to the investee.

The difference between the Company’s investment and its share of the fair value of the underlying net tangible assets of the investee upon acquisition is first allocated to either finite-lived intangibles, indefinite-lived intangibles or other assets and liabilities and the balance is attributed to goodwill. The Company follows ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), which requires that equity method finite-lived intangibles be amortized over their estimated useful life. Such amortization is reflected in Equity (losses) earnings of affiliates in the Statements of Operations. Indefinite-lived intangibles and goodwill are not amortized.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investments in which the Company has no significant influence (generally less than a 20% ownership interest) or does not have the ability to exercise significant influence are accounted for in accordance with Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). Gains and losses on equity securities with readily determinable fair market value are recorded in Other, net in the Statement of Operations. Equity securities without readily determinable fair market values are valued at cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. See Note 6—Investments.

Financial instruments and derivatives

The carrying value of the Company’s financial instruments, including cash and cash equivalents, approximate fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange, trading in an over-the-counter market which are considered to be Level 2 measurements or unobservable inputs that require the Company to use its own best estimates about market participant assumptions which are considered to be Level 3 measurements. See Note 11—Financial Instruments and Fair Value Measurements.

ASC 815, “Derivatives and Hedging” (“ASC 815”) requires derivative instruments to be recorded on the balance sheet at fair value as either an asset or a liability. ASC 815 also requires that changes in the fair value of recorded derivatives be recognized currently in the Statements of Operations unless specific hedge accounting criteria are met.

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. On an ongoing basis, the Company assesses whether the financial instruments used in hedging transactions continue to be highly effective. The ineffective portion of a financial instrument’s change in fair value is immediately recognized in the Statements of Operations in Other, net.

The Company determines the fair values of its derivatives using standard valuation models. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the financial risks. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates and foreign currency exchange rates. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. All of the Company’s derivatives are over-the-counter instruments with liquid markets. The carrying values of the derivatives reflect the impact of master netting agreements which allow the Company to net settle positive and negative positions with the same counterparty. As the Company does not intend to settle any derivatives at their net positions, derivative instruments are presented gross in the Balance Sheets. See Note 11—Financial Instruments and Fair Value Measurements.

The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2019, the Company did not anticipate nonperformance by any of the counterparties.

Cash flow hedges

Cash flow hedges are used to mitigate the Company’s exposure to variability in cash flows that is attributable to particular risk associated with a highly probable forecasted transaction or a recognized asset or liability which

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

could affect income or expenses. The effective portion of the gain or loss on the hedging instrument is recognized directly in Accumulated other comprehensive loss, while the ineffective portion is recognized in the Statements of Operations in Other, net. Amounts recorded in Accumulated other comprehensive loss are recognized in the Statements of Operations when the hedged forecasted transaction impacts income or if the forecasted transaction is no longer expected to occur.

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

Economic hedges

Derivatives not designated as accounting hedge relationships are referred to as economic hedges. Economic hedges are those derivatives which the Company uses to mitigate their exposure to variability in the cash flows of a forecasted transaction or the fair value of a recognized asset or liability, but which do not qualify for hedge accounting in accordance with ASC 815. The economic hedges are adjusted to fair value each period in Other, net in the Statements of Operations.

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

Capitalized software

In accordance with ASC 350-40 “Internal-use Software,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Costs incurred in the preliminary project stage are expensed. All direct costs incurred to develop internal-use software during the development stage are capitalized and amortized using the straight-line method over the estimated useful life, generally 2 to 13 years. Costs such as maintenance and training are expensed as incurred. Research and development costs are also expensed as incurred.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption of ASU 2018-15, “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-24): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” (“ASU 2018-15”), the Company evaluates upfront costs, including implementation, set-up or other costs (collectively, “implementation costs”), for hosting arrangements under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred, whereas costs incurred in the development stage are generally capitalized as prepaid assets within Other Current Assets in the Balance Sheet. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. Amortization of capitalized implementation costs is included in the same line item in the Statements of Operations as the expense for fees for the associated hosting arrangement.

Royalty advances to authors

Royalty advances are initially capitalized and subsequently expensed as related revenues are earned or when the Company determines future recovery is not probable. The Company has a long history of providing authors with royalty advances, and it tracks each advance earned with respect to the sale of the related publication. Historically, the longer the unearned portion of the advance remains outstanding, the less likely it is that the Company will recover the advance through the sale of the publication. The Company applies this historical experience to its existing outstanding royalty advances to estimate the likelihood of recovery and a provision is established to write-off the unearned advance, usually between 12 and 24 months after initial publication of the first format. Additionally, the Company reviews its portfolio of royalty advances for unpublished titles to determine if individual royalty advances are not recoverable for discrete reasons, such as the death of an author prior to completion of a title or titles, a Company decision to not publish a title, poor market demand or other relevant factors that could impact recoverability. Based on this information, the portion of any advance that the Company believes is not recoverable is expensed.

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

Goodwill is reviewed for impairment at a reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments. For purposes of its goodwill impairment review, the Company has identified Dow Jones, the Australian newspapers, the U.K. newspapers, News America Marketing, Unruly Holdings Limited (“Unruly”), Storyful Limited (“Storyful”), Wireless Group plc (“Wireless Group”), Foxtel, Australian News Channel (“ANC”), HarperCollins, REA Group and Move, Inc. (“Move”), as its reporting units. During fiscal 2017, the Company early adopted ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) which eliminates Step 2 from the goodwill impairment test and instead requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

In accordance with ASC 350, in assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine the fair value of the business, and compare the calculated fair value of a reporting unit with its carrying amount, including goodwill. If through a quantitative analysis the Company determines the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not to be impaired. If the Company concludes that the fair value of the reporting unit is less than its carrying value, an impairment will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

The Company also performs impairment reviews on its indefinite-lived intangible assets, including trademarks and tradenames, newspaper mastheads, distribution networks, publishing imprints and radio broadcast licenses. Newspaper mastheads and book publishing imprints are reviewed on an aggregated basis in accordance with ASC 350. Distribution networks, trademarks and tradenames and radio broadcast licenses are reviewed individually. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through a quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment will be recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value.

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

Borrowings

Loans and borrowings are initially recognized at the fair value of the consideration received. Transaction costs are recorded within current borrowings (current portion) and non-current borrowings (long-term portion) in the Consolidated Balance Sheets. They are subsequently recognized at amortized cost using the effective interest

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

method. Debt may be considered extinguished when it has been modified and the terms of the new debt instruments and old debt instruments are substantially different, as that term is defined in the debt modification guidance in ASC 470-50 “Debt—Modifications and Extinguishments.” The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.”

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

Fair value measurements

The Company has various financial instruments that are measured at fair value on a recurring basis, including certain marketable securities and derivatives. The Company also applies the provisions of fair value measurement to various non-recurring measurements for the Company’s non-financial assets and liabilities. With the exception of investments measured using the net asset value per share practical expedient prescribed in ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” or ASC 2016-01 described above, the Company measures assets and liabilities in accordance with ASC 820, “Fair Value Measurements” (“ASC 820”), using inputs from the following three levels of the fair value hierarchy: (i) inputs that are quoted prices in active markets for identical assets or liabilities (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) unobservable inputs that require the entity to use its own best estimates about market participant assumptions (“Level 3”). See Note 11—Financial Instruments and Fair Value Measurements.

The Company’s assets measured at fair value on a nonrecurring basis include investments, long-lived assets, indefinite-lived intangible assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually during the fourth quarter for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the asset be recorded at its fair value. The resulting fair value measurements of the assets are considered to be Level 3 measurements.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.

During fiscal 2019, the Company adopted ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). Prior to the adoption of ASU 2016-01, the Company regularly reviewed its investments in equity securities for impairments based on criteria that included the extent to which an investment’s carrying value exceeded its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. As a result of the adoption of ASU 2016-01, the Company remeasures the value of these equity securities each quarter and includes the impact from the remeasurement in Other, net in the Statements of Operations.

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

Revenue recognition

During fiscal 2019, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) on a modified retrospective basis, which amended the FASB ASC by creating Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Under ASC 606, revenue is recognized when or as the Company satisfies its respective performance obligations under each contract.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

over time as the subscriptions are delivered. Payments from subscribers are generally due at the beginning of the month and are recorded as deferred revenue. Such amounts are recognized as revenue as the associated subscription is delivered.

Revenue generated from subscriptions to receive pay television broadcast, OTT services, broadband and home phone services for residential and commercial subscribers is recognized over time on a monthly basis as the services are provided. Payment is generally received monthly in advance of providing services, and is deferred upon receipt. Such amounts are recognized as revenue as the related services are provided.

Advertising revenues

Revenue from print advertising is recognized at the point in time the print advertisement is published. Broadcast advertising revenue is recognized over the time that the broadcast advertisement is aired. For impressions-based digital advertising, revenues are recognized as impressions are delivered over the term of the arrangement, while revenue from non-impressions-based digital advertising is recognized over the period that the advertisements are displayed. Such amounts are recognized net of agency commissions and provisions for estimated sales incentives, including rebates, rate adjustments or discounts.

Advertising revenues earned from integrated marketing services are recognized at the point in time when free-standing inserts are published. Revenues earned from in-store marketing services are partially recognized upon installation, with the remaining revenue recognized over the in-store campaign.

The Company enters into transactions that involve the exchange of advertising, in part, for other products and services, which are recorded at the estimated fair value of the product or service received. If the fair value of the product or service received cannot be reliably determined, the value is measured indirectly by reference to the standalone selling price of the advertising provided by the Company. Revenue from nonmonetary transactions is recognized when services are performed, and expenses are recognized when products are received or services are incurred.

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

Consumer revenues

Revenue from the sale of physical books and electronic books (“e-books”) is recognized at the point in time of physical receipt by the customer or electronic delivery. Such amounts are recorded net of provisions for returns and payments to customers. If the Company prohibits its customer from selling a physical book until a future date, it recognizes revenue when that restriction lapses.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

recognized over the contractual period during which the services are provided. Payments are generally due monthly over the subscription term.

With the acquisition of Opcity Inc. (“Opcity”), the Company began providing certain leads to agents and brokers at no upfront cost with the Company receiving a portion of the agent sales commission at the time a home transaction is closed. As the amount of revenues is based on several factors outside of the Company’s control including home prices, revenue is recognized when a real estate transaction is closed and any variability no longer exists.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising expenses

The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising and promotional expenses recognized totaled $669 million, $663 million and $587 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

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

The Company has not provided for taxes on undistributed earnings attributable to certain foreign subsidiaries. It is the Company’s intention to reinvest in these subsidiaries indefinitely as the Company does not anticipate the need to repatriate funds to satisfy domestic liquidity needs. An actual repatriation from these subsidiaries could be subject to foreign withholding taxes and U.S. state taxes. Calculation of the unrecognized tax liabilities is not practicable.

Following the enactment of the Tax Cut and Jobs Act (the “Tax Act”) (See Note 19—Income Taxes), the Company has elected to account for the tax on GILTI as a period cost and thus has not adjusted any net deferred tax assets of its foreign subsidiaries for the new tax. However, the Company has considered the potential impact of GILTI and BEAT on its U.S. federal net operating loss (“NOL”) carryforward and determined that the projected tax benefit to be received from its NOL carryforward may be reduced due to these provisions. As such, the Company has recorded a valuation allowance on its U.S. federal NOL carryforward for the reduction in the projected tax benefit upon utilization.

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

Recently Issued Accounting Pronouncements

Adopted

In May 2014, the FASB issued ASU 2014-09, which amended ASC 606. ASU 2014-09 removes inconsistencies and differences in revenue recognition requirements between GAAP and International Financial Reporting Standards and requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The FASB also issued several standards which provided additional clarification and implementation guidance on ASU 2014-09. The Company adopted ASU 2014-09 and subsequent related standards on a modified retrospective basis as of July 1, 2018. As a result, the Company recorded a $20 million decrease to Accumulated deficit as of July 1, 2018 to reflect the cumulative impact of its adoption of ASC 606. See Note 3—Revenues.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company adopted the guidance on a cumulative-effect basis for its investments with readily determinable fair values effective July 1, 2018. In accordance with ASU 2016-01, the cumulative net unrealized gains (losses) for these investments contained within Accumulated other comprehensive loss were reclassified through Accumulated deficit as of July 1, 2018, and the Company recorded a $22 million decrease to Accumulated deficit. The Company has elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. There was no financial statement impact upon adoption for these investments. See Note 6—Investments and Note 21—Additional Financial Information.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The amendments in ASU 2018-14 modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 eliminates the disclosures for amounts in Accumulated other comprehensive loss expected to be recognized as a component of net periodic benefit cost (income) and the effect of a percentage change in health care cost trend rate. As permitted by ASU 2018-14, the Company early adopted this standard. See Note 17—Retirement Benefit Obligations.

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

Issued

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in ASU 2016-02 require lessees to recognize all leases on the balance sheet by recording a right-of-use asset and a lease liability, and lessor accounting has been updated to align with the new requirements for lessees. The new standard also provides changes to the existing sale-leaseback guidance. ASU 2016-02 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The FASB has also issued additional standards which provide additional clarification and implementation guidance on the previously issued ASU 2016-02 and have the same effective date as the original standard. The Company plans to apply this guidance on a modified retrospective basis at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings, with no restatement of prior periods. The Company is in the process of finalizing its inventory of lease contracts and implementing processes and controls to enable the preparation of the required financial information for this standard. The Company is also finalizing the testing of its lease management system and the implementation process. The Company plans to elect the package of practical expedients

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

permitted under the transition guidance within the new standard. The Company plans to elect the practical expedient to combine lease and non-lease components for all asset classes. The Company also plans to elect the short-term lease exception to keep leases with an initial term of twelve months or less off of the balance sheet. The Company is continuing to evaluate the impact ASU 2016-02 will have on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The amendments in ASU 2018-02 provide a reclassification from Accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act (as defined below). See Note 19—Income Taxes. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company is currently evaluating the impact ASU 2018-02 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820, “Fair Value Measurement.” ASU 2018-13 eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU 2018-13 will have on the disclosures included in its consolidated financial statements.

NOTE 3. REVENUES

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

For certain revenue streams within the Subscription Video Services, Book Publishing and News and Information Services segments, the Company previously recorded certain marketing and sales incentive payments to customers within Operating expenses and Selling, general and administrative expenses. In accordance with ASC 606, such payments are now recorded as a reduction of revenue. For the fiscal year ended June 30, 2019, revenues were $113 million lower as a result of this reclassification, with no impact on the Company’s net income.

•	Deferred installation revenues in the Subscription Video Services segment

Under ASC 606, each customer subscription sold is accounted for as a distinct performance obligation. Installation services are not accounted for as a distinct performance obligation and are instead included within the overall services being provided. Therefore, installation revenues are deferred and recognized over the respective customer contract term. Historically, installation revenues were deferred and recognized over the estimated customer life. For the fiscal year ended June 30, 2019, revenues were $23 million higher as a result of the adoption of ASC 606.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revenues and expenses for the fiscal year ended June 30, 2019 and the opening balance sheet as of July 1, 2018 under both ASC 606 and the prior standard, ASC 605 are as follows:

	For the fiscal year ended June 30, 2019
	ASC 605	Effects of Adoption	ASC 606
	(in millions)
Revenue:
Circulation and subscription	$4,092	$12	$4,104
Advertising	2,743	(5)	2,738
Consumer	1,744	(65)	1,679
Real estate	908	—	908
Other	659	(14)	645

Total Revenues	$10,146	$(72)	$10,074
Operating expenses and Selling, general and administrative	$(8,925)	$95	$(8,830)
Net income	$212	$16	$228

	As of July 1, 2018
	ASC 605	Effects of Adoption	ASC 606
	(in millions)
Assets:
Receivables, net	$1,612	$200	$1,812
Other current assets	372	(4)	368
Deferred income tax assets	279	2	281
Other non-current assets	831	92	923
Liabilities and Equity:
Deferred revenue	$516	$(6)	$510
Other current liabilities	372	194	566
Deferred income tax liabilities	389	11	400
Other non-current liabilities	430	71	501
Accumulated deficit	(2,163)	20	(2,143)

Disaggregated revenue

The following table presents revenue by type and segment for the fiscal year ended June 30, 2019:

	For the fiscal year ended June 30, 2019
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$2,128	$1,926	$—	$49	$1	$4,104
Advertising	2,400	215	—	122	1	2,738
Consumer	—	—	1,679	—	—	1,679
Real estate	—	—	—	908	—	908
Other	428	61	75	80	1	645

Total Revenues	$4,956	$2,202	$1,754	$1,159	$3	$10,074

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract liabilities and assets

The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the fiscal year ended June 30, 2019:

For the fiscal year ended June 30, 2019
(in millions)
Balance as of July 1, 2018	$510
Deferral of revenue	3,008
Recognition of deferred revenue(a)	(3,084)
Other	(6)

Balance as of June 30, 2019	$428

(a)	For the fiscal year ended June 30, 2019, the Company recognized approximately $493 million of revenue which was included in the opening deferred revenue balance.

Contract assets were immaterial for disclosure as of June 30, 2019.

Practical expedients

The Company typically expenses sales commissions incurred to obtain a customer contract as those amounts are incurred as the amortization period is 12 months or less. These costs are recorded within Selling, general and administrative in the Statements of Operations. The Company also applies the practical expedient for significant financing components when the transfer of the good or service is paid within 12 months or less, or the receipt of consideration is received within 12 months or less of the transfer of the good or service.

Other revenue disclosures

During the fiscal year ended June 30, 2019, the Company recognized approximately $316 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of June 30, 2019 was approximately $354 million, of which approximately $182 million is expected to be recognized during fiscal 2020, approximately $129 million is expected to be recognized in fiscal 2021, $35 million is expected to be recognized in fiscal 2022, $5 million is expected to be recognized in fiscal 2023, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606.

NOTE 4. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS

Fiscal 2019

Opcity

In October 2018, the Company acquired Opcity, a market-leading real estate technology platform that matches qualified home buyers and sellers with real estate professionals in real time. The total transaction value was approximately $210 million, consisting of approximately $182 million in cash, net of $7 million of cash

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

acquired, and approximately $28 million in deferred payments and restricted stock unit awards for Opcity’s founders and qualifying employees, which is being recognized as compensation expense over the three years following the closing. Included in the cash amount was approximately $20 million that is being held back for approximately 18 months after closing. The acquisition broadens realtor.com®’s lead generation product portfolio, allowing real estate professionals to choose between traditional lead products or a concierge-based model that provides highly vetted, transaction-ready leads. Opcity is a subsidiary of Move, and its results are included within the Digital Real Estate Services segment.

Under the acquisition method of accounting, the total consideration was first allocated to net tangible assets and identifiable intangible assets based upon their fair values as of the date of completion of the acquisition. As a result of the acquisition, the Company recorded approximately $73 million of assets, of which $49 million primarily related to the Opcity technology and data platform with a weighted average useful life of 12 years and $24 million primarily related to intangible assets resulting from previously acquired leads and customer relationships with a weighted average useful life of 9 years. In accordance with ASC 350 the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately $124 million was recorded as goodwill on the transaction.

Fiscal 2018

Hometrack Australia Pty Ltd

In June 2018, REA Group acquired Hometrack Australia Pty Ltd (“Hometrack Australia”) for approximately A$130 million (approximately $100 million) in cash, which was funded with a mix of cash on hand and debt of A$70 million (approximately $53 million). Hometrack Australia is a provider of property data services to the financial sector and allows REA Group to deliver more property data and insights to its customers. Under the acquisition method of accounting, the total consideration is allocated to net tangible assets and identifiable intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration over the fair value of the net tangible assets and identifiable intangible assets acquired was recorded as goodwill. The Company recorded approximately $25 million of intangible assets consisting of technology, primarily associated with the Hometrack.com website, and customer relationships which have useful lives of 8 years and 15 years, respectively. The Company recorded approximately $74 million of goodwill on the transaction. Hometrack Australia is a subsidiary of REA Group and its results are included within the Digital Real Estate Services segment.

Foxtel

In April 2018, News Corp and Telstra combined their respective 50% interests in Foxtel Group and News Corp’s 100% interest in FOX SPORTS Australia into a new company. Following the completion of the Transaction, News Corp owns a 65% interest in the combined business, with Telstra owning the remaining 35%. Consequently, the Company began consolidating Foxtel in the fourth quarter of fiscal 2018. The combination allows Foxtel and FOX SPORTS Australia to leverage their media platforms and content to improve services for consumers and advertisers. The results of Foxtel are reported within the Subscription Video Services segment, and Foxtel is considered a separate reporting unit for purposes of the Company’s annual goodwill impairment review.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

value during the third quarter of fiscal 2018. In accordance with ASC 805, as the Company did not relinquish control of its investment in FOX SPORTS Australia, the reduction in the Company’s ownership interest to 65% was accounted for as a common control transaction on a carryover basis. See Note 6—Investments.

The total aggregate purchase price associated with the Transaction at the completion date is set forth below (in millions):

Consideration transferred(a)	$331
Fair value of News Corp previously held equity interest in Foxtel	631
Fair value of noncontrolling interest(b)	578

Fair value of net assets	$1,540

(a)	Primarily represents the fair value of 35% of FOX SPORTS Australia exchanged as consideration in the Transaction and has been included in noncontrolling interest.
(b)	Primarily represents the fair value of 35% of Foxtel, which includes the impact of certain market participant synergies.

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

As a result of the Transaction, the Company recorded tangible assets of approximately $871 million, excluding long-term borrowings, primarily consisting of property, plant and equipment which mainly relate to digital set top units and installations and technical equipment, as well as accounts receivable, inventory, accounts payable and accruals at their estimated fair values at the completion date of the Transaction. The Company recorded outstanding borrowings of approximately $1.8 billion as a result of the Transaction. See Note 9—Borrowings.

In addition, the Company recorded approximately $0.9 billion of intangible assets of which $468 million has been allocated to subscriber relationships with a weighted-average useful life of 10 years, $270 million has been allocated to the tradenames which have an indefinite life and approximately $123 million has been allocated to

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Smartline Home Loans Pty Limited

In July 2017, REA Group acquired an 80.3% interest in Smartline Home Loans Pty Limited (“Smartline”) for approximately A$70 million in cash (approximately $55 million). The minority shareholders have the option to sell the remaining 19.7% interest to REA Group beginning three years after closing at a price dependent on the financial performance of Smartline. If the option is not exercised, the minority interest will become mandatorily redeemable four years after closing. As a result, REA Group recognized a liability of $12 million in the three months ended September 30, 2017 for the present value of the amount expected to be paid for the remaining interest based on the formula specified in the acquisition agreement. Smartline is one of Australia’s premier mortgage broking franchise groups, and the acquisition provides REA Group’s financial services business with greater scale and capability. Under the acquisition method of accounting, the total consideration was allocated to net tangible assets and identifiable intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration over the fair value of the net tangible assets and identifiable intangible assets acquired was recorded as goodwill. The acquired intangible assets of approximately $19 million primarily relate to customer relationships which have a useful life of 16 years. The Company recorded approximately $49 million of goodwill on the transaction. Smartline is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.

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

NOTE 5. RESTRUCTURING PROGRAMS

The Company recorded restructuring charges of $92 million, $71 million and $142 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, of which $77 million, $58 million and $133 million related to the News and Information Services segment, respectively. The restructuring charges recorded in fiscal 2019, 2018 and 2017 were primarily for employee termination benefits.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Changes in the restructuring program liabilities were as follows:

	One-time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, June 30, 2016	$33	$5	$6	$44
Additions	137	—	5	142
Payments	(135)	(1)	(1)	(137)
Other	(2)	2	—	—

Balance, June 30, 2017	$33	$6	$10	$49
Additions	69	—	2	71
Payments	(73)	(2)	(1)	(76)
Other	—	(2)	—	(2)

Balance, June 30, 2018	$29	$2	$11	$42
Additions	92	—	—	92
Payments	(91)	—	(2)	(93)
Other	(2)	—	1	(1)

Balance, June 30, 2019	$28	$2	$10	$40

As of June 30, 2019 and June 30, 2018 restructuring liabilities of approximately $30 million and $31 million, respectively, were included in the Balance Sheet in Other current liabilities and $10 million and $11 million, respectively, were included in Other non-current liabilities.

NOTE 6. INVESTMENTS

The Company’s investments were comprised of the following:

	Ownership Percentage as of June 30, 2019	As of June 30,
		2019	2018
		(in millions)
Equity method investments(a)	various	$148	$173
Equity securities(b)	various	187	220

Total Investments		$335	$393

(a)

Equity method investments are primarily comprised of Foxtel’s investment in Nickelodeon Australia Joint Venture and Elara Technologies Pte. Ltd. (“Elara”), which operates PropTiger.com, Makaan.com and Housing.com.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

in orderly transactions for an identical or similar investment of the same issuer. The components comprising total gains and losses on equity securities are set forth below:

	For the fiscal year ended June 30,
	2019	2018
	(in millions)
Total (losses) gains recognized on equity securities	$(23)	$35
Less: Net (losses) gains recognized on equity securities sold or impaired	—	7

Unrealized (losses) gains recognized on equity securities held at end of period	$(23)	$28

Equity Losses of Affiliates

The Company’s share of the losses of its equity affiliates was as follows:

	For the fiscal years ended June 30,
	2019	2018	2017
	(in millions)
Foxtel(a)	$—	$(974)	$(265)
Other equity affiliates, net(b)	(17)	(32)	(30)

Total Equity losses of affiliates	$(17)	$(1,006)	$(295)

(a)

Following completion of the Transaction in April 2018, News Corp ceased accounting for Foxtel as an equity method investment and began consolidating its results in the fourth quarter of fiscal 2018. See Note 4—Acquisitions, Disposals and Other Transactions.

During the third quarter of fiscal 2018, the Company recognized a $957 million non-cash write-down of the carrying value of its investment in Foxtel. In the third quarter of fiscal 2018, the Company assessed the long-term prospects for Foxtel, on both a stand-alone and combined basis. As a result of lower-than-expected revenues from certain products and broadcast subscribers at Foxtel, the Company revised its outlook for Foxtel, which resulted in a reduction in expected future cash flows. Based on the revised projections, the Company concluded that the fair value of its investment in Foxtel declined below its carrying value. The assumptions utilized in the income approach valuation method were a discount rate of 10.25% and a long-term growth rate of 2.0%. The write-down was reflected in Equity losses of affiliates in the Statement of Operations for the fiscal year ended June 30, 2018.

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

Additionally, in accordance with ASC 350, the Company amortized $49 million and $68 million related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets during the fiscal years ended June 30, 2018 and 2017, respectively. Such amortization was reflected in Equity losses of affiliates in the Statements of Operations.

(b)

Other equity affiliates, net for the fiscal years ended June 30, 2019, 2018 and 2017 include losses primarily from the Company’s interest in Elara. Additionally, during the fiscal years ended June 30, 2018 and 2017, the Company recognized non-cash write-downs of $13 million and $9 million, respectively, on certain other equity method investments. The write-downs are reflected in Equity losses of affiliates in the Statements of Operations for the fiscal years ended June 30, 2018 and 2017.

Impairments of Equity Securities

Prior to the adoption of ASU 2016-01 during the first quarter of fiscal 2019, the Company regularly reviewed its investments in equity securities for impairments based on criteria that included the extent to which the investment’s carrying value exceeded its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. The Company recorded write-offs and impairments of certain available-for-sale securities in the fiscal years ended June 30, 2018 and 2017 of $33 million and $21 million, respectively which were reclassified out of Accumulated other comprehensive income and included in Other, net. These write-offs and impairments were taken either as a result of the deteriorating financial position of the investee or due to an other-than-temporary impairment resulting from sustained losses and limited prospects for recovery. As a result of the adoption of ASU 2016-01, the Company has included the impact from the remeasurement of its investments in equity securities in Other, net in the Statement of Operations for the fiscal year ended June 30, 2019.

Summarized Financial Information

Summarized financial information for Foxtel for periods through April 2, 2018, presented in accordance with U.S. GAAP, was as follows:

	For the nine months ended March 31,	For the fiscal year ended June 30,
	2018	2017
	(in millions)
Revenues	$1,818	$2,411
Operating income(a)	155	353
Net income	64	59

(a)

Includes Depreciation and amortization of $187 million for the period ended April 2, 2018 and $215 million for the fiscal year ended June 30, 2017. Operating income before depreciation and amortization was $342 million for the period ended April 2, 2018 and $568 million for the fiscal year ended June 30, 2017.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2019	2018
		(in millions)
Land		$146	$150
Buildings and leaseholds	3 to 50 years	1,729	1,742
Digital set top units and installations	3 to 10 years	911	744
Machinery and equipment(a)	2 to 20 years	3,123	3,131

		5,909	5,767
Less: accumulated depreciation and amortization(b)		(3,524)	(3,352)

		2,385	2,415
Construction in progress		169	145

Total Property, plant and equipment, net		$2,554	$2,560

(a)	Includes capitalized software of approximately $1,331 million and $1,189 million as of June 30, 2019 and 2018, respectively.
(b)	Includes accumulated amortization of capitalized software of approximately $818 million and $734 million as of June 30, 2019 and 2018, respectively.

Depreciation and amortization related to property, plant and equipment was $533 million, $372 million and $358 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively. This includes amortization of capitalized software of $218 million, $175 million and $168 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

Total operating lease expense was approximately $195 million, $183 million and $156 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$18 million related to tradenames. Significant unobservable inputs utilized in the income approach valuation method were a discount rate of 11.5% and no long-term growth.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying values of the Company’s intangible assets and related accumulated amortization for the fiscal years ended June 30, 2019 and June 30, 2018 were as follows:

	As of June 30,
	2019	2018
	(in millions)
Intangible Assets Not Subject to Amortization
Trademarks and tradenames	$383	$441
Newspaper mastheads	296	298
Distribution networks	308	308
Imprints	231	239
Radio broadcast licenses	140	188

Total intangible assets not subject to amortization	1,358	1,474

Intangible Assets Subject to Amortization
Publishing rights(a)	275	299
Customer relationships(b)	746	849
Other(c)	47	49

Total intangible assets subject to amortization, net	1,068	1,197

Total Intangible assets, net	$2,426	$2,671

(a)

Net of accumulated amortization of $235 million and $213 million as of June 30, 2019 and 2018, respectively. The useful lives of publishing rights range from 4 to 30 years primarily based on the weighted-average remaining contractual terms of the underlying publishing contracts and the Company’s estimates of the period within those terms that the asset is expected to generate a majority of its future cash flows.

(b)

Net of accumulated amortization of $528 million and $447 million as of June 30, 2019 and 2018, respectively. The useful lives of customer relationships range from 3 to 25 years. The useful lives of these assets are estimated by applying historical attrition rates and determining the resulting period over which a majority of the accumulated undiscounted cash flows related to the customer relationships are expected to be generated.

(c)

Net of accumulated amortization of $98 million and $87 million as of June 30, 2019 and 2018, respectively. The useful lives of other intangible assets range from 2 to 15 years. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

The Company recognized impairment charges of $47 million, $50 million and $58 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, related to indefinite-lived intangible assets.

Amortization expense related to amortizable intangible assets was $126 million, $100 million and $91 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

Based on the current amount of amortizable intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2020—$112 million; 2021—$105 million; 2022—$101 million; 2023—$94 million; and 2024—$89 million.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying value of goodwill, by segment, are as follows:

	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Total Goodwill
	(in millions)
Balance, June 30, 2017	$1,884	$500	$271	$1,183	$3,838
Acquisitions(a)	2	1,574	—	123	1,699
Impairments(b)	(158)	(41)	—	(19)	(218)
Foreign currency movements	2	(73)	(4)	(26)	(101)

Balance, June 30, 2018	$1,730	$1,960	$267	$1,261	$5,218

Acquisitions(c)	29	—	—	125	154
Impairments	(49)	—	—	—	(49)
Dispositions	(16)	—	—	—	(16)
Foreign currency movements	(7)	(116)	(1)	(36)	(160)

Balance, June 30, 2019	$1,687	$1,844	$266	$1,350	$5,147

(a)	Primarily relates to the Transaction in the Subscription Video Services segment and the acquisition of Smartline and Hometrack in the Digital Real Estate Services segment.
(b)

In the News and Information Services segment, the write-down of goodwill primarily relates to the News America Marketing reporting unit, and in the Subscription Video Services segment the write-down primarily relates to the FOX SPORTS Australia reporting unit. In the Digital Real Estate Services segment, the write-down of goodwill relates to the Company’s DIAKRIT reporting unit.

(c)

In the News and Information Services segment, the increase in goodwill primarily relates to acquisitions made by the News Australia reporting unit and in the Digital Real Estate Services segment, the increase in goodwill primarily relates to the acquisition of Opcity.

The carrying amount of goodwill as of June 30, 2019 reflected accumulated impairments, principally relating to the News and Information Services segment, of $3.7 billion.

Annual Impairment Assessments

Fiscal 2019

In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually in the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts. See Note 2—Summary of Significant Accounting Policies.

The performance of the Company’s annual impairment analysis resulted in $87 million of impairments to goodwill and indefinite-lived intangible assets in fiscal 2019, primarily related to goodwill at a reporting unit within the News and Information Services segment. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 9.0% to 25.0%), long-term growth rates (ranging from 0.0% to 3.0%) and royalty rates (ranging from 0.5%-6.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5%-10%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2018

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

During the third quarter of fiscal 2018, due to the impact of adverse trends on the future expected performance of the business, the Company revised its future outlook with respect to the News America Marketing reporting unit which resulted in a reduction in expected future cash flows. As a result, the Company determined that the fair value of this reporting unit declined below its carrying value and recorded a $165 million impairment of goodwill and indefinite-lived intangible assets. For this reporting unit and intangible asset, significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 12.5%-14%), long-term growth rates (ranging from (1.9)%-0.9%) and a royalty rate of 2.5%.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. BORROWINGS

The Company’s total borrowings consist of the following:

	Interest rate at June 30, 2019	Due date at June 30, 2019	As of June 30, 2019	As of June 30, 2018
			(in millions)
Foxtel Group
Credit facility 2013(a)(b)	—	Apr 7, 2019	$—	$222
Credit facility 2014—tranche 1(a)(b)	—	May 30, 2019	—	148
Credit facility 2014—tranche 2(a)	3.07%	Jan 31, 2020	56	148
Credit facility 2015(a)	3.32%	Jul 31, 2020	281	296
Credit facility 2016(a)(c)	3.81%	Sept 11, 2021	193	108
Working capital facility 2017(a)(c)	3.47%	Jul 3, 2020	56	59
US private placement 2009—tranche 3	6.20%	Sept 24, 2019	75	75
US private placement 2012—USD portion—tranche 1(d)	3.68%	Jul 25, 2019	150	150
US private placement 2012—USD portion—tranche 2(d)	4.27%	Jul 25, 2022	199	196
US private placement 2012—USD portion—tranche 3(d)	4.42%	Jul 25, 2024	149	146
US private placement 2012—AUD portion	7.04%	Jul 25, 2022	77	83
REA Group
Credit facility 2016—tranche 2(e)(f)	—	Dec 31, 2018	—	89
Credit facility 2016—tranche 3(e)(f)	2.97%	Dec 31, 2019	168	178
Credit facility 2018(e)(f)	2.73%	Apr 27, 2021	49	54

Total borrowings			1,453	1,952
Less: current portion(g)			(449)	(462)

Long-term borrowings			$1,004	$1,490

(a)	Borrowings under these facilities bear interest at a floating rate of Australian BBSY plus an applicable margin of between 1.20% and 2.70% per annum payable quarterly.
(b)

During the fiscal year ended June 30, 2019, the Foxtel Debt Group repaid its A$300 million (approximately $216 million) facility maturing in April 2019 and its A$200 million (approximately $139 million) facility maturing in May 2019 using A$500 million of shareholder loans provided by the Company.

(c)	As of June 30, 2019, the Foxtel Debt Group has undrawn commitments of $181 million under these facilities for which it pays a commitment fee in the range of 40% and 45% of the applicable margin.
(d)	The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 11—Financial Instruments and Fair Value Measurements.
(e)

Borrowings under these facilities bear interest at a floating rate of the Australian BBSY plus a margin in the range of 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of June 30, 2019, REA Group was paying a margin of between 0.85% and 1.05%.

(f)

During the fiscal year ended June 30, 2019, REA Group repaid $87 million (A$120 million) for its unsecured loan facility due December 2018. REA Group had remaining borrowings of $217 million, of which approximately $168 million (A$240 million) will mature in fiscal 2020.

(g)

The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.”

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foxtel Group Borrowings

As of June 30, 2019, the Company’s borrowings reflect $1.24 billion of outstanding debt incurred by certain subsidiaries of Foxtel (together with Foxtel, the “Foxtel Debt Group”) that the Company consolidated upon completion of the Transaction. The Foxtel Debt Group indebtedness includes U.S. private placement senior unsecured notes and drawn amounts under its revolving credit facilities, with maturities ranging from fiscal 2020 to 2025. In accordance with ASC 805, these debt instruments were recorded at fair value as of the Transaction completion date.

During fiscal 2019, the Foxtel Debt Group had repayments of $1.03 billion, including the repayment of its A$300 million (approximately $216 million) facility maturing in April 2019 and the repayment of its A$200 million (approximately $139 million) facility maturing in May 2019, and borrowings of $681 million. The repayments of the A$300 million facility maturing in April 2019 and the A$200 million facility maturing in May 2019 were repaid using A$500 million of shareholder loans provided by the Company. The shareholder loans bear interest at a variable rate of Australian BBSY plus an applicable margin ranging from 6.30% to 7.75%. The shareholder loans mature in December 2027.

Covenants, Collateral and Unamortized borrowing costs

The Foxtel Debt Group’s external borrowings (revolving credit facilities and U.S. private placement senior unsecured notes) require the Foxtel Debt Group to comply with specified financial and non-financial covenants calculated in accordance with Australian International Financial Reporting Standards. Subject to certain exceptions, these covenants restrict or prohibit members of the Foxtel Debt Group from, among other things, undertaking certain transactions, disposing of properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, giving guarantees, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of other loans and undergoing fundamental business changes. The financial covenants require the Foxtel Debt Group to maintain a total debt to Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) ratio of not more than 3.75 to 1.0 and an interest coverage ratio of no less than 3.50 to 1.0. The Foxtel Debt Group’s external borrowings are only guaranteed by certain members of the Foxtel Debt Group. The Foxtel Debt Group was in compliance with these covenants as of June 30, 2019. There were no assets pledged as collateral for any of the borrowings.

REA Group Facilities

During fiscal 2019, REA Group repaid approximately $87 million (A$120 million) for the second tranche of its A$480 million unsecured revolving loan facility, which matured in December 2018. REA Group had remaining borrowings of $217 million, of which approximately $168 million (A$240 million) will mature in December 2019.

The facilities require REA Group to maintain a net leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of June 30, 2019, REA Group was in compliance with all of the applicable debt covenants.

Revolving Credit Facility

The Company’s Credit Agreement (as amended, the “Credit Agreement”) provides for an unsecured $650 million revolving credit facility (the “Facility”) that can be used for general corporate purposes. The Facility has a sublimit of $100 million available for issuances of letters of credit. Under the Credit Agreement, the Company may request increases in the amount of the Facility up to a maximum amount of $900 million. The lenders’ commitments under the Credit Agreement terminate on October 23, 2020 provided the Company may request that the commitments be extended under certain circumstances as set forth in the Credit Agreement for up to two additional one-year periods.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, including limitations on the ability of the Company and its subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of its subsidiaries. In addition, the Credit Agreement requires the Company to maintain an adjusted operating income leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 3.0 to 1.0. As of June 30, 2019, the Company was in compliance with all of the applicable debt covenants.

Interest on borrowings under the Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the Credit Agreement, which varies based on the Company’s adjusted operating income leverage ratio. As of June 30, 2019, the Company was paying a commitment fee of 0.25% on any undrawn balance and an applicable margin of 0.75% for a Base Rate borrowing and 1.75% for a Eurodollar Rate borrowing.

As of the date of this filing, the Company has not borrowed any funds under the Facility.

Future maturities

The following table summarizes the Company’s debt maturities as of June 30, 2019:

As of June 30, 2019
(in millions)
Fiscal 2020	$449
Fiscal 2021	386
Fiscal 2022	193
Fiscal 2023	276
Fiscal 2024	—
Thereafter	149

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

•

Level 2—Observable inputs other than quoted prices included in Level 1. The Company could value assets and liabilities included in this level using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period. The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019				June 30, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Foreign currency derivatives—cash flow hedges	$—	$1	$—	$1	$—	$3	$—	$3
Cross-currency interest rate derivatives—fair value hedges	—	29	—	29	—	29	—	29
Cross-currency interest rate derivatives—economic hedges	—	12	—	12	—	10	—	10
Cross-currency interest rate derivatives—cash flow hedges	—	116	—	116	—	76	—	76
Equity securities(a)	74	—	113	187	93	—	—	93

Total assets	$74	$158	$113	$345	$93	$118	$—	$211

Liabilities:
Interest rate derivatives—cash flow hedges	$—	$20	$—	$20	$—	$20	$—	$20
Mandatorily redeemable noncontrolling interests	—	—	11	11	—	—	12	12
Cross-currency interest rate derivatives—cash flow hedges	—	18	—	18	—	12	—	12

Total liabilities	$—	$38	$11	$49	$—	$32	$12	$44

(a)	See Note 6—Investments.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of the Company’s equity securities classified as Level 3 is as follows:

For the fiscal year ended June 30, 2019
(in millions)
Balance—beginning of period(a)	$127
Purchases	8
Sales	(10)
Measurement adjustments	(2)
Foreign exchange and other	(10)

Balance—end of period	$113

(a)	Includes impact from the adoption of ASU 2016-01. See Note 1—Description of Business and Basis of Presentation.

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

A rollforward of the Company’s mandatorily redeemable noncontrolling interest liabilities classified as Level 3 is as follows:

	For the fiscal year ended June 30,
	2019	2018
	(in millions)
Balance—beginning of year	$12	$79
Additions	—	12
Payments	—	(81)
Measurement adjustments	(4)	—
Accretion	4	3
Foreign exchange movements	(1)	(1)

Balance—end of year	$11	$12

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments

The Company is directly and indirectly affected by risks associated with changes in certain market conditions. When deemed appropriate, the Company uses derivative instruments to mitigate the potential impact of these market risks. The primary market risks managed by the Company through the use of derivative instruments include:

•	foreign currency exchange rate risk: arising primarily through Foxtel Debt Group borrowings denominated in U.S. dollars; and

•	interest rate risk: arising from fixed and floating rate Foxtel Debt Group borrowings.

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

Hedges are classified as current or non-current in the Consolidated Balance Sheets based on their maturity dates. Refer to the table below for further details:

		Fair value as of June 30,
	Balance Sheet Location	2019	2018
		(in millions)
Foreign currency derivatives—cash flow hedges	Other current assets	$1	$3
Cross-currency interest rate derivatives—fair value hedges	Other current assets	8	—
Cross-currency interest rate derivatives—economic hedges	Other current assets	12	—
Cross-currency interest rate derivatives—cash flow hedges	Other current assets	33	—
Cross-currency interest rate derivatives—fair value hedges	Other non-current assets	21	29
Cross-currency interest rate derivatives—cash flow hedges	Other non-current assets	83	76
Cross-currency interest rate derivatives—economic hedges	Other non-current assets	—	10
Interest rate derivatives—cash flow hedges	Other current liabilities	(2)	—
Interest rate derivatives—cash flow hedges	Other non-current liabilities	(18)	(20)
Cross-currency interest rate derivatives—cash flow hedges	Other non-current liabilities	(18)	(12)

Cash flow hedges

The Company utilizes a combination of foreign currency derivatives, interest rate derivatives and cross-currency interest rate derivatives to mitigate currency exchange and interest rate risk in relation to future interest payments and payments for license fees.

The total notional value of foreign exchange contract derivatives designated for hedging was $9 million as of June 30, 2019. The maximum hedge term over which the Company is hedging exposure to foreign currency

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

fluctuations is to July 2019. As of June 30, 2019, the Company estimates that approximately $1 million of net derivative gains related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.

The total notional value of interest rate swap derivatives designated as cash flow hedges was approximately A$700 million as of June 30, 2019. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to September 2022. As of June 30, 2019, the Company estimates that approximately $5 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.

The total notional value of cross-currency interest rate swaps that were designated as cash flow hedges was approximately A$400 million as of June 30, 2019. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024. As of June 30, 2019, the Company estimates that approximately $2 million of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.

The following table presents the impact that changes in the fair values of derivatives designated as cash flow hedges had on Accumulated other comprehensive loss and the Statement of Operations during the fiscal years ended June 30, 2019 and 2018. The Company did not have any such hedges in fiscal 2017.

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the Fiscal year ended June 30,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the Fiscal year ended June 30,		Income statement location
	2019	2018	2019	2018
	(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives—cash flow hedges	$2	$3	$(3)	$1	Operating expenses
Cross-currency interest rate derivatives—cash flow hedges	9	8	(4)	(9)	Interest (expense) income, net
Interest rate derivatives—cash flow hedges	(9)	—	8	1	Interest (expense) income, net

Total	$2	$11	$1	$(7)

During fiscal 2019 and 2018, the amount recognized in the Statements of Operations for the ineffective portion of derivative instruments designated as cash flow hedges was approximately $4 million and nil, respectively, and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

Fair value hedges

The Company’s primary interest rate risk arises from its borrowings acquired as a part of the Transaction. Borrowings issued at fixed rates and in U.S. dollars expose Foxtel to fair value interest rate risk and currency

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. As of June 30, 2019, such adjustments increased the carrying value of borrowings by approximately $4 million.

The total notional value of the fair value hedges was approximately A$100 million as of June 30, 2019. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.

During fiscal 2019 and 2018, the amount recognized in the Statement of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and the Company did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

Economic (non-designated) hedges

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives not designated as accounting hedges to mitigate foreign currency and interest rate risk. These are referred to as economic hedges. The changes in fair value of economic hedges are immediately recognized into the Statement of Operations. The total notional value of cross-currency interest rate derivatives classified as economic hedges was $75 million as of June 30, 2019, which relate to the U.S. private placement 2009 debt.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Other Fair Value Measurements

As of June 30, 2019, the carrying value of the Company’s outstanding borrowings approximates the fair value. The U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.

NOTE 12. STOCKHOLDERS’ EQUITY

Authorized Capital Stock

The Company’s authorized capital stock consists of 1,500,000,000 shares of Class A Common Stock, par value $0.01 per share, 750,000,000 shares of Class B Common Stock, par value $0.01 per share, 25,000,000 shares of Series Common Stock, par value $0.01 per share, and 25,000,000 shares of Preferred Stock, par value $0.01 per share.

Common Stock and Preferred Stock

Shares Outstanding—As of June 30, 2019, the Company had approximately 386 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and approximately 200 million shares of Class B Common Stock outstanding at a par value of $0.01 per share. As of June 30, 2019, the Company had no shares of Series Common Stock and Preferred Stock outstanding.

Dividends—The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2019	2018	2017
Cash dividends paid per share	$0.20	$0.20	$0.20

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Repurchases

In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the fiscal years ended June 30, 2019, 2018 and 2017. Through August 5, 2019, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 5, 2019 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

The Company did not purchase any of its Class B Common Stock during the fiscal years ended June 30, 2019, 2018 and 2017.

Stockholder Rights Agreement

During fiscal 2018, the Board of Directors adopted the third amended and restated rights agreement, which is referred to below as the “rights agreement.” Under the rights agreement, each outstanding share of common stock of the Company has attached to it one right. Initially, the rights are represented by the common stock of the Company, are not traded separately from the common stock and are not exercisable. The rights, unless redeemed or exchanged, will become exercisable for common stock of the Company 10 business days after the earlier of public announcement that a person or group has obtained beneficial ownership (defined to include stock which a person has the right to acquire, regardless of whether such right is subject to the passage of time or the satisfaction of conditions) of 15% or more of the outstanding shares of the Company’s Class B Common Stock or launch of a tender offer to do so. Following such acquisition of beneficial ownership, each right will entitle its holder (other than the acquiring person or group) to purchase, at the exercise price (subject to adjustments provided in the rights agreement), a number of shares of the Company’s Class A or Class B Common Stock, as applicable, having a then-current market value of twice the exercise price, and in the event of a subsequent merger or other acquisition of the Company or transfer of more than 50% of the Company or its assets, to

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a then-current market value of twice the exercise price. The exercise price for the Company rights will be $90.00, subject to certain adjustments.

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

NOTE 13. EQUITY-BASED COMPENSATION

Employees of the Company are eligible to participate in the News Corporation 2013 Long-Term Incentive Plan (the “2013 LTIP”), which provides for equity-based compensation including stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and other types of awards. The Company has the ability to award up to 30 million shares of Class A Common Stock under the terms of the 2013 LTIP in addition to awards assumed in connection with the Separation and with acquisitions.

The following table summarizes the Company’s equity-based compensation expense from continuing operations reported in the Statements of Operations:

	For the fiscal years ended June 30,
	2019	2018	2017
	(in millions)
Total equity compensation expense	$73	$76	$38

Total intrinsic value of stock options exercised	$1	$1	$2

As of June 30, 2019, total compensation cost not yet recognized for all unvested awards held by the Company’s employees was approximately $52 million and is expected to be recognized over a weighted average period of between one and two years.

The tax benefit recognized on PSUs and RSUs for the Company’s employees that vested and stock options that were exercised by the Company’s employees during the applicable fiscal year was $16 million, $9 million and $17 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Incentive Plans

The fair value of equity-based compensation granted under the 2013 LTIP is calculated according to the type of award issued. Cash settled awards are marked-to-market at the end of each reporting period.

Performance Stock Units

PSUs are grants that entitle the holder to shares of the Company’s Class A Common Stock or the cash equivalent value of such shares based on the achievement of pre-established performance metrics over the applicable performance period. The fair value of PSUs is determined on the date of grant and expensed using a straight-line method over the applicable vesting period. The expense is adjusted to reflect the number of shares expected to vest based on management’s determination of the probable achievement of the pre-established performance metrics. The Company records a cumulative adjustment in periods in which its estimate of the number of shares expected to vest changes. Additionally, the Company ultimately adjusts the expense recognized to reflect the actual vested shares following the final determination of the achievement of the performance conditions. Any person who holds PSUs shall have no ownership interest in the shares or cash to which such PSUs relate unless and until the shares or cash are delivered to the holder. All shares of Class A Common Stock reserved for cancelled or forfeited equity-based compensation awards become available for future grants. Commencing with awards granted in fiscal 2017, each PSU is entitled to receive dividend equivalents for each regular cash dividend on the Class A Common Stock paid by the Company during the award period, subject to the same terms and conditions as apply to the underlying award.

In the first quarter of fiscal 2017, certain participants in the plan received grants of PSUs which have a three-year performance measurement period. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 200% of the target award, subject to three-year performance conditions consisting of pre-defined targets based on the Company’s cumulative earnings per share, cumulative free cash flow and three-year total shareholder return (“TSR”) relative to that of the companies that comprise the Standard and Poor’s 500 Index. The fair value of the TSR market condition is determined using a Monte Carlo simulation model.

In the first quarter of fiscal 2019 and 2018, certain participants in the plan received grants of PSUs which have a three-year performance measurement period. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 200% of the target award, subject to three-year performance conditions consisting of a combination of cumulative business-unit-specific revenue, EBITDA (as defined in Note 9—Borrowings) and free cash flow or the Company’s cumulative earnings per share, cumulative free cash flow and three-year TSR relative to that of the companies that comprise the Standard and Poor’s 1500 Media Index. In addition, certain participants other than named executive officers of the Company also received grants of PSUs which have a one-year performance measurement period. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 200% of the target award, subject to one-year performance conditions consisting of a combination of business-unit-specific revenue and free cash flow or Company earnings per share and free cash flow.

For the fiscal years ended June 30, 2019, 2018 and 2017, the Company granted approximately 6.0 million, 4.4 million and 5.5 million PSUs, respectively, at target to the Company’s employees, of which approximately 4.3 million, 3.2 million and 4.1 million PSUs, respectively, will be settled in Class A Common Stock, with the remaining PSUs, which are granted to executive directors and to employees in certain foreign locations, being settled in cash, assuming performance conditions are met.

For the fiscal years ended June 30, 2019, 2018 and 2017, approximately 4.2 million, 1.6 million and 2.8 million PSUs respectively, vested, of which approximately 1.1 million, 0.5 million and 1.0 million PSUs, respectively,

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

were settled in cash for approximately $15.4 million, $6.6 million and $13.1 million, respectively, before statutory tax withholdings.

Restricted Stock Units

RSU awards are grants that entitle the holder to shares of the Company’s Class A Common Stock. The fair value of RSUs is based upon the fair market value of the shares underlying the awards on the grant date. Any person who holds RSUs shall have no ownership interest in the shares to which such RSUs relate unless and until the shares are delivered to the holder.

During fiscal 2019, 2018 and 2017, certain employees of the Company received grants of time-vested RSUs. Vesting of the awards is subject to the participants’ continued employment with the Company through the applicable vesting date. During the fiscal years ended June 30, 2019, 2018 and 2017, 1.1 million, 0.3 million and 0.4 million RSUs, respectively, were granted to the Company’s employees. These RSUs have graded vesting primarily over two to four years.

The following table summarizes the activity related to the target PSUs and RSUs granted to the Company’s employees that will be settled in shares of the Company (PSUs and RSUs in thousands):

	Fiscal 2019		Fiscal 2018		Fiscal 2017
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
PSUs and RSUs
Unvested units at beginning of the year	9,341	$14.54	8,652	$15.57	7,773	$17.34
Granted(a)	5,445	12.98	3,510	13.47	4,502	14.69
Vested(b)	(3,534)	14.72	(1,467)	16.70	(2,387)	18.38
Cancelled(c)	(972)	14.02	(1,354)	16.04	(1,236)	17.08

Unvested units at the end of the year(d)	10,280	$13.70	9,341	$14.54	8,652	$15.57

(a)

For fiscal 2019, includes 3.8 million target PSUs and 1.1 million RSUs granted and a payout adjustment of 0.5 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2018 that vested during fiscal 2019.

For fiscal 2018, includes 3.2 million target PSUs and 0.3 million RSUs granted.

For fiscal 2017, includes 4.1 million target PSUs and 0.4 million RSUs granted.

(b)	The fair value of PSUs and RSUs held by the Company’s employees that vested during the fiscal years ended June 30, 2019, 2018 and 2017 was $52 million, $25 million and $44 million, respectively.
(c)

For fiscal 2019, includes 0.6 million of target PSUs and 0.1 million RSUs cancelled and a payout adjustment of 0.3 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2016 that vested during fiscal 2019.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(d)	The intrinsic value of these unvested RSUs and target PSUs was approximately $139 million as of June 30, 2019.

Stock Options

The following table summarizes information about stock option transactions for the employee stock option plans (options in thousands):

	Fiscal 2019		Fiscal 2018		Fiscal 2017
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at the beginning of the year	473	$7.61	666	$7.74	1,238	$9.03
Exercised	(136)	6.58	(189)	8.04	(354)	7.78
Cancelled	(2)	5.90	(4)	9.04	(218)	15.00

Outstanding at the end of the year(a)	335	$8.04	473	$7.61	666	$7.74

Exercisable at the end of the year(b)	335		470		585

(a)

The intrinsic value of options outstanding held by the Company’s employees as of June 30, 2019, 2018 and 2017 was $1.9 million, $3.7 million and $4.0 million, respectively. The weighted average remaining contractual life of options outstanding as of June 30, 2019 was 3.34 years.

(b)	The weighted average remaining contractual life of options exercisable as of June 30, 2019 was 3.34 years.

NOTE 14. EARNINGS (LOSS) PER SHARE

The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the fiscal years ended June 30,
	2019	2018	2017
	(in millions, except per share amounts)
Net income (loss)	$228	$(1,444)	$(643)
Less: Net income attributable to noncontrolling interests	(73)	(70)	(95)
Less: Redeemable preferred stock dividends(a)	—	(2)	(2)

Net income (loss) available to News Corporation stockholders	$155	$(1,516)	$(740)

Weighted-average number of shares of common stock outstanding—basic	584.7	582.7	581.4
Dilutive effect of equity awards(b)	3.2	—	—

Weighted-average number of shares of common stock outstanding—diluted	587.9	582.7	581.4

Net income (loss) available to News Corporation stockholders per share—basic	$0.27	$(2.60)	$(1.27)
Net income (loss) available to News Corporation stockholders per share—diluted	$0.26	$(2.60)	$(1.27)

(a)	Refer to Note 10—Redeemable Preferred Stock.
(b)

The dilutive impact of the Company’s PSUs, RSUs and stock options has been excluded from the calculation of diluted loss per share for the fiscal years ended June 30, 2018 and 2017 because their inclusion would have an antidilutive effect on the net loss per share.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. RELATED PARTY TRANSACTIONS

Related Party Transactions

In the ordinary course of business, the Company enters into transactions with related parties to purchase and/or sell advertising and administrative services. The Company has also previously entered into transactions with related parties to sell certain broadcast rights. The following table sets forth the net revenue from related parties included in the Statements of Operations:

	For the fiscal years ended June 30,
	2019	2018(a)	2017
	(in millions)
Related party revenue (expense), net	$(96)	$240	$307

(a)

Related party revenue, net of expenses, includes nine months of affiliate fees earned by FOX SPORTS Australia from Foxtel in fiscal 2018. The Company began consolidating the results of Foxtel in the fourth quarter of fiscal 2018 as a result of the Transaction.

The following table sets forth the amount of receivables due from and payables due to related parties outstanding on the Balance Sheets:

	As of June 30,
	2019	2018
	(in millions)
Accounts receivable from related parties	$8	$32
Accounts payable to related parties	4	17

NOTE 16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2019:

	As of June 30, 2019
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$1,012	$461	$362	$138	$51
Sports programming rights(b)	1,793	501	912	380	—
Programming costs(c)	378	141	183	54	—
Operating leases(d)
Transmission costs(e)	408	63	121	115	109
Land and buildings	1,499	172	289	248	790
Plant and machinery	12	5	6	1	—
Borrowings(f)	1,449	450	579	270	150
Interest payments on borrowings(g)	111	45	51	15	—

Total commitments and contractual obligations	$6,662	$1,838	$2,503	$1,221	$1,100

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)

The Company has commitments under purchase obligations related to minimum subscriber guarantees for license fees, printing contracts, capital projects, marketing agreements, production services and other legally binding commitments.

(b)

The Company has sports programming rights commitments with the National Rugby League, Australian Football League, Cricket Australia, domestic football league and Australian Rugby Union as well as certain other broadcast rights which are payable through fiscal 2024.

(c)	The Company has programming rights commitments with various suppliers for programming content.
(d)

The Company leases office facilities, warehouse facilities, printing plants, satellite services and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2021. This amount includes approximately $45 million of office facilities that have been subleased from Fox Corporation (“FOX”).

(e)	The Company has contractual commitments for satellite transmission services. The transponder services arrangements extend through 2029 and are accounted for as operating leases.
(f)	See Note 9—Borrowings.
(g)

Reflects the Company’s expected future interest payments on borrowings outstanding and interest rates applicable at June 30, 2019. Such rates are subject to change in future periods. See Note 9—Borrowings.

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

News America Marketing

Insignia Systems, Inc.

On July 11, 2019, Insignia Systems, Inc. (“Insignia”) filed a complaint in the U.S. District Court for the District of Minnesota against News America Marketing FSI L.L.C. (“NAM FSI”), News America Marketing In-Store Services L.L.C. (“NAM In-Store”) and News Corporation (together, the “NAM Parties”) alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Parties believe they have been compliant with applicable laws and intend to defend themselves vigorously.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Valassis Communications, Inc.

On November 8, 2013, Valassis Communications, Inc. (“Valassis”) filed a complaint in the U.S. District Court for the Eastern District of Michigan (the “District Court”) against News America Incorporated, NAM FSI, NAM In-Store and News Corporation (together, the “NAM Group”) alleging violations of federal and state antitrust laws and common law business torts. The complaint sought treble damages, injunctive relief and attorneys’ fees and costs. On December 19, 2013, the NAM Group filed a motion to dismiss the complaint, and on March 30, 2016, the District Court ordered that Valassis’s bundling and tying claims be dismissed and that all remaining claims in the NAM Group’s motion to dismiss be referred to a panel of antitrust experts (the “Antitrust Expert Panel”) appointed in connection with a prior action brought by Valassis against certain members of the NAM Group. The Antitrust Expert Panel was convened and, on February 8, 2017, recommended that the NAM Group’s counterclaims in the action be dismissed with leave to replead three of the four counterclaims. The NAM Group filed an amended counterclaim on February 27, 2017. Valassis subsequently filed motions with the District Court seeking either to re-open the case in the District Court or to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On September 25, 2017, the District Court granted Valassis’s motions and transferred the case to the N.Y. District Court. On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case with the N.Y. District Court, and on February 21, 2019, the N.Y. District Court granted the NAM Group’s motion in part and denied it in part. The N.Y. District Court found that the NAM Group’s bidding practices were lawful but denied the NAM Group’s motion with respect to claims arising out of certain other alleged contracting practices. Valassis also ceased to pursue its claims relating to free-standing insert products, and those claims were dismissed. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.

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

In connection with the Separation, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox would indemnify the Company for payments made after the Distribution Date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the previously concluded criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters are settled on an after-tax basis. In March 2019, as part of the separation of FOX from 21st Century Fox, the Company, News Corp Holdings UK &

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Ireland, 21st Century Fox and FOX entered into a Partial Assignment and Assumption Agreement, pursuant to which, among other things, 21st Century Fox assigned, conveyed and transferred to FOX all of its indemnification obligations with respect to the U.K. Newspaper Matters.

The net expense (benefit) related to the U.K. Newspaper Matters in Selling, general and administrative was $10 million, ($35) million and $10 million for the fiscal years ended June 30, 2019, June 30, 2018 and June 30, 2017, respectively. As of June 30, 2019, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $53 million. The amount to be indemnified by FOX of approximately $49 million was recorded as a receivable in Other current assets on the Balance Sheet as of June 30, 2019. The net benefit for the fiscal year ended June 30, 2018 reflects a $46 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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

NOTE 17. RETIREMENT BENEFIT OBLIGATIONS

The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. Plans in the U.S., U.K., Australia, and other foreign plans are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through net income are recorded in Accumulated other comprehensive loss, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets and mortality rates. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2019, 2018 and 2017.

Summary of Funded Status

The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The combined domestic and foreign pension and postretirement benefit plans resulted in a net pension and postretirement

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

benefits liability of $159 million and $120 million at June 30, 2019 and 2018, respectively. The Company recognized these amounts in the Balance Sheets at June 30, 2019 and 2018 as follows:

	Pension Benefits
	Domestic		Foreign		Postretirement benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
	(in millions)
Other non-current assets	$—	$—	$117	$135	$—	$—	$117	$135
Other current liabilities	—	—	(2)	(1)	(8)	(9)	(10)	(10)
Retirement benefit obligations	(87)	(74)	(78)	(74)	(101)	(97)	(266)	(245)

Net amount recognized	$(87)	$(74)	$37	$60	$(109)	$(106)	$(159)	$(120)

The following table sets forth the change in the projected benefit obligation, change in the fair value of the Company’s plan assets and funded status:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(in millions)
Projected benefit obligation, beginning of the year	$334	$368	$1,040	$1,216	$106	$117	$1,480	$1,701
Service cost	—	—	2	6	—	—	2	6
Interest cost	13	12	25	29	4	3	42	44
Benefits paid	(22)	(27)	(41)	(45)	(8)	(8)	(71)	(80)
Settlements(a)	—	—	(23)	(29)	—	—	(23)	(29)
Actuarial loss/(gain)(b)	25	(19)	52	(151)	8	(6)	85	(176)
Foreign exchange rate changes	—	—	(39)	14	(1)	—	(40)	14
Amendments, transfers and other	—	—	9	—	—	—	9	—

Projected benefit obligation, end of the year	350	334	1,025	1,040	109	106	1,484	1,480

Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	260	277	1,100	1,112	—	—	1,360	1,389
Actual return on plan assets	21	9	56	26	—	—	77	35
Employer contributions	4	1	12	28	—	—	16	29
Benefits paid	(22)	(27)	(41)	(45)	—	—	(63)	(72)
Settlements(a)	—	—	(23)	(29)	—	—	(23)	(29)
Foreign exchange rate changes	—	—	(42)	8	—	—	(42)	8

Fair value of plan assets, end of the year	263	260	1,062	1,100	—	—	1,325	1,360

Funded status	$(87)	$(74)	$37	$60	$(109)	$(106)	$(159)	$(120)

(a)	Amounts related to payments made to former employees of the Company in full settlement of their deferred pension benefits.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b)

Fiscal 2019 actuarial losses related to domestic and foreign pension plans primarily relates to the decrease in discount rates used in measuring plan obligations as of June 30, 2019. Fiscal 2018 actuarial gains related to domestic and foreign pension plans primarily relates to the increase in discount rates for the U.S. and U.K. plans used in measuring plan obligations as of June 30, 2018.

Amounts recognized in Accumulated other comprehensive loss consist of:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(in millions)
Actuarial losses (gains)	$142	$126	$333	$316	$1	$(7)	$476	$435
Prior service cost (benefit)	—	—	9	—	(25)	(28)	(16)	(28)

Net amounts recognized	$142	$126	$342	$316	$(24)	$(35)	$460	$407

Accumulated pension benefit obligations as of June 30, 2019 and 2018 were $1,365 million and $1,364 million, respectively. Below is information about funded and unfunded pension plans.

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2019	2018	2019	2018	2019	2018
	(in millions)
Projected benefit obligation	$335	$320	$15	$14	$350	$334
Accumulated benefit obligation	335	320	15	14	350	334
Fair value of plan assets	263	260	—	—	263	260

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2019	2018	2019	2018	2019	2018
	(in millions)
Projected benefit obligation	$955	$971	$70	$69	$1,025	$1,040
Accumulated benefit obligation	945	961	70	69	1,015	1,030
Fair value of plan assets	1,062	1,100	—	—	1,062	1,100

The accumulated benefit obligation exceeds the fair value of plan assets for all domestic pension plans. Below is information about foreign pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets.

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2019	2018	2019	2018	2019	2018
			(in millions)
Projected benefit obligation	$253	$235	$70	$69	$323	$304
Accumulated benefit obligation	253	235	70	69	323	304
Fair value of plan assets	244	229	—	—	244	229

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Net Periodic Benefit Costs

The Company recorded ($2) million, $3 million and $1 million in net periodic benefit (income) costs in the Statements of Operations for the fiscal years ended June 30, 2019, 2018 and 2017, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit (income) costs for its pension and other postretirement benefit plans.

The amortization of amounts related to unrecognized prior service costs (credits), deferred losses and settlements, curtailments and other were reclassified out of Other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefits costs (income) were as follows:

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits			Total
	For the fiscal years ended June 30,
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
	(in millions)
Service cost benefits earned during the period	$—	$—	$—	$2	$6	$9	$—	$—	$—	$2	$6	$9
Interest costs on projected benefit obligations	13	12	12	25	29	29	4	3	3	42	44	44
Expected return on plan assets	(15)	(18)	(18)	(46)	(53)	(57)	—	—	—	(61)	(71)	(75)
Amortization of deferred losses	4	5	5	10	18	16	—	—	—	14	23	21
Amortization of prior service costs	—	—	—	—	—	—	(3)	(3)	(4)	(3)	(3)	(4)
Settlements, curtailments and other	—	—	3	4	4	3	—	—	—	4	4	6

Net periodic benefit (income) costs – Total	$2	$(1)	$2	$(5)	$4	$—	$1	$—	$(1)	$(2)	$3	$1

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits
	For the fiscal years ended June 30,
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.6%	4.2%	3.8%	2.3%	2.8%	2.7%	3.3%	4.0%	3.5%
Rate of increase in future compensation	N/A	N/A	N/A	3.4%	3.1%	2.8%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate for PBO	4.2%	3.8%	3.8%	2.8%	2.7%	2.9%	4.0%	3.5%	3.4%
Discount rate for Service Cost	4.3%	4.0%	4.1%	3.7%	3.8%	3.1%	4.3%	3.9%	3.7%
Discount rate for Interest on PBO	3.9%	3.3%	3.0%	2.5%	2.4%	2.5%	3.6%	2.9%	2.6%
Discount rate for Interest on Service Cost	4.3%	3.8%	3.8%	3.3%	3.4%	2.9%	4.1%	3.5%	3.2%
Expected return on plan assets	6.0%	6.5%	6.5%	4.4%	4.7%	5.5%	N/A	N/A	N/A
Rate of increase in future compensation	N/A	N/A	N/A	3.1%	2.8%	2.7%	N/A	N/A	N/A

N/A—not applicable

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2019	Fiscal 2018
Health care cost trend rate	6.4%	6.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.7%	4.6%
Year that the rate reaches the ultimate trend rate	2027	2027

The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected Benefit Payments
	Pension Benefits		Postretirement Benefits	Total
	Domestic	Foreign
	(in millions)
Fiscal year:
2020	$27	$56	$9	$92
2021	21	44	9	74
2022	21	46	9	76
2023	21	47	9	77
2024	21	47	8	76
2025-2029	103	239	35	377

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2019 and 2018:

		Fiscal 2019					Fiscal 2018
		Fair Value Measurements at Reporting Date Using					Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
	(in millions)
Assets
Pooled funds:(a)
Domestic equity funds	$73	$—	$—	$—	$73	$73	$—	$—	$—	$73
International equity funds	201	—	—	—	201	206	—	—	—	206
Domestic fixed income funds	147	—	—	—	147	142	—	—	—	142
International fixed income funds	704	—	—	—	704	679	—	—	—	679
Balanced funds	146	—	89	—	57	186	—	107	—	79
Other	54	45	—	9	—	74	64	—	10	—

Total	$1,325	$45	$89	$9	$1,182	$1,360	$64	$107	$10	$1,179

(a)

Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets as of June 30, 2019 and 2018:

Level 3 Investments
(in millions)
Balance, June 30, 2017	$11
Actual return on plan assets:
Relating to assets still held at end of period	—
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—

Balance, June 30, 2018	$10
Actual return on plan assets:
Relating to assets still held at end of period	—
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—

Balance, June 30, 2019	$9

The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprised of 23% equity securities, 68% fixed income securities and 9% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.

The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension benefits
	As of June 30,
	2019	2018
Asset Category:
Equity securities	22%	23%
Debt securities	68%	65%
Cash and other	10%	12%

Total	100%	100%

Required pension plan contributions for the next fiscal year are expected to be approximately $20 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.

NOTE 18. OTHER POSTRETIREMENT BENEFITS

Multiemployer Pension and Postretirement Plans

The Company contributes to various multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees, primarily at the newspaper businesses. The risks of participating in these multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan being borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to the Company, the Company was listed on certain Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. In general, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The funded status for two of the plans for which the Company was listed as providing more than 5% of total contributions reported green zone status for the most recent available plan year. The funded status for one of the plans for which the Company was listed as providing more than 5% of total contributions reported red zone status for the most recent available plan year. Total contributions made by the Company to multiemployer pension plans for each of the fiscal years ended June 30, 2019, 2018 and 2017 were approximately $5 million.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plans

The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $145 million, $145 million and $137 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

Deferred Compensation Plan

The Company has non-qualified deferred compensation plans for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The unfunded obligations of the plans included in Other liabilities as of June 30, 2019 and 2018 were $45 million and $41 million, respectively, and the majority of these plans are closed to new employees.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included significant changes to the U.S. corporate income tax system including, among other things, lowering the U.S. statutory federal tax rate to 21%. The reduction of the U.S. corporate tax rate caused the Company to adjust its U.S. deferred tax assets and liabilities to the lower federal rate of 21% in the fiscal year ended June 30, 2018. The Tax Act also added many new provisions, including a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries (“transition tax”), changes to bonus depreciation, limits on deductions for executive compensation and interest expense, a tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and a deduction for foreign-derived intangible income. The Company has elected to account for the tax on GILTI and BEAT as a period cost and thus has not adjusted any net deferred tax assets of its foreign subsidiaries for the new tax. However, the Company has considered the potential impact of GILTI and BEAT on its U.S. federal net operating loss (“NOL”) carryforward and determined that the projected tax benefit to be received from its NOL carryforward may be reduced due to these provisions.

The changes included in the Tax Act are broad and complex. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118), as amended by ASU 2018-05, which provides guidance for companies related to the Tax Act. ASU 2018-05 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company’s accounting for the tax effects of the Tax Act were completed in the second quarter of fiscal 2019. Although the Company believes the effects of the Tax Act have been appropriately recorded, it will continue to monitor, among other things, changes in interpretations of the Tax Act, any legislative action arising because of the Tax Act and any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. The Company intends to assess the impact of any such changes in legislative interpretations or standards and adjust its provision as new information becomes available.

In accordance with SAB 118, the Company has made reasonable estimates related to (1) the remeasurement of its U.S. deferred tax balances for the reduction in the statutory tax rate, (2) the liability for the transition tax and (3) the partial valuation allowance recorded against its federal NOL carryforward due to the impact of the GILTI

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and BEAT provisions. As a result, the Company recognized a net provisional income tax expense of $237 million associated with these items in the fiscal year ended June 30, 2018. In fiscal 2019, the Company determined that there were no material changes to the provisional amounts recorded as of June 30, 2018.

Income (loss) before income tax expense was attributable to the following jurisdictions:

	For the fiscal years ended June 30,
	2019	2018	2017
	(in millions)
U.S.	$99	$(55)	$84
Foreign	255	(1,034)	(699)

Income (loss) before income tax expense	$354	$(1,089)	$(615)

The significant components of the Company’s income tax expense were as follows:

	For the fiscal years ended June 30,
	2019	2018	2017
	(in millions)
Current:
U.S.
Federal	$5	$4	$1
State & Local	2	8	4
Foreign	118	107	118

Total current tax	125	119	123

Deferred:
U.S.
Federal	26	269	57
State & Local	5	(9)	(1)
Foreign	(30)	(24)	(151)

Total deferred tax	1	236	(95)

Total income tax expense	$126	$355	$28

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate was as follows:

	For the fiscal years ended June 30,
	2019	2018	2017
U.S. federal income tax rate(a)	21%	28%	35%
State and local taxes, net	2	(1)	—
Effect of foreign operations(b)	9	(2)	(17)
Change in valuation allowance(c)	—	1	(7)
Non-deductible goodwill and asset impairments(d)	5	(32)	(7)
Impact of the Tax Act(e)	—	(22)	—
Write-off of channel distribution agreement(f)	—	(9)	—
Income tax audit settlements(g)	—	5	(10)
Non-deductible compensation and benefits	1	(1)	(1)
R&D credits	(2)	—	1
Other, net	—	—	1

Effective tax rate(h)	36%	(33)%	(5)%

(a)

As the Company has a June 30 fiscal year-end, the impact of the lower tax rate from the Tax Act was phased in resulting in a U.S. statutory federal tax rate of approximately 28% for the fiscal year ended June 30, 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter.

(b)

The Company’s effective tax rate is impacted by the geographic mix of its pre-tax income. The Company’s foreign operations are located primarily in Australia and the United Kingdom (“U.K.”) which prior to the fiscal year ended June 30, 2018 had lower income tax rates than the U.S. Beginning with fiscal year ended June 30, 2019, Australia has a higher income tax rate than the U.S.

(c)	For the fiscal year ended June 30, 2017, valuation allowance increased by $40 million related to foreign net operating losses, which more likely than not will not be utilized.
(d)

For the fiscal year ended June 30, 2019, the Company recorded non-cash charges of $96 million related to the impairment of goodwill and indefinite-lived intangible assets, which reduced the Company’s tax expense by $10 million. These write-downs have an impact on our effective tax rate to the extent a lower tax benefit is recorded.

For the fiscal year ended June 30, 2018, the Company recorded non-cash charges of $218 million related to the impairment of goodwill and a write-down of assets and investments of approximately $1.1 billion, which reduced the Company’s tax expense by $54 million and $301 million, respectively. These impairments and write-downs have an impact on our effective tax rate to the extent a lower tax benefit is recorded.

For the fiscal year ended June 30, 2017, the Company recorded non-cash charges of $48 million related to the impairment of goodwill, which was non-deductible, and a write-down of $360 million on U.K. fixed assets, a portion of which were non-deductible, which reduced the Company’s tax expense by $12 million and $29 million, respectively. These impairments and write-downs have an impact on our effective tax rate to the extent a lower tax benefit is recorded.

(e)

As a result of the Tax Act, the Company recognized a net provisional income tax expense of $237 million primarily related to the re-measurement of U.S. deferred tax balances for the reduction in tax rate, valuation allowances recorded on certain deferred tax assets, and the liability for the transition tax. In fiscal 2019, the Company determined that there were no material changes to the provisional amounts recorded as of June 30, 2018.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(f)

Represents the tax effect of the write-off of the FOX SPORTS Australia channel distribution agreement intangible asset as a result of the Transaction, as well as other costs directly attributable to the Transaction.

(g)

In the fiscal year ended June 30, 2018, certain pre-Separation tax matters were effectively settled with the Internal Revenue Service. As a result of the settlement, the Company recorded a net income tax benefit of $49 million, comprised of a current tax benefit of $2 million and a deferred tax benefit of $47 million.

In the fiscal year ended June 30, 2017, the Company reached an agreement with a foreign tax authority to settle certain tax issues related to fiscal years 2010 through 2015. As a result of the settlement, the Company recorded net income tax expense of $63 million. See ”Uncertain Tax Positions” below.

(h)

For the fiscal year ended June 30, 2019, the effective tax rate of 36% represents income tax expense when compared to consolidated pre-tax book income. For the fiscal years ended June 30, 2018 and 2017, the effective tax rates of (33)% and (5)%, respectively, represent income tax expense when compared to consolidated pre-tax book loss.

The Company recognized deferred income taxes in the Balance Sheets as follows:

	As of June 30,
	2019	2018
	(in millions)
Deferred income tax assets	$269	$279
Deferred income tax liabilities	(295)	(389)

Net deferred tax liabilities	$(26)	$(110)

The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
	2019	2018
	(in millions)
Deferred tax assets:
Accrued liabilities	$78	$95
Capital loss carryforwards	923	889
Retirement benefit obligations	53	38
Net operating loss carryforwards	397	348
Business tax credits	78	62
Other	210	294

Total deferred tax assets	1,739	1,726

Deferred tax liabilities:
Asset basis difference and amortization	(266)	(362)
Other	(31)	(89)

Total deferred tax liabilities	(297)	(451)

Net deferred tax asset before valuation allowance	1,442	1,275
Less: valuation allowance (See Note 22—Valuation and Qualifying Accounts)	(1,468)	(1,385)

Net deferred tax liabilities	$(26)	$(110)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, the Company had income tax NOL Carryforwards (gross, net of uncertain tax benefits) in various jurisdictions as follows:

Jurisdiction	Expiration	Amount (in millions)
U.S. Federal	2021 to 2037	$555
U.S. States	Various	444
Australia	Indefinite	516
U.K.	Indefinite	4
Other Foreign	Various	451

Utilization of the NOLs is dependent on generating sufficient taxable income from our operations in each of the respective jurisdictions to which the NOLs relate, while taking into account tax filing methodologies and limitations and/or restrictions on our ability to use them. Certain of our U.S. federal NOLs were acquired as part of the acquisitions of Move and Harlequin and are subject to limitations as promulgated under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code limits the amount of NOLs that we can use on an annual basis to offset consolidated U.S. taxable income. The NOLs are also subject to review by relevant tax authorities in the jurisdictions to which they relate.

The Company recorded a deferred tax asset of $397 million and $348 million associated with its NOLs (net of approximately $44 million and $45 million, respectively, of unrecognized tax benefits recorded against deferred tax assets) as of June 30, 2019 and 2018, respectively. Significant judgment is applied in assessing our ability to realize our NOLs. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets within the applicable expiration period.

On the basis of this evaluation, valuation allowances of $216 million and $195 million have been established to reduce the deferred tax asset associated with the Company’s NOLs to an amount that will more likely than not be realized as of June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company had approximately $2.2 billion and $1.6 billion of capital loss carryforwards in Australia and the U.K., respectively, which may be carried forward indefinitely. The capital loss carryforwards are also subject to review by relevant tax authorities in the jurisdictions to which they relate. Realization of our capital losses is dependent on generating capital gain taxable income and satisfying certain continuity of business requirements. The Company recorded a deferred tax asset of $923 million and $889 million as of June 30, 2019 and 2018, respectively for these capital loss carryforwards. However, it is more likely than not that the Company will not generate capital gain income in the normal course of business in these jurisdictions. Accordingly, valuation allowances of $923 million and $889 million have been established to reduce the capital loss carryforward deferred tax asset to an amount that will more likely than not be realized as of June 30, 2019 and 2018, respectively.

As of June 30, 2019, the Company had approximately $46 million of U.S. federal tax credit carryforwards which includes $24 million of foreign tax credits and $21 million of research and development credits, which begin to expire in 2026 and 2036, respectively, and $1 million of alternative minimum tax credits which will be carried forward indefinitely.

As of June 30, 2019, the Company had approximately $23 million of non-U.S. tax credit carryforwards which expire in various amounts beginning in 2026 and $9 million of state tax credit carryforwards (net of U.S. federal benefit), which expire in various amounts beginning in 2019.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the Company’s accounting policy, a valuation allowance of $45 million has been established to reduce the deferred tax asset associated with the Company’s U.S. foreign tax credits, non-U.S. and state credit carryforwards to an amount that will more likely than not be realized as of June 30, 2019.

Uncertain Tax Positions

The following table sets forth the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	For the fiscal years ended June 30,
	2019	2018	2017
	(in millions)
Balance, beginning of period	$62	$64	$86
Additions for prior year tax positions	—	2	107
Additions for current year tax positions	4	3	5
Reduction for prior year tax positions	—	(4)	(9)
Lapse of the statute of limitations	(6)	(3)	(8)
Settlement—cash	—	—	(21)
Settlement—tax attributes	—	(2)	(94)
Impact of currency translations	(2)	2	(2)

Balance, end of period	$58	$62	$64

The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized a benefit related to interest and penalties of $1 million for the fiscal year ended June 30, 2019 and interest and penalty charges of $1 million and $11 million for the fiscal years ended June 30, 2018 and June 30, 2017, respectively. The Company recorded liabilities for accrued interest and penalties of approximately $3 million, $3 million and $3 million as of June 30, 2019, 2018 and 2017, respectively.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that could be audited by the respective taxing authorities.

Jurisdiction	Fiscal Years Open to Examination
U.S. federal	2014, 2016-2018
U.S. states	Various
Australia	2015-2018
U.K.	2011-2018

It is reasonably possible that uncertain tax positions may increase or decrease in the next fiscal year, however, actual developments in this area could differ from those currently expected. As of June 30, 2019, approximately $37 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. It is reasonably possible, the amount of uncertain tax liabilities which may be resolved within the next fiscal year is between the range of approximately nil and $26 million, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.

Other

Prior to the passage of the Tax Act, the Company asserted that substantially all of the undistributed earnings were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Pursuant to the provisions promulgated in the Tax Act these earnings were subjected to the one-time transition tax, for which a provisional charge was recorded. It is the Company’s intention to reinvest in these subsidiaries indefinitely as the Company does not anticipate the need to repatriate funds to satisfy domestic liquidity needs. An actual repatriation from these subsidiaries could be subject to foreign withholding taxes and U.S. state taxes. Calculation of the unrecognized tax liabilities is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $2.7 billion as of June 30, 2019.

During the fiscal years ended June 30, 2019, 2018 and 2017, the Company paid gross income taxes of $144 million, $160 million and $132 million, respectively, and received income tax refunds of $18 million, $7 million and $9 million, respectively.

NOTE 20. SEGMENT INFORMATION

The Company manages and reports its businesses in the following five segments:

•

News and Information Services—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of The Wall Street Journal and Barron’s Group, which includes Barron’s and MarketWatch, the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance and Dow Jones Newswires, and its live journalism events. The Company also owns, among other publications, The Australian, The Daily Telegraph, Herald Sun, The Courier Mail and The Advertiser in Australia, The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. and the New York Post in the U.S. This segment also includes News America Marketing, a leading provider of in-store marketing products and services, home-delivered shopper media and digital marketing solutions, including Checkout 51’s mobile application, as well as Unruly, a global video advertising marketplace, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

Subscription Video Services—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in Foxtel (with the remaining 35% interest in Foxtel held by Telstra, an Australian Securities Exchange (“ASX”)-listed telecommunications company) and (ii) ANC. Foxtel is the largest pay-TV provider in Australia, with nearly 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel offers the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming. Foxtel also operates Foxtel Now, an over-the-top, or OTT, service and Kayo, a sports-only OTT service.

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

•

Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.6% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the ASX (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps across Australia and Asia, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au, Flatmates.com.au and spacely.com.au, and property portals in Asia. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products as well as its Opcity performance and subscription-based services. Move also offers a number of professional software and services products, including Top Producer® and ListHubTM.

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

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	For the fiscal years ended June 30,
	2019	2018	2017
	(in millions)
Revenues:
News and Information Services	$4,956	$5,119	$5,069
Subscription Video Services	2,202	1,004	494
Book Publishing	1,754	1,758	1,636
Digital Real Estate Services	1,159	1,141	938
Other	3	2	2

Total Revenues	$10,074	$9,024	$8,139

Segment EBITDA:
News and Information Services	$417	$397	$412
Subscription Video Services	380	173	123
Book Publishing	253	239	195
Digital Real Estate Services	384	401	324
Other	(190)	(139)	(172)
Depreciation and amortization	(659)	(472)	(449)
Impairment and restructuring charges	(188)	(351)	(927)
Equity losses of affiliates	(17)	(1,006)	(295)
Interest (expense) income, net	(59)	(7)	39
Other, net	33	(324)	135

Income (loss) before income tax expense	354	(1,089)	(615)
Income tax expense	(126)	(355)	(28)

Net income (loss)	$228	$(1,444)	$(643)

	For the fiscal years ended June 30,
	2019	2018	2017
	(in millions)
Depreciation and amortization:
News and Information Services	$223	$223	$283
Subscription Video Services	292	107	32
Book Publishing	42	52	52
Digital Real Estate Services	97	87	78
Other	5	3	4

Total Depreciation and amortization	$659	$472	$449

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2019	2018	2017
	(in millions)
Capital expenditures:
News and Information Services	$172	$173	$165
Subscription Video Services	307	81	14
Book Publishing	7	17	11
Digital Real Estate Services	78	78	66
Other	8	15	—

Total Capital expenditures	$572	$364	$256

	As of June 30,
	2019	2018
	(in millions)
Total assets:
News and Information Services	$5,482	$6,039
Subscription Video Services	4,406	4,738
Book Publishing	2,074	1,898
Digital Real Estate Services	2,229	2,171
Other(a)	1,185	1,107
Investments	335	393

Total assets	$15,711	$16,346

(a)	The Other segment primarily includes Cash and cash equivalents.

	As of June 30,
	2019	2018
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,617	$2,730
Subscription Video Services	2,595	2,853
Book Publishing	772	804
Digital Real Estate Services	1,589	1,502
Other	—	—

Total Goodwill and intangible assets, net	$7,573	$7,889

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Geographic Segments

	For the fiscal years ended June 30,
	2019	2018	2017
	(in millions)
Revenues:(a)
U.S. and Canada(b)	$4,044	$3,998	$3,880
Europe(c)	1,664	1,766	1,671
Australasia and Other(d)	4,366	3,260	2,588

Total Revenues	$10,074	$9,024	$8,139

(a)	Revenues are attributed to region based on location of customer.
(b)	Revenues include approximately $3.9 billion for fiscal 2019, $3.9 billion for fiscal 2018 and $3.7 billion for fiscal 2017 from customers in the U.S.
(c)	Revenues include approximately $1.3 billion for fiscal 2019, $1.4 billion for fiscal 2018 and $1.3 billion for fiscal 2017 from customers in the U.K.
(d)	Revenues include approximately $4.0 billion for fiscal 2019, $2.9 billion for fiscal 2018 and $2.3 billion for fiscal 2017 from customers in Australia.

	As of June 30,
	2019	2018
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$983	$937
Europe	654	682
Australasia and Other	1,847	1,772

Total long-lived assets	$3,484	$3,391

(a)	Reflects total assets less current assets, goodwill, intangible assets, investments and deferred income tax assets.

There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

Australasia comprises Australia, Asia, Papua New Guinea and New Zealand.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. ADDITIONAL FINANCIAL INFORMATION

Other Non-Current Assets

The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2019	2018
	(in millions)
Royalty advances to authors	$343	$312
Retirement benefit assets	117	135
Inventory(a)	155	143
Other	315	241

Total Other non-current assets	$930	$831

(a)	Primarily consists of the non-current portion of programming rights.

Other Current Liabilities

The following table sets forth the components of Other current liabilities:

	As of June 30,
	2019	2018
	(in millions)
Royalties and commissions payable	$211	$187
Allowance for sales returns(a)	192	—
Current tax payable	22	17
Other	299	168

Total Other current liabilities	$724	$372

(a)

As a result of the adoption of the new revenue recognition standard during the first quarter of fiscal 2019, the Company reclassified the allowance for sales returns from Receivables, net to Other current liabilities. See Note 2—Summary of Significant Accounting Policies.

Other, net

The following table sets forth the components of Other, net included in the Statements of Operations:

	For the fiscal years ended June 30,
	2019	2018	2017
	(in millions)
Dividends received from equity security investments	$24	$—	$—
Remeasurement of equity securities(a)	(23)	—	—
Loss on the Transaction(b)	—	(337)	—
Impairment of marketable securities and cost method investments(c)	—	(33)	(21)
Gain on sale of SEEKAsia(d)	—	32	—
Gain on sale of Australian property	16	—	—
Gain on sale of REA Group’s European business(e)	—	—	107
Other(f)	16	14	49

Total Other, net	$33	$(324)	$135

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)

As a result of the adoption of ASU 2016-01 during the first quarter of fiscal 2019, the Company has included the impact from the remeasurement of equity securities in Other, net in the Statement of Operations for the fiscal year ended June 30, 2019. During the fiscal year ended June 30, 2018, the impact from the remeasurement of equity securities was included in Accumulated other comprehensive loss in the Balance Sheets.

(b)	See Note 4—Acquisitions, Disposals and Other Transactions.
(c)

For the fiscal year ended June 30, 2018 and 2017, the write-downs of available-for-sale securities were reclassified out of Accumulated other comprehensive loss and included in Other, net in the Statements of Operations. See Note 6—Investment.

(d)	During the third quarter of fiscal 2018, the Company sold its investment in SEEKAsia for $122 million in cash and recognized a $32 million gain in Other, net in the Statements of Operations.
(e)

The Company recognized a pre-tax gain of $107 million for the fiscal year ended June 30, 2017 related to REA Group’s sale of its European business. See Note 4—Acquisitions, Disposals and Other Transactions.

(f)

As a result of the adoption of ASU 2017-07 during the first quarter of fiscal 2019, the Company has included the other non-service cost components of net periodic benefit (income) cost in Other, net in the Statements of Operations for the fiscal years ended June 30, 2019, 2018 and 2017.

Supplemental Cash Flow Information

The following table sets forth the Company’s gross cash paid for taxes and interest:

	For the fiscal years ended June 30,
	2019	2018	2017
	(in millions)
Cash paid for interest	$82	$29	$12
Cash paid for taxes	144	160	132

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss were as follows:

	For the fiscal years ended June 30,
	2019	2018	2017
	(in millions)
Accumulated other comprehensive loss, net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$22	$(5)	$20
Fiscal year activity(a)	(22)	27	(25)

Balance, end of year	—	22	(5)

Cash flow hedge adjustments:
Balance, beginning of year	4	—	—
Fiscal year activity(b)	2	4	—

Balance, end of year	6	4	—

Benefit Plan Adjustments:
Balance, beginning of year	(309)	(437)	(445)
Fiscal year activity(c)	(43)	128	8

Balance, end of year	(352)	(309)	(437)

Foreign currency translation adjustments:
Balance, beginning of year	(591)	(510)	(585)
Fiscal year activity(d)	(189)	(81)	75

Balance, end of year	(780)	(591)	(510)

Share of other comprehensive income from equity affiliates, net:
Balance, beginning of year	—	(12)	(16)
Fiscal year activity(e)	—	12	4

Balance, end of year	—	—	(12)

Total accumulated other comprehensive loss, net of tax:
Balance, beginning of year	(874)	(964)	(1,026)
Fiscal year activity, net of income taxes	(252)	90	62

Balance, end of year	$(1,126)	$(874)	$(964)

(a)

Net of income tax expense (benefit) of $1 million and ($10) million for the fiscal years ended June 30, 2018 and 2017, respectively. Upon adoption of ASU 2016-01, the Company recorded a $22 million decrease to Accumulated deficit to reclassify the cumulative net unrealized gains (losses) for these investments as of July 1, 2018.

(b)	Net of income tax expense of $1 million, $2 million and nil for the fiscal years ended June 30, 2019, 2018 and 2017 respectively.
(c)	Net of income tax (benefit) expense of ($10) million, $28 million and $8 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
(d)	Excludes ($58) million, ($42) million and $9 million relating to noncontrolling interests for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
(e)	Net of income tax expense of nil, $5 million, and $2 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2019
Allowances for doubtful accounts	$(46)	$(5)	$(10)	$14	$1	$(46)
Allowances for sales returns(a)	(171)	(615)	—	593	1	(192)
Deferred tax valuation allowance	(1,385)	(53)	(122)	27	65	(1,468)

Fiscal 2018
Allowances for doubtful accounts	$(42)	$(11)	$(5)	$11	$1	$(46)
Allowances for sales returns	(166)	(526)	—	519	2	(171)
Deferred tax valuation allowance	(1,187)	(409)	169	13	29	(1,385)

Fiscal 2017
Allowances for doubtful accounts	$(43)	$(14)	$(2)	$17	$—	$(42)
Allowances for sales returns	(170)	(590)	—	594	—	(166)
Deferred tax valuation allowance	(1,014)	(92)	(92)	23	(12)	(1,187)

(a)

As a result of the adoption of the new revenue recognition standard during fiscal 2019, the Company reclassified the allowance for sales returns from Receivables, net to Other current liabilities. See Note 2—Summary of Significant Accounting Policies.

NOTE 23. QUARTERLY DATA (UNAUDITED)

For convenience purposes, all references to September 30, 2018 and September 30, 2017 refer to the three months ended September 30, 2018 and October 1, 2017, respectively. All references to December 31, 2018 and December 31, 2017 refer to the three months ended December 30, 2018 and December 31, 2017, respectively. All references to March 31, 2019 and March 31, 2018 refer to the three months ended March 31, 2019 and April 1, 2018, respectively.

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2019
Revenues(a) (b)	$2,524	$2,627	$2,457	$2,466
Net income (loss)(c)	128	119	23	(42)
Net income (loss) attributable to News Corporation stockholders	101	95	10	(51)
Income (loss) available to News Corporation stockholders per share—basic and diluted	$0.17	$0.16	$0.02	$(0.09)

Fiscal 2018
Revenues(a) (b)	$2,058	$2,180	$2,093	$2,693
Net income (loss)(d)	87	(66)	(1,110)	(355)
Net income (loss) attributable to News Corporation stockholders	68	(83)	(1,128)	(371)
Income (loss) available to News Corporation stockholders per share—basic and diluted	$0.12	$(0.14)	$(1.94)	$(0.64)

NEWS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)	Revenue for the fiscal year ended June 30, 2019 and for the three months ended June 30, 2018 includes the impact of the consolidation of Foxtel.
(b)	Revenue for the fiscal year ended June 30, 2019 reflects the adoption of the new revenue recognition standard. See Note 3—Revenues.
(c)	Net income (loss) for the fiscal year ended June 30, 2019 includes the impact of the following items:

•

During the fourth quarter of fiscal 2019, the Company recognized non-cash impairment charges of $87 million primarily related to the impairment of goodwill at a reporting unit within the News and Information Services segment. See Note 8—Goodwill and Other Intangible Assets.

(d)	Net income (loss) for the fiscal year ended June 30, 2018 includes the impact of the following items:

•	During the third quarter of fiscal 2018, the Company recognized a $957 million non-cash write-down of the carrying value of its investment in Foxtel. See Note 6—Investments.

•

During the third quarter of fiscal 2018, the Company recognized non-cash impairment charges of $225 million primarily related to the impairment of goodwill and intangible assets at the News America Marketing reporting unit and impairment of goodwill at the FOX SPORTS Australia reporting unit. See Note 8—Goodwill and Other Intangible Assets.

•

During the fourth quarter of fiscal 2018, the loss on the Transaction primarily relates to the Company’s, settlement of its pre-existing contractual arrangement between Foxtel and FOX SPORTS Australia which resulted in a $317 million write-off of its channel distribution agreement intangible asset at the time of the Transaction. See Note 4—Acquisitions, Disposals and Other Transactions.

NOTE 24. SUBSEQUENT EVENTS

In August 2019, the Company declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on October 16, 2019 to stockholders of record as of September 11, 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Proposal No. 1: Election of Directors” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company’s executive officers is contained in the Proxy Statement under the heading “Executive Officers of News Corporation” and is incorporated by reference in this Annual Report.

The information required by this item with respect to the Company’s Standards of Business Conduct is contained in the Proxy Statement under the heading “Corporate Governance Matters—Corporate Governance Policies” and is incorporated by reference in this Annual Report.

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

(b)	Exhibits

Exhibit Number	Exhibit Description

2.1	Separation and Distribution Agreement, dated June 28, 2013, among News Corporation, New News Corporation and News Corp Holdings UK & Ireland. (Incorporated by reference to Exhibit 2.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.2	Partial Assignment and Assumption Agreement, dated as of March 18, 2019, among Twenty-First Century Fox, Inc., Fox Corporation, News Corporation and News Corp Holdings UK & Ireland, in respect of the Separation and Distribution Agreement, dated June 28, 2013 (Incorporated by reference to Exhibit 2.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2019.)

2.3	Tax Sharing and Indemnification Agreement, dated June 28, 2013, between News Corporation and New News Corporation. (Incorporated by reference to Exhibit 2.3 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.4	FOX SPORTS Trade Mark Licence. (Incorporated by reference to Exhibit 2.5 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

2.5	FOX Trade Mark Licence. (Incorporated by reference to Exhibit 2.6 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on July 3, 2013.)

3.1	Restated Certificate of Incorporation of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

3.2	Amended and Restated By-laws of News Corporation, effective February 25, 2019. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on February 25, 2019.)

4.1	Third Amended and Restated Rights Agreement, dated as of June 18, 2018, between News Corporation and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on June 18, 2018.)

Exhibit Number	Exhibit Description

4.2	Description of News Corporation’s Securities.*

10.1	Amended and Restated Employment Agreement, dated May 9, 2019, between News Corporation and Robert Thomson. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2019.)±

10.2	Employment Agreement, dated February 23, 2017, between News Corporation and Susan Panuccio. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2017.)±

10.3	Amended and Restated Employment Agreement, dated November 9, 2017, between News Corporation and David Pitofsky. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on November 13, 2017.)±

10.4	News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective August 6, 2014. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 11, 2014.)±

10.5	News Corp Restoration Plan, amended and restated as of February 11, 2019. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10,
2019.)±

10.6	Letter Agreement, dated June 27, 2014, from News Corporation to K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2014.)±

10.7	Form of Agreement for Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.8	Form of Agreement for Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.9	Credit Agreement, dated as of October 23, 2013, among News Corporation, as borrower, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. and Citibank, N.A. as co-administrative agents, JPMorgan Chase Bank, N.A. as designated agent, Commonwealth Bank of Australia as syndication agent and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Commonwealth Bank of Australia as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on October 29, 2013.)

10.10	Amendment No. 1, dated as of October 23, 2015, to the Credit Agreement, dated as of October 23, 2013, among News Corporation, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, JPMorgan Chase Bank, N.A., as designated agent, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on October 26, 2015.)

Exhibit Number	Exhibit Description

10.11	Amendment No. 2, dated as of July 13, 2016, to the Credit Agreement, dated as of October 23, 2013, among the Company, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, JPMorgan Chase Bank, N.A., as designated agent, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on November 8, 2016.)

10.12	Amendment No. 3, dated as of March 29, 2018, to the Credit Agreement, dated as of October 23, 2013, among the Company, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as co-administrative agents, JPMorgan Chase Bank, N.A., as designated agent, and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 11, 2018.)

10.13	Syndicated Revolving Facility Agreement, dated as of June 17, 2014, among Foxtel Management Pty Limited and Foxtel Finance Pty Limited, as initial borrowers, the initial financiers named therein and Commonwealth Bank of Australia, as facility agent. (Incorporated by reference to Exhibit 10.19 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.14	Amendment Letter, dated as of June 12, 2015, in respect of the Syndicated Revolving Facility Agreement, dated as of June 17, 2014, among Foxtel Management Pty Limited and Foxtel Finance Pty Limited, as initial borrowers, the initial financiers named therein and Commonwealth Bank of Australia, as facility agent. (Incorporated by reference to Exhibit 10.20 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.15	Syndicated Revolving Facility Agreement, dated as of June 12, 2015, among Foxtel Management Pty Limited and Foxtel Finance Pty Limited, as initial borrowers, the initial financiers named therein and Commonwealth Bank of Australia, as facility agent. (Incorporated by reference to Exhibit 10.21 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.16	Syndicated Revolving Facility Agreement, dated as of September 12, 2016, among Foxtel Management Pty Limited and Foxtel Finance Pty Limited, as initial borrowers, the initial financiers named therein and Commonwealth Bank of Australia, as facility agent. (Incorporated by reference to Exhibit 10.22 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.17	Multi-Option Facility Agreement, dated as of June 30, 2017, among Foxtel Management Pty Limited, Foxtel Finance Pty Limited and the other original borrowers listed therein and Commonwealth of Bank of Australia, as the original lender. (Incorporated by reference to Exhibit 10.23 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.18	Common Terms Deed Poll, dated as of April 10, 2012, made by Foxtel Management Pty Ltd and the other parties thereto acting as initial guarantors in favor of the finance parties defined therein. (Incorporated by reference to Exhibit 10.24 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.19	Guarantee Deed Poll, dated as of April 3, 2018, made by each of the parties thereto acting as guarantors in favor of the finance parties defined therein. (Incorporated by reference to Exhibit 10.25 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.20	Note and Guarantee Agreement, dated as of September 24, 2009, among Foxtel Management Pty Limited, Sky Cable Pty Limited, Foxtel Media Pty Limited (formerly Telstra Media Pty Limited) and others. (Incorporated by reference to Exhibit 10.26 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

Exhibit Number	Exhibit Description

10.21	Waiver, Consent and Amendment Number 1, to the Note and Guarantee Agreement, dated as of September 24, 2009 among Foxtel Management Pty Limited, Sky Cable Pty Limited, Foxtel Media Pty Limited (formerly Telstra Media Pty Limited) and others. (Incorporated by reference to Exhibit 10.27 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.22	Notice of Security Release and Amendment Number 2, to the Note and Guarantee Agreement, dated as of September 24, 2009 (as amended from time to time), among Foxtel Management Pty Limited, Sky Cable Pty Limited, Foxtel Media Pty Limited (formerly Telstra Media Pty Limited) and others. (Incorporated by reference to Exhibit 10.28 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.23	Deed of Guarantee dated September 24, 2009 executed by each entity listed in Annex 1 thereto. (Incorporated by reference to Exhibit 10.29 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.24	Note and Guarantee Agreement, dated as of July 25, 2012, among Foxtel Management Pty Limited, Sky Cable Pty Limited, Foxtel Media Pty Limited (formerly Telstra Media Pty Limited) and others. (Incorporated by reference to Exhibit 10.30 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.25	Deed of Guarantee dated July 25, 2012 executed by each entity listed in Annex 1 thereto. (Incorporated by reference to Exhibit 10.31 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

21.1	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP with respect to News Corporation.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101	The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2019, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Loss for the fiscal years ended June 30, 2019, 2018 and 2017; (iii) Consolidated Balance Sheets as of June 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2019, 2018 and 2017; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2019, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith
±	Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: August 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Thomson Robert J. Thomson	Chief Executive Officer and Director (Principal Executive Officer)	August 13, 2019

/s/ Susan Panuccio Susan Panuccio	Chief Financial Officer (Principal Financial Officer)	August 13, 2019

/s/ Kevin P. Halpin Kevin P. Halpin	Principal Accounting Officer	August 13, 2019

/s/ K. Rupert Murdoch K. Rupert Murdoch	Executive Chairman	August 13, 2019

/s/ Lachlan K. Murdoch Lachlan K. Murdoch	Co-Chairman	August 13, 2019

/s/ Kelly Ayotte Kelly Ayotte	Director	August 13, 2019

/s/ José María Aznar José María Aznar	Director	August 13, 2019

/s/ Natalie Bancroft Natalie Bancroft	Director	August 13, 2019

/s/ Peter L. Barnes Peter L. Barnes	Director	August 13, 2019

/s/ Joel I. Klein Joel I. Klein	Director	August 13, 2019

/s/ James R. Murdoch James R. Murdoch	Director	August 13, 2019

/s/ Ana Paula Pessoa Ana Paula Pessoa	Director	August 13, 2019

/s/ Masroor Siddiqui Masroor Siddiqui	Director	August 13, 2019