Form 10-Q
period 2019-09-30
NEWS CORP
filed 2019-11-08
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
As of November 1, 2019, 388,557,267 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding
.

NEWS CORPORATION
FORM
10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended September 30,
	Notes	2019	2018
Revenues:
Circulation and subscription		$995	$1,034
Advertising		608	664
Consumer		387	400
Real e state		218	227
Other		132	199

Total Revenues	2	2,340	2,524
Operating expenses		(1,337)	(1,340)
Selling, general and administrative		(782)	(826)
Depreciation and amortization		(162)	(163)
Impairment and restructuring charges	3	(297)	(18)
Equity losses of affiliates	4	(2)	(3)
Interest income (expense), net		4	(16)
Other, net	1 3	4	20

(Loss) income before income tax benefit (expense)		(232)	178
Income tax benefit (expense)	1 1	21	(50)

Net (loss) income		(211)	128
Less: Net income attributable to noncontrolling interests		(16)	(27)

Net (loss) income attributable to News Corporation stockholders		$(227)	$101

Basic and diluted (loss) earnings per share:	9

Net (loss) income a ttributable to News Corporation stockholders per share		$(0.39)	$0.17

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; millions)

	For the three months ended
	September 30,
	2019	2018
Net (loss) income	$(211)	$128
Other comprehensive loss:
Foreign currency translation adjustments	(185)	(110)
Net change in the fair value of cash flow hedges (a)	(14)	2
Benefit plan adjustments, net (b)	11	5

Other comprehensive loss	(188)	(103)

Comprehensive (loss) income	(399)	25
Less: Net income attributable to noncontrolling interests	(16)	(27)
Less: Other comprehensive loss attributable to noncontrolling interests	45	28

Comprehensive ( loss ) income attributable to News Corporation stockholders	$(370)	$26

(a)	Net of income tax bene fit ( expense ) of $ 3 million and ( $1 million ) for the three months ended September 30, 2019 and 2018, respectively.
(b)	Net of income tax expense of $3 million and $1 million for the three months ended September 30, 2019 and 2018, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of September 30, 2019	As of June 30, 2019
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,441	$1,643
Receivables, net	1 3	1,540	1,544
Inventory, net		402	348
Other current assets		416	515

Total current assets		3,799	4,050

Non-current assets:
Investments	4	329	335
Property, plant and equipment, net		2,433	2,554
Operating lease right-of-use assets	6	1,290	—
Intangible assets, net		2,239	2,426
Goodwill		4,885	5,147
Deferred income tax assets	1 1	305	269
Other non-current assets	1 3	953	930

Total assets		$16,233	$15,711

Liabilities and Equity:
Current liabilities:
Accounts payable		$406	$411
Accrued expenses		1,167	1,328
Deferred revenue	2	448	428
Current borrowings	5	622	449
Other current liabilities	1 3	849	724

Total current liabilities		3,492	3,340

Non-current liabilities:
Borrowings	5	707	1,004
Retirement benefit obligations		258	266
Deferred income tax liabilities	11	274	295
Operating lease liabilities	6	1,329	—
Other non-current liabilities		344	495
Commitments and contingencies	1 0
Class A common stock (a)		4	4
Class B common stock (b)		2	2
Additional paid-in capital		12,174	12,243
Accumulated deficit		(2,200)	(1,979)
Accumulated other comprehensive loss		(1,266)	(1,126)

Total News Corporation stockholders’ equity		8,714	9,144
Noncontrolling interests		1,115	1,167

Total equity	7	9,829	10,311

Total liabilities and equity		$16,233	$15,711

(a)
Class A common stock
, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 388,492,158 and 385,580,015 shares issued and outstanding, net of 27,368,413 treasury shares at par at September 30, 2019 and June 30, 2019, respectively.

(b)
Class B common stock
, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at September 30, 2019 and June 30, 2019
,

respectively
.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the three months ended September 30,
	Notes	2019	2018
Operating activities:
Net (loss) income		$(211)	$128
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization		162	163
Operating lease expense	6	43	—
Equity losses of affiliates	4	2	3
Cash distributions received from affiliates		2	4
Impairment charges	3	273	—
Other, net	1 3	(4)	(20)
Deferred income taxes and taxes payable	1 1	(45)	31
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(1,551)	(21)
Inventories, net		(72)	(23)
Accounts payable and other liabilities		1,428	(152)

Net cash provided by operating activities		27	113

Investing activities:
Capital expenditures		(117)	(133)
Acquisitions, net of cash acquired		—	1
Investments in equity affiliates and other		(5)	(10)
Proceeds from business dispositions		—	5
Proceeds from property, plant and equipment and other asset dispositions		3	—
Other, net		1	16

Net cash used in investing activities		(118)	(121)

Financing activities:
Borrowings	5	199	131
Repayment of borrowings	5	(290)	(192)
Dividends paid		(22)	(23)
Other, net		18	(40)

Net cash used in financing activities		(95)	(124)
Net change in cash and cash equivalents		(186)	(132)
Cash and cash equivalents, beginning of period		1,643	2,034
Exchange movement on opening cash balance		(16)	(16)

Cash and cash equivalents, end of period		$1,441	$1,886

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
10-Q
and Article 10 of Regulation
S-X.
In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.
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
The accompanying Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended June 30, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2019 (the “2019 Form
10-K”).
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, in the first quarter of fiscal 2020, the Company reclassified the costs associated with certain initiatives previously included in the Other segment to the News and Information Services segment as these initiatives directly benefit th is
 segment. These reclassifications increased Selling, general and administrative by $7 million for the News and Information Services segment for the three months ended September 30, 2018
.
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2020 and fiscal 2019 include 52 weeks. All references to the three months ended September 30, 2019 and 2018 relate to the three months ended September 29, 2019 and September 30, 2018, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of September 30.
Recently Issued Accounting Pronouncements
Adopted
In February 2016, the
Financial Accounting Standards Board (“
FASB
”)
issued
Accounting Standards Update (“ASU”)
 2016-02,
 “Leases (Topic 842)” (“ASU
 2016-02”).
 The amendments in ASU
 2016-02
 require lessees to recognize all leases on the balance sheet by recording a right-of-use
 asset and a lease liability, and lessor accounting has been updated to align with the new requirements for lessees. The FASB also issued additional standards which provide clarification and implementation guidance,
and
have the same effective date as ASU
2016-02.
The Company adopted ASU
 2016-02
 on a

modified retrospective basis as of July 1, 2019. As a result of the adoption, the Company recorded operating lease
right-of-use
assets
, current lease liab
ilit
ies and no
ncurrent
lease liabilities for its operating leases of approximately $1.4
b
illion
,
$0.2
b
illion
and $1.4 billion
, respectively
,
on July 1,
2019. The Company
also
recorded a $9 million
adj
ustment
related to previous sale leaseback
transactions
, which decreased the A
ccum
ulated def
icit balance as
of
July 1, 2019.
The Company’s adoption of ASU
2016-02
also resulted in the reclassification of prepaid and deferred rent to
Ope
rating lease
right
-
of
-use
assets
. See Note
6
—Leases.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2017, the FASB issued ASU
2017-12,
“Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU
2017-12”).
The amendments in ASU
2017-12
more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments address specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. ASU
2017-12
is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company adopted the guidance on a cumulative-effect basis for its outstanding cash flow hedges that qualified for hedge accounting as of July 1, 2019. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.
In February 2018, the FASB issued ASU
2018-02,
“Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU
 2018-02”).
The amendments in ASU
2018-02
provide a reclassification from Accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax
Cuts and Jobs Act (the “Tax Act”)
. ASU
2018-02
is effective for the Company for annual and interim reporting periods beginning July 1, 2019.
The Company adopted the guidance as of July 1, 2019 and elected to not reclassify the stranded tax effects resulting from the Tax Act from Accumulated other comprehensive loss to Accumulated deficit.
The adoption did not have a material impact on the Company’s
Consolidated Financial Statements
.
In April 2019, the FASB issued ASU
2019-04,
“Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU
 2019-04”).
The amendments in ASU
2019-04
clarify certain aspects of accounting for credit losses, hedging activities and financial instruments. For entities that have not yet adopted ASU
2017-12,
the effective date and transition requirements for ASU
2019-04
are the same as the effective date and transition requirements for ASU
2017-12.
For entities that have adopted ASU
2016-01,
“Financial Instruments—Overall (Subtopic
825-10):
Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU
2016-01”),
ASU
2019-04
is effective for the Company for annual and interim reporting periods beginning July 1, 2020 and early adoption is permitted. For clarifications around credit losses, the effective date will be the same as the effective date in ASU
2016-13.
The Company adopted the amendments in ASU
2019-04
related to ASU
2017-12
and ASU
2016-01
as of July 1, 2019. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.
Issued
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU
2016-13”).
The amendments in ASU
2016-13
require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU
2016-13
must be adop
ted on a m
odified
-retr
ospective approach and
is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU
2016-13
will have on its Consolidated
F
inancial
S
tatements.
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
The amendments in ASU 2018-13 related to disclosure requirements must be applied prospectively and all other amendments must be applied retrospectively.
ASU
2018-13
is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU
2018-13
will have on its Consolidated
F
inancial
S
tatements.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In March 2019, the FASB issued ASU
2019-02,
“Entertainment—Films—Other Assets—Film Costs (Subtopic
926-20)
and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic
920-350):
Improvements to Accounting for Costs of Films and License Agreements for Program Materials (a consensus of the Emerging Issues Task Force)” (“ASU
2019-02”).
The amendments in ASU
2019-02
align the impairment model in Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic
920-350)
with the fair value model in Entertainment—Films—Other Assets—Film Costs (Subtopic
926-20).
ASU
2019-02
must be adopted on a prospective basis and is effective for the Company for annual and interim reporting periods beginning July 1, 2020, with early adoption permitted. The Company is currently evaluating the impact ASU
2019-02
will have on its Consolidated Financial Statements.
NOTE 2. REVENUES
The following tables presents the Company’s dis
a
ggregated revenues for the three months ended September 30, 2019 and 2018:

	For the three months ended September 30, 2019
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$534	$451	$—	$10	$995
Advertising	530	51	—	27	608
Consumer	—	—	387	—	387
Real estate	—	—	—	218	218
Other	85	12	18	17	132

Total Revenues	$1,149	$514	$405	$272	$2,340

	For the three months ended September 30, 2018
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$529	$491	$—	$14	$1,034
Advertising	576	57	—	31	664
Consumer	—	—	400	—	400
Real estate	—	—	—	227	227
Other	143	17	18	21	199

Total Revenues	$1,248	$565	$418	$293	$2,524

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided.
The following table presents changes in the deferred revenue balance for the three months ended September 30, 2019 and 2018:

	For the three months ended
	September 30,
	2019	2018
	(in millions)
Balance - beginning of period	$428	$510
Deferral of revenue	821	595
Recognition of deferred revenue (a)	(794)	(670)
Other	(7)	1

Balance - end of period	$448	$436

(a)	For the three months ended September 30, 2019 and 2018, the Company recognized approximately $266 million and $357 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of September 30, 2019
 a
nd 2018
.
O
ther revenue disclosures
The Company typically expenses sales commissions incurred to obtain a customer contract as those amounts are incurred as the amortization period is twelve months or less. These costs are recorded within Selling, general and administrative in the Statements of Operations. The Company also does not capita
liz
e
significant financing components when the transfer of the good or service is paid within twelve months or less, or the receipt of consideration is received within twelve months or less of the transfer of the good or service.

During the three months ended September 30, 2019, the Company recognized approximately $80 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of September
30
, 2019 was approximately $510 million, of which approximately $164 million is expected to be recognized over the remainder of fiscal 2020, approximately $152 million is expected to be recognized in fiscal 2021, approxi
mately
$56 million is expected to be recognized in fiscal 2022,
and approxim
ately
$24 million is expected to be recognized in fiscal 2023, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year
or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606.
NOTE
3
. IMPAIRMENT AND RESTRUCTURING CHARGES

During the three months ended September 30, 2019, the Company recognized non-cash
impairment charges of $273 million, primarily related to the impairment of goodwill and indefinite-lived intangible assets at the News America Marketing reporting unit. As a result of the Company’s continued review of strategic options for the News America Marketing business, and other market indicators, the Company determined that the fair value of the reporting unit was less than its carrying value. As a result, the Company recorded a $122 million non-cash
impairment charge to goodwill and a $113 million
non-cash
impairment charge to intangible assets. The assumptions utilized in the income approach valuation method for News America Marketing were discount rates (ranging from
17.0%-18.5%)
and long-term growth rates (ranging from
0.6%-1.5%).
During the three months ended September 30, 2019 and 2018, the Company recorded restructuring charges of $24 million and $18 million, respectively, of which $19 million and $17 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2020 and 2019 were for employee termination benefits.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in restructuring program liabilities were as follows:

	For the three months ended September 30,
	2019				2018
	One time employee termination benefits	Facility related costs	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$28	$2	$10	$40	$29	$2	$11	$42
Additions	24	—	—	24	18	—	—	18
Payments	(29)	—	—	(29)	(23)	—	(1)	(24)
Other	(1)	(2)	—	(3)	(1)	—	1	—

Balance, end of period	$22	$—	$10	$32	$23	$2	$11	$36

As of September 30, 2019, restructuring liabilities of approximately $23 million were included in the Balance Sheet in Other current liabilities and $9 million were included in Other non-current
liabilities.

NOTE
4
. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of September 30, 2019	As of September 30, 2019	As of June 30, 2019
		(in millions)
Equity method investments (a)	various	$140	$148
Equity securities (b)	various	189	187

Total Investments		$329	$335

(a)	Equity method investments are primarily comprised of Foxtel’s investment in Nickelodeon Australia Joint Venture and Elara Technologies Pte. Ltd. (“Elara”), which operates PropTiger.com, Makaan.com and Housing.com.

(b)	Equity securities are primarily comprised of certain investments in China and the Company’s investment in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets.

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

	For the three months ended
	September 30,
	2019	2018
	(in millions)
Total gains recognized on equity securities	$1	$15
Less: Gains recognized on equity securities sold	—	—

Unrealized gains recognized on equity securities held at end of period	$1	$15

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $2 million and $3 million for the three months ended September 30, 2019 and 2018, respectively.
NOTE
5
. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at September 30, 2019	Due date at September 30, 2019	As of September 30, 2019	As of June 30, 2019
			(in millions)
Foxtel Group
Credit facility 2014 — tranche 2 (a)	2.92%	Jan 31, 2020	$135	$56
Credit facility 2015 (a)	3.12%	Jul 31, 2020	271	281
Credit facility 2016 (a)(c)	3.60%	Sept 11, 2021	237	193
Working capital facility 2017 (a)(c)	3.27%	Jul 3, 2020	54	56
US private placement 2009 — tranche 3 (b)	—	Sept 24, 2019	—	75
US private placement 2012 — USD portion — tranche 1 (b)	—	Jul 25, 2019	—	150
US private placement 2012 — USD portion — tranche 2 (d)	4.27%	Jul 25, 2022	200	199
US private placement 2012 — USD portion — tranche 3 (d)	4.42%	Jul 25, 2024	150	149
US private placement 2012 — AUD portion	7.04%	Jul 25, 2022	73	77
REA Group
Credit facility 2016 — tranche 3 (e)	2.30%	Dec 31, 2019	162	168
Credit facility 2018 (e)	2.06%	Apr 27, 2021	47	49

Total borrowings			1,329	1,453
Less: current portion (f)			(622)	(449)

Long-term borrowings			$707	$1,004

(a)	Borrowings under these facilities bear interest at a floating rate of Australian BBSY plus an applicable margin of between 1.20% and 2.70% per annum payable quarterly.

(b)	During the three months ended September 30, 2019,
certain subsidiaries of Foxtel (together with Foxtel, the “
Foxtel Debt Group
”)
 repaid  $150 million
aggregate pri
ncipal amou
n
t
 of
senior unsecured note
s
maturing in July 2019 and $75 million
aggregate principal amount of
senior unsecured note
s
maturing in September 2019.

(c)	As of September 30, 2019, the Foxtel Debt Group has undrawn commitments of $41 million under these facilities for which it pays a commitment fee of 45% of the applicable margin.

(d)	The carrying value of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 8 —Financial Instruments and Fair Value Measurements.

(e)	Borrowings under these facilities bear interest at a floating rate of the Australian BBSY plus a margin of between 0.85% and 1.45% depending on REA Group’s net leverage ratio. As of September 30, 2019, REA Group was paying a margin of between 0.85% and 1.05%.

(f)	The Company classifies the current portion of long term debt as non-current
liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC
470-50
“Debt.”

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE
6
. LEASES
On July 1, 2019, the Company adopted ASU
2016-02
on a modified retrospective basis
and
recognized a
$9
 million
cumulative-effect adjustment to the opening balance of Accumulated deficit related to previous sale leaseback transactions
. ASU
2016-02
requires lessees to recognize all operating leases on the balance sheet by recording a lease liability and a right-of-use
asset. The lease liability represents the present value of the Company’s lease obligations over the lease term. The discount rate used was calculated using the Company’s incremental borrowing rate (“IBR”) which represents the interest rate at which the Company would be expected to borrow an amount equal to the lease payments on a secured basis over a similar term. To derive the IBR, the Company utilizes unsecured borrowing rates and adjusts those rates using the notching method to approximate a collateralized rate. Further adjustments are made to reflect the primary geographies in which the Company operates. The right-of-use
asset represents the Company’s right to use, or control the use of, the underlying asset for the lease term at lease commencement. The Company recorded operating lease right-of-use
assets, current operating lease liabilities and noncurrent operating lease liabilities for its operating leases of approximately
$1.4
b
illion
, $0.2 billi
o
n
and $1.4
b
illion, respectively, on July 1, 2019.
The Company assesses whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, the classification and initial measurement of the right-of-use
asset and lease liability is determined at lease commencement, which is the date the underlying asset becomes available for use. The Company recognized the current and noncurrent portion of its lease liabilities within Other current liabilities and
Operating
l
ease liabilities, respectively, and its
right-of-use
assets within
Operating lease
right-of-use
assets in its Balance Sheet.
Rent expense is recognized for operating leases on a straight-line basis over the lease term. Such amounts are presented within either Selling, general and administrative or Operating expenses in
 the S
t
atement of Operati
ons
based on the nature of the lease. Variable
lease
payments are expensed in the period incurred. The Company’s variable lease payments consist of payments dependent on various external indicators, including common area maintenance, real estate taxes and utility charges.
The Company
ap
pli
ed
the package of practical expedients permitted under ASU
2016-02
transition guidance. Accordingly, the Company did not reassess: (1) whether an expired or existing contract is a lease or contains an embedded lease; (2) lease classification of an expired or existing lease; (3) capitalization of initial direct costs for an expired or existing lease
; (4) existing land easem
ents for lease accounting
treat
ment
.
In addition, the Company elected the short term lease exemption to not record
leases
on the B
alance S
heet that have
 a term of 12 months or less
and
do not contain purchase options reasonably certain of being exercised. The Company recognizes rent expense related to these leases on a straight-line basis over the lease term.
In circumstances where the Company is the lessee, the Company elected to account for lease and non-lease
components as a single lease component for all asset classes. Additionally, the Company has contracts that contain
customer premise equipment (i.e.,
set-top
units) for which we apply the
lessor
lease and
non-lease
component practical expedient and account for lease component
s
and
non-lease
components (e.g., service revenue) as a single performance obligation pursuant to ASU 2014-09.
The Company applies
this practical expedient when the lease component would be classified as an operating lease, if accounted for separately, and the service revenue component is the predominant component in the arrangement.
Summary of leases
The Company primarily leases real estate, including office space, warehouse space and printing facilities. It also leases satellite transponders for purposes of providing its subscription video service to consumers. These leases were determined to be operating leases in accordance with ASU
2016-02.
The Company’s operating leases generally include options to extend the lease term or terminate the lease. Such options do not impact the Company’s lease term assessment until the Company is reasonably certain that the option will be exercised.
Certain of the Company’s leases include rent adjustments which may be indexed to various metrics, including the consumer price index or other inflationary indexes. As a general matter, the Company’s real estate lease arrangements typically require adjustments resulting from changes in real estate taxes and other costs to operate the leased asset.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other required lease disclosures
The total lease cost for operating leases included in the Statement of Operations was as follows:

		For the three months ended September 30,
	Income Statement Location	2019
		(in millions)
Operating lease costs	Selling, general and administrative	$48
Operating lease costs	Operating expenses	3
Short term lease costs	Operating expenses	2
Variable l ease costs	Selling, general and administrative	9

Total lease costs		$62

Additional information related to the Company’s operating leases under ASU
2016-02:

As of September 30, 2019
Weighted-average remaining lease term	11.4 years
Weighted-average incremental borrowing rate	3.25%

For the three months ended September 30,
2019
(in millions)
Cash paid—Operating lease liabilities	$57
Operating lease right-of-use asset obtained in exchange for operating lease liabilit ies	$225

Future minimum lease payments under
non-cancellable
leases as of September 30, 2019 are as follows:

As of September 30, 2019
(in millions)
Fiscal 2020 (nine months remaining)	$174
Fiscal 2021	201
Fiscal 2022	199
Fiscal 2023	188
Fiscal 2024	172
Thereafter	934
Total future minimum lease payments	1,868
Less: interest	357

Present value of minimum payments	$1,511

1
3

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE
7
. EQUITY
The following tables summarize changes in equity for the three months ended September 30, 2019 and 2018:

	For the three months ended September 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total News Corp	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions)
Balance, June 30, 2019	386	$4	200	$2	$12,243	$(1,979)	$(1,126)	$9,144	$1,167	$10,311
Cumulative impact from adoption of new standards	—	—	—	—	—	6	3	9	—	9
Net (loss) income	—	—	—	—	—	(227)	—	(227)	16	(211)
Other comprehensive loss	—	—	—	—	—	—	(143)	(143)	(45)	(188)
Dividends	—	—	—	—	(59)	—	—	(59)	(22)	(81)
Other	2	—	—	—	(10)	—	—	(10)	(1)	(11)

Balance, September 30, 2019	388	$4	200	$2	$12,174	$(2,200)	$(1,266)	$8,714	$1,115	$9,829

	For the three months ended September 30, 2018
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total News Corp	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions)
Balance, June 30, 2018	383	$4	200	$2	$12,322	$(2,163)	$(874)	$9,291	$1,186	$10,477
Cumulative impact f rom adoption of new standards						32	(22)	10	10	20
Net income	—	—	—	—	—	101	—	101	27	128
Other comprehensive loss	—	—	—	—	—	—	(75)	(75)	(28)	(103)
Dividends	—	—	—	—	(59)	—	—	(59)	(23)	(82)
Other	2	—	—	—	(6)	(2)	1	(7)	(3)	(10)

Balance, September 30, 2018	385	$4	200	$2	$12,257	$(2,032)	$(970)	$9,261	$1,169	$10,430

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Stock Repurchases
In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the three months ended September 30, 2019 and 2018. Through November 1, 2019, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of November 1, 2019 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.
The Company did not purchase any of its Class B Common Stock during the three months ended September 30, 2019 and 2018
.
Dividends
In August 2019, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 16, 2019 to stockholders of record at the close on business on September 11, 2019.
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
NOTE
8
. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2019				As of June 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Foreign currency derivatives - cash flow hedges	$—	$—	$—	$—	$—	$1	$—	$1
Cross currency interest rate derivatives - fair value hedges	—	23	—	23	—	29	—	29
Cross currency interest rate derivatives - economic hedges	—	—	—	—	—	12	—	12
Cross currency interest rate derivatives - cash flow hedges	—	93	—	93	—	116	—	116
Equity securities (a)	77	—	112	189	74	—	113	187

Total assets	$77	$116	$112	$305	$74	$158	$113	$345

Liabilities:
Interest rate derivatives - cash flow hedges	$—	$19	$—	$19	$—	$20	$—	$20
Mandatorily redeemable noncontrolling interests	—	—	—	—	—	—	11	11
Cross currency interest rate derivatives - cash flow hedges	—	19	—	19	—	18	—	18

Total liabilities	$—	$38	$—	$38	$—	$38	$11	$49

(a)	See Note 4 —Investments.

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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the three months ended September 30,
	2019	2018
	(in millions)
Balance - beginning of period (a)	$113	$127
Purchases	—	5
Sales	—	(10)
Foreign exchange and other	(1)	(7)

Balance - end of period	$112	$115

(a)
As a result of
the adoption of ASU
2016-01

during the first quarter of fiscal 2019
,
the cumulative net unrealized gains (losses) for these investments contained within Accumulated other comprehensive loss were reclassified through Accumulated deficit as of July 1, 2018.

Mandatorily redeemable noncontrolling interests
The Company has liabilities recorded in its Balance Sheets for its mandatorily redeemable noncontrolling interests. These liabilities represent management’s best estimate of the amounts expected to be paid in accordance with the contractual terms of the underlying acquisition agreements. The fair values of these liabilities are based on the contractual payout formulas included in the acquisition agreements taking into account the expected performance of the business. Any remeasurements or accretion related to the Company’s mandatorily redeemable noncontrolling interests are recorded through Interest expense, net in the Statements of Operations. As the fair value does not rely on observable market inputs, the Company classifies these liabilities as Level 3 in the fair value hierarchy.
A rollforward of the Company’s mandatorily redeemable noncontrolling interest liabilities classified as Level 3 is as follows:

	For the three months ended September 30,
	2019	2018
	(in millions)
Balance - beginning of period	$12	$12
Payments (a)	(11)	—
Other	(1)	—

Balance - end of period	$—	$12

(a)	In July 2019, REA Group acquired the remaining 19.7% interest in Smartline Home Loans Pty Limited for approximately $11 million, increasing REA Group’s ownership to 100%.

Derivative Instruments
The Company is directly and indirectly affected by risks associated with changes in certain market conditions. When deemed appropriate, the Company uses derivative instruments to mitigate the potential impact of these market risks. The primary market risks managed by the Company through the use of derivative instruments include:
•	foreign currency exchange rate risk: arising primarily through Foxtel Debt Group borrowings denominated in U.S. dollars and payments for customer premise equipment; and

•	interest rate risk: arising from fixed and floating rate Foxtel Debt Group borrowings.

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
Hedges are classified as current or
non-current
in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Location	As of September 30, 2019	As of June 30, 2019
		(in millions)
Foreign currency derivatives - cash flow hedges	Other current assets	$—	$1
Cross currency interest rate derivatives - fair value hedges	Other current assets	—	8
Cross currency interest rate derivatives - economic hedges	Other current assets	—	12
Cross currency interest rate derivatives - cash flow hedges	Other current assets	—	33
Cross currency interest rate derivatives - fair value hedges	Other non-current assets	23	21
Cross currency interest rate derivatives - cash flow hedges	Other non-current assets	93	83
Interest rate derivatives - cash flow hedges	Other current liabilities	(1)	(2)
Interest rate derivatives - cash flow hedges	Other non-current liabilities	(18)	(18)
C ross currency interest rate derivatives - cash flow hedges	Other non-current liabilities	(19)	(18)
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of September 30, 2019:

As of September 30, 2019
(in millions)
Borrowings:
Carrying amount of hedged item	$69
Cumulative hedging adjustments included in the carrying amount	(3)
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives, interest rate derivatives and cross currency interest rate derivatives to mitigate currency exchange and interest rate risk in relation to future interest payments and payments for customer premise equipment.
The total notional value of foreign currency contract derivatives designated for hedging was $79 million as of September 30, 2019. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is to September 2020. As of September 30, 2019, the Company estimates that no
 net derivative gains related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated as cash flow hedges was approximately A$500 million as of September 30, 2019. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to September 2022. As of September 30, 2019, the Company estimates that no net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The total notional value of the cross currency interest rate swaps that were designated as cash flow hedges was approximately A$280 million as of September 30, 2019. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024. As of September 30, 2019, the Company estimates that no net derivative gains related to its cross currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.
The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on Accumulated other comprehensive loss and the Statement of Operations during the three months ended September 30, 2019 and 2018.

	Gain (loss) recognized in Accumulated		(Gain) loss reclassified from Accumulated
	o ther c omprehensive l oss for the three months ended September 30,		o ther c omprehensive l oss for the three months ended September 30,		Income statement location
	2019	2018	2019	2018
	(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives - cash flow hedges	$(1)	$2	$(2)	$(1)	Operating expenses
Cross currency interest rate derivatives - cash flow hedges	5	(14)	(9)	14	Interest income (expense), net
Interest rate derivatives - cash flow hedges	(4)	(1)	(6)	2	Interest income (expense), net

Total	$—	$(13)	$(17)	$15

Upon adoption of ASU
2017-12,
the Company reclassified $5 million in gains from Accumulated deficit to
A
ccumulated other comprehensive loss related to
amounts
previously recorded
for the ineffective portion of
outstanding derivative instruments designated as cash flow hedges. During the three months ended September 30, 2018
,
the Company
excluded the currency basis from
the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
Fair value hedges
Borrowings issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net.
For the three mont
h
s ended

September 30, 2019, such adjustments increased the carrying value of borrowings by approximately $1 million.
The total notional value of the fair value hedges was approximately A$70 million as of September 30, 2019. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.
During the three months ended September 30, 2019 and 2018, the amount recognized in the Statement of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil, respectively, and the Company excluded the
currency basis from
the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

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
During the three months ended September 30, 2019, the Company recognized non-cash
impairment charges of $122 million and $113 million related to goodwill and
indefinite-lived intangible assets, respectively, at the News America Marketing reporting unit. The carrying value of goodwill at the News America Marketing decreased from $122 million to nil and the value of indefinite-lived intangible assets decreased from $308 million to $195 million. See Note 3 – Impairment and Restructuring Charges.
The Company did not recognize any write-downs on the carrying value of its assets during the three months ended September 30,

2018.
Other Fair Value Measurements
As of September 30, 2019, the carrying value of the Company’s outstanding borrowings approximates the fair value. The U.S. private placement borrowings are classified as level 2 and the remaining borrowings are classified as level 3 in the fair value hierarchy.
NOTE
9
.
(LOSS)
EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted

(loss)
earnings per share under ASC 260, “Earnings per Share”:

	For the three months ended September 30,
	2019	2018
	(in millions, except per share amounts)
Net (l oss) income	$(211)	$128
Less: Net income attributable to noncontrolling interests	(16)	(27)
Net (loss) income attributable to News Corporation stockholders	$(227)	$101

Weighted-average number of shares of common stock outstanding - basic	586.7	583.9
Dilutive effect of equity awards (a)	—	1.7

Weighted-average number of shares of common stock outstanding - diluted	586.7	585.6

Net (loss) income attributable to News Corporation stockholders per share - basic and diluted	$(0.39)	$0.17

(a)	The dilutive impact of the Company’s performance stock units, restricted stock units and stock options has been excluded from the calculation of diluted loss per share for the three months ended September 30, 2019 because their inclusion would have an antidilutive effect on the net loss per share.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2019 have not changed significantly from the disclosures included in the 2019 Form
10-K.
Contingencies
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
In-Store
Services L.L.C. (“NAM
In-Store”)
and News Corporation (together, the “NAM Parties”) alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On August 14, 2019, the NAM Parties answered the complaint and asserted a counterclaim against Insignia for breach of contract, alleging that Insignia violated a prior settlement agreement between NAM
In-Store
and Insignia. The NAM Parties subsequently filed a motion seeking dismissal of the complaint on October 21, 2019. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Parties believe they have been compliant with applicable laws and intend to defend themselves vigorously.
Valassis Communications, Inc.
On November 8, 2013, Valassis Communications, Inc. (“Valassis”) filed a complaint in the U.S. District Court for the Eastern District of Michigan (the “District Court”) against the NAM Parties and News America Incorporated (together, the “NAM Group”) alleging violations of federal and state antitrust laws and common law business torts, including unfair competition. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. NAM
In-Store
and NAM FSI asserted a counterclaim against Valassis for unfair competition, alleging that Valassis has engaged in the same practices that it alleges to be unfair.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On December 19, 2013, the NAM Group filed a motion to dismiss the complaint and on March 30, 2016, the District Court dismissed Valassis’s bundling and tying claims. On September 25, 2017, the District Court granted Valassis’s motion to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case which was granted in part and denied in part by the N.Y. District Court on February 21, 2019. The N.Y. District Court found that the NAM Group’s bidding practices were lawful but denied its motion with respect to claims arising out of certain other alleged contracting practices. In addition, the N.Y. District Court also dismissed Valassis’s claims relating to free-standing insert products. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.
U.K. Newspaper Matters
Civil claims have been brought against the Company with respect to, among other things, voicemail interception and inappropriate payments to public officials at the Company’s former publication,
The News of the World
, and at
The Sun
, and related matters (the “U.K. Newspaper Matters”). The Company has admitted liability in many civil cases and has settled a number of cases. The Company also settled a number of claims through a private compensation scheme which was closed to new claims after April 8, 2013.
In connection with the separation of the Company from Twenty-First Century Fox, Inc. (“21st Century Fox”) on June 28, 2013, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox would indemnify the Company for payments made after such date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the previously concluded criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants
with the Company or 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters are settled on an after-tax
basis. In March 2019, as part of the separation of Fox Corporation (“FOX”) from 21st Century Fox, the Company, News Corp Holdings UK & Ireland, 21st Century Fox and FOX entered into a Partial Assignment and Assumption Agreement, pursuant to which, among other things, 21st Century Fox assigned, conveyed and transferred to FOX all of its indemnification obligations with respect to the U.K. Newspaper Matters.
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $2 million for the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $52 million. The amount to be indemnified by FOX of approximately $62 million was recorded as a receivable in Other current assets on the Balance Sheet as of September 30, 2019. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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

NOTE 1
1
. INCOME TAXES
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
For the three months ended September 30, 2019, the Company recorded an
income tax
benefit
of $21 million on
a
pre-tax
loss
of $232 million resulting in an effective tax rate that was
lower
than the U.S. statutory tax rate.

The lower tax rate was primarily due to the lower tax benefit recorded on the impairment of News America Marketing’s goodwill and indefinite-lived intangible assets and by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses.
For the three months ended September 30, 2018, the Company recorded income tax expense of $
50
 million on
p
re-tax
income
 of $
178
 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.
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
The Company’s tax returns are subject to
on-going
review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations by the Internal Revenue Service (the “IRS”) and various U.S. state and foreign jurisdictions. During the year ended June 30, 2018, the IRS commenced an audit of the Company for the year ended June 30, 2014. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and our liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.
The Company paid gross income taxes of $27 million and $29 million during the three months ended September 30, 2019 and 2018, respectively, and received tax refunds of
$
3
million
and $10 million, respectively.
NOTE 1
2
. SEGMENT INFORMATION
The Company manages and reports its businesses in the following five segments:
•
News and Information Services
—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of
 The Wall Street Journal
 and Barron’s Group, which includes
 Barron’s
 and MarketWatch, the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance and Dow Jones Newswires, and its live journalism events. The Company also owns, among other publications,
 The Australian
,
 The Daily Telegraph, Herald Sun, The Courier Mail
 and
 The Advertiser
 in Australia,
 The Times, The Sunday Times, The Sun
 and
 The Sun on Sunday
 in the U.K. and the
 New York Post
 in the U.S. This segment also includes News America Marketing, a leading provider of in-store
marketing products and services, home-delivered shopper media and digital marketing solutions, including Checkout 51’s mobile app, as well as Unruly, a global video advertising marketplace, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
•
Subscription Video Services
—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV
 subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in Foxtel (with the remaining 35% interest in Foxtel held by Telstra, an Australian Securities Exchange (“ASX”)-listed telecommunications company) and (ii)
Australian News Channel (“ANC”)
. Foxtel is the largest
 pay-TV
 provider in Australia, with nearly 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel offers the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming. Foxtel also operates Foxtel Now, an over-the-top,
or OTT, service and Kayo, a sports-only OTT service.

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
•
Book Publishing
—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 17 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Chip and Joanna Gaines, Rick Warren, Sarah Young and Agatha Christie and popular titles such as
 The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling
and
Hillbilly Elegy
.

•
Digital Real Estate Services
—The Digital Real Estate Services segment consists of the Company’s 61.6% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the ASX (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps across Australia and Asia, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au, Flatmates.com.au and spacely.com.au, and property portals in Asia. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end
digital property search and financing experience and a mortgage broking offering.

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com
®
, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its Connections
SM
 Plus and Advantage
SM
 Pro products as well as its Opcity performance and subscription-based services. Move also offers a number of professional software and services products, including Top Producer
®
 and ListHub
TM
.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the three months ended
	September 30,
	2019	2018
	(in millions)
Revenues:
News and Information Services	$1,149	$1,248
Subscription Video Services	514	565
Book Publishing	405	418
Digital Real Estate Services	272	293

Total revenues	$2,340	$2,524

Segment EBITDA:
News and Information Services	$56	$109
Subscription Video Services	81	113
Book Publishing	49	68
Digital Real Estate Services	82	105
Other	(47)	(37)
Depreciation and amortization	(162)	(163)
Impairment and restructuring charges	(297)	(18)
Equity losses of affiliates	(2)	(3)
Interest income (expense), net	4	(16)
Other, net	4	20

(Loss) i ncome before income tax benefit ( expense )	(232)	178
Income tax benefit ( expense )	21	(50)

Net (loss) income	$(211)	$128

	As of	As of
	September 30, 2019	June 30, 2019
	(in millions)
Total assets:
News and Information Services	$5,580	$5,482
Subscription Video Services	4,585	4,406
Book Publishing	2,174	2,074
Digital Real Estate Services	2,224	2,229
Other (a)	1,341	1,185
Investments	329	335

Total assets	$16,233	$15,711

( a)	The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of	As of
	September 30, 2019	June 30, 2019
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,325	$2,617
Subscription Video Services	2,487	2,595
Book Publishing	755	772
Digital Real Estate Services	1,557	1,589

Total Goodwill and intangible assets, net	$7,124	$7,573

NOTE 1
3
. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. The allowance for doubtful accounts is estimated based on historical experience, receivable aging, current economic trends and specific identification of certain receivables that are at risk of not being collected.
Receivables, net consist of:

	As of	As of
	September 30, 2019	June 30, 2019
	(in millions)
Receivables	$1,593	$1,590
Allowance for doubtful accounts	(53)	(46)

Receivables, net	$1,540	$1,544

Other
Non-Current
Assets
The following table sets forth the components of Other
non-current
assets:

	As of	As of
	September 30, 2019	June 30, 2019
	(in millions)
Royalty advances to authors	$347	$343
Retirement benefit assets	122	117
Inventory (a)	161	155
Other	323	315

Total Other non-current assets	$953	$930

(a)	Primarily consists of the non-current portion of programming rights.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of	As of
	September 30, 2019	June 30, 2019
	(in millions)
Royalties and commissions payable	$229	$211
Current operating lease liabilities (a)	182	—
Allowance for sales returns	176	192
Current tax payable	21	22
Other	241	299

Total Other current liabilities	$849	$724

(a)	As a result of the adoption of ASU
2016-02
during the first quarter of fiscal 2020, the Company has included the current portion of its operating lease liabilities within Other current liabilities as of September 30, 2019.
Other, net
The following table sets forth the components of Other, net:

	For the three months ended
	September 30,
	2019	2018
	(in millions)
Remeasurement of equity securities	$1	$15
Other	3	5

Total Other, net	$4	$20

Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for taxes and interest:

	For the three months ended
	September 30,
	2019	2018
	(in millions)
Cash paid for interest	$16	$23
Cash paid for taxes	27	29

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A in News Corporation’s Annual Report on Form
10-K
for the fiscal year ended June 30, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2019 (the “2019 Form
10-K”),
and as may be updated in this and other subsequent Quarterly Reports on Form
10-Q.
The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation and related notes set forth in the 2019 Form
10-K.
INTRODUCTION
News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: news and information services, subscription video services in Australia, book publishing and digital real estate services.
During the first quarter of fiscal 2020, certain reclassifications were made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, the Company reclassified the costs associated with certain initiatives previously included in the Other segment to the News and Information Services segment as these initiatives directly benefit this segment. These reclassifications increased Selling, general and administrative by $7 million for the News and Information Services segment for the three months ended September 30, 2018.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•
Overview of the Company’s Businesses
-
This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2020 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•
Results of Operations
-
This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2019 and 2018. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and Capital Resources
-
This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2019 and 2018, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of September 30, 2019.

OVERVIEW OF THE COMPANY’S BUSINESSES
The Company manages and reports its businesses in the following five segments:
•
News and Information Services
—The News and Information Services segment includes the Company’s global print, digital and broadcast radio media platforms. These product offerings include the global print and digital versions of
The Wall Street Journal
and Barron’s Group, which includes
Barron’s
and MarketWatch, the Company’s suite of professional information products, including Factiva, Dow Jones Risk & Compliance and Dow Jones Newswires, and its live journalism events. The Company also owns, among other publications,
The Australian
,
The Daily Telegraph
,
Herald Sun
,
The Courier Mail
and
The Advertiser
in Australia,
The Times
,
The Sunday Times
,
The Sun
and
The Sun on Sunday
in the U.K. and the
New York Post
in the U.S. This segment also includes News America Marketing, a leading provider of in-store
marketing products and services, home-delivered shopper media, and digital marketing solutions, including Checkout 51’s mobile app, as well as Unruly, a global video advertising marketplace, Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

•
Subscription Video Services
—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV
subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in Foxtel (with the remaining 35% interest in Foxtel held by Telstra, an Australian Securities Exchange (“ASX”)-listed telecommunications company) and (ii) Australian News Channel (“ANC”). Foxtel is the largest pay-TV
provider in Australia, with nearly 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel offers the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming. Foxtel also operates Foxtel Now, an over-the-top,
or OTT, service, and Kayo, a sports-only OTT service.

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
•
Book Publishing
—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 17 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Chip and Joanna Gaines, Rick Warren, Sarah Young and Agatha Christie and popular titles such as
The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling
and
Hillbilly Elegy
.

•
Digital Real Estate Services
—The Digital Real Estate Services segment consists of the Company’s 61.6% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the ASX (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps across Australia and Asia, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au, Flatmates.com.au and spacely.com.au, and property portals in Asia. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end
digital property search and financing experience and a mortgage broking offering.

Move is a leading provider of online real estate services in the U.S. and primarily operates realtor.com
®
, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its Connections
SM
Plus and Advantage
SM
Pro products as well as its Opcity performance and subscription-based services. Move also offers a number of professional software and services products, including Top Producer
®
, and ListHub
TM
.
•
Other
—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy Group and costs related to the U.K. Newspaper Matters (as defined in Note 10—Commitments and Contingencies to the Consolidated Financial Statements). The Company’s Strategy Group identifies new products and services across its businesses to increase revenues and profitability and targets and assesses potential acquisitions, investments and dispositions.

Other Business Developments
In June 2019, the Company announced that it is reviewing strategic options for News America Marketing, including a potential sale, and discussions with interested parties are continuing. There is no assurance regarding the timing of any action or transaction, nor that the strategic review will result in a transaction or other strategic change.
The Company is currently reviewing strategic options for Unruly, including a potential sale. There is no assurance regarding the timing of any action or transaction, nor that the strategic review will result in a transaction or other strategic change.

RESULTS OF OPERATIONS
Results of Operations—For the three months ended September 30, 2019 versus the three months ended September 30, 2018
The following table sets forth the Company’s operating results for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

	For the three months ended September 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$995	$1,034	$(39)	(4)%
Advertising	608	664	(56)	(8)%
Consumer	387	400	(13)	(3)%
Real estate	218	227	(9)	(4)%
Other	132	199	(67)	(34)%

Total Revenues	2,340	2,524	(184)	(7)%
Operating expenses	(1,337)	(1,340)	3	—
Selling, general and administrative	(782)	(826)	44	5%
Depreciation and amortization	(162)	(163)	1	1%
Impairment and restructuring charges	(297)	(18)	(279)	**
Equity losses of affiliates	(2)	(3)	1	33%
Interest income (expense), net	4	(16)	20	**
Other, net	4	20	(16)	(80)%

(Loss) income before income tax benefit (expense)	(232)	178	(410)	**
Income tax benefit (expense)	21	(50)	71	**

Net (loss) income	(211)	128	(339)	**
Less: Net income attributable to noncontrolling interests	(16)	(27)	11	41%

Net (loss) income attributable to News Corporation	$(227)	$101	$(328)	**

** not meaningful
Revenues
— Revenues decreased $184 million, or 7%, for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019. The Revenue decrease for the three months ended September 30, 2019 was primarily due to lower revenues at the News and Information Services segment of $99 million, primarily due to the absence of the $48 million net benefit related to News UK’s exit from the partnership for
Sun Bets
in the first quarter of fiscal 2019, the $35 million negative impact of foreign currency fluctuations, weakness in the print advertising market and lower revenues at News America Marketing of $21 million, partially offset by price increases and digital subscriber growth across key mastheads. The decrease was also due to lower revenues at the Subscription Video Services segment of $51 million, primarily due to the $34 million negative impact of foreign currency fluctuations and lower subscription revenues, resulting from lower broadcast subscribers and changes in the subscriber package mix, partially offset by $20 million of higher revenues from Kayo and Foxtel Now.
The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $84 million for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying the results for each quarter in the current period by the difference between the average exchange rate for that quarter and the average exchange rate in effect during the corresponding quarter of the prior year and totaling the impact for all quarters in the current period.

Operating expenses
— Operating expenses decreased $3 million for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019. The decrease in Operating expenses for the three months ended September 30, 2019 was mainly due to lower operating expenses at the News and Information Services segment of $39 million, primarily due to the $18 million positive impact of foreign currency fluctuations, cost savings initiatives and lower newsprint, production and distribution costs. The decrease was offset by higher operating expenses at the Subscription Video Services segment of $20 million, primarily resulting from higher programming costs, and higher operating expenses at the Digital Real Estate Services segment of $10 million, mainly due to the acquisition of and continued investment in Opcity. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $44 million for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019.
Selling, general and administrative
—Selling, general and administrative decreased $44 million, or 5%, for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019. The decrease in Selling, general and administrative for the three months ended September 30, 2019 was mainly due to lower expenses of $39 million at the Subscription Video Services segment, primarily due to lower overhead costs, partially offset by higher expenses at the Other segment, partly related to an increase in equity compensation. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $27 million for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019.
Depreciation and amortization
— Depreciation and amortization expense decreased $1 million, or 1%, for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $7 million for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019.
Impairment and restructuring charges
— During the three months ended September 30, 2019 and 2018, the Company recorded restructuring charges of $24 million and $18 million, respectively.
During the three months ended September 30, 2019, the Company recognized non-cash
impairment charges of $273 million primarily related to the impairment of goodwill and indefinite-lived intangible assets at the News America Marketing reporting unit.
See Note 3—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Equity losses of affiliates
— Equity losses of affiliates improved by $1 million for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019. See Note 4—Investments in the accompanying Consolidated Financial Statements.
Interest income (expense), net
— Interest income (expense), net increased $20 million for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019, primarily due to the settlement of cash flow hedges related to debt maturities occurring in the first quarter of fiscal 2020 and lower third party interest expense due to repayments of maturing debt facilities.
Other, net
— Other, net decreased $16 million for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019. See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax benefit (expense)
— For the three months ended September 30, 2019, the Company recorded an income tax benefit of $21 million on a pre-tax
loss of $232 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The lower tax rate was primarily due to the lower tax benefit recorded on the impairment of News America Marketing’s goodwill and indefinite-lived intangible assets and by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses.
For the three months ended September 30, 2018, the Company recorded income tax expense of $50 million on pre-tax
income of $178 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

Management assesses available evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Based on management’s assessment of available evidence, it has been determined that it is more likely than not certain deferred tax assets in
U.S. Federal, State and
foreign jurisdictions may not be realized and therefore, a valuation allowance has been established against those tax assets.
Net (loss) income
— Net loss was $211 million for the three months ended September 30, 2019 as compared to Net income of $128 million in the corresponding period of fiscal 2019. The change in Net (loss) income was primarily due to non-cash
impairment charges of $273 million primarily related to the impairment of goodwill and indefinite-lived intangible assets at News America Marketing and lower Total Segment EBITDA, partially offset by lower tax expense.
Net income attributable to noncontrolling interests
—Net income attributable to noncontrolling interests decreased by $11 million for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019. The decrease in Net income attributable to noncontrolling interests for the three months ended September 30, 2019 was primarily due to lower results at Foxtel and at REA Group.
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
or
non-cash
items such as impairment and restructuring charges and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures and changes in tax positions or regimes, the Company provides users of its consolidated financial statements with insight into both its core operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its core business. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the core operating results of the Company across different periods. The following table reconciles Net (loss) income to Total Segment EBITDA for the three months ended September 30, 2019 and 2018:

	For the three months ended September 30,
	2019	2018
(in millions)
Net (loss) income	$(211)	$128
Add:
Income tax (benefit) expense	(21)	50
Other, net	(4)	(20)
Interest (income) expense, net	(4)	16
Equity losses of affiliates	2	3
Impairment and restructuring charges	297	18
Depreciation and amortization	162	163

Total Segment EBITDA	$221	$358

The following tables set forth the Company’s Revenues and Segment EBITDA for the three months ended September 30, 2019 and 2018:

	For the three months ended September 30,
	2019		2018
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
News and Information Services	$1,149	$56	$1,248	$109
Subscription Video Services	514	81	565	113
Book Publishing	405	49	418	68
Digital Real Estate Services	272	82	293	105
Other	—	(47)	—	(37)

Total	$2,340	$221	$2,524	$358

News and Information Services
(49% of the Company’s consolidated revenues in the three months ended September 30, 2019 and 2018, respectively)

	For the three months ended September 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$534	$529	$5	1%
Advertising	530	576	(46)	(8)%
Other	85	143	(58)	(41)%

Total revenues	1,149	1,248	(99)	(8)%
Operating expenses	(670)	(709)	39	6%
Selling, general and administrative	(423)	(430)	7	2%

Segment EBITDA	$56	$109	$(53)	(49)%

Revenues at the News and Information Services segment decreased $99 million, or 8%, for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019. The revenue decrease was primarily due to lower Other revenues of $58 million, primarily due to the absence of the $48 million net benefit related to News UK’s exit from the partnership for
Sun Bets
in the first quarter of fiscal 2019. Advertising revenues decreased $46 million, mainly due to weakness in the print advertising market, primarily in Australia, lower revenues at News America Marketing of $21 million and the $15 million negative impact of foreign currency fluctuations, partially offset by digital advertising growth in all markets. Circulation and subscription revenues for the three months ended September 30, 2019 increased $5 million as compared to the corresponding period of fiscal 2019 primarily due to price increases, mainly in Australia and the U.K., digital subscriber growth across all key mastheads, led by
The
Wall Street Journal
, and higher professional information business revenues at Dow Jones led by Risk & Compliance. These increases were partially offset by print volume declines in Australia and in the U.K., primarily at
The Sun
, and the $15 million negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $35 million for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019.
Segment EBITDA at the News and Information Services segment decreased $53 million, or 49%, for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019. The decrease was mainly due to lower contribution from News UK, News America Marketing and News Corp Australia of $36 million, $13 million and $10 million, respectively, primarily due to the absence of the benefit at News UK related to the exit from the partnership for
Sun Bets
in the first quarter of 2019 as well as lower revenues across the businesses, partially offset by cost savings initiatives, lower newsprint, production and distribution costs and higher contribution from Dow Jones of $10 million, primarily due to higher revenues.
Dow Jones
Revenues were $384 million for the three months ended September 30, 2019, an increase of $22 million, or 6%, as compared to revenues of $362 million in the corresponding period of fiscal 2019. Circulation and subscription revenues increased $18 million, primarily due to the $9 million impact from digital subscriber growth and digital subscription price increases at
The Wall Street Journal
, as well as $8 million of higher professional information business revenues led by Risk & Compliance. Advertising revenues increased $2 million, primarily due to digital advertising growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $2 million for the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019.
News Corp Australia
Revenues were $276 million for the three months ended September 30, 2019, a decrease of $33 million, or 11%, compared to revenues of $309 million in the corresponding period of fiscal 2019. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $18 million, or 6%, for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019. Advertising revenues decreased $23 million, primarily due to the $23 million impact of weakness in the print advertising market and the $10 million negative impact of foreign currency fluctuations, partially offset by an $8 million increase from the acquisition of an integrated marketing content agency and a $5 million increase due to digital advertising growth. Circulation and subscription revenues decreased $8 million, primarily due to the $6 million negative impact of foreign currency fluctuations, as print volume declines were mostly offset by cover price increases and digital subscriber growth.

News UK
Revenues were $223 million for the three months ended September 30, 2019, a decrease of $63 million, or 22%, as compared to revenues of $286 million in the corresponding period of fiscal 2019. The decrease in revenue mainly the result of lower Other revenues of $56 million, primarily due to the absence of the $48 million net benefit related to the exit from the partnership for
Sun Bets
in the first quarter of fiscal 2019. Circulation and subscription revenues decreased $7 million, primarily due to the $7 million negative impact of foreign currency fluctuations, as cover price increases across mastheads and digital subscriber growth offset single-copy volume declines, primarily at
The Sun.
Advertising revenue was flat, as digital advertising growth was offset by the $4 million negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $13 million, or 5% for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019.
News America Marketing
Revenues at News America Marketing were $200 million for the three months ended September 30, 2019, a decrease of $21 million, or 10%, as compared to revenues of $221 million in the corresponding period of fiscal 2019. The decrease was primarily related to $20 million of lower home delivered revenues, which include free-standing insert products, mainly due to lower volume and rates, partially offset by higher in-store
revenues due to higher customer spending.
Subscription Video Services
(22% of the Company’s consolidated revenues in the three months ended September 30, 2019 and 2018, respectively)

	For the three months ended September 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$451	$491	$(40)	(8)%
Advertising	51	57	(6)	(11)%
Other	12	17	(5)	(29)%

Total revenues	514	565	(51)	(9)%
Operating expenses	(344)	(324)	(20)	(6)%
Selling, general and administrative	(89)	(128)	39	30%

Segment EBITDA	$81	$113	$(32)	(28)%

For the three months ended September 30, 2019, revenues at the Subscription Video Services segment decreased $51 million, or 9%, as compared to the corresponding period of fiscal 2019. The revenue decrease for the three months ended September 30, 2019 was primarily due to the $34 million negative impact of foreign currency fluctuations and lower subscription revenues, resulting from lower broadcast subscribers and changes in the subscriber package mix, partially offset by $20 million of higher revenues from Kayo and Foxtel Now.
For the three months ended September 30, 2019, Segment EBITDA decreased $32 million or 28%, as compared to the corresponding period of fiscal 2019. The Segment EBITDA decrease for the three months ended September 30, 2019 was primarily due to the lower revenues discussed above, $16 million of higher sports programming costs due to Cricket Australia and accelerated entertainment programming cost amortization of $14 million. The decrease was partially offset by lower overhead costs.

Book Publishing
(17% of the Company’s consolidated revenues in the three months ended September 30, 2019 and 2018, respectively)

	For the three months ended September 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$387	$400	$(13)	(3)%
Other	18	18	—	—

Total revenues	405	418	(13)	(3)%
Operating expenses	(279)	(275)	(4)	(1)%
Selling, general and administrative	(77)	(75)	(2)	(3)%

Segment EBITDA	$49	$68	$(19)	(28)%

For the three months ended September 30, 2019, revenues at the Book Publishing segment decreased $13 million, or 3%, as compared to the corresponding period of fiscal 2019. The decrease for the three months ended September 30, 2019 was primarily due to lower sales of
Girl, Wash Your Face
by Rachel Hollis,
The Hate U Give
by Angie Thomas and
The Subtle Art Of Not Giving A F*ck
by Mark Manson, as well as the $5 million negative impact of foreign currency fluctuations. Digital sales represented approximately 22% of Consumer revenues during the three months ended September 30, 2019. Digital sales decreased approximately 5% as compared to the corresponding period of fiscal 2019, primarily due to the lower revenues discussed above.
For the three months ended September 30, 2019, Segment EBITDA at the Book Publishing segment decreased $19 million, or 28%, as compared to the corresponding period of fiscal 2019. The decrease was primarily due to the mix of titles.
Digital Real Estate Services
(12% of the Company’s consolidated revenues in the three months ended September 30, 2019 and 2018, respectively)

	For the three months ended September 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$10	$14	$(4)	(29)%
Advertising	27	31	(4)	(13)%
Real estate	218	227	(9)	(4)%
Other	17	21	(4)	(19)%

Total revenues	272	293	(21)	(7)%
Operating expenses	(45)	(35)	(10)	(29)%
Selling, general and administrative	(145)	(153)	8	5%

Segment EBITDA	$82	$105	$(23)	(22)%

For the three months ended September 30, 2019, revenues at the Digital Real Estate Services segment decreased $21 million, or 7%, as compared to the corresponding period of fiscal 2019. At REA Group, revenues decreased $24 million, or 14%, to $149 million for the three months ended September 30, 2019 from $173 million in the corresponding period of fiscal 2019. The lower revenues were primarily due to a decrease in Australian residential depth revenue driven by softness in listing volumes, the $10 million negative impact of foreign currency fluctuations and the extended duration of Premier All listings. Revenues at Move increased $5 million, or 4%, to $123 million for the three months ended September 30, 2019 from $118 million in the corresponding period of fiscal 2019, primarily due to the acquisition of Opcity which contributed $7 million of revenues, partially offset by lower revenues from software and services.
For the three months ended September 30, 2019, Segment EBITDA at the Digital Real Estate Services segment decreased $23 million, or 22%, as compared to the corresponding period of fiscal 2019. The decrease in Segment EBITDA was primarily due to the lower revenues at REA Group discussed above and the $16 million impact associated with the acquisition of and continued investment in Opcity, partially offset by lower costs at Move. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Segment EBITDA decrease of $5 million for the three months ended September 30, 2019 as compared to the corresponding period of fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of September 30, 2019, the Company’s cash and cash equivalents were $1.44 billion. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future, including repayment of indebtedness. The Company also has available borrowing capacity under the Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit rating or absence of a credit rating and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the current state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for further discussion.
As of September 30, 2019, the Company’s consolidated assets included $537 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $53 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.
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
Issuer Purchases of Equity Securities
In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the three months ended September 30, 2019 and 2018. Through November 1, 2019, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of November 1, 2019 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

The Company did not purchase any of its Class B Common Stock during the three months ended September 30, 2019 and 2018.
Dividends
In August 2019, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 16, 2019 to stockholders of record at the close of business on September 11, 2019. In August 2018, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 17, 2018 to stockholders of record at the close of business on September 12, 2018. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—For the three months ended September 30, 2019 versus the three months ended September 30, 2018
Net cash provided by operating activities for the three months ended September 30, 2019 and 2018 was as follows (in millions):

For the three months ended September 30,	2019	2018
Net cash provided by operating activities	$27	$113

Net cash provided by operating activities decreased by $86 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease was primarily due to lower Total Segment EBITDA, partially offset by lower working capital.
Net cash used in investing activities for the three months ended September 30, 2019 and 2018 was as follows (in millions):

For the three months ended September 30,	2019	2018
Net cash used in investing activities	$(118)	$(121)

During the three months ended September 30, 2019, the Company used $117 million of cash for capital expenditures, of which $66 million related to Foxtel.
During the three months ended September 30, 2018, the Company used $133 million of cash for capital expenditures, of which $69 million related to Foxtel.
Net cash used in financing activities for the three months ended September 30, 2019 and 2018 was as follows (in millions):

For the three months ended September 30,	2019	2018
Net cash used in financing activities	$(95)	$(124)

Net cash used in financing activities decreased by $29 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. During the three months ended September 30, 2019, the Company repaid $290 million of borrowings related to Foxtel and made dividend payments of $22 million to REA Group minority stockholders. The net cash used in financing activities for the three months ended September 30, 2019 was partially offset by new borrowings related to Foxtel of $199 million and the net settlement of hedges of $57 million.

During the three months ended September 30, 2018, the Company repaid borrowings of $192 million, mainly related to Foxtel, and redeemed the Company’s redeemable preferred stock for $20 million. The net cash used in financing activities for the three months ended September 30, 2018 was partially offset by borrowings related to Foxtel of $131 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the three months ended September 30,
	2019	2018
	(in millions)
Net cash provided by operating activities	$27	$113
Less: Capital expenditures	(117)	(133)

	(90)	(20)
Less: REA Group free cash flow	(28)	(38)
Plus: Cash dividends received from REA Group	35	37

Free cash flow available to News Corporation	$(83)	$(21)

Free cash flow available to News Corporation decreased by $62 million in the three months ended September 30, 2019 to ($83) million from ($21) million in the corresponding period of fiscal 2019, primarily due to lower cash provided by operating activities, partially offset by lower capital expenditures as discussed above.
Borrowings
As of September 30, 2019, the Company had total borrowings of $1.3 billion, including the current portion. The Company’s borrowings as of such date reflect $1.1 billion of outstanding debt incurred by certain subsidiaries of Foxtel (together with Foxtel, the “Foxtel Debt Group”) that the Company consolidated upon completion of the combination of Foxtel and FOX SPORTS Australia (the “Transaction”). The Foxtel Debt Group indebtedness includes U.S. private placement senior unsecured notes and drawn amounts under its revolving credit facilities with maturities ranging from fiscal 2020 to 2025 and is guaranteed by certain members of the Foxtel Debt Group. In accordance with ASC 805 “Business Combinations” (“ASC 805”), these debt instruments were recorded at fair value as of the Transaction date. During the three months ended September 30, 2019, the Foxtel Debt Group had repayments of approximately $290 million, including the repayment of $150 million aggregate principal amount of senior unsecured notes maturing in July 2019 and $75 million aggregate principal amount of senior unsecured notes maturing in September 2019, and borrowings of approximately $199 million. Approximately $135 million and $325 million aggregate principal amount outstanding of the Foxtel Debt Group indebtedness will mature during the remainder of fiscal 2020 and in fiscal 2021, respectively. The Foxtel Debt Group expects to repay, in the near term, the majority of this indebtedness through a combination of new indebtedness and the proceeds from an additional A$200 million shareholder loan from the Company. The remaining balance of indebtedness is expected to be repaid primarily through additional debt refinancing and cash on hand. The Company previously provided A$500 million of shareholder loans to the Foxtel Debt Group in fiscal 2019 and also provided an A$200 million revolving credit facility to the Foxtel Debt Group for working capital purposes during the three months ended September 30, 2019. The shareholder loans bear interest at a variable rate of Australian BBSY plus an applicable margin ranging from 6.30% to 7.75% and mature in December 2027. The working capital facility bears interest at a variable rate of Australian BBSY plus an applicable margin ranging from 1.60% to 2.70% and matures in July 2024.
The Company’s borrowings as of September 30, 2019 also reflect the indebtedness of REA Group. REA Group has outstanding borrowings of $209 million, of which approximately $162 million (A$240 million) will mature in December 2019. The Company expects REA Group to fund this debt repayment primarily through a combination of cash on hand and debt refinancing.
The Company has additional borrowing capacity under its unsecured $650 million revolving credit facility (the “Facility”), which can be increased up to a maximum amount of $900 million at the Company’s request. The lenders’ commitments to make the Facility available terminate on October 23, 2020, provided the Company may request that the commitments be extended under certain circumstances for up to two additional one-year
periods. As of the date of this filing, the Company has not borrowed any funds under the Facility. In addition, the Company has $41 million of undrawn commitments under the Foxtel Debt Group’s revolving credit facilities.
The Company’s borrowings contain customary representations, covenants, and events of default. The Company was in compliance with all such covenants at September 30, 2019.
See Note 5—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including certain information about interest rates and maturities related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2019 have not changed significantly from the disclosures included in the 2019 Form
10-K.
Contingencies
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
The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. See Note 10 – Commitments and Contingencies in the accompanying Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2019 Form
10-K
.
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
and
15(d)-15(f)
under the Exchange Act) during the Company’s first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to the discussion set forth under “Legal Proceedings” in the Company’s 2019 Form
10-K.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in the Company’s 2019 Form
10-K,
except as set forth below:
Certain FCC Rules and Regulations and the Separation and Distribution Agreement May Restrict the Company From Acquiring or Owning Certain Types of Assets in the U.S.
The Federal Communications Commission (“FCC”) has promulgated certain rules and regulations that limit the common ownership of radio and television broadcast stations and the common ownership of broadcast stations and newspapers (the “Broadcast Ownership Rules”) and place commercial restrictions on a cable network programmer in which a cable television operator holds an ownership interest (the “Program Access Rules”). In November 2017, the FCC voted to eliminate the Broadcast Ownership Rules, and the order became effective in February 2018. However, in September 2019, a panel of the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) issued a mandate vacating the FCC’s order and reinstating the Broadcast Ownership Rules. The FCC petitioned the Third Circuit for en banc review in November 2019, which automatically stayed the issuance of the mandate during the Third Circuit’s review of the petition and any potential en banc proceedings. However, if the Third Circuit denies the FCC’s petition or the full court upholds the panel’s decision, the Broadcast Ownership Rules would be reinstated.
Under the FCC’s rules for determining ownership of the media assets described above, the Murdoch Family Trust’s ownership interest in both the Company and FOX would generally result in each company’s businesses and assets being attributable to the Murdoch Family Trust for purposes of determining compliance with the Broadcast Ownership Rules and the Program Access Rules. Consequently, the Company may be restricted from taking advantage of certain acquisition or investment opportunities, including, for example, the acquisition of a newspaper in the same local market in which FOX owns or operates a television station. In addition, the Company agreed in the Separation and Distribution Agreement, as amended, that if it acquires newspapers, radio or television broadcast stations or television broadcast networks in the U.S. and such acquisition would impede or be reasonably likely to impede FOX’s business under the Broadcast Ownership Rules or any other federal statute or FCC rule that limits, directly or indirectly, the ownership or control of radio broadcast stations, television broadcast stations, newspapers and/or television broadcast networks, including FOX’s ability to own and operate its television stations or otherwise comply with such rules or statutes, then the Company will be required to take certain actions, including divesting assets, in order to permit FOX to hold its media interests and to comply with such rules or statutes. The Company also agreed not to acquire an interest in a multichannel video programming distributor, including a cable television operator, if such acquisition would subject FOX to the Program Access Rules to which it is not then subject. This agreement effectively limits the activities or strategic business alternatives available to the Company if such activities or strategic business alternatives implicate the Broadcast Ownership Rules or Program Access Rules or any other federal statute or FCC rule that limits, directly or indirectly, the ownership or control of radio broadcast stations, television broadcast stations, newspapers and/or television broadcast networks, and would impede or be reasonably likely to impede FOX’s business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 8, 2019, the Board of Directors of the Company approved the assumption by Susan Panuccio, the Company’s Chief Financial Officer, of the duties of the Principal Accounting Officer from Kevin Halpin, the Company’s Deputy Chief Financial Officer, effective as of the same date.

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

101
The following financial information from the Company’s Quarterly Report on Form
10-Q
for the quarter ended September 30, 2019 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three months ended September 30, 2019 and 2018 (unaudited); (ii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended September 30, 2019 and 2018 (unaudited); (iii) Consolidated Balance Sheets as of September 30, 2019 (unaudited) and June 30, 2019 (audited); (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Susan Panuccio
Susan Panuccio
Chief Financial Officer

Date: November 8, 2019