Form 10-Q
period 2019-12-31
NEWS CORP
filed 2020-02-07
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission File Number
001-35769

NEWS CORP
ORATION
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
As of January 31, 2020,
388,635,928
shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM
10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended		For the six months ended
		December 31,		December 31,
	Notes	2019	2018	2019	2018
Revenues:
Circulation and subscription		$990	$1,029	$1,985	$2,063
Advertising		677	718	1,285	1,382
Consumer		421	478	808	878
Real estate		242	248	460	475
Other		149	154	281	353

Total Revenues	2	2,479	2,627	4,819	5,151
Operating expenses		(1,350)	(1,484)	(2,687)	(2,824)
Selling, general and administrative		(774)	(773)	(1,556)	(1,599)
Depreciation and amortization		(162)	(163)	(324)	(326)
Impairment and restructuring charges	3	(29)	(19)	(326)	(37)
Equity losses of affiliates	4	(3)	(6)	(5)	(9)
Interest expense, net		(8)	(15)	(4)	(31)
Other, net	1 3	2	7	6	27

Income (loss) before income tax expense		155	174	(77)	352
Income tax expense	1 1	(52)	(55)	(31)	(105)

Net income (loss)		103	119	(108)	247
Less: Net income attributable to noncontrolling interests		(18)	(24)	(34)	(51)

Net income (loss) attributable to News Corporation stockholders		$85	$95	$(142)	$196

Net income (loss) attributable to News Corporation stockholders per share:	9
Basic		$0.15	$0.16	$(0.24)	$0.34
Diluted		$0.14	$0.16	$(0.24)	$0.33

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; millions)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income (loss)	$103	$119	$(108)	$247
Other comprehensive income (loss):
Foreign currency translation adjustments	199	(147)	14	(257)
Net change in the fair value of cash flow hedges (a)	—	5	(14)	7
Benefit plan adjustments, net (b)	(13)	8	(2)	13

Other comprehensive income (loss)	186	(134)	(2)	(237)

Comprehensive income (loss)	289	(15)	(110)	10
Less: Net income attributable to noncontrolling interests	(18)	(24)	(34)	(51)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(36)	28	9	56

Comprehensive income (loss) attributable to News Corporation stockholders	$235	$(11)	$(135)	$15

(a)	Net of income tax benefit of nil for the three months ended December 31, 2019 and 2018, respectively, and income tax (benefit) expense of ($3) million and $1 million for the six months ended December 31, 2019 and 2018, respectively.
(b)	Net of income tax (benefit) expense of ($4) million and $2 million for the three months ended December 31, 2019 and 2018, respectively, and income tax (benefit) expense of ($1) million and $3 million for the six months ended December 31, 2019 and 2018, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)
		As of	As of
	Notes	December 31, 2019	June 30, 2019
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,272	$1,643
Receivables, net	1 3	1,570	1,544
Inventory, net		358	348
Other current assets		518	515

Total current assets		3,718	4,050

Non-current assets:
Investments	4	325	335
Property, plant and equipment, net		2,476	2,554
Operating lease right-of-use assets	6	1,299	—
Intangible assets, net		2,257	2,426
Goodwill		4,976	5,147
Deferred income tax assets	11	283	269
Other non-current assets	1 3	948	930

Total assets		$16,282	$15,711

Liabilities and Equity:
Current liabilities:
Accounts payable		$375	$411
Accrued expenses		1,072	1,328
Deferred revenue	2	411	428
Current borrowings	5	—	449
Other current liabilities	1 3	869	724

Total current liabilities		2,727	3,340

Non-current liabilities:
Borrowings	5	1,201	1,004
Retirement benefit obligations		258	266
Deferred income tax liabilities	1 1	268	295
Operating lease liabilities	6	1,343	—
Other non-current liabilities		358	495
Commitments and contingencies	1 0
Class A common stock (a)		4	4
Class B common stock (b)		2	2
Additional paid-in capital		12,183	12,243
Accumulated deficit		(2,114)	(1,979)
Accumulated other comprehensive loss		(1,117)	(1,126)

Total News Corporation stockholders’ equity		8,958	9,144
Noncontrolling interests		1,169	1,167

Total equity	7	10,127	10,311

Total liabilities and equity		$16,282	$15,711

(a)
Class A common stock
, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 388,601,457 and 385,580,015 shares issued and outstanding, net of 27,368,413 treasury shares at par at December 31, 2019 and June 30, 2019, respectively.

(b)
Class B common stock
, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at December 31, 2019 and June 30, 2019, respectively
.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the six months ended
		December 31,
	Notes	2019	2018
Operating activities:
Net (loss) income		$(108)	$247
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization		324	326
Operating lease expense	6	86	—
Equity losses of affiliates	4	5	9
Cash distributions received from affiliates		5	27
Impairment charges	3	292	—
Other, net	13	(6)	(27)
Deferred income taxes and taxes payable	11	(35)	40
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(1,661)	(140)
Inventories, net		3	(43)
Accounts payable and other liabilities		1,287	(81)

Net cash provided by operating activities		192	358

Investing activities:
Capital expenditures		(237)	(264)
Acquisitions, net of cash acquired		(2)	(185)
Investments in equity affiliates and other		(8)	(13)
Proceeds from business dispositions		—	5
Proceeds from property, plant and equipment and other asset dispositions		10	32
Other, net		3	16

Net cash used in investing activities		(234)	(409)

Financing activities:
Borrowings	5	917	263
Repayment of borrowings	5	(1,161)	(470)
Dividends paid		(81)	(81)
Other, net		(3)	(45)

Net cash used in financing activities		(328)	(333)

Net change in cash and cash equivalents		(370)	(384)
Cash and cash equivalents, beginning of year		1,643	2,034
Exchange movement on opening cash balance		(1)	(32)

Cash and cash equivalents, end of year		$1,272	$1,618

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
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, the Company reclassified the costs associated with certain initiatives previously included within the Other segment to the News and Information Services segment as these initiatives directly benefit this segment. For the three and six months ended December 31, 2018, these reclassifications increased Selling, general and administrative by $8 million and $15 million, respectively, for the News and Information Services segment.
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2020 and fiscal 2019 include 52 weeks. All references to the three and six months ended December 31, 2019 and 2018 relate to the three and six months ended December 29, 2019 and December 30, 2018, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of December 31.
Recently Issued Accounting Pronouncements
Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
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
1
,
2019
. As a result of the adoption, the Company recorded operating lease right-of-use
assets, current lease liabilities and noncurrent lease liabilities for its operating leases of approximately $
1.4
 billion, $
0.2
 billion and

$1.4 billion, respectively, on July 1,

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2019. The Company also recorded a $
9
 million adjustment related to previous sale leaseback transactions, which decreased the Accumulated deficit balance as of July 1, 2019. The Company’s adoption of ASU
2016-02
also resulted in the reclassification of prepaid and deferred rent to Operating lease right-of-use
assets. See Note 6—Leases.
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
In February 2018, the FASB issued ASU
2018-02,
“Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU
 2018-02”).
The amendments in ASU
2018-02
provide a reclassification from Accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”). ASU
2018-02
is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company adopted the guidance as of July 1, 2019 and elected to not reclassify the stranded tax effects resulting from the Tax Act from Accumulated other comprehensive loss to Accumulated deficit. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.
In April 2019, the FASB issued ASU
2019-04,
“Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU
 2019-04”).
The amendments in ASU
2019-04
clarify certain aspects of accounting for credit losses, hedging activities and financial instruments. For entities that have adopted ASU
2017-12,
the effective date and transition requirements for ASU
2019-04
are the same as the effective date and transition requirements for ASU
2017-12.
For entities that have adopted ASU
2016-01,
“Financial Instruments—Overall (Subtopic
825-10):
Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU
2016-01”),
ASU
2019-04
is effective for annual and interim reporting periods beginning July 1, 2020 and early adoption is permitted. For clarifications around credit losses, the effective date will be the same as the effective date in ASU
2016-13

(described below)
.
The Company adopted the amendments in ASU
2019-04
related to ASU
2017-12
and ASU
2016-01
as of July 1, 2019. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.
Issued
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The amendments in ASU
2016-13
require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU
2016-13
must be adopted on a modified-retrospective
basis
and is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU
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
ASU
2019-02
must be adopted on a prospective basis and is effective for the Company for annual and interim reporting periods beginning July 1, 2020, with early adoption permitted. The Company is currently evaluating the impact ASU
2019-02
will have on its Consolidated Financial Statements.
In December 2019, the FASB issued ASU
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU
2019-12”).
The amendments in ASU
2019-12
remove certain exceptions to the general principles in Topic 740 and simplify other areas of Topic 740 including the accounting for and recognition of intraperiod tax allocation, deferred tax liabilities for outside basis differences for certain foreign subsidiaries, year-to-date
losses in interim periods, deferred tax assets for
g
oodwill in business combinations and franchise taxes in income tax expense. ASU
2019-12
is effective for the Company for annual and interim reporting periods beginning July 1, 2021, with early adoption permitted. The Company is currently evaluating the impact ASU
2019-12
will have on its Consolidated Financial Statements.
NOTE 2. REVENUES
The following tables presents the Company’s disaggregated revenues for the three and six months ended December 31, 2019 and 2018:

	For the three months ended December 31, 2019
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$541	$439	$—	$9	$1	$990
Advertising	599	53	—	25	—	677
Consumer	—	—	421	—	—	421
Real estate	—	—	—	242	—	242
Other	101	9	21	18	—	149

Total Revenues	$1,241	$501	$442	$294	$1	$2,479

	For the three months ended December 31, 2018
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$526	$490	$—	$13	$—	$1,029
Advertising	632	55	—	31	—	718
Consumer	—	—	478	—	—	478
Real estate	—	—	—	248	—	248
Other	99	17	18	19	1	154

Total Revenues	$1,257	$562	$496	$311	$1	$2,627

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2019
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,075	$890	$—	$19	$1	$1,985
Advertising	1,129	104	—	52	—	1,285
Consumer	—	—	808	—	—	808
Real estate	—	—	—	460	—	460
Other	186	21	39	35	—	281

Total Revenues	$2,390	$1,015	$847	$566	$1	$4,819

	For the six months ended December 31, 2018
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,055	$981	$—	$27	$—	$2,063
Advertising	1,208	112	—	62	—	1,382
Consumer	—	—	878	—	—	878
Real estate	—	—	—	475	—	475
Other	242	34	36	40	1	353

Total Revenues	$2,505	$1,127	$914	$604	$1	$5,151

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and six months ended December 31, 2019 and 2018:

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Balance, beginning of period	$448	$436	$428	$510
Deferral of revenue	754	742	1,575	1,337
Recognition of deferred revenue (a)	(797)	(747)	(1,591)	(1,417)
Other	6	(1)	(1)	—

Balance, end of period	$411	$430	$411	$430

(a)	For the three and six months ended December 31, 2019, the Company recognized approximately $232 million and $329 million, respectively, of revenue which was included in the opening deferred revenue balance. For the three and six months ended December 31, 2018, the Company recognized $267 million and $421 million, respectively, of revenue which was included in the opening deferred revenue balance.

Contract assets were immaterial for disclosure as of December 31, 2019 and 2018.
Other revenue disclosures
The Company typically expenses sales commissions incurred to obtain a customer contract as those amounts are incurred as the amortization period is twelve months or less. These costs are recorded within Selling, general and administrative in the Statements of Operations. The Company also does not capitalize significant financing components when the transfer of the good or service is paid within twelve months or less, or the receipt of consideration is received within twelve months or less of the transfer of the good or service.
For
the three and six months ended December 31, 2019
,
 the Company recognized approximately $74 million
 and $154 million, respectively,
in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period.

The remaining transaction price related to unsatisfied performance obligations as of December 31, 2019 was approximately $543 million, of which approximately $111 million is expected to be recognized over the remainder of fiscal 2020, approximately $196 million is expected to be recognized in fiscal 2021, approximately $87 million is expected to be recognized in fiscal 2022, and approximately $36 million is expected to be recognized in fiscal 2023, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606.
NOTE 3. IMPAIRMENT AND RESTRUCTURING CHARGES
Fiscal 2020
During the three months ended December 31, 2019, the Company recognized a non-cash
impairment charge of
$19 million

related to a reporting unit in the News and Information Services segment.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended December 31, 2019, the Company recognized non-cash
impairment charges of $292 million, primarily related to the impairment of goodwill and indefinite-lived intangible assets at the News America Marketing reporting unit. As a result of the Company’s continued review of strategic options for the News America Marketing business, and other market indicators, the Company determined that the fair value of the reporting unit was less than its carrying value. As a result, the Company recorded a $122 million non-cash
impairment charge to goodwill and a $113 million
non-cash
impairment charge to intangible assets. The assumptions utilized in the income approach valuation method for News America Marketing were discount rates (ranging from
17.0%-18.5%)
and long-term growth rates (ranging from
0.6%-1.5%).
During the three and six months ended December 31, 2019, the Company recorded restructuring charges of $10 million and $34 million, respectively, of which $7 million and $26 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2020 were for employee termination benefits.
Fiscal 2019
During the three and six months ended December 31, 2018, the Company recorded restructuring charges of $19 million and $37 million, respectively, of which $15 million and $32 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2019 were for employee termination benefits.
Changes in restructuring program liabilities were as follows:

	For the three months ended December 31,
	2019				2018
	One time				One time
	employee	Facility			employee	Facility
	termination	related			termination	related
	benefits	costs	Other costs	Total	benefits	costs	Other costs	Total
	(in millions)
Balance, beginning of period	$22	$—	$10	$32	$23	$2	$11	$36
Additions	10	—	—	10	19	—	—	19
Payments	(17)	—	(1)	(18)	(21)	—	—	(21)
Other	1	—	—	1	(1)	—	—	(1)

Balance, end of period	$16	$—	$9	$25	$20	$2	$11	$33

	For the six months ended December 31,
	2019				2018
	One time				One time
	employee	Facility			employee	Facility
	termination	related			termination	related
	benefits	costs	Other costs	Total	benefits	costs	Other costs	Total
	(in millions)
Balance, beginning of period	$28	$2	$10	$40	$29	$2	$11	$42
Additions	34	—	—	34	37	—	—	37
Payments	(46)	—	(1)	(47)	(44)	—	(1)	(45)
Other	—	(2)	—	(2)	(2)	—	1	(1)

Balance, end of period	$16	$—	$9	$25	$20	$2	$11	$33

As of December 31, 2019, restructuring liabilities of approximately $16 million were included in the Balance Sheet in Other current liabilities and $9 million were included in Other non-current
liabilities.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE
4
. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of December 31, 2019	As of December 31, 2019	As of June 30, 2019
		(in millions)
Equity method investments (a)	various	$139	$148
Equity securities (b)	various	186	187

Total Investments		$325	$335

(a)	Equity method investments are primarily comprised of Foxtel’s investment in Nickelodeon Australia Joint Venture and Elara Technologies Pte. Ltd. (“Elara”), which operates PropTiger.com, Makaan.com and Housing.com.
(b)	Equity securities are primarily comprised of certain investments in China and the Company’s investment in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets.
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

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
	(in millions)		(in millions)
Total losses recognized on equity securities	$(6)	$(44)	$(5)	$(29)
Less: Net gains recognized on equity securities sold	—	—	—	—

Unrealized losses recognized on equity securities held at end of period	$(6)	$(44)	$(5)	$(29)

Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $3 million and $5 million for the three and six months ended December 31, 2019, respectively, and $6 million and $9 million, respe
ctively
,
for the corresponding periods of fiscal 2019.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE
5
. BORROWINGS
The Company’s total borrowings consist of the foll
o
wing:

	Interest rate at December 31, 2019	Maturity at December 31, 2019	As of December 31, 2019	As of June 30, 2019
			(in millions)
Foxtel Group
Credit facility 2014 — tranche 2 (a)	—	Jan 31, 2020	$—	$56
Credit facility 2015 (a)	—	Jul 31, 2020	—	281
Credit facility 2016 (a)	—	Sept 11, 2021	—	193
Credit facility 2019 (b) (c)	3.94%	Nov 22, 2022	425	—
Term loan facility 2019 (d)	6.25%	Nov 22, 2024	174	—
Working capital facility 201 7 (a) (c) (e) (f)	3.90%	Nov 22, 2022	12	56
US private placement 2009 — tranche 3 ( g )	—	Sept 24, 2019	—	75
US private placement 2012 — USD portion — tranche 1 ( g )	—	Jul 25, 2019	—	150
US private placement 2012 — USD portion — tranche 2 ( h )	4.27%	Jul 25, 2022	199	199
US private placement 2012 — USD portion — tranche 3 ( h )	4.42%	Jul 25, 2024	148	149
US private placement 2012 — AUD portion	7.04%	Jul 25, 2022	75	77
REA Group
Credit facility 2016 — tranche 3 ( i )	—	Dec 31, 2019	—	168
Credit facility 2018 ( j )	1.93%	Apr 27, 2021	49	49
Credit facility 2019 (j) (k)	1.95%	Dec 2, 2021	119	—
Total borrowings			1,201	1,453
Less: current portion ( l )			—	(449)

Long-term borrowings			$1,201	$1,004

(a)
During November 2019, certain subsidiaries of NXE Australia Pty Limited (“Foxtel” and together with such subsidiaries, the “Foxtel Debt Group”) repaid the outstanding borrowings under these facilities using a combination of new indebtedness and an
A$200 million shareholder loan provided by the Company.

(b)	During November 2019, the Foxtel Debt Group entered into an A$610 million revolving credit facility maturing in November 2022 (the “2019 Credit Facility”).
(c)
Borrowings under these facilities bear interest at a floating rate of the
Australian BBSY plus an applicable margin of between
2.00% and 3.75%
per annum depending on the Foxtel Debt Group’s net leverage ratio. As of December 31, 2019, the Foxtel Debt Group was paying a margin of 3.00% on drawn amounts under these facilities.

(d)
During November 2019,

the Foxtel Debt Group entered into an A
$250 million
term loan facility maturing in November 2024 (the “2019 Term Loan Facility”). Borrowings under the 2019 Term Loan Facility bear interest at a fixed rate of
6.25%
 per annum.

(e)
During November 2019, the Foxtel Debt Group amended its 2017 Working Capital Facility which, among other things, extended the remaining term to three years, decreased the capacity under the facility from A
$100
 million to
A
$40
million and increased the applicable margin.

(f)	As of December 31, 2019, the Foxtel Debt Group has undrawn commitments of $11 million under this facility for which it pays a commitment fee of 45% of the applicable margin.
(g)
During the first quarter of fiscal 2020, the Foxtel Debt Group repaid $
150
million aggregate principal amount of senior unsecured notes which matured in July 2019 and $
75
 million aggregate principal amount of senior unsecured notes which matured in September 2019.

(h)	The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 8 —Financial Instruments and Fair Value Measurements.
(i)	During December 2019, REA Group repaid the final A$ 240 million tranche of its A$ 480 million revolving loan facility using a combination of cash on hand and new indebtedness.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(j)
Borrowings under these facilities bear interest at a floating rate of the Australian BBSY plus a margin of between 0.85% and 1.40% depending on REA Group’s net leverage ratio. As of December 31, 2019, REA Group was paying a margin of 0.85% on drawn amounts under these facilities.

(k)	During December 2019, REA Group entered into an A$170 million unsecured syndicated revolving loan facility maturing in December 20 21 (the “2019 REA Group Credit Facility”).
(l)
The Company classifies the current portion of long term debt as non-current
liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC
470-50
“Debt.”

Foxtel Group Borrowings
In November 2019, the Foxtel Debt Group completed a debt refinancing resulting in the repayment of A$1.1 billion of debt
capacity
consisting of
its A$
200
 million credit facility maturing in January 2020, its A$400 million credit facility maturing in July 2020, its A$400 million credit facility maturing in September 2021 and amounts outstanding under the 2017 Working Capital Facility. The repayments were funded with approximately A$1.1 billion of new facilities which included proceeds from the 2019 Credit Facility, the 2019 Term Loan Facility and an A$200 million shareholder loan from
the Company. In addition, the Foxtel Debt Group amended its 2017 Working Capital Facility which, among other things, extended the remaining term to three years, decreased the capacity under the facility from A$100 million to A$40 million and increased the applicable margin.
Borrowings under the 2019 Credit Facility bear interest at a floating rate of the Australian BBSY plus an applicable margin of between 2.00% and 3.75% per annum depending on the Foxtel Debt Group’s net leverage ratio and carry a commitment fee of 45% of the applicable margin on any undrawn balance. Borrowings under the 2019 Term Loan Facility bear interest at a fixed rate of 6.25%. As of December 31, 2019, the Foxtel Debt Group had drawn down the full A$610 million available under the 2019 Credit Facility and A$250 million available under the 2019 Term Loan Facility.
The agreements governing the 2019 Credit Facility and 2019 Term Loan Facility contain customary affirmative and negative covenants and events of default, with customary exceptions, including covenants restricting or prohibiting members of the Foxtel Debt Group from, among other things, undertaking certain transactions, disposing of certain properties or assets, merging or consolidating with any other person, making financial accommodation available, giving guarantees, creating or permitting certain liens and undergoing fundamental business changes. In addition, the agreements require the Foxtel Debt Group to maintain a ratio of net debt to Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”), as adjusted under the applicable agreements, of not more than 3.75 to 1.0 for fiscal 2020, not more than 3.50 to 1.0 for fiscal 2021 and not more than 3.25 to 1.0 for fiscal 2022 and thereafter. The 2019 Credit Facility and the 2019 Term Loan Facility require the Foxtel Debt Group to maintain a net interest coverage ratio of not less than 3.5 to
1.0. Borrowings under the 2019 Credit Facility and 2019 Term Loan Facility are only guaranteed by the members of the Foxtel Debt Group, and there are no assets pledged as collateral for any of the borrowings.
In February
2020, the Foxtel Debt Group entered into a subordinated shareholder loan facility agreement (the “Telstra Facility”) with Telstra, an Australian Securities Exchange (“ASX”)-listed telecommunications company which owns a 35% interest in Foxtel. The Telstra Facility provides Foxtel with up to A$170 million that can be used to finance cable transmission costs due to Telstra under a services arrangement between Foxtel and Telstra. The Telstra Facility bears interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. The terms of the Telstra Facility allow for the capitalization of accrued interest to the principal outstanding.
REA Group Facilities
In December 2019, REA Group completed a debt refinancing
in which it repaid
the final A$240 million tranche of its A$480

million revolving loan facility with the proceeds of the new 2019 REA Group Credit Facility and cash on hand. Borrowings under the 2019 REA Group Credit Facility bear interest at a floating rate of the Australian BBSY plus a margin of between 0.85% and 1.30% depending on REA Group’s net leverage ratio and carry a commitment fee of 40% of the applicable margin on any undrawn balance. As of December 31, 2019, REA Group had drawn down the full A$170 million available under the 2019 REA Group
 Cred
it
 Facility.

The 2019 REA Group
Cre
dit
Facility requires REA Group to maintain a net leverage ratio of not more than
3.25
to 1.0 and a net interest coverage ratio of not less than
3.0
to 1.0.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

News Corp Revolving Credit Facility
In December 2019, the Company terminated its existing unsecured $650 million revolving credit facility, and entered into a new credit agreement (the “2019 Credit Agreement”) which provides for an unsecured $750 million revolving credit facility (the “2019 News Corp
Cred
it
Facility”) that can be used for general corporate purposes. The 2019 News Corp
Credit
Facility has a sublimit of $100 million available for issuances of letters of credit. Under the 2019 Credit Agreement, the Company may request increases in the amount of the facility up to a maximum amount of $1 billion. The lenders’ commitments to make the 2019 News Corp
 Credit

Facility available terminate on
December 12, 2024
,
and
the Company may request that the commitments be extended under certain circumstances for up to two additional one-year periods.
Interest on borrowings under the 2019 News Corp
Credit
Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the 2019 Credit agreement. The applicable margin and the commitment fee are based on the pricing grid in the 2019 Credit Agreement, which varies based on the Company’s adjusted operating income net
leverage ratio. As of December 31, 2019, the Company was paying a commitment fee of 0.20% on any undrawn balance and an applicable margin of 0.375% for a Base Rate borrowing and 1.375% for a Eurodollar Rate borrowing. As of December 31, 2019, the Company has no
t borrowed any funds under the 2019 News Corp Facility.
The 2019 Credit Agreement contains certain customary affirmative and negative covenants and events of default with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of all subsidiaries taken as a whole. In addition, the
2019 Credit Agreement requires the Company to maintain an adjusted operating income net leverage ratio of not more than 3.0 to 1.0, subject to certain adjustments following a material acquisition, and a net interest coverage ratio of not less than 3.0 to 1.0.
Covenants
The Company’s borrowings contain customary representations, covenants, and events of default, including those discussed above. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Company’s debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at December 31, 2019.

NOTE 6. LEASES
On July 1, 2019, the Company adopted ASU
2016-02
on a modified retrospective basis and recognized a $9 million cumulative-effect adjustment to the opening balance of Accumulated deficit related to previous sale leaseback transactions. ASU
2016-02
requires lessees to recognize all operating leases on the balance sheet by recording a lease liability and a right-of-use
asset. The lease liability represents the present value of the Company’s lease obligations over the lease term. The discount rate used was calculated using the Company’s incremental borrowing rate (“IBR”) which represents the interest rate at which the Company would be expected to borrow an amount equal to the lease payments on a secured basis over a similar term. To derive the IBR, the Company utilizes unsecured borrowing rates and adjusts those rates using the notching method to approximate a collateralized rate. Further adjustments are made to reflect the primary geographies in which the Company operates. The right-of-use
asset represents the Company’s right to use, or control the use of, the underlying asset for the lease term at lease commencement. The Company recorded operating lease right-of-use
assets, current operating lease liabilities and noncurrent operating lease liabilities for its operating leases of approximately $1.4 billion, $0.2 billion and $1.4 billion, respectively, on July 1, 2019.
The Company assesses whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, the classification and initial measurement of the right-of-use
asset and lease liability is determined at lease commencement, which is the date the underlying asset becomes available for use. The Company recognized the current and noncurrent portion of its lease liabilities within Other current liabilities and Operating lease liabilities, respectively, and its right-of-use
assets within Operating lease
right-of-use
assets in its Balance Sheet.
Rent expense is recognized for operating leases on a straight-line basis over the lease term. Such amounts are presented within either Selling, general and administrative or Operating expenses in the Statement of Operations based on the nature of the lease. Variable lease payments are expensed in the period incurred. The Company’s variable lease payments consist of payments dependent on various external indicators, including common area maintenance, real estate taxes and utility charges.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company applied the package of practical expedients permitted under ASU
2016-02
transition guidance. Accordingly, the Company did not reassess: (1) whether an expired or existing contract is a lease or contains an embedded lease; (2) lease classification of an expired or existing lease; (3) capitalization of initial direct costs for an expired or existing lease; (4) existing land easements for lease accounting treatment.
In addition, the Company elected
to apply
the short term lease exemption to not record leases on the Balance Sheet that have a term of 12 months or less and do not contain purchase options reasonably certain of being exercised. The Company recognizes rent expense related to these leases on a straight-line basis over the lease term.
In circumstances where the Company is the lessee, the Company elected to account for lease and non-lease
components as a single lease component for all asset classes. Additionally, the Company has contracts that contain customer premise equipment (i.e., set-top
units) for which we apply the lessor lease and
non-lease
component practical expedient and account for lease components and non-lease
components (e.g., service revenue) as a single performance obligation pursuant to ASU
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
Other required lease disclosures
The total lease cost for operating leases included in the Statement of Operations was as follows:

		For the three months ended December 31,	For the six months ended December 31,
	Income Statement Location	2019	2019
		(in millions)
Operating lease costs	Selling, general and administrative	$51	$99
Operating lease costs	Operating expenses	3	6
Short term lease costs	Operating expenses	3	5
Variable lease costs	Selling, general and administrative	10	19

Total lease costs		$67	$129

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Additional information related to the Company’s operating leases under ASU
2016-02:

As of December 31, 2019
Weighted-average remaining lease term	11.3 years
Weighted-average incremental borrowing rate	3.25%

For the six months ended December 31,
2019
(in millions)
Cash paid - Operating lease liabilities	$116
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$225
Future minimum lease payments under
non-cancellable
leases as of December 31, 2019 are as follows:

As of December 31, 2019
(in millions)
Fiscal 2020 (six months remaining)	$119
Fiscal 2021	207
Fiscal 2022	206
Fiscal 2023	193
Fiscal 2024	177
Thereafter	968

Total future minimum lease payments	1,870
Less: interest	344

Present value of minimum payments	$1,526

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE
7
. EQUITY
The following tables summarize changes in equity for the three and six months ended December 31, 2019 and 2018:

	For the three months ended December 31, 2019
							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	News Corp	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions)
Balance, September 30, 2019	388	$4	200	$2	$12,174	$(2,200)	$(1,266)	$8,714	$1,115	$9,829
Net income	—	—	—	—	—	85	—	85	18	103
Other comprehensive income	—	—	—	—	—	—	150	150	36	186
Dividends	—	—	—	—	—	—	—	—	—	—
Other	1	—	—	—	9	1	(1)	9	—	9
Balance, December 31, 2019	389	$4	200	$2	$12,183	$(2,114)	$(1,117)	$8,958	$1,169	$10,127

	For the three months ended December 31, 2018
							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	News Corp	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions)
Balance, September 30, 2018	385	$4	200	$2	$12,257	$(2,032)	$(970)	$9,261	$1,169	$10,430
Net income	—	—	—	—	—	95	—	95	24	119
Other comprehensive loss	—	—	—	—	—	—	(106)	(106)	(28)	(134)
Dividends	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	14	—	—	14	5	19
Balance, December 31, 2018	385	$4	200	$2	$12,271	$(1,937)	$(1,076)	$9,264	$1,170	$10,434

1
8

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2019
							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	News Corp	Non - controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions)
Balance, June 30, 2019	386	$4	200	$2	$12,243	$(1,979)	$(1,126)	$9,144	$1,167	$10,311
Cumulative impact from adoption of new standards	—	—	—	—	—	6	3	9	—	9
Net ( loss ) income	—	—	—	—	—	(142)	—	(142)	34	(108)
Other comprehensive income ( loss )	—	—	—	—	—	—	7	7	(9)	(2)
Dividends	—	—	—	—	(59)	—	—	(59)	(22)	(81)
Other	3	—	—	—	(1)	1	(1)	(1)	(1)	(2)

Balance, December 31, 2019	389	$4	200	$2	$12,183	$(2,114)	$(1,117)	$8,958	$1,169	$10,127

	For the six months ended December 31, 2018
							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	News Corp	Non - controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions)
Balance, June 30, 2018	383	$4	200	$2	$12,322	$(2,163)	$(874)	$9,291	$1,186	$10,477
Cumulative impact from adoption of new standards	—	—	—	—	—	32	(22)	10	10	20
Net income	—	—	—	—	—	196	—	196	51	247
Other comprehensive loss	—	—	—	—	—	—	(181)	(181)	(56)	(237)
Dividends	—	—	—	—	(59)	—	—	(59)	(23)	(82)
Other	2	—	—	—	8	(2)	1	7	2	9

Balance, December 31, 2018	385	$4	200	$2	$12,271	$(1,937)	$(1,076)	$9,264	$1,170	$10,434

1
9

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchases
In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the six months ended December 31, 2019 and 2018. Through January 31, 2020, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of January 31, 2020 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.
The Company did not purchase any of its Class B Common Stock during the six months ended December 31, 2019 and 2018.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2019				As of June 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Foreign currency derivatives - cash flow hedges	$—	$—	$—	$—	$—	$1	$—	$1
Cross currency interest rate derivatives - fair value hedges	—	21	—	21	—	29	—	29
Cross currency interest rate derivatives - economic hedges	—	—	—	—	—	12	—	12
Cross currency interest rate derivatives - cash flow hedges	—	82	—	82	—	116	—	116
Equity securities (a)	77	—	109	186	74	—	113	187

Total assets	$77	$103	$109	$289	$74	$158	$113	$345

Liabilities:
Foreign currency derivatives - cash flow hedges	$—	$2	$—	$2	$—	$—	$—	$—
Interest rate derivatives - cash flow hedges	—	16	—	16	—	20	—	20
Mandatorily redeemable noncontrolling interests	—	—	—	—	—	—	11	11
Cross currency interest rate derivatives - cash flow hedges	—	17	—	17	—	18	—	18

Total liabilities	$—	$35	$—	$35	$—	$38	$11	$49

(a)	See Note 4 —Investments.

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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the six months ended December 31,
	2019	2018
	(in millions)
Balance - beginning of period (a)	$113	$127
Purchases	1	6
Sales	—	(10)
Measurement adjustments	(3)	—
Foreign exchange and other	(2)	(8)
Balance - end of period	$109	$115
(a)
As a result of the adoption of ASU
2016-01
during the first quarter of fiscal 2019, the cumulative net unrealized gains (losses) for these investments contained within Accumulated other comprehensive loss were reclassified through Accumulated deficit as of July 1, 2018.

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

2
2

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

	Balance Sheet Location	As of December 31, 2019	As of June 30, 2019
		(in millions)
Foreign currency derivatives - cash flow hedges	Other current assets	$—	$1
Cross currency interest rate derivatives - fair value hedges	Other current assets	—	8
Cross currency interest rate derivatives - economic hedges	Other current assets	—	12
Cross currency interest rate derivatives - cash flow hedges	Other current assets	—	33
Cross currency interest rate derivatives - fair value hedges	Other non-current assets	21	21
Cross currency interest rate derivatives - cash flow hedges	Other non-current assets	82	83
Foreign currency derivatives - cash flow hedges	Other current liabilities	(2)	—
Interest rate derivatives - cash flow hedges	Other current liabilities	—	(2)
Interest rate derivatives - cash flow hedges	Other non-current liabilities	(16)	(18)
Cross currency interest rate derivatives - cash flow hedges	Other non-current liabilities	(17)	(18)
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives, interest rate derivatives and cross currency interest rate derivatives to mitigate currency exchange and interest rate risk in relation to future interest and principal payments
and payments for customer premise equipment.
The total notional value of foreign currency contract derivatives designated for hedging was $58 million as of December 31, 2019. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is to September 2020. As of
Dec
ember 3
1
, 2019, the Company estimates that
 approximately
$
2

million of

net derivative
losses
related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated as cash flow hedges was approximately A$300 million as of December 31, 2019. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to September 2022. As of December 31, 2019, the Company estimates that approximately

$
3

mi
l
lion of
net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.
The total notional value of cross currency interest rate swaps that were designated as cash flow hedges was approximately $280 million as of December 31, 2019. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024. As of December 31, 2019, the Company estimates that approximately

$
2

million of
net derivative gains related to its cross currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.

2
3

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on Accumulated other comprehensive loss and the Statement of Operations during the three and six months ended December 31, 2019 and 2018.

	Gain (loss) recognized in Accumulated		(Gain) loss reclassified from Accumulated
	other comprehensive loss for the three months ended		other comprehensive loss for the three months ended		Income statement
	December 31,		December 31,		location
	2019	2018	2019	2018
	(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives - cash flow hedges	$(1)	$2	$—	$(1)	Operating expenses
Cross currency interest rate derivatives - cash flow hedges	(13)	30	12	(26)	Interest expense, net
Interest rate derivatives - cash flow hedges	1	(1)	1	2	Interest expense, net

Total	$(13)	$31	$13	$(25)

	Gain (loss) recognized in Accumulated		(Gain) loss reclassified from Accumulated
	o ther c omprehensive l oss for the six months ended		o ther c omprehensive l oss for the six months ended		Income statement
	December 31,		December 31,		location
	2019	2018	2019	2018
	(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives - cash flow hedges	$(2)	$4	$(2)	$(2)	Operating expenses
Cross currency interest rate derivatives - cash flow hedges	(8)	16	3	(12)	Interest expense, net
Interest rate derivatives - cash flow hedges	(3)	(2)	(5)	4	Interest expense, net

Total	$(13)	$18	$(4)	$(10)

Upon adoption of ASU
2017-12,
the Company reclassified $5 million in gains from Accumulated deficit to Accumulated other comprehensive loss related to amounts previously recorded for the ineffective portion of outstanding derivative instruments designated as cash flow hedges. During the three months ended December 31, 2018, the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
Fair value hedges
Borrowings issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the

2
4

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

hedged items are recognized in Other, net. For the six months ended December 31, 2019, such adjustments increased the carrying value of borrowings by nil.

The total notional value of the fair value hedges was approximately $70 million as of December 31, 2019. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.
During the three and six months ended December 31, 2019 and 2018, the amount recognized in the Statement of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of December 31, 2019:

As of
December 31, 2019
(in millions)
Borrowings:
Carrying amount of hedged item	$68
Cumulative hedging adjustments included in the carrying amount	$(3)
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
During the first quarter of fiscal 2020, the Company recognized non-cash
impairment charges of $122 million and $113 million related to goodwill and indefinite-lived intangible assets, respectively, at the News America Marketing reporting unit. The carrying value of goodwill at News America Marketing decreased from $122 million to nil and the value of indefinite-lived intangible assets decreased from $308 million to $195 million. See Note 3 – Impairment and Restructuring Charges.
The Company did not recognize any write-downs on the carrying value of its assets during the three and six
months ended December 31, 201
8
.
Other Fair Value Measurements
As of December 31, 2019, the carrying value of the Company’s outstanding borrowings approximates the fair value. The U.S. private placement borrowings are classified as
L
evel 2 and the remaining borrowings are classified as
L
evel 3 in the fair value hierarchy.

2
5

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings
 (loss)
 per share under ASC 260, “Earnings per Share”:

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net income (loss)	$103	$119	$(108)	$247
Less: Net income attributable to noncontrolling interests	(18)	(24)	(34)	(51)
Net income (loss) attributable to News Corporation stockholders	$85	$95	$(142)	$196
Weighted-average number of shares of common stock outstanding - basic	588.2	584.9	587.4	584.4
Dilutive effect of equity awards (a)	2.1	2.2	—	1.9
Weighted-average number of shares of common stock outstanding - diluted	590.3	587.1	587.4	586.3
Net income (loss) attributable to News Corporation stockholders per share - basic	$0.15	$0.16	$(0.24)	$0.34
Net income (loss) attributable to News Corporation stockholders per share - diluted	$0.14	$0.16	$(0.24)	$0.33
(a)
The dilutive impact of the Company’s performance stock units, restricted stock units and stock options has been excluded from the calculation of diluted loss per share for the six months ended December 31, 2019 because their inclusion would have an antidilutive effect on the net loss per share.

Note 10. Commitments and CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. As a result of the refinancing transactions that occurred during the three months ended December 31, 2019, the Company has presented its commitments associated with its borrowings and the related interest payments in the table below. See Note 5 —Borrowings. The Company’s remaining commitments as of December 31, 2019 have not changed significantly from the disclosures included in the 2019 Form
 10-K.

	As of December 31, 2019
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Borrowings	$1,199	$—	$875	$324	$—
Interest payments on borrowings (a)	$170	$50	$89	$31	$—
(a)
Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at December 31, 2019. Such outstanding amounts and rates are subject to change in future periods. See Note 5 —Borrowings.

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
In-Store
Services L.L.C. (“NAM
In-Store”)
and News Corporation (together, the “NAM Parties”) alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On August 14, 2019, the NAM Parties answered the complaint and asserted a counterclaim against Insignia for breach of contract, alleging that Insignia violated a prior settlement agreement between NAM
In-Store
and Insignia. The NAM Parties subsequently filed a motion seeking dismissal of the complaint on October 21, 2019. On November 11, 2019, Insignia filed an opposition to the NAM Parties’ motion and a cross-motion seeking dismissal of the counterclaim, which the NAM Parties opposed. The court held a hearing on the motion and cross-motion on January 14, 2020. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Parties believe they have been compliant with applicable laws and intend to defend themselves vigorously.

2
7

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Valassis Communications, Inc.
On November 8, 2013, Valassis Communications, Inc. (“Valassis”) filed a complaint in the U.S. District Court for the Eastern District of Michigan (the “District Court”) against the NAM Parties and News America Incorporated (together, the “NAM Group”) alleging violations of federal and state antitrust laws and common law business torts, including unfair competition. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. NAM
In-Store
and NAM FSI asserted a counterclaim against Valassis for unfair competition, alleging that Valassis has engaged in the same practices that it alleges to be unfair. In November 2019, the parties agreed to discontinue the unfair competition claim and counterclaim.
On December 19, 2013, the NAM Group filed a motion to dismiss the complaint and on March 30, 2016, the District Court dismissed Valassis’s bundling and tying claims. On September 25, 2017, the District Court granted Valassis’s motion to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case which was granted in part and denied in part by the N.Y. District Court on February 21, 2019. The N.Y. District Court found that the NAM Group’s bidding practices were lawful but denied its motion with respect to claims arising out of certain other alleged contracting practices. In addition, the N.Y. District Court also dismissed Valassis’s claims relating to free-standing insert products. On December 20, 2019, at a final pre-trial
conference, the N.Y. District Court granted the NAM Group’s motion to exclude the testimony of Valassis’s sole damages expert. Valassis filed a motion for clarification or
, in the alternative,
reconsideration of the N.Y. District Court’s ruling.
On February 6, 2020, the N.Y. District Court denied the motion for reconsideration but clarified that Valassis could seek the court’s permission to prove damages through evidence other than its expert’s excluded testimony. The N.Y. District Court has set a trial date of
June 1, 2020.
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
The net
(benefit
)

expense related to the U.K. Newspaper Matters in Selling, general and administrative was
(
$
1
)
 million and $
4
 million for the three months ended December
31
,
2019
and
2018
, respectively, and
$
1

million
and $
6
 million for the six months ended December
31
,
2019
and
2018
, respectively. As of December
31
,
2019
, the Company has provided for its best estima
t
e

of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $58 million. The amount to be indemnified by FOX of approximately $60 million was recorded as a receivable in Other current assets on the Balance Sheet as of December 31, 2019.
The net (benefit) expense for the three and six months ended December 31, 2019 reflects a $5 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from FOX as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

2
8

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
NOTE 11. INCOME TAXES
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
For the three months ended December 31, 2019, the Company recorded income tax expense of $52 million on pre-tax
income of $155 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact of foreign operations which are subject to higher tax rates.
For the six months ended December 31, 2019, the Company recorded an income tax expense of $31 million on a pre-tax
loss of $77 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by the lower tax benefit recorded on the impairment of News America Marketing’s goodwill and indefinite-lived intangible assets, by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and by the impact of foreign operations which are subject to higher tax rates.
For the three months ended December 31, 2018, the Company recorded income tax expense of $55 million on pre-tax
income of $174 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.
For the six months ended December 31, 2018, the Company recorded income tax expense of $105 million on pre-tax
income of $352 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.
Management assesses available evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Based on management’s assessment of available evidence, it has been determined that it is more likely than not that
certain deferred tax assets in U.S
.
Federal, State and foreign jurisdictions may not be realized and therefore, a valuation allowance has been established against those tax assets.

2
9

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
The Company paid gross income taxes of $69 million and $75 million during the six months ended December 31, 2019 and 2018, respectively, and received tax refunds of $3 million and $10 million, respectively.
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
,
 The Daily Telegraph, Herald Sun, The Courier Mail
 and
 The Advertiser
 in Australia,
 The Times, The Sunday Times, The Sun
 and
 The Sun on Sunday
 in the U.K. and the
 New York Post
 in the U.S. This segment also includes News America Marketing, a leading provider of in-store marketing products and services, home-delivered shopper media and digital marketing solutions, including Checkout 51’s mobile app, as well as Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

•
Subscription Video Services
—The Company’s Subscription
Video Services segment provides video sports, entertainment and news services to pay-TV
 subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in Foxtel (with the remaining 35% interest in Foxtel held by Telstra, an ASX
-
listed telecommunications company) and (ii) Australian News Channel (“ANC”). Foxtel is the largest pay-TV
 provider in Australia, with nearly 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel offers the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming. Foxtel also operates Foxtel Now, an over-the-top,
or OTT, service and Kayo, a sports-only OTT service.
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

3
1

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information is summarized as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
	(in millions)
Revenues:
News and Information Services	$1,241	$1,257	$2,390	$2,505
Subscription Video Services	501	562	1,015	1,127
Book Publishing	442	496	847	914
Digital Real Estate Services	294	311	566	604
Other	1	1	1	1

Total revenues	$2,479	$2,627	$4,819	$5,151

Segment EBITDA:
News and Information Services	$142	$112	$198	$221
Subscription Video Services	70	84	151	197
Book Publishing	63	88	112	156
Digital Real Estate Services	118	121	200	226
Other	(38)	(35)	(85)	(72)
Depreciation and amortization	(162)	(163)	(324)	(326)
Impairment and restructuring charges	(29)	(19)	(326)	(37)
Equity losses of affiliates	(3)	(6)	(5)	(9)
Interest expense, net	(8)	(15)	(4)	(31)
Other, net	2	7	6	27

Income (loss) before income tax expense	155	174	(77)	352
Income tax expense	(52)	(55)	(31)	(105)

Net income (loss)	$103	$119	$(108)	$247

	As of December 31 , 2019	As of June 30 , 2019
	(in millions)
Total assets:
News and Information Services	$5,638	$5,482
Subscription Video Services	4,683	4,406
Book Publishing	2,214	2,074
Digital Real Estate Services	2,257	2,229
Other (a)	1,165	1,185
Investments	325	335
Total assets	$16,282	$15,711

(a)	The Other segment primarily includes Cash and cash equivalents.

3
2

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2019	As of June 30, 2019
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,338	$2,617
Subscription Video Services	2,552	2,595
Book Publishing	767	772
Digital Real Estate Services	1,576	1,589

Total Goodwill and intangible assets, net	$7,233	$7,573

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
Receivables, net consist of:

	As of December 31, 2019	As of June 30, 2019
	(in millions)
Receivables	$1,624	$1,590
Allowance for doubtful accounts	(54)	(46)

Receivables, net	$1,570	$1,544

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other
Non-Current
Assets
The following table sets forth the components of Other
non-current
assets:

	As of December 31, 2019	As of June 30, 2019
	(in millions)
Royalty advances to authors	$338	$343
Retirement benefit assets	137	117
Inventory (a)	143	155
Other	330	315

Total Other non-current assets	$948	$930

(a)	Primarily consists of the non-current portion of programming rights.

Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of December 31, 2019	As of June 30, 2019
	(in millions)
Royalties and commissions payable	$218	$211
Current operating lease liabilities (a)	183	—
Allowance for sales returns	180	192
Current tax payable	19	22
Other	269	299

Total Other current liabilities	$869	$724

(a)	As a result of the adoption of ASU
2016-02
during the first quarter of fiscal 2020, the Company has included the current portion of its operating lease liabilities within Other current liabilities as of December 31, 2019.

Other, net
The following table sets forth the components of Other, net:

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
	(in millions)
Dividends received from equity security investments	$—	$22	$1	$23
Remeasurement of equity securities	(6)	(44)	(5)	(29)
Gain on sale of Australian property	—	12	—	12
Other, net	8	17	10	21

Total Other, net	$2	$7	$6	$27

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for taxes and interest:

	For the six months ended December 31,
	2019	2018
	(in millions)
Cash paid for interest	$33	$45
Cash paid for taxes	$69	$75

NOTE 14. SUBSEQUENT EVENTS
In January 2020, the Company sold Unruly to Tremor International Ltd (“Tremor”) for approximately 7% of Tremor’s outstanding shares. The transaction is subject to certain cash adjustments, and the Company agreed not to sell the Tremor shares for a period of 18 months after closing. At closing, the Company and Tremor entered into a three year commercial arrangement which granted Tremor the exclusive right to sell outstream video advertising on all of the Company’s digital properties in exchange for a total minimum revenue guarantee for News Corp of £30 million.
In
Febr
uary 2020, the Foxtel Debt Group entered into a subordinated shareholder loan facility agreement (the “Telstra Facility”) with Telstra, an ASX-listed telecommunications company which owns a 35% interest in Foxtel. The Telstra Facility provides Foxtel with up to A$170 million that can be used to finance cable transmission costs due to Telstra under a services arrangement between Foxtel and Telstra. The Telstra Facility bears interest at a variable rate of Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. The terms of the Telstra Facility allow for the capitalization of accrued interest to the principal outstanding.
In February 2020, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on April 15, 2020 to stockholders of record as of March 11, 2020.

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
and Part II, Item 1A of this Form
10-Q,
and as may be updated in other subsequent Quarterly Reports on Form
10-Q.
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
Certain reclassifications were made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, the Company reclassified the costs associated with certain initiatives previously included within the Other segment to the News and Information Services segment as these initiatives directly benefit this segment. For the three and six months ended December 31, 2018, these reclassifications increased Selling, general and administrative by $8 million and $15 million, respectively, for the News and Information Services segment.
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

•
Results of Operations
-
This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2019 and 2018. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and Capital Resources
-
This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2019 and 2018, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of December 31, 2019.

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
,
The Daily Telegraph
,
Herald Sun
,
The Courier Mail
and
The Advertiser
in Australia,
The Times
,
The Sunday Times
,
The Sun
and
The Sun on Sunday
in the U.K. and the
New York Post
in the U.S. This segment also includes News America Marketing, a leading provider of in-store
marketing products and services, home-delivered shopper media and digital marketing solutions, including Checkout 51’s mobile app, as well as Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

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
®
and ListHub
TM
.
•
Other
—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy Group and costs related to the U.K. Newspaper Matters (as defined in Note 10—Commitments and Contingencies to the Consolidated Financial Statement). The Company’s Strategy Group identifies new products and services across its businesses to increase revenues and profitability and targets and assesses potential acquisitions, investments and dispositions.

Other Business Developments
The Company previously announced that it was reviewing strategic options for News America Marketing, including a potential sale, and is engaged in negotiations to sell the business. However, there is no assurance regarding the timing or completion of any transaction.
In January 2020, the Company sold Unruly to Tremor International Ltd (“Tremor”) for approximately 7% of Tremor’s outstanding shares. The transaction is subject to certain cash adjustments, and the Company agreed not to sell the Tremor shares for a period of 18 months after closing. At closing, the Company and Tremor entered into a three year commercial arrangement which granted Tremor the exclusive right to sell outstream video advertising on all of the Company’s digital properties in exchange for a total minimum revenue guarantee for News Corp of £30 million.

RESULTS OF OPERATIONS
Results of Operations—For the three and six months ended December 31, 2019 versus the three and six months ended December 31, 2018
The following table sets forth the Company’s operating results for the three and six months ended December 31, 2019 as compared to the three and six months ended December 31, 2018.

	For the three months ended December 31,				For the six months ended December 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$990	$1,029	$(39)	(4)%	$1,985	$2,063	$(78)	(4)%
Advertising	677	718	(41)	(6)%	1,285	1,382	(97)	(7)%
Consumer	421	478	(57)	(12)%	808	878	(70)	(8)%
Real estate	242	248	(6)	(2)%	460	475	(15)	(3)%
Other	149	154	(5)	(3)%	281	353	(72)	(20)%

Total Revenues	2,479	2,627	(148)	(6)%	4,819	5,151	(332)	(6)%
Operating expenses	(1,350)	(1,484)	134	9%	(2,687)	(2,824)	137	5%
Selling, general and administrative	(774)	(773)	(1)	—	(1,556)	(1,599)	43	3%
Depreciation and amortization	(162)	(163)	1	1%	(324)	(326)	2	1%
Impairment and restructuring charges	(29)	(19)	(10)	(53)%	(326)	(37)	(289)	**
Equity losses of affiliates	(3)	(6)	3	50%	(5)	(9)	4	44%
Interest expense, net	(8)	(15)	7	47%	(4)	(31)	27	87%
Other, net	2	7	(5)	(71)%	6	27	(21)	(78)%

Income (loss) before income tax expense	155	174	(19)	(11)%	(77)	352	(429)	**
Income tax expense	(52)	(55)	3	5%	(31)	(105)	74	70%

Net income (loss)	103	119	(16)	(13)%	(108)	247	(355)	**
Less: Net income attributable to noncontrolling interests	(18)	(24)	6	25%	(34)	(51)	17	33%

Net income (loss) attributable to News Corporation stockholders	$85	$95	$(10)	(11)%	$(142)	$196	$(338)	**

** not meaningful
Revenues
— Revenues decreased $148 million, or 6%, and $332 million, or 6%, for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019.
The Revenue decrease for the three months ended December 31, 2019 was due in part to lower revenues at the Subscription Video Services segment of $61 million, mainly due to lower subscription revenues resulting from lower broadcast subscribers and changes in the subscriber package mix and the $25 million negative impact of foreign currency fluctuations. The decrease was also due to lower revenues at the Book Publishing segment of $54 million primarily due to lower sales of
Homebody: A Guide to Creating Spaces You Never Want to Leave
by Joanna Gaines,
Girl, Wash Your Face
by Rachel Hollis as well as lower sales of other backlist titles. Additionally, revenues at the Digital Real Estate Services and News and Information Services segments decreased $17 million and $16 million, respectively. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $50 million for the three months ended December 31, 2019 as compared to the corresponding period of fiscal 2019.

The Revenue decrease for the six months ended December 31, 2019 was due in part to lower revenues at the News and Information Services segment of $115 million, primarily due to weakness in the print advertising market, the $50 million negative impact of foreign currency fluctuations, the absence of the $48 million benefit related to News UK’s exit from the partnership for
Sun Bets
in the first quarter of fiscal 2019 and lower revenues at News America Marketing of $28 million, partially offset by price increases and digital subscriber growth across key mastheads. The decrease was also due to lower revenues at the Subscription Video Services segment of $112 million, primarily due to the $59 million negative impact of foreign currency fluctuations and lower subscription revenues, resulting from lower broadcast subscribers and changes in the subscriber package mix, partially offset by $38 million of higher revenues from Kayo and Foxtel Now. Additionally, revenues at the Book Publishing and Digital Real Estate Service segments decreased $67 million and $38 million, respectively. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $134 million for the six months ended December 31, 2019 as compared to the corresponding period of fiscal 2019.
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
Operating expenses
— Operating expenses decreased $134 million, or 9%, and $137 million, or 5%, for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019.
The decrease in Operating expenses for the three months ended December 31, 2019 was mainly due to lower operating expenses at the Subscription Video Services segment of $70 million, primarily resulting from lower entertainment programming costs, the $17 million positive impact of foreign currency fluctuations and lower transmission costs. The decrease in Operating expenses was also due to lower expenses at the News and Information Services segment of $42 million, primarily due to cost savings initiatives, lower newsprint, production and distribution costs, the $22 million impact from the one-time
benefit from the settlement of certain warranty-related claims pertaining to previously incurred and ongoing repairs and maintenance costs for News UK’s printing business and the $7 million positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $25 million for the three months ended December 31, 2019 as compared to the corresponding period of fiscal 2019.
The decrease in Operating expenses for the six months ended December 31, 2019 was mainly due to lower operating expenses at the News and Information Services segment of $81 million, primarily due to cost savings initiatives, lower newsprint, production and distribution costs, the $25 million positive impact of foreign currency fluctuations and the $22 million impact from the one-time
benefit from the settlement of certain warranty-related claims pertaining to previously incurred and ongoing repairs and maintenance costs for News UK’s printing business. The decrease was also due to lower operating expenses at the Subscription Video Services segment of $50 million, primarily due to the $39 million positive impact of foreign currency fluctuations, partially offset by higher operating expenses at the Digital Real Estate Services segment of $10 million, mainly due to the acquisition of and continued investment in Opcity. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $69 million for the six months ended December 31, 2019 as compared to the corresponding period of fiscal 2019.
Selling, general and administrative
—Selling, general and administrative increased $1 million
for the three months ended December 31, 2019 and decreased $43 million, or 3%, for the six months ended December 31, 2019, as compared to the corresponding periods of fiscal 2019.
The increase in Selling, general and administrative for the three months ended December 31, 2019 was primarily due to higher expenses of $23 million at the Subscription Video Services segment, largely offset by lower expenses at the Digital Real Estate Services, News and Information Services and Book Publishing segments of $14 million, $4 million and $4 million, respectively. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $15 million for the three months ended December 31, 2019 as compared to the corresponding period of fiscal 2019.

The decrease in Selling, general and administrative for the six months ended December 31, 2019 was primarily due to lower expenses of $22 million at the Digital Real Estate Services segment, primarily due to lower marketing costs, and lower expenses at the Subscription Video Services segment of $16 million, primarily due to lower overhead costs and the $10 million positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $42 million for the six months ended December 31, 2019 as compared to the corresponding period of fiscal 2019.
Depreciation and amortization
— Depreciation and amortization expense decreased $1 million, or 1%, and $2 million, or 1%, for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $5 million and $12 million for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019.
Impairment and restructuring charges
— During the three and six months ended December 31, 2019, the Company recorded restructuring charges of $10 million and $34 million, respectively. During the three and six months ended December 31, 2018, the Company recorded restructuring charges of $19 million and $37 million, respectively.
During the three months ended December 31, 2019, the Company recognized a non-cash
impairment charge of $19 million related to a reporting unit in the News and Information Services segment.
During the six months ended December 31, 2019, the Company recognized non-cash
impairment charges of $292 million primarily related to the impairment of goodwill and indefinite-lived intangible assets at the News America Marketing reporting unit.
See Note 3—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Equity losses of affiliates
— Equity losses of affiliates improved by $3 million and $4 million for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019. See Note 4—Investments in the accompanying Consolidated Financial Statements.
Interest expense, net
— Interest expense, net improved by $7 million and $27 million for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019. Interest expense, net improved for the three months ended December 31, 2019 primarily due to lower third party interest expense resulting from repayments
of maturing debt facilities. Interest expense, net improved for the six months ended December 31, 2019 primarily due to the settlement of cash flow hedges related to debt maturities occurring in the first quarter of fiscal 2020 and lower third party interest expense due to repayments of maturing debt facilities.
Other, net
— Other, net decreased by $5 million and $21 million for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019. See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense
— For the three months ended December 31, 2019, the Company recorded income tax expense of $52 million on pre-tax
income of $155 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact of foreign operations which are subject to higher tax rates.
For the six months ended December 31, 2019, the Company recorded an income tax expense of $31 million on a pre-tax
loss of $77 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by the lower tax benefit recorded on the impairment of News America Marketing’s goodwill and indefinite-lived intangible assets, by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and by the impact of foreign operations which are subject to higher tax rates.
For the three months ended December 31, 2018, the Company recorded income tax expense of $55 million on pre-tax
income of $174 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.

For the six months ended December 31, 2018, the Company recorded income tax expense of $105 million on pre-tax
income of $352 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.
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
Net income (loss)
— Net income (loss) deteriorated by $16 million and $355 million for the three and six months ended December 31, 2019, respectively, as compared to the corresponding periods of fiscal 2019.
The change in Net income during the three months ended December 31, 2019 was primarily due to lower Total Segment EBITDA.
The change in Net income (loss) during the six months ended December 31, 2019 was primarily due to non-cash
impairment charges of $292 million primarily related to the impairment of goodwill and indefinite-lived intangible assets at News America Marketing and lower Total Segment EBITDA, partially offset by lower interest and tax expense.
Net income attributable to noncontrolling interests
—Net income attributable to noncontrolling interests decreased by $6 million and $17 million for the three and six months ended December 31, 2019, as compared to the corresponding periods of fiscal 2019.
The decrease in Net income attributable to noncontrolling interests for the three and six months ended December 31, 2019 was primarily due to lower results at REA Group and Foxtel.
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

Total Segment EBITDA is a
non-GAAP
measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of Total Segment EBITDA provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time
or
non-cash
items such as impairment and restructuring charges and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures and changes in tax positions or regimes, the Company provides users of its consolidated financial statements with insight into both its core operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its core business. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the core operating results of the Company across different periods. The following table reconciles Net income (loss) to Total Segment EBITDA for the three and six months ended December 31, 2019 and 2018:

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
(in millions, except %)
Net income (loss)	$103	$119	$(108)	$247
Add:
Income tax expense	52	55	31	105
Other, net	(2)	(7)	(6)	(27)
Interest expense, net	8	15	4	31
Equity losses of affiliates	3	6	5	9
Impairment and restructuring charges	29	19	326	37
Depreciation and amortization	162	163	324	326

Total Segment EBITDA	$355	$370	$576	$728

The following tables set forth the Company’s Revenues and Segment EBITDA for the three and six months ended December 31, 2019 and 2018:

	For the three months ended December 31,
	2019		2018
		Segment		Segment
(in millions)	Revenues	EBITDA	Revenues	EBITDA
News and Information Services	$1,241	$142	$1,257	$112
Subscription Video Services	501	70	562	84
Book Publishing	442	63	496	88
Digital Real Estate Services	294	118	311	121
Other	1	(38)	1	(35)

Total	$2,479	$355	$2,627	$370

	For the six months ended December 31,
	2019		2018
		Segment		Segment
(in millions)	Revenues	EBITDA	Revenues	EBITDA
News and Information Services	$2,390	$198	$2,505	$221
Subscription Video Services	1,015	151	1,127	197
Book Publishing	847	112	914	156
Digital Real Estate Services	566	200	604	226
Other	1	(85)	1	(72)

Total	$4,819	$576	$5,151	$728

News and Information Services
(50% and 48% of the Company’s consolidated revenues in the six months ended December 31, 2019 and 2018, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$541	$526	$15	3%	$1,075	$1,055	$20	2%
Advertising	599	632	(33)	(5)%	1,129	1,208	(79)	(7)%
Other	101	99	2	2%	186	242	(56)	(23)%

Total Revenues	1,241	1,257	(16)	(1)%	2,390	2,505	(115)	(5)%
Operating expenses	(671)	(713)	42	6%	(1,341)	(1,422)	81	6%
Selling, general and administrative	(428)	(432)	4	1%	(851)	(862)	11	1%

Segment EBITDA	$142	$112	$30	27%	$198	$221	$(23)	(10)%

Revenues at the News and Information Services segment decreased $16 million, or 1%, for the three months ended December 31, 2019 as compared to the corresponding period of fiscal 2019. The revenue decrease was primarily due to lower Advertising revenues of $33 million mainly due to weakness in the print advertising market, primarily in Australia, lower revenues at News America Marketing of $7 million and the $7 million negative impact of foreign currency fluctuations. Circulation and subscription revenues for the three months ended December 31, 2019 increased $15 million as compared to the corresponding period of fiscal 2019 primarily due to price increases, mainly in Australia and the U.K., digital subscriber growth across key mastheads, led by
The
Wall Street Journal,
and higher professional information business revenues at Dow Jones led by Risk & Compliance. These increases were partially offset by print volume declines in Australia and in the U.K., primarily at
The Sun
, and the $6 million negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $15 million for the three months ended December 31, 2019 as compared to the corresponding period of fiscal 2019.
Segment EBITDA at the News and Information Services segment increased $30 million, or 27%, for the three months ended December 31, 2019 as compared to the corresponding period of fiscal 2019. The increase was mainly due to higher contribution from News UK of $44 million primarily due to cost savings initiatives, lower newsprint, production and distribution costs and the $22 million impact from the one-time
benefit from the settlement of certain warranty-related claims pertaining to previously incurred and ongoing repairs and maintenance costs. The increase was also due to higher contribution from Dow Jones of $4 million and lower losses at the
New York Post
of $4 million due to higher revenues, partially offset by lower contribution from
News Corp Australia of $8 million and from News America Marketing of $8 million due to lower revenues.
Revenues at the News and Information Services segment decreased $115 million, or 5%, for the six months ended December 31, 2019 as compared to the corresponding period of fiscal 2019. The revenue decrease was primarily due to lower Advertising revenues of $79 million mainly due to weakness in the print advertising market, primarily in Australia, lower revenues at News America Marketing of $28 million and the $22 million negative impact of foreign currency fluctuations, partially offset by digital advertising growth, mainly in the U.K and Australia. Other revenues for the six months ended December 31, 2019 decreased $56 million as compared to the corresponding period of fiscal 2019 primarily due to the absence of the $48 million benefit related to News UK’s exit from the partnership for
Sun Bets
in the first quarter of fiscal 2019. Circulation and subscription revenues increased $20 million as compared to the corresponding period of fiscal 2019 primarily due to price increases, mainly in Australia and the U.K., digital subscriber growth across key mastheads, led by
The
Wall Street Journal,
and higher professional information business revenues at Dow Jones led by Risk & Compliance. These increases were partially offset by print volume declines in Australia and in the U.K., primarily at
The Sun,
and the $21 million negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $50 million for the six months ended December 31, 2019 as compared to the corresponding period of fiscal 2019.
Segment EBITDA at the News and Information Services segment decreased $23 million, or 10%, for the six months ended December 31, 2019 as compared to the corresponding period of fiscal 2019. The decrease was mainly due to lower contribution from News America Marketing and News Corp Australia of $21 million and $18 million, respectively, primarily due to lower revenues. The decrease was partially offset by higher contribution from Dow Jones of $14 million, primarily due to higher revenues, and higher contribution from News UK of $8 million primarily due to cost savings initiatives, lower newsprint, production and distribution costs and the $22 million impact from the one-time
benefit from the settlement of certain warranty-related claims pertaining to previously incurred and ongoing repairs and maintenance costs, partially offset by the absence of the $48 million benefit related to the exit from the partnership for
Sun Bets
in the first quarter of fiscal 2019.
Dow Jones
Revenues were $433 million for the three months ended December 31, 2019, an increase of $16 million, or 4%, as compared to revenues of $417 million in the corresponding period of fiscal 2019. Circulation and subscription revenues increased $19 million, primarily due to the $8 million impact from digital subscriber growth and digital subscription price increases at
The Wall Street Journal
, $8 million of higher professional information business revenues led by Risk & Compliance and higher content licensing revenue. Advertising revenues decreased $6 million, primarily due to weakness in the print advertising market and lower digital advertising revenue. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $1 million for the three months ended December 31, 2019, as compared to the corresponding period of fiscal 2019.
Revenues were $817 million for the six months ended December 31, 2019, an increase of $38 million, or 5%, as compared to revenues of $779 million in the corresponding period of fiscal 2019. Circulation and subscription revenues increased $37 million, primarily due to the $17 million impact from digital subscriber growth and digital subscription price increases at
The Wall Street Journal
, as well as $16 million of higher professional information business revenues led by Risk & Compliance
.
Advertising revenues decreased $4 million, primarily due to weakness in the print advertising market. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $3 million for the six months ended December 31, 2019, as compared to the corresponding period of fiscal 2019.
News Corp Australia
Revenues were $282 million for the three months ended December 31, 2019, a decrease of $27 million, or 9%, compared to revenues of $309 million in the corresponding period of fiscal 2019. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $14 million, or 5%, for the three months ended December 31, 2019 as compared to the corresponding period of fiscal 2019. Advertising revenues decreased $19 million, primarily due to the $22 million impact of weakness in the print advertising market and the $7 million negative impact of foreign currency fluctuations, partially offset by a $5 million increase due to digital advertising growth and a $4 million increase due to the acquisition of an integrated content marketing agency. Circulation and subscription revenues decreased $5 million primarily due to the $5 million negative impact of foreign currency fluctuations, as print volume declines were offset by cover price increases and digital subscriber growth.
Revenues were $558 million for the six months ended December 31, 2019, a decrease of $60 million, or 10%, compared to revenues of $618 million in the corresponding period of fiscal 2019. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $32 million, or 5%, for the six months ended
December 31, 2019 as compared to the corresponding period of fiscal 2019. Advertising revenues decreased $42 million, primarily due to the $45 million impact of weakness in the print advertising market and the $17 million negative impact of foreign currency fluctuations, partially offset by a $12 million increase due to the acquisition of an integrated content marketing agency and a $10 million increase due to digital advertising growth. Circulation and subscription revenues decreased $13 million primarily due to the $11 million negative impact of foreign currency fluctuations, as print volume declines were largely offset by cover price increases and digital subscriber growth.
News UK
Revenues were $259 million for the three months ended December 31, 2019, an increase of $5 million, or 2%, as compared to revenues of $254 million in the corresponding period of fiscal 2019. Advertising revenues increased $4 million, primarily due to digital advertising growth, mainly at
The Sun
, partially offset by weakness in the print advertising market
.
Circulation and subscription revenues decreased $2 million, mainly due to single-copy volume declines, primarily at
The Sun,
partially offset by cover price increases across mastheads and digital subscriber growth.
Revenues were $482 million for the six months ended December 31, 2019, a decrease of $58 million, or 11%, as compared to revenues of $540 million in the corresponding period of fiscal 2019. Other revenues decreased $53 million, mainly due to the absence of the $48 million benefit related to the exit from the partnership for
Sun Bets
in the first quarter of fiscal 2019. Circulation and subscription revenues decreased $9 million, primarily due to the $7 million negative impact of foreign currency fluctuations, as cover price increases across mastheads and digital subscriber growth mostly offset single-copy volume declines, primarily at
The Sun
. Advertising revenues increased $4 million, primarily due to digital advertising growth, mainly at
The Sun
, partially offset by the $4 million negative impact of foreign currency fluctuations and weakness in the print advertising market. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $13 million, or 3%, for the six months ended December 31, 2019 as compared to the corresponding period of fiscal 2019.
News America Marketing
Revenues at News America Marketing were $191 million for the three months ended December 31, 2019, a decrease of $7 million, or 4%, as compared to revenues of $198 million in the corresponding period of fiscal 2019. The decrease was primarily related to $12 million of lower home delivered revenues, which include free-standing insert products, mainly due to lower volume.
Revenues at News America Marketing were $391 million for the six months ended December 31, 2019, a decrease of $28 million, or 7%, as compared to revenues of $419 million in the corresponding period of fiscal 2019. The decrease was primarily related to $32 million of lower home delivered revenues, which include free-standing insert products, mainly due to lower volume and rates.
Subscription Video Services
(21% and 22% of the Company’s consolidated revenues in the six months ended December 31, 2019 and 2018, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$439	$490	$(51)	(10)%	$890	$981	$(91)	(9)%
Advertising	53	55	(2)	(4)%	104	112	(8)	(7)%
Other	9	17	(8)	(47)%	21	34	(13)	(38)%

Total Revenues	501	562	(61)	(11)%	1,015	1,127	(112)	(10)%
Operating expenses	(341)	(411)	70	17%	(685)	(735)	50	7%
Selling, general and administrative	(90)	(67)	(23)	(34)%	(179)	(195)	16	8%

Segment EBITDA	$70	$84	$(14)	(17)%	$151	$197	$(46)	(23)%

For the three months ended December 31, 2019, revenues at the Subscription Video Services segment decreased $61 million, or 11%, as compared to the corresponding period of fiscal 2019. The revenue decrease for the three months ended December 31, 2019 was primarily due to lower subscription revenues resulting from lower broadcast subscribers and changes in the subscriber package mix and the $25 million negative impact of foreign currency fluctuations, partially offset by $18 million of higher revenues from Kayo and Foxtel Now.
For the three months ended December 31, 2019, Segment EBITDA decreased $14 million, or 17%, as compared to the corresponding period of fiscal 2019. The Segment EBITDA decrease for the three months ended December 31, 2019 was primarily due to the lower revenues discussed above, partially offset by lower entertainment programming and transmission costs.
For the six months ended December 31, 2019, revenues at the Subscription Video Services segment decreased $112 million, or 10%, as compared to the corresponding period of fiscal 2019. The revenue decrease for the six months ended December 31, 2019 was primarily due to the $59 million negative impact of foreign currency fluctuations and lower subscription revenues resulting from lower broadcast subscribers and changes in the subscriber package mix, partially offset by $38 million of higher revenues from Kayo and Foxtel Now.
For the six months ended December 31, 2019, Segment EBITDA decreased $46 million, or 23%, as compared to the corresponding period of fiscal 2019. The Segment EBITDA decrease for the six months ended December 31, 2019 was primarily due to the lower revenues discussed above, partially offset by lower overhead and transmission costs and the positive impact of foreign currency fluctuations on expenses.
Book Publishing
(17% and 18% of the Company’s consolidated revenues in the six months ended December 31, 2019 and 2018, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$421	$478	$(57)	(12)%	$808	$878	$(70)	(8)%
Other	21	18	3	17%	39	36	3	8%

Total Revenues	442	496	(54)	(11)%	847	914	(67)	(7)%
Operating expenses	(297)	(322)	25	8%	(576)	(597)	21	4%
Selling, general and administrative	(82)	(86)	4	5%	(159)	(161)	2	1%

Segment EBITDA	$63	$88	$(25)	(28)%	$112	$156	$(44)	(28)%

For the three months ended December 31, 2019, revenues at the Book Publishing segment decreased $54 million, or 11%, as compared to the corresponding period of fiscal 2019. The decrease for the three months ended December 31, 2019 was primarily due to lower sales of
Homebody: A Guide to Creating Spaces You Never Want to Leave
by Joanna Gaines,
Girl,
Wash Your Face
by Rachel Hollis,
The Hate U Give
by Angie Thomas and
The Subtle Art Of Not Giving A F*ck
by Mark Manson, as well as the $2 million negative impact of foreign currency fluctuations. The decrease was partially offset by strong sales of
The Pioneer Woman Cooks: The New Frontier
by Ree Drummond and
The Beast Of Buckingham Palace
by David Walliams. Digital sales represented approximately 19% of Consumer revenues during the three months ended December 31, 2019. Digital sales increased approximately 5% as compared to the corresponding period of fiscal 2019, primarily due to growth in downloadable audio books.
For the three months ended December 31, 2019, Segment EBITDA at the Book Publishing segment decreased $25 million, or 28%, as compared to the corresponding period of fiscal 2019. The decrease was primarily due to the lower revenues discussed above and the mix of titles.
For the six months ended December 31, 2019, revenues at the Book Publishing segment decreased $67 million, or 7%, as compared to the corresponding period of fiscal 2019. The decrease for the six months ended December 31, 2019 was primarily due to lower sales of
Homebody: A Guide to Creating Spaces You Never Want to Leave
by Joanna Gaines,
Girl,
Wash Your Face
by Rachel Hollis,
The Hate U Give
by Angie Thomas and
The Subtle Art Of Not Giving A F*ck
by
Mark Manson, as well as the $7 million negative impact of foreign currency fluctuations. The decrease was partially offset by strong sales of
The Pioneer Woman Cooks: The New Frontier
by Ree Drummond. Digital sales represented approximately 21% of Consumer revenues during the six months ended December 31, 2019. Digital sales decreased approximately 1% as compared to the corresponding period of fiscal 2019, primarily due to the lower revenues discussed above.
For the six months ended December 31, 2019, Segment EBITDA at the Book Publishing segment decreased $44 million, or 28%, as compared to the corresponding period of fiscal 2019. The decrease was primarily due to the lower revenues discussed above and the mix of titles.
Digital Real Estate Services
(12% of the Company’s consolidated revenues in the six months ended December 31, 2019 and 2018)

	For the three months ended December 31,				For the six months ended December 31,
	2019	2018	Change	% Change	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$9	$13	$(4)	(31)%	$19	$27	$(8)	(30)%
Advertising	25	31	(6)	(19)%	52	62	(10)	(16)%
Real estate	242	248	(6)	(2)%	460	475	(15)	(3)%
Other	18	19	(1)	(5)%	35	40	(5)	(13)%

Total Revenues	294	311	(17)	(5)%	566	604	(38)	(6)%
Operating expenses	(42)	(42)	—	—	(87)	(77)	(10)	(13)%
Selling, general and administrative	(134)	(148)	14	9%	(279)	(301)	22	7%

Segment EBITDA	$118	$121	$(3)	(2)%	$200	$226	$(26)	(12)%

For the three months ended December 31, 2019, revenues at the Digital Real Estate Services segment decreased $17 million, or 5%, as compared to the corresponding period of fiscal 2019. At REA Group, revenues decreased $16 million, or 8%, to $173 million for the three months ended December 31, 2019 from $189 million in the corresponding period of fiscal 2019. The lower revenues were primarily due to the $8 million negative impact of foreign currency fluctuations, a decrease in Australian residential depth revenue driven by declines in listing volumes and lower developer revenue, partially offset by higher yield and improved product mix in the residential business. Revenues at Move decreased $1 million, or 1%, to $121 million for the three months ended December 31, 2019 from $122 million in the corresponding period of fiscal 2019 primarily due to lower revenues from software and services, partially offset by higher real estate revenues.
For the three months ended December 31, 2019, Segment EBITDA at the Digital Real Estate Services segment decreased $3 million, or 2%, as compared to the corresponding period of fiscal 2019. The decrease in Segment EBITDA was primarily due to the $5 million negative impact of foreign currency fluctuations, as the lower revenues at REA Group discussed above were more than offset by lower costs at Move.
For the six months ended December 31, 2019, revenues at the Digital Real Estate Services segment decreased $38 million, or 6%, as compared to the corresponding period of fiscal 2019. At REA Group, revenues decreased $40 million, or 11%, to $322 million for the six months ended December 31, 2019 from $362 million in the corresponding period of fiscal 2019. The lower revenues were primarily due to a decrease in Australian residential depth revenue driven by declines in listing volumes, the $18 million negative impact of foreign currency fluctuations and lower developer revenue. Revenues at Move increased $4 million, or 2%, to $244 million for the six months ended December 31, 2019 from $240 million in the corresponding period of fiscal 2019 primarily due to higher real estate revenues, partially offset by lower revenues from software and services.
For the six months ended December 31, 2019, Segment EBITDA at the Digital Real Estate Services segment decreased $26 million, or 12%, as compared to the corresponding period of fiscal 2019. The decrease in Segment EBITDA was primarily the result of the lower revenues at REA Group discussed above, the $16 million impact associated with the acquisition of and continued investment in Opcity and the $10 million negative impact of foreign currency fluctuations, partially offset by lower costs at Move.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of December 31, 2019, the Company’s cash and cash equivalents were $1.27 billion. The Company expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future, including repayment of indebtedness. The Company also has available borrowing capacity under the 2019 News Corp Credit Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit rating or absence of a credit rating and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the current state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for further discussion.
As of December 31, 2019, the Company’s consolidated assets included $552 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $63 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.
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
Issuer Purchases of Equity Securities
In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the six months ended December 31, 2019 and 2018. Through January 31, 2020, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of January 31, 2020 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.
The Company did not purchase any of its Class B Common Stock during the six months ended December 31, 2019 and 2018.

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
Sources and Uses of Cash—For the six months ended December 31, 2019 versus the six months ended December 31, 2018
Net cash provided by operating activities for the six months ended December 31, 2019 and 2018 was as follows (in millions):

For the six months ended December 31,	2019	2018
Net cash provided by operating activities	$192	$358

Net cash provided by operating activities decreased by $166 million for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018. The decrease was primarily due to lower Total Segment EBITDA and lower cash distributions received from affiliates of $22 million.
Net cash used in investing activities for the six months ended December 31, 2019 and 2018 was as follows (in millions):

For the six months ended December 31,	2019	2018
Net cash used in investing activities	$(234)	$(409)

During the six months ended December 31, 2019, the Company used $237 million of cash for capital expenditures, of which $129 million related to Foxtel.
During the six months ended December 31, 2018, the Company used $264 million of cash for capital expenditures, of which $139 million related to Foxtel, and $185 million of cash for acquisitions, primarily for the acquisition of Opcity.
Net cash used in financing activities for the six months ended December 31, 2019 and 2018 was as follows (in millions):

For the six months ended December 31,	2019	2018
Net cash used in financing activities	$(328)	$(333)

Net cash used in financing activities decreased by $5 million for the six months ended December 31, 2019, as compared to the six months ended December 31, 2018. During the six months ended December 31, 2019, the Company repaid $1.2 billion of borrowings related to Foxtel and REA Group, which includes repayments made as part of the debt refinancings completed in the second quarter of fiscal 2019, and made dividend payments of $81 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities for the six months ended December 31, 2019 was partially offset by new borrowings related to Foxtel and REA Group of $917 million, which includes drawdowns under the new facilities entered into as part of the debt refinancings referenced above, and the net settlement of hedges of $57 million. See Note 5—Borrowings in the accompanying Consolidated Financial Statements.
During the six months ended December 31, 2018, the Company repaid borrowings of $470 million, mainly for Foxtel and at REA Group, made dividend payments of $81 million to News Corporation stockholders and REA Group minority stockholders and redeemed the Company’s redeemable preferred stock for $20 million. The net cash used in financing activities for the six months ended December 31, 2018 was partially offset by borrowings related to Foxtel of $263 million.

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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the six months ended December 31,
	2019	2018
	(in millions)
Net cash provided by operating activities	$192	$358
Less: Capital expenditures	(237)	(264)

	(45)	94
Less: REA Group free cash flow	(86)	(105)
Plus: Cash dividends received from REA Group	35	37

Free cash flow available to News Corporation	$(96)	$26

Free cash flow available to News Corporation decreased by $122 million in the six months ended December 31, 2019 to ($96) million from $26 million in the corresponding period of fiscal 2019, primarily due to lower cash provided by operating activities as discussed above, partially offset by lower capital expenditures.
Free cash flow available to News Corporation has typically been higher in the second half of the fiscal year.
Borrowings
As of December 31, 2019, the Company had total borrowings of $1.2 billion. The Company’s borrowings as of such date reflect $1.0 billion of outstanding debt incurred by certain subsidiaries of NXE Australia Pty Limited (“Foxtel” and together with such subsidiaries, the “Foxtel Debt Group”). In November 2019, the Foxtel Debt Group completed a debt refinancing in which it repaid its then existing credit facilities with the proceeds from a new A$610 million revolving credit facility maturing in November 2022 (the “2019 Credit Facility”), a new A$250 million term loan facility maturing in November 2024 (the “2019 Term Loan Facility”) and the new A$200 million shareholder loan referenced below. In addition, the Foxtel Debt Group amended its 2017 Working Capital Facility which, among other things, extended the remaining term to three years, decreased the capacity under the facility from A$100 million to A$40 million and increased the applicable margin. The Foxtel Debt Group indebtedness also includes U.S. private placement senior unsecured notes with maturities ranging from fiscal 2023 to 2025. The debt is guaranteed by certain members of the Foxtel Debt Group. During the six months ended December 31, 2019, the Foxtel Debt Group had repayments of approximately $997 million, including the repayment of $150 million aggregate principal amount of senior unsecured notes maturing in July 2019, $75 million aggregate principal amount of senior unsecured notes maturing in September 2019 and, in connection with the refinancing discussed above, the repayment of its outstanding borrowings under its A$200 million credit facility maturing in January 2020, its A$400 million credit facility maturing in July 2020, its A$400 million credit facility maturing in September 2021 and its 2017 Working Capital Facility. During the six months ended December 31, 2019, the Foxtel Debt Group had borrowings of approximately $800 million, including the full drawdown of amounts available under the 2019 Credit Facility and the 2019 Term Loan Facility. As of December 31, 2019, the Foxtel Debt Group had $11 million of undrawn commitments under the 2017 Working Capital Facility. The Company previously provided the Foxtel Debt Group with A$500 million of shareholder loans in fiscal 2019 and an A$200 million revolving credit facility for working capital purposes during the first quarter of fiscal 2020. During the second quarter of fiscal 2020, the Company provided the Foxtel Debt Group with an additional A$200 million shareholder loan. The shareholder loans bear interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 6.30% to 7.75% and mature in December 2027. The shareholder revolving credit facility bears interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 2.00% to 3.75%, depending on the Foxtel Debt Group’s net leverage ratio, and matures in July 2024. Additionally, in February 2020, the Foxtel Debt Group entered into an A$170 million subordinated shareholder loan facility agreement with Telstra which can be used to finance cable transmission costs due to Telstra. The shareholder loan bears interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027.
The Company’s borrowings as of December 31, 2019 also reflect the indebtedness of REA Group. REA Group has outstanding borrowings of $168 million. During the second quarter of fiscal 2020, REA Group completed a debt refinancing in which it repaid the final A$240 million tranche of its A$480 million revolving loan facility with the proceeds of a new A$170 million unsecured syndicated revolving loan facility maturing in December 2021 (the “2019 REA Group Credit Facility”) and cash on hand. As of December 31, 2019, REA Group had drawn down the full A$170 million available under the 2019 REA Group Credit Facility.
In December 2019, the Company terminated its existing unsecured $650 million revolving credit facility, and entered into a new credit agreement (the “2019 Credit Agreement”) which provides for an unsecured $750 million revolving credit facility (the “2019 News Corp Credit Facility”) that can be used for general corporate purposes. The 2019 News Corp Credit Facility has a sublimit of $100 million available for issuances of letters of credit. Under the 2019 Credit Agreement, the Company may request increases in the amount of the facility up to a maximum amount of $1 billion. The lenders’ commitments to make the 2019 News Corp Credit Facility available terminate on December 12, 2024, and the Company may request that the commitments be extended under certain circumstances for up to two additional one-year
periods. As of December 31, 2019, the Company has not borrowed any funds under the 2019 News Corp Credit Facility.
The Company’s borrowings contain customary representations, covenants, and events of default. The Company was in compliance with all such covenants at December 31, 2019.
See Note 5—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including certain information about interest rates and maturities related to such debt arrangements.

Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. As a result of the refinancing transactions that occurred during the three months ended December 31, 2019, the Company has presented its commitments associated with its borrowings and the related interest payments in the table below. See Note 5 —Borrowings in the accompanying Consolidated Financial Statements. The Company’s remaining commitments as of December 31, 2019 have not changed significantly from the disclosures included in the 2019 Form
 10-K.

	As of December 31, 2019
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Borrowings	$1,199	$—	$875	$324	$—
Interest payments on borrowings (a)	$170	$50	$89	$31	$—

(a)	Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at December 31, 2019. Such outstanding amounts and rates are subject to change in future periods. See Note 5 —Borrowings in the accompanying Consolidated Financial Statements.

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
10-K.
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
and
15(d)-15(f)
under the Exchange Act) during the Company’s second quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
The following supplements the discussion set forth under “Legal Proceedings” in the Company’s 2019 Form
 10-K.
Valassis Communications, Inc.
As reported in the 2019 Form
 10-K,
 Valassis Communications, Inc. (“Valassis”) filed a complaint in the U.S. District Court for the Eastern District of Michigan (the “District Court”) against News America Incorporated, News America Marketing FSI L.L.C., News America Marketing
 In-Store
 Services L.L.C. and News Corporation (together, the “NAM Group”) on November 8, 2013 alleging violations of federal and state antitrust laws and common law business torts, including unfair competition, and seeking treble damages, injunctive relief and attorneys’ fees and costs. NAM
In-Store
and NAM FSI asserted a counterclaim against Valassis for unfair competition, alleging that Valassis has engaged in the same practices that it alleges to be unfair. In November 2019, the parties agreed to discontinue the unfair competition claim and counterclaim.
On December 19, 2013, the NAM Group filed a motion to dismiss the complaint and on March 30, 2016, the District Court dismissed Valassis’s bundling and tying claims. On September 25, 2017, the District Court granted Valassis’s motion to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case which was granted in part and denied in part by the N.Y. District Court on February 21, 2019. The N.Y. District Court found that the NAM Group’s bidding practices were lawful but denied its motion with respect to claims arising out of certain other alleged contracting practices. In addition, the N.Y. District Court also dismissed Valassis’s claims relating to free-standing insert products. On December 20, 2019, at a final pre-trial
conference, the N.Y. District Court granted the NAM Group’s motion to exclude the testimony of Valassis’s sole damages expert. Valassis filed a motion for clarification or, in the alternative, reconsideration of the N.Y. District Court’s ruling. On February 6, 2020, the N.Y. District Court denied the motion for reconsideration but clarified that Valassis could seek the court’s permission to prove damages through evidence other than its expert’s excluded testimony. The N.Y. District Court has set a trial date of June 1, 2020. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.
ITEM 1A.
RISK FACTORS

There have been no material changes to the risk factors described in the Company’s 2019 Form
10-K,
except as set forth below:
Certain FCC Rules and Regulations and the Separation and Distribution Agreement May Restrict the Company From Acquiring or Owning Certain Types of Assets in the U.S.
The Federal Communications Commission (“FCC”) has promulgated certain rules and regulations that limit the common ownership of radio and television broadcast stations and the common ownership of broadcast stations and newspapers (the “Broadcast Ownership Rules”) and place commercial restrictions on a cable network programmer in which a cable television operator holds an ownership interest (the “Program Access Rules”). In November 2017, the FCC voted to eliminate the Broadcast Ownership Rules, and the order became effective in February 2018. However, in September 2019, a panel of the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) issued an Order vacating the FCC’s order and reinstating the Broadcast Ownership Rules. The FCC petitioned the Third Circuit for en banc review in November 2019, which the Third Circuit denied. Following the denial, a mandate reinstating the Broadcast Ownership Rules was issued.
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
ITEM
2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM
3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.
ITEM
4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM
5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS
(a) Exhibits.

10.1
News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective November 20, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on November 20, 2019.)

10.2
Credit Agreement, dated as of December 12, 2019, among News Corporation, as administrative borrower, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. as administrative agent, BofA Securities, Inc., Citibank, N.A. and Bank of China, New York Branch as syndication agents and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citibank, N.A. and Bank of China, New York Branch as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on December 13, 2019.)

10.3
Syndicated Facility Agreement, dated as of November 14, 2019, among Foxtel Management Pty Limited, as initial borrower, the initial financiers named therein, the MLABs named therein and Commonwealth Bank of Australia, as facility agent.*

10.4
Syndicated Facility Agreement, dated as of November 15, 2019, among Foxtel Management Pty Limited, as initial borrower, the initial financiers named therein, Goldman Sachs Australia Pty Ltd, as MLAB, and Commonwealth Bank of Australia, as facility agent.*

10.5
Deed of Amendment, dated as of November 15, 2019, to the Multi-Option Facility Agreement, dated as of June 30, 2017, among Foxtel Management Pty Limited, Foxtel Finance Pty Limited and the other original borrowers listed therein and Commonwealth Bank of Australia, as the original lender.*

10.6
Deed of Amendment, dated as of November 15, 2019, to the Common Terms Deed Poll, dated as of April 10, 2012, made by Foxtel Management Pty Ltd and the other parties thereto acting as initial guarantors in favor of the finance parties defined therein.*

10.7	Guarantor Assumption Deed Poll, dated as of November 15, 2019, to the Common Terms Deed Poll, dated as of April 10, 2012, executed by each entity listed in the Schedule thereto.*

10.8
Amendment No. 1 and Guarantee Agreement, dated as of November 22, 2019, to the Note and Guarantee Agreement, dated as of July 25, 2012, among Foxtel Management Pty Limited, Sky Cable Pty Limited, Foxtel Media Pty Limited (formerly Telstra Media Pty Limited), NXE Australia Pty Limited and others.*

10.9	Amendment Deed, dated as of November 22, 2019, to the Deed of Guarantee, dated July 25, 2012, executed by each entity listed in Schedule 1 thereto.*

10.10	Accession Deed Poll, dated as of November 22, 2019, to the Deed of Guarantee, dated July 25, 2012, executed by each entity listed in the Schedule thereto.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

101
The following financial information from the Company’s Quarterly Report on Form
10-Q
for the quarter ended December 31, 2019 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three and six months ended December 31, 2019 and 2018 (unaudited); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2019 and 2018 (unaudited); (iii) Consolidated Balance Sheets as of December 31, 2019 (unaudited) and June 30, 2019 (audited); (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2019 and 2018 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Susan Panuccio
Susan Panuccio
Chief Financial Officer

Date: February 7, 2020
59