Form 10-Q
period 2020-03-31
NEWS CORP
filed 2020-05-08
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
of the Exchange Act).    Yes
☐
    No
☒
As of April 30, 2020, 388,856,866 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM
10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended		For the nine months ended
		March 31,		March 31,
	Notes	2020	2019	2020	2019
Revenues:
Circulation and subscription		$966	$1,025	$2,951	$3,088
Advertising		576	670	1,861	2,052
Consumer		396	403	1,204	1,281
Real estate		209	218	669	693
Other		119	141	400	494

Total Revenues	2	2,266	2,457	7,085	7,608
Operating expenses		(1,281)	(1,400)	(3,968)	(4,224)
Selling, general and administrative		(743)	(810)	(2,299)	(2,409)
Depreciation and amortization		(160)	(168)	(484)	(494)
Impairment and restructuring charges	4	(1,125)	(34)	(1,451)	(71)
Equity losses of affiliates	5	(7)	(4)	(12)	(13)
Interest expense, net		(9)	(14)	(13)	(45)
Other, net	14	13	3	19	30

(Loss) income before income tax benefit (expense)		(1,046)	30	(1,123)	382
Income tax benefit (expense)	12	10	(7)	(21)	(112)

Net (loss) income		(1,036)	23	(1,144)	270
Less: Net loss ( income ) attributable to noncontrolling interests		306	(13)	272	(64)

Net (loss) income attributable to News Corporation stockholders		$(730)	$10	$(872)	$206

Net (loss) income attributable to News Corporation stockholders per share:	10
Basic and diluted		$(1.24)	$0.02	$(1.48)	$0.35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; millions)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Net (loss) income	$(1,036)	$23	$(1,144)	$270
Other comprehensive (loss) income:
Foreign currency translation adjustments	(484)	75	(470)	(182)
Net change in the fair value of cash flow hedges (a)	9	(5)	(5)	2
Benefit plan adjustments, net (b)	15	(3)	13	10

Other comprehensive (loss) income	(460)	67	(462)	(170)

Comprehensive (loss) income	(1,496)	90	(1,606)	100
Less: Net loss ( income ) attributable to noncontrolling interests	306	(13)	272	(64)
Less: Other comprehensive loss (income) attributable to noncontrolling interests	109	(10)	118	46

Comprehensive (loss) income attributable to News Corporation stockholders	$(1,081)	$67	$(1,216)	$82

(a)
Net of income tax expense of $3 million and nil for the three months ended March 31, 2020 and 2019, respectively, and income tax expense of nil and $1 million for the nine months ended March 31, 2020 and 2019, respectively.

(b)
Net of income tax expense (benefit) of $5 million and ($1) million for the three months ended March 31, 2020 and 2019, respectively, and income tax expense of $4 million and $2 million for the nine months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

		As of	As of
	Notes	March 31, 2020	June 30, 2019
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,388	$1,643
Receivables, net	14	1,237	1,544
Inventory, net		363	348
Other current assets	14	753	515

Total current assets		3,741	4,050

Non-current assets:
Investments	5	325	335
Property, plant and equipment, net		2,225	2,554
Operating lease right-of-use assets	7	1,191	—
Intangible assets, net		1,846	2,426
Goodwill		3,831	5,147
Deferred income tax assets	12	306	269
Other non-current assets	14	963	930

Total assets		$14,428	$15,711

Liabilities and Equity:
Current liabilities:
Accounts payable		$342	$411
Accrued expenses		981	1,328
Deferred revenue	2	387	428
Current borrowings	6	—	449
Other current liabilities	14	979	724

Total current liabilities		2,689	3,340

Non-current liabilities:
Borrowings	6	1,115	1,004
Retirement benefit obligations		248	266
Deferred income tax liabilities	12	238	295
Operating lease liabilities	7	1,249	—
Other non-current liabilities		321	495
Commitments and contingencies	11
Class A common stock (a)		4	4
Class B common stock (b)		2	2
Additional paid-in capital		12,137	12,243
Accumulated deficit		(2,845)	(1,979)
Accumulated other comprehensive loss		(1,466)	(1,126)

Total News Corporation stockholders’ equity		7,832	9,144
Noncontrolling interests		736	1,167

Total equity	8	8,568	10,311

Total liabilities and equity		$14,428	$15,711

(a)
Class A common stock
, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 388,843,519 and 385,580,015 shares issued and outstanding, net of 27,368,413 treasury shares at par at March 31, 2020 and June 30, 2019, respectively.

(b)
Class B common stock
, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at March 31, 2020 and June 30, 2019, respectively

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the nine months ended
		March 31,
	Notes	2020	2019
Operating activities:
Net (loss) income		$(1,144)	$270
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization		484	494
Operating lease expense	7	128	—
Equity losses of affiliates	5	12	13
Cash distributions received from affiliates		7	30
Impairment charges	4	1,398	9
Other, net	14	(19)	(30)
Deferred income taxes and taxes payable	12	(67)	22
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(1,593)	37
Inventories, net		(47)	(74)
Accounts payable and other liabilities		1,303	(110)

Net cash provided by operating activities		462	661

Investing activities:
Capital expenditures		(335)	(417)
Acquisitions, net of cash acquired		(2)	(187)
Investments in equity affiliates and other		4	(36)
Proceeds from business dispositions		(7)	50
Proceeds from property, plant and equipment and other asset dispositions		10	49
Other, net		3	18

Net cash used in investing activities		(327)	(523)

Financing activities:
Borrowings	6	925	450
Repayment of borrowings	6	(1,161)	(801)
Dividends paid		(100)	(102)
Other, net		(5)	(48)

Net cash used in financing activities		(341)	(501)

Net change in cash and cash equivalents, including cash classified within current assets held for sale		(206)	(363)
Less: Net change in cash classified within current assets held for sale		(10)	—
Cash and cash equivalents, beginning of period		1,643	2,034
Exchange movement on opening cash balance		(39)	(23)
Cash and cash equivalents, end of period		$1,388	$1,648

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
10-Q
and Article 10 of Regulation
S-X.
In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. The business and economic uncertainty resulting from the impacts of the recent novel coronavirus
(“COVID-19”)
pandemic has been considered in making those estimates and assumptions. Actual results could differ from those estimates.
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
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, the Company reclassified the costs associated with certain initiatives previously included within the Other segment to the News and Information Services and Digital Real Estate Services segments as these initiatives directly benefit these segments. For the three and nine months ended March 31, 2019, these reclassifications increased Selling, general and administrative by $8 million and $23 million, respectively, for the News and Information Services segment and by $1 million in both periods for the Digital Real Estate Services segment.
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2020 and fiscal 2019 include 52 weeks. All references to the three and nine months ended March 31, 2020 and 2019 relate to the three and nine months ended March 29, 2020 and March 31, 2019, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of March 31.
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
2016-02.
The Company adopted ASU
 2016-02
 on a modified retrospective basis as of July 1, 2019. As a result of the adoption, the Company recorded operating lease right-of-use
assets, current lease liabilities and noncurrent lease liabilities for its operating leases of approximately $1.4 billion, $0.2 billion and $1.4 billion, respectively, on July 1, 2019.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company also recorded a $9 million adjustment related to previous sale leaseback transactions, which decreased the Accumulated deficit balance as of July 1, 2019. The Company’s adoption of ASU
2016-02
also resulted in the reclassification of prepaid and deferred rent to Operating lease right-of-use
assets. See Note 7—Leases.
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
ASU
2019-04
is effective for annual and interim reporting periods beginning July 1, 2020 and early adoption is permitted. For clarifications around credit losses, the effective date will be the same as the effective date in ASU
2016-13
(described below). The Company adopted the amendments in ASU
2019-04
related to ASU
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
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU
2019-12”).
The amendments in ASU
2019-12
remove certain exceptions to the general principles in Topic 740 and simplify other areas of Topic 740 including the accounting for and recognition of intraperiod tax allocation, deferred tax liabilities for outside basis differences for certain foreign subsidiaries, year-to-date
losses in interim periods, deferred tax assets for goodwill in business combinations and franchise taxes in income tax expense. ASU
2019-12
is effective for the Company for annual and interim reporting periods beginning July 1, 2021, with early adoption permitted. The Company is currently evaluating the impact ASU
2019-12
will have on its Consolidated Financial Statements.
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues for the three and nine months ended March 31, 2020 and 2019:

	For the three months ended March 31, 2020
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$543	$414	$—	$9	$—	$966
Advertising	511	40	—	25	—	576
Consumer	—	—	396	—	—	396
Real estate	—	—	—	209	—	209
Other	76	8	16	18	1	119

Total Revenues	$1,130	$462	$412	$261	$1	$2,266

	For the three months ended March 31, 2019
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$538	$474	$—	$12	$1	$1,025
Advertising	593	50	—	27	—	670
Consumer	—	—	403	—	—	403
Real estate	—	—	—	218	—	218
Other	93	15	18	15	—	141

Total Revenues	$1,224	$539	$421	$272	$1	$2,457

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2020
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,618	$1,304	$—	$28	$1	$2,951
Advertising	1,640	144	—	77	—	1,861
Consumer	—	—	1,204	—	—	1,204
Real estate	—	—	—	669	—	669
Other	262	29	55	53	1	400

Total Revenues	$3,520	$1,477	$1,259	$827	$2	$7,085

	For the nine months ended March 31, 2019
	News and Information Services	Subscription Video Services	Book Publishing	Digital Real Estate Services	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,593	$1,455	$—	$39	$1	$3,088
Advertising	1,801	162	—	89	—	2,052
Consumer	—	—	1,281	—	—	1,281
Real estate	—	—	—	693	—	693
Other	335	49	54	55	1	494

Total Revenues	$3,729	$1,666	$1,335	$876	$2	$7,608

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided.
The following table presents changes in the deferred revenue balance for the three and nine months ended March 31, 2020 and 2019:

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Balance, beginning of period	$411	$430	$428	$510
Deferral of revenue	851	934	2,426	2,271
Recognition of deferred revenue (a)	(807)	(883)	(2,398)	(2,300)
Other (b)	(68)	(21)	(69)	(21)

Balance, end of period	$387	$460	$387	$460

(a)	For the three and nine months ended March 31, 2020, the Company recognized approximately $226 million and $371 million, respectively, of revenue which was included in the opening deferred revenue balance. For the three and nine months ended March 31, 2019, the Company recognized $241 million and $461 million, respectively, of revenue which was included in the opening deferred revenue balance.
(b)
For the three and nine months ended March 31, 2020, the Company reclassified $46 million of deferred revenue to Other current liabilities in connection with the sale of News America Marketing. See Note 3—Acquisitions, Disposals and Other Transactions.

Contract assets were immaterial for disclosure as of March 31, 2020 and 2019.
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
For the three and nine months ended March 31, 2020, the Company recognized approximately $68 million and $222 million, respectively, in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of March 31, 2020 was approximately $514 million, of which approximately $55 million is expected to be recognized over the remainder of fiscal 2020, approximately $206 million is expected to be recognized in fiscal 2021, approximately $102 million is expected to be recognized in fiscal 2022, and approximately $37 million is expected to be recognized in fiscal 2023, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under
ASC 606, “Revenue From Contracts With Customers”.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
News America Marketing
On March 31, 2020, the Company entered into a definitive agreement for the sale of its News America Marketing business, a reporting unit within its News and Information Services segment (the “Transaction”), which was completed on May 5, 2020. The aggregate purchase price for the Transaction consists of (a) up to approximately $235 million, comprised of (i) $50 million in cash at closing, subject to working capital and other adjustments, less cash reinvested to acquire a 5% equity interest in the business at closing, and (ii) additional deferred cash payments payable on or before the fifth anniversary of closing in an aggregate amount of between $125 million and approximately $185 million, depending on the timing of such payments, and (b) a warrant to purchase up to an additional 10% equity interest in the business, which is exercisable on or prior to the seventh anniversary of closing. In the Transaction, the Company retained certain liabilities relating to
News America Marketing,
including those arising from its ongoing legal proceedings with Valassis Communications, Inc. (“Valassis”) and
Insignia Systems, Inc. (“Insignia”).
See Note 11—Commitments and Contingencies.
As a result of the progression of the sales process, the Company determined that the News America Marketing reporting unit met all of the criteria to be classified as held for sale as of March 31, 2020. Upon classification of the disposal group as held for sale, the Company tested the disposal group for impairment and recognized an impairment charge of $175 million within Impairment and restructuring charges in its Statements of Operations for the three and nine months ended March 31, 2020 to write the disposal group down to its fair value less costs to sell. See Note 4—Impairment and Restructuring Charges.
The major classes of assets and liabilities held for sale, which are included in Other current assets and Other current liabilities, respectively, in the Balance Sheets, were as follows:

As of
March 31, 2020
(in millions)
Cash and cash equivalents	$10
Receivables, net	217
Other current assets	28
Intangible assets, net	225
Other non-current assets	29
Impairment charge on disposal group	(175)

Total assets held for sale	$334

Accounts payable	$13
Accrued expenses	69
Deferred revenue	46
Other current liabilities	54
Other non-current liabilities	8

Total liabilities held for sale	$190

Loss
before income tax relating to News America Marketing included in the Statements of Operations was $154 million and $404 million for the three and nine months ended March 31, 2020, respectively, and income before income tax was
$29 million and $46 million for the three and nine months ended March 31, 2019, respectively.
Unruly
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES
Fiscal 2020 Impairment
During the three and nine months ended March 31, 2020, the Company recognized non-cash
impairment charges of $1,106 million and $1,398 million, respectively, primarily related to a write-down of goodwill and indefinite-lived intangible assets at its Foxtel and News America Marketing reporting units
.
Foxtel:
During the three and nine months ended March 31, 2020, the Company recognized non-cash
impairment charges totaling $931 million related to the goodwill and indefinite-lived intangible assets at its Foxtel reporting unit. Due to the impact of adverse trends resulting from lower expected broadcast subscribers and the impact that
COVID-19
is expected to have on advertising,
over-the-top, or
OTT
,
and commercial subscriber revenues in the near term, the Company revised its future outlook which resulted in a reduction in expected future cash flows of the business. As a result, the Company determined that the fair value of the reporting unit was less than its carrying value and recorded non-cash
impairment
charges of $882 million
to goodwill and $49 million to indefinite-lived intangible assets. The assumptions utilized in the income approach valuation method for Foxtel were discount rates ranging from 10.5% to 11.5%, long-term growth rates of 2.0% and a royalty rate of 1.5%. The assumptions utilized in the market approach valuation methods were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%.
News America Marketing:
During the three and nine months ended March 31, 2020, the Company recognized a non-cash
impairment charge of $175 million
on the disposal group
as a result of the reclassification of its News America Marketing reporting unit to assets held for sale. See Note 3—Acquisitions, Disposals and Other Transactions. During the nine months ended March 31, 2020, in addition to the write-down to fair value less costs to sell, the Company recognized non-cash
 impairment charges of $235 million related to goodwill and indefinite-lived intangible assets at the News America Marketing reporting unit. In the first quarter of fiscal 2020, as a result of the Company’s review of strategic options for the News America Marketing business, and other market indicators, the Company determined that the fair value of the reporting unit was less than its carrying value. As a result, the Company recorded non-cash
impairment
charges of $122 million
to goodwill and $113 million to
indefinite-lived
intangible assets. The assumptions utilized in the income approach valuation method for News America Marketing were discount rates ranging from 17.0% to 18.5% and long-term growth rates ranging from 0.6% to 1.5%.
Fiscal 2020 Restructuring
During the three and nine months ended March 31, 2020, the Company recorded restructuring charges of $19 million and $53 million, respectively, of which $15 million and $41 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2020 were for employee termination benefits.
Fiscal 2019 Restructuring
During the three and nine months ended March 31, 2019, the Company recorded restructuring charges of $25 million and $62 million, respectively, of which $23 million and $55 million, respectively, related to the News and Information Services segment. The restructuring charges recorded in fiscal 2019 were for employee termination benefits.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in restructuring program liabilities were as follows:

	For the three months ended March 31,
	2020				2019
	One time				One time
	employee	Facility			employee	Facility
	termination	related			termination	related
	benefits	costs	Other costs	Total	benefits	costs	Other costs	Total
	(in millions)
Balance, beginning of period	$16	$—	$9	$25	$20	$2	$11	$33
Additions	19	—	—	19	25	—	—	25
Payments	(17)	—	—	(17)	(17)	—	(1)	(18)

Balance, end of period	$18	$—	$9	$27	$28	$2	$10	$40

	For the nine months ended March 31,
	2020				2019
	One time				One time
	employee	Facility			employee	Facility
	termination	related			termination	related
	benefits	costs	Other costs	Total	benefits	costs	Other costs	Total
	(in millions)
Balance, beginning of period	$28	$2	$10	$40	$29	$2	$11	$42
Additions	53	—	—	53	62	—	—	62
Payments	(63)	—	(1)	(64)	(61)	—	(2)	(63)
Other	—	(2)	—	(2)	(2)	—	1	(1)

Balance, end of period	$18	$—	$9	$27	$28	$2	$10	$40

As of March 31, 2020, restructuring liabilities of approximately $18 million were included in the Balance Sheet in Other current liabilities and $9 million were included in Other non-current
liabilities.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE
5
. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of March 31, 2020	As of March 31, 2020	As of June 30, 2019
		(in millions)
Equity method investments (a)	various	$146	$148
Equity securities (b)	various	179	187

Total Investments		$325	$335

(a)	Equity method investments are primarily comprised of Foxtel’s investment in Nickelodeon Australia Joint Venture, Elara Technologies Pte. Ltd. (“Elara”), which operates PropTiger.com and Housing.com, and REA Group’s investment in 99.co Joint Venture.
(b)
Equity securities are primarily comprised of certain investments in China, the Company’s investment in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets, and the Company’s investment in Tremor.

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

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
	(in millions)		(in millions)
Total ( losses ) gains recognized on equity securities	$(17)	$6	$(22)	$(23)
Less: Net gains recognized on equity securities sold	—	—	—	—

Unrealized ( losses ) gains recognized on equity securities held at end of period	$(17)	$6	$(22)	$(23)

Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $7 million and $12 million for the three and nine months ended March 31, 2020, respectively, and $4 million and $13 million, respectively
,
for the corresponding periods of fiscal 2019.
1
4

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at March 31, 2020	Maturity at March 31, 2020	As of March 31, 2020	As of June 30, 2019
			(in millions)
Foxtel Group
Credit facility 2014 — tranche 2 (a)	—	Jan 31, 2020	$—	$56
Credit facility 2015 (a)	—	Jul 31, 2020	—	281
Credit facility 2016 (a)	—	Sept 11, 2021	—	193
Credit facility 2019 (b) (c)	3.79%	Nov 22, 2022	376	—
Term loan facility 2019 (d)	6.25%	Nov 22, 2024	154	—
Working capital facility 201 7 (a) (c) (e) (f)	3.79%	Nov 22, 2022	18	56
Telstra F acility (g)	8.23%	Dec 22, 2027	—	—
US private placement 2009 — tranche 3 (h)	—	Sept 24, 2019	—	75
US private placement 2012 — USD portion — tranche 1 (h)	—	Jul 25, 2019	—	150
US private placement 2012 — USD portion — tranche 2 (i)	4.27%	Jul 25, 2022	201	199
US private placement 2012 — USD portion — tranche 3 (i)	4.42%	Jul 25, 2024	152	149
US private placement 2012 — AUD portion	7.04%	Jul 25, 2022	66	77
REA Group
Credit facility 2016 — tranche 3 (j)	—	Dec 31, 2019	—	168
Credit facility 2018 (k)	1.82%	Apr 27, 2021	43	49
Credit facility 2019 (k) (l)	1.66%	Dec 2, 2021	105	—
Total borrowings (m)			1,115	1,453
Less: current portion (n)			—	(449)
Long-term borrowings			$1,115	$1,004

(a)	During November 2019, certain subsidiaries of NXE Australia Pty Limited (“Foxtel” and together with such subsidiaries, the “Foxtel Debt Group”) repaid the outstanding borrowings under these facilities using a combination of new indebtedness and an A$200 million shareholder loan provided by the Company.
(b)	During November 2019, the Foxtel Debt Group entered into an A$610 million revolving credit facility maturing in November 2022 (the “2019 Credit Facility”).
(c)	Borrowings under these facilities bear interest at a floating rate of the Australian BBSY plus an applicable margin of between 2.00% and 3.75% per annum depending on the Foxtel Debt Group’s net leverage ratio.
(d)	During November 2019, the Foxtel Debt Group entered into an A$250 million term loan facility maturing in November 2024 (the “2019 Term Loan Facility”). Borrowings under the 2019 Term Loan Facility bear interest at a fixed rate of 6.25% per annum.
(e)	During November 2019, the Foxtel Debt Group amended its 2017 Working Capital Facility which, among other things, extended the remaining term to three years, decreased the capacity under the facility from A$100 million to A$40 million and increased the applicable margin.
(f)	As of March 31, 2020, the Foxtel Debt Group has undrawn commitments of A$2 million under this facility for which it pays a commitment fee of 45% of the applicable margin.
(g)
In February 2020, the Foxtel Debt Group entered into an A$170 million subordinated shareholder loan facility agreement (the “Telstra Facility”) that can be used to finance cable transmission costs. The Telstra Facility bears interest at a variable rate of Australian BBSY plus a margin of 7.75%.

(h)
During the first quarter of fiscal 2020, the Foxtel Debt Group repaid $150 million aggregate principal amount of senior unsecured notes which matured in July 2019 and $75 million aggregate principal amount of senior unsecured notes which matured in September 2019.

NEWS CORPOR
ATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(i)	The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 9 —Financial Instruments and Fair Value Measurements.
(j)	During December 2019, REA Group repaid the final A$240 million tranche of its A$480 million revolving loan facility using a combination of cash on hand and new indebtedness.
( k )	Borrowings under these facilities bear interest at a floating rate of the Australian BBSY plus a margin of between 0.85% and 1.40% depending on REA Group’s net leverage ratio.
( l )	During December 2019, REA Group entered into an A$170 million unsecured syndicated revolving loan facility maturing in December 2021 (the “2019 REA Group Credit Facility”).
(m)
The Company’s outstanding borrowings as of March 31, 2020 were incurred by Foxtel and REA Group, consolidated but non wholly-owned subsidiaries of News Corp. These borrowings are only guaranteed by Foxtel and REA Group and their respective subsidiaries, as applicable, and are non-recourse
to News Corp.

(n)
The Company classifies the current portion of long term debt as non-current
liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC
470-50,
“Debt.”

Foxtel Group Borrowings
In November 2019, the Foxtel Debt Group completed a debt refinancing resulting in the repayment of A$1.1 billion of debt capacity consisting of its A$200 million credit facility maturing in January 2020, its A$400 million credit facility maturing in July 2020, its A$400 million credit facility maturing in September 2021 and amounts outstanding under the 2017 Working Capital Facility. The repayments were funded with approximately A$1.1 billion of new facilities which included proceeds from the 2019 Credit Facility, the 2019 Term Loan Facility and an A$200 million shareholder loan from the Company. In addition, the Foxtel Debt Group amended its 2017 Working Capital Facility which, among other things, extended the remaining term to three years, decreased the capacity under the facility from A$100 million to A$40 million and increased the applicable margin.
Borrowings under the 2019 Credit Facility bear interest at a floating rate of the Australian BBSY plus an applicable margin of between 2.00% and 3.75% per annum depending on the Foxtel Debt Group’s net leverage ratio and carry a commitment fee of 45% of the applicable margin on any undrawn balance. Borrowings under the 2019 Term Loan Facility bear interest at a fixed rate of 6.25%. As of
March
 31, 2020, the Foxtel Debt Group had drawn down the full A$610 million available under the 2019 Credit Facility and A$250 million available under the 2019 Term Loan Facility.
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
T
here are no assets pledged as collateral for any of the borrowings under the 2019 Credit Facility and 2019 Term Loan Facility
.
In February 2020, the Foxtel Debt Group entered into the Telstra Facility with Telstra, an Australian Securities Exchange (“ASX”)-listed telecommunications company which owns a 35% interest in Foxtel. The Telstra Facility provides Foxtel with up to A$170 million that can be used to finance cable transmission costs due to Telstra under a services arrangement between Foxtel and Telstra. The Telstra Facility bears interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. The terms of the Telstra Facility allow for the capitalization of accrued interest to the principal outstanding. As of March 31, 2020, the Foxtel Debt Group has not borrowed any funds under the Telstra Facility.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
REA Group Facilities
In December 2019, REA Group completed a debt refinancing in which it repaid the final A$240 million tranche of its A$480 million revolving loan facility with the proceeds of the new 2019 REA Group Credit Facility and cash on hand. Prior to the SFA Amendment (defined below) in April 2020, borrowings under the 2019 REA Group Credit Facility bore interest at a rate of the Australian BBSY plus a margin of between 0.85% and 1.30% depending on REA Group’s net leverage ratio and carried a commitment fee of 40% of the applicable margin on any undrawn balance. As of March 31, 2020, REA Group had drawn down the full A$170 million available under the 2019 REA Group Credit Facility.
In April 2020, REA Group amended the syndicated facility agreement for the 2019 REA Group Credit Facility (the “SFA Amendment”) to add a new A$148.5

million working capital facility (the “2020 REA Group Credit Facility”). Borrowings under the 2020 REA Group Credit Facility bear interest at a rate of Australian BBSY plus a margin of 2.00% or 2.75% depending on REA Group’s net leverage ratio and carry a commitment fee of 50% of the applicable margin on any undrawn balance. The facility will mature on December 2, 2021.
The SFA Amendment also amended the applicable margin and commitment fee for the 2019 REA Group Credit Facility. The applicable margin is now 0.85% to 2.00% depending on REA Group’s net leverage ratio, and REA Group will pay a commitment fee of 50% of the applicable margin.
The SFA Amendment requires REA Group to maintain (i) a net leverage ratio of not more than 3.25 to 1.0 prior to December 31, 2020 and a net leverage ratio of not more than 4.00 to 1.0 thereafter and (ii) a net interest coverage ratio of not less than 3.0 to 1.0. The terms of the 2018 REA Group Credit Facility were also amended to align the financial covenants to the SFA Amendment. The SFA Amendment further provides that REA Group will be restricted from paying dividends if its net leverage ratio exceeds 3.25 to 1.0 and will be required to maintain an aggregate of A$50 million in cash and undrawn commitments under its credit facilities.
REA Group also entered into a new A$20 million overdraft facility (the “2020 Overdraft Facility”) in April 2020. The 2020 Overdraft Facility is an uncommitted facility that will be reviewed annually by the lender and bears interest at a rate based on the lender’s benchmark borrowing rate less a discount of 4.22%. The 2020 Overdraft Facility carries an annual facility fee of 0.15% of the A$20 million overdraft limit.
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
periods.
Interest on borrowings under the 2019 News Corp Credit Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the 2019 Credit agreement. The applicable margin and the commitment fee are based on the pricing grid in the 2019 Credit Agreement, which varies based on the Company’s adjusted operating income net leverage ratio. As of March 31, 2020, the Company was paying a commitment fee of 0.20% on any undrawn balance and an applicable margin of 0.375% for a Base Rate borrowing and 1.375% for a Eurodollar Rate borrowing. As of March 31, 2020, the Company has not borrowed any funds under the 2019 News Corp
Credit
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Covenants
The Company’s borrowings contain customary representations, covenants, and events of default, including those discussed above. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Company’s debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at March 31, 2020.
NOTE 7. LEASES
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Other required lease disclosures
The total lease cost for operating leases included in the Statement of Operations was as follows:

		For the	For the
		three months ended	nine months ended
		March 31,	March 31,
	Income Statement Location	2020	2020
		(in millions)
Operating lease costs	Selling, general and administrative	$50	$149
Operating lease costs	Operating expenses	1	7
Short term lease costs	Operating expenses	2	7
Variable lease costs	Selling, general and administrative	10	29

Total lease costs		$63	$192

Additional information related to the Company’s operating leases under ASU 2016-02:

As of
March 31, 2020
Weighted-average remaining lease term	11.3 years
Weighted-average incremental borrowing rate	3.27%

For the
nine months ended
March 31,
2020
(in millions)
Cash paid - Operating lease liabilities	$175
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$225

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under
non-cancellable
leases as of March 31, 2020 are as follows:

As of
March 31, 2020
(in millions)
Fiscal 2020 (three months remaining)	$54
Fiscal 2021	190
Fiscal 2022	193
Fiscal 2023	182
Fiscal 2024	168
Thereafter	935

Total future minimum lease payments	1,722
Less: interest	317

Present value of minimum payments	$1,405

NEWS
CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. EQUITY
The following tables summarize changes in equity for the three and nine months ended March 31, 2020 and 2019:

	For the three months ended March 31, 2020
							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	News Corp	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions)
Balance, December 31, 2019	389	$4	200	$2	$12,183	$(2,114)	$(1,117)	$8,958	$1,169	$10,127
Net loss	—	—	—	—	—	(730)	—	(730)	(306)	(1,036)
Other comprehensive loss	—	—	—	—	—	—	(351)	(351)	(109)	(460)
Dividends	—	—	—	—	(59)	—	—	(59)	(19)	(78)
Other	—	—	—	—	13	(1)	2	14	1	15

Balance, March 31, 2020	389	$4	200	$2	$12,137	$(2,845)	$(1,466)	$7,832	$736	$8,568

	For the three months ended March 31, 2019
							Accumulated
	Class A		Class B		Additional		Other	Total
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	News Corp	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions)
Balance, December 31, 2018	385	$4	200	$2	$12,271	$(1,937)	$(1,076)	$9,264	$1,170	$10,434
Net income	—	—	—	—	—	10	—	10	13	23
Other comprehensive income	—	—	—	—	—	—	57	57	10	67
Dividends	—	—	—	—	(58)	—	—	(58)	(20)	(78)
Other	—	—	—	—	16	—	—	16	(4)	12

Balance, March 31, 2019	385	$4	200	$2	$12,229	$(1,927)	$(1,019)	$9,289	$1,169	$10,458

NEWS
CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL
STATEMENTS

	For the nine months ended March 31, 2020
							Accumulated
	Class A		Class B		Additional		Other	Total News
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Corp	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions)
Balance, June 30, 2019	386	$4	200	$2	$12,243	$(1,979)	$(1,126)	$9,144	$1,167	$10,311
Cumulative impact from adoption of new standards	—	—	—	—	—	6	3	9	—	9
Net loss	—	—	—	—	—	(872)	—	(872)	(272)	(1,144)
Other comprehensive loss	—	—	—	—	—	—	(344)	(344)	(118)	(462)
Dividends	—	—	—	—	(118)	—	—	(118)	(41)	(159)
Other	3	—	—	—	12	—	1	13	—	13

Balance, March 31, 2020	389	$4	200	$2	$12,137	$(2,845)	$(1,466)	$7,832	$736	$8,568

	For the nine months ended March 31, 2019
							Accumulated
	Class A		Class B		Additional		Other	Total News
	Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Corp	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions)
Balance, June 30, 2018	383	$4	200	$2	$12,322	$(2,163)	$(874)	$9,291	$1,186	$10,477
Cumulative impact from adoption of new standards	—	—	—	—	—	32	(22)	10	10	20
Net income	—	—	—	—	—	206	—	206	64	270
Other comprehensive loss	—	—	—	—	—	—	(124)	(124)	(46)	(170)
Dividends	—	—	—	—	(117)	—	—	(117)	(43)	(160)
Other	2	—	—	—	24	(2)	1	23	(2)	21

Balance, March 31, 2019	385	$4	200	$2	$12,229	$(1,927)	$(1,019)	$9,289	$1,169	$10,458

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Stock Repurchases
In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the nine months ended March 31, 2020 and 2019. Through April 30, 2020, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of April 30, 2020 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.
The Company did not purchase any of its Class B Common Stock during the nine months ended March 31, 2020 and 2019.
Dividends
In February 2020, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on April 15, 2020 to stockholders of record as of March 11, 2020. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
NOTE
9
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2020				As of June 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Foreign currency derivatives - cash flow hedges	$—	$4	$—	$4	$—	$1	$—	$1
Cross currency interest rate derivatives - fair value hedges	—	30	—	30	—	29	—	29
Cross currency interest rate derivatives - economic hedges	—	—	—	—	—	12	—	12
Cross currency interest rate derivatives - cash flow hedges	—	120	—	120	—	116	—	116
Equity securities (a)	54	—	125	179	74	—	113	187

Total assets	$54	$154	$125	$333	$74	$158	$113	$345

Liabilities:
Interest rate derivatives - cash flow hedges	—	15	—	15	—	20	—	20
Mandatorily redeemable noncontrolling interests	—	—	—	—	—	—	11	11
Cross currency interest rate derivatives - cash flow hedges	—	17	—	17	—	18	—	18

Total liabilities	$—	$32	$—	$32	$—	$38	$11	$49

(a)	See Note 5 —Investments.

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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the nine months ended March 31,
	2020	2019
	(in millions)
Balance - beginning of period (a)	$113	$127
Additions (b)	17	7
Sales	—	(10)
Measurement adjustments	(3)	—
Foreign exchange and other	(2)	(9)

Balance - end of period	$125	$115

(a)
As a result of the adoption of ASU
2016-01
during the first quarter of fiscal 2019, the cumulative net unrealized gains (losses) for these investments contained within Accumulated
o
ther comprehensive loss were reclassified through Accumulated deficit as of July 1, 2018.

(b)	Includes purchases of equity securities as well as the equity securities received as consideration for the sale of Unruly to Tremor in the third quarter of fiscal 2020.
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
A rollforward of the Company’s mandatorily redeemable noncontrolling interest liabilities classified as Level 3 is as follows:

	For the nine months ended March 31,
	2020	2019
	(in millions)
Balance - beginning of period	$12	$12
Payments (a)	(11)	—
Accretion	—	1
Foreign exchange movements	—	(1)
Other	(1)	—

Balance - end of period	$—	$12

(a)	In July 2019, REA Group acquired the remaining 19.7% interest in Smartline Home Loans Pty Limited for approximately $11 million, increasing REA Group’s ownership to 100%.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments
The Company is directly and indirectly affected by risks associated with changes in certain market conditions. When deemed appropriate, the Company uses derivative instruments to mitigate the potential impact of these market risks. The primary market risks managed by the Company through the use of derivative instruments include:
•
foreign currency exchange rate risk: arising primarily through Foxtel Debt Group borrowings denominated in United States (“U.S.”) dollars, payments for customer premise equipment, and certain programming rights; and

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
Hedges are classified as current or
non-current
in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

		As of	As of
	Balance Sheet Location	March 31, 2020	June 30, 2019
		(in millions)
Foreign currency derivatives - cash flow hedges	Other current assets	$4	$1
Cross currency interest rate derivatives - fair value hedges	Other current assets	—	8
Cross currency interest rate derivatives - economic hedges	Other current assets	—	12
Cross currency interest rate derivatives - cash flow hedges	Other current assets	—	33
Cross currency interest rate derivatives - fair value hedges	Other non-current assets	30	21
Cross currency interest rate derivatives - cash flow hedges	Other non-current assets	120	83
Interest rate derivatives - cash flow hedges	Other current liabilities	—	(2)
Interest rate derivatives - cash flow hedges	Other non-current liabilities	(15)	(18)
Cross currency interest rate derivatives - cash flow hedges	Other non-current liabilities	(17)	(18)
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives, interest rate derivatives and cross currency interest rate derivatives to mitigate currency exchange and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment.
The total notional value of foreign currency contract derivatives designated for hedging was $59 million as of March 31, 2020. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is to February 2021. As of March 31, 2020, the Company estimates that approximately $2 million of net derivative gains related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated as cash flow hedges was approximately A$300 million as of March 31, 2020. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to September 2022. As of March 31, 2020, the Company estimates that approximately $3 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.
2
6

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The total notional value of cross currency interest rate swaps that were designated as cash flow hedges was approximately $280 million as of March 31, 2020. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024. As of March 31, 2020, the Company estimates that approximately $2 million of net derivative gains related to its cross currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statement of Operations within the next 12 months.

The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on Accumulated other comprehensive loss and the Statement of Operations during the three and nine months ended March 31, 2020 and 2019.

	Gain (loss) recognized in Accumulated		(Gain) loss reclassified from Accumulated
	Other Comprehensive Loss for the three months ended		Other Comprehensive Loss for the three months ended		Income statement
	March 31,		March 31,		location
	2020	2019	2020	2019
	(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives - cash flow hedges	$5	$(2)	$(1)	$—	Operating expenses
Cross currency interest rate derivatives - cash flow hedges	43	(9)	(33)	7	Interest expense, net
Interest rate derivatives - cash flow hedges	(3)	(4)	1	2	Interest expense, net

Total	$45	$(15)	$(33)	$9

	Gain (loss) recognized in Accumulated		(Gain) loss reclassified from Accumulated
	Other Comprehensive Loss for the nine months ended		Other Comprehensive Loss for the nine months ended		Income statement
	March 31,		March 31,		location
	2020	2019	2020	2019
	(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives - cash flow hedges	$3	$2	$(3)	$(2)	Operating expenses
Cross currency interest rate derivatives - cash flow hedges	35	7	(30)	(5)	Interest expense, net
Interest rate derivatives - cash flow hedges	(6)	(6)	(4)	6	Interest expense, net

Total	$32	$3	$(37)	$(1)

Upon adoption of ASU
2017-12,
the Company reclassified $5 million in gains from Accumulated deficit to Accumulated other comprehensive loss related to amounts previously recorded for the ineffective portion of outstanding derivative instruments designated as cash flow hedges. During the three months ended March 31, 2019, the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair value hedges
Borrowings issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. For the nine months ended March 31, 2020, such adjustments increased the carrying value of borrowings by $3 million.
The total notional value of the fair value hedges was approximately $70 million as of March 31, 2020. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.
During the three and nine months ended March 31, 2020 and 2019, the amount recognized in the Statement of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of March 31, 2020:

As of
March 31, 2020
(in millions)
Borrowings:
Carrying amount of hedged item	$72
Cumulative hedging adjustments included in the carrying amount	5
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
During the third quarter of fiscal 2020, the Company recognized non-cash
impairment charges of $882million and $49million related to goodwill and indefinite-lived intangible assets, respectively, at its Foxtel reporting unit. The carrying value of goodwill at Foxtel decreased from $1,668 million to $786 million and the carrying value of indefinite-lived intangible assets decreased from $189million to $140 million. See Note 4—Impairment and Restructuring Charges.
During the first quarter of fiscal 2020, the Company recognized non-cash
impairment charges of $122 million and $113 million related to goodwill and indefinite-lived intangible assets, respectively, at the News America Marketing reporting unit. The carrying value of goodwill at News America Marketing decreased from $122 million to nil and the value of indefinite-lived intangible assets decreased from $308 million to $195 million. See Note
4
—Impairment and Restructuring Charges.
The Company did not recognize any write-downs on the carrying value of its assets during the three and nine months ended March 31, 2019.
Other Fair Value Measurements
As of March 31, 2020, the carrying value of the Company’s outstanding borrowings approximates the fair value. The U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Net (loss) income	$(1,036)	$23	$(1,144)	$270
Less: Net loss ( income ) attributable to noncontrolling interests	306	(13)	272	(64)

Net (loss) income attributable to News Corporation stockholders	$(730)	$10	$(872)	$206

Weighted-average number of shares of common stock outstanding - basic	588.3	585.0	587.7	584.6
Dilutive effect of equity awards (a)	—	3.8	—	2.6

Weighted-average number of shares of common stock outstanding - diluted	588.3	588.8	587.7	587.2

Net (loss) income attributable to News Corporation stockholders per share - basic and diluted	$(1.24)	$0.02	$(1.48)	$0.35

(a)	The dilutive impact of the Company’s performance stock units, restricted stock units and stock options has been excluded from the calculation of diluted loss per share for the three a
nd
nine months ended March 31, 2020 because their inclusion would have an antidilutive effect on the net loss per share.

Note 11. Commitments and CONTINGENCIES

Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of March 31, 2020 have not changed significantly from the disclosures included in the 2019 Form
 10-K
and the Company’s Form
10-Q
for the quarter ended December 31, 2019.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
News America Marketing
In
May
2020, the Company
sold
its News America Marketing business. In the transaction, the Company retained
certain liabilities, including those arising from the legal proceedings with Insignia and Valassis described below.
Insignia Systems, Inc.
On July 11, 2019, Insignia filed a complaint in the U.S. District Court for the District of Minnesota against News America Marketing FSI L.L.C. (“NAM FSI”), News America Marketing
In-Store
Services L.L.C. (“NAM
In-Store”)
and News Corporation (together, the “NAM Parties”) alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On August 14, 2019, the NAM Parties answered the complaint and asserted a counterclaim against Insignia for breach of contract, alleging that Insignia violated a prior settlement agreement between NAM
In-Store
and Insignia. The NAM Parties subsequently filed a motion seeking dismissal of the complaint on October 21, 2019. On November 11, 2019, Insignia filed an opposition to the NAM Parties’ motion and a cross-motion seeking dismissal of the counterclaim, which the NAM Parties opposed. The court held a hearing on the motion and cross-motion on January 14, 2020, and on April 6, 2020, denied both motions. The court has ordered expedited discovery on the counterclaim, with dispositive motions due by June 14, 2020. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Parties believe they have been compliant with applicable laws and intend to defend themselves vigorously.
Valassis Communications, Inc.
On November 8, 2013, Valassis filed a complaint in the U.S. District Court for the Eastern District of Michigan (the “District Court”) against the NAM Parties and News America Incorporated (together, the “NAM Group”) alleging violations of federal and state antitrust laws and common law business torts, including unfair competition. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. NAM
In-Store
and NAM FSI asserted a counterclaim against Valassis for unfair competition, alleging that Valassis has engaged in the same practices that it alleges to be unfair. In November 2019, the parties agreed to discontinue the unfair competition claim and counterclaim.
On December 19, 2013, the NAM Group filed a motion to dismiss the complaint and on March 30, 2016, the District Court dismissed Valassis’s bundling and tying claims. On September 25, 2017, the District Court granted Valassis’s motion to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case which was granted in part and denied in part by the N.Y. District Court on February 21, 2019. The N.Y. District Court found that the NAM Group’s bidding practices were lawful but denied its motion with respect to claims arising out of certain other alleged contracting practices. In addition, the N.Y. District Court also dismissed Valassis’s claims relating to free-standing insert products. On December 20, 2019, the N.Y. District Court granted the NAM Group’s motion to exclude the testimony of Valassis’s sole damages expert. On February 6, 2020, in response to a motion by Valassis, the N.Y. District Court clarified that Valassis could seek the court’s permission to prove damages through evidence other than its expert’s excluded testimony. Valassis subsequently filed a motion to supplement and amend its expert and pre-trial
damages disclosures, which the N.Y. District Court granted on April 24, 2020. As a result, the trial date of June 1, 2020 has been postponed without a new date. In addition, in light of
COVID-19,
the conduct of jury trials in the N.Y. District Court is currently suspended until further order of the court. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $4 million and $2 million for the three months ended March 31, 2020 and 2019, respectively, and $5 million and $8 million for the nine months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $62 million. The amount to be indemnified by FOX of approximately $66 million was recorded as a receivable in Other current assets on the Balance Sheet as of March 31, 2020. The net expense for the nine months ended March 31, 2020 reflects a $5 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from FOX as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended March 31
, 2020
, the Company recorded
an
income tax
ben
e
fit

of $10 million on
pre-tax
loss
 of $1,046 million

resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by the non-cash impairment of Foxtel’s goodwill and indefinite-lived intangible assets, which have no tax benefit, by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses, and by the impact of foreign operations which are subject to higher tax rates.
For the nine months ended March 31, 2020, the Company recorded an income tax expense of $21 million on a
pre-tax
loss of $1,123
million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by the non-cash
impairment of Foxtel’s goodwill and indefinite-lived intangible assets, which have no tax benefit, a lower tax benefit recorded on the impairment of News America Marketing’s goodwill in prior quarters, by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses, and by the impact of foreign operations which are subject to higher tax rates.

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
Management assesses available evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Based on management’s assessment of available evidence, it has been determined that it is more likely than not that certain deferred tax assets in U.S Federal, State and foreign jurisdictions may not be realized and therefore, a valuation allowance has been established against those tax assets.
As a result of adverse economic impacts of
COVID-19
on its business, the Company performed an assessment of the need for additional valuation allowances against existing deferred tax assets. As a result of this assessment, the Company determined no additional valuation allowances should be recorded, however, given the rapidly evolving and changing landscape caused by the pandemic, the Company will continue to closely monitor the impacts of
COVID-19
on the Company’s ability to realize its deferred tax assets and may record new valuation allowances in the future as new information becomes available.
The Company’s tax returns are subject to
on-going
review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations by various U.S. state and foreign jurisdictions. During the year ended June 30, 2018, the Internal Revenue Service commenced an audit of the Company for the year ended June 30, 2014. The Company effectively settled this audit with minimal changes in February 2020. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and its liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.
The Company paid gross income taxes of $93 million and $107 million during the nine months ended March 31, 2020 and 2019, respectively, and received tax refunds of $5 million and $17 million, respectively.
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
 and
 The Advertiser
 in Australia,
 The Times, The Sunday Times, The Sun
 and
 The Sun on Sunday
 in the U.K. and the
 New York Post
 in the U.S. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency.

The segment included News America Marketing until the completion of the sale of the business on May 5, 2020.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
•
Subscription Video Services
—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV
 subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in Foxtel (with the remaining 35% interest in Foxtel held by Telstra, an
ASX-listed
telecommunications company) and (ii) Australian News Channel (“ANC”). Foxtel is the largest pay-TV
provider in Australia, with nearly 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel offers the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming. Foxtel also operates Foxtel Now, an OTT service and Kayo, a sports-only OTT service.

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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
	(in millions)
Revenues:
News and Information Services	$1,130	$1,224	$3,520	$3,729
Subscription Video Services	462	539	1,477	1,666
Book Publishing	412	421	1,259	1,335
Digital Real Estate Services	261	272	827	876
Other	1	1	2	2

Total revenues	$2,266	$2,457	$7,085	$7,608

Segment EBITDA:
News and Information Services	$75	$65	$273	$286
Subscription Video Services	68	98	219	295
Book Publishing	55	53	167	209
Digital Real Estate Services	74	73	274	299
Other	(30)	(42)	(115)	(114)
Depreciation and amortization	(160)	(168)	(484)	(494)
Impairment and restructuring charges	(1,125)	(34)	(1,451)	(71)
Equity losses of affiliates	(7)	(4)	(12)	(13)
Interest expense, net	(9)	(14)	(13)	(45)
Other, net	13	3	19	30

(Loss) income before income tax benefit ( expense )	(1,046)	30	(1,123)	382
Income tax benefit ( expense )	10	(7)	(21)	(112)

Net (loss) income	$(1,036)	$23	$(1,144)	$270

	As of	As of
	March 31, 2020	June 30, 2019
	(in millions)
Total assets:
News and Information Services	$5,288	$5,482
Subscription Video Services	3,319	4,406
Book Publishing	2,165	2,074
Digital Real Estate Services	2,166	2,229
Other (a)	1,165	1,185
Investments	325	335

Total assets	$14,428	$15,711

(a)	The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of	As of
	March 31, 2020	June 30, 2019
	(in millions)
Goodwill and intangible assets, net:
News and Information Services	$2,082	$2,617
Subscription Video Services	1,371	2,595
Book Publishing	735	772
Digital Real Estate Services	1,489	1,589

Total Goodwill and intangible assets, net	$5,677	$7,573

NOTE 1
4
. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. The allowance for doubtful accounts is estimated based on historical experience, receivable aging, current economic trends and specific identification of certain receivables that are at risk of not being collected.
Receivables, net consist of:

	As of	As of
	March 31, 2020	June 30, 2019
	(in millions)
Receivables	$1,295	$1,590
Allowance for doubtful accounts	(58)	(46)

Receivables, net	$1,237	$1,544

Other Current Assets
The following table sets forth the components of Other current assets:

	As of	As of
	March 31, 2020	June 30, 2019
	(in millions)
Assets held for sale	$334	$—
Other	419	515

Total Other current assets	$753	$515

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other
Non-Current
Assets
The following table sets forth the components of Other
non-current
assets:

	As of	As of
	March 31, 2020	June 30, 2019
	(in millions)
Royalty advances to authors	$342	$343
Retirement benefit assets	137	117
Inventory (a)	134	155
Other	350	315

Total Other non-current assets	$963	$930

(a)	Primarily consists of the non-current portion of programming rights.
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of	As of
	March 31, 2020	June 30, 2019
	(in millions)
Royalties and commissions payable	$190	$211
Current operating lease liabilities (a)	156	—
Allowance for sales returns	168	192
Current tax payable	18	22
Liabilities held for sale	190	—
Other	257	299

Total Other current liabilities	$979	$724

(a)	As a result of the adoption of ASU
2016-02
during the first quarter of fiscal 2020, the Company has included the current portion of its operating lease liabilities within Other current liabilities as of March 31, 2020.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other, net
The following table sets forth the components of Other, net:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
	(in millions)
Dividends received from equity security investments	$1	$1	$2	$24
Remeasurement of equity securities	(17)	6	(22)	(23)
Gain on sale of businesses (a)	20	—	20	—
Gain on sale of Australian property	—	2	—	14
Other, net	9	(6)	19	15

Total Other, net	$13	$3	$19	$30

(a)	During the three and nine months ended March 31, 2020, REA Group contributed its businesses located in Singapore and Indonesia into a joint venture with 99.co in return for an equity method investment in the combined entity. As a result of the deconsolidation of these entities, REA Group recognized a $20 million gain in Other, net.
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for taxes and interest:

	For the nine months ended
	March 31,
	2020	2019
	(in millions)
Cash paid for interest	$43	$67
Cash paid for taxes	93	107
NOTE 15. SUBSEQUENT EVENTS
News America Marketing
On March 31, 2020, the Company entered into a definitive agreement for the sale of its News America Marketing business, which was completed on May 5, 2020. Refer to Note 3—Acquisitions, Disposals and Other Transactions for further discussion.
REA Group Credit Facility
In April 2020, REA Group entered into a new A$148.5 million working capital facility and an A$20 million overdraft facility. Refer to Note 6—Borrowings for further discussion
.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, including expected impacts from the recent novel coronavirus
(“COVID-19”)
pandemic and related public health measures, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those related to
COVID-19.
More information regarding these risks and uncertainties (many of which may be amplified by
COVID-19)
and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A in News Corporation’s Annual Report on Form
 10-K
for the fiscal year ended June 30, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2019 (the “2019 Form
 10-K”),
and Part II, Item 1A. of this Form
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
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, the Company reclassified the costs associated with certain initiatives previously included within the Other segment to the News and Information Services and Digital Real Estate Services segments as these initiatives directly benefit these segments. For the three and nine months ended March 31, 2019, these reclassifications increased Selling, general and administrative by $8 million and $23 million, respectively, for the News and Information Services segment and by $1 million in both periods for the Digital Real Estate Services segment.
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

•
Results of Operations
-
This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2020 and 2019. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•
Liquidity and Capital Resources
-
This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2020 and 2019, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of March 31, 2020.
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
The Australian
,
The Daily Telegraph
,
Herald Sun
,
The Courier Mail
and
The Advertiser
in Australia,
The Times
,
The Sunday Times
,
The Sun
and
The Sun on Sunday
in the U.K. and the
New York Post
in the U.S. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency. The segment included News America Marketing until the completion of the sale of the business on May 5, 2020.
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
®
and ListHub
TM
.
•
Other
—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy Group and costs related to the U.K. Newspaper Matters (as defined in Note 11—Commitments and Contingencies to the Consolidated Financial Statements). The Company’s Strategy Group identifies new products and services across its businesses to increase revenues and profitability and targets and assesses potential acquisitions, investments and dispositions.
Other Business Developments
COVID-19
Impact
COVID-19
is believed to have been first identified in China in late 2019 and has spread globally. The rapid spread has resulted in authorities implementing numerous measures to try to contain the virus, including quarantines,
“stay-at-home”
orders, event cancellations, travel restrictions, school shutdowns and orders for many businesses to curtail or cease normal operations. The impact of
COVID-19
and measures to prevent its spread have created significant volatility, uncertainty and economic disruption and are affecting the Company’s businesses in a number of ways. While the impacts of
COVID-19
were not material to the Company’s results of operations for the three and nine months ended March 31, 2020 as they began to materialize toward the end of the third quarter, the Company expects a more significant impact in the fourth quarter of fiscal 2020, particularly as containment measures in a number of its operating geographies have been extended into May or beyond. As of the date of this filing, the Company has observed the following effects on its businesses:
News and Information Services
: Advertising and single-copy sales revenues in the segment have been and are expected to continue to be adversely affected as a result of widespread business closures, social distancing measures and economic uncertainty resulting from
COVID-19.
However, the Company has seen increases in digital paid subscribers, including at the
 Wall Street Journal
,
 The Times
,
 The Sunday Times
and
The Australian
, as well as digital audience gains at online versions of its news properties.
Subscription Video Services
: The cancellation or postponement of sports events for which the Company has broadcast rights has resulted in fewer subscribers to its sports services, including Kayo, and is expected to adversely impact customer churn, which, in turn, have adversely affected and are expected to continue to adversely affect subscription revenue from broadcast and Kayo subscribers and, together with adverse economic conditions, have negatively impacted and are expected to continue to adversely impact advertising revenue. Profitability in future periods may also be adversely impacted even if postponed events are ultimately held, as the Company will resume recognizing programming amortization expense for those events but may not generate sufficient incremental subscription and advertising revenues to compensate for current losses, particularly if a large number of sports events are held during the same period. In addition, closures of pubs and clubs and lower occupancy at hotels throughout Australia have adversely impacted and are expected to continue to adversely impact commercial subscription revenues.
Book Publishing
: Sales have been and are expected to continue to be adversely affected by shipping restrictions and delays imposed by online retailers, as well as closures of brick-and-mortar
retail stores. However, in recent weeks the Company has seen an increase in sales of digital formats of its titles, which remain readily available from online retailers.
Digital Real Estate Services
: The real estate markets in both Australia and the U.S. have been and continue to be negatively impacted as a result of social distancing measures, business closures and economic uncertainty resulting from
COVID-19.
 Weakness in new listing volumes, lower transaction volume and other adverse effects, as well as measures the Company has taken to support its customers, including re-list
and
re-upgrade
offers for new listings and price concessions, have adversely affected and are expected to continue to adversely affect revenues.
The Company has taken various steps to offset the impact of
COVID-19,
including by reducing variable costs and implementing cost-savings initiatives across its businesses such as significant reductions in discretionary spending, non-essential capital expenditures and headcount and transitioning certain newspaper operations to digital-only.

The Company is also currently in separate discussions with each of the various sports leagues regarding the scheduling of sports events and potential cost concessions based on the terms of the applicable contract. The continued postponement of sports events for which the Company has broadcast rights will cause a deferral of the recognition of the associated programming amortization expense for the period in which no live games are being played.
The ultimate impact of the
 COVID-19
 pandemic, including the extent of adverse impacts on the Company’s business, results of operations and financial condition, will depend on, among other things, the severity, duration and spread of the pandemic, the impact of governmental actions and business and consumer behavior in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the resulting global economic conditions and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted. The evolving and uncertain nature of this situation makes it challenging for management to estimate the future performance of the Company’s businesses, including the supply and demand for the Company’s products and services, its cash flows, its advertising revenues and the impact on rights payments, which are subject to negotiation. For additional information regarding risks related to the
COVID-19
pandemic, please see “
The recent novel coronavirus (COVID-19) pandemic and other similar epidemics, pandemics or widespread health crises could have a material adverse effect on the Company’s business, results of operations, cash flows and financial position.
” in Part II, Item 1A. of this Form
 10-Q.
Sale of News America Marketing
On March 31, 2020, the Company entered into a definitive agreement for the sale of its News America Marketing business, a reporting unit within its News and Information Services segment (the “Transaction”), which was completed on May 5, 2020. The aggregate purchase price for the Transaction consists of (a) up to approximately $235 million, comprised of (i) $50 million in cash at closing, subject to working capital and other adjustments, less cash reinvested to acquire a 5% equity interest in the business at closing, and (ii) additional deferred cash payments payable on or before the fifth anniversary of closing in an aggregate amount of between $125 million and approximately $185 million, depending on the timing of such payments, and (b) a warrant to purchase up to an additional 10% equity interest in the business, which is exercisable on or prior to the seventh anniversary of closing. In the Transaction, the Company retained certain liabilities relating to News America Marketing, including those arising from its ongoing legal proceedings with Valassis Communications, Inc. and Insignia Systems, Inc. See Note 11—Commitments and Contingencies in the accompanying Consolidated Financial Statements. See Note 3—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements for additional information.
Sale of Unruly
In January 2020, the Company sold Unruly to Tremor International Ltd (“Tremor”) for approximately 7% of Tremor’s outstanding shares. The Company agreed not to sell the Tremor shares for a period of 18 months after closing. At closing, the Company and Tremor entered into a three year commercial arrangement which granted Tremor the exclusive right to sell outstream video advertising on all of the Company’s digital properties in exchange for a total minimum revenue guarantee for News Corp of £30 million. See Note 3—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS
Results of Operations—For the three and nine months ended March 31, 2020 versus the three and nine months ended March 31, 2019
The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2020 as compared to the three and nine months ended March 31, 2019.

	For the three months ended March 31,				For the nine months ended March 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$966	$1,025	$(59)	(6)%	$2,951	$3,088	$(137)	(4)%
Advertising	576	670	(94)	(14)%	1,861	2,052	(191)	(9)%
Consumer	396	403	(7)	(2)%	1,204	1,281	(77)	(6)%
Real estate	209	218	(9)	(4)%	669	693	(24)	(3)%
Other	119	141	(22)	(16)%	400	494	(94)	(19)%

Total Revenues	2,266	2,457	(191)	(8)%	7,085	7,608	(523)	(7)%
Operating expenses	(1,281)	(1,400)	119	9%	(3,968)	(4,224)	256	6%
Selling, general and administrative	(743)	(810)	67	8%	(2,299)	(2,409)	110	5%
Depreciation and amortization	(160)	(168)	8	5%	(484)	(494)	10	2%
Impairment and restructuring charges	(1,125)	(34)	(1,091)	**	(1,451)	(71)	(1,380)	**
Equity losses of affiliates	(7)	(4)	(3)	(75)%	(12)	(13)	1	8%
Interest expense, net	(9)	(14)	5	36%	(13)	(45)	32	71%
Other, net	13	3	10	**	19	30	(11)	(37)%

(Loss) income before income tax benefit (expense)	(1,046)	30	(1,076)	**	(1,123)	382	(1,505)	**
Income tax benefit (expense)	10	(7)	17	**	(21)	(112)	91	81%

Net (loss) income	(1,036)	23	(1,059)	**	(1,144)	270	(1,414)	**
Less: Net loss (income) attributable to noncontrolling interests	306	(13)	319	**	272	(64)	336	**

Net (loss) income attributable to News Corporation stockholders	$(730)	$10	$(740)	**	$(872)	$206	$(1,078)	**

** not meaningful
Revenues
— Revenues decreased $191 million, or 8%, and $523 million, or 7%, for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019.
The Revenue decrease for the three months ended March 31, 2020 was driven by lower revenues at the News and Information Services segment of $94 million, primarily due to weakness in the print advertising market, lower revenues at News America Marketing and the $25 million negative impact of foreign currency fluctuations. Revenues at the Subscription Video Services segment declined $77 million, mainly due to lower subscription revenues resulting from fewer broadcast subscribers and the $38 million negative impact of foreign currency fluctuations. Revenues at the Digital Real Estate Services and Book Publishing segments decreased $11 million and $9 million, respectively. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $78 million, or 3%, for the three months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.

The Revenue decrease for the nine months ended March 31, 2020 was driven by lower revenues at the News and Information Services segment of $209 million, primarily due to weakness in the print advertising market, the $75 million negative impact of foreign currency fluctuations, lower revenues at News America Marketing of $67 million and the absence of the $48 million benefit related to News UK’s exit from the partnership for
Sun Bets
in the first quarter of fiscal 2019, partially offset by price increases and digital subscriber growth across key mastheads. Revenues at the Subscription Video Services segment declined by $189 million, primarily due to the $97 million negative impact of foreign currency fluctuations and lower subscription revenues resulting from fewer broadcast subscribers and changes in the subscriber package mix, partially offset by $49 million of higher revenues from Kayo and Foxtel Now. Revenues at the Book Publishing and Digital Real Estate Service segments decreased $76 million and $49 million, respectively. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Revenue decrease of $212 million, or 3%, for the nine months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.
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
Operating expenses
— Operating expenses decreased $119 million, or 9%, and $256 million, or 6%, for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019.
The decrease in Operating expenses for the three months ended March 31, 2020 was mainly due to lower operating expenses at the Subscription Video Services segment of $62 million, primarily resulting from the $24 million positive impact of foreign currency fluctuations and lower sports and entertainment programming costs. The decrease in Operating expenses was also due to lower expenses at the News and Information Services segment of $49 million, primarily due to cost savings initiatives, lower costs associated with lower revenues at News America Marketing, the $14 million positive impact of foreign currency fluctuations and lower newsprint, production and distribution costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $40 million, or 3%, for the three months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.
The decrease in Operating expenses for the nine months ended March 31, 2020 was mainly due to lower operating expenses at the News and Information Services segment of $130 million, primarily due to cost savings initiatives, the $39 million positive impact of foreign currency fluctuations, lower costs associated with lower revenues at News America Marketing, lower newsprint, production and distribution costs and the $22 million impact from the settlement of certain warranty-related claims pertaining to previously incurred and ongoing repairs and maintenance costs for News UK’s printing business. The decrease was also due to lower operating expenses at the Subscription Video Services segment of $112 million, primarily due to the $63 million positive impact of foreign currency fluctuations and lower transmission and entertainment programming costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $109 million, or 3%, for the nine months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.
Selling, general and administrative
—Selling, general and administrative decreased $67 million, or 8%, and $110 million, or 5%, for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019.
The decrease in Selling, general and administrative for the three months ended March 31, 2020 was primarily due to lower expenses at the News and Information Services segment of $55 million, driven by cost savings initiatives, the absence of costs resulting from the sale of Unruly in the third quarter of fiscal 2020 and the $11 million positive impact of foreign currency fluctuations. The decrease was also due to lower expenses at the Digital Real Estate Services and Book Publishing segments of $10 million and $3 million, respectively, offset by higher expenses of $15 million at the Subscription Video Services segment. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $24 million, or 3%, for the three months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.

The decrease in Selling, general and administrative for the nine months ended March 31, 2020 was primarily due to lower expenses of $66 million at the News and Information Services segment, driven by the $33 million positive impact of foreign currency fluctuations, cost savings initiatives, the absence of costs associated with the sale of certain local radio stations in the UK in fiscal 2019 and the absence of costs resulting from the sale of Unruly in the third quarter of fiscal 2020, partially offset by increased compensation expense at Dow Jones. The decrease was also due to lower expenses of $32 million at the Digital Real Estate Services segment, driven by lower marketing costs and cost savings initiatives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $66 million, or 3%, for the nine months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.
Depreciation and amortization
— Depreciation and amortization expense decreased $8 million, or 5%, and $10 million, or 2%, for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $7 million and $19 million for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019.
Impairment and restructuring charges
—During the three months ended March 31, 2020, the Company recognized non-cash
impairment charges of $1,106 million, primarily related to a $931 million write-down of goodwill and indefinite-lived intangible assets at its Foxtel reporting unit and $175 million related to the reclassification of its News America Marketing reporting unit to assets held for sale.
During the nine months ended March 31, 2020, the Company recognized non-cash
impairment charges of $1,398 million, primarily related to a $931 million write-down of goodwill and indefinite-lived intangible assets at its Foxtel reporting unit, $175 million related to the reclassification of its News America Marketing reporting unit to assets held for sale, as well as $292 million of write-downs recognized in previous quarters.
During the three and nine months ended March 31, 2020, the Company recorded restructuring charges of $19 million and $53 million, respectively.
During the three and nine months ended March 31, 2019, the Company recorded restructuring charges of $25 million and $62 million, respectively.
See Note 4—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Equity losses of affiliates
— Equity losses of affiliates increased by $3 million and improved by $1 million for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019. See Note 5—Investments in the accompanying Consolidated Financial Statements.
Interest expense, net
— Interest expense, net improved by $5 million and $32 million for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019. Interest expense, net improved for the three months ended March 31, 2020 primarily due to lower third party interest expense resulting from repayments of maturing debt facilities. Interest expense, net improved for the nine months ended March 31, 2020 primarily due to the settlement of cash flow hedges related to debt maturities occurring in the first quarter of fiscal 2020 and lower third party interest expense due to repayments of maturing debt facilities.
Other, net
— Other, net increased by $10 million and decreased by $11 million for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019. See Note 14—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax benefit (expense)
— For the three months ended March 31, 2020, the Company recorded an income tax benefit of $10 million on a pre-tax
loss of $1,046 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by the non-cash
impairment of Foxtel’s goodwill and indefinite-lived intangible assets, which have no tax benefit, by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses, and by the impact of foreign operations which are subject to higher tax rates.

For the nine months ended March 31, 2020, the Company recorded an income tax expense of $21 million on a pre-tax
loss of $1,123 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by the non-cash
impairment of Foxtel’s goodwill and indefinite-lived intangible assets, which have no tax benefit, a lower tax benefit recorded on the impairment of News America Marketing’s goodwill in prior quarters, by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses, and by the impact of foreign operations which are subject to higher tax rates.
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
The adverse economic effects of the current
COVID-19
pandemic have caused the Company to reassess the need for valuation allowances against deferred tax assets. As a result of this analysis, the Company determined no additional valuation allowances were needed against deferred tax assets and the Company will continue to monitor the impacts of
COVID-19
on the Company’s ability to realize its deferred tax assets.
In response to the
COVID-19
pandemic, many governments have enacted or are in the process of enacting measures to provide aid and economic stimulus to companies. These measures may include deferring the due dates of tax payments, favorable changes in estimated payment calculations, or other changes to their income and non-income-based
tax laws (the
“COVID-19
measures”). On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the U.S. in response to the
COVID-19
pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. For the three and nine months ended March 31, 2020, there were no material impacts to the Company’s income tax provision as it relates to
COVID-19
measures. The Company continues to monitor developments in relation to
COVID-19
measures and their applicability to its business in the jurisdictions where it operates.
Net (loss) income
— Net (loss) income declined by $1,059 million and $1,414 million for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019, primarily driven by the increase in non-cash
impairment and restructuring charges discussed above.
Net loss (income) attributable to noncontrolling interests
—Net loss (income) attributable to noncontrolling interests declined by $319 million and $336 million for the three and nine months ended March 31, 2020, respectively, as compared to the corresponding periods of fiscal 2019, primarily due to the impact of the non-cash
impairment charges recognized at the Company’s Foxtel reporting unit.

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
The following table reconciles Net (loss) income to Total Segment EBITDA for the three and nine months ended March 31, 2020 and 2019:

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
(in millions)
Net (loss) income	$(1,036)	$23	$(1,144)	$270
Add:
Income tax (benefit) expense	(10)	7	21	112
Other, net	(13)	(3)	(19)	(30)
Interest expense, net	9	14	13	45
Equity losses of affiliates	7	4	12	13
Impairment and restructuring charges	1,125	34	1,451	71
Depreciation and amortization	160	168	484	494

Total Segment EBITDA	$242	$247	$818	$975

The following tables set forth the Company’s Revenues and Segment EBITDA by segment for the three and nine months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020		2019
		Segment		Segment
(in millions)	Revenues	EBITDA	Revenues	EBITDA
News and Information Services	$1,130	$75	$1,224	$65
Subscription Video Services	462	68	539	98
Book Publishing	412	55	421	53
Digital Real Estate Services	261	74	272	73
Other	1	(30)	1	(42)

Total	$2,266	$242	$2,457	$247

	For the nine months ended March 31,
	2020		2019
		Segment		Segment
(in millions)	Revenues	EBITDA	Revenues	EBITDA
News and Information Services	$3,520	$273	$3,729	$286
Subscription Video Services	1,477	219	1,666	295
Book Publishing	1,259	167	1,335	209
Digital Real Estate Services	827	274	876	299
Other	2	(115)	2	(114)

Total	$7,085	$818	$7,608	$975

News and Information Services
(50% and 49% of the Company’s consolidated revenues in the nine months ended March 31, 2020 and 2019, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$543	$538	$5	1%	$1,618	$1,593	$25	2%
Advertising	511	593	(82)	(14)%	1,640	1,801	(161)	(9)%
Other	76	93	(17)	(18)%	262	335	(73)	(22)%

Total Revenues	1,130	1,224	(94)	(8)%	3,520	3,729	(209)	(6)%
Operating expenses	(651)	(700)	49	7%	(1,992)	(2,122)	130	6%
Selling, general and administrative	(404)	(459)	55	12%	(1,255)	(1,321)	66	5%

Segment EBITDA	$75	$65	$10	15%	$273	$286	$(13)	(5)%

Revenues at the News and Information Services segment decreased $94 million, or 8%, for the three months ended March 31, 2020 as compared to the corresponding period of fiscal 2019. The revenue decrease was primarily due to lower Advertising revenues of $82 million mainly due to weakness in the print advertising market, primarily in Australia, lower revenues at News America Marketing of $39 million and the $12 million negative impact of foreign currency fluctuations, partially offset by increased digital advertising revenue, mainly at Dow Jones and in the U.K. Advertising revenues also included an estimated $14 million negative impact resulting from the COVID-19 pandemic. Other revenues for the three months ended March 31, 2020 decreased by $17 million, primarily driven by the sale of Unruly in January 2020. Circulation and subscription revenues for the three months ended March 31, 2020 increased $5 million as compared to the corresponding period of fiscal 2019 primarily due to digital subscriber growth across key mastheads, led by
The
Wall Street Journal,
price increases, mainly in Australia, higher professional information business revenues at Dow Jones led by Risk & Compliance and higher content licensing revenue. These increases were partially offset by print volume declines and the $10 million negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $25 million, or 2%, for the three months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.

Segment EBITDA at the News and Information Services segment increased $10 million, or 15%, for the three months ended March 31, 2020 as compared to the corresponding period of fiscal 2019. The increase was mainly due to higher contribution from Dow Jones of $9 million and lower losses at the
New York Post
of $6 million, primarily due to higher revenues, and the absence of losses of $6 million recognized in the prior year from Unruly, which was sold in January 2020, partially offset by lower contribution from News America Marketing of $10 million due to lower revenues. Segment EBITDA also included an estimated $11 million negative impact resulting from the
COVID-19
pandemic.
Revenues at the News and Information Services segment decreased $209 million, or 6%, for the nine months ended March 31, 2020 as compared to the corresponding period of fiscal 2019. The revenue decrease was primarily due to lower Advertising revenues of $161 million driven by weakness in the print advertising market, primarily in Australia, lower revenues at News America Marketing of $67 million and the $34 million negative impact of foreign currency fluctuations, partially offset by digital advertising growth across key mastheads. Other revenues for the nine months ended March 31, 2020 decreased $73 million as compared to the corresponding period of fiscal 2019 primarily due to the absence of the $48 million benefit related to News UK’s exit from the partnership for
Sun Bets
in the first quarter of fiscal 2019 and $11 million of lower revenues due to the sale of Unruly in the January 2020. Circulation and subscription revenues increased $25 million as compared to the corresponding period of fiscal 2019 primarily due to price increases, digital subscriber growth across key mastheads, led by
The
Wall Street Journal,
higher professional information business revenues at Dow Jones led by Risk & Compliance and higher content licensing revenue. These increases were partially offset by print volume declines and the $31 million negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $75 million, or 2%, for the nine months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.
Segment EBITDA at the News and Information Services segment decreased $13 million, or 5%, for the nine months ended March 31, 2020 as compared to the corresponding period of fiscal 2019. The decrease was mainly due to lower contributions from News America Marketing and News Corp Australia of $31 million and $16 million, respectively, primarily due to lower revenues. The decrease was partially offset by higher contribution from Dow Jones of $23 million, lower losses at the
New York Post
of $15 million, primarily due to higher revenues, and higher contribution from News UK of $10 million primarily due to cost savings initiatives, lower newsprint, production and distribution costs and the $22 million impact from the settlement of certain warranty-related claims pertaining to previously incurred and ongoing repairs and maintenance costs, partially offset by the absence of the $48 million benefit related to the exit from the partnership for
Sun Bets
in the first quarter of fiscal 2019.
Dow Jones
Revenues were $399 million for the three months ended March 31, 2020, an increase of $18 million, or 5%, as compared to revenues of $381 million in the corresponding period of fiscal 2019. Circulation and subscription revenues increased $18 million, primarily due to the $10 million impact from digital subscriber growth and price increases, primarily at
The
Wall Street Journal
, $5 million of higher professional information business revenues led by Risk & Compliance and $5 million of higher content licensing revenue. Advertising revenues decreased $2 million, primarily driven by a $10 million decline in print advertising due to market weakness across conference and traditional sales, partially offset by an $8 million increase in digital advertising revenue. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $1 million for the three months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.
Revenues were $1,216 million for the nine months ended March 31, 2020, an increase of $56 million, or 5%, as compared to revenues of $1,160 million in the corresponding period of fiscal 2019. Circulation and subscription revenues increased $55 million, primarily due to the $27 million impact from digital subscriber growth and price increases, primarily at
The Wall Street Journal
, $21 million of higher professional information business revenues led by Risk & Compliance and $8 million of higher content licensing revenue. Advertising revenues decreased $6 million, primarily driven by a decline of $15 million in print advertising, partially offset by a $9 million increase in digital advertising revenue. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $4 million for the nine months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.

News Corp Australia
Revenues were $243 million for the three months ended March 31, 2020, a decrease of $41 million, or 14%, compared to revenues of $284 million in the corresponding period of fiscal 2019. Advertising revenues decreased $31 million, primarily due to the $21 million decrease in print advertising and the $10 million negative impact of foreign currency fluctuations. Circulation and subscription revenues decreased $6 million due to the $7 million negative impact of foreign currency fluctuations, as cover price increases and digital subscriber growth more than offset print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $19 million, or 6%, for the three months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.
Revenues were $801 million for the nine months ended March 31, 2020, a decrease of $101 million, or 11%, compared to revenues of $902 million in the corresponding period of fiscal 2019. Advertising revenues decreased $73 million, primarily due to the $66 million decrease in print advertising and the $27 million negative impact of foreign currency fluctuations, partially offset by a $12 million increase due to the acquisition of an integrated content marketing agency and a $10 million increase due to digital advertising growth. Circulation and subscription revenues decreased $19 million primarily due to the $18 million negative impact of foreign currency fluctuations, as print volume declines were mostly offset by cover price increases and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $51 million, or 5%, for the nine months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.
News UK
Revenues were $231 million for the three months ended March 31, 2020, a decrease of $23 million, or 9%, as compared to revenues of $254 million in the corresponding period of fiscal 2019. Circulation and subscription revenues decreased $9 million, mainly due to single-copy volume declines, primarily at
The Sun,
partially offset by digital subscriber growth. Advertising revenues decreased $7 million, primarily due to weakness in the print advertising market, partially offset by digital advertising growth
.
The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $4 million, or 2%, for the three months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.
Revenues were $713 million for the nine months ended March 31, 2020, a decrease of $81 million, or 10%, as compared to revenues of $794 million in the corresponding period of fiscal 2019. Other revenues decreased $60 million, mainly due to the absence of the $48 million benefit related to the exit from the partnership for
Sun Bets
in the first quarter of fiscal 2019. Circulation and subscription revenues decreased $18 million, primarily due to the $9 million negative impact of foreign currency fluctuations and lower revenues from single-copy volume declines, primarily at
The Sun
, partially offset by cover price increases across mastheads and digital subscriber growth. Advertising revenues decreased $3 million, primarily due to the $5 million negative impact of foreign currency fluctuations and weakness in the print advertising market, partially offset by digital advertising growth, mainly at
The Sun
. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $17 million, or 2%, for the nine months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.
News America Marketing
Revenues at News America Marketing were $199 million for the three months ended March 31, 2020, a decrease of $39 million, or 16%, as compared to revenues of $238 million in the corresponding period of fiscal 2019. The decrease was primarily related to $17 million of lower home delivered revenues, which include free-standing insert products, due to lower volume and rates, and $16 million of lower in-store
revenues, mainly due to lower client spending.
Revenues at News America Marketing were $590 million for the nine months ended March 31, 2020, a decrease of $67 million, or 10%, as compared to revenues of $657 million in the corresponding period of fiscal 2019. The decrease was primarily related to $49 million of lower home delivered revenues, which include free-standing insert products, due to lower volume and rates, and $13 million of lower in-store
revenues, mainly due to lower client spending.

Subscription Video Services
(21% and 22% of the Company’s consolidated revenues in the nine months ended March 31, 2020 and 2019, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$414	$474	$(60)	(13)%	$1,304	$1,455	$(151)	(10)%
Advertising	40	50	(10)	(20)%	144	162	(18)	(11)%
Other	8	15	(7)	(47)%	29	49	(20)	(41)%

Total Revenues	462	539	(77)	(14)%	1,477	1,666	(189)	(11)%
Operating expenses	(312)	(374)	62	17%	(997)	(1,109)	112	10%
Selling, general and administrative	(82)	(67)	(15)	(22)%	(261)	(262)	1	—

Segment EBITDA	$68	$98	$(30)	(31)%	$219	$295	$(76)	(26)%

For the three months ended March 31, 2020, revenues at the Subscription Video Services segment decreased $77 million, or 14%, as compared to the corresponding period of fiscal 2019. The revenue decrease for the three months ended March 31, 2020 was primarily due to lower subscription revenues resulting from fewer broadcast subscribers and the negative impact of foreign currency fluctuations, partially offset by $12 million of higher revenues from Kayo. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $38 million, or 7%, for the three months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.
For the three months ended March 31, 2020, Segment EBITDA decreased $30 million, or 31%, as compared to the corresponding period of fiscal 2019. The Segment EBITDA decrease for the three months ended March 31, 2020 was primarily due to the lower revenues discussed above, increased overhead costs and the $6 million negative impact of foreign currency fluctuations, partially offset by $9 million of lower sports programming and production costs resulting from the deferral of sports events due to
COVID-19
and lower entertainment programming costs due to lower license fees.
For the nine months ended March 31, 2020, revenues at the Subscription Video Services segment decreased $189 million, or 11%, as compared to the corresponding period of fiscal 2019. The revenue decrease for the nine months ended March 31, 2020 was primarily due to the negative impact of foreign currency fluctuations and lower subscription revenues resulting from fewer broadcast subscribers and changes in the subscriber package mix, partially offset by $49 million of higher revenues from Kayo and Foxtel Now. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $97 million, or 5%, for the nine months ended March 31, 2020 as compared to the corresponding period of fiscal 2019.
For the nine months ended March 31, 2020, Segment EBITDA decreased $76 million, or 26%, as compared to the corresponding period of fiscal 2019. The Segment EBITDA decrease for the nine months ended March 31, 2020 was primarily due to the lower revenues discussed above and the $16 million negative impact of foreign currency fluctuations, partially offset by lower marketing costs, transmission costs, and entertainment programming costs due to lower license fees.

The following tables provide information regarding certain performance indicators for Foxtel, the primary reporting unit within the Subscription Video Services segment, as of and for the three and nine months ended, March 31, 2020 and 2019 (see “Part I. Business” in the Company’s 2019 Form
10-K
for further detail regarding these performance indicators):

	As of
	March 31,
	2020		2019
	(in 000’s)
Broadcast Subscribers
Residential (a)	1,942		2,141
Commercial (b)	266		259
OTT Subscribers (Total (Paid))
Foxtel Now (c)	338 (317 paid	)	357 (348 paid	)
Kayo (d)	444 (408 paid	)	199 (148 paid	)
Total Paid Subscribers	2,933		2,896

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
Broadcast ARPU (e)	A$79 (US$52)	A$79 (US$57)	A$78 (US$53)	A$78 (US$56)
Broadcast Subscriber Churn (f)	17.5%	17.7%	16.0%	15.4%

(a)	Subscribing households throughout Australia as of March 31, 2020 and 2019.

(b)	Commercial subscribers throughout Australia as of March 31, 2020 and 2019. Commercial subscribers are calculated as residential equivalent business units and are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year.

(c)	Total and Paid Foxtel Now subscribers as of March 31, 2020 and 2019. Paid Foxtel Now subscribers excludes customers receiving service for no charge under certain new subscriber promotions.

(d)	Total and Paid Kayo subscribers as of March 31, 2020 and 2019. Paid Kayo subscribers excludes customers receiving service for no charge under certain new subscriber promotions.

(e)	Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the three and nine months ended March 31, 2020 and 2019.

(f)	Broadcast residential subscriber churn rate (excluding Optus) (Broadcast Subscriber Churn) for the three and nine months ended March 31, 2020 and 2019. Broadcast subscriber churn represents the number of cable and satellite residential subscribers whose service is disconnected, expressed as a percentage of the average total number of cable and satellite residential subscribers, presented on an annual basis.

Book Publishing
(17% and 18% of the Company’s consolidated revenues in the nine months ended March 31, 2020 and 2019, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$396	$403	$(7)	(2)%	$1,204	$1,281	$(77)	(6)%
Other	16	18	(2)	(11)%	55	54	1	2%

Total Revenues	412	421	(9)	(2)%	1,259	1,335	(76)	(6)%
Operating expenses	(276)	(284)	8	3%	(852)	(881)	29	3%
Selling, general and administrative	(81)	(84)	3	4%	(240)	(245)	5	2%

Segment EBITDA	$55	$53	$2	4%	$167	$209	$(42)	(20)%

For the three months ended March 31, 2020, revenues at the Book Publishing segment decreased $9 million, or 2%, as compared to the corresponding period of fiscal 2019. The decrease for the three months ended March 31, 2020 was primarily due to lower sales of Rachel Hollis titles, as well as the $3 million negative impact of foreign currency fluctuations. The decrease was partially offset by strong sales of
Open Book
by Jessica Simpson,
Find Your Path
by Carrie Underwood and
Profiles in Corruption
by Peter Schweizer. Digital sales represented approximately 23% of Consumer revenues during the three months ended March 31, 2020. Digital sales increased approximately 3% as compared to the corresponding period of fiscal 2019, primarily due to growth in downloadable audio books.
For the three months ended March 31, 2020, Segment EBITDA at the Book Publishing segment increased $2 million, or 4%, as compared to the corresponding period of fiscal 2019. The increase was primarily driven by lower expenses due to the mix of titles.
For the nine months ended March 31, 2020, revenues at the Book Publishing segment decreased $76 million, or 6%, as compared to the corresponding period of fiscal 2019. The decrease for the nine months ended March 31, 2020 was primarily due to lower sales of Rachel Hollis titles,
Homebody: A Guide to Creating Spaces You Never Want to Leave
by Joanna Gaines,
The Subtle Art Of Not Giving A F*ck
by Mark Manson and
The Hate U Give
by Angie Thomas, as well as the $10 million negative impact of foreign currency fluctuations. Digital sales represented approximately 21% of Consumer revenues during the nine months ended March 31, 2020. Digital sales increased approximately 1% as compared to the corresponding period of fiscal 2019, primarily due to growth in downloadable audio books.
For the nine months ended March 31, 2020, Segment EBITDA at the Book Publishing segment decreased $42 million, or 20%, as compared to the corresponding period of fiscal 2019. The decrease was primarily due to the lower revenues discussed above and the mix of titles.

Digital Real Estate Services
(12% and 11% of the Company’s consolidated revenues in the nine months ended March 31, 2020 and 2019)

	For the three months ended March 31,				For the nine months ended March 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$9	$12	$(3)	(25)%	$28	$39	$(11)	(28)%
Advertising	25	27	(2)	(7)%	77	89	(12)	(13)%
Real estate	209	218	(9)	(4)%	669	693	(24)	(3)%
Other	18	15	3	20%	53	55	(2)	(4)%

Total Revenues	261	272	(11)	(4)%	827	876	(49)	(6)%
Operating expenses	(44)	(46)	2	4%	(131)	(123)	(8)	(7)%
Selling, general and administrative	(143)	(153)	10	7%	(422)	(454)	32	7%

Segment EBITDA	$74	$73	$1	1%	$274	$299	$(25)	(8)%

For the three months ended March 31, 2020, revenues at the Digital Real Estate Services segment decreased $11 million, or 4%, as compared to the corresponding period of fiscal 2019. The Company estimates that
COVID-19
negatively impacted revenues by approximately $8 million as a result of social distancing measures, business closures and economic uncertainty, as well as customer relief measures. At REA Group, revenues decreased $8 million, or 5%, to $143 million for the three months ended March 31, 2020 from $151 million in the corresponding period of fiscal 2019. The lower revenues were primarily due to the $12 million negative impact of foreign currency fluctuations partially offset by higher financial services revenue. Revenues at Move decreased $3 million, or 2%, to $118 million for the three months ended March 31, 2020 from $121 million in the corresponding period of fiscal 2019 primarily due to the estimated $6 million negative impact of
COVID-19,
primarily as a result of discounts offered to customers in response to the pandemic, as well as lower software and services revenues. Real estate revenues were flat as growth in revenues generated from the referral model were offset by lower lead generation product revenues resulting from the transition of leads to the referral model and the discounts provided to customers.
For the three months ended March 31, 2020, Segment EBITDA at the Digital Real Estate Services segment increased $1 million, or 1%, as compared to the corresponding period of fiscal 2019. The increase in Segment EBITDA was primarily driven by REA Group, as the increase in financial services revenues discussed above and lower costs more than offset the $7 million negative impact of foreign currency fluctuations. The Company estimates that
COVID-19
negatively impacted Segment EBITDA by approximately $5 million, primarily due to the lower revenues discussed above.
For the nine months ended March 31, 2020, revenues at the Digital Real Estate Services segment decreased $49 million, or 6%, as compared to the corresponding period of fiscal 2019. At REA Group, revenues decreased $48 million, or 9%, to $465 million for the nine months ended March 31, 2020 from $513 million in the corresponding period of fiscal 2019. The lower revenues were primarily due to the $30 million negative impact of foreign currency fluctuations, a decrease in Australian residential depth revenue driven by declines in listing volumes and lower developer revenue. Revenues at Move increased $1 million to $362 million for the nine months ended March 31, 2020 from $361 million in the corresponding period of fiscal 2019 primarily due to a $14 million increase in real estate revenues, mostly offset by a decline in software and services revenues and the impact of the COVID-19 related discounts described above.
For the nine months ended March 31, 2020, Segment EBITDA at the Digital Real Estate Services segment decreased $25 million, or 8%, as compared to the corresponding period of fiscal 2019. The decrease in Segment EBITDA was primarily driven by the $17 million negative impact of foreign currency fluctuations, lower revenues at REA Group as discussed above and the $10 million impact associated with the acquisition of and continued investment in Opcity, partially offset by lower costs at Move.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of March 31, 2020, the Company’s cash and cash equivalents were $1.39 billion. The Company will continue to review its liquidity needs in light of the business and economic impacts resulting from
COVID-19;
however, it currently expects these elements of liquidity will enable it to meet its liquidity needs in the foreseeable future, including repayment of indebtedness. Additionally, the Company has taken various steps to offset the impact of
COVID-19,
including reducing variable costs and implementing cost savings initiatives across its businesses as discussed above. The Company also has available borrowing capacity under the 2019 News Corp Credit Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit rating or absence of a credit rating and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the current state of the economy. Moreover, the
COVID-19
pandemic and the measures to prevent its spread, which have caused significant volatility, uncertainty and economic disruption, could make financing more difficult and/or expensive. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms. See Part II, “Item 1A. Risk Factors” for further discussion.
As of March 31, 2020, the Company’s consolidated assets included $561 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $46 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.
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
Issuer Purchases of Equity Securities
In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the nine months ended March 31, 2020 and 2019. Through April 30, 2020, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of April 30, 2020 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

The Company did not purchase any of its Class B Common Stock during the nine months ended March 31, 2020 and 2019.
Dividends
In February 2020, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on April 15, 2020 to stockholders of record as of March 11, 2020. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—For the nine months ended March 31, 2020 versus the nine months ended March 31, 2019
Net cash provided by operating activities for the nine months ended March 31, 2020 and 2019 was as follows (in millions):

For the nine months ended March 31,	2020	2019
Net cash provided by operating activities	$462	$661

Net cash provided by operating activities decreased by $199 million for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019. The decrease was primarily due to lower Total Segment EBITDA and lower cash distributions received from affiliates of $23 million.
Net cash used in investing activities for the nine months ended March 31, 2020 and 2019 was as follows (in millions):

For the nine months ended March 31,	2020	2019
Net cash used in investing activities	$(327)	$(523)

During the nine months ended March 31, 2020, the Company used $335 million of cash for capital expenditures, of which $171 million related to Foxtel. Total capital expenditures for fiscal 2020 are expected to be approximately $435 million, which includes an anticipated 35% to 40% reduction in capital expenditures at Foxtel.
During the nine months ended March 31, 2019, the Company used $417 million of cash for capital expenditures of which $223 million related to Foxtel, and $187 million of cash for acquisitions, primarily for the acquisition of Opcity.
Net cash used in financing activities for the nine months ended March 31, 2020 and 2019 was as follows (in millions):

For the nine months ended March 31,	2020	2019
Net cash used in financing activities	$(341)	$(501)

Net cash used in financing activities decreased by $160 million for the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019. During the nine months ended March 31, 2020, the Company repaid $1,161 million of borrowings related to Foxtel and REA Group, which includes repayments made as part of the debt refinancings completed in the second quarter of fiscal 2020, and made dividend payments of $100 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities for the nine months ended March 31, 2020 was partially offset by new borrowings related to Foxtel and REA Group of $925 million, which includes drawdowns under the new facilities entered into as part of the debt refinancings referenced above, and the net settlement of hedges of $57 million. See Note 6—Borrowings in the accompanying Consolidated Financial Statements.
During the nine months ended March 31, 2019, the Company repaid borrowings of $801 million, mainly for Foxtel and at REA Group and redeemed the Company’s redeemable preferred stock for $20 million. The net cash used in financing activities for the nine months ended March 31, 2019 was partially offset by borrowings related to Foxtel of $450 million.

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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the nine months ended March 31,
	2020	2019
	(in millions)
Net cash provided by operating activities	$462	$661
Less: Capital expenditures	(335)	(417)

	127	244
Less: REA Group free cash flow	(129)	(164)
Plus: Cash dividends received from REA Group	65	69

Free cash flow available to News Corporation	$63	$149

Free cash flow available to News Corporation decreased by $86 million in the nine months ended March 31, 2020 to $63 million from $149 million in the corresponding period of fiscal 2019, primarily due to lower cash provided by operating activities as discussed above, partially offset by lower capital expenditures. Free cash flow available to News Corporation has typically been higher in the second half of the fiscal year.

Borrowings
As of March 31, 2020, the Company had total borrowings of $1.1 billion. The Company’s borrowings as of such date consist of (i) $1.0 billion of outstanding debt incurred by certain subsidiaries of NXE Australia Pty Limited (“Foxtel” and together with such subsidiaries, the “Foxtel Debt Group”) and (ii) $148 million of outstanding debt incurred by REA Group and certain of its subsidiaries (REA Group and its subsidiaries, the “REA Debt Group”). Both Foxtel and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse
to News Corp.
Foxtel Group Borrowings
In November 2019, the Foxtel Debt Group completed a debt refinancing in which it repaid its then existing credit facilities with the proceeds from a new A$610 million revolving credit facility maturing in November 2022 (the “2019 Credit Facility”), a new A$250 million term loan facility maturing in November 2024 (the “2019 Term Loan Facility”) and the new A$200 million shareholder loan referenced below. In addition, the Foxtel Debt Group amended its 2017 Working Capital Facility which, among other things, extended the remaining term to three years, decreased the capacity under the facility from A$100 million to A$40 million and increased the applicable margin. The Foxtel Debt Group indebtedness also includes U.S. private placement senior unsecured notes with maturities ranging from fiscal 2023 to 2025. During the nine months ended March 31, 2020, the Foxtel Debt Group had repayments of approximately $997 million, including the repayment of $150 million aggregate principal amount of senior unsecured notes maturing in July 2019, $75 million aggregate principal amount of senior unsecured notes maturing in September 2019 and, in connection with the refinancing discussed above, the repayment of its outstanding borrowings under its A$200 million credit facility maturing in January 2020, its A$400 million credit facility maturing in July 2020, its A$400 million credit facility maturing in September 2021 and its 2017 Working Capital Facility. During the nine months ended March 31, 2020, the Foxtel Debt Group had borrowings of approximately $809 million, including the full drawdown of amounts available under the 2019 Credit Facility and the 2019 Term Loan Facility. As of March 31, 2020, the Foxtel Debt Group has undrawn commitments of A$2 million under the 2017 Working Capital Facility, for which it pays a commitment fee of 45% of the applicable margin. The Company previously provided the Foxtel Debt Group with A$500 million of shareholder loans in fiscal 2019 and an A$200 million revolving credit facility for working capital purposes during the first quarter of fiscal 2020. During the second quarter of fiscal 2020, the Company provided the Foxtel Debt Group with an additional A$200 million shareholder loan. The shareholder loans bear interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 6.30% to 7.75% and mature in December 2027. The shareholder revolving credit facility bears interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 2.00% to 3.75%, depending on the Foxtel Debt Group’s net leverage ratio, and matures in July 2024. Additionally, in February 2020, the Foxtel Debt Group entered into an A$170 million subordinated shareholder loan facility agreement with Telstra which can be used to finance cable transmission costs due to Telstra. The shareholder loan bears interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. As of March 31, 2020, the Foxtel Debt Group has not borrowed any funds under the Telstra Facility.
REA Group Borrowings
During the second quarter of fiscal 2020, REA Group completed a debt refinancing in which it repaid the final A$240 million tranche of its A$480 million revolving loan facility with the proceeds of a new A$170 million unsecured syndicated revolving loan facility maturing in December 2021 (the “2019 REA Group Credit Facility”) and cash on hand. As of March 31, 2020, REA Group had drawn down the full A$170 million available under the 2019 REA Group Credit Facility.
In April 2020, REA Group entered into a new A$148.5 million working capital facility and an A$20 million overdraft facility. Refer to Note 6—Borrowings for further discussion.

News Corp Revolving Credit Facility
In December 2019, the Company terminated its existing unsecured $650 million revolving credit facility, and entered into a new credit agreement (the “2019 Credit Agreement”) which provides for an unsecured $750 million revolving credit facility (the “2019 News Corp Credit Facility”) that can be used for general corporate purposes. The 2019 News Corp Credit Facility has a sublimit of $100 million available for issuances of letters of credit. Under the 2019 Credit Agreement, the Company may request increases in the amount of the facility up to a maximum amount of $1 billion. The lenders’ commitments to make the 2019 News Corp Credit Facility available terminate on December 12, 2024, and the Company may request that the commitments be extended under certain circumstances for up to two additional one-year
periods. As of March 31, 2020, the Company has not borrowed any funds under the 2019 News Corp Credit Facility.
All of the Company’s borrowings contain customary representations, covenants, and events of default. The Company was in compliance with all such covenants at March 31, 2020.
See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including certain information about interest rates and maturities related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of March 31, 2020 have not changed significantly from the disclosures included in the 2019 Form
 10-K
and the Company’s Form
10-Q
for the quarter ended December 31, 2019.
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
and
15(d)-15(f)
under the Exchange Act) during the Company’s third quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
The following supplements the discussion set forth under “Legal Proceedings” in the Company’s 2019 Form
 10-K.
Insignia Systems, Inc.
As reported in the 2019 Form
10-K,
Insignia Systems, Inc. (“Insignia”) filed a complaint in the U.S. District Court for the District of Minnesota against News America Marketing FSI L.L.C. (“NAM FSI”), News America Marketing
In-Store
Services L.L.C. (“NAM
In-Store”)
and News Corporation (together, the “NAM Parties”) on July 11, 2019 alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On August 14, 2019, the NAM Parties answered the complaint and asserted a counterclaim against Insignia for breach of contract, alleging that Insignia violated a prior settlement agreement between NAM
In-Store
and Insignia. The NAM Parties subsequently filed a motion seeking dismissal of the complaint on October 21, 2019. On November 11, 2019, Insignia filed an opposition to the NAM Parties’ motion and a cross-motion seeking dismissal of the counterclaim, which the NAM Parties opposed. The court held a hearing on the motion and cross-motion on January 14, 2020, and on April 6, 2020, denied both motions. The court has ordered expedited discovery on the counterclaim, with dispositive motions due by June 14, 2020. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Parties believe they have been compliant with applicable laws and intend to defend themselves vigorously.
Valassis Communications, Inc.
As reported in the 2019 Form
10-K,
Valassis Communications, Inc. (“Valassis”) filed a complaint in the U.S. District Court for the Eastern District of Michigan (the “District Court”) against the NAM Parties and News America Incorporated (together, the “NAM Group”) on November 8, 2013 alleging violations of federal and state antitrust laws and common law business torts, including unfair competition, and seeking treble damages, injunctive relief and attorneys’ fees and costs. NAM
In-Store
and NAM FSI asserted a counterclaim against Valassis for unfair competition, alleging that Valassis has engaged in the same practices that it alleges to be unfair. In November 2019, the parties agreed to discontinue the unfair competition claim and counterclaim.
On December 19, 2013, the NAM Group filed a motion to dismiss the complaint and on March 30, 2016, the District Court dismissed Valassis’s bundling and tying claims. On September 25, 2017, the District Court granted Valassis’s motion to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case which was granted in part and denied in part by the N.Y. District Court on February 21, 2019. The N.Y. District Court found that the NAM Group’s bidding practices were lawful but denied its motion with respect to claims arising out of certain other alleged contracting practices. In addition, the N.Y. District Court also dismissed Valassis’s claims relating to free-standing insert products. On December 20, 2019, the N.Y. District Court granted the NAM Group’s motion to exclude the testimony of Valassis’s sole damages expert. On February 6, 2020, in response to a motion by Valassis, the N.Y. District Court clarified that Valassis could seek the court’s permission to prove damages through evidence other than its expert’s excluded testimony. Valassis subsequently filed a motion to supplement and amend its expert and pre-trial
damages disclosures, which the N.Y. District Court granted on April 24, 2020. As a result, the trial date of June 1, 2020 has been postponed without a new date. In addition, in light of
COVID-19,
the conduct of jury trials in the N.Y. District Court is currently suspended until further order of the court. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.
ITEM 1A. RISK FACTORS
The Company is including the following additional risk factor, which updates the risk factors disclosed in the Company’s 2019 Form
10-K
and subsequent Quarterly Reports on Form
10-Q.
In addition, many of the risk factors previously disclosed in the 2019 Form
10-K
and subsequent Quarterly Reports on Form
10-Q
will be amplified by the following additional risk factor. Except as set forth below and as may have been updated in other Quarterly Reports on Form
10-Q,
there have been no material changes to the risk factors described in the 2019 Form
10-K.

The recent novel coronavirus
(COVID-19)
 pandemic and other similar epidemics, pandemics or widespread health crises could have a material adverse effect on the Company’s business, results of operations, cash flows and financial position.
The recent
COVID-19
outbreak and other similar epidemics, pandemics or widespread health crises, and the resulting responses of governments, businesses and consumers, could have a material adverse effect on the Company’s business, results of operations, cash flows and financial position. The
COVID-19
pandemic has led to the implementation of unprecedented and wide-ranging measures by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of the virus, including quarantines,
“stay-at-home”
orders, event cancellations, travel restrictions, school shutdowns and orders for many businesses to curtail or cease normal operations. The impact of the pandemic and measures to prevent its spread have, in turn, created significant volatility, uncertainty and economic disruption and have subjected the Company’s businesses to a number of risks, including, but not limited to, the following:
•
Reductions in revenue and profitability across the Company’s businesses
. Advertising revenues have been, and are expected to continue to be, adversely impacted by the recent economic downturn resulting from the pandemic and reduced spending by advertisers, particularly in the travel, retail, entertainment and real estate industries. Business curtailments, closures and other operational changes and “stay at home” orders have also caused, and are expected to continue to cause, a decline in, among other things, new listing and other Real Estate revenues, sales of print books and newspapers and commercial subscription revenues at the Subscription Video Services segment. Subscription revenues from broadcast and Kayo subscribers in the Subscription Video Services segment have also been, and are expected to continue to be, adversely affected by the cancellation or postponement of sports events for which the Company has broadcast rights and other disruptions in the creation and availability of film and television programming. Profitability in future periods may also be adversely impacted even if the postponed events are ultimately held, as the Company will resume recognizing programming amortization expense for those events but may not generate sufficient incremental subscription and advertising revenues to compensate for current losses, particularly if a large number of sports events are held during the same period.
•
Disruptions in the Company’s supply chain
. The Company’s supply chain, including its printing facilities, as well as the manufacturing and other facilities and operations of its third-party suppliers and vendors, may be disrupted by facility closures, reductions in operating hours, labor shortages and changes in operating procedures. Similarly, the pandemic may negatively affect the Company’s distribution and logistics providers’ ability to operate or increase their operating costs. Economic disruption and uncertainty may also cause the Company’s suppliers and vendors to experience financial difficulties and result in volatility in paper and other input costs. These supply chain effects may have an adverse effect on the Company’s ability to meet consumer demand and could result in an increase in its costs of production and distribution.
•
Efforts to mitigate the adverse impacts of COVID-19 may not be successful and may result in the incurrence of costs and/or negatively impact the Company’s revenues
. The Company is devoting substantial time and resources to mitigating the effect of
COVID-19.
These efforts, including measures to reduce variable costs and the implementation of cost-savings initiatives across its businesses, may divert resources and the attention of the Company’s senior management from other aspects of the Company’s operations, including previously planned initiatives. Cost containment measures such as workforce reductions and shifting to digital-only editions for certain local Australian newspapers may cause the Company to incur restructuring and other costs, while business support measures, including re-list
and
re-upgrade
offers for new listings and price concessions at the Digital Real Estate Services segment, have adversely affected, and are expected to continue to adversely affect, revenues. There can be no assurance that any mitigation efforts taken by the Company will be successful or substantially offset declines in revenues.
•
Adverse Workforce Impacts
. The Company’s operations may be adversely affected if a substantial number of employees or key personnel become ill or are quarantined as a result of
COVID-19.
The Company has instituted remote working arrangements for a substantial majority of its employees in order to protect their well-being and comply with applicable regulations. However, there is no certainty that such measures will mitigate the risks posed by
COVID-19,
and an extended period of remote work arrangements could strain the Company’s business continuity plans, introduce operational risk, including but not limited to cybersecurity risks or risks to the effectiveness of the Company’s internal controls, and impair the Company’s ability to manage its business and perform critical functions.

The ultimate impact of the
 COVID-19
 pandemic, including the extent of adverse impacts on the Company’s business, results of operations, cash flows and financial condition, will depend on, among other things, the severity, duration and spread of the pandemic, the impact of governmental actions and business and consumer behavior in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, the resulting global economic conditions and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted. The evolving and uncertain nature of this situation makes it challenging for management to estimate the future performance of the Company’s business, including the supply and demand for the Company’s products and services, its cash flows, its advertising revenues, the impact on rights payments, which are subject to negotiation, and the collectability of receivables. However, the
 COVID-19
 pandemic has adversely affected, and may continue to adversely affect, the Company’s business and results of operations, as described above, and could have a material adverse impact on the Company’s business, results of operations, cash flows and financial condition, particularly over the near to medium term. Any such adverse impact or any continued weakness in economic conditions and/or further disruptions in the global financial and capital markets could in turn make it more difficult for the Company to comply with financial and other covenants relating to its existing indebtedness, impact the availability and cost of additional financing, lead to significant and adverse exchange rate fluctuations, result in additional impairments in the value of the Company’s assets and additional valuation allowances on the Company’s deferred tax assets or cause further declines in the Company’s stock price.
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

101
The following financial information from the Company’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three and nine months ended March 31, 2020 and 2019 (unaudited); (ii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended March 31, 2020 and 2019 (unaudited); (iii) Consolidated Balance Sheets as of March 31, 2020 (unaudited) and June 30, 2019 (audited); (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).*
*	Filed herewith.
**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

By:	/s/ Susan Panuccio
Susan Panuccio
Chief Financial Officer
Date: May 8, 2020