Form 10-K
period 2020-06-30
NEWS CORP
filed 2020-08-11
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-35769
________________________________
NEWS CORPORATION
(Exact name of registrant as specified in its charter)
________________________________
Delaware
(State or other jurisdiction of
incorporation or organization)

1211 Avenue of the Americas, New York, New York
(Address of principal executive offices)

46-2950970
(I.R.S. Employer
Identification No.)

10036
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
________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 27, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $5,467,583,475, based upon the closing price of $14.15 per share as quoted on The Nasdaq Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $1,748,442,686, based upon the closing price of $14.47 per share as quoted on The Nasdaq Stock Market on that date.
As of August 3, 2020, 388,993,708 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I
ITEM 1. BUSINESS
OVERVIEW
The Company
News Corporation (the “Company,” “News Corp,” “we,” “us,” or “our”) is a global diversified media and information services company focused on creating and distributing authoritative and engaging content and other products and services to consumers and businesses throughout the world. The Company comprises businesses across a range of media, including digital real estate services, subscription video services in Australia, news and information services and book publishing, that are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal, Barron’s, Dow Jones, The Australian, Herald Sun, The Sun, The Times, HarperCollins Publishers, Foxtel, FOX SPORTS Australia, realestate.com.au, realtor.com®, talkSPORT and many others.
The Company’s commitment to premium content makes its properties a premier destination for news, information and entertainment. The Company distributes its content and other products and services to consumers and customers across various platforms consisting of traditional print and television, as well as an array of digital platforms including websites, applications for mobile devices and tablets, social media and e-book devices. The Company believes that the increasing number of media choices and formats will allow it to continue to deliver its content and other products and services in a more engaging, timely and personalized manner and provide opportunities for more effective monetization via strong consumer and customer relationships, licensing arrangements and more compelling and engaging advertising solutions. The Company is pursuing multiple strategies to exploit these opportunities, including sharing technologies and practices across geographies and businesses and bundling selected offerings to provide greater value to consumers, customers and advertising partners.
The Company’s diversified revenue base includes recurring subscriptions, circulation sales, advertising sales, sales of real estate listing products, licensing fees and other consumer product sales. Headquartered in New York, the Company operates primarily in the United States, Australia and the U.K., with its content and other products and services distributed and consumed worldwide. The Company’s operations are organized into six reporting segments: (i) Digital Real Estate Services; (ii) Subscription Video Services; (iii) Dow Jones; (iv) Book Publishing; (v) News Media; and (vi) Other, which includes the Company’s general corporate overhead expenses, corporate Strategy Group and costs related to the U.K. Newspaper Matters (as defined in “Item 3. Legal Proceedings”). Effective with the fourth quarter of fiscal 2020, the Company is reporting financial information for its Dow Jones business in a separate segment. Previously, the financial information for this segment was aggregated with the businesses within the News Media segment and, together, formed the News and Information Services reportable segment. Following the sale of its News America Marketing business in the fourth quarter of fiscal 2020 and in conjunction with the Company’s annual budgeting process, the Company determined that aggregation was no longer appropriate as certain of the remaining businesses no longer shared similar economic characteristics.
The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Fiscal 2020, fiscal 2019 and fiscal 2018 each included 52 weeks. Unless otherwise noted, all references to the fiscal periods ended June 30, 2020, June 30, 2019 and June 30, 2018 relate to the fiscal periods ended June 28, 2020, June 30, 2019 and July 1, 2018, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.
Corporate Information
News Corporation is a Delaware corporation originally organized on December 11, 2012 in connection with its separation (the “Separation”) from Twenty-First Century Fox, Inc. (formerly named News Corporation) (“21st Century Fox”), which was completed on June 28, 2013 (the “Distribution Date”). In connection with the Separation, the Company assumed the name “News Corporation.” Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Annual Report”) to the “Company,” “News Corp,” “we,” “us,” or “our” means News Corporation and its subsidiaries. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 416-3400. The Company’s Class A and Class B Common Stock are listed on The Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “NWSA” and “NWS,” respectively, and CHESS Depositary Interests (“CDIs”) representing the Company’s Class A and Class B Common Stock are listed on the Australian Securities Exchange (“ASX”) under the trading symbols “NWSLV” and “NWS,” respectively. More information regarding the Company is available on its website at www.newscorp.com, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available, free of charge, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The

information on the Company’s website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings it makes with the SEC.
Special Note Regarding Forward-Looking Statements
This document and any documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, including expected impacts from the ongoing novel coronavirus (“COVID-19”) pandemic and related public health measures, the Company’s strategy and strategic initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those related to COVID-19. More information regarding these risks and uncertainties (many of which may be amplified by COVID-19) and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the Consolidated Financial Statements of News Corporation (the “Financial Statements”) and related notes set forth elsewhere in this Annual Report.
COVID-19 Impact
The ongoing COVID-19 outbreak has led to the implementation of unprecedented and wide-ranging measures by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of the virus. The impact of COVID-19 and measures to prevent its spread have, in turn, created significant economic volatility, uncertainty and disruption and have affected the Company’s businesses in a number of ways as described elsewhere in this Annual Report.
Despite these challenges, the Company has been focused on supporting its communities, customers, employees, stockholders and other constituents by:
•providing trusted news, data and analysis, including free access to COVID-19-related news coverage, which it believes is critical during these uncertain times;
•assisting its real estate customers with business support and relief measures;
•providing expanded access to Foxtel content to keep customers entertained, informed and connected while sheltering in place;
•implementing cost-savings initiatives across its businesses and accelerating its digital transformation, including the transition of certain newspaper operations to digital-only; and
•instituting remote working arrangements for a substantial majority of its employees in order to protect their well-being while maintaining the continuity of its business operations.
For additional information regarding the impact of COVID-19 on the Company’s business, results of operations, financial condition and other related risks and uncertainties see “ Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” in this Annual Report.
BUSINESS OVERVIEW
The Company’s six reporting segments are described below. For information regarding revenues generated by the principal products and services of each segment, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the fiscal year ended June 30, 2020
	Revenues	Segment EBITDA
	(in millions)
Digital Real Estate Services	$1,065	$345
Subscription Video Services	1,884	323
Dow Jones	1,590	236
Book Publishing	1,666	214
News Media	2,801	53
Other	2	(158)
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
Property and Property-Related Advertising and Services
REA Group advertises property and property-related services on its websites and mobile apps across Australia and Asia. REA Group’s Australian operations include leading residential, commercial and share property websites realestate.com.au, realcommercial.com.au and Flatmates.com.au. Additionally, REA Group operates media display and data services businesses, serving the display media market and markets adjacent to property, respectively. For the year ended June 30, 2020, average monthly visits to realestate.com.au were more than 90.3 million. Launches of the realestate.com.au app increased 25% to 36.8 million average monthly launches in fiscal 2020 as compared to the prior year, with consumers spending more than 4.1 times longer on the app than any other property app in Australia according to Nielsen Digital Content Ratings. Realcommercial.com.au remains Australia’s leading commercial property site across website and app. In fiscal 2020, the realcommercial.com.au app was launched 8.6 times more than the nearest competitor, and consumers spent more than 7.0 times longer on the realcommercial.com.au app based on Nielsen Digital Content Ratings data. Flatmates.com.au is the largest site for share accommodation in Australia, with average monthly visits of more than 2.8 million and more than 400,000 new members during fiscal 2020.
Realestate.com.au and realcommerical.com.au derive the majority of their revenue from their core property advertising listing products and monthly advertising subscriptions from real estate agents and property developers. Realestate.com.au and realcommercial.com.au offer a product hierarchy which enables real estate agents and property developers to upgrade listing advertisements to increase their prominence on the site, as well as a variety of targeted products, including media display advertising products. Flatmates.com.au derives the majority of its revenue from advertising listing products and membership fees. The media business offers unique advertising opportunities on REA Group’s websites to property developers and other relevant markets, including utilities and telecommunications, insurance, finance, automotive and retail. REA Group also provides residential property data services to the financial sector through its Hometrack data services business.
REA Group’s international operations consist of property sites throughout Asia, including the leading property portal in Malaysia, and prominent portals in Hong Kong, China and Thailand. In Malaysia, REA Group recently launched iProperty Pro, a new mobile-first customer platform, which allows property agents to manage and advertise property listings on-the-go and delivers improved market analytics and customer reporting. Following the success of the launch, REA Group expects to roll out iProperty Pro across the region. REA Group also operates Chinese site myfun.com, which supports REA Group’s businesses in other geographic markets by showcasing residential property listings to Chinese buyers and investors, and delivers leads to agents. In addition, during fiscal 2020, REA Group established a joint venture with 99.co, which combined REA Group’s Singapore and Indonesian property portals with 99.co’s existing businesses to provide an opportunity to strengthen its competitive position in Singapore and Indonesia. REA Group owns a 27% interest in the joint venture and is the largest shareholder. REA Group’s other assets include an approximate 13% interest in Elara Technologies Pte. Ltd., a leading digital real estate services provider in India that owns and operates PropTiger.com and Housing.com, and a 20% interest in Move, as referenced above.

Financial Services
REA Group’s financial services business encompasses an end-to-end digital property search and financing experience and mortgage broking services under its Smartline – personal mortgage advisers brand. The financial services business generates revenue primarily through fees and commissions from lenders, mortgage brokers and other customers.
Move
Move is a leading provider of digital real estate services in the U.S. Move primarily operates realtor.com®, a premier real estate information and services marketplace, under a perpetual agreement and trademark license with the National Association of Realtors® (“NAR”). Through realtor.com®, consumers have access to over 140 million properties across the U.S., including an extensive collection of homes and properties listed and displayed for sale and a large database of “off-market” properties. Realtor.com® and its related mobile apps display approximately 98% of all Multiple Listing Services (“MLS”)-listed, for-sale and rental properties in the U.S., which are primarily sourced directly from relationships with MLSs across the country. Approximately 96% of its for-sale listings are updated at least every 10 minutes, on average, with the remaining listings updated daily. Realtor.com®’s content attracts a highly engaged consumer audience. Based on internal data, realtor.com® and its mobile sites had 80 million average monthly unique users during the quarter ended June 30, 2020. See “Part I. Business—Explanatory Note Regarding Certain Metrics.” These users viewed an average of over four billion pages and spent an average of over two billion minutes on the realtor.com® website and mobile apps each month.
Realtor.com® generates the majority of its revenues through the sale of listing advertisement products, including ConnectionsSM Plus and AdvantageSM Pro, as well as its real estate referral-based services. Listing advertisement products allow real estate agents, brokers and franchises to enhance, prioritize and connect with consumers on for-sale property listings within the realtor.com® website and mobile apps. Listing advertisements are typically sold on a subscription basis. The real estate referral-based business model leverages Move’s proprietary technology and platform to connect real estate professionals and other service providers, such as lenders and insurance companies, to pre-vetted consumers who have submitted inquiries via the realtor.com® website and mobile apps, as well as other online sources. The real estate referral-based services that connect real estate agents and brokers with these consumers typically generate fees upon completion of the associated real estate transaction, while the referral-based services that give service providers access to the same highly qualified home shoppers are generally provided on a subscription basis. Realtor.com® also derives revenue from sales of non-listing advertisement, or Media, products to real estate, finance, insurance, home improvement and other professionals that enable those professionals to connect with realtor.com®’s highly engaged and valuable consumer audience. Media products include sponsorships, display advertisements, text links, directories and other advertising and lead generation services. Non-listing advertisement pricing models include cost per thousand, cost per click, cost per unique user and subscription-based sponsorships of specific content areas or targeted geographies.
In addition to realtor.com®, Move also offers a number of professional software and services products. These include the Top Producer® productivity and lead management tools and services, which are tailored to real estate agents and sold on a subscription basis, as well as the ListHubTM service, which syndicates for-sale listing information from MLSs and other reliable data sources, such as real estate brokerages, and distributes that content to an array of websites. Listing syndication pricing includes fixed- or variable-pricing models based on listing counts, while ListHubTM’s advanced reporting products are sold on a monthly subscription basis.
The Company’s digital real estate services businesses operate in highly competitive markets that are evolving rapidly in response to new technologies, business models, product and service offerings and changing consumer and customer preferences. The success of these businesses depends on their ability to provide products and services that are useful for consumers and real estate, mortgage and financial services professionals and attractive to their advertisers, the breadth, depth and accuracy of information they provide and brand awareness and reputation. These businesses compete with companies that provide real-estate focused technology, products and services in their respective geographic markets, including other real estate and property websites such as domain.com.au in Australia and zillow.com and trulia.com in the United States.
Subscription Video Services
The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and internet distribution. This segment consists of (i) the Company’s 65% interest in NXE Australia Pty Limited, which is referred to herein as “Foxtel” (the remaining 35% interest in Foxtel is held by Telstra Corporation Limited), and (ii) Australian News Channel (“ANC”).

Foxtel
Foxtel is the largest pay-TV provider in Australia, delivering nearly 200 channels (including standard definition channels, high definition versions of those channels, audio channels and one 4K Ultra HD channel) covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel offers the leading sports programming content in Australia, with unique rights across key sports and a suite of channels that includes FOX LEAGUE, FOX SPORTS 503, FOX FOOTY, FOX SPORTS 505, FOX SPORTS 506, FOX SPORTS MORE, FOX SPORTS NEWS and FOX CRICKET. Foxtel’s channels together broadcast approximately 15,000 hours of live sports programming per year, encompassing both live national and international licensed sports events such as National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming, as well as other featured original and licensed premium sports content tailored to the Australian market. Foxtel’s premium entertainment and news content includes television programming from HBO, FOX, NBCUniversal and Warner Bros., as well as Foxtel-produced dramas, and 30 channels owned and operated by Foxtel, including general entertainment and movie channels (which provide an extensive range of movie programming sourced through arrangements with major U.S. studios).
Foxtel’s content is available through channels and on-demand and is currently distributed to broadcast subscribers using either cable networks accessed through Telstra or Optus’s satellite platform via Foxtel’s set-top boxes, including the iQ4 (satellite only) and iQ3. Foxtel intends to migrate all broadcast subscribers to satellite or internet delivery over the next several years. Broadcast subscribers can also access Foxtel’s content using a companion service app on mobile devices and tablets. In addition, as part of its strategy to reach new segments of the Australian population, Foxtel offers its pay-TV service via the internet through Foxtel Now, an over-the-top, or OTT, television service that provides access across Foxtel’s live and on-demand content and is available on a number of devices (including the Foxtel Now box, mobile devices, tablets, personal computers, gaming consoles and streaming devices), Kayo, its sports OTT service that allows subscribers to stream top international and domestic sports live and on demand, and Binge, its recently launched on-demand entertainment OTT service that provides subscribers with access to over 10,000 hours of top local and international content across premium drama, lifestyle, reality and movies. Foxtel also offers a bundled broadband product, which consists of Foxtel’s existing broadcast pay-TV service, sold together with an unlimited broadband service (predominantly on the national broadband network), and an option for customers to add home phone services. In addition to its pay-TV services, Foxtel operates foxsports.com.au, a leading general sports website in Australia, and Watch NRL and Watch AFL, subscription services that provide live streaming and on-demand replays of National Rugby League and Australian Football League matches internationally.
Foxtel generates revenue primarily through subscription revenue as well as advertising revenue. Foxtel’s business generally is not highly seasonal, though results can fluctuate due to the timing and mix of its local and international sports programming, as expenses associated with licensing certain programming rights are recognized during the applicable season or event. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding certain key performance indicators for Foxtel.
Foxtel competes primarily with a variety of other video content providers, such as traditional Free To Air (“FTA”) TV operators in Australia, including the three major commercial FTA networks and two major government-funded FTA broadcasters, and new content providers that deliver video programming over the internet. These providers include Internet Protocol television, or IPTV, and subscription video-on-demand, or SVOD, providers such as Fetch TV, Netflix, Stan and Amazon Prime Video; streaming services offered through digital media providers, such as YouTube and Facebook; as well as programmers and distributors, such as CBS, Disney and the FTA networks, that provide content, including smaller, lower-cost or free programming packages, directly to consumers over the internet. The Company believes that Foxtel’s premium and exclusive content, wide array of products and services, set-top box features that enable subscribers to record, rewind, discover and watch content, its investment in On Demand capability and programming and benefits through broadband bundling enable it to offer subscribers a compelling alternative to its competitors. In addition, Foxtel continues to develop new features and products to improve the value proposition of its broadcast television packages and expand its subscriber base, including its iQ4 set-top box, 4K Ultra HD service, upgrades to its user interface to make content discovery easier and integrate third-party apps, and its OTT services such as Foxtel Now, Kayo and Binge.
Australian News Channel
ANC operates nine channels and has carriage rights for two additional channels in Australia featuring the latest in news, politics, sports, entertainment, public affairs, business and weather. ANC is licensed by Sky International AG to use Sky trademarks and domain names in connection with its operation and distribution of channels and services. ANC’s channels consist of Fox Sports News, Sky News Live, Sky News Weather, Sky News Extra, Sky News Extra 1, Sky News Extra 2, Sky News Extra 3, Sky News New Zealand and Sky News on WIN. ANC channels are distributed throughout Australia and New Zealand and available on Foxtel and Sky Network Television NZ. Sky News on WIN is available on the regional FTA WIN network in Australia. ANC also owns and operates the international Australia Channel IPTV service and offers content across a variety of digital media platforms, including web, mobile and third party providers. ANC primarily generates revenue through monthly affiliate fees received from pay-TV providers based on the number of subscribers and advertising.
ANC competes primarily with other news providers in Australia and New Zealand via its subscription television channels, third party content arrangements and free domain website. Its Australia Channel IPTV service also competes against OTT and IPTV subscription-based news providers in regions outside of Australia and New Zealand.
Dow Jones
The Company's Dow Jones segment is a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, applications, or apps, for mobile devices, tablets and e-book readers, newsletters, magazines, proprietary databases, live journalism, video and podcasts. This segment consists of the Dow Jones business, whose products target individual consumers and enterprise customers and include The Wall Street Journal, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Barron’s and MarketWatch. Dow Jones’s revenue is diversified across business-to-consumer and business-to-business subscriptions, circulation, advertising, including custom content and sponsorships, licensing fees for its print and digital products and participation fees for its live journalism events. Advertising revenues at the Dow Jones segment are subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season.
Consumer Products
Through its premier brands and authoritative journalism, Dow Jones’s products targeting individual consumers provide insights, research and understanding that enable consumers to stay informed and make educated financial decisions. Dow Jones continues to capitalize on new digital distribution platforms, technologies and business models for these products as consumer preferences for content consumption evolve. With a focus on the financial markets, investing and other professional services, many of these products offer advertisers an attractive consumer demographic. Products targeting consumers include the following:
•The Wall Street Journal (WSJ). WSJ, Dow Jones’s flagship product, is available in print, online and across multiple mobile, tablet and e-book devices. WSJ covers national and international news and provides analysis, commentary and opinions on a wide range of topics, including business developments and trends, economics, financial markets, investing, science and technology, lifestyle, culture and sports. WSJ’s print products are printed at plants located around the U.S., including seven owned by the Company. WSJ sells regional advertising in three major U.S. regional editions (Eastern, Central and Western) and 21 smaller sub-regional editions. WSJ’s digital products offer both free content and premium, subscription-only content and are comprised of WSJ.com, WSJ mobile products, including a responsive design website and apps for multiple mobile devices (WSJ Mobile), and live and on-demand video through WSJ.com and other platforms such as YouTube, internet-connected television and set-top boxes (WSJ Video), as well as podcasts. WSJ also distributes content through licensing arrangements with third party subscription and non-subscription platform providers, such as Apple News+ and Facebook, which is referred to as off-platform distribution. For the year ended June 30, 2020, WSJ Mobile (including WSJ.com accessed via mobile devices, as well as apps, and excluding off-platform distribution) accounted for approximately 63% of visits to WSJ’s digital news and information products according to Adobe Analytics.
•Barron’s Group. The Barron’s Group focuses on Dow Jones consumer brands outside of The Wall Street Journal franchise, including Barron’s and MarketWatch, among other properties.
Barron’s. Barron’s, which is available to subscribers in print, online and on multiple mobile, tablet and e-book devices, delivers news, analysis, investigative reporting, company profiles and insightful statistics for investors and others interested in the investment world.
MarketWatch. MarketWatch is an investing and financial news website targeting active investors. It also provides real-time commentary and investment tools and data. Products include mobile and tablet apps, a mobile site and MarketWatch Premium Newsletters, and revenue is generated primarily through the sale of advertising.
•The Wall Street Journal Digital Network (WSJDN). WSJDN offers advertisers the opportunity to reach Dow Jones’s audience across a number of brands, including WSJ, Barron’s and MarketWatch.
•Live Journalism. Dow Jones offers a number of conferences and events each year, including WSJ Tech D-Live, its C-suite conferences such as CEO and CFO Council, the Women In series, the Future Of series, Global Food Forum and Barron’s Summits. These live journalism events offer advertisers and sponsors the opportunity to reach a select group of influential leaders from industry, finance, government and policy. Many of these programs also earn revenue from participation fees charged to attendees.*

* Due to the impacts of COVID-19, certain live journalism events that were scheduled to take place in person have instead been offered as interactive virtual events and others have been postponed or cancelled.
The following table provides information regarding issue sales and subscriptions (excluding off-platform distribution) for certain Dow Jones consumer products and for all consumer subscription products:

	The Wall Street Journal(1)		Barron’s(1)		Total Consumer(1)(2)
(in 000’s)	Average Global Issue Sales(3)	Average Global Subscriptions(4)	Average Global Issue Sales(3)	Average Global Subscriptions(4)	Average Global Issue Sales(3)	Average Global Subscriptions(4)
Print(5)	830	754	229	221	1,063	978
Digital-only(5)	2,256	2,244	451	451	2,812	2,800
Total	3,086	2,998	680	672	3,875	3,778
________________________
(1)Based on internal data for the period from March 30, 2020 to June 28, 2020, with independent assurance over global total sales and subscriptions provided by PricewaterhouseCoopers LLP UK.
(2)Total Consumer consists of The Wall Street Journal, Barron’s, MarketWatch newsletters and Financial News, including Private Equity News.
(3)Average Global Issue Sales includes subscription and non-subscription categories. Non-subscription categories include, but are not limited to, single copy (newsstand) sales and copies purchased by hotels for distribution to guests.
(4)Subscriptions include individual consumer subscriptions, as well as subscriptions purchased by companies, schools, businesses and associations for use by their respective employees, students, customers or members. Subscriptions exclude single-copy sales and copies purchased by hotels, airlines and other businesses for limited distribution or access to customers.
(5)For some publications, including The Wall Street Journal and Barron’s, Dow Jones sells bundled print and digital products. For bundles that provide access to both print and digital products every day of the week, only one unit is reported each day and is designated as a print subscription. For bundled products that provide access to the print product only on specified days and full digital access, one print subscription is reported for each day that a print copy is served and one digital subscription is reported for each remaining day of the week.
The following table provides information regarding the digital platforms (excluding off-platform distribution) for certain Dow Jones consumer products:

	FY2020 Average Monthly Visits(1)	FY2020 Average Monthly Page Views(2)	FY2020 Average Monthly Unique Users(3)
WSJ	122 million	320 million	53 million
MarketWatch	113 million	263 million	50 million
WSJDN	252 million	617 million	114 million

________________________
(1)Includes visits via websites and mobile device and tablet apps based on Adobe Analytics for the 12 months ended June 30, 2020.
(2)Includes page views via websites and mobile device and tablet apps based on Adobe Analytics for the 12 months ended June 30, 2020.
(3)Includes aggregate unique users accessing websites and mobile device and tablet apps based on Adobe Analytics for the 12 months ended June 30, 2020. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for more information regarding the calculation of unique users.
Professional Information Products
Dow Jones’s professional information products, which target enterprise customers, combine news and information with technology and tools that inform decisions and aid awareness, research and understanding. These products consist of its Knowledge & Insight, Dow Jones Risk & Compliance and Dow Jones Newswires products. Specific products include the following:
•Knowledge & Insight. Dow Jones Knowledge & Insight products consist primarily of Factiva, a leading provider of global business content, built on an archive of important original and licensed publishing sources. Factiva offers content from approximately 33,000 global news and information sources from over 200 countries and territories and in 28 languages. This combination of business news and information, plus sophisticated tools, helps professionals find, monitor, interpret and share essential information. As of June 30, 2020, there were approximately 1.1 million activated Factiva users, including both institutional and individual accounts.
•Dow Jones Risk & Compliance. Dow Jones Risk & Compliance products provide data solutions for customers focused on anti-bribery and corruption, anti-money laundering, counter terrorism financing, monitoring embargo and sanction lists and other compliance requirements. Dow Jones’s solutions allow customers to filter their business transactions and third parties against its data to identify regulatory, corporate and reputational risk, and request follow-up reports to conduct further due diligence. Products include online risk data and negative news searching tools such as RiskCenter Financial Crime Search and RiskCenter Financial Crime Screening and Monitoring for bulk screening. Dow Jones also provides an online solution for supplier risk assessment, RiskCenter Third Party, which provides customers with automated risk and compliance checks via questionnaires and embedded scoring. Feed services include PEPs (politically exposed persons), Sanctions, Adverse Media and other Specialist Lists. In addition, Dow Jones produces customized Due Diligence Reports to assist its customers with regulatory compliance.
•Dow Jones Newswires. Dow Jones Newswires distributes real-time business news, information, analysis, commentary and statistical data to financial professionals and investors worldwide. It publishes, on average, over 16,000 news items each day, which are distributed via Dow Jones’s market data platform partners, including Bloomberg and FactSet, as well as trading platforms and websites reaching hundreds of thousands of financial professionals. This content also reaches millions of individual investors via customer portals and the intranets of brokerage and trading firms, as well as digital media publishers. Dow Jones Newswires is also increasingly used as an input for algorithms supporting automated trading.

Dow Jones competes with a wide range of media businesses, including print publications, digital media and information services.
Dow Jones’s consumer products, including its newspapers, magazines, digital publications and podcasts, compete for consumers, audience and advertising with other local and national newspapers, web and app-based media, magazines, social media sources and podcasts, as well as other media such as television, radio stations and outdoor displays. Competition for subscriptions and circulation is based on news and editorial content, subscription pricing, cover price and, from time to time, various promotions. Competition for advertising is based upon advertisers’ judgments as to the most effective media for their advertising budgets, which is in turn based upon various factors, including circulation volume, readership levels, audience demographics, advertising rates, advertising effectiveness and brand strength and reputation. As a result of rapidly changing and evolving technologies, distribution platforms and business models, the consumer-focused businesses within Dow Jones continue to face increasing competition for both circulation and advertising revenue, including from a variety of alternative news and information sources. These include both paid and free websites, digital apps, news aggregators, blogs, podcasts, search engines, social media networks, digital advertising networks and exchanges, bidding and other programmatic advertising buying channels, as well as other emerging media and distribution platforms, including off-platform distribution of its products. Shifts in consumer behavior, including the widespread adoption of mobile phones, tablets, e-book readers and other portable devices as platforms through which news and information is consumed, require the Company to continually innovate and improve upon its own products, services and platforms in order to remain competitive. The Company believes that these changes will continue to pose opportunities and challenges, and that it is well positioned to leverage its global reach, brand recognition and proprietary technology to take advantage of the opportunities presented by these changes.
Dow Jones professional information products that target enterprise customers compete with various information service providers, compliance data providers and global financial newswires, including Reuters News, LexisNexis and Refinitiv, as well as many other providers of news, information and compliance data.
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
HarperCollins publishes works by well-known authors such as Harper Lee, Chip and Joanna Gaines, David Walliams, Angie Thomas, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and The Hate U Give. Its print and digital global catalog includes more than 200,000 publications in different formats, in

16 languages, and it licenses rights for its authors’ works to be published in more than 50 languages around the world. HarperCollins publishes fiction and nonfiction, with a focus on general, children’s and religious content. Additionally, in the U.K., HarperCollins publishes titles for the equivalent of the K-12 educational market.
As of June 30, 2020, HarperCollins offered approximately 125,000 publications in digital formats, and nearly all of HarperCollins’ new titles, as well as the majority of its entire catalog, are available as e-books. Digital sales, comprising revenues generated through the sale of e-books as well as downloadable audio books, represented approximately 23% of global consumer revenues for the fiscal year ended June 30, 2020. With the widespread adoption of electronic formats by consumers, HarperCollins is publishing a number of titles in digital formats before, or instead of, publishing a print edition.
During fiscal 2020, HarperCollins U.S. had 140 titles on the New York Times print and digital bestseller lists, with 21 titles hitting number one, including Girl, Stop Apologizing by Rachel Hollis, Inside Out by Demi Moore, Magnolia Table, Volume 2 by Joanna Gaines, Open Book by Jessica Simpson, Pete the Cat: Big Easter Adventure and Pete the Cat: The Great Leprechaun Chase by James Dean, Sapiens by Yuval Noah Harari, Strange Planet by Nathan W Pyle, The Boy, The Mole, The Fox and The Horse by Charlie Mackesy, The Hate U Give by Angie Thomas, The New Girl by Daniel Silva, The One and Only Bob and The One and Only Ivan by Katherine Applegate, The Pioneer Woman Cooks: The New Frontier by Ree Drummond, The Subtle Art of Not Giving a F*ck by Mark Manson and The Tattooist of Auschwitz by Heather Morris.
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
News Media
The Company’s News Media segment consists primarily of News Corp Australia, News UK and the New York Post. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Virgin Radio, and Storyful, a social media content agency that enables the Company to source real-time video content through social media platforms. The News Media segment generates revenue primarily through sales of print and digital advertising and circulation and subscription sales of its print and digital products. Advertising revenues at the News Media segment are subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies.
News Corp Australia
News Corp Australia is one of the leading news and information providers in Australia by readership, with both print and digital mastheads covering a national, regional and suburban footprint. During the year ended March 31, 2020, its daily, Sunday, weekly and bi-weekly newspapers were read by over 6.9 million Australians on average every week. In addition, its digital mastheads are among the leading digital news properties in Australia based on monthly unique audience data and had approximately 648,000 aggregate closing subscribers as of June 30, 2020.
News Corp Australia’s news portfolio includes The Australian and The Weekend Australian (National), The Daily Telegraph and The Sunday Telegraph (Sydney), Herald Sun and Sunday Herald Sun (Melbourne), The Courier Mail and The Sunday Mail (Brisbane) and The Advertiser and Sunday Mail (Adelaide), as well as paid digital platforms for each. In addition, News Corp Australia owns a large number of community mastheads in all major capital cities and leading regional publications in Geelong, across the state of Queensland and in the capital cities of Hobart and Darwin.

The following table provides information regarding key properties within News Corp Australia’s portfolio:

	Average Daily Paid Print Circulation(1)	Total Paid Subscribers for Combined Masthead (Print and Digital)(2)	Total Monthly Audience for Combined Masthead (Print and Digital)(3)
The Australian (Mon – Fri)	74,027	199,880	6.2 million
The Weekend Australian (Sat)	201,918
The Daily Telegraph (Mon – Sat)	144,366	114,720	6.5 million
The Sunday Telegraph	271,457
Herald Sun (Mon – Sat)	213,964	125,508	4.8 million
Sunday Herald Sun	270,952
The Courier Mail (Mon – Sat)	90,667	94,335	3.4 million
The Sunday Mail	206,073
The Advertiser (Mon – Sat)	88,436	92,783	2.4 million
Sunday Mail	142,120
________________________
(1)For the year ended June 30, 2020, based on internal sources.
(2)As of June 30, 2020, based on internal sources.
(3)Based on Enhanced Media Metrics Australia (“EMMA”) average monthly print readership data for the year ended March 31, 2020 and Nielsen desktop, mobile and tablet audience data for March 2020. EMMA data incorporates more frequent sampling and combines both online usage derived from Nielsen data and print usage into a single metric that removes any audience overlap.
News Corp Australia’s broad portfolio of digital properties also includes news.com.au, one of the leading general interest sites in Australia that provides breaking news, finance, entertainment, lifestyle, technology and sports news and delivers an average monthly unique audience of approximately 10.3 million based on Nielsen monthly total audience ratings for the year ended June 30, 2020. In addition, News Corp Australia owns other premier properties such as taste.com.au, a leading food and recipe site, and kidspot.com.au, a leading parenting website, as well as various other digital media assets. As of June 30, 2020, News Corp Australia’s other assets included a 14.8% interest in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets, and a 30.2% interest in Hipages Group Pty Ltd., which operates a leading on-demand home improvement services marketplace.
News UK
News UK publishes The Sun, The Sun on Sunday, The Times and The Sunday Times, which are leading newspapers in the U.K that together accounted for approximately one-third of all national newspaper sales as of June 30, 2020. The Sun is the most read national paid print news brand in the U.K., and The Times and The Sunday Times are the most read national newspapers in the U.K. quality market. Together, across print and digital, these brands now reach 77% of adult news readers in the U.K., or approximately 41 million people, based on PAMCo data for the year ended March 31, 2020. News UK’s newspapers (except some Saturday and Sunday supplements) are printed at News UK’s world-class printing facilities in England, Scotland and Ireland. In addition to revenue from advertising, circulation and subscription sales for its print and digital products, News UK generates revenue by providing third party printing services through these facilities and is one of the largest contract printers in the U.K. News UK also distributes content through its digital platforms, including its websites, thesun.co.uk, thetimes.co.uk and thesundaytimes.co.uk, as well as mobile and tablet apps. In addition, News UK has assembled a portfolio of complementary ancillary product offerings, including betting and gaming products. The following table provides information regarding News UK’s news portfolio:

	Print Average Issue Readership(1)	Average Daily Paid Print Circulation(2)	Paid Subscribers(3)	Monthly Global Unique Users(5)
The Sun (Mon – Sat)	2,257,000	1,093,861	N/A	133 million
The Sun on Sunday	1,918,000	934,247	N/A
The Times (Mon – Sat)	846,000	322,117	151,000 (print)(4) 335,000 (digital)	N/A
The Sunday Times	1,504,000	609,162	220,000 (print)(4) 336,000 (digital)	N/A

________________________
(1)Based on Publishers Audience Measurement Company (“PAMCo”) data for the 12 months ended March 31, 2020.
(2)For the six months ended June 30, 2020, based on internal sources.
(3)As of June 30, 2020, based on internal sources.
(4)In addition to their print and digital-only products, The Times and The Sunday Times sell print and digital products bundled into one subscription, which is counted only once, under “print,” in the table above.
(5)Includes aggregate unique users accessing websites and mobile device and tablet apps based on Google Analytics data for the month ended June 30, 2020. See “Part I. Business—Explanatory Note Regarding Certain Metrics.”
New York Post
NYP Holdings (“NYP”) is the publisher of the New York Post (the “Post”), NYPost.com, PageSix.com, Decider.com and related mobile and tablet apps and social media channels. The Post is the oldest continuously published daily newspaper in the U.S., with a focus on coverage of the New York metropolitan area. The Post provides a variety of general interest content ranging from breaking news to business analysis, and is known in particular for its comprehensive sports coverage, famous headlines and its iconic Page Six section, an authority on celebrity news. The print version of the Post is primarily distributed in New York, where it is printed at its Bronx printing facility, as well as throughout the Northeast, Florida and California, where it uses Dow Jones’s printing facilities and third party printers. For the three months ended June 30, 2020, average weekday circulation based on internal sources, including mobile and tablet app digital editions, was 396,261. In addition, the Post Digital Network, which includes NYPost.com, PageSix.com and Decider.com, reached approximately 177.9 million unique users on average each month during the quarter ended June 30, 2020 according to Google Analytics. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for information regarding the calculation of unique users.
The News Media segment’s newspapers, magazines, digital publications, radio stations and podcasts generally face competition from similar sources, and compete on similar bases, as the consumer products within the Dow Jones segment, particularly in their respective operating geographies. See “Item 1. Business – Business Overview – Dow Jones” above for further information.
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

Data Privacy and Security
The Company’s business activities are subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve and have implications for how such data is managed. For example, in the U.S., certain of the Company’s websites, mobile apps and other online business activities are subject to the Children’s Online Privacy Protection Act of 1998, which prohibits the collection of personally identifiable information online from children under age 13 without prior parental consent. In addition, the Federal Trade Commission continues to expand its application of general consumer protection laws to commercial data practices, including to the use of personal and profiling data from online users to deliver targeted internet advertisements. More state and local governments are also expanding, enacting or proposing data privacy laws that govern the collection and use of personal data of their residents and increase penalties and afford private rights of action to individuals in certain circumstances for failure to comply, and most states have enacted legislation requiring businesses to provide notice to state agencies and to individuals whose personally identifiable information has been disclosed as a result of a data breach. For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, established certain transparency rules and puts greater restrictions on how the Company can collect, use and share personal information of California residents.
Similar laws and regulations have been implemented in many of the other jurisdictions in which the Company operates, including the European Union, the U.K. and Australia. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which is intended to provide a uniform set of rules for personal data processing throughout the European Union, and the U.K. adopted the Data Protection Act of 2018 (the “UK DPA”), implementing the GDPR. Fully applicable and enforceable as of May 25, 2018, the GDPR and the UK DPA expand the regulation of the collection, processing, use, sharing and security of personal data, contain stringent conditions for consent from data subjects, strengthen the rights of individuals, including the right to have personal data deleted upon request, continue to restrict the trans-border flow of such data, require companies to conduct privacy impact assessments to evaluate data processing operations that are likely to result in a high risk to the rights and freedoms of individuals, require mandatory data breach reporting and notification, significantly increase maximum penalties for non-compliance (up to 20 million Euros or 17 million pounds, as applicable, or 4% of an entity’s worldwide annual turnover in the preceding financial year, whichever is higher) and increase the enforcement powers of the data protection authorities. The European Union is also considering an update to its Privacy and Electronic Communication (e-Privacy) Directive with a regulation to, among other things, amend the current directive’s rules on the use of cookies and end-user consent.
In July 2020, the European Court of Justice invalidated the Privacy Shield, one of the legal mechanisms for the transfer of personal data from the European Union to the United States. The Company relies on the Privacy Shield framework for one business unit operating an advertising exchange, and certain of the Company’s service providers also rely on the Privacy Shield. As a result, the Company will need to put in place, and work with some of its third party service providers to implement, alternative legal mechanisms for the affected cross-border personal data transfers. The other mechanisms that the Company and certain of its service providers rely on to address the European data protection requirements for transfers of data, including the European Union Standard Contractual Clauses, are also subject to uncertainty and legal challenges. Challenges to existing data transfer mechanisms, and any future legal challenges to data transfer mechanisms that may be adopted, could cause the Company to incur additional costs, require it to change business practices or affect the manner in which it provides its services.
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
The interpretation and application of data privacy and security laws are often uncertain, in flux, and evolving in the United States and internationally. Moreover, data privacy and security laws vary between local, state, federal and international jurisdictions and may potentially conflict from jurisdiction to jurisdiction. The Company continues to monitor pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments, including any changes required in the Company’s data privacy and security compliance programs.
U.K. Press Regulation
As a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, a Press Recognition Panel responsible for approving, overseeing and monitoring a new press regulatory body or bodies was established. Once approved by the Press Recognition Panel, the new press regulatory body or bodies would be responsible for overseeing participating publishers. In addition to the Press Recognition Panel, certain legislation provides that publishers who are not members of an approved regulator may be liable for exemplary damages in certain cases where such damages are not currently awarded and, if Section 40 of the Crime and Courts Act 2013 is commenced, the payment of costs for both parties in libel actions in certain circumstances.
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
Intellectual Property
The Company’s intellectual property assets include: copyrights in newspapers, books, television programming and other content and technologies; trademarks in names and logos; trade names; domain names; and licenses of intellectual property rights. These licenses include: (1) the sports programming rights licenses for the National Rugby League, Australian Football League, Cricket Australia, V8 Supercars, Formula One, Football Federation Australia, Australian Rugby Union and other broadcasting rights described in Note 17 to the Financial Statements; (2) licenses from various third parties, including ARRIS, of patents and other technology for the set-top boxes and related operating and conditional access systems used in the Company’s pay-TV business; (3) the trademark license for the realtor.com® website address, as well as the REALTOR® trademark (the “NAR License”); and (4) the trademark licenses for the use of FOX formative trademarks used in the Company’s pay-TV business in Australia (the “Fox Licenses”). In addition, its intellectual property assets include patents or patent applications for inventions related to its products, business methods and/or services, none of which are material to its financial condition or results of operations. The Company derives value and revenue from its intellectual property assets through, among other things, print and digital newspaper and magazine subscriptions and sales, subscriptions to its pay-TV services and distribution and/or licensing of its television programming to other television services, the sale, distribution and/or licensing of print and digital books, the sale of subscriptions to its content and information services and the operation of websites and other digital properties.
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
Raw Materials
As a major publisher of newspapers, magazines and books, the Company utilizes substantial quantities of various types of paper. In order to obtain the best available prices, substantially all of the Company’s paper purchasing is done on a regional, volume purchase basis, and draws upon major paper manufacturing countries around the world. The Company believes that under present market conditions, its sources of paper supply used in its publishing activities are adequate.
Employees
As of June 30, 2020, the Company had approximately 23,500 employees, of whom approximately 7,000 were located in the U.S., 4,500 were located in the U.K. and 8,500 were located in Australia. Of the Company’s employees, approximately 5,000 were represented by various employee unions. The contracts with such unions will expire during various times over the next several years. The Company believes its current relationships with employees are generally good.
Explanatory Note Regarding Certain Metrics
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
Paid Subscribers
A paid subscriber to the Company’s OTT services is one for which the Company recognized subscription revenue. A subscriber ceases to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
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
The ongoing novel coronavirus (COVID-19) pandemic and other similar epidemics, pandemics or widespread health crises could have a material adverse effect on the Company’s business, results of operations, cash flows and financial position.
The ongoing COVID-19 outbreak and other similar epidemics, pandemics or widespread health crises, and the resulting responses of governments, businesses and consumers, could have a material adverse effect on the Company’s business, results of operations, cash flows and financial position. The COVID-19 pandemic has led to the implementation of unprecedented and wide-ranging measures by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of the virus, including quarantines, shelter-in-place and other social distancing orders, event cancellations, travel restrictions, school shutdowns and orders for many businesses to curtail or cease normal operations. The impact of the COVID-19 pandemic and measures to prevent its spread have, in turn, created significant economic volatility, uncertainty and disruption and have subjected the Company’s businesses to a number of risks, including, but not limited to, the following:
•Lower revenue and profitability. Advertising revenues have been, and are expected to continue to be, adversely impacted by the recent economic downturn resulting from the COVID-19 pandemic and reduced spending by advertisers, particularly in the travel, retail, entertainment and real estate industries. Business curtailments, closures and other operational changes and shelter-in-place orders have also caused, and may continue to cause, a decline in, among other things, new listing and other Real Estate revenues, sales of print books and newspapers, live journalism event revenues and commercial subscription revenues and new subscriber acquisitions at the Subscription Video Services segment. Subscription revenues from broadcast and Kayo subscribers in the Subscription Video Services segment have also been, and may continue to be, adversely affected by the cancellation or postponement of sports events for which the Company has broadcast rights and other disruptions in the creation and availability of film and television programming caused by COVID-19. In addition, profitability in future periods may be adversely impacted even though some previously postponed events have restarted, as the Company has resumed recognizing programming amortization expense for those events but may not generate sufficient incremental subscription and advertising revenues to offset these costs and compensate for prior losses. It is possible in some cases that revenue and/or profitability may not return to pre-pandemic levels.
While the Company has seen growth in some areas of its business during the COVID-19 pandemic, including digital   subscribers at its newspaper businesses and e-book sales at its Book Publishing segment, driven in part by the current news environment and other pandemic-related circumstances, this growth may not be sustainable, particularly in the event of a prolonged economic downturn.
•Disruptions in the Company’s supply chain. The Company’s supply chain, including its printing facilities, as well as the printing, manufacturing and other facilities and operations of its third-party suppliers and vendors, may be disrupted by facility closures, reductions in operating hours, labor shortages and changes in operating procedures. Similarly, the COVID-19 pandemic may negatively affect the Company’s distribution and logistics providers’ ability to operate or increase their operating costs. Economic disruption and uncertainty may also cause the Company’s suppliers, vendors and distribution and logistics providers to experience financial difficulties and result in volatility in paper and other input costs. These supply chain effects may have an adverse effect on the Company’s ability to meet consumer demand and could result in an increase in its costs of production and distribution.
•Efforts to address and mitigate the adverse impacts of COVID-19 may not be successful and may result in the incurrence of costs and/or negatively impact the Company’s revenues. The Company is devoting substantial time and resources to addressing and mitigating the effect of COVID-19. These efforts, including operational changes, measures to reduce variable costs and the implementation of cost-savings initiatives across its businesses, may divert resources and the attention of the Company’s senior management from other aspects of the Company’s operations, including previously planned initiatives. Operational changes and cost containment measures such as workforce reductions and the shift to digital-only editions for certain local Australian newspapers have caused, and may continue to cause, the Company to incur restructuring and other costs, while business support measures, including re-list and re-upgrade offers for new listings and price concessions at the Digital Real Estate Services segment, have adversely affected, and may continue to adversely affect, revenues. There can be no assurance that any efforts taken by the Company to address and/or mitigate the impact of COVID-19 will be successful or substantially offset declines in revenues.
•Adverse Workforce Impacts. The Company’s operations may be adversely affected if a substantial number of employees or key personnel become ill or are quarantined as a result of COVID-19. The Company has instituted remote working arrangements for a substantial majority of its employees in order to protect their well-being and comply with applicable regulations and guidance. However, there is no certainty that such measures will mitigate the risks posed by COVID-19, and an extended period of remote work arrangements could strain the Company’s business continuity plans, introduce operational risk, including but not limited to cybersecurity risks or risks to the effectiveness of the Company’s internal controls, and adversely affect the Company’s productivity and ability to manage its business and perform critical functions.
The ultimate impact of the COVID-19 pandemic, including the extent of adverse impacts on the Company’s business, results of operations, cash flows and financial condition, will depend on, among other things, the severity, duration, spread and any reoccurrence of the pandemic, the impact of governmental actions and business and consumer behavior in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak and prevent or limit any reoccurrence, the resulting global economic conditions and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted. The evolving and uncertain nature of this situation makes it challenging for management to estimate the future performance of the Company’s business, including the supply and demand for the Company’s products and services, its cash flows, its advertising revenues, the impact on the delivery of programming and associated payments and the collectability of receivables. However, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the Company’s business and results of operations, as described above, and could have a material adverse impact on the Company’s business, results of operations, cash flows and financial condition, particularly over the near to medium term. Any such adverse impact or any continued weakness in economic conditions and/or further disruptions in the global financial and capital markets could in turn make it more difficult for certain of the Company’s operating subsidiaries to comply with the financial and other covenants relating to their existing indebtedness, impact the availability and cost of additional financing, lead to significant and adverse exchange rate fluctuations, result in additional impairments in the value of the Company’s assets and additional valuation allowances on the Company’s deferred tax assets or cause further declines in the Company’s stock price. In addition, the COVID-19 pandemic will amplify many of the other risk factors disclosed elsewhere in this “Item 1A. Risk Factors.”
The Company Operates in a Highly Competitive Business Environment, and its Success Depends on its Ability to Compete Effectively.
The Company faces significant competition from other sources of news, information and entertainment, including both traditional and new content providers. This competition continues to intensify as a result of rapid changes in technologies, platforms and business models, and the Company may be adversely affected if consumers or customers migrate to other alternatives. For example, advertising and circulation revenues at the Company’s newspaper businesses may continue to decline, reflecting consumers’ increasing reliance on a variety of content providers and platforms, including search engines, news aggregation websites, social media networks and customized news feeds, for the delivery of news and information, often without charge. In addition, due to the increased availability of high-speed internet access and developments in content distribution platforms that enable streaming and downloading of programming, consumers are now more readily able to watch internet-delivered content through an increasing variety of providers. These providers include IPTV and SVOD services, such as Fetch TV, Netflix, Stan and Amazon Prime Video, streaming services offered through digital media providers, such as YouTube and Facebook, as well as programmers and distributors, such as CBS, Disney and the FTA networks, that provide content, including smaller, lower-cost or free programming packages, directly to consumers over the internet. The increasing number of choices available to consumers for video content, many of which provide original or exclusive content, has caused some of the subscribers to the Company’s pay-TV services to disconnect their services, downgrade to smaller, less expensive programming packages or purchase certain services from other providers, and this may continue. This trend has adversely affected, and may continue to adversely affect, both the Company’s subscription revenue and, in turn, advertisers’ willingness to purchase television advertising from the Company, as well as increase subscriber acquisition, retention and other costs.
In order to compete effectively, the Company must differentiate and distinguish its brands and their associated products and services and anticipate and adapt to changes in consumer and customer needs, tastes and behaviors, which in turn, depends on many factors both within and beyond its control. For example, the Company relies on brand awareness and acceptance of the high-quality differentiated content in its newspapers, book titles, pay-TV programming and radio stations, as well as its wide array of digital products and services, in order to retain and grow its audiences, consumers and subscribers. However, consumer tastes change frequently and are difficult to predict, and when faced with a multitude of choices, consumers may place greater value on the convenience and price of content and other products and services than they do on their source, quality or reliability. Online traffic and product purchases are also driven by internet search results, referrals from social media and other platforms and visibility on digital marketplace platforms and in mobile app stores. Search engine results and digital marketplace and mobile app store rankings are based on algorithms that are changed frequently by the owner or operator, and social media and other platforms may also vary their emphasis on what content to highlight for users. Any failure to successfully manage and adapt to these changes across the Company’s businesses, including those affecting how the Company’s content, apps and products are prioritized, displayed and monetized, could impede the Company’s ability to compete effectively by significantly decreasing traffic to the Company’s digital properties, lowering advertiser interest in those properties, increasing costs if free traffic is replaced with paid traffic and lowering product sales and subscriptions or otherwise adversely affecting the Company’s business.
The Company expects to continue to pursue new strategic initiatives and develop new products and services in order to remain competitive, such as its OTT strategy and the migration of subscribers from cable to satellite or internet delivery at its pay-TV business and its referral-based model for its U.S. digital real estate business. The Company has incurred, and may in the future be required to incur, significant capital expenditures, marketing and other costs in order to implement these strategies and develop these new products and services, which may be dilutive to its earnings. There can be no assurance these strategic initiatives, products and services will be successful in the manner or time period the Company expects or that it will realize, in full or in part, the anticipated benefits it expects to achieve. The failure to realize those benefits could have a material adverse effect on the Company’s business, results of operations and financial condition. For example, the Company is targeting a different demographic with its streaming services, which are offered at a lower price point than its traditional broadcast subscription packages. However, if instead those streaming offerings cause broadcast subscribers to disconnect their services or downgrade to smaller, less expensive programming packages, the Company’s revenues may be materially and adversely affected.
Some of the Company’s current and potential competitors may have greater resources, fewer regulatory burdens, better competitive positions in certain areas, greater operating capabilities, greater access to sources of content, data, technology or other services or strategic relationships and/or easier access to financing, which may allow them to respond more effectively to changes in technology, consumer and customer needs and preferences and market conditions. Continued consolidation among competitors in certain industries in which the Company operates may increase these advantages, including through greater scale, financial leverage and/or access to content, data, technology and other offerings. If the Company is unable to compete successfully against existing or future competitors, its business, results of operations and financial condition could be adversely affected.
The Company Must Respond to Evolving Technologies and Changes in Consumer and Customer Needs and Behavior and Continue to Innovate and Provide Useful Products and Services in Order to Remain Competitive.
Technology continues to evolve rapidly, and the resulting changes in consumer and customer needs, behavior and preferences create constant opportunities for new and existing competitors that can quickly render the Company’s products and services less valuable. For example, enhanced internet capabilities and the development of new media channels have led to alternative methods for the delivery, storage and consumption of digital content, including the distribution of news and other content through social networking tools and on mobile and other devices, often without charge, distribution of video content to televisions, computers, tablets and mobile and other devices via streaming and downloading and digital distribution models for books. These developments have driven consumers to expect more control over the convenience and price of content consumption and may, in turn, continue to reduce the demand for the Company’s newspapers, television programs and other products and services and the price consumers are willing to pay for such products and services. Consumption of the Company’s content on new third-party delivery platforms may also lead to loss of distribution and pricing control, loss of a direct relationship with consumers and lower engagement and subscription rates. In addition, other technological developments, such as those allowing consumers to browse incognito or skip, fast forward through or block advertisements or otherwise time-shift viewing, may cause changes in consumer behavior that reduce the Company’s ability to serve advertising based on user data and behaviors or at all, which would adversely affect the attractiveness of the Company’s offerings to advertisers.
Technological developments have in many cases also increased competition by significantly lowering barriers to entry. For example, content providers are now able to compete with the Company’s pay-TV business via direct-to-consumer offerings, as internet streaming capabilities have enabled the disaggregation of content delivery from the ownership of network infrastructure. Other digital platforms and technologies, such as user-generated sites and self-publishing tools, have also reduced the effort and expense of producing and distributing content on a wide scale, allowing digital content providers, customers, suppliers and other third parties to compete with the Company, often at a lower cost. This trend may drive down the price consumers and customers are willing to spend on the Company’s products and services. Additional digital distribution channels, such as online retailers and digital marketplaces, have presented, and may continue to present, challenges to the Company’s business models, including its traditional book publishing model, which could adversely affect sales volume and/or pricing.
The Company must continue to acquire, develop, adopt, upgrade and exploit new and existing technologies to ensure its products and services remain relevant and useful for consumers and customers, are delivered in the manner in which consumers and customers wish to consume them and are offered at competitive prices. The Company may be required to incur significant capital expenditures and other costs in order to respond to new technologies, new and enhanced offerings from its competitors and changes in consumer and customer needs and behavior, and to attract and retain employees with the necessary skill sets and knowledge base. For example, the Company has made, and expects to continue to make investments and incur costs in its pay-TV business as it continues to develop and improve its OTT services, including its Kayo sports streaming service, Foxtel Now and its recently-launched Binge entertainment streaming service. The development of new technologically advanced products is a complex and uncertain process, and there is a risk the Company may not be able to develop and market these opportunities in a timely or cost-effective manner and its responses and strategies to remain competitive, including new product and service offerings, may not be accepted by consumers and customers, generate sufficient revenues to be profitable or be as profitable as existing product and service offerings. The Company’s failure to respond to and develop new technologies, distribution channels and platforms, products and services to take advantage of advancements in technology and the latest consumer and customer needs and preferences could cause its customer, audience and/or user base or its advertisers to decline, in some cases precipitously, and could have a significant adverse effect on its business, asset values, results of operations and financial condition.
A Decline in Customer Advertising Expenditures in the Company’s Newspaper and Other Businesses Could Cause its Revenues and Operating Results to Decline Significantly.
The Company derives substantial revenues from the sale of advertising through its newspapers, digital media properties, cable channels and other pay-TV programming and radio stations. The Company’s ability to generate advertising revenue is dependent on a number of factors, including: (1) demand for the Company’s products and services, (2) audience fragmentation, (3) digital advertising trends, (4) its ability to offer advertising products and formats sought by advertisers, (5) general economic and business conditions, (6) demographics of the customer base, (7) advertising rates, (8) advertising effectiveness and (9) maintaining its brand strength and reputation.
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
The increasing popularity of digital media among consumers as a source of news and other content, and the ability of digital advertising offerings to deliver targeted advertising promptly, has driven a corresponding shift in advertising from traditional channels to digital platforms. Large digital platforms in particular, such as Facebook, Google and Amazon, which have extensive audience reach, audience data and targeting capabilities, have commanded an increasing share of the digital advertising market in recent years, and the Company expects this trend to continue. The shift to digital media has significantly impacted the Company’s print advertising revenues, which have declined in each of its last three fiscal years. New devices and technologies, as well as higher consumer engagement with other forms of digital media such as online and mobile social networking, are also increasing the number of media choices and formats available to audiences, resulting in audience fragmentation and increased competition for advertising. The range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. In addition, in the past, rates have been generally lower for mobile advertising than for desktop advertising. As a result, increasing consumer reliance on mobile devices may add additional pricing pressure. Consequently, the Company’s digital advertising revenue may not be able to replace print advertising revenue lost as a result of the shift to digital consumption.
The digital advertising market also continues to undergo changes that may further impact digital advertising revenues. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audiences at scale play a significant role in the advertising marketplace and have caused and may continue to cause further downward pricing pressure. New third-party delivery platforms may also lead to loss of distribution and pricing control and loss of a direct relationship with consumers. The Company’s digital advertising operations also rely on a small number of significant technologies such as Google’s ad manager which, if interrupted or meaningfully changed, or if the providers leverage their power to alter the economic structure, could adversely impact advertising revenues. In addition, evolving standards for the delivery of digital advertising, as well as the development and implementation of technology and policies that adversely affect the Company’s ability to deliver, target or measure the effectiveness of its advertising, including blocking, changing the location of, or obscuring, the display of advertising on websites and mobile devices, browsing incognito, blocking or deleting cookies and/or the phase-out of browser support for third party cookies, may also negatively impact digital advertising revenues. As the digital advertising market continues to evolve, the Company’s ability to compete successfully for advertising budgets will depend on, among other things, its ability to drive scale, engage and grow digital audiences, collect and leverage better user data, develop new digital advertising products and formats such as branded and other custom content, and video and mobile advertising, and prove the value of its advertising and the effectiveness of the Company’s platforms to its advertising customers, including through more targeted, data-driven offerings.
The Company’s print and digital advertising revenue is also affected generally by overall national and local economic and business conditions, including consumer spending, housing sales, auto sales, unemployment rates and job creation, advertisers’ budgeting and buying patterns, which tend to be cyclical, as well as federal, state and local election and other news cycles. Natural disasters, epidemics, pandemics (including COVID-19) and other widespread health crises or acts of terrorism have led and could continue to lead to greater economic uncertainty and reduced spending by advertisers. In addition, certain sectors of the economy account for a significant portion of the Company’s advertising revenues, including retail, technology and finance. Some of these sectors, such as retail, are more susceptible to weakness in economic conditions and have also been under pressure from business curtailments and closures and other measures implemented in response to the COVID-19 pandemic, as well as increased online competition. A decline in the economic prospects of these and other advertisers or the economy in general could alter current or prospective advertisers’ spending priorities or result in consolidation or closures across various industries, which may reduce the Company’s overall advertising revenue.
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
Competition for popular programming licensed from third parties is intense, and the success of certain of the Company’s operating businesses, including its pay-TV business, depends on, among other things, their ability to obtain and retain rights to desirable programming and certain related elements thereof, such as music rights, that enable them to deliver content to subscribers and audiences in the manner in which they wish to consume it and at competitive prices. The pay-TV industry, including the Company’s pay-TV business, has experienced higher programming costs due to, among other things, (1) increases imposed by sports, entertainment and other programmers when offering new programming or upon the expiration of existing contracts; (2) the carriage of incremental programming, including new services and SVOD programming; and (3) increased competition from other digital media companies, including SVOD providers, for the rights to popular or exclusive content. Certain of the Company’s operating businesses, including its pay-TV business, are party to contracts for sports, entertainment and other programming rights with various third parties, including professional sports leagues and teams, television and motion picture producers and other content providers. These contracts have varying durations and renewal terms, and as they expire, renewals on favorable terms may be sought. In the course of renegotiating these and other agreements as they expire, the financial and other terms of these contracts may change as a result of various reasons beyond the Company’s control, such as changes in the Company’s bargaining power or in the industry, and in order to retain or extend such rights, the Company may be required to increase the value of its offer to amounts that substantially exceed the existing contract costs. Furthermore, third parties may outbid the Company for those rights and/or for any new programming offerings. In addition, as other content providers develop their own competing services, they may be unwilling to provide the Company with access to certain content. For example, professional sports leagues or teams, as well as programmers and distributors such as CBS and Disney, have created and may continue to create their own direct-to-consumer offerings. Further, consolidation among content providers may increase the amount of content that could become unavailable to the Company. The loss of rights may adversely affect the breadth or quality of the Company’s content offerings, including the extent of the sports coverage and the availability of other popular entertainment programming offered by the Company and lead to customer or audience dissatisfaction or, in some cases, loss of customers or audiences, which could, in turn, adversely affect its revenues. In addition, the Company’s business, results of operations and financial condition could be adversely affected if upon renewal, escalations in programming rights costs are unmatched by increases in subscriber and carriage fees and advertising rates. The long-term nature of some of the Company’s content commitments may also limit its flexibility in planning for, or reacting to changes in, business and economic conditions (including COVID-19) and the market segments in which it operates.
Weak Domestic and Global Economic Conditions and Volatility and Disruption in the Financial and Other Markets May Adversely Affect the Company’s Business.
The U.S. and global economies are experiencing economic and market weakness and uncertainty as a result of the ongoing COVID-19 pandemic as well as trade disputes between a number of countries. These conditions have resulted in, among other things, a tightening of, and in some cases more limited access to, the credit and capital markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, lower consumer net worth and a decline in the real estate market. Such weakness and uncertainty and associated market disruptions have often led to broader, prolonged economic downturns that have historically resulted in lower advertising expenditures, lower demand for the Company’s products and services and unfavorable changes in the mix of products and services purchased and have adversely affected the Company’s business, results of operations, financial condition and liquidity. Any continued or recurring economic weakness is likely to have a similar impact on the Company’s business and reduce its circulation and subscription, advertising, real estate, consumer and other revenues and otherwise negatively impact the performance of its businesses. The Company is particularly exposed to certain Australian business risks, including specific Australian legal and regulatory risks, consumer preferences and competition, because it holds a substantial amount of Australian assets and generated approximately 39% of its fiscal 2020 revenues from Australia. As a result, the Company’s business, results of operations and financial condition may be adversely affected by negative developments in the Australian market, including, for example, weakness in the Australian residential real estate market which has led, and may continue to lead, to lower listing volumes at REA Group. The Company also generated approximately 13% of its fiscal 2020 revenues from the U.K., which continues to experience political, regulatory, economic and market uncertainty following its exit from the European Union in January 2020, commonly referred to as “Brexit.” The U.K. is now in a transition period until December 31, 2020 during which the E.U. and the U.K. will negotiate future arrangements regarding trade, finance and other key matters. While the impact of Brexit is difficult to predict, it could significantly affect the fiscal, monetary, political and regulatory landscape, lead other member countries to consider leaving the European Union, result in the diminishment or elimination of barrier-free access between the U.K. and other European Union member states and additional volatility and disruption in the financial and other markets and have an adverse impact on the Company’s businesses in the U.K. and elsewhere.
In addition, further volatility and disruption in the financial markets could make it more difficult and expensive for the Company to obtain financing or refinance its existing indebtedness. These conditions could also impair the ability of those with whom the Company does business to satisfy their obligations to the Company, including as a result of their inability to obtain capital on acceptable terms. Although the Company believes that its cash on hand, operating cash flow and current access to credit and capital markets, including the Company’s revolving credit facility, will give it the ability to meet its financial needs for at least the next 12 months, there can be no assurance that any further volatility and disruption in domestic and global credit and capital markets will not impair the Company’s liquidity or increase its cost of borrowing.
The Company Has Made and May Continue to Make Strategic Acquisitions, Investments and Divestitures That Introduce Significant Risks and Uncertainties.
In order to position its business to take advantage of growth opportunities, the Company has made and may continue to make strategic acquisitions and investments that involve significant risks and uncertainties. These risks and uncertainties include, among others: (1) the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other anticipated benefits, (3) the potential loss of key employees, customers and suppliers, (4) with respect to investments, risks associated with the inability to control the operations of the business, (5) the risk of diverting the attention of the Company’s senior management from the Company’s operations, (6) the risks associated with integrating financial reporting and internal control systems, (7) the difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses, (8) in the case of foreign acquisitions and investments, the impact of specific economic, tax, currency, political, legal and regulatory risks associated with the relevant countries, (9) liabilities, both known and unknown, associated with the acquired businesses or investments, (10) in some cases, increased regulation and (11) in some cases, lower liquidity as a result of the use of cash or incurrence of debt to fund such acquisition or investment. If any acquired business or investment fails to operate as anticipated or an acquired business cannot be successfully integrated with the Company’s existing businesses, the Company’s business, results of operations, financial condition and reputation could be adversely affected, and the Company may be required to record non-cash impairment charges for the write-down of certain acquired assets.
The Company has also divested and may in the future divest certain assets or businesses that no longer fit with its strategic direction or growth targets. Divestitures involve significant risks and uncertainties that could adversely affect the Company’s business, results of operations and financial condition. These include, among others, the inability to find potential buyers on favorable terms, disruption to its business and/or diversion of management attention from other business concerns, loss of key employees, difficulties in separating the operations of the divested business and retention of certain liabilities related to the divested business.
Fluctuations in Foreign Currency Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.
The Company is exposed to foreign currency exchange rate risk with respect to its consolidated debt when the debt is denominated in a currency other than the functional currency of the operations whose cash flows support the ability to repay or refinance such debt. As of June 30, 2020, the Foxtel operating subsidiaries, whose functional currency is Australian dollars, had approximately $350 million aggregate principal amount of outstanding indebtedness denominated in U.S. dollars. The Company’s policy is to hedge against the risk of foreign currency exchange rate movements with respect to this exposure where commercially reasonable. However, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties to those arrangements.
In addition, the Company is exposed to foreign currency translation risk because it has significant operations in a number of foreign jurisdictions and certain of its operations are conducted in currencies other than the Company’s reporting currency, primarily the Australian dollar and the British pound sterling. Since the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on the Company’s earnings when the results of those operations that are reported in foreign currencies are translated into U.S. dollars for inclusion in the Company’s consolidated financial statements, which could, in turn, have an adverse effect on its reported results of operations in a given period or in specific markets. The economic volatility and uncertainty caused by the ongoing COVID-19 pandemic has led to significant and adverse exchange rate fluctuations between the U.S. dollar and both the Australian dollar and the British pound sterling in recent periods. In addition, exchange rates between the U.S. dollar and the British pound sterling are expected to remain volatile due to continued economic and political uncertainty in the U.K. as a result of its failure to secure agreements with the European Union regarding trade, finance and other key matters prior to Brexit.
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
In recent years, there has been a significant rise in the number of cyberattacks on companies’ network and information systems, and such attacks have become more sophisticated, targeted and difficult to detect and prevent against. Activities of this nature may also increase during times of instability, including during the COVID-19 pandemic, as online activity increases and/or operational changes such as remote working are implemented in response. As a result, the risks associated with such an event continue to increase, particularly as the Company’s digital businesses expand. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and incidents, none of which have been material to the Company to date, individually or in the aggregate. However, there is no assurance that there will not be a cybersecurity threat or incident that has a material adverse effect in the future. While the Company and its vendors have developed and implemented security measures and internal controls that are designed to protect personal data, business information, including intellectual property, and other confidential information, to prevent data loss or corruption, and to prevent or detect security breaches, such measures cannot provide absolute security and may not be successful in preventing these events from occurring, particularly given that techniques used to access, disable or degrade service, or sabotage systems change frequently. Additionally, it may be difficult to detect and defend against certain threats and vulnerabilities that can persist over extended periods of time. Any network and information systems-related events could require the Company to expend significant resources to remedy such event. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. While the Company maintains cyber risk insurance, this insurance may not be sufficient to cover all losses from any future breaches of the Company’s systems and does not extend to reputational damage or costs incurred to improve or strengthen systems against future incidents.
A significant failure, compromise, breach or interruption of the Company’s systems, or those of third parties upon which its business relies, could result in a disruption of its operations, including degradation or disruption of service, equipment damage, customer, audience or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations and enforcement actions, lawsuits, remediation costs, a loss of customers, audience, advertisers, business partners or revenues and other financial losses. If any such failure, compromise, breach, interruption or similar event results in improper access to or disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including financial, personal and credit card data, as well as confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy, as well as private individual or class action lawsuits. The Company may also be required to notify certain governmental agencies and/or regulators (including the appropriate EU supervisory authority) about any actual or perceived data security breach, as well as the individuals who are affected by any such incident, within strict time periods. In addition, media or other reports of perceived security vulnerabilities in the Company’s systems or those of third parties upon which its business relies, even if nothing has actually been attempted or occurred, could also adversely impact the Company’s brand and reputation and materially affect its business, results of operations and financial condition.
The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.
As a result of adverse developments in the Company’s industry and challenging market conditions (including as a result of the COVID-19 pandemic), the Company has recognized, and may in the future recognize, impairment charges for write-downs of goodwill, intangible assets, investments and other long-lived assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s results of operations and, in the case of cash restructuring charges, its financial condition. Impairments and restructuring charges may also negatively impact the Company’s taxes, including its ability to deduct certain interest costs. The Company’s management must regularly evaluate the carrying value of goodwill and other intangible assets expected to contribute indefinitely to the Company’s cash flows in order to determine whether, based on projected discounted future cash flows and other market assumptions, the carrying value for such assets exceeds current fair value and the Company should recognize an impairment. In accordance with GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets, including newspaper mastheads, publishing imprints, radio broadcast licenses, trademarks and trade names, publishing rights and customer relationships, during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as prevailing conditions in the business environment, credit and capital markets or the economy generally (including as a result of the COVID-19 pandemic) and actual or projected operating results, require the performance of an interim impairment assessment of those assets, as well as other investments and long-lived assets, or require the Company to engage in any additional business restructurings to address these conditions. For example, the adverse effects of the COVID-19 pandemic or any significant shortfall, now or in the future, in advertising revenue or subscribers, the expected popularity of the programming for which the Company has acquired rights and/or consumer acceptance of new products, including the Company’s new SVOD services, could lead to a downward revision in the fair value of certain reporting units. Any downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or other long-lived assets could result in additional impairments for which non-cash charges would be required, and any such charge could be material to the Company’s reported results of operations. For example, in fiscal 2020, the Company recognized non-cash impairment charges of $1,690 million, primarily due to a $931 million write-down of goodwill and indefinite-lived intangible assets at its Foxtel reporting unit as a result of lower expected broadcast subscribers and the expected negative impact of COVID-19 on advertising, OTT and commercial subscriber revenues in the near term, $410 million of write-downs related to News America Marketing, including $175 million related to the reclassification to assets held for sale, and $292 million in impairments of property, plant and equipment, goodwill and intangible assets identified during the Company's annual impairment assessment. In addition, as of June 30, 2020, the Company had approximately $908 million of goodwill that is at risk for future impairment because the fair values of the corresponding reporting units equaled their respective carrying values. The Company may also incur additional restructuring charges in the future if it is required to further realign its resources in response to significant shortfalls in revenue or other adverse trends.
There Can Be No Assurance That the Company Will Have Access to the Credit and Capital Markets on Terms Acceptable to It, and the Leverage of its Foxtel Operating Subsidiaries Could Limit the Ability of Those Subsidiaries to Access the Credit and Capital Markets and Have Other Adverse Effects.
From time to time the Company expects to access the credit and capital markets to obtain financing or refinance existing indebtedness. Although the Company believes that the sources of capital currently in place, including the Company’s revolving credit facility, will permit the Company to finance its operations for at least the next 12 months on acceptable terms and conditions, the Company’s access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including the ongoing COVID-19 pandemic. The Company’s Foxtel operating subsidiaries have outstanding indebtedness that could limit or prevent them from incurring additional debt or refinancing or otherwise extending the maturities of their existing debt and reduce their flexibility to respond to changing business and economic conditions, including those arising from the pandemic. As of June 30, 2020, the Foxtel operating subsidiaries’ total outstanding indebtedness was $965 million (excluding related party debt), with maturities ranging from fiscal 2023 through fiscal 2025. Factors impacting the Company’s ability to access the credit and capital markets include, but are not limited to the following, a number of which have been adversely impacted by the ongoing COVID-19 pandemic as disclosed elsewhere in this “Item 1A. Risk Factors”: (1) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable; (2) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable; (3) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents (collectively, the “Debt Documents”); (4) the liquidity of the overall credit and capital markets; and (5) the state of the economy. There can be no assurance that the Company will continue to have access to the credit and capital markets on terms acceptable to it.
The Company’s consolidated debt could also have other adverse effects. A portion of the outstanding debt bears interest at variable rates, which exposes the Company to the risk of interest rate fluctuations. If interest rates increase, the applicable debt service obligations will increase, which could reduce available cash flow and make it more difficult to make scheduled debt payments and/or limit the amount of cash available for operations, including investments and capital expenditures. Although the Company hedges a portion of the exposure to these interest rate movements, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties to those arrangements. In addition, the Foxtel operating subsidiaries’ outstanding Debt Documents contain significant financial and operating covenants that may limit their operational and financial flexibility. Subject to certain exceptions, these covenants restrict or prohibit these operating subsidiaries from, among other things, undertaking certain transactions, disposing of certain properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, giving guarantees, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of certain other loans and undergoing fundamental business changes.
These instruments also generally include financial covenants requiring the Foxtel operating subsidiaries to maintain specified net debt to EBITDA and net interest coverage ratios. In the event any of these covenants are breached and such breach results in a default under any of the Foxtel operating subsidiaries’ Debt Documents, the lenders or noteholders, as applicable, may accelerate the maturity of the indebtedness under the applicable Debt Documents, which could result in a default under other outstanding Debt Documents and could have a material adverse impact on the Company’s business, results of operation and financial condition.
The Company’s Business Could Be Adversely Impacted by Changes in Governmental Policy and Regulation.
Various aspects of the Company’s activities are subject to regulation in numerous jurisdictions around the world, and the introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed, and changes in the enforcement of existing laws and regulations in those countries, could have a negative impact on its interests. In addition, laws and regulations vary between local, state, federal and international jurisdictions, and the enforcement of those laws and regulations may be inconsistent and unpredictable. The Company may incur substantial costs or be required to change its business practices in order to comply with applicable laws and regulations and could incur substantial penalties or other liabilities in the event of any failure to comply.
The Company’s Australian operating businesses may be adversely affected by changes in government policy, regulation or legislation, or the application or enforcement thereof, applying to companies in the Australian media industry or to Australian companies in general. This includes:
•anti-siphoning legislation which currently prevents pay-TV providers such as Foxtel from acquiring rights to televise certain listed events (for example, the Olympic Games and certain Australian Rules football and cricket matches) unless:
–national or commercial television broadcasters have not obtained these rights 26 weeks before the start of the event;
–the rights are held by commercial television licensees whose television broadcasting services cover more than 50% of the Australian population; or
–the rights are held by one of Australia’s two major government-funded broadcasters;
•other parts of the Broadcasting Services Act that regulate ownership interests and control of Australian media organizations. Such legislation may have an impact on the Company’s ownership structure and operations and may restrict its ability to take advantage of acquisition or investment opportunities; and
•the Telecommunications Act and associated Codes, which apply various consumer protection regimes to Foxtel as a telecommunications service provider.
The Company’s business activities are also subject to various laws and regulations in the United States and internationally governing the collection, use, sharing, protection and retention of personal data, which have implications for how such data is managed. Many of these laws and regulations are increasingly complex and continue to evolve, and substantial uncertainty surrounds their scope and application. Moreover, data privacy and security laws may potentially conflict from jurisdiction to jurisdiction. Complying with these laws and regulations could be costly and resource-intensive, require the Company to change its business practices, or limit or restrict aspects of the Company’s business in a manner adverse to its business operations, including by inhibiting or preventing the collection of information that would enable it to provide more targeted, data-driven advertising offerings. The Company’s failure to comply, even if inadvertent or in good faith, or as a result of a compromise, breach or interruption of the Company’s systems by a third party, could result in exposure to enforcement by U.S. federal, state or local or foreign governments or private parties, as well as significant negative publicity and reputational damage. Examples of such laws include the European Union’s GDPR and the UK DPA, each of which expands the regulation of personal data processing throughout the European Union and the U.K., respectively, and significantly increases maximum penalties for non-compliance, and California’s CCPA, which went into effect on January 1, 2020 and established certain transparency rules and puts greater restrictions on the collection, use and sharing of personal information of California residents. See “Governmental Regulation—Data Privacy and Security” for more information. Finally, because some of the Company’s products and services are available on the internet, it may be subject to laws or regulations exposing it to liability or compliance obligations even in jurisdictions where the Company does not have a substantial presence.
In addition, the Company’s newspaper publishing businesses in the U.K. are subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press. Following the inquiry, the U.K. Government established a Press Recognition Panel responsible for approving and monitoring a new press regulatory body. Publishers who are not members of an approved regulator, including the Company, may be subject to exemplary damages in privacy and libel cases and, if Section 40 of the Crime and Courts Act 2013 is commenced, the payment of costs for both parties in libel actions in certain circumstances. The majority of the U.K. press, including News UK, has established an alternative regulator, the Independent Press Standards Organisation, or IPSO. IPSO, which has indicated that it does not intend to seek approval by the Press Recognition Panel, has powers to impose burdens on its print media members in the U.K. These powers, which include the ability to impose fines of up to £1 million for systemic breaches of IPSO’s Editor’s Code of Practice, may result in competitive disadvantages versus other forms of media and may increase the costs of regulatory compliance.

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
Adverse Results from Litigation or Other Proceedings Could Impact the Company’s Business Practices and Operating Results.
From time to time, the Company is party to litigation, as well as to regulatory and other proceedings with governmental authorities and administrative agencies, including with respect to antitrust, tax, data privacy and security, intellectual property, employment and other matters. See “Item 3. Legal Proceedings” and Note 17 to the Financial Statements for a discussion of certain matters. The outcome of these matters and other litigation and proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages, injunctive relief or settlement costs that could adversely affect the Company’s results of operations or financial condition as well as the Company’s ability to conduct its business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel, and other factors.
The Company Could Be Subject to Significant Additional Tax Liabilities, which Could Adversely Affect its Operating Results and Financial Condition.
The Company is subject to taxation in U.S. federal, state and local jurisdictions and various non-U.S. jurisdictions, including Australia and the U.K. The Company’s effective tax rate is impacted by the tax laws, regulations, practices and interpretations in the jurisdictions in which it operates and may fluctuate significantly from period to period depending on, among other things, the geographic mix of the Company’s profits and losses, changes in tax laws and regulations or their application and interpretation, the outcome of tax audits and changes in valuation allowances associated with the Company’s deferred tax assets. The Company may be required to record additional valuation allowances if, among other things, adverse economic conditions, including those caused by COVID-19, negatively impact the Company’s ability to realize its deferred tax assets. Evaluating and estimating the Company’s tax provision, current and deferred tax assets and liabilities and other tax accruals requires significant management judgment, and there are often transactions for which the ultimate tax determination is uncertain.
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
The Organization for Economic Cooperation and Development continues its program of work to develop a consensus solution in relation to its Base Erosion and Profit Shifting Action 1, addressing the Tax Challenges of the Digitalization of the Economy. The outcome of this program may change various aspects of the existing framework under which the Company’s tax obligations are determined in countries in which it does business. Several foreign jurisdictions have separately introduced new digital services taxes on revenue of companies that provide certain digital services. While the unilateral digital services taxes in force in countries to date, including the U.K., have had limited impact on the Company’s overall tax obligations, the Company continues to monitor proposals for new digital services taxes in various countries. There is limited guidance about the applicability of these new taxes to the Company’s businesses and significant uncertainty as to what type of digital services will be deemed in scope. If these new taxes are applied to the Company’s revenue in these foreign jurisdictions, it could have an adverse impact on its business and financial performance.
Theft of the Company’s Content, including Digital Piracy and Signal Theft, may Decrease Revenue and Adversely Affect the Company’s Business and Profitability.
The Company’s success depends in part on its ability to maintain and monetize the intellectual property rights in its content, and theft of its brands, programming, digital content, books and other copyrighted material affects the value of its content. Developments in technology, including the wide availability of higher internet bandwidth and reduced storage costs, increase the threat of content piracy by making it easier to stream, duplicate and widely distribute pirated material, including from other less-regulated countries into the Company’s primary markets. COVID-19 may increase incentives and opportunities to access content in unauthorized ways if the resulting economic weakness persists and/or as consumers spend more time at home. The Company seeks to limit the threat of content piracy by preventing unauthorized access to its content through the use of programming content encryption, signal encryption and other security access devices and digital rights management software, as well as by obtaining site blocking orders against pirate streaming and torrent sites and a variety of other actions, both individually and, in some instances, together with industry associations. However, these efforts may be costly and are not always successful, particularly as infringers continue to develop tools that undermine security features and enable the cloaking of online identities, and the Company cannot ensure that it will be able to reduce or control theft of its content. The proliferation of unauthorized use of the Company’s content may have an adverse effect on its business and profitability by reducing the revenue that the Company could receive from the legitimate sale and distribution of its content. Moreover, protection of the Company’s intellectual property rights is dependent on the scope and duration of its rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed and enforced. If those laws are drafted or interpreted in ways that limit the extent or duration of the Company’s rights, or if existing laws are changed or not effectively enforced, the Company’s ability to generate revenue from its intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. In addition, the failure of legal and technological protections to evolve as piracy and associated technological tools become more sophisticated could make it more difficult for the Company to adequately protect its intellectual property, which could, in turn, negatively impact its value and further increase the Company’s enforcement costs.
The Company’s Pay-TV Business Depends on a Single or Limited Number of Suppliers for Certain Key Products and Services, and Any Reduction or Interruption in the Supply of These Products and Services or a Significant Increase in Price Could Have an Adverse Effect on the Company’s Business, Results of Operations and Financial Condition.
The Company’s pay-TV business depends on a single or limited number of third party suppliers to supply certain key products and services necessary to provide its pay-TV services. In particular, the Company depends on Optus to provide all of its satellite transponder capacity, and ARRIS and Technicolor are the Company’s sole suppliers of satellite set-top boxes and the Foxtel Now box, respectively. If any of these suppliers breaches or terminates its agreement with the Company or otherwise fails to perform its obligations in a timely manner, experiences operating or financial difficulties, is unable to meet demand due to component shortages, insufficient capacity or otherwise, significantly increases the amount the Company pays for necessary products or services or ceases production of any necessary product, the Company’s business, results of operations and financial condition may be adversely affected.
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
In its fiscal year ended June 30, 2020, approximately 59% of the Company’s revenues were derived outside the U.S., and the Company is focused on expanding the international scope of its operations. There are risks inherent in doing business internationally and other risks may be heightened, including (1) issues related to managing international operations; (2) economic uncertainties and volatility in local markets and political or social instability; (3) the impact of catastrophic events in relevant jurisdictions (including natural disasters, epidemics, pandemics (including COVID-19) and other widespread health crises or acts of terrorism); (4) compliance with foreign tax regimes and potentially adverse changes in tax laws and regulations; (5) compliance with international laws and regulations, including foreign ownership restrictions and data privacy requirements such as the GDPR; (6) compliance with anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the UK Bribery Act; (7) restrictions on repatriation of funds and foreign currency exchange; (8) compliance with local labor laws and regulations; and (9) regulatory or governmental action against the Company’s products and services, including censorship or other restrictions on access, expulsion of journalists or other employees and retaliatory actions, including as a result of trade and other disputes with the U.S. For example, Brexit may continue to adversely affect, among other things, economic and market conditions in the U.K.

and the European Union, create uncertainty around doing business in the U.K. and result in additional costs and compliance obligations, including with respect to tariffs and other trade barriers, data protection and transfer, tax rates and the recruitment and retention of employees. Events or developments related to these and other risks associated with the Company’s international operations could result in reputational harm and have an adverse impact on the Company’s business, results of operations, financial condition and prospects. Challenges associated with operating globally may increase as the Company continues to expand into geographic areas that it believes represent the highest growth opportunities.
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
The Company’s businesses rely on a combination of trademarks, trade names, copyrights, patents, domain names, trade secrets and other proprietary rights, as well as licenses and other contractual arrangements, including licenses relating to sports programming rights, set-top box technology and related systems, the NAR License and the Fox Licenses, to establish, obtain and protect the intellectual property and brand names used in their businesses. The Company believes its proprietary trademarks, trade names, copyrights, patents, domain names, trade secrets and other intellectual property rights are important to its continued success and its competitive position. However, the Company cannot ensure that these intellectual property rights or those of its licensors and suppliers will be enforced or upheld if challenged or that these rights will protect the Company against infringement claims by third parties, and effective intellectual property protection may not be available in every country or region in which the Company operates or where its products are available. Efforts to protect and enforce the Company’s intellectual property rights may be costly, and any failure by the Company or its licensors and suppliers to effectively protect and enforce its or their intellectual property or brands, or any infringement claims by third parties, could adversely impact the Company’s business, results of operations or financial condition. Claims of intellectual property infringement could require the Company to enter into royalty or licensing agreements on unfavorable terms (if such agreements are available at all), require the Company to spend substantial sums to defend against or settle such claims or to satisfy any judgment rendered against it, or cease any further use of the applicable intellectual property, which could in turn require the Company to change its business practices or offerings and limit its ability to compete effectively. Even if the Company believes any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from its business. In addition, the Company may be contractually required to indemnify other parties against liabilities arising out of any third party infringement claims.
Any Significant Increase in Newsprint Costs or Disruption in the Company’s Newsprint Supply Chain or Newspaper Printing and Distribution Channels may Adversely Affect the Company’s Business, Results of Operations and Financial Condition.
Newsprint is a significant expense for the Company’s newspaper publishing units. The price of newsprint has historically been volatile, and a number of factors may cause prices to increase, including: (1) the closure and consolidation of newsprint mills or the conversion of newsprint mills to other products or grades of paper, which has reduced the number of newsprint suppliers over the years; (2) the imposition of tariffs or other restrictions on non-U.S. suppliers of paper; (3) an increase in supplier operating expenses due to rising raw material or energy costs or other factors; (4) failure to maintain the Company’s current consumption levels; and (5) the inability to maintain the Company’s existing relationships with its newsprint suppliers. The Company also relies on third party suppliers for deliveries of newsprint and printing and distribution partners to print and distribute its newspapers in some areas. Financial pressures, newspaper industry economics, labor unrest, changes in laws and regulations, transportation issues or other circumstances affecting these third-party suppliers and print and distribution partners, including the impact of the COVID-19 pandemic, could lead to disruptions in the Company’s newsprint supply chain and/or reduced operations or consolidations of third-party print sites and/or distribution routes, which could increase the cost of printing and distributing the Company’s newspapers. Any significant increase in the cost of newsprint, undersupply or significant disruptions in the newsprint supply chain or newspaper printing and distribution channels could have an adverse effect on the Company’s business, results of operations and financial condition.
Damage, Failure or Destruction of Satellites and Transmitter Facilities that the Company’s Pay-TV Business Depends Upon to Distribute its Programming Could Adversely Affect the Company’s Business, Results of Operations and Financial Condition.
The Company’s pay-TV business uses satellite systems to transmit its programming to its subscribers and/or authorized sublicensees. The Company’s distribution facilities include uplinks, communications satellites and downlinks, and the Company also uses studio and transmitter facilities. Transmissions may be disrupted or degraded as a result of local disasters, including extreme weather, power outages, terrorist attacks, cyberattacks or other similar events, that damage or destroy on-ground uplinks or downlinks or studio and transmitter facilities, or as a result of damage to a satellite. Satellites are subject to significant operational and environmental risks while in orbit, including anomalies resulting from various factors such as manufacturing defects and problems with power or control systems, as well as environmental hazards such as meteoroid events, electrostatic storms and collisions with space debris. These events may result in the loss of one or more transponders on a satellite or the entire satellite and/or reduce the useful life of the satellite, which could, in turn, lead to a disruption or loss of video services to the Company’s customers. The Company does not carry commercial insurance for business disruptions or losses resulting from the foregoing events as it believes the cost of insurance premiums is uneconomical relative to the risk. Instead, the Company seeks to mitigate this risk through the maintenance of backup satellite capacity and other contingency plans. However, these steps may not be sufficient, and if the Company is unable to secure alternate distribution, studio and/or transmission facilities in a timely manner, any such disruption or loss could have an adverse effect on the Company’s business, results of operations and financial condition.
The Company is Subject to Payment Processing Risk Which Could Lead to Adverse Effects on the Company’s Business and Results of Operations.
The Company’s customers pay for its products and services using a variety of different payment methods, including credit and debit cards, prepaid cards, direct debit, online wallets and through direct carrier and partner billing. The Company relies on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, delays in receiving payments from payment processors, any failures to comply with, or changes to, rules or regulations concerning payments, loss of payment or billing partners and/or disruptions or failures in, or fraudulent use of or access to, payment processing systems or payment products, the Company’s results of operations could be adversely impacted and it could suffer reputational harm. Furthermore, if the Company is unable to maintain its fraud and chargeback rates at acceptable levels, card networks may impose fines and its card approval rate may be impacted. The termination of the Company’s ability to process payments on any major payment method would adversely affect its business and results of operations.
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
The Market Price of the Company’s Stock May Fluctuate Significantly.
The Company cannot predict the prices at which its common stock may trade. The market price of the Company’s common stock may fluctuate significantly, depending upon many factors, some of which may be beyond its control, including: (1) the

Company’s quarterly or annual earnings, or those of other companies in its industry; (2) actual or anticipated fluctuations in the Company’s operating results; (3) success or failure of the Company’s business strategy; (4) the Company’s ability to obtain financing as needed; (5) changes in accounting standards, policies, guidance, interpretations or principles; (6) changes in laws and regulations affecting the Company’s business; (7) announcements by the Company or its competitors of significant new business developments or the addition or loss of significant customers; (8) announcements by the Company or its competitors of significant acquisitions or dispositions; (9) changes in earnings estimates by securities analysts or the Company’s ability to meet its earnings guidance, if any; (10) the operating and stock price performance of other comparable companies; (11) investor perception of the Company and the industries in which it operates; (12) results from material litigation or governmental investigations; (13) changes in capital gains taxes and taxes on dividends affecting stockholders; (14) overall market fluctuations and general economic conditions; and (15) changes in the amounts and frequency of dividends or share repurchases, if any. The ongoing COVID-19 pandemic has amplified many of the foregoing factors and resulted in additional volatility in the Company’s stock price.
Certain FCC Rules and Regulations and the Separation and Distribution Agreement May Restrict the Company From Acquiring or Owning Certain Types of Assets in the U.S.
The Federal Communications Commission (“FCC”) has promulgated certain rules and regulations that limit the common ownership of radio and television broadcast stations and the common ownership of broadcast stations and newspapers (the “Broadcast Ownership Rules”) and place commercial restrictions on a cable network programmer in which a cable television operator holds an ownership interest (the “Program Access Rules”). In November 2017, the FCC voted to eliminate the Broadcast Ownership Rules, and the order became effective in February 2018. However, in September 2019, a panel of the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) issued an Order vacating the FCC’s order and reinstating the Broadcast Ownership Rules. The FCC’s petition for en banc review was denied in November 2019, following which a mandate reinstating the Broadcast Ownership Rules was issued. The FCC and certain other parties filed Petitions for Writ of Certiorari with the U.S. Supreme Court appealing the Third Circuit’s decision in April 2020 and are awaiting a ruling.
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
The Company’s Restated Certificate of Incorporation and Amended and Restated By-laws contain certain anti-takeover provisions that may make more difficult or expensive a tender offer, change in control, or takeover attempt that is opposed by the Company’s Board of Directors or certain stockholders holding a significant percentage of the voting power of the Company’s outstanding voting stock. In particular, the Company’s Restated Certificate of Incorporation and Amended and Restated By-laws provide for, among other things:
•a dual class common equity capital structure;
•a prohibition on stockholders taking any action by written consent without a meeting;
•special stockholders’ meeting to be called only by the Chief Executive Officer, the Board of Directors, or the holders of not less than 20% of the voting power of the Company’s outstanding voting stock;
•the requirement that stockholders give the Company advance notice to nominate candidates for election to the Board of Directors or to make stockholder proposals at a stockholders’ meeting;
•the requirement of an affirmative vote of at least 65% of the voting power of the Company’s outstanding voting stock to amend or repeal its by-laws;
•vacancies on the Board of Directors to be filled only by a majority vote of directors then in office;
•certain restrictions on the transfer of the Company’s shares; and
•the Board of Directors to issue, without stockholder approval, Preferred Stock and Series Common Stock with such terms as the Board of Directors may determine.
These provisions could discourage potential acquisition proposals and could delay or prevent a change in control of the Company, even in the case where a majority of the stockholders may consider such proposals, if effective, desirable.
In addition, in connection with the Separation, the Company’s Board of Directors adopted a stockholder rights agreement, which it extended in June 2014, June 2015 and again in June 2018. Pursuant to the third amended and restated stockholder rights agreement, each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its Class A Common Stock and Class B Common Stock in the event that a person or group acquires beneficial ownership of 15% or more of the then-outstanding Class B Common Stock without approval of the Company’s Board of Directors, subject to exceptions for persons beneficially owning 15% or more of the Company’s Class B Common Stock immediately following the Separation. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. The rights expire on June 18, 2021, except as otherwise provided in the rights agreement. Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of

August 3, 2020, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of August 3, 2020. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of August 3, 2020. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the third amended and restated stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.
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
United States
The Company’s principal real properties in the U.S. are the following:
(a)The U.S. headquarters of the Company, located at 1211 Avenue of the Americas, New York, New York and the offices of the Company located at 1185 Avenue of the Americas, New York, New York, each of which are subleased from FOX. These spaces include the executive and corporate offices of the Company, the executive and editorial offices of Dow Jones and the editorial offices of the Post;
(b)The leased offices of HarperCollins U.S. in New York, New York;
(c)The leased offices of HarperCollins U.S. in Scranton, Pennsylvania;
(d)The leased printing plant of the Post located in Bronx, New York;
(e)The leased offices of Move in Santa Clara, California;
(f)The office space campus owned by the Company in South Brunswick, New Jersey; and
(g)The leased offices of Opcity in Austin, Texas.
Europe
The Company’s principal real properties in Europe are the following:
(a)The leased headquarters and editorial offices of the London operations of News UK, Dow Jones and HarperCollins at The News Building, 1 London Bridge Street, London, England;
(b)The newspaper production and printing facilities for its U.K. newspapers, which consist of:
1.The leased office space at each of Fleet House, Peterborough, England; Dublin, Ireland; and Glasgow City Centre, Scotland; and
2.The freehold interests in each of a publishing and printing facility in Broxbourne, England and printing facilities in Knowsley, England and North Lanarkshire, Scotland; and
(c)The leased warehouse and office facilities of HarperCollins Publishers Limited in Glasgow, Scotland.

Australia and Asia
The Company’s principal real properties in Australia and Asia are the following:
(a)The Australian newspaper production and printing facilities which consist of:
1.The Company-owned print center and office building in Sydney, Australia at which The Australian, The Daily Telegraph and The Sunday Telegraph are printed and published, respectively;
2.The leased print center and office facility in Melbourne, Australia at which Herald Sun and Sunday Herald Sun are printed and published, respectively;
3.The Company-owned print center and office building in Adelaide, Australia at which The Advertiser and Sunday Mail are printed and published, respectively; and
4.The Company-owned print center and office building in Brisbane, Australia at which The Courier Mail and The Sunday Mail are printed and published, respectively;
(b)The leased headquarters of Foxtel in Sydney, Australia;
(c)The leased corporate offices and call center of Foxtel in Melbourne, Australia;
(d)The leased offices and studios of FOX SPORTS Australia in Sydney, Australia;
(e)The leased corporate offices of REA Group in Melbourne, Australia; and
(f)The leased office space of Dow Jones in Hong Kong.
ITEM 3. LEGAL PROCEEDINGS
The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed below.
News America Marketing
In May 2020, the Company sold its News America Marketing business. In the transaction, the Company retained certain liabilities, including those arising from the legal proceedings with Insignia Systems, Inc. (“Insignia”) and Valassis Communications, Inc. (“Valassis”) described below.
Insignia Systems, Inc.
On July 11, 2019, Insignia filed a complaint in the U.S. District Court for the District of Minnesota against News America Marketing FSI L.L.C. (“NAM FSI”), News America Marketing In-Store Services L.L.C. (“NAM In-Store”) and News Corporation (together, the “NAM Parties”) alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On August 14, 2019, the NAM Parties answered the complaint and asserted a counterclaim against Insignia for breach of contract, alleging that Insignia violated a prior settlement agreement between NAM In-Store and Insignia. On July 10, 2020, each of the NAM Parties and Insignia filed a motion for summary judgment on the counterclaim. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Parties believe they have been compliant with applicable laws and intend to defend themselves vigorously.
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
On December 19, 2013, the NAM Group filed a motion to dismiss the complaint and on March 30, 2016, the District Court dismissed Valassis’s bundling and tying claims. On September 25, 2017, the District Court granted Valassis’s motion to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case which was granted in part and denied in part by the N.Y. District Court on February 21, 2019. The N.Y. District Court found that the NAM Group’s bidding practices were lawful but denied its motion with respect to claims arising out of certain other alleged contracting practices. In addition, the N.Y. District Court also dismissed Valassis’s claims relating to free-standing insert products. On December 20, 2019, the N.Y. District Court granted the NAM Group’s motion to exclude the testimony of Valassis’s sole damages expert, but subsequently clarified that Valassis could seek the court’s permission to prove damages through other evidence. Valassis filed a motion to supplement and amend its expert and pre-trial damages disclosures, which the N.Y. District Court granted on April 24, 2020. On May 8, 2020, the NAM Group filed a motion to reconsider the N.Y. District Court’s April 24, 2020 decision, which Valassis has opposed. A new trial date has not been set, and in light of COVID-19, the conduct of jury trials in the N.Y. District Court is currently suspended until further order of the court. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.
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
The net expense (benefit) related to the U.K. Newspaper Matters in Selling, general and administrative was $8 million, $10 million and $(35) million for the fiscal years ended June 30, 2020, June 30, 2019 and June 30, 2018, respectively. As of June 30, 2020, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $64 million. The amount to be indemnified by FOX of approximately $66 million was recorded as a receivable in Other current assets on the Balance Sheet as of June 30, 2020. The net expense for the fiscal year ended June 30, 2020 and the net benefit for the fiscal year ended June 30, 2018 reflects a $5 million and $46 million impact, respectively, from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from FOX as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
The Company is not able to predict the ultimate outcome or cost of the civil claims. It is possible that these proceedings and any adverse resolution thereof could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition..
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The Nasdaq Global Select Market (“Nasdaq”), its principal market, under the symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A Common Stock and Class B Common Stock are listed and traded on the Australian Securities Exchange (“ASX”) under the symbols “NWSLV” and “NWS,” respectively. As of August 3, 2020, there were approximately 18,000 holders of record of shares of Class A Common Stock and 500 holders of record of shares of Class B Common Stock.
Dividends
For information regarding dividends, see Item 6. “Selected Financial Data” and Note 13—Stockholders' Equity in the accompanying Consolidated Financial Statements.
Issuer Purchases of Equity Securities
In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the fiscal years ended June 30, 2020, 2019 or 2018. Over the life of the program through August 3, 2020, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 3, 2020 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.
The Company did not purchase any of its Class B Common Stock during the fiscal years ended June 30, 2020, 2019 and 2018.
ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” and the other financial information included elsewhere herein.

	For the fiscal years ended June 30,
	2020 (c)	2019 (c)	2018 (c)	2017	2016
	(in millions except per share information)
STATEMENT OF OPERATIONS DATA:
Revenues(a)	$9,008	$10,074	$9,024	$8,139	$8,292
Income (loss) from continuing operations attributable to News Corporation stockholders(b)	(1,269)	155	(1,514)	(738)	164
Net income (loss) attributable to News Corporation stockholders	(1,269)	155	(1,514)	(738)	179
Income (loss) from continuing operations available to News Corporation stockholders—basic	(2.16)	0.27	(2.60)	(1.27)	0.28
Income (loss) from continuing operations available to News Corporation stockholders—diluted	(2.16)	0.26	(2.60)	(1.27)	0.28
Net income (loss) available to News Corporation stockholders per share—basic	(2.16)	0.27	(2.60)	(1.27)	0.30
Net income (loss) available to News Corporation stockholders per share—diluted	(2.16)	0.26	(2.60)	(1.27)	0.30
Cash dividends per share of Class A and Class B Common Stock	0.20	0.20	0.20	0.20	0.20

	As of June 30,
	2020 (c)	2019 (c)	2018 (c)	2017	2016
	(in millions)
BALANCE SHEET DATA:
Cash and cash equivalents	$1,517	$1,643	$2,034	$2,016	$1,832
Total assets(a)	14,261	15,711	16,346	14,552	15,483
Total borrowings(a)	1,259	1,453	1,952	379	372
Redeemable preferred stock	—	—	20	20	20
__________________________
(a)During the fiscal year ended June 30, 2018, News Corp and Telstra Corporation Limited (“Telstra”) combined their respective 50% interests in the Foxtel Group and News Corp’s 100% interest in FOX SPORTS Australia into a new company, NXE Australia Pty Limited (“the Transaction”), which the Company refers to as “Foxtel” for post-Transaction periods. For periods prior to the completion of the Transaction, the Company continues to refer to its equity investment in the Foxtel Group as Foxtel. Following the completion of the Transaction in April 2018, News Corp owns a 65% interest in Foxtel, and Telstra owns the remaining 35%. Consequently, the Company began consolidating the Foxtel Group in the fourth quarter of fiscal 2018. See Note 4—Acquisitions, Disposals and Other Transactions and Note 9—Borrowings in the accompanying Consolidated Financial Statements.

(b)During the fiscal year ended June 30, 2020, the Company recognized non-cash impairment charges of $1,098 million related to goodwill, $203 million related to fixed assets, $194 million related to intangible assets and $195 million primarily related to the classification of its News America Marketing reporting unit to held for sale. See Note 7—Property, Plant and Equipment and Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements.

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

(c)See Notes 4, 5, 6, 7, 8, 9 and 17 in the accompanying Consolidated Financial Statements for information with respect to significant acquisitions, disposals, impairment charges, restructuring charges, borrowings, contingencies and other transactions during fiscal 2020, 2019 and 2018.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, including expected impacts from the ongoing novel coronavirus (“COVID-19”) pandemic and related public health measures, the Company’s strategy and strategic initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those related to COVID-19. More information regarding these risks and uncertainties (many of which may be amplified by COVID-19) and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K (the “Annual Report”). The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the Consolidated Financial Statements of News Corporation and related notes set forth elsewhere in this Annual Report.
Other than for the discussions regarding the Company's new reportable segments, Dow Jones and News Media, the following discussion and analysis omits discussion of fiscal 2018. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for a discussion on fiscal 2018.
INTRODUCTION
News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: digital real estate services, subscription video services in Australia, news and information services and book publishing. During the three months ended June 30, 2020, in connection with the Company's sale of its News America Marketing reporting unit and its annual review of its reportable segments, the Company determined to disaggregate its Dow Jones operating segment as a separate reportable segment in accordance with Accounting Standard Codification (“ASC”) 280, “Segment Reporting.” Previously, the financial information for this operating segment was aggregated with the businesses within the News Media operating segment and, together, formed the News and Information Services reportable segment. Following the sale of its News America Marketing business in the fourth quarter of fiscal 2020 and in conjunction with the Company’s annual budgeting process, the Company determined that aggregation was no longer appropriate as certain of the remaining businesses no longer shared similar economic characteristics. As a result, the Company has revised its historical disclosures to reflect the new Dow Jones and News Media reportable segments for all years presented.
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current fiscal year presentation. Specifically, the Company reclassified the costs associated with certain initiatives previously included within the Other segment to segments directly benefited by these initiatives. For the fiscal year ended June 30, 2019, these reclassifications to Selling, general and administrative were as follows:

	As Reported	Selling, general and administrative reclassification	As Adjusted
	(in millions)
Digital Real Estate Services	(608)	(6)	(614)
Subscription Video Services	(346)	(1)	(347)
Dow Jones	(582)	(4)	(586)
Book Publishing	(327)	(1)	(328)
News Media	(1,135)	(23)	(1,158)
Other	(193)	35	(158)
Selling, general and administrative	(3,191)	—	(3,191)

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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Businesses—This section provides a general description of the Company’s businesses, as well as developments that occurred during the two fiscal years ended June 30, 2020 and through the date of this filing that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the two fiscal years ended June 30, 2020. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. The Company has also presented a discussion of the results of operations on a segment basis for its Dow Jones and News Media segments for the two fiscal years ended June 30, 2019. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed. The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2020 and 2019 each included 52 weeks.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the two fiscal years ended June 30, 2020, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of June 30, 2020.
•Critical Accounting Policies—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2 to the Consolidated Financial Statements summarizes the Company’s significant accounting policies, including the critical accounting policies discussed in this section.
OVERVIEW OF THE COMPANY’S BUSINESSES
The Company manages and reports its businesses in the following six segments:
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.6% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps across Australia and Asia, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, and property portals in Asia. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.
Move is a leading provider of digital real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products as well as its referral-based services. Move also offers a number of professional software and services products, including Top Producer® and ListHub™.
•Subscription Video Services—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in Foxtel (with the remaining 35% interest in Foxtel held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). Foxtel is the largest pay-TV provider in Australia, with nearly 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel offers the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming. Foxtel also operates Foxtel Now, an over-the-top, or OTT, service that provides access across Foxtel's live and on-demand content, Kayo, its sports OTT service, and Binge, its recently launched on-demand entertainment OTT service.

ANC operates the SKY NEWS network, Australia’s 24-hour multi-channel, multi-platform news service. ANC channels are distributed throughout Australia and New Zealand and available on Foxtel and Sky Network Television NZ. ANC also owns and operates the international Australia Channel IPTV service and offers content across a variety of digital media platforms, including web, mobile and third party providers.
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, applications, or apps, for mobile devices, tablets and e-book readers, newsletters, magazines, proprietary databases, live journalism, video and podcasts. Dow Jones’s products, which target individual consumer and enterprise customers, include The Wall Street Journal, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Barron’s and MarketWatch.
•Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 17 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Chip and Joanna Gaines, David Williams, Angie Thomas, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and The Hate U Give.
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes, among other publications, The Australian, The Daily Telegraph, Herald Sun, The Courier Mail and The Advertiser in Australia and The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency. The segment included News America Marketing until the completion of the sale of the business on May 5, 2020.
•Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy Group and costs related to the U.K. Newspaper Matters.
Digital Real Estate Services
The Digital Real Estate Services segment generates revenue through property and property-related advertising and services, including the sale of real estate listing products and referral-based services to agents, brokers and developers, real estate services, display advertising on its residential real estate and commercial property sites and residential property data services to the financial sector. The Digital Real Estate Services segment also generates revenue through licenses of certain professional software products on a subscription basis and fees and commissions from referrals generated through its end-to-end digital property search and financing offering and mortgage broking services. Significant expenses associated with these sites, services and software solutions include development costs, advertising and promotional expenses, hosting and support services, salaries, broker commissions, employee benefits and other routine overhead expenses.
Consumers overwhelmingly turn to the internet and mobile devices for real estate information and services. The Digital Real Estate Services segment’s success depends on its continued innovation to provide products and services that are useful for consumers and real estate, mortgage and financial services professionals and attractive to its advertisers. The Digital Real Estate Services segment operates in a highly competitive digital environment with other real estate and property websites.
Subscription Video Services
The Company’s Subscription Video Services segment consists of (i) its 65% interest in Foxtel and (ii) ANC. Foxtel is the largest pay-TV provider in Australia, delivering nearly 200 channels including the leading sports programming content in Australia. Foxtel generates revenue primarily through subscription revenue as well as advertising revenue.
Foxtel competes for audiences primarily with a variety of other video content providers, such as traditional Free-To-Air (“FTA”) TV operators in Australia, including the three major commercial FTA networks and two major government-funded FTA broadcasters, and new content providers that deliver video programming over the internet. These providers include, Internet Protocol television, or IPTV, and subscription video-on-demand providers such as Fetch TV, Netflix, Stan and Amazon Prime Video; streaming services offered through digital media providers; as well as programmers and distributors that provide content directly to consumers over the internet.

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
Dow Jones
Dow Jones’s products target individual consumers and enterprise customers. Revenue from Dow Jones’s consumer business is derived primarily from circulation, which includes subscription and single-copy sales of its digital and print consumer products, the sale of digital and print advertising, licensing fees for its print and digital consumer content and participation fees for its live journalism events. Circulation revenues are dependent on the content of Dow Jones’s consumer products, prices of its and/or competitors’ products, as well as promotional activities and news cycles. Advertising revenue is dependent on a number of factors, including demand for Dow Jones’s consumer products, general economic and business conditions, including adverse effects resulting from the economic uncertainty created by COVID-19, demographics of the customer base, advertising rates and effectiveness and brand strength and reputation. Advertising revenues are also subject to seasonality, with revenues typically highest in the Company's second fiscal quarter due to the end-of-year holiday season. In addition, the traditional consumer print business faces challenges from alternative media formats and shifting consumer preferences, which have adversely affected, and are expected to continue to adversely affect, both print circulation and advertising revenues. Advertising, in particular, has been impacted by long-term structural movements in advertising spending from print to digital. The increasing range of advertising choices and formats has resulted in audience fragmentation and increased competition. Technologies and policies have also been and will continue to be developed and implemented that may make it more difficult to serve digital advertising based on user data and behaviors or allow users to block advertising on websites and mobile devices, which may impact digital advertising rates or revenues. As a multi-platform news provider, Dow Jones recognizes the importance of maximizing revenues from a variety of media formats and platforms, both in terms of paid-for content and in new advertising models, and continues to invest in its digital and other products, which represent an increasingly larger share of revenues at its consumer business. Smartphones, tablets and similar devices, their related apps and other technologies, provide continued opportunities for Dow Jones to make its content available to a new audience of readers, introduce new or different pricing schemes and develop its products to continue to attract advertisers and/or affect the relationship between content providers and consumers. Dow Jones continues to develop and implement strategies to exploit its content across a variety of media channels and platforms, including leveraging its content through licensing arrangements with third-party distribution platforms and growing its live journalism events business, which has been affected in recent periods by uncertainty, cancellations and postponements caused by COVID-19 and new revenue models for virtual events.
Operating expenses for the consumer business include costs related to paper, production, distribution, third party printing, editorial and commissions. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overheads. The costs associated with printing and distributing newspapers, including paper prices and delivery costs, are key operating expenses whose fluctuations can have a material effect on the results of Dow Jones’s consumer business. The Dow Jones consumer business is affected by the cyclical increases and decreases in the price of paper and other factors that may affect paper prices, including tariffs or other restrictions on non-U.S. paper suppliers. In addition, Dow Jones relies on third parties for much of the printing and distribution of its print products. Long-term structural movements from print to digital and the more immediate economic impacts of COVID-19 present challenges to the financial and operational stability of these third parties which could, in turn, increase the cost of printing and distributing the Company's newspapers.
Dow Jones’s consumer products compete for consumers, audience and advertising with other local and national newspapers, web and app-based media, magazines, social media sources and podcasts, as well as other media such as television, radio stations and outdoor displays. As a result of rapidly changing and evolving technologies, distribution platforms and business models, Dow Jones’s consumer business continues to face increasing competition for both circulation and advertising revenue, including from a variety of alternative news and information sources. These include both paid and free websites, digital apps, news aggregators, blogs, podcasts, search engines, social media networks, digital advertising networks and exchanges, bidding and other programmatic advertising buying channels, as well as other emerging media and distribution platforms, including off-platform distribution of its products.
Dow Jones’s professional information business, which targets enterprise customers, derives revenue primarily from subscriptions to its professional information products. The professional information business serves enterprise customers with products that combine news and information with technology and tools that inform decisions and aid awareness, research and understanding. The success of the professional information business depends on its ability to provide products, services, applications and functionalities that meet the needs of its enterprise customers, who operate in information-intensive and oftentimes highly regulated industries such as finance and insurance. The professional information business must also anticipate and respond to industry trends and regulatory and technological changes.
Significant expenses for the professional information business include development costs, sales and marketing expenses, hosting and support services, royalties, salaries, consulting and professional fees, sales commissions, employee benefits and other routine overhead expenses.
Dow Jones professional information products compete with various information service providers, compliance data providers and global financial newswires, including Reuters News, LexisNexis and Refinitiv, as well as many other providers of news, information and compliance data.
Book Publishing
The Book Publishing segment derives revenues from the sale of general fiction, nonfiction, children’s and religious books in the U.S. and internationally. The revenues and operating results of the Book Publishing segment are significantly affected by the timing of releases and the number of its books in the marketplace. The book publishing marketplace is subject to increased periods of demand during the end-of-year holiday season in its main operating geographies. This marketplace is highly competitive and continues to change due to technological developments, including additional digital platforms, such as e-books and downloadable audiobooks, and distribution channels and other factors. Each book is a separate and distinct product and its financial success depends upon many factors, including public acceptance.
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
News Media
Revenue at the News Media segment is derived primarily from the sale of advertising, circulation and subscriptions, as well as licensing. Adverse changes in general market conditions for advertising, including as a result of the economic uncertainty caused by COVID-19, continue to affect revenues. Advertising revenues at the News Media segment are also subject to seasonality, with revenues typically being highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies. Circulation and subscription revenues can be greatly affected by changes in the prices of the Company’s and/or competitors’ products, as well as by promotional activities and news cycles.
Operating expenses include costs related to paper, production, distribution, third party printing, editorial, commissions and radio sports rights. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead.
The cost of paper is a key operating expense whose fluctuations can have a material effect on the results of the segment. The News Media segment continues to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. The News Media segment’s expenses are affected by the cyclical increases and decreases in the price of paper and other factors that may affect paper prices, including tariffs. The News Media segment’s products compete for readership, audience and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation and subscriptions is based on the content of the products provided, pricing and, from time to time, various promotions. The success of these products also depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising is based upon the reach of the products, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, distribution and quality of consumer demographics.

The News Media segment's traditional print business faces challenges from alternative media formats and shifting consumer preferences. The News Media segment is also exposed to the impact of long-term structural movements in advertising spending, in particular, the move in advertising from print to digital. These alternative media formats could impact the segment’s overall performance, positively or negatively. In addition, technologies and policies have been and will continue to be developed and implemented that may make it more difficult to serve digital advertising based on user data and behaviors or allow users to block advertising on websites and mobile devices, which may impact digital advertising rates or revenues.
As multi-platform news providers, the businesses within the News Media segment recognize the importance of maximizing revenues from a variety of media formats and platforms, both in terms of paid-for content and in new advertising models, and continue to invest in their digital products. Smartphones, tablets and similar devices, their related apps and other technologies, provide continued opportunities for the businesses within the News Media segment to make their content available to a new audience of readers, introduce new or different pricing schemes and develop their products to continue to attract advertisers and/or affect the relationship between content providers and consumers. The businesses within the News Media segment continue to develop and implement strategies to exploit their content across a variety of media channels and platforms.
Other
The Other segment primarily consists of general corporate overhead expenses, the corporate Strategy Group and costs related to the U.K. Newspaper Matters.
Other Business Developments
COVID-19 Impact
COVID-19 is believed to have been first identified in China in late 2019 and has spread globally. The rapid spread has resulted in authorities implementing numerous measures to try to contain the virus, including quarantines, shelter-in-place and other social distancing orders, event cancellations, travel restrictions, school shutdowns and orders for many businesses to curtail or cease normal operations. The impact of COVID-19 and measures to prevent its spread have created significant economic volatility, uncertainty and disruption and have affected, and are continuing to affect, the Company’s businesses in a number of ways. These impacts began to materialize toward the end of the third fiscal quarter, continued into the fourth fiscal quarter and had a material impact on the Company’s results of operations for the fiscal year ended June 30, 2020. While the Company expects the impacts to continue into fiscal 2021, the rate and magnitude are expected to slow to the extent containment measures in its primary operating geographies become more relaxed over time. However, recent spikes in infections in a number of jurisdictions have caused governments to reassess the easing of social distancing measures and business curtailments and closures and may cause governmental agencies to impose previous restrictions, which could, in turn, delay expected improvements in the economy and the Company’s business. As of the date of this filing, the Company has observed the following effects on its businesses:
Digital Real Estate Services: The real estate markets in Australia, Asia and the U.S. have been, and may continue to be, negatively impacted as a result of social distancing measures, business closures and economic uncertainty resulting from COVID-19. Weakness in new listing volumes, lower transaction volume and other adverse effects, as well as measures the Company has taken to support its customers, including re-list and re-upgrade offers for new listings and price concessions, have adversely affected and may continue to adversely affect revenues. Although residential real estate activity has increased in recent months, including higher listing volumes in Australia and improved lead volume in the U.S., real estate markets are expected to remain volatile while COVID-19 is ongoing, particularly as governments in Australia and the U.S. have reimposed various restrictions. During the fourth quarter of fiscal 2020, the Company continued to see strong user traffic at its primary online properties.
Subscription Video Services: The cancellation or postponement of sports events for which the Company has broadcast rights resulted in fewer subscribers to its sports services beginning in March 2020, including Kayo, which, in turn, has adversely affected and may continue to adversely affect subscription revenue from broadcast and Kayo subscribers and, together with adverse economic conditions, have negatively impacted and are expected to continue to adversely impact advertising revenue. However, the Company began to see subscribers return to its sports services during the fourth quarter as a number of live sports resumed across Australia, including a significant increase in Kayo subscribers. The Company has resumed recognizing programming amortization expense for those events that have restarted, and expects to recognize approximately $55 million of additional sports programming rights costs in fiscal 2021 that were deferred from fiscal 2020. Profitability in future periods may be adversely impacted if the Company does not generate sufficient incremental subscription and advertising revenues to offset these costs and compensate for prior losses. In addition, the closures of pubs and clubs and lower occupancy at hotels throughout Australia have adversely impacted and are expected to continue to adversely impact commercial subscription revenues; however the Company has seen the gradual recovery of commercial subscribers which remains dependent on the easing of government restrictions and social distancing measures.
As a result of the cancellation or postponement of sports events, the Company renegotiated its existing agreements with certain affected sports leagues to reflect the modified scheduling of sports events and cost concessions and expects to save an estimated A$180 million in sports programming costs over the next three fiscal years as a result. While a number of sports have resumed play, any future postponement of sports events for which the Company has broadcast rights will cause a deferral of the recognition of the associated programming amortization expense for the period in which no live games are being played.
Dow Jones: Advertising and single-copy sales revenues in the segment have been, and are expected to continue to be, adversely affected as a result of business closures, social distancing measures and economic uncertainty resulting from COVID-19. Live journalism events also continue to be impacted by uncertainty, cancellations and postponements caused by travel restrictions, social distancing measures and economic uncertainty resulting from COVID-19; however, the Company is developing new revenue models around virtual events in response to the current environment. The Company has seen increases in digital paid subscriptions at The Wall Street Journal, as well as digital audience gains at Dow Jones’s online properties.
Book Publishing: Sales have been adversely affected by shipping restrictions and delays imposed by online retailers, as well as closures of, and operational restrictions on, brick-and-mortar retail stores. The impact of such restrictions has diminished in recent months as governmental restrictions and shelter in place orders have been gradually reduced. The Company has also seen an increase in sales of digital formats of its titles, which remain readily available from online retailers.
News Media: Advertising and single-copy sales revenues in the segment have been, and are expected to continue to be, adversely affected as a result of business closures, social distancing measures and economic uncertainty resulting from COVID-19. However, the Company has seen increases in digital paid subscribers, including at the The Times, The Sunday Times and The Australian, as well as digital audience gains at online versions of its news properties.
The Company has taken various steps to mitigate the impact of COVID-19, including reducing variable costs and implementing cost-savings initiatives across its businesses such as significant reductions and/or deferrals in discretionary spending, non-essential capital expenditures and headcount and permanently transitioning certain newspaper operations to digital-only. The Company expects to benefit from these cost-savings initiatives in future periods, including an estimated $100 million of cost reductions at Foxtel in fiscal 2021, net of the $55 million increase in sports rights costs described above. The Company is also implementing a shared services program to centralize a number of its functional areas. While it is still evaluating the cost savings opportunity from this program and the upfront investment required, the Company expects to recognize annualized cost savings of at least $100 million beginning in fiscal 2022.
The ultimate impact of COVID-19, including the extent of adverse impacts on the Company’s business, results of operations, cash flows and financial condition, will depend on, among other things, the severity, duration, spread and any reoccurrence of COVID-19, the impact of governmental actions and business and consumer behavior in response to COVID-19, the effectiveness of actions taken to contain or mitigate the outbreak and prevent or limit any reoccurrence, the resulting global economic conditions and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted. The evolving and uncertain nature of this situation makes it challenging for management to estimate the future performance of the Company’s businesses, including the supply and demand for the Company’s products and services, its cash flows, its advertising revenues, the impact on the delivery of programming and associated payments and the collectability of receivables. For additional information regarding risks related to COVID-19, please see “The ongoing novel coronavirus (COVID-19) pandemic and other similar epidemics, pandemics or widespread health crises could have a material adverse effect on the Company’s business, results of operations, cash flows and financial position.” in Part I, Item 1A. of this Form 10-K.
Sale of News America Marketing
On May 5, 2020, the Company sold its News America Marketing business, a reporting unit within its News Media segment (the “Disposition”). The aggregate purchase price for the Disposition consists of (a) up to approximately $235 million, comprised of (i) $50 million in cash at closing, subject to working capital and other adjustments, less cash reinvested to acquire a 5% equity interest in the business at closing, and (ii) additional deferred cash payments payable on or before the fifth anniversary of closing in an aggregate amount of between $125 million and approximately $185 million, depending on the timing of such payments, and (b) a warrant to purchase up to an additional 10% equity interest in the business, which is exercisable on or prior to the seventh anniversary of closing. In the Disposition, the Company retained certain liabilities relating to News America Marketing, including those arising from its ongoing legal proceedings with Valassis Communications, Inc. and Insignia Systems, Inc. See Note 17—

Commitments and Contingencies in the accompanying Consolidated Financial Statements. See Note 4—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements for additional information.
Sale of Unruly
In January 2020, the Company sold Unruly to Tremor International Ltd (“Tremor”) for approximately 7% of Tremor’s outstanding shares. The Company agreed not to sell the Tremor shares for a period of 18 months after closing. At closing, the Company and Tremor entered into a three year commercial arrangement which granted Tremor the exclusive right to sell outstream video advertising on all of the Company’s digital properties in exchange for a total minimum revenue guarantee for News Corp of £30 million. See Note 4—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements for additional information.
Fiscal 2019
In October 2018, the Company acquired Opcity Inc. (“Opcity”), a market-leading real estate technology platform that matches qualified home buyers and sellers with real estate professionals in real time. The total transaction value was approximately $210 million, consisting of approximately $182 million in cash, net of $7 million of cash acquired, and approximately $28 million in deferred payments and restricted stock unit awards for Opcity’s founders and qualifying employees, which is being recognized as compensation expense over the three years following the closing. Included in the cash amount was approximately $20 million that is being held back to satisfy post-closing claims. The acquisition broadens realtor.com®’s lead generation product portfolio, allowing real estate professionals to choose between traditional lead products or a referral-based model that provides highly vetted, transaction-ready leads. Opcity is a subsidiary of Move, and its results are included within the Digital Real Estate Services segment.
In addition to the acquisition noted above, the Company used $26 million of cash for additional acquisitions during fiscal 2019, primarily relating to Racing Internet Services (“Racenet”) and Medium Rare Content Agency (“Medium Rare”), an integrated content agency. Racenet and Medium Rare are subsidiaries of News Corp Australia and the results of each are included within the News Media segment.
Results of Operations—Fiscal 2020 versus Fiscal 2019
The following table sets forth the Company’s operating results for fiscal 2020 as compared to fiscal 2019.

	For the fiscal years ended June 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$3,857	$4,104	$(247)	(6)%
Advertising	2,193	2,738	(545)	(20)%
Consumer	1,593	1,679	(86)	(5)%
Real estate	862	908	(46)	(5)%
Other	503	645	(142)	(22)%
Total Revenues	9,008	10,074	(1,066)	(11)%
Operating expenses	(5,000)	(5,639)	639	11%
Selling, general and administrative	(2,995)	(3,191)	196	6%
Depreciation and amortization	(644)	(659)	15	2%
Impairment and restructuring charges	(1,830)	(188)	(1,642)	**
Equity losses of affiliates	(47)	(17)	(30)	**
Interest expense, net	(25)	(59)	34	58%
Other, net	9	33	(24)	(73)%
(Loss) income before income tax expense	(1,524)	354	(1,878)	**
Income tax expense	(21)	(126)	105	83%
Net (loss) income	(1,545)	228	(1,773)	**
Less: Net loss (income) attributable to noncontrolling interests	276	(73)	349	**
Net (loss) income attributable to News Corporation stockholders	$(1,269)	$155	$(1,424)	**

________________________
** not meaningful
Revenues—Revenues decreased $1,066 million, or 11%, for the fiscal year ended June 30, 2020 as compared to fiscal 2019. The decrease was largely driven by lower revenues at the News Media segment of $606 million, primarily due to lower revenues from News America Marketing of $246 million driven mainly by the sale of the business in the fourth quarter of fiscal 2020, continued weakness in the print advertising market, which was further exacerbated by COVID-19, the $91 million negative impact of foreign currency fluctuations and the absence of the $48 million benefit related to News UK’s exit from the partnership for Sun Bets in the first quarter of fiscal 2019, partially offset by price increases and digital subscriber growth across key mastheads. Revenues at the Subscription Video Services segment decreased by $318 million, primarily due to the $126 million negative impact of foreign currency fluctuations and lower subscription revenues resulting from fewer broadcast subscribers and changes in the subscriber package mix, partially offset by $44 million of higher revenues from OTT products, primarily Kayo. Revenues at the Digital Real Estate Services and Book Publishing segments decreased $94 million and $88 million, respectively, while revenues at the Dow Jones segment increased $41 million. COVID-19 had an estimated $370 million negative impact on consolidated revenues for the fiscal year ended June 30, 2020. The impact represents the Company’s best estimate based on historical trends in operating performance and known identifiable impacts.
The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $275 million, or 3%, for the fiscal year ended June 30, 2020 as compared to fiscal 2019. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying the results for each quarter in the current period by the difference between the average exchange rate for that quarter and the average exchange rate in effect during the corresponding quarter of the prior year and totaling the impact for all quarters in the current period.
Operating expenses—Operating expenses decreased $639 million, or 11%, for the fiscal year ended June 30, 2020 as compared to fiscal 2019. The decrease was largely due to lower operating expenses at the News Media segment of $358 million, primarily due to the sale of News America Marketing, cost savings initiatives, the $50 million positive impact of foreign currency fluctuations, lower newsprint, production and distribution costs and the $22 million impact from the settlement of certain warranty-related claims pertaining to previously incurred and ongoing repairs and maintenance costs for News UK’s printing business. The decrease was also due to lower operating expenses at the Subscription Video Services segment of $256 million, primarily due to the $78 million positive impact of foreign currency fluctuations, lower sports and entertainment programming costs and lower transmission costs. Operating expenses at the Book Publishing segment decreased $40 million. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $138 million, or 2%, for the fiscal year ended June 30, 2020 as compared to fiscal 2019.
Selling, general and administrative—Selling, general and administrative expenses decreased $196 million, or 6%, for the fiscal year ended June 30, 2020 as compared to fiscal 2019. The decrease in Selling, general and administrative for the fiscal year ended June 30, 2020 was primarily due to lower expenses of $119 million at the News Media segment, driven by the $41 million positive impact of foreign currency fluctuations, cost savings initiatives, the absence of costs associated with the sale of certain local radio stations in the U.K. in fiscal 2019 and the absence of costs resulting from the sale of Unruly in the third quarter of fiscal 2020. The decrease was also due to lower expenses of $66 million at the Digital Real Estate Services segment, driven by lower marketing costs and cost savings initiatives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $92 million, or 3%, for the fiscal year ended June 30, 2020 as compared to fiscal 2019.
Depreciation and amortization—Depreciation and amortization expense decreased $15 million, or 2%, for the fiscal year ended June 30, 2020 as compared to fiscal 2019. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $26 million for the fiscal year ended June 30, 2020 as compared to fiscal 2019.
Impairment and restructuring charges—During the fiscal years ended June 30, 2020 and 2019, the Company recorded restructuring charges of $140 million and $92 million, respectively, of which $84 million and $68 million, respectively, related to the News Media segment. The increase in restructuring charges was primarily as a result of initiatives undertaken by the Company in response to COVID-19.
During the fiscal year ended June 30, 2020, the Company recognized non-cash impairment charges of $1,690 million, primarily due to a $931 million write-down of goodwill and indefinite-lived intangible assets at its Foxtel reporting unit in the third quarter of fiscal 2020, $410 million of write-downs related to News America Marketing, including $175 million related to its reclassification to assets held for sale in the third quarter of fiscal 2020, and $292 million in impairments of property, plant and equipment, goodwill and intangible assets identified during the Company's annual impairment assessment.

During the fiscal year ended June 30, 2019, the Company recognized non-cash impairment charges of $96 million primarily related to the impairment of goodwill and intangible assets.
See Note 5—Restructuring Programs, Note 7—Property, Plant and Equipment and Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements.
Equity losses of affiliates—Equity losses of affiliates increased by $30 million for the fiscal year ended June 30, 2020 as compared to fiscal 2019, primarily due to the impairment of certain equity method investments. See Note 6—Investments in the accompanying Consolidated Financial Statements.

Interest expense, net—Interest expense, net for the fiscal year ended June 30, 2020 decreased $34 million as compared to fiscal 2019, primarily due to the settlement of cash flow hedges related to debt maturities occurring in the first quarter of fiscal 2020 and lower third party interest expense due to repayments of maturing debt facilities. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
Other, net—Other, net decreased $24 million for the fiscal year ended June 30, 2020 as compared to fiscal 2019. See Note 22—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense—The Company’s income tax expense and effective tax rate for the fiscal year ended June 30, 2020 were $21 million and (1)%, respectively, as compared to an income tax expense and effective tax rate of $126 million and 36%, respectively, for fiscal 2019.
For the fiscal year ended June 30, 2020 the Company recorded income tax expense of $21 million on a pre-tax loss of $1,524 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by the non-cash impairments, which have low or no tax benefit, valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and by the impact of foreign operations which are subject to higher tax rates.
For the fiscal year ended June 30, 2019, the Company recorded income tax expense of $126 million on pre-tax income of $354 million resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to lower tax benefits on impairments, valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact from foreign operations which are subject to higher tax rates.
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
The adverse economic effects of COVID-19 have caused the Company to reassess the need for valuation allowances against deferred tax assets. As a result of this analysis, the Company determined no additional valuation allowances were needed against deferred tax assets and the Company will continue to monitor the impacts of COVID-19 on the Company’s ability to realize its deferred tax assets.
In response to COVID-19, many governments have enacted measures to provide aid and economic stimulus to companies. These measures include deferring the due dates of tax payments, favorable changes in estimated payment calculations, or other changes to their income and non-income-based tax laws (the “COVID-19 measures”). On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the U.S. in response to COVID-19. The CARES Act contains several income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. For the fiscal year ended June 30, 2020, there were no material impacts to the Company’s income tax provision as it relates to COVID-19 measures. The Company continues to monitor developments in relation to COVID-19 measures and their applicability to its business in the jurisdictions where it operates.

Net (loss) income—Net loss was $1,545 million for the fiscal year ended June 30, 2020, a decline of $1,773 million as compared to fiscal 2019, primarily driven by the increase in non-cash impairment and restructuring charges discussed above.

Net loss (income) attributable to noncontrolling interests—Net loss attributable to noncontrolling interests was $276 million for the fiscal year ended June 30, 2020, a decline of $349 million as compared to fiscal 2019, primarily due to the impact of the non-cash impairment charges recognized at the Company’s Foxtel reporting unit.

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
The following table reconciles Net (loss) income to Total Segment EBITDA for the fiscal years ended June 30, 2020 and 2019:

	For the fiscal years ended June 30,
	2020	2019
(in millions)
Net (loss) income	$(1,545)	$228
Add:
Income tax expense	21	126
Other, net	(9)	(33)
Interest expense, net	25	59
Equity losses of affiliates	47	17
Impairment and restructuring charges	1,830	188
Depreciation and amortization	644	659
Total Segment EBITDA	$1,013	$1,244
The following table sets forth the Company’s Revenues and Segment EBITDA for the fiscal years ended June 30, 2020 and 2019:

	For the fiscal years ended June 30,
	2020		2019
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$1,065	$345	$1,159	$378
Subscription Video Services	1,884	323	2,202	379
Dow Jones	1,590	236	1,549	208
Book Publishing	1,666	214	1,754	252
News Media	2,801	53	3,407	182
Other	2	(158)	3	(155)
Total	$9,008	$1,013	$10,074	$1,244

Digital Real Estate Services (12% of the Company’s consolidated revenues in both fiscal 2020 and 2019)

	For the fiscal years ended June 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$36	$49	$(13)	(27)%
Advertising	98	122	(24)	(20)%
Real estate	862	908	(46)	(5)%
Other	69	80	(11)	(14)%
Total Revenues	1,065	1,159	(94)	(8)%
Operating expenses	(172)	(167)	(5)	(3)%
Selling, general and administrative	(548)	(614)	66	11%
Segment EBITDA	$345	$378	$(33)	(9)%

For the fiscal year ended June 30, 2020, revenues at the Digital Real Estate Services segment decreased $94 million, or 8%, as compared to fiscal 2019. At REA Group, revenues decreased $82 million, or 12%, to $592 million for the fiscal year ended June 30, 2020 from $674 million in fiscal 2019. The lower revenues were primarily due to the $39 million negative impact of foreign currency fluctuations, a decrease in Australian residential depth revenue driven by declines in listing volumes and lower developer revenue due to fewer project launches. Revenues at Move decreased $11 million, or 2%, to $473 million for the fiscal year ended June 30, 2020 from $484 million in fiscal 2019, driven by a $13 million and $7 million decline in software and services and advertising revenues, respectively, partially offset by a $9 million increase in real estate revenues. Increased real estate revenues generated from the referral model and the Local Expert and Market Reach products were partially offset by lower lead generation product revenues resulting from the transition of leads to the referral model. Discounts offered to customers in response to the COVID-19 pandemic had an estimated $15 million negative impact on real estate revenues at Move.
For the fiscal year ended June 30, 2020, Segment EBITDA at the Digital Real Estate Services segment decreased $33 million, or 9%, as compared to fiscal 2019. The decrease in Segment EBITDA was primarily due to lower revenues as discussed above, the $21 million negative impact of foreign currency fluctuations and the $10 million impact associated with the acquisition of and continued investment in Opcity, partially offset by lower costs at Move and REA Group.
Subscription Video Services (21% and 22% of the Company’s consolidated revenues in fiscal 2020 and 2019, respectively)

	For the fiscal years ended June 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,673	$1,926	$(253)	(13)%
Advertising	174	215	(41)	(19)%
Other	37	61	(24)	(39)%
Total Revenues	1,884	2,202	(318)	(14)%
Operating expenses	(1,220)	(1,476)	256	17%
Selling, general and administrative	(341)	(347)	6	2%
Segment EBITDA	$323	$379	$(56)	(15)%
For the fiscal year ended June 30, 2020, revenues at the Subscription Video Services segment decreased $318 million, or 14%, as compared to fiscal 2019. The revenue decrease was primarily due to the negative impact of foreign currency fluctuations, lower subscription revenues resulting from fewer residential broadcast subscribers, changes in the subscriber package mix and the $30 million impact from lower commercial subscription revenues resulting from the closures of pubs, clubs and other commercial venues due to COVID-19 and lower advertising revenues due to market weakness exacerbated by COVID-19, partially offset by $44 million of higher revenues from OTT products, primarily Kayo. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $126 million, or 5%, for the fiscal year ended June 30, 2020 as compared to fiscal 2019.
For the fiscal year ended June 30, 2020, Segment EBITDA decreased $56 million, or 15%, as compared to fiscal 2019. The Segment EBITDA decrease was primarily due to the lower revenues discussed above, the $24 million negative impact of foreign currency fluctuations and $16 million of higher non-cash expense related to the acceleration of entertainment programming cost amortization, partially offset by $65 million of lower sports programming costs, a decrease in entertainment programming costs due to lower license fees and lower transmission costs. The lower sports programming costs were primarily driven by the postponement or cancellation of live sports for which the Company has broadcast rights due to COVID-19. The postponement of sports events results in a deferral of the associated programming amortization expense for the period that no live games are being played.
The following tables provide information regarding certain key performance indicators for Foxtel, the primary reporting unit within the Subscription Video Services segment, as of and for the fiscal years ended June 30, 2020 and 2019. Management believes these metrics provide useful information to allow investors to understand trends in consumer behavior and acceptance of the various services offered by Foxtel. Management utilizes these metrics to track and forecast subscription revenue trends across the business’s various linear and OTT products. See “Part I. Business” for further detail regarding these performance indicators including definitions and methods of calculation:

	As of June 30,
	2020	2019
	(in 000's)
Broadcast Subscribers
Residential(a)	1,903	2,104
Commercial(b)	86	264
OTT Subscribers (Total (Paid))
Foxtel Now(c)	336 (313 paid)	460 (446 paid)
Kayo(d)	465 (419 paid)	382 (331 paid)
Binge(e)	80 (56 paid)	—
Total Paid Subscribers	2,777	3,145

	For the fiscal years ended June 30,
	2020	2019
Broadcast ARPU(f)	A$78 (US$52)	A$78 (US$55)
Broadcast Subscriber Churn(g)	15.3%	15.2%
(a) Subscribing households throughout Australia as of June 30, 2020 and 2019.
(b) Commercial subscribers throughout Australia as of June 30, 2020 and 2019.
(c) Total and Paid Foxtel Now subscribers as of June 30, 2020 and 2019.
(d) Total and Paid Kayo subscribers as of June 30, 2020 and 2019. As of August 4, 2020, Kayo had approximately 590 thousand subscribers, of which 542 thousand were paying.
(e) Total and Paid Binge subscribers as of June 30, 2020. Binge was launched on May 25, 2020. As of August 4, 2020, Binge had approximately 217 thousand subscribers, of which 185 thousand were paying.
(f) Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the fiscal years ended June 30, 2020 and 2019.
(g) Broadcast residential subscriber churn rate (excluding Optus) (Broadcast Subscriber Churn) for the fiscal years ended June 30, 2020 and 2019.
Dow Jones (18% and 15% of the Company’s consolidated revenues in fiscal 2020 and 2019, respectively)

	For the fiscal years ended June 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,191	$1,120	$71	6%
Advertising	359	393	(34)	(9)%
Other	40	36	4	11%
Total Revenues	1,590	1,549	41	3%
Operating expenses	(765)	(755)	(10)	(1)%
Selling, general and administrative	(589)	(586)	(3)	(1)%
Segment EBITDA	$236	$208	$28	13%

For the fiscal year ended June 30, 2020, revenues at the Dow Jones segment increased $41 million, or 3%, as compared to fiscal 2019 due to the growth in circulation and subscription revenues, partially offset by a decline in print advertising revenues. Digital revenues at the Dow Jones segment represented 67% of total revenues for the fiscal year ended June 30, 2020, as compared to 63% in fiscal 2019. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $5 million as compared to fiscal 2019.
Circulation and subscription revenues

	For the fiscal years ended June 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$740	$697	$43	6%
Professional information business	451	423	28	7%
Total circulation and subscription revenues	$1,191	$1,120	$71	6%
Circulation and subscription revenues increased $71 million, or 6%, during the fiscal year ended June 30, 2020 as compared to fiscal 2019. Circulation and other revenues increased $43 million, or 6%, primarily due to higher circulation revenues of $28 million driven by growth in digital-only subscriptions at The Wall Street Journal and Barron’s and the $15 million increase in content licensing revenues, partially offset by lower print volume. During the fourth quarter of fiscal 2020, average daily digital-only subscriptions at The Wall Street Journal increased 23% to 2.2 million as compared to the prior fiscal year, and digital revenues represented 58% of circulation revenue for the fiscal year ended June 30, 2020. Revenues at the professional information business increased $28 million, or 7%, led by a $26 million increase in Risk & Compliance product revenues.
The following table summarizes average daily consumer subscriptions during the fourth quarter of the fiscal years ended June 30, 2020 and 2019 for select publications and for all consumer subscription products.(a)

	For the three months ended June 30(b),
	2020	2019	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	2,244	1,818	426	23%
Total subscriptions	2,998	2,617	381	15%
Barron’s
Digital-only subscriptions(c)	451	299	152	51%
Total subscriptions	672	579	93	16%
Total Consumer(d)
Digital-only subscriptions(c)	2,800	2,189	611	28%
Total subscriptions	3,778	3,274	504	15%
________________________
(a)Based on internal data for the period from March 30, 2020 to June 28, 2020, with independent assurance over global total sales and subscriptions provided by PricewaterhouseCoopers LLP UK.
(b)Subscriptions include individual consumer subscriptions, as well as subscriptions purchased by companies, schools, businesses and associations for use by their respective employees, students, customers or members. Subscriptions exclude single-copy sales and copies purchased by hotels, airlines and other businesses for limited distribution or access to customers.
(c)For some publications, including The Wall Street Journal and Barron’s, Dow Jones sells bundled print and digital products. For bundles that provide access to both print and digital products every day of the week, only one unit is reported each day and is designated as a print subscription.For bundled products that provide access to the print product only on specified days and full digital access, one print subscription is reported for each day that a print copy is served and one digital subscription is reported for each remaining day of the week.
(d)Total Consumer consists of The Wall Street Journal, Barron’s, MarketWatch newsletters and Financial News, including Private Equity News.
Advertising revenues
Advertising revenues decreased $34 million, or 9%, during the fiscal year ended June 30, 2020 as compared to fiscal 2019, primarily driven by the $40 million decrease in print advertising revenues resulting from weakness in the print advertising market, which was exacerbated by COVID-19, partially offset by a $6 million increase in digital advertising revenue, which represented 46% of advertising revenue for the fiscal year ended June 30, 2020.
Segment EBITDA
For the fiscal year ended June 30, 2020, Segment EBITDA at the Dow Jones segment increased $28 million, or 13%, as compared to fiscal 2019. The increase was mainly due to the increase in revenues discussed above and lower newsprint, production and distribution costs, partially offset by increased employee costs.
Book Publishing (18% and 17% of the Company’s consolidated revenues in fiscal 2020 and 2019, respectively)

	For the fiscal years ended June 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$1,593	$1,679	$(86)	(5)%
Other	73	75	(2)	(3)%
Total Revenues	1,666	1,754	(88)	(5)%
Operating expenses	(1,134)	(1,174)	40	3%
Selling, general and administrative	(318)	(328)	10	3%
Segment EBITDA	$214	$252	$(38)	(15)%

For the fiscal year ended June 30, 2020, revenues at the Book Publishing segment decreased $88 million, or 5%, as compared to fiscal 2019. The decrease was primarily due to lower sales of Rachel Hollis titles, Homebody: A Guide to Creating Spaces You Never Want to Leave by Joanna Gaines, The Subtle Art Of Not Giving A F*ck by Mark Manson and The Hate U Give by Angie Thomas, as well as the $14 million negative impact of foreign currency fluctuations and the impact of COVID-19. The decrease was partially offset by strong sales of Magnolia Table, Volume 2 by Joanna Gaines. Digital sales increased 7% compared to fiscal 2019, driven by the continued growth in downloadable audiobooks as well as the growth of e-books as a result of COVID-19, and represented 23% of Consumer revenues during the fiscal year ended June 30, 2020.
For the fiscal year ended June 30, 2020, Segment EBITDA at the Book Publishing segment decreased $38 million, or 15%, as compared to fiscal 2019, primarily due to the lower revenues discussed above and the mix of titles, partially offset by lower costs due to lower sales volumes and cost savings initiatives implemented in response to COVID-19.
News Media (31% and 34% of the Company’s consolidated revenues in fiscal 2020 and 2019, respectively)

	For the fiscal years ended June 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$956	$1,008	$(52)	(5)%
Advertising	1,562	2,007	(445)	(22)%
Other	283	392	(109)	(28)%
Total Revenues	2,801	3,407	(606)	(18)%
Operating expenses	(1,709)	(2,067)	358	17%
Selling, general and administrative	(1,039)	(1,158)	119	10%
Segment EBITDA	$53	$182	$(129)	(71)%
For the fiscal year ended June 30, 2020, revenues at the News Media segment decreased $606 million, or 18%, as compared to fiscal 2019. The revenue decrease was primarily due to lower advertising revenues of $445 million as a result of lower revenues from News America Marketing of $246 million primarily driven by the sale of the business in the fourth quarter of fiscal 2020, continued weakness in the print advertising market, declines related to the COVID-19 pandemic and the $41 million negative impact of foreign currency fluctuations, partially offset by digital advertising growth, primarily in the U.K. Advertising revenues declined approximated $100 million in the fourth quarter of fiscal 2020 driven by COVID-19 and, to a lesser extent, continued weakness in the print advertising market.

Other revenues for the fiscal year ended June 30, 2020 decreased $109 million as compared to the corresponding period of fiscal 2019 primarily due to the absence of the $48 million benefit related to News UK’s exit from the partnership for Sun Bets in the first quarter of fiscal 2019 and $25 million of lower revenues due to the sale of Unruly in January 2020.
Circulation and subscription revenues decreased $52 million as compared to fiscal 2019 primarily due to print volume declines exacerbated by COVID-19 and the $37 million negative impact of foreign currency fluctuations, partially offset by price increases and digital subscriber growth across key mastheads. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $91 million, or 3%, for the fiscal year ended June 30, 2020 as compared to fiscal 2019.
For the fiscal year ended June 30, 2020, Segment EBITDA at the News Media segment decreased $129 million, or 71%, as compared to fiscal 2019. The decrease was mainly due to lower contributions from News America Marketing of $74 million, primarily driven by the sale in the fourth quarter of fiscal 2020, and from News Corp Australia of $56 million, primarily due to lower revenues. The decrease was partially offset by the $22 million impact from the settlement of certain warranty-related claims pertaining to previously incurred and ongoing repairs and maintenance costs at News UK and lower losses at the New York Post of $16 million primarily due to higher revenues.
News Corp Australia
Revenues were $1,005 million for the fiscal year ended June 30, 2020, a decrease of $192 million, or 16%, as compared to fiscal 2019 revenues of $1,197 million. Advertising revenues decreased $149 million, primarily due to the $121 million decrease in print advertising revenues, primarily driven by weakness in the print advertising market and the suspension of printing operations for approximately 60 community newspapers across Australia, as well as the $33 million negative impact of foreign currency fluctuations, partially offset by a $12 million increase due to the acquisition of an integrated content marketing agency. Circulation and subscription revenues decreased $24 million driven by the $24 million negative impact of foreign currency fluctuations, as print volume declines were offset by cover price increases and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $65 million, or 5%, for the fiscal year ended June 30, 2020 as compared to fiscal 2019.
News UK
Revenues were $898 million for the fiscal year ended June 30, 2020, a decrease of $134 million, or 13%, as compared to fiscal 2019 revenues of $1,032 million. Other revenues decreased $65 million, mainly due to the absence of the $48 million benefit related to the exit from the partnership for Sun Bets in the first quarter of fiscal 2019. Circulation and subscription revenues decreased $34 million, primarily due to single-copy volume declines, mainly at The Sun, which were more pronounced as a result of COVID-19, and the $13 million negative impact of foreign currency fluctuations, partially offset by digital subscriber growth and cover price increases across mastheads. Advertising revenues decreased $35 million, primarily due to weakness in the print advertising market and the $6 million negative impact of foreign currency fluctuations, partially offset by digital advertising growth, mainly at The Sun. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $23 million, or 2%, for the fiscal year ended June 30, 2020 as compared to fiscal 2019.
News America Marketing
Revenues at News America Marketing were $649 million for the fiscal year ended June 30, 2020, a decrease of $246 million, or 27%, as compared to fiscal 2019 revenues of $895 million. The decrease was primarily related to the sale of News America Marketing in the fourth quarter of fiscal 2020, as well as $60 million of lower home delivered revenues, which include free-standing insert products, due to lower volume and rates, and $30 million of lower in-store revenues, mainly due to lower client spending, through May 5, 2020.
Results of Operations—Fiscal 2019 versus Fiscal 2018
The following section presents a discussion of the results of operations on a segment basis for the Company’s Dow Jones and News Media segments for the two fiscal years ended June 30, 2019 as if the resegmentation discussed above had occurred on July 1, 2017.

The following table reconciles Net income (loss) to Total Segment EBITDA for the fiscal years ended June 30, 2019 and 2018:

	For the fiscal years ended June 30,
	2019	2018
(in millions)
Net income (loss)	$228	$(1,444)
Add:
Income tax expense	126	355
Other, net	(33)	324
Interest expense, net	59	7
Equity losses of affiliates	17	1,006
Impairment and restructuring charges	188	351
Depreciation and amortization	659	472
Total Segment EBITDA	$1,244	$1,071
The following table sets forth the Company’s Revenues and Segment EBITDA for the fiscal years ended June 30, 2019 and 2018:

	For the fiscal years ended June 30,
	2019		2018
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$1,159	$378	$1,141	$401
Subscription Video Services	2,202	379	1,004	173
Dow Jones	1,549	208	1,500	193
Book Publishing	1,754	252	1,758	239
News Media	3,407	182	3,619	204
Other	3	(155)	2	(139)
Total	$10,074	$1,244	$9,024	$1,071

Dow Jones (15% and 17% of the Company’s consolidated revenues in fiscal 2019 and 2018, respectively)

	For the fiscal years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,120	$1,062	$58	5%
Advertising	393	405	(12)	(3)%
Other	36	33	3	9%
Total Revenues	1,549	1,500	49	3%
Operating expenses	(755)	(734)	(21)	(3)%
Selling, general and administrative	(586)	(573)	(13)	(2)%
Segment EBITDA	$208	$193	$15	8%
For the fiscal year ended June 30, 2019, revenues at the Dow Jones segment increased $49 million, or 3%, as compared to fiscal 2018 due to growth in circulation and subscription revenues, partially offset by a decline in print advertising revenues. Digital revenues at the Dow Jones segment represented 63% of total revenues for the fiscal year ended June 30, 2019 as compared to 60% in fiscal 2018. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $7 million as compared to fiscal 2018.

Circulation and subscription revenues

	For the fiscal years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$697	$652	$45	7%
Professional information business	423	410	13	3%
Total circulation and subscription revenues	$1,120	$1,062	$58	5%
Circulation and subscription revenues increased $58 million, or 5%, during the fiscal year ended June 30, 2019 as compared to fiscal 2018. Circulation and other revenues increased $45 million, or 7%, primarily due to higher circulation revenues of $47 million driven by growth in digital-only subscriptions and subscription price increases at The Wall Street Journal. During the fourth quarter of fiscal 2019, average daily digital-only subscriptions at The Wall Street Journal increased 14% to 1.8 million as compared to the prior fiscal year, and digital revenues represented 55% of circulation revenue for the fiscal year ended June 30, 2019. Revenues at the professional information business increased $13 million, or 3%, primarily driven by a $25 million increase in Risk and Compliance product revenues, partially offset by lower revenues for News Alerts and Data and Knowledge & Insight products and the negative impact of foreign currency fluctuations.
The following table summarizes average daily consumer subscriptions during the fourth quarter of the fiscal years ended June 30, 2019 and 2018 for select publications and for all consumer subscription products.(a) See footnotes to the corresponding table in “Results of Operations—Fiscal 2020 versus Fiscal 2019—Segment Analysis—Dow Jones” above for more information.

	For the three months ended June 30,
	2019	2018	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions	1,818	1,590	228	14%
Total subscriptions	2,617	2,475	142	6%
Barron’s
Digital-only subscriptions	299	202	97	48%
Total subscriptions	579	500	79	16%
Total Consumer
Digital-only subscriptions	2,189	1,825	364	20%
Total subscriptions	3,274	3,015	259	9%
________________________
(a)Based on internal data for the period from April 1, 2019 to June 30, 2019, with independent assurance over global total sales and subscriptions provided by PricewaterhouseCoopers LLP UK.
Advertising revenues
Advertising revenues decreased $12 million, or 3%, for the fiscal year ended June 30, 2019 as compared to fiscal 2018, primarily driven by the $20 million decline in print advertising revenue driven by weakness in the print advertising market, partially offset by the $8 million increase in digital advertising revenue, which represented 40% of advertising revenue for the fiscal year ended June 30, 2019.
Segment EBITDA
For the fiscal year ended June 30, 2019, Segment EBITDA at the Dow Jones segment increased $15 million, or 8%, as compared to fiscal 2018.The increase was mainly due to the increase in revenues described above, partially offset by increased employee costs, sales and marketing costs and infrastructure costs.

News Media (34% and 40% of the Company’s consolidated revenues in fiscal 2019 and 2018, respectively)

	For the fiscal years ended June 30,
	2019	2018	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,008	$1,053	$(45)	(4)%
Advertising	2,007	2,184	(177)	(8)%
Other	392	382	10	3%
Total Revenues	3,407	3,619	(212)	(6)%
Operating expenses	(2,067)	(2,200)	133	6%
Selling, general and administrative	(1,158)	(1,215)	57	5%
Segment EBITDA	$182	$204	$(22)	(11)%
For the fiscal year ended June 30, 2019, revenues at the News Media segment decreased $212 million, or 6%, as compared to fiscal 2018. The revenue decrease was primarily due to lower advertising revenues of $177 million resulting mainly from weakness in the print advertising market, the $74 million negative impact of foreign currency fluctuations and lower revenues at News America Marketing of $61 million, partially offset by digital advertising growth, primarily in Australia. Circulation and subscription revenues for the fiscal year ended June 30, 2019 decreased $45 million as compared to fiscal 2018 mainly due to the $54 million negative impact of foreign currency fluctuations and print volume declines, partially offset by cover and subscription price increases, digital subscriber growth and the impact of the adoption of the new revenue recognition standard in Australia. Other revenues increased $10 million as compared to fiscal 2018 primarily due to the $38 million net benefit related to News UK’s exit from the partnership for Sun Bets in the first quarter of fiscal 2019, partially offset by the $19 million negative impact of foreign currency fluctuations and lower brand partnership revenues in the U.K. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $147 million for the fiscal year ended June 30, 2019 as compared to fiscal 2018.
For the fiscal year ended June 30, 2019, Segment EBITDA at the News Media segment decreased $22 million, or 11%, as compared to fiscal 2018. The decrease was primarily due to the lower revenues described above, partially offset by an increased contribution from News Corp Australia of $9 million, primarily due to lower newsprint, production and distribution costs and cost savings initiatives.
News Corp Australia
Revenues were $1,197 million for the fiscal year ended June 30, 2019, a decrease of $82 million, or 6%, as compared to fiscal 2018 revenues of $1,279 million. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $99 million, or 7%, for the fiscal year ended June 30, 2019 as compared to fiscal 2018. Advertising revenues decreased $65 million, primarily due to the $56 million negative impact of foreign currency fluctuations and the $52 million impact of weakness in the print advertising market, partially offset by the $26 million increase due to digital advertising growth and a $20 million increase from the acquisition of an integrated content marketing agency. Circulation and subscription revenues decreased $21 million primarily due to the $32 million negative impact of foreign currency fluctuations and print volume declines, partially offset by the impact of the adoption of the new revenue recognition standard, cover price increases and digital subscriber growth.
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
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of June 30, 2020, the Company’s cash and cash equivalents were $1.52 billion. The Company also has available borrowing capacity under the 2019 News Corp Credit Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. However, the Company will continue to review its liquidity needs in light of the business and economic impacts resulting from COVID-19 and has taken various steps to offset the impact of COVID-19, including reducing variable costs and implementing cost savings initiatives across its businesses as discussed above. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable; (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable; (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents; (iv) the liquidity of the overall credit and capital markets; and (v) the state of the economy. Some of these factors may be adversely impacted by COVID-19 and there can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms. See Part I, “Item 1A. Risk Factors” for further discussion.
As of June 30, 2020, the Company’s consolidated assets included $760 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $153 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.
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
Issuer Purchases of Equity Securities
In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the fiscal years ended June 30, 2020 and 2019. Over the life of the program through August 3, 2020, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 3, 2020 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.
The Company did not purchase any of its Class B Common Stock during the fiscal years ended June 30, 2020 and 2019.

Dividends
The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2020	2019
Cash dividends paid per share	$0.20	$0.20
The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Company’s Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—Fiscal 2020 versus Fiscal 2019
Net cash provided by operating activities for the fiscal years ended June 30, 2020 and 2019 was as follows (in millions):

For the fiscal years ended June 30,	2020	2019
Net cash provided by operating activities	$780	$928
Net cash provided by operating activities decreased by $148 million for the fiscal year ended June 30, 2020 as compared to fiscal 2019. The decrease was primarily due to lower Total Segment EBITDA and lower cash distributions received from affiliates of $25 million, partially offset by lower cash taxes paid of $45 million.
Net cash used in investing activities for the fiscal years ended June 30, 2020 and 2019 was as follows (in millions):

For the fiscal years ended June 30,	2020	2019
Net cash used in investing activities	$(427)	$(677)
Net cash used in investing activities was $427 million for the fiscal year ended June 30, 2020 as compared to net cash used in investing activities of $677 million for fiscal 2019.
During the fiscal year ended June 30, 2020, the Company used $438 million of cash for capital expenditures, of which $195 million related to Foxtel. The Company’s capital expenditures for fiscal 2021 are expected to be approximately $400 million, subject to foreign currency fluctuations.
During the fiscal year ended June 30, 2019, the Company used $188 million of cash for acquisitions, primarily for the acquisition of Opcity, and had capital expenditures of $572 million, of which $302 million related to Foxtel. The net cash used in investing activities for the fiscal year ended June 30, 2019 was partially offset by proceeds from the sale of businesses and other assets.
Net cash used in financing activities for the fiscal years ended June 30, 2020 and 2019 was as follows (in millions):

For the fiscal years ended June 30,	2020	2019
Net cash used in financing activities	$(472)	$(610)
The Company had net cash used in financing activities of $472 million for the fiscal year ended June 30, 2020 as compared to net cash used in financing activities of $610 million for fiscal 2019. During the fiscal year ended June 30, 2020, the Company repaid $1,226 million of borrowings related to Foxtel and REA Group, which includes repayments made as part of the debt refinancings completed in the second quarter of fiscal 2020, and made dividend payments of $158 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities for the fiscal year ended June 30, 2020 was partially offset by new borrowings related to Foxtel and REA Group of $926 million, which includes drawdowns under the new facilities entered into as part of the debt refinancings referenced above, and the net settlement of hedges of $57 million. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
During the fiscal year ended June 30, 2019, the Company repaid $1,116 million of borrowings related to Foxtel and REA Group, and made dividend payments of $161 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities for the fiscal year ended June 30, 2019 was partially offset by new borrowings of $681 million.

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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the fiscal years ended June 30,
	2020	2019
	(in millions)
Net cash provided by operating activities	$780	$928
Less: Capital expenditures	(438)	(572)
	342	356
Less: REA Group free cash flow	(227)	(212)
Plus: Cash dividends received from REA Group	65	69
Free cash flow available to News Corporation	$180	$213
Free cash flow available to News Corporation decreased $33 million in the fiscal year ended June 30, 2020 to $180 million from $213 million in fiscal 2019, primarily due to lower cash provided by operating activities as discussed above, partially offset by lower capital expenditures.
Borrowings
As of June 30, 2020, the Company had total borrowings of $1.26 billion, including the current portion. The Company’s borrowings as of such date consist of (i) $976 million of outstanding debt incurred by certain subsidiaries of NXE Australia Pty Limited ("Foxtel" and together with such subsidiaries, the “Foxtel Debt Group”) and (ii) $165 million of outstanding debt incurred by REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the "REA Debt Group"). Both Foxtel and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.
Foxtel Group Borrowings
In November 2019, the Foxtel Debt Group completed a debt refinancing in which it repaid its then existing credit facilities with the proceeds from a new A$610 million revolving credit facility maturing in November 2022 (the “2019 Credit Facility”), a new A$250 million term loan facility maturing in November 2024 (the “2019 Term Loan Facility”) and the new A$200 million shareholder loan referenced below. In addition, the Foxtel Debt Group amended its 2017 Working Capital Facility which, among other things, extended the remaining term to three years, decreased the capacity under the facility from A$100 million to A$40 million and increased the applicable margin. The Foxtel Debt Group indebtedness also includes U.S. private placement senior unsecured notes with maturities ranging from fiscal 2023 to 2025. During the fiscal year ended June 30, 2020, the Foxtel Debt

Group had repayments of approximately $1.0 billion, including the repayment of $150 million aggregate principal amount of senior unsecured notes maturing in July 2019, $75 million aggregate principal amount of senior unsecured notes maturing in September 2019 and, in connection with the refinancing discussed above, the repayment of its outstanding borrowings under its A$200 million credit facility maturing in January 2020, its A$400 million credit facility maturing in July 2020, its A$400 million credit facility maturing in September 2021 and its 2017 Working Capital Facility. During the fiscal year ended June 30, 2020, the Foxtel Debt Group had borrowings of approximately $809 million, including the full drawdown of amounts available under the 2019 Term Loan Facility. As of June 30, 2020, the Foxtel Debt Group had total undrawn commitments of A$102 million under the 2017 Working Capital Facility and the 2019 Credit Facility, for which it pays a commitment fee of 45% of the applicable margin. The Company previously provided the Foxtel Debt Group with A$500 million of shareholder loans in fiscal 2019, as described below, and provided an additional A$400 million of shareholder loans and facilities in fiscal 2020. The shareholder loans bear interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 6.30% to 7.75% and mature in December 2027. The shareholder revolving credit facility bears interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 2.00% to 3.75%, depending on the Foxtel Debt Group’s net leverage ratio, and matures in July 2024. Additionally, in February 2020, the Foxtel Debt Group entered into an A$170 million subordinated shareholder loan facility agreement with Telstra which can be used to finance cable transmission costs due to Telstra. The shareholder loan bears interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. The Company excluded the $11 million utilization of the Telstra facility for the fiscal year ended June 30, 2020 from the Statement of Cash Flows because it is non-cash.
During the fiscal year ended June 30, 2019, the Foxtel Debt Group had repayments of $1.03 billion, including the repayment of its A$300 million facility maturing in April 2019 and the repayment of its A$200 million facility maturing in May 2019, and borrowings of $681 million. The repayments of the A$300 million facility maturing in April 2019 and the A$200 million facility maturing in May 2019 were repaid using A$500 million of shareholder loans provided by the Company.
REA Group Borrowings
During the second quarter of fiscal 2020, REA Group completed a debt refinancing in which it repaid the final A$240 million tranche of its A$480 million revolving loan facility with the proceeds of a new A$170 million unsecured syndicated revolving loan facility maturing in December 2021 (the “2019 REA Group Credit Facility”) and cash on hand. As of June 30, 2020, REA Group had drawn down the full A$170 million available under the 2019 REA Group Credit Facility.
In April 2020, REA Group entered into a new A$148.5 million working capital facility and an A$20 million overdraft facility. Refer to Note 9—Borrowings for further discussion.
During the fiscal year ended June 30, 2019, REA Group repaid A$120 million for its unsecured loan facility due December 2018.
News Corp Revolving Credit Facility
In December 2019, the Company terminated its existing unsecured $650 million revolving credit facility and entered into a new credit agreement (the “2019 Credit Agreement”) which provides for an unsecured $750 million revolving credit facility (the “2019 News Corp Credit Facility”) that can be used for general corporate purposes. The 2019 News Corp Credit Facility has a sublimit of $100 million available for issuances of letters of credit. Under the 2019 Credit Agreement, the Company may request increases in the amount of the facility up to a maximum amount of $1 billion. The lenders’ commitments to make the 2019 News Corp Credit Facility available terminate on December 12, 2024, and the Company may request that the commitments be extended under certain circumstances for up to two additional one-year periods. As of June 30, 2020, the Company has not borrowed any funds under the 2019 News Corp Credit Facility.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at June 30, 2020.
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

The following table summarizes the Company’s material firm commitments as of June 30, 2020:

	As of June 30, 2020
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$904	$316	$343	$133	$112
Sports programming rights(b)	1,790	408	665	363	354
Programming costs(c)	781	209	370	182	20
Operating leases(d)
Transmission costs(e)	215	27	52	42	94
Land and buildings	1,343	138	273	227	705
Plant and machinery	21	9	10	2	—
Finance leases
Transmission costs(e)	128	31	55	42	—
Borrowings(f)	1,141	48	761	321	11
Interest payments on borrowings(g)	107	39	53	15	—
Total commitments and contractual obligations	$6,430	$1,225	$2,582	$1,327	$1,296
________________________
(a)The Company has commitments under purchase obligations related to minimum subscriber guarantees for license fees, printing contracts, capital projects, marketing agreements, production services and other legally binding commitments.
(b)The Company has sports programming rights commitments with the National Rugby League, Australian Football League, Cricket Australia, domestic football league and Australian Rugby Union as well as certain other broadcast rights which are payable through fiscal 2028. During June 2020, the Company amended and extended its sports programming rights agreement with the National Rugby League to license certain media rights through fiscal 2028 for approximately A$1.5 billion.
(c)The Company has programming rights commitments with various suppliers for programming content.
(d)The Company leases office facilities, warehouse facilities, printing plants, satellite services and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2048. This amount includes approximately $13 million of office facilities that have been subleased from Fox Corporation. Amounts reflected represent only the Company’s lease obligations for which it has firm commitments.
(e)The Company has contractual commitments for satellite transmission services. The Company’s satellite transponder services arrangements extend through fiscal 2032 and are accounted for as operating or finance leases, based on the underlying terms of those arrangements.
(f)See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
(g)Reflects the Company’s expected future interest payments on borrowings outstanding and interest rates applicable at June 30, 2020. Such rates are subject to change in future periods. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements for production. Since the quantities purchased annually under these contracts are not fixed and are based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.
The table also excludes the Company’s pension obligations, other postretirement benefits (“OPEB”) obligations and the liabilities for unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing of the commitments. The Company made contributions of $30 million and $16 million to its pension plans in fiscal 2020 and fiscal 2019, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates and statutory requirements. The Company anticipates that it will make contributions of approximately $22 million in fiscal 2021, assuming that actual plan asset returns are consistent with the Company’s expected returns in fiscal 2020 and beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company expects its OPEB payments to approximate $9 million in fiscal 2021. See Note 18—Retirement Benefit Obligations in the accompanying Consolidated Financial Statements.

Contingencies
The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed in Note 17—Commitments and Contingencies in the accompanying Consolidated Financial Statements. The outcome of these matters and claims is subject to significant uncertainty, and the Company often cannot predict what the eventual outcome of pending matters will be or the timing of the ultimate resolution of these matters. Fees, expenses, fines, penalties, judgments or settlement costs which might be incurred by the Company in connection with the various proceedings could adversely affect its results of operations and financial condition.
The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. See Note 17—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
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
CRITICAL ACCOUNTING POLICIES
An accounting policy is considered to be critical if it is important to the Company’s financial condition and results of operations and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management of the Company. See Note 2—Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements.
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
Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. During the fourth quarter of fiscal 2020, as part of the Company’s long-range planning process, the Company completed its annual goodwill and indefinite-lived intangible asset impairment test.
The performance of the Company’s annual impairment analysis in fiscal 2020 resulted in $89 million of impairments to goodwill and indefinite-lived intangible assets within the News Media segment. The fair values of the Company’s reporting units in fiscal 2020 exceeded the respective carrying values in a range from approximately 0.0% to 53.0%. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 9.0% to 22.5%), long-term growth rates (ranging from 0.0% to 3.0%) and royalty rates (ranging from 0.25%-6.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5.0%-10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.
As of June 30, 2020, the Subscription Video Services and News Media segments had reporting units with goodwill of approximately $908 million that is at-risk for future impairment, of which $807 million relates to the Subscription Video Services segment and $101 million relates to the News Media segment. After the write-down of goodwill resulting from the fiscal 2020 annual and interim impairment tests, the fair values of these reporting units with goodwill at risk equaled their respective carrying values. Significant unobservable inputs utilized in the income approach valuation method for at-risk reporting units were discount rates (ranging from 10.5% to 13.0%) and long-term growth rates (ranging from 0.0% to 2.5%). Significant unobservable inputs utilized in the market approach valuation method for at-risk reporting units were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 5.0% to 10.0%. Any increase in the discount rate or decrease in the projected cash flows terminal growth rate would have resulted in further impairment in certain reporting units of the Subscription Video Services and News Media segments. The Company will continue to monitor its goodwill for possible future impairment.
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

In determining whether the carrying value of an asset group is recoverable, the Company estimates undiscounted future cash flows over the estimated life of the primary asset of the asset group. The estimates of such future cash flows require estimating such factors as future operating performance, market conditions and the estimated holding period of each asset. If all or a portion of the carrying value of an asset group is found to be non-recoverable, the Company records an impairment charge equal to the difference between the asset group’s carrying value and its fair value. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Typical assumptions applied when using a market-based approach include projected EBITDA and related multiples. Typical assumptions applied when using an income approach include projected free cash flows, discount rates and long-term growth rates. All of these assumptions are made by management based on the best available information at the time of the estimates and are subject to deviations from actual results. As a result of the long range planning process and the short term impact of COVID-19, the Company recorded non-cash impairment charges to its property, plant and equipment of $148 million and $55 million at its U.K. newspapers and Australian newspapers reporting units, respectively, in fiscal 2020. Significant unobservable inputs utilized in the income approach valuation method for News UK were a discount rate of 9.5% and a long-term growth rate of (1.0)% and for News Corp Australia were a discount rate of 11.5% and a 0.0% long term growth rate. Refer to Note 7—Property, Plant and Equipment.

Programming Costs
Costs incurred in acquiring program rights are accounted for in accordance with ASC 920, “Entertainment—Broadcasters.” Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Programming costs are amortized based on the expected pattern of consumption over the license period or expected useful life of each program. The pattern of consumption is based primarily on consumer viewership information as well as other factors. If initial airings are expected to generate higher viewership, an accelerated method of amortization is used. The Company monitors its programming amortization policy on an ongoing basis and any impact arising from changes to the policy would be recognized prospectively. The Company regularly reviews its programming assets to ensure they continue to reflect net realizable value. Changes in circumstances may result in a write-down of the asset to fair value. The Company has single and multi-year contracts for broadcast rights of sporting events. The costs of sports contracts are primarily charged to expense over the respective season as events are aired. For sports contracts with dedicated channels, the Company amortizes the sports programming rights costs over 12 months.
While the Company has concluded discussions with various sports leagues regarding the scheduling of sports events and cost concessions and a number of sports have resumed play, any future postponement of sports events for which the Company has broadcast rights will cause a deferral of the recognition of the associated programming amortization expense for the period in which no live games are being played.
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
Retirement Benefit Obligations
The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. See Note 18—Retirement Benefit Obligations in the accompanying Consolidated Financial Statements.
The Company records amounts relating to its pension and other postretirement benefit plans based on calculations specified by GAAP. The measurement and recognition of the Company’s pension and other postretirement benefit plans require the use of significant management judgments, including discount rates, expected return on plan assets, mortality and other actuarial assumptions. Net periodic benefit costs (income) is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, an expected rate of return on plan assets and mortality rates. Current market conditions, including changes in investment returns and interest rates, were considered in making these assumptions. In developing the expected long-term rate of return, the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes were considered. The weighted average expected long-term rate of return of 3.7% for fiscal 2021 is based on a weighted average target asset allocation assumption of 20% equities, 71% fixed-income securities and 9% cash and other investments.

The Company recorded $7 million and $(2) million in net periodic benefit costs (income) in the Statements of Operations for the fiscal years ended June 30, 2020 and 2019, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit costs for its pension and other postretirement benefit plans.
Although the discount rate used for each plan will be established and applied individually, a weighted average discount rate of 2.0% will be used in calculating the fiscal 2021 net periodic benefit costs (income). The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds. The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S., the U.K., Australia and other foreign countries as of the measurement date.
The key assumptions used in developing the Company’s fiscal 2020 and 2019 net periodic benefit costs (income) for its plans consist of the following:

	2020	2019
	(in millions, except %)
Weighted average assumptions used to determine net periodic benefit costs (income):
Discount rate for PBO	2.6%	3.2%
Discount rate for Service Cost	2.6%	3.9%
Discount rate for Interest on PBO	2.3%	2.9%
Discount rate for Interest on Service Cost	2.2%	3.6%
Assets:
Expected rate of return	4.6%	4.7%
Expected return	$59	$61
Actual return	$110	$77
Gain/(Loss)	$51	$16
One year actual return	8.8%	5.9%
Five year actual return	7.0%	6.7%
The Company will use a weighted average long-term rate of return of 3.7% for fiscal 2021 based principally on a combination of current asset mix and an expectation of future long term investment returns. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2020 were approximately $529 million which increased from approximately $484 million for the Company’s pension plans as of June 30, 2019. This increase of $45 million was primarily due to decreased discount rates. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year benefit costs. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and have a minimal impact on benefit costs. These deferred losses are being systematically recognized in future net periodic benefit costs (income) in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses for the primary plans in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over the average life expectancy for plan participants for the primary plans.
The Company made contributions of $30 million and $16 million to its funded pension plans in fiscal 2020 and 2019, respectively. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan returns are consistent with the Company’s expected plan returns in fiscal 2020 and beyond, and that interest rates remain constant, the Company anticipates that it will make contributions of approximately $22 million in fiscal 2021. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. See Note 19—Other Postretirement Benefits in the accompanying Consolidated Financial Statements.
Changes in net periodic benefit costs may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	Increase $2 million	Increase $69 million
0.25 percentage point increase in discount rate	—	Decrease $62 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million	—
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
When deemed appropriate, the Company uses derivative financial instruments such as cross-currency interest rate swaps, interest rate swaps and foreign exchange contracts to hedge certain risk exposures. The primary market risks managed by the Company through the use of derivative instruments include:
•foreign currency exchange rate risk: arising primarily through Foxtel Debt Group borrowings denominated in U.S. dollars, payments for customer premise equipment and certain programming rights; and
•interest rate risk: arising from fixed and floating rate Foxtel Debt Group borrowings. The Company neither holds nor issues financial instruments for trading purposes.
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
The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended June 30, 2020 and 2019:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2020
Revenues	43%	39%	15%
Operating and Selling, general and administrative expenses	44%	36%	16%
Fiscal year ended June 30, 2019
Revenues	39%	41%	16%
Operating and Selling, general and administrative expenses	40%	38%	17%

Based on the fiscal year ended June 30, 2020, a one cent change in each of the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates would have impacted revenues by approximately $53 million and $11 million, respectively, for each currency on an annual basis, and would have impacted Total Segment EBITDA by approximately $10 million and $1 million, respectively, on an annual basis.
Derivatives and Hedging
As a result of the Transaction, the Company consolidated Foxtel’s portfolio of debt and derivative instruments. As of June 30, 2020, the Foxtel operating subsidiaries, whose functional currency is Australian dollars, had approximately $350 million aggregate principal amount of outstanding indebtedness denominated in U.S. dollars. The remaining borrowings are denominated in Australian dollars. Foxtel utilizes cross-currency interest rate swaps, designated as both cash flow hedges and fair value hedges, to hedge a portion of the exchange risk related to interest and principal payments on its U.S. dollar denominated debt. The total notional value of these cross-currency interest rate swaps designated as cash flow hedges and fair value hedges were approximately A$280 million and A$70 million, respectively, as of June 30, 2020. Foxtel also has a portfolio of foreign exchange contracts to hedge a portion of the exchange risk related to U.S. dollar payments for customer premise equipment and certain programming rights. The notional value of these foreign exchange contracts was $53 million as of June 30, 2020.
Some of the derivative instruments in place may create volatility during the fiscal year as they are marked-to-market according to accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.
The table below provides further details of the sensitivity of the Company’s derivative financial instruments which are subject to foreign exchange rate risk and interest rate risk as of June 30, 2020 (in millions):

	Notional Value		Fair Value	Sensitivity from Adverse 10% Change in Foreign Exchange Rates	Sensitivity from Adverse 10% Change in Interest Rates
Foreign currency derivatives	US$	53	$(3)	$(6)	n/a
Cross currency interest rate swaps	A$	350	104	(43)	$—
Interest rate derivatives	A$	300	(16)	n/a	—
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
Interest Rate Risk
The Company’s current financing arrangements and facilities include $594 million of outstanding fixed-rate debt and $547 million of outstanding variable-rate bank facilities, before adjustments for unamortized discount and debt issuance costs (See Note 9—Borrowings in the accompanying Consolidated Financial Statements). Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the market interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the market interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. In connection with these borrowings, Foxtel has utilized certain derivative instruments to swap U.S. dollar denominated fixed rate interest payments for Australian dollar denominated variable rate payments. As discussed above, Foxtel utilizes cross-currency interest rate swaps, designated as both cash flow hedges and fair value hedges, to hedge a portion of the interest rate risk related to interest and principal payments on its U.S. dollar denominated debt. The Company has also utilized certain derivative instruments to swap Australian dollar denominated variable interest rate payments for Australian dollar denominated fixed rate payments. As of June 30, 2020, the notional amount of interest rate swap contracts outstanding was approximately A$300 million. Refer to the table above for further details of the sensitivity of the Company’s financial instruments which are subject to interest rate risk.
Stock Prices
The Company has common stock investments in publicly traded companies that are subject to market price volatility. Upon adoption of ASU 2016-01 in the first quarter of fiscal 2019, any changes in fair value of the Company’s common stock investments are recognized in the Statement of Operations. These investments had an aggregate fair value of approximately $54 million as of June 30, 2020. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in income of approximately $5 million before tax.
Credit Risk
Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2020 or June 30, 2019 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2020, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NEWS CORPORATION

Management’s Report on Internal Control Over Financial Reporting for June 30, 2020
Management of News Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, and for the assessment of the effectiveness of internal control over financial reporting. News Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of News Corporation;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;
•provide reasonable assurance that receipts and expenditures of News Corporation are being made only in accordance with authorizations of management and directors of News Corporation; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
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
Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2020, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management determined that, as of June 30, 2020, News Corporation maintained effective internal control over financial reporting.
Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020, has audited the Company’s internal control over financial reporting. Their report appears on the following page.
August 11, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of News Corporation:
Opinion on Internal Control over Financial Reporting
We have audited News Corporation’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, News Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of News Corporation as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated August 11, 2020 expressed an unqualified opinion thereon.
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
August 11, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of News Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of News Corporation (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of News Corporation at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), News Corporation’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 11, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases effective July 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) and the related amendments.
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

Valuation of goodwill and indefinite-lived intangible assets

Description of the Matter
As reflected in the Company’s consolidated financial statements, at June 30, 2020, the Company’s goodwill was $3,951 million and indefinite-lived intangible assets were $947 million. As disclosed in Note 8 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment. As a result of these assessments, the Company recognized impairments of $1,098 million on goodwill and $194 million on indefinite-lived intangible assets during the year ended June 30, 2020.
Auditing management’s impairment tests of goodwill and indefinite-lived intangible assets was complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the reporting units and indefinite-lived intangible assets. In particular, the fair value estimates of the reporting units were sensitive to changes in significant assumptions such as discount rates, revenue growth rates, operating margins, estimated spend on capital expenditures, terminal growth rates and market multiples. The fair value estimates for indefinite-lived intangible assets were sensitive to significant assumptions such as discount rates, revenue growth rates, royalty rates, and terminal growth rates. These assumptions are affected by expected future market or economic conditions, including the impact of COVID-19.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite-lived intangible asset impairment assessment process. For example, we tested controls over the Company’s long range planning process as well as controls over the review of the significant assumptions in estimating the fair values of the reporting units and indefinite-lived intangible assets.
To test the fair values of the reporting units and indefinite-lived intangible assets, our audit procedures included assessing methodologies and testing the significant assumptions and underlying data used by the Company. This included forecasted revenue including subscriber growth, customer churn, and new product launches. We compared the significant assumptions used in the Company’s long range plan, including forecasted revenue and operating margins, to current industry and economic trends, including the impact of COVID-19, while also considering changes in the Company’s business model, customer base and product mix. We assessed the historical accuracy of management’s estimates by comparing past projections to actual performance and assessed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and indefinite-lived intangible assets resulting from changes in the assumptions. We also involved a valuation specialist to assist in evaluating the Company’s models, valuation methodology, and significant assumptions used in the fair value estimates. We tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Impairment of property, plant, and equipment

Description of the Matter
As reflected in the Company’s consolidated financial statements, at June 30, 2020, the Company’s property, plant and equipment balance was $2,256 million. As discussed in Note 7 to the consolidated financial statements, during 2020 the Company recorded property, plant and equipment impairment charges of $203 million at News UK and News Corp Australia due to the impact of adverse print advertising and print circulation trends on the future expected performance of the business, which were accelerated by the COVID-19 pandemic. The Company evaluated its property, plant and equipment in these locations for recoverability and concluded that certain assets were impaired.
Auditing the Company’s impairment assessments involved subjective auditor judgment due to the significant estimation involved in determining the fair values, including the projected cash flows used to evaluate the recoverability and the significant assumptions used in estimating the fair values of long-lived assets for which impairment was indicated.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to measure impairments of property, plant and equipment. Our audit procedures included, among others, testing controls over the Company’s long range planning process as well as controls over the review of the significant assumptions used in estimating the fair values of the property, plant and equipment.
Our testing of the Company’s impairment of property, plant and equipment included, among other procedures, evaluating the Company’s long range plan by comparing the significant assumptions to current industry and economic trends, including the impact of COVID-19, changes in the Company’s business model, customer base or product mix and also assessed the historical accuracy of management’s estimates. We audited management’s forecasted print advertising revenue and print circulation revenue streams to identify, understand and evaluate the changes as compared to the historical results. We reviewed the valuation methodology to assess whether the methodology is widely recognized and appropriate for use in the valuation of the property, plant and equipment, tested the data used in the valuation, and recalculated the valuation estimate based on the applicable inputs. We also involved our valuation specialists to assist in our assessment of the valuation approach and assumptions used to estimate the fair value.

Assessment of realizability of deferred tax assets

Description of the Matter
As discussed in Note 20 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. For the year-ended June 30, 2020, the Company had deferred tax assets before valuation allowances of $2.2 billion.
Auditing management’s assessment of recoverability of deferred tax assets in the U.S. and non-U.S. jurisdictions involved subjective estimation and complex auditor judgment in determining whether sufficient future taxable income, including projected pre-tax income, will be generated to support the realization of the existing deferred tax assets before expiration.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of pre-tax income.
Among other audit procedures performed, we evaluated the assumptions used by the Company to develop projections of future taxable income, including the pre-tax income, by income tax jurisdiction and tested the completeness and accuracy of the underlying data used in the projections. For example, we compared the projections of pre-tax income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends, including the impact of COVID-19. We also compared the projections of future pre-tax income with other forecasted financial information prepared by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
New York, New York
August 11, 2020

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

		For the fiscal years ended June 30,
	Notes	2020	2019	2018
Revenues:
Circulation and subscription		$3,857	$4,104	$3,021
Advertising		2,193	2,738	2,856
Consumer		1,593	1,679	1,664
Real estate		862	908	858
Other		503	645	625
Total Revenues	3	9,008	10,074	9,024
Operating expenses		(5,000)	(5,639)	(4,904)
Selling, general and administrative		(2,995)	(3,191)	(3,049)
Depreciation and amortization		(644)	(659)	(472)
Impairment and restructuring charges	5, 7, 8	(1,830)	(188)	(351)
Equity losses of affiliates	6	(47)	(17)	(1,006)
Interest expense, net		(25)	(59)	(7)
Other, net	22	9	33	(324)
(Loss) income before income tax expense		(1,524)	354	(1,089)
Income tax expense	20	(21)	(126)	(355)
Net (loss) income		(1,545)	228	(1,444)
Less: Net loss (income) attributable to noncontrolling interests		276	(73)	(70)
Net (loss) income attributable to News Corporation stockholders		$(1,269)	$155	$(1,514)
Net (loss) income available to News Corporation stockholders per share	15
Basic		$(2.16)	$0.27	$(2.60)
Diluted		$(2.16)	$0.26	$(2.60)
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(IN MILLIONS)

	For the fiscal years ended June 30,
	2020	2019	2018
Net (loss) income	$(1,545)	$228	$(1,444)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(200)	(247)	(123)
Net change in the fair value of cash flow hedges(a)	(9)	2	4
Unrealized holding gains (losses) on securities, net(b)	—	—	27
Benefit plan adjustments, net(c)	(42)	(43)	128
Share of other comprehensive income from equity affiliates, net(d)	—	—	12
Other comprehensive (loss) income	(251)	(288)	48
Comprehensive loss	(1,796)	(60)	(1,396)
Less: Net loss (income) attributable to noncontrolling interests	276	(73)	(70)
Less: Other comprehensive income attributable to noncontrolling interests	43	58	42
Comprehensive loss attributable to News Corporation stockholders	$(1,477)	$(75)	$(1,424)
________________________
(a)Net of income tax (benefit) expense of $(3) million, $1 million and $2 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
(b)Net of income tax expense of $1 million for the fiscal year ended June 30, 2018.
(c)Net of income tax (benefit) expense of $(11) million, $(10) million and $28 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
(d)Net of income tax expense of $5 million for the fiscal year ended June 30, 2018.
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

		As of June 30,
	Notes	2020	2019
Assets:
Current assets:
Cash and cash equivalents		$1,517	$1,643
Receivables, net	2	1,203	1,544
Inventory, net		348	348
Other current assets		393	515
Total current assets		3,461	4,050
Non-current assets:
Investments	6	297	335
Property, plant and equipment, net	7	2,256	2,554
Operating lease right-of-use assets		1,061	—
Intangible assets, net	8	1,864	2,426
Goodwill	8	3,951	5,147
Deferred income tax assets	20	332	269
Other non-current assets	22	1,039	930
Total assets		$14,261	$15,711
Liabilities and Equity:
Current liabilities:
Accounts payable		$351	$411
Accrued expenses		1,019	1,328
Deferred revenue	3	398	428
Current borrowings	9	76	449
Other current liabilities	22	838	724
Total current liabilities		2,682	3,340
Non-current liabilities:
Borrowings	9	1,183	1,004
Retirement benefit obligations	18	277	266
Deferred income tax liabilities	20	258	295
Operating lease liabilities		1,146	—
Other non-current liabilities		326	495
Commitments and contingencies	17
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,148	12,243
Accumulated deficit		(3,241)	(1,979)
Accumulated other comprehensive loss	22	(1,331)	(1,126)
Total News Corporation stockholders’ equity		7,582	9,144
Noncontrolling interests		807	1,167
Total equity		8,389	10,311
Total liabilities and equity		$14,261	$15,711
________________________
(a)Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 388,922,752 and 385,580,015 shares issued and outstanding, net of 27,368,413 treasury shares at par at June 30, 2020 and June 30, 2019, respectively.
(b)Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at June 30, 2020 and June 30, 2019, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

		For the fiscal years ended June 30,
	Notes	2020	2019	2018
Operating activities:
Net (loss) income		$(1,545)	$228	$(1,444)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization		644	659	472
Operating lease expense	10	160	—	—
Equity losses of affiliates	6	47	17	1,006
Cash distributions received from affiliates		7	32	5
Impairment charges	7,8	1,690	96	280
Other, net	22	(9)	(33)	324
Deferred income taxes and taxes payable	20	(51)	—	202
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(1,470)	134	(128)
Inventories, net		9	(58)	(14)
Accounts payable and other liabilities		1,298	(147)	54
Net cash provided by operating activities		780	928	757
Investing activities:
Capital expenditures		(438)	(572)	(364)
Acquisitions, net of cash acquired		(32)	(188)	(77)
Investments in equity affiliates and other		(8)	(4)	(18)
Other investments		11	(34)	(33)
Proceeds from property, plant and equipment and other asset dispositions		36	103	138
Other, net		4	18	33
Net cash used in investing activities		(427)	(677)	(321)
Financing activities:
Borrowings	9	926	681	95
Repayment of borrowings	9	(1,226)	(1,116)	(213)
Dividends paid		(158)	(161)	(158)
Other, net		(14)	(14)	(122)
Net cash used in financing activities		(472)	(610)	(398)
Net change in cash and cash equivalents		(119)	(359)	38
Cash and cash equivalents, beginning of year		1,643	2,034	2,016
Exchange movement on opening cash balance		(7)	(32)	(20)
Cash and cash equivalents, end of year		$1,517	$1,643	$2,034
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2017	382	$4	200	$2	$12,395	$(648)	$(964)	$10,789	$284	$11,073
Net (loss) income	—	—	—	—	—	(1,514)	—	(1,514)	70	(1,444)
Other comprehensive income (loss)	—	—	—	—	—	—	90	90	(42)	48
Foxtel transaction(a)	—	—	—	—	—	—	—	—	914	914
Dividends	—	—	—	—	(119)	—	—	(119)	(39)	(158)
Other	1	—	—	—	46	(1)	—	45	(1)	44
Balance, June 30, 2018	383	4	200	2	12,322	(2,163)	(874)	9,291	1,186	10,477
Cumulative impact from adoption of new accounting standards	—	—	—	—	—	32	(22)	10	10	20
Net income	—	—	—	—	—	155	—	155	73	228
Other comprehensive loss	—	—	—	—	—	—	(230)	(230)	(58)	(288)
Dividends	—	—	—	—	(117)	—	—	(117)	(44)	(161)
Other	3	—	—	—	38	(3)	—	35	—	35
Balance, June 30, 2019	386	4	200	2	12,243	(1,979)	(1,126)	9,144	1,167	10,311
Cumulative impact from adoption of new accounting standards	—	—	—	—	—	6	3	9	—	9
Net loss	—	—	—	—	—	(1,269)	—	(1,269)	(276)	(1,545)
Other comprehensive loss	—	—	—	—	—	—	(208)	(208)	(43)	(251)
Dividends	—	—	—	—	(117)	—	—	(117)	(41)	(158)
Other	3	—	—	—	22	1	—	23	—	23
Balance, June 30, 2020	389	$4	200	$2	$12,148	$(3,241)	$(1,331)	$7,582	$807	$8,389
______________
(a)See Note 4—Acquisitions, Disposals and Other Transactions.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: digital real estate services, subscription video services in Australia, news and information services and book publishing.
During the three months ended June 30, 2020, in connection with the Company's sale of its News America Marketing reporting unit and its annual review of its reportable segments, the Company determined to disaggregate its Dow Jones operating segment as a separate reportable segment in accordance with Accounting Standard Codification (“ASC”) 280, “Segment Reporting.” Previously, the financial information for this operating segment was aggregated with the businesses within the News Media operating segment and, together, formed the News and Information Services reportable segment. Following the sale of its News America Marketing business in the fourth quarter of fiscal 2020 and in conjunction with the Company’s annual budgeting process, the Company determined that aggregation was no longer appropriate as certain of the remaining businesses no longer shared similar economic characteristics. As a result, the Company has revised its historical disclosures to reflect the new Dow Jones and News Media reportable segments for all years presented.
In April 2018, News Corp and Telstra Corporation Limited (“Telstra”) combined their respective 50% interests in the Foxtel Group and News Corp’s 100% interest in FOX SPORTS Australia into a new company, NXE Australia Pty Ltd. (the “Transaction”), which the Company refers to herein as “Foxtel” for post-Transaction periods. Following the completion of the Transaction, News Corp owns a 65% interest in the combined business, with Telstra owning the remaining 35%. Consequently, the Company began consolidating the Foxtel Group in the fourth quarter of fiscal 2018. See Note 4—Acquisitions, Disposals and Other Transactions; Note 6—Investments; Note 8—Goodwill and Other Intangible Assets; Note 9—Borrowings; and Note 12—Financial Instruments and Fair Value Measurements. For periods prior to the completion of the Transaction, the Company continues to refer to its equity investment in the Foxtel Group as Foxtel.
Basis of presentation
The accompanying consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s financial statements as of and for the fiscal years ended June 30, 2020, 2019 and 2018 are presented on a consolidated basis.
The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”
The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2020, fiscal 2019 and fiscal 2018 each included 52 weeks. All references to the fiscal years ended June 30, 2020, 2019 and 2018 relate to the fiscal years ended June 28, 2020, June 30, 2019 and July 1, 2018, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of June 30.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The Consolidated Financial Statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities (“VIEs”) as defined by Financial Accounting Standards Board (“FASB”) ASC 810-10, “Consolidation” (“ASC 810-10”) and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. All significant intercompany accounts and transactions have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current fiscal year presentation. Specifically, in fiscal 2020, the Company reclassified the costs associated with certain initiatives previously included within the Other segment to segments directly benefited by these initiatives. For the fiscal year ended June 30, 2019, these reclassifications to Selling, general and administrative were as follows:

	As Reported	Selling, general and administrative reclassification	As Adjusted
	(in millions)
Digital Real Estate Services	(608)	(6)	(614)
Subscription Video Services	(346)	(1)	(347)
Dow Jones	(582)	(4)	(586)
Book Publishing	(327)	(1)	(328)
News Media	(1,135)	(23)	(1,158)
Other	(193)	35	(158)
Selling, general and administrative	(3,191)	—	(3,191)
Also, in fiscal 2019, the Company reclassified Conference Sponsorship revenues at its Dow Jones reporting unit and Merchandising revenues at the News America Marketing reporting unit from Other revenues to Advertising revenues as the Company believes that the reclassification more accurately reflects the nature of those revenue streams. These revenue reclassifications totaled $57 million for the fiscal year ended June 30, 2018.
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
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and other investments that are readily convertible into cash with original maturities of three months or less. The Company’s cash and cash equivalents balance as of June 30, 2020 and 2019 also includes $153 million and $97 million, respectively, which is not readily accessible by the Company as it is held by REA Group Limited (“REA Group”), a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company classifies cash as restricted when the cash is unavailable for use in its general operations. The Company had no restricted cash as of June 30, 2020 and 2019.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Receivables, net consist of:

	As of June 30,
	2020	2019
	(in millions)
Receivables	$1,276	$1,590
Allowances for doubtful accounts	(73)	(46)
Receivables, net	$1,203	$1,544
The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2020 or June 30, 2019 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
Inventory, net
Inventory primarily consists of programming rights, books, newsprint and printing ink. In accordance with ASC 920, “Entertainment—Broadcasters,” program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Programming costs are amortized based on the expected pattern of consumption over the license period or expected useful life of each program. The pattern of consumption is based primarily on consumer viewership information as well as other factors. The Company regularly reviews its programming assets to ensure they continue to reflect net realizable value. Changes in circumstances may result in a write-down of the asset to fair value.
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
Investments in which the Company has no significant influence (generally less than a 20% ownership interest) or does not have the ability to exercise significant influence are accounted for in accordance with Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). Gains and losses on equity securities with readily determinable fair market values are recorded in Other, net in the Statement of Operations. Equity securities without readily determinable fair market values are valued at cost, less

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. See Note 6—Investments.
Financial instruments and derivatives
The carrying value of the Company’s financial instruments, including cash and cash equivalents, approximate fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange, trading in an over-the-counter market which are considered to be Level 2 measurements or unobservable inputs that require the Company to use its own best estimates about market participant assumptions which are considered to be Level 3 measurements. See Note 12—Financial Instruments and Fair Value Measurements.
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
The Company determines the fair values of its derivatives using standard valuation models. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the financial risks. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates and foreign currency exchange rates. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. All of the Company’s derivatives are over-the-counter instruments with liquid markets. The carrying values of the derivatives reflect the impact of master netting agreements which allow the Company to net settle positive and negative positions with the same counterparty. As the Company does not intend to settle any derivatives at their net positions, derivative instruments are presented gross in the Balance Sheets. See Note 12—Financial Instruments and Fair Value Measurements.
The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2020, the Company did not anticipate nonperformance by any of the counterparties.
Cash flow hedges
Cash flow hedges are used to mitigate the Company’s exposure to variability in cash flows that is attributable to particular risk associated with a highly probable forecasted transaction or a recognized asset or liability which could affect income or expenses. The effective portion of the gain or loss on the hedging instrument is recognized directly in Accumulated other comprehensive loss. Amounts recorded in Accumulated other comprehensive loss are recognized in the Statements of Operations when the hedged forecasted transaction impacts income or if the forecasted transaction is no longer expected to occur.
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
Economic hedges
Derivatives not designated as accounting hedge relationships are referred to as economic hedges. Economic hedges are those derivatives which the Company uses to mitigate its exposure to variability in the cash flows of a forecasted transaction or the fair value of a recognized asset or liability, but which do not qualify for hedge accounting in accordance with ASC 815. The economic hedges are adjusted to fair value each period in Other, net in the Statements of Operations.

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
Leases
Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. The Company’s operating leases primarily consist of real estate, including office space, warehouse space and printing facilities and satellite transponders for purposes of providing its subscription video services to consumers and its finance leases consist of satellite transponders.
For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the applicable lease terms. For finance leases, lease expense consists of the depreciation of the right-of-use asset, as well as interest expense recognized on the lease liability based on the effective interest method using the rate implicit in the lease or the Company's incremental borrowing rate. A lease's term begins on the date that the Company obtains possession of the leased premises and goes through the expected lease termination date. See Note 10—Leases.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Goodwill and intangible assets
The Company has goodwill and intangible assets, including trademarks and tradenames, newspaper mastheads, publishing imprints, radio broadcast licenses, publishing rights and customer relationships. Goodwill is recorded as the difference between the cost of acquiring entities or businesses and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually during the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts. Intangible assets with finite lives are amortized over their estimated useful lives.
Goodwill is reviewed for impairment at a reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments. For purposes of its goodwill impairment review, the Company has identified Dow Jones, the Australian newspapers, the U.K. newspapers, Storyful Limited (“Storyful”), Wireless Group plc (“Wireless Group”), Foxtel, Australian News Channel (“ANC”), HarperCollins, REA Group and Move, Inc. (“Move”), as its reporting units.
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
The Company also performs impairment reviews on its indefinite-lived intangible assets, including trademarks and tradenames, newspaper mastheads, publishing imprints and radio broadcast licenses. Newspaper mastheads and book publishing imprints are reviewed on an aggregated basis in accordance with ASC 350. Trademarks and tradenames and radio broadcast licenses are reviewed individually. In assessing its indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing the asset for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine if the fair value of an indefinite-lived intangible asset is less than its carrying value. If through a quantitative analysis the Company determines the fair value of an indefinite-lived intangible asset exceeds its carrying amount, the indefinite-lived intangible asset is considered not to be impaired. If the Company concludes that the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment will be recognized for the amount by which the carrying amount exceeds the indefinite-lived intangible asset’s fair value.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Fair value measurements
The Company has various financial instruments that are measured at fair value on a recurring basis, including certain marketable securities and derivatives. The Company also applies the provisions of fair value measurement to various non-recurring measurements for the Company’s non-financial assets and liabilities. With the exception of investments measured using the net asset value per share practical expedient prescribed in ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” or ASU 2016-01 described above, the Company measures assets and liabilities in accordance with ASC 820, “Fair Value Measurements” (“ASC 820”), using inputs from the following three levels of the fair value hierarchy: (i) inputs that are quoted prices in active markets for identical assets or liabilities (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) unobservable inputs that require the entity to use its own best estimates about market participant assumptions (“Level 3”). See Note 12—Financial Instruments and Fair Value Measurements.
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
During fiscal 2019, the Company adopted ASU 2016-01. Prior to the adoption of ASU 2016-01, the Company regularly reviewed its investments in equity securities for impairments based on criteria that included the extent to which an investment’s carrying value exceeded its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. As a result of the adoption of ASU 2016-01, the Company remeasures the value of these equity securities each quarter and includes the impact from the remeasurement in Other, net in the Statements of Operations.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Long-lived assets
ASC 360, “Property, Plant, and Equipment” (“ASC 360”) and ASC 350 require the Company to periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized if the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less their costs to sell.
Treasury Stock
The Company accounts for treasury stock using the cost method. Upon the retirement of treasury stock, the Company allocates the value of treasury shares between common stock, additional paid-in capital and retained earnings. All shares repurchased to date have been retired. See Note 13—Stockholders' Equity.
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
Circulation and subscription revenues
Circulation and subscription revenues include subscription and single-copy sales of digital and print news products, information services subscription revenues and pay television broadcast and over-the-top, or OTT subscription revenues. Circulation revenues are based on the number of copies of the printed news products (through home-delivery subscriptions and single-copy sales) and/or digital subscriptions sold, and the associated rates charged to the customers. Single-copy revenue is recognized at a point in time on the date the news products are sold to distribution outlets, net of provisions for related returns.
Revenues from home delivery and digital subscriptions are recognized over the subscription term as the news products and/or digital subscriptions are delivered. Information services subscription revenues are recognized over time as the subscriptions are delivered. Payments from subscribers are generally due at the beginning of the month and are recorded as deferred revenue. Such amounts are recognized as revenue as the associated subscription is delivered.
Revenue generated from subscriptions to receive pay television broadcast, OTT, broadband and phone services for residential and commercial subscribers is recognized over time on a monthly basis as the services are provided. Payment is generally received monthly in advance of providing services, and is deferred upon receipt. Such amounts are recognized as revenue as the related services are provided.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Real Estate revenues
Real estate revenues are derived from the sale of digital real estate listing products and advanced client management and reporting products, as well as services to agents, brokers and developers. Revenue is typically recognized over the contractual period during which the services are provided. Payments are generally due monthly over the subscription term.
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
Contracts with multiple performance obligations
The Company has certain revenue contracts which contain multiple performance obligations such as print and digital advertising bundles, digital and print newspaper subscription bundles and bundled video service subscriptions. Revenues derived from sales contracts that contain multiple products and services are allocated based on the relative standalone selling price of each performance obligation to be delivered. Standalone selling price is typically determined based on prices charged to customers for the same or similar goods or services on a standalone basis. If observable standalone prices are not available, the Company estimates standalone selling price by maximizing the use of observable inputs to most accurately reflect the price of each individual performance obligation. Revenue is recognized as each performance obligation included in the contract is satisfied.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising expenses
The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising and promotional expenses recognized totaled $525 million, $669 million and $663 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Earnings (loss) per share
Basic earnings (loss) per share for Class A Common Stock and Class B Common Stock is calculated by dividing Net income (loss) available to News Corporation stockholders by the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding during the period. Diluted earnings (loss) per share for Class A Common Stock and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed issuance of shares issuable under the Company’s equity-based compensation plans. See Note 15—Earnings (Loss) Per Share.
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
Recently Issued Accounting Pronouncements
Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in ASU 2016-02 require lessees to recognize all leases on the balance sheet by recording a right-of-use asset and a lease liability, and lessor accounting has been updated to align with the new requirements for lessees. The FASB also issued additional standards which provide clarification and implementation guidance, and have the same effective date as ASU 2016-02. The Company adopted ASU 2016-02 on a modified retrospective basis as of July 1, 2019. The Company’s adoption of ASU 2016-02 also resulted in the reclassification of prepaid and deferred rent to Operating lease right-of-use assets. See Note 10—Leases.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments address specific limitations in previous GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. ASU 2017-12 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company adopted the guidance on a cumulative-effect basis for its outstanding cash flow hedges that qualified for hedge accounting as of July 1, 2019. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.
In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). The amendments in ASU 2018-02 provide an option to reclassify from Accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”). ASU 2018-02 is effective for the Company for annual and interim reporting periods beginning July 1, 2019. The Company adopted the guidance as of July 1, 2019 and elected to not reclassify the stranded tax effects resulting from the Tax Act from Accumulated other comprehensive loss to Accumulated deficit. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.
In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”). The amendments in ASU 2019-04 clarify certain aspects of accounting for credit losses, hedging activities and financial instruments. For entities that have adopted ASU 2017-12, the effective date and transition requirements for ASU 2019-04 are the same as the effective date and transition requirements for ASU 2017-12. For entities that have adopted ASU 2016-01, ASU 2019-04 is effective for annual and interim reporting periods beginning July 1, 2020 and early adoption is permitted. For clarifications around credit losses, the effective date will be the same as the effective date in ASU 2016-13 (described below). The Company adopted the amendments in ASU 2019-04 related to ASU 2017-12 and ASU 2016-01 as of July 1, 2019. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Issued
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company does not expect ASU 2016-13 to have a material impact on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820, “Fair Value Measurement.” ASU 2018-13 eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company does not expect ASU 2018-13 to have a material impact on its Consolidated Financial Statements.
In March 2019, the FASB issued ASU 2019-02, “Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials (a consensus of the Emerging Issues Task Force)” (“ASU 2019-02”). The amendments in ASU 2019-02 align the impairment model in Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350) with the fair value model in Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20). ASU 2019-02 must be adopted on a prospective basis and is effective for the Company for annual and interim reporting periods beginning July 1, 2020, with early adoption permitted. The Company does not expect ASU 2019-02 to have a material impact on its Consolidated Financial Statements.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Disaggregated revenue
The following tables present revenue by type and segment for the fiscal years ended June 30, 2020 and 2019:

	For the fiscal year ended June 30, 2020
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$36	$1,673	$1,191	$—	$956	$1	$3,857
Advertising	98	174	359	—	1,562	—	2,193
Consumer	—	—	—	1,593	—	—	1,593
Real estate	862	—	—	—	—	—	862
Other	69	37	40	73	283	1	503
Total Revenues	$1,065	$1,884	$1,590	$1,666	$2,801	$2	$9,008

	For the fiscal year ended June 30, 2019
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$49	$1,926	$1,120	$—	$1,008	$1	$4,104
Advertising	122	215	393	—	2,007	1	2,738
Consumer	—	—	—	1,679	—	—	1,679
Real estate	908	—	—	—	—	—	908
Other	80	61	36	75	392	1	645
Total Revenues	$1,159	$2,202	$1,549	$1,754	$3,407	$3	$10,074
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the fiscal year ended June 30, 2020 and 2019:

	For the fiscal year ended June 30,
	2020	2019
	(in millions)
Beginning balance	$428	$510
Deferral of revenue	3,091	3,008
Recognition of deferred revenue (a)	(3,064)	(3,084)
Other (b)	(57)	(6)
Ending balance	$398	$428
________________________
(a)For the fiscal years ended June 30, 2020 and 2019, the Company recognized approximately $384 million and $493 million, respectively, of revenue which was included in the opening deferred revenue balance.
(b)For the fiscal year ended June 30, 2020, the Company disposed of $51 million of deferred revenue in connection with the sale of News America Marketing. See Note 4—Acquisitions, Disposals and Other Transactions.
Contract assets were immaterial for disclosure as of June 30, 2020 and 2019.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
During the fiscal year ended June 30, 2020, the Company recognized approximately $319 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of June 30, 2020 was approximately $496 million, of which approximately $216 million is expected to be recognized during fiscal 2021, $110 million is expected to be recognized in fiscal 2022 and $46 million is expected to be recognized in fiscal 2023, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606.
NOTE 4. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
Fiscal 2020
News America Marketing
On May 5, 2020, the Company sold its News America Marketing business, a reporting unit within its News Media segment (the “Disposition”). The aggregate purchase price for the Disposition consists of (a) up to approximately $235 million, comprised of (i) $50 million in cash at closing, subject to working capital and other adjustments, less cash reinvested to acquire a 5% equity interest in the business at closing, and (ii) additional deferred cash payments payable on or before the fifth anniversary of closing in an aggregate amount of between $125 million and approximately $185 million, depending on the timing of such payments, and (b) a warrant to purchase up to an additional 10% equity interest in the business, which is exercisable on or prior to the seventh anniversary of closing. An immaterial gain related to the Disposition was recorded within Other, net. In the Disposition, the Company retained certain liabilities relating to News America Marketing, including those arising from its ongoing legal proceedings with Valassis Communications, Inc. (“Valassis”) and Insignia Systems, Inc. (“Insignia”). See Note 17—Commitments and Contingencies.
The major classes of assets and liabilities disposed of were as follows:

As of May 5, 2020
(in millions)
Receivables, net	$214
Other current assets	26
Intangible assets, net	225
Other non-current assets	29
Impairment charge on disposal group (a)	(175)
Total assets	$319
Accounts payable	$33
Accrued expenses	65
Deferred revenue	51
Other current liabilities	46
Other non-current liabilities	7
Total liabilities	$202
________________________
(a)See Note 8—Goodwill and Other Intangible Assets.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Loss) income before income tax relating to News America Marketing included in the Statements of Operations was $(416) million, $22 million and $(100) million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
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
Fiscal 2019
Opcity
In October 2018, the Company acquired Opcity, a market-leading real estate technology platform that matches qualified home buyers and sellers with real estate professionals in real time. The total transaction value was approximately $210 million, consisting of approximately $182 million in cash, net of $7 million of cash acquired, and approximately $28 million in deferred payments and restricted stock unit awards for Opcity’s founders and qualifying employees, which is being recognized as compensation expense over the three years following the closing. Included in the cash amount was approximately $20 million that is being held back to satisfy post-closing claims. The acquisition broadens realtor.com®’s lead generation product portfolio, allowing real estate professionals to choose between traditional lead products or a referral-based model that provides highly vetted, transaction-ready leads. Opcity is a subsidiary of Move, and its results are included within the Digital Real Estate Services segment.
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
________________________
(a)Primarily represents the fair value of 35% of FOX SPORTS Australia exchanged as consideration in the Transaction and has been included in noncontrolling interest.
(b)Primarily represents the fair value of 35% of Foxtel, which includes the impact of certain market participant synergies.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Smartline Home Loans Pty Limited
In July 2017, REA Group acquired an 80.3% interest in Smartline Home Loans Pty Limited (“Smartline”) for approximately A$70 million in cash (approximately $55 million). The minority shareholders have the option to sell the remaining 19.7% interest to REA Group beginning three years after closing at a price dependent on the financial performance of Smartline. If the option is not exercised, the minority interest will become mandatorily redeemable four years after closing. As a result, REA Group recognized a liability of $12 million in the three months ended September 30, 2017 for the present value of the amount expected to be paid for the remaining interest based on the formula specified in the acquisition agreement. In July 2019, REA Group acquired the remaining 19.7% of Smartline. Smartline is one of Australia’s premier mortgage broking franchise groups, and the acquisition provides REA Group’s financial services business with greater scale and capability. Under the acquisition method of accounting, the total consideration was allocated to net tangible assets and identifiable intangible assets based upon the fair value as of the date of completion of the acquisition. The excess of the total consideration over the fair value of the net tangible assets and identifiable intangible assets acquired was recorded as goodwill. The acquired intangible assets of approximately $19 million primarily relate to customer relationships which have a useful life of 16 years. The Company recorded approximately $49 million of goodwill on the transaction. Smartline is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment.
NOTE 5. RESTRUCTURING PROGRAMS
The Company recorded restructuring charges of $140 million, $92 million and $71 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, of which $84 million, $68 million and $44 million, respectively, related to the News Media segment. The restructuring charges recorded in fiscal 2020, 2019 and 2018 were primarily for employee termination benefits. The increase in restructuring charges during the fiscal year ended June 30, 2020 was primarily as a result of initiatives undertaken by the Company in response to COVID-19.
Changes in the restructuring program liabilities were as follows:

	One-time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, June 30, 2017	$33	$6	$10	$49
Additions	69	—	2	71
Payments	(73)	(2)	(1)	(76)
Other	—	(2)	—	(2)
Balance, June 30, 2018	$29	$2	$11	$42
Additions	92	—	—	92
Payments	(91)	—	(2)	(93)
Other	(2)	—	1	(1)
Balance, June 30, 2019	$28	$2	$10	$40
Additions	140	—	—	140
Payments	(109)	—	(1)	(110)
Other	5	(2)	—	3
Balance, June 30, 2020	$64	$—	$9	$73
As of June 30, 2020 and June 30, 2019 restructuring liabilities of approximately $64 million and $30 million, respectively, were included in the Balance Sheet in Other current liabilities and $9 million and $10 million, respectively, were included in Other non-current liabilities.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of June 30, 2020	As of June 30,
		2020	2019
		(in millions)
Equity method investments(a)	various	$120	$148
Equity securities(b)	various	177	187
Total Investments		$297	$335
________________________
(a)Equity method investments are primarily comprised of Foxtel’s investment in Nickelodeon Australia Joint Venture and Elara Technologies Pte. Ltd. (“Elara”), which operates PropTiger.com and Housing.com.
(b)Equity securities are primarily comprised of certain investments in China and the Company’s investment in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets.
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
The components comprising total gains and losses on equity securities are set forth below:

	For the fiscal year ended June 30,
	2020	2019	2018
	(in millions)
Total (losses) gains recognized on equity securities	$(21)	$(23)	$35
Less: Net (losses) gains recognized on equity securities sold or impaired	—	—	7
Unrealized (losses) gains recognized on equity securities held at end of period	$(21)	$(23)	$28
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was as follows:

	For the fiscal year ended June 30,
	2020	2019	2018
	(in millions)
Foxtel(a)	$—	$—	$(974)
Other equity affiliates, net(b)	(47)	(17)	(32)
Total Equity losses of affiliates	$(47)	$(17)	$(1,006)
________________________
(a)Following completion of the Transaction in April 2018, News Corp ceased accounting for Foxtel as an equity method investment and began consolidating its results in the fourth quarter of fiscal 2018. See Note 4—Acquisitions, Disposals and Other Transactions.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
During the fiscal year ended June 30, 2018, the Company amortized $49 million in accordance with ASC 350 related to excess cost over the Company’s proportionate share of its investment’s underlying net assets allocated to finite-lived intangible assets.
(b)Other equity affiliates, net for the fiscal years ended June 30, 2020, 2019 and 2018 include losses primarily from the Company’s interest in Elara. Additionally, during the fiscal years ended June 30, 2020 and 2018, the Company recognized non-cash write-downs of $32 million and $13 million, respectively, on certain equity method investments. The write-downs are reflected in Equity losses of affiliates in the Statements of Operations.
Impairments of Equity Securities
Prior to the adoption of ASU 2016-01 during the first quarter of fiscal 2019, the Company regularly reviewed its investments in equity securities for impairments based on criteria that included the extent to which the investment’s carrying value exceeded its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects. The Company recorded write-offs and impairments of certain available-for-sale securities in the fiscal year ended June 30, 2018 of $33 million which were reclassified out of Accumulated other comprehensive income and included in Other, net. These write-offs and impairments were taken either as a result of the deteriorating financial position of the investee or due to an other-than-temporary impairment resulting from sustained losses and limited prospects for recovery. As a result of the adoption of ASU 2016-01, the Company has included the impact from the remeasurement of its investments in equity securities in Other, net in the Statements of Operations for the fiscal years ended June 30, 2020 and 2019.
Summarized Financial Information
Summarized financial information for Foxtel for fiscal 2018 through April 2, 2018, presented in accordance with U.S. GAAP, was as follows (in millions):

Revenues	$1,818
Operating income(a)	155
Net income	64
________________________
(a)Includes Depreciation and amortization of $187 million for the period ended April 2, 2018. Operating income before depreciation and amortization was $342 million for the period ended April 2, 2018.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2020	2019
		(in millions)
Land		$123	$146
Buildings and leaseholds	3 to 50 years	1,473	1,729
Digital set top units and installations	3 to 10 years	1,006	911
Machinery and equipment	2 to 20 years	1,680	1,792
Capitalized software	2 to 13 years	1,402	1,331
Finance lease right-of-use assets	15 years	124	—
		5,808	5,909
Less: accumulated depreciation and amortization(a)		(3,667)	(3,524)
		2,141	2,385
Construction in progress		115	169
Total Property, plant and equipment, net		$2,256	$2,554
________________________
(a)Includes accumulated amortization of capitalized software of approximately $921 million and $818 million as of June 30, 2020 and 2019, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Depreciation and amortization related to property, plant and equipment was $537 million, $533 million and $372 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. This includes amortization of capitalized software of $231 million, $218 million and $175 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
Fixed Asset Impairments
During the fiscal year ended June 30, 2020, the Company recognized total fixed asset impairment charges of $203 million at News UK and News Corp Australia.
During the fourth quarter of fiscal 2020, as part of the Company’s long-range planning process, the Company reduced its outlook for the U.K. and Australian newspapers due to the impact of adverse print advertising and print circulation trends on the future expected performance of the business, which were accelerated by the COVID-19 pandemic. As a result, the Company recognized non-cash impairment charges of approximately $148 million and $55 million related to the write-down of fixed assets at its U.K. newspapers and Australian newspapers reporting units, respectively. The write-downs were primarily related to print sites, printing presses and print related equipment and capitalized software. Significant unobservable inputs utilized in the income approach valuation method for News UK were a discount rate of 9.5% and a long-term growth rate of (1.0)% and for News Australia were a discount rate of 11.5% and a 0.0% long term growth rate.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying values of the Company’s intangible assets and related accumulated amortization for the fiscal years ended June 30, 2020 and June 30, 2019 were as follows:

	As of June 30,
	2020	2019
	(in millions)
Intangible Assets Not Subject to Amortization
Trademarks and tradenames	$321	$383
Newspaper mastheads	281	296
Distribution networks(a)	—	308
Imprints	224	231
Radio broadcast licenses	121	140
Total intangible assets not subject to amortization	947	1,358
Intangible Assets Subject to Amortization
Publishing rights(b)	261	275
Customer relationships(c)	647	746
Other(d)	9	47
Total intangible assets subject to amortization, net	917	1,068
Total Intangible assets, net	$1,864	$2,426
________________________
(a)The Company's distribution networks were deconsolidated during fiscal 2020 in connection with the sale of News America Marketing. See Note 4—Acquisitions, Disposals and Other Transactions.
(b)Net of accumulated amortization of $252 million and $235 million as of June 30, 2020 and 2019, respectively. The useful lives of publishing rights range from 4 to 30 years primarily based on the weighted-average remaining contractual terms of the underlying publishing contracts and the Company’s estimates of the period within those terms that the asset is expected to generate a majority of its future cash flows.
(c)Net of accumulated amortization of $592 million and $528 million as of June 30, 2020 and 2019, respectively. The useful lives of customer relationships range from 3 to 25 years. The useful lives of these assets are estimated by applying historical attrition rates and determining the resulting period over which a majority of the accumulated undiscounted cash flows related to the customer relationships are expected to be generated.
(d)Net of accumulated amortization of $79 million and $98 million as of June 30, 2020 and 2019, respectively. The useful lives of other intangible assets range from 2 to 15 years. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized impairment charges on its intangible assets of $194 million, $47 million and $50 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, primarily related to indefinite-lived intangible assets in the News Media segment.
Amortization expense related to amortizable intangible assets was $108 million, $126 million and $100 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
Based on the current amount of amortizable intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2021—$98 million; 2022—$94 million; 2023—$87 million; 2024—$83 million; and 2025—$80 million.
The changes in the carrying value of goodwill, by segment, are as follows:

	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Total Goodwill
	(in millions)
Balance, June 30, 2018	$1,261	$1,960	$1,368	$267	$362	$5,218
Acquisitions(a)	125	—	—	—	29	154
Impairments	—	—	—	—	(49)	(49)
Dispositions	—	—	—	—	(16)	(16)
Foreign currency movements	(36)	(116)	—	(1)	(7)	(160)
Balance, June 30, 2019	$1,350	$1,844	$1,368	$266	$319	$5,147
Acquisitions	—	—	—	10	2	12
Impairments	—	(882)	—	—	(216)	(1,098)
Dispositions	(2)	—	—	—	—	(2)
Foreign currency movements	(15)	(77)	—	(12)	(4)	(108)
Balance, June 30, 2020	$1,333	$885	$1,368	$264	$101	$3,951
________________________
(a)In the Digital Real Estate Services segment, the increase in goodwill primarily relates to the acquisition of Opcity and in the News Media segment, the increase in goodwill primarily relates to acquisitions made by the News Corp Australia reporting unit.
The carrying amount of goodwill as of June 30, 2020 and 2019 reflected accumulated impairments of $4.8 billion and $3.7 billion, respectively, principally relating to impairments at the Dow Jones and News Media segments that were recognized prior to the Separation (as defined in Note 11—Redeemable Preferred Stock).
Annual Impairment Assessments
Fiscal 2020
In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually in the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts. See Note 2—Summary of Significant Accounting Policies.
The performance of the Company’s annual impairment analysis resulted in $89 million of impairments to goodwill and indefinite-lived intangible assets in fiscal 2020, primarily related to reporting units within the News Media reporting segment. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 9.0% to 22.5%), long-term growth rates (ranging from 0.0% to 3.0%) and royalty rates (ranging from 0.25%-6.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5.0%-10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Foxtel: During the third quarter of fiscal 2020, the Company recognized non-cash impairment charges totaling $931 million related to the goodwill and indefinite-lived intangible assets at its Foxtel reporting unit. Due to the impact of adverse trends resulting from lower expected broadcast subscribers and the impact that COVID-19 is expected to have on advertising, OTT and commercial subscriber revenues in the near term, the Company revised its future outlook which resulted in a reduction in expected future cash flows of the business. As a result, the Company determined that the fair value of the reporting unit was less than its carrying value and recorded non-cash impairment charges of $882 million to goodwill and $49 million to indefinite-lived intangible assets. The assumptions utilized in the income approach valuation method for Foxtel were discount rates ranging from 10.5% to 11.5%, a long-term growth rate of 2.0% and a royalty rate of 1.5%. The assumptions utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10.0%.

News America Marketing: During the third quarter of fiscal 2020, the Company recognized a non-cash impairment charge of $175 million on the disposal group as a result of the reclassification of its News America Marketing reporting unit to assets held for sale. See Note 4—Acquisitions, Disposals and Other Transactions. During the fiscal year ended June 30, 2020, in addition to the write-down to fair value less costs to sell, the Company recognized non-cash impairment charges of $235 million related to goodwill and indefinite-lived intangible assets at the News America Marketing reporting unit. In the first quarter of fiscal 2020, as a result of the Company’s review of strategic options for the News America Marketing business and other market indicators, the Company determined that the fair value of the reporting unit was less than its carrying value. As a result, the Company recorded non-cash impairment charges of $122 million to goodwill and $113 million to indefinite-lived intangible assets. The assumptions utilized in the income approach valuation method for News America Marketing were discount rates ranging from 17.0% to 18.5% and long-term growth rates ranging from 0.6% to 1.5%.

Fiscal 2019
The performance of the Company’s annual impairment analysis resulted in $87 million of impairments to goodwill and indefinite-lived intangible assets in fiscal 2019, primarily related to goodwill at a reporting unit within the News Media segment. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 9.0% to 25.0%), long-term growth rates (ranging from 0.0% to 3.0%) and royalty rates (ranging from 0.5%-6.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5%-10%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.
Fiscal 2018
The performance of the Company’s annual impairment analysis resulted in impairments of $43 million to goodwill and indefinite-lived intangible assets in fiscal 2018. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 8.5%-25.0%), long-term growth rates (ranging from (1.0)%-3.0%) and royalty rates (ranging from 0.5%-7.5%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10%. Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.
News America Marketing: During the third quarter of fiscal 2018, due to the impact of adverse trends on the expected future performance of the business, the Company revised its future outlook with respect to the News America Marketing reporting unit which resulted in a reduction in expected future cash flows. As a result, the Company determined that the fair value of this reporting unit declined below its carrying value and recorded a $165 million impairment of goodwill and indefinite-lived intangible assets. For this reporting unit and intangible asset, significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 12.5%-14%), long-term growth rates (ranging from (1.9)%-0.9%) and a royalty rate of 2.5%.
Foxtel and FOX SPORTS Australia: Additionally, during the third quarter of fiscal 2018, as part of the Company’s long range planning process and in preparation for the Transaction, the Company assessed the long-term prospects for Foxtel and FOX SPORTS Australia. As a result of lower-than-expected revenues at Foxtel, the Company revised its future outlook for the FOX SPORTS Australia reporting unit, whose revenues are heavily predicated on Foxtel subscribers. Based on the revised projections,

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
the Company determined that the fair value of the reporting unit was less than its carrying value and recorded a $41 million impairment of goodwill in the fiscal year ended June 30, 2018. For the impaired reporting unit, significant unobservable inputs utilized in the income approach valuation method were a discount rate of 9.5% and a long-term growth rate of 2.0%. See Note 6—Investments.
NOTE 9. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at June 30, 2020	Maturity at June 30, 2020	As of June 30, 2020	As of June 30, 2019
			(in millions)
Foxtel Group
Credit facility 2014—tranche 2 (a)	—%	Jan 31, 2020	$—	$56
Credit facility 2015 (a)	—%	Jul 31, 2020	—	281
Credit facility 2016 (a)	—%	Sep 11, 2021	—	193
Credit facility 2019 (b) (c) (d)	3.17%	Nov 22, 2022	371	—
Term loan facility 2019 (e)	6.25%	Nov 22, 2024	171	—
Working capital facility 2017 (a) (c) (d) (f)	3.17%	Nov 22, 2022	—	56
Telstra facility (g)	7.95%	Dec 22, 2027	11	—
US private placement 2009—tranche 3 (h)	—%	Sep 24, 2019	—	75
US private placement 2012—USD portion—tranche 1 (h)	—%	Jul 25, 2019	—	150
US private placement 2012—USD portion—tranche 2 (i)	4.27%	Jul 25, 2022	200	199
US private placement 2012—USD portion—tranche 3 (i)	4.42%	Jul 25, 2024	150	149
US private placement 2012—AUD portion	7.04%	Jul 25, 2022	73	77
REA Group
Credit facility 2016—tranche 3 (j)	—%	Dec 31, 2019	—	168
Credit facility 2018 (k)	0.99%	Apr 27, 2021	48	49
Credit facility 2019 (l)	0.99%	Dec 2, 2021	117	—
Credit facility 2020 (m)	2.14%	Dec 2, 2021	—	—
Finance Lease Liability	See Note 10		118	—
Total borrowings (n)			1,259	1,453
Less: current portion (o)			(76)	(449)
Long-term borrowings			$1,183	$1,004
________________________
(a)During November 2019, certain subsidiaries of NXE Australia Pty Limited (“Foxtel” and together with such subsidiaries, the “Foxtel Debt Group”) repaid the outstanding borrowings under these facilities using a combination of new indebtedness and an A$200 million shareholder loan provided by the Company.
(b)During November 2019, the Foxtel Debt Group entered into an A$610 million revolving credit facility maturing in November 2022 (the “2019 Credit Facility”).
(c)Borrowings under these facilities bear interest at a floating rate of the Australian BBSY plus an applicable margin of between 2.00% and 3.75% per annum depending on the Foxtel Debt Group's net leverage ratio.
(d)As of June 30, 2020, the Foxtel Debt Group had undrawn commitments of A$102 million under these facilities for which it pays a commitment fee of 45% of the applicable margin.
(e)During November 2019, the Foxtel Debt Group entered into an A$250 million term loan facility maturing in November 2024 (the “2019 Term Loan Facility”). Borrowings under the 2019 Term Loan Facility bear interest at a fixed rate of 6.25% per annum.
(f)During November 2019, the Foxtel Debt Group amended its 2017 Working Capital Facility which, among other things, extended the remaining term to three years, decreased the capacity under the facility from A$100 million to A$40 million and increased the applicable margin.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(g)In February 2020, the Foxtel Debt Group entered into an A$170 million subordinated shareholder loan facility agreement (the “Telstra Facility”) that can be used to finance cable transmission costs. The Telstra Facility bears interest at a variable rate of the Australian BBSY plus a margin of 7.75%.
(h)During the first quarter of fiscal 2020, the Foxtel Debt Group repaid $150 million aggregate principal amount of senior unsecured notes which matured in July 2019 and $75 million aggregate principal amount of senior unsecured notes which matured in September 2019.
(i)The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 12—Financial Instruments and Fair Value Measurements.
(j)During December 2019, REA Group repaid the final A$240 million tranche of its A$480 million revolving loan facility using a combination of cash on hand and new indebtedness.
(k)Borrowings under this facility bear interest at a floating rate of the Australian BBSY plus a margin of between 0.85% and 2.75% depending on REA Group’s net leverage ratio.
(l)During December 2019, REA Group entered into an A$170 million unsecured syndicated revolving loan facility maturing in December 2021 (the “2019 REA Group Credit Facility”). Borrowings under this facility bear interest at a floating rate of the Australian BBSY plus a margin of between 0.85% and 2.00% depending on REA Group’s net leverage ratio.
(m)During April 2020, REA Group entered into an A$148.5 million working capital facility (the “2020 REA Group Credit Facility”). Borrowings under this facility bear interest at a floating rate of the Australian BBSY plus a margin of 2.00% or 2.75% depending on REA Group’s net leverage ratio.
(n)The Company’s outstanding borrowings as of June 30, 2020 were incurred by Foxtel and REA Group, consolidated but non wholly-owned subsidiaries of News Corp. These borrowings are only guaranteed by Foxtel and REA Group and their respective subsidiaries, as applicable, and are non-recourse to News Corp.
(o)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.” $28 million relates to the current portion of finance lease liabilities.
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
Borrowings under the 2019 Credit Facility bear interest at a floating rate of the Australian BBSY plus an applicable margin of between 2.00% and 3.75% per annum depending on the Foxtel Debt Group’s net leverage ratio and carry a commitment fee of 45% of the applicable margin on any undrawn balance. Borrowings under the 2019 Term Loan Facility bear interest at a fixed rate of 6.25%. As of June 30, 2020, the Foxtel Debt Group had drawn down the full A$250 million available under the 2019 Term Loan Facility.
In February 2020, the Foxtel Debt Group entered into the Telstra Facility with Telstra, an Australian Securities Exchange (“ASX”)-listed telecommunications company which owns a 35% interest in Foxtel. The Telstra Facility provides Foxtel with up to A$170 million that can be used to finance cable transmission costs due to Telstra under a services arrangement between Foxtel and Telstra. The Telstra Facility bears interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. The terms of the Telstra Facility allow for the capitalization of accrued interest to the principal outstanding. The Company excluded the $11 million utilization of the Telstra Facility for the fiscal year ended June 30, 2020 from the Statement of Cash Flows because it is non-cash.
Covenants and Collateral
The agreements governing the Foxtel Debt Group’s external borrowings (revolving credit facilities, the term loan facility and the U.S. private placement senior unsecured notes) contain customary affirmative and negative covenants and events of default, with customary exceptions, including specified financial and non-financial covenants calculated in accordance with Australian International Financial Reporting Standards. Subject to certain exceptions, these covenants restrict or prohibit members of the Foxtel Debt Group from, among other things, undertaking certain transactions, disposing of certain properties or assets (including

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
subsidiary stock), merging or consolidating with any other person, making financial accommodation available, giving guarantees, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of certain other loans and undergoing fundamental business changes. In addition, the agreements require the Foxtel Debt Group to maintain a ratio of net debt to Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”), as adjusted under the applicable agreements, of not more than 3.75 to 1.0 for fiscal 2020, not more than 3.50 to 1.0 for fiscal 2021 and not more than 3.25 to 1.0 for fiscal 2022 and thereafter. The agreements also require the Foxtel Debt Group to maintain a net interest coverage ratio of not less than 3.5 to 1.0. There are no assets pledged as collateral for any of the borrowings.
REA Group Facilities
In December 2019, REA Group completed a debt refinancing in which it repaid the final A$240 million tranche of its A$480 million revolving loan facility with the proceeds of the new 2019 REA Group Credit Facility and cash on hand. Prior to the SFA Amendment (defined below) in April 2020, borrowings under the 2019 REA Group Credit Facility bore interest at a rate of the Australian BBSY plus a margin of between 0.85% and 1.30% depending on REA Group’s net leverage ratio and carried a commitment fee of 40% of the applicable margin on any undrawn balance. As of June 30, 2020, REA Group had drawn down the full A$170 million available under the 2019 REA Group Credit Facility.
In April 2020, REA Group amended the syndicated facility agreement for the 2019 REA Group Credit Facility (the “SFA Amendment”) to add a new A$148.5 million working capital facility. Borrowings under the 2020 REA Group Credit Facility bear interest at a rate of the Australian BBSY plus a margin of 2.00% or 2.75% depending on REA Group’s net leverage ratio and carry a commitment fee of 50% of the applicable margin on any undrawn balance. The facility will mature on December 2, 2021. As of June 30, 2020, REA Group had not borrowed any funds under the 2020 REA Group Credit Facility.
The SFA Amendment also amended the applicable margin and commitment fee for the 2019 REA Group Credit Facility. The applicable margin is now 0.85% to 2.00% depending on REA Group’s net leverage ratio, and REA Group will pay a commitment fee of 50% of the applicable margin.
The SFA Amendment requires REA Group to maintain (i) a net leverage ratio of not more than 3.25 to 1.0 prior to December 31, 2020 and a net leverage ratio of not more than 4.00 to 1.0 thereafter and (ii) a net interest coverage ratio of not less than 3.0 to 1.0. The terms of the 2018 REA Group Credit Facility were also amended to change the applicable margin, which is now 0.85% to 2.75% depending on REA Group’s net leverage ratio, and to align the financial covenants to the SFA Amendment. The SFA Amendment further provides that REA Group will be restricted from paying dividends if its net leverage ratio exceeds 3.25 to 1.0 and will be required to maintain an aggregate of A$50 million in cash and undrawn commitments under its credit facilities.
REA Group also entered into a new A$20 million overdraft facility (the “2020 Overdraft Facility”) in April 2020. The 2020 Overdraft Facility is an uncommitted facility that will be reviewed annually by the lender and bears interest at a rate based on the lender’s benchmark borrowing rate less a discount of 4.22%. The 2020 Overdraft Facility carries an annual facility fee of 0.15% of the A$20 million overdraft limit. As of June 30, 2020, REA Group had not borrowed any funds under the 2020 Overdraft Facility.
News Corp Revolving Credit Facility
In December 2019, the Company terminated its existing unsecured $650 million revolving credit facility and entered into a new credit agreement (the “2019 Credit Agreement”) which provides for an unsecured $750 million revolving credit facility (the “2019 News Corp Credit Facility”) that can be used for general corporate purposes. The 2019 News Corp Credit Facility has a sublimit of $100 million available for issuances of letters of credit. Under the 2019 Credit Agreement, the Company may request increases in the amount of the facility up to a maximum amount of $1 billion. The lenders’ commitments to make the 2019 News Corp Credit Facility available terminate on December 12, 2024, and the Company may request that the commitments be extended under certain circumstances for up to two additional one-year periods.

Interest on borrowings under the 2019 News Corp Credit Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the 2019 Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the 2019 Credit Agreement, which varies based on the Company’s adjusted operating income net leverage ratio. As of June 30, 2020, the Company was paying a commitment fee of 0.20% on any undrawn balance and an applicable margin of 0.375% for a Base Rate borrowing and 1.375% for a Eurodollar Rate borrowing. As of June 30, 2020, the Company had not borrowed any funds under the 2019 News Corp Credit Facility.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The 2019 Credit Agreement contains certain customary affirmative and negative covenants and events of default with customary exceptions, including limitations on the ability of the Company and the Company's subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of all subsidiaries taken as a whole. In addition, the 2019 Credit Agreement requires the Company to maintain an adjusted operating income net leverage ratio of not more than 3.0 to 1.0, subject to certain adjustments following a material acquisition, and a net interest coverage ratio of not less than 3.0 to 1.0.
Covenants
The Company’s borrowings contain customary representations, covenants, and events of default, including those discussed above. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Company’s debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at June 30, 2020.
Future maturities
The following table summarizes the Company’s debt maturities, excluding finance lease liabilities, as of June 30, 2020:

As of June 30, 2020
(in millions)
Fiscal 2021	$48
Fiscal 2022	117
Fiscal 2023	644
Fiscal 2024	—
Fiscal 2025	321
Thereafter	11
NOTE 10. LEASES
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
The Company assesses whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, the classification and initial measurement of the right-of-use asset and lease liability is determined at lease commencement, which is the date the underlying asset becomes available for use. For operating leases, the Company recognizes the current and non-current portion of its lease liabilities within Other current liabilities and Operating lease liabilities, respectively, and its right-of-use assets within Operating lease right-of-use assets in its Balance Sheet. For finance leases, the Company recognizes the current and non-current portion of its lease liabilities within Current borrowings and Borrowings, respectively, and its right-of-use assets within Property, plant and equipment, net in its Balance Sheet.
Rent expense for operating leases is recognized on a straight-line basis over the lease term. Such amounts are presented within either Selling, general and administrative or Operating expenses in the Statement of Operations based on the nature of the lease. Depreciation expense related to finance lease right-of-use assets is presented within Depreciation and amortization, and interest expense related to finance lease liabilities is presented within Interest expense, net in the Statement of Operations. Variable lease

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
payments are expensed in the period incurred. The Company’s variable lease payments consist of payments dependent on various external indicators, including common area maintenance, real estate taxes and utility charges.
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
In addition, the Company elected to apply the short term lease exemption and not record leases on the Balance Sheet that have a term of 12 months or less and do not contain purchase options reasonably certain of being exercised. The Company recognizes rent expense related to these leases on a straight-line basis over the lease term.
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
Summary of leases
The Company's operating leases primarily consist of real estate, including office space, warehouse space and printing facilities, and satellite transponders. During the fourth quarter of fiscal 2020, the Company modified its contract related to its satellite transponders which resulted in certain transponders being classified as finance leases. Certain leases for satellite transponders were determined to be operating leases in accordance with ASU 2016-02. The Company’s operating leases generally include options to extend the lease term or terminate the lease. Such options do not impact the Company’s lease term assessment until the Company is reasonably certain that the option will be exercised.
Certain of the Company’s leases include rent adjustments which may be indexed to various metrics, including the consumer price index or other inflationary indexes. As a general matter, the Company’s real estate lease arrangements typically require adjustments resulting from changes in real estate taxes and other costs to operate the leased asset.
Other required lease disclosures
The total lease cost for operating and finance leases included in the Statement of Operations was as follows:

	Income Statement Location	For the fiscal year ended June 30, 2020

Operating lease costs	Selling, general and administrative	$139
Operating lease costs	Operating expenses	64
Finance lease costs	Depreciation and amortization	6
Finance lease costs	Interest expense, net	1
Short term lease costs	Operating expenses	9
Variable lease costs	Selling, general and administrative	41
Total lease costs		$260
Total operating lease expense was approximately $195 million and $183 million for the fiscal years ended June 30, 2019 and 2018, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Additional information related to the Company’s operating and finance leases under ASU 2016-02:

	As of June 30, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term	12.2 years	4.7 years
Weighted-average incremental borrowing rate	3.49%	3.64%

For the fiscal year ended June 30, 2020
(in millions)
Cash paid - Operating lease liabilities	$224
Cash paid - Finance lease liabilities - principal	7
Cash paid - Finance lease liabilities - interest	1
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	225

Future minimum lease payments under non-cancellable leases as of June 30, 2020 are as follows:

	As of June 30, 2020
	Operating Leases	Finance Leases
	(in millions)
Fiscal 2021	$174	$31
Fiscal 2022	168	29
Fiscal 2023	156	26
Fiscal 2024	143	26
Fiscal 2025	131	16
Thereafter	824	0
Total future minimum lease payments	$1,596	$128
Less: interest	(319)	(10)
Present value of minimum payments	$1,277	$118
NOTE 11. REDEEMABLE PREFERRED STOCK
In connection with the Company’s separation of its businesses (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”) on June 28, 2013 (the “Distribution Date”), 21st Century Fox sold 4,000 shares of cumulative redeemable preferred stock with a par value of $5,000 per share of a newly formed U.S. subsidiary of the Company. The preferred stock paid dividends at a rate of 9.5% per annum, payable quarterly, in arrears. The preferred stock was callable by the Company at any time after five years and puttable at the option of the holder after 10 years. In July 2018, the Company exercised its call option and redeemed 100% of the outstanding redeemable preferred stock.
NOTE 12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
In accordance with ASC 820, fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs other than quoted prices included in Level 1. The Company could value assets and liabilities included in this level using dealer and broker quotations, certain pricing models, bid prices, quoted prices

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
for similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. For the Company, this primarily includes the use of forecasted financial information and other valuation related assumptions such as discount rates and long term growth rates in the income approach as well as the market approach which utilizes certain market and transaction multiples.
Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period. The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020				June 30, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Foreign currency derivatives—cash flow hedges	$—	$—	$—	$—	$—	$1	$—	$1
Cross-currency interest rate derivatives—fair value hedges	—	24	—	24	—	29	—	29
Cross-currency interest rate derivatives—economic hedges	—	—	—	—	—	12	—	12
Cross-currency interest rate derivatives—cash flow hedges	—	98	—	98	—	116	—	116
Equity securities(a)	54	—	123	177	74	—	113	187
Total assets	$54	$122	$123	$299	$74	$158	$113	$345
Liabilities:
Foreign currency derivatives—cash flow hedges	$—	$3	$—	$3	$—	$—	$—	$—
Interest rate derivatives—cash flow hedges	—	16	—	16	—	20	—	20
Mandatorily redeemable noncontrolling interests	—	—	—	—	—	—	11	11
Cross-currency interest rate derivatives—cash flow hedges	—	18	—	18	—	18	—	18
Total liabilities	$—	$37	$—	$37	$—	$38	$11	$49
________________________
(a)See Note 6—Investments.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the fiscal year ended June 30,
	2020	2019
	(in millions)
Balance—beginning of year (a)	113	127
Additions (b)	19	8
Sales	—	(10)
Measurement adjustments	(4)	(2)
Foreign exchange and other	(5)	(10)
Balance—end of year	$123	$113
________________________
(a)As a result of the adoption of ASU 2016-01 during the first quarter of fiscal 2019, the cumulative net unrealized gains (losses) for these investments contained within Accumulated other comprehensive loss were reclassified through Accumulated deficit as of July 1, 2018.
(b)Includes purchases of equity securities as well as the equity securities received as consideration for the sale of Unruly to Tremor in the third quarter of fiscal 2020.
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
A rollforward of the Company’s mandatorily redeemable noncontrolling interest liabilities classified as Level 3 is as follows:

	For the fiscal year ended June 30,
	2020	2019
	(in millions)
Balance—beginning of year	$11	$12
Payments (a)	(11)	—
Measurement adjustments	—	(4)
Accretion	—	4
Foreign exchange movements	—	(1)
Balance—end of year	$—	$11
________________________
(a)In July 2019, REA Group acquired the remaining 19.7% interest in Smartline Home Loans Pty Limited for approximately $11 million, increasing REA Group’s ownership to 100%.
Derivative Instruments
The Company is directly and indirectly affected by risks associated with changes in certain market conditions. When deemed appropriate, the Company uses derivative instruments to mitigate the potential impact of these market risks. The primary market risks managed by the Company through the use of derivative instruments include:
•foreign currency exchange rate risk: arising primarily through Foxtel Debt Group borrowings denominated in U.S. dollars, payments for customer premise equipment and certain programming rights; and
•interest rate risk: arising from fixed and floating rate Foxtel Debt Group borrowings.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Hedges are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

		Fair value as of June 30,
	Balance Sheet Location	2020	2019
		(in millions)
Foreign currency derivatives—cash flow hedges	Other current assets	$—	$1
Cross-currency interest rate derivatives—fair value hedges	Other current assets	—	8
Cross-currency interest rate derivatives—economic hedges	Other current assets	—	12
Cross-currency interest rate derivatives—cash flow hedges	Other current assets	—	33
Cross-currency interest rate derivatives—fair value hedges	Other non-current assets	24	21
Cross-currency interest rate derivatives—cash flow hedges	Other non-current assets	98	83
Foreign-currency derivatives—cash flow hedges	Other current liabilities	(3)	—
Interest rate derivatives—cash flow hedges	Other current liabilities	—	(2)
Interest rate derivatives—cash flow hedges	Other non-current liabilities	(16)	(18)
Cross-currency interest rate derivatives—cash flow hedges	Other non-current liabilities	(18)	(18)
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives, interest rate derivatives and cross-currency interest rate derivatives to mitigate currency exchange and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment.
The total notional value of foreign exchange contract derivatives designated for hedging was $53 million as of June 30, 2020. The maximum hedge term over which the Company is hedging exposure to foreign currency fluctuations is to February 2021. As of June 30, 2020, the Company estimates that approximately $2 million of net derivative losses related to its foreign exchange contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated as cash flow hedges was approximately A$300 million as of June 30, 2020. The maximum hedge term over which the Company is hedging exposure to variability in interest payments is to September 2022. As of June 30, 2020, the Company estimates that approximately $3 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of cross-currency interest rate swaps that were designated as cash flow hedges was approximately $280 million as of June 30, 2020. The maximum hedge term over which the Company is hedging exposure to variability in interest payments is to July 2024. As of June 30, 2020, the Company estimates that approximately $2 million of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the impact that changes in the fair values of derivatives designated as cash flow hedges had on Accumulated other comprehensive loss and the Statements of Operations during the fiscal years ended June 30, 2020, 2019 and 2018.

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the fiscal year ended June 30,			Income statement location
	2020	2019	2018
	(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives—cash flow hedges	$(2)	$2	$3	Operating expenses
Cross-currency interest rate derivatives—cash flow hedges	—	9	8	Interest expense, net
Interest rate derivatives—cash flow hedges	(7)	(9)	—	Interest expense, net
Total	$(9)	$2	$11

	(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the fiscal year ended June 30,			Income statement location
	2020	2019	2018
	(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives—cash flow hedges	$(2)	$(3)	$1	Operating expenses
Cross-currency interest rate derivatives—cash flow hedges	3	(4)	(9)	Interest expense, net
Interest rate derivatives—cash flow hedges	(3)	8	1	Interest expense, net
Total	$(2)	$1	$(7)
Upon adoption of ASU 2017-12, the Company reclassified $5 million in gains from Accumulated deficit to Accumulated other comprehensive loss related to amounts previously recorded for the ineffective portion of outstanding derivative instruments designated as cash flow hedges. During the fiscal year ended June 30, 2020, the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
Fair value hedges
The Company’s primary interest rate risk arises from its borrowings acquired as a part of the Transaction. Borrowings issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. During the fiscal year ended June 30, 2020, such adjustments increased the carrying value of borrowings by approximately $3 million.
The total notional value of the fair value hedges was approximately A$70 million as of June 30, 2020. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.
During fiscal 2020, 2019 and 2018, the amount recognized in the Statements of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of June 30, 2020:

As of June 30, 2020
Borrowings:	(in millions)
Carrying amount of hedged item	$71
Cumulative hedging adjustments included in the carrying amount	$6

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
During the fourth quarter of fiscal 2020, the Company recognized non-cash impairment charges of $203 million related to fixed assets in the U.K. and Australia. See Note 7—Property, Plant and Equipment. The carrying values of property, plant and equipment subsequent to the impairment charges at the Australian and U.K. newspapers reporting units were $235 million and $207 million, respectively.
During the third quarter of fiscal 2020, the Company recognized non-cash impairment charges of $882 million and $49 million related to goodwill and indefinite-lived intangible assets, respectively, at its Foxtel reporting unit. The carrying value of goodwill at Foxtel decreased from $1,668 million to $786 million and the value of indefinite-lived intangible assets decreased from $189 million to $140 million. See Note 8—Goodwill and Other Intangible Assets.
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
Other Fair Value Measurements
As of June 30, 2020, the carrying value of the Company’s outstanding borrowings approximates the fair value. The U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.
NOTE 13. STOCKHOLDERS’ EQUITY
Authorized Capital Stock
The Company’s authorized capital stock consists of 1,500,000,000 shares of Class A Common Stock, par value $0.01 per share, 750,000,000 shares of Class B Common Stock, par value $0.01 per share, 25,000,000 shares of Series Common Stock, par value $0.01 per share, and 25,000,000 shares of Preferred Stock, par value $0.01 per share.
Common Stock and Preferred Stock
Shares Outstanding—As of June 30, 2020, the Company had approximately 389 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and approximately 200 million shares of Class B Common Stock outstanding at a par value of $0.01 per share. As of June 30, 2020, the Company had no shares of Series Common Stock or Preferred Stock outstanding.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dividends—The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2020	2019	2018
Cash dividends paid per share	$0.20	$0.20	$0.20
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
Stock Repurchases
In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the fiscal years ended June 30, 2020, 2019 and 2018. Over the life of the program through August 3, 2020, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of August 3, 2020 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.
The Company did not purchase any of its Class B Common Stock during the fiscal years ended June 30, 2020, 2019 and 2018.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 14. EQUITY-BASED COMPENSATION
Employees, Directors and other service providers of the Company are eligible to participate in the News Corporation 2013 Long-Term Incentive Plan (as amended and restated, the “2013 LTIP”), which provides for equity-based compensation including stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and other types of awards. The Company has the ability to award up to 50 million shares of Class A Common Stock under the terms of the 2013 LTIP in addition to awards assumed in connection with acquisitions.
The following table summarizes the Company’s equity-based compensation expense reported in the Statements of Operations:

	For the fiscal years ended June 30,
	2020	2019	2018
	(in millions)
Total equity compensation expense	$69	$73	$76
Total intrinsic value of stock options exercised	$1	$1	$1
As of June 30, 2020, total compensation cost not yet recognized for all unvested awards held by the Company’s employees was approximately $48 million and is expected to be recognized over a weighted average period of between one and two years.
The tax benefit recognized on PSUs and RSUs for the Company’s employees that vested and stock options that were exercised by the Company’s employees during the applicable fiscal year was $24 million, $16 million and $9 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
Summary of Incentive Plans
The fair value of equity-based compensation granted under the 2013 LTIP is calculated according to the type of award issued. Cash-settled awards are marked-to-market at the end of each reporting period.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
In the first quarter of fiscal 2020, 2019 and 2018, certain participants in the 2013 LTIP received grants of PSUs which have a three-year performance measurement period. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 200% of the target award, subject to three-year performance conditions consisting of a combination of cumulative business-unit-specific revenue, EBITDA (as defined in Note 9—Borrowings) and free cash flow or the Company’s cumulative earnings per share, cumulative free cash flow and three-year TSR relative to that of the companies that comprise the Standard and Poor’s 1500 Media Index. In addition, in the first quarter of fiscal 2019 and 2018, certain participants other than named executive officers of the Company also received grants of PSUs which have a one-year performance measurement period. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 200% of the target award, subject to one-year performance conditions consisting of a combination of business-unit-specific revenue and free cash flow or Company earnings per share and free cash flow.
For the fiscal years ended June 30, 2020, 2019 and 2018, the Company granted approximately 2.1 million, 6.0 million and 4.4 million PSUs, respectively, at target to the Company’s employees, of which approximately 1.2 million, 4.3 million and 3.2 million PSUs, respectively, will be settled in Class A Common Stock, with the remaining PSUs, which are granted to executive Directors and to employees in certain foreign locations, being settled in cash, assuming performance conditions are met.
For the fiscal years ended June 30, 2020, 2019 and 2018, approximately 6.3 million, 4.2 million and 1.6 million PSUs respectively, vested, of which approximately 1.6 million, 1.1 million and 0.5 million PSUs, respectively, were settled in cash for approximately $20.9 million, $15.4 million and $6.6 million, respectively, before statutory tax withholdings.
Restricted Stock Units
RSUs are grants that entitle the holder to shares of the Company’s Class A Common Stock or the cash equivalent value of such shares. The fair value of RSUs is based upon the fair market value of the shares underlying the awards on the grant date and expensed using a straight-line method over the applicable vesting period. Any person who holds RSUs shall have no ownership interest in the shares or cash to which such RSUs relate unless and until the shares or cash are delivered to the holder.
During fiscal 2020, 2019 and 2018, certain participants in the 2013 LTIP received grants of time-vested RSUs. Vesting of the awards is subject to the participants’ continued employment with the Company through the applicable vesting date. During the fiscal years ended June 30, 2020, 2019 and 2018, 4.2 million, 1.1 million and 0.3 million RSUs, respectively, were granted to the Company’s employees. Of the awards granted during fiscal 2020, approximately 0.9 million RSUs, which are granted to employees in certain foreign locations, will be settled in cash, with the remaining RSUs outstanding being settled in Class A Common Stock. These RSUs have graded vesting primarily over one to four years.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to the target PSUs and RSUs granted to the Company’s employees that will be settled in shares of the Company (PSUs and RSUs in thousands):

	Fiscal 2020		Fiscal 2019		Fiscal 2018
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
PSUs and RSUs
Unvested units at beginning of the year	10,280	$13.70	9,341	$14.54	8,652	$15.57
Granted(a)	4,468	12.79	5,445	12.98	3,510	13.47
Vested(b)	(5,565)	14.12	(3,534)	14.72	(1,467)	16.70
Cancelled(c)	(1,466)	10.97	(972)	14.02	(1,354)	16.04
Unvested units at the end of the year(d)	7,717	$13.39	10,280	$13.70	9,341	$14.54
________________________
(a)For fiscal 2020, includes 1.1 million target PSUs and 3.3 million RSUs granted and a payout adjustment of 0.1 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2019 that vested during fiscal 2020.
For fiscal 2019, includes 3.8 million target PSUs and 1.1 million RSUs granted and a payout adjustment of 0.5 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2018 that vested during fiscal 2019.
For fiscal 2018, includes 3.2 million target PSUs and 0.3 million RSUs granted.
(b)The fair value of PSUs and RSUs held by the Company’s employees that vested during the fiscal years ended June 30, 2020, 2019 and 2018 was $79 million, $52 million and $25 million, respectively.
(c)For fiscal 2020, includes 0.4 million of target PSUs and 0.7 million RSUs cancelled and a payout adjustment of 0.4 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2017 that vested during fiscal 2020.
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
(d)The intrinsic value of these unvested RSUs and target PSUs was approximately $130 million as of June 30, 2020.
Stock Options
The following table summarizes information about stock option transactions for the employee stock option plans (options in thousands):

	Fiscal 2020		Fiscal 2019		Fiscal 2018
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at the beginning of the year	335	$8.04	473	$7.61	666	$7.74
Exercised	(103)	8.25	(136)	6.58	(189)	8.04
Cancelled	—	—	(2)	5.90	(4)	9.04
Outstanding at the end of the year(a)	232	$8.45	335	$8.04	473	$7.61
Exercisable at the end of the year(b)	232		335		470
________________________
(a)The intrinsic value of options outstanding held by the Company’s employees as of June 30, 2020, 2019 and 2018 was $0.8 million, $1.9 million and $3.7 million, respectively. The weighted average remaining contractual life of options outstanding as of June 30, 2020 was 2.72 years.
(b)The weighted average remaining contractual life of options exercisable as of June 30, 2020 was 2.72 years.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the fiscal years ended June 30,
	2020	2019	2018
	(in millions, except per share amounts)
Net (loss) income	$(1,545)	$228	$(1,444)
Less: Net loss (income) attributable to noncontrolling interests	276	(73)	(70)
Less: Redeemable preferred stock dividends(a)	—	—	(2)
Net (loss) income attributable to News Corporation stockholders	$(1,269)	$155	$(1,516)
Weighted-average number of shares of common stock outstanding—basic	587.9	584.7	582.7
Dilutive effect of equity awards(b)	—	3.2	—
Weighted-average number of shares of common stock outstanding—diluted	587.9	587.9	582.7
Net (loss) income attributable to News Corporation stockholders per share - basic	$(2.16)	$0.27	$(2.60)
Net (loss) income attributable to News Corporation stockholders per share - diluted	$(2.16)	$0.26	$(2.60)
________________________
(a)Refer to Note 11—Redeemable Preferred Stock.
(b)The dilutive impact of the Company’s PSUs, RSUs and stock options has been excluded from the calculation of diluted loss per share for the fiscal years ended June 30, 2020 and 2018 because their inclusion would have an antidilutive effect on the net loss per share.
NOTE 16. RELATED PARTY TRANSACTIONS
Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties to purchase and/or sell advertising and administrative services. The Company has also previously entered into transactions with related parties to sell certain broadcast rights.
The following table sets forth the net revenue from related parties included in the Statements of Operations:

	For the fiscal years ended June 30,
	2020	2019	2018 (a)
	(in millions)
Related party revenue (expense), net	$(69)	$(96)	$240
________________________
(a)Related party revenue, net of expenses, includes nine months of affiliate fees earned by FOX SPORTS Australia from Foxtel in fiscal 2018. The Company began consolidating the results of Foxtel in the fourth quarter of fiscal 2018 as a result of the Transaction.
The following table sets forth the amount of receivables due from and payables due to related parties outstanding on the Balance Sheets:

	As of June 30,
	2020	2019
	(in millions)
Accounts receivable from related parties	$4	$8
Accounts payable to related parties	4	4

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2020:

	As of June 30, 2020
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$904	$316	$343	$133	$112
Sports programming rights(b)	1,790	408	665	363	354
Programming costs(c)	781	209	370	182	20
Operating leases(d)
Transmission costs(e)	215	27	52	42	94
Land and buildings	1,343	138	273	227	705
Plant and machinery	21	9	10	2	—
Finance leases
Transmission costs(e)	128	31	55	42	—
Borrowings(f)	1,141	48	761	321	11
Interest payments on borrowings(g)	107	39	53	15	—
Total commitments and contractual obligations	$6,430	$1,225	$2,582	$1,327	$1,296
________________________
(a)The Company has commitments under purchase obligations related to minimum subscriber guarantees for license fees, printing contracts, capital projects, marketing agreements, production services and other legally binding commitments.
(b)The Company has sports programming rights commitments with the National Rugby League, Australian Football League, Cricket Australia, domestic football league and Australian Rugby Union as well as certain other broadcast rights which are payable through fiscal 2028. During June 2020, the Company amended and extended its sports programming rights agreement with the National Rugby League to license certain media rights through fiscal 2028 for approximately A$1.5 billion.
(c)The Company has programming rights commitments with various suppliers for programming content.
(d)The Company leases office facilities, warehouse facilities, printing plants, satellite services and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2048. This amount includes approximately $13 million of office facilities that have been subleased from Fox Corporation (“FOX”). Amounts reflected represent only the Company’s lease obligations for which it has firm commitments.
(e)The Company has contractual commitments for satellite transmission services. The Company’s satellite transponder services arrangements extend through fiscal 2032 and are accounted for as operating or finance leases, based on the underlying terms of those arrangements.
(f)See Note 9—Borrowings.
(g)Reflects the Company’s expected future interest payments on borrowings outstanding and interest rates applicable at June 30, 2020. Such rates are subject to change in future periods. See Note 9—Borrowings.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
News America Marketing
In May 2020, the Company sold its News America Marketing business. In the Disposition, the Company retained certain liabilities, including those arising from the legal proceedings with Insignia and Valassis described below.
Insignia Systems, Inc.
On July 11, 2019, Insignia filed a complaint in the U.S. District Court for the District of Minnesota against News America Marketing FSI L.L.C. (“NAM FSI”), News America Marketing In-Store Services L.L.C. (“NAM In-Store”) and News Corporation (together, the “NAM Parties”) alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On August 14, 2019, the NAM Parties answered the complaint and asserted a counterclaim against Insignia for breach of contract, alleging that Insignia violated a prior settlement agreement between NAM In-Store and Insignia. On July 10, 2020, each of the NAM Parties and Insignia filed a motion for summary judgment on the counterclaim. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Parties believe they have been compliant with applicable laws and intend to defend themselves vigorously.
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
On December 19, 2013, the NAM Group filed a motion to dismiss the complaint and on March 30, 2016, the District Court dismissed Valassis’s bundling and tying claims. On September 25, 2017, the District Court granted Valassis’s motion to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case which was granted in part and denied in part by the N.Y. District Court on February 21, 2019. The N.Y. District Court found that the NAM Group’s bidding practices were lawful but denied its motion with respect to claims arising out of certain other alleged contracting practices. In addition, the N.Y. District Court also dismissed Valassis’s claims relating to free-standing insert products. On December 20, 2019, the N.Y. District Court granted the NAM Group’s motion to exclude the testimony of Valassis’s sole damages expert, but subsequently clarified that Valassis could seek the court’s permission to prove damages through other evidence. Valassis filed a motion to supplement and amend its expert and pre-trial damages disclosures, which the N.Y. District Court granted on April 24, 2020. On May 8, 2020, the NAM Group filed a motion to reconsider the N.Y. District Court's April 24, 2020 decision, which Valassis has opposed. A new trial date has not been set, and in light of COVID-19, the conduct of jury trials in the N.Y. District Court is currently suspended until further order of the court. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.
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
The net expense (benefit) related to the U.K. Newspaper Matters in Selling, general and administrative was $8 million, $10 million and $(35) million for the fiscal years ended June 30, 2020, June 30, 2019 and June 30, 2018, respectively. As of June 30, 2020, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $64 million. The amount to be indemnified by FOX of approximately $66 million was recorded as a receivable in Other current assets on the Balance Sheet as of June 30, 2020. The net expense for the fiscal year ended June 30, 2020 and the net benefit for the fiscal year ended June 30, 2018 reflects a $5 million and $46 million impact, respectively, from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from FOX as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
NOTE 18. RETIREMENT BENEFIT OBLIGATIONS
The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. Plans in the U.S., U.K., Australia, and other foreign plans are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through net income are recorded in Accumulated other comprehensive loss, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets and mortality rates. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2020, 2019 and 2018.
Summary of Funded Status
The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The combined domestic and foreign pension and postretirement benefit plans resulted in a net pension and postretirement benefits liability of $194 million and $159 million at June 30, 2020 and 2019, respectively. The Company recognized these amounts in the Balance Sheets at June 30, 2020 and 2019 as follows:

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits
	Domestic		Foreign		Postretirement benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
	(in millions)
Other non-current assets	$—	$—	$94	$117	$—	$—	$94	$117
Other current liabilities	—	—	(2)	(2)	(9)	(8)	(11)	(10)
Retirement benefit obligations	(95)	(87)	(82)	(78)	(100)	(101)	(277)	(266)
Net amount recognized	$(95)	$(87)	$10	$37	$(109)	$(109)	$(194)	$(159)
The following table sets forth the change in the projected benefit obligation, change in the fair value of the Company’s plan assets and funded status:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(in millions)
Projected benefit obligation, beginning of the year	$350	$334	$1,025	$1,040	$109	$106	$1,484	$1,480
Service cost	—	—	2	2	—	—	2	2
Interest cost	11	13	20	25	3	4	34	42
Benefits paid	(17)	(22)	(39)	(41)	(8)	(8)	(64)	(71)
Settlements(a)	(30)	—	(27)	(23)	—	—	(57)	(23)
Actuarial loss(b)	39	25	102	52	5	8	146	85
Foreign exchange rate changes	—	—	(32)	(39)	—	(1)	(32)	(40)
Amendments, transfers and other	—	—	—	9	—	—	—	9
Projected benefit obligation, end of the year	353	350	1,051	1,025	109	109	1,513	1,484
Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	263	260	1,062	1,100	—	—	1,325	1,360
Actual return on plan assets	25	21	85	56	—	—	110	77
Employer contributions	17	4	13	12	—	—	30	16
Benefits paid	(17)	(22)	(39)	(41)	—	—	(56)	(63)
Settlements(a)	(30)	—	(27)	(23)	—	—	(57)	(23)
Foreign exchange rate changes	—	—	(33)	(42)	—	—	(33)	(42)
Fair value of plan assets, end of the year	258	263	1,061	1,062	—	—	1,319	1,325
Funded status	$(95)	$(87)	$10	$37	$(109)	$(109)	$(194)	$(159)
________________________
(a)Amounts related to payments made to former employees of the Company in full settlement of their deferred pension benefits. The increase in U.S. plan settlements are primarily the result of the disposition of the Company's News America Marketing business in May 2020.
(b)Fiscal 2020 and fiscal 2019 actuarial losses related to domestic and foreign pension plans primarily relate to the decrease in discount rates used in measuring plan obligations as of June 30, 2020 and 2019, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in Accumulated other comprehensive loss consist of:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(in millions)
Actuarial losses	$153	$142	$368	$333	$6	$1	$527	$476
Prior service cost (benefit)	—	—	8	9	(22)	(25)	(14)	(16)
Net amounts recognized	$153	$142	$376	$342	$(16)	$(24)	$513	$460
Accumulated pension benefit obligations as of June 30, 2020 and 2019 were $1,397 million and $1,365 million, respectively. Below is information about funded and unfunded pension plans.

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2020	2019	2020	2019	2020	2019
	(in millions)
Projected benefit obligation	$343	$335	$10	$15	$353	$350
Accumulated benefit obligation	343	335	10	15	353	350
Fair value of plan assets	258	263	—	—	258	263

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2020	2019	2020	2019	2020	2019
	(in millions)
Projected benefit obligation	$978	$955	$73	$70	$1,051	$1,025
Accumulated benefit obligation	971	945	73	70	1,044	1,015
Fair value of plan assets	1,061	1,062	—	—	1,061	1,062
The accumulated benefit obligation exceeds the fair value of plan assets for all domestic pension plans. Below is information about foreign pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets.

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2020	2019	2020	2019	2020	2019
	(in millions)
Projected benefit obligation	$259	$253	$73	$70	$332	$323
Accumulated benefit obligation	259	253	73	70	332	323
Fair value of plan assets	249	244	—	—	249	244
Summary of Net Periodic Benefit Costs
The Company recorded $7 million, $(2) million and $3 million in net periodic benefit costs (income) in the Statements of Operations for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit (income) costs for its pension and other postretirement benefit plans.
The amortization of amounts related to unrecognized prior service costs (credits), deferred losses and settlements, curtailments and other were reclassified out of Other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefits costs (income) were as follows:

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits			Total
	For the fiscal years ended June 30,
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
	(in millions)
Service cost benefits earned during the period	$—	$—	$—	$2	$2	$6	$—	$—	$—	$2	$2	$6
Interest costs on projected benefit obligations	11	13	12	20	25	29	3	4	3	34	42	44
Expected return on plan assets	(16)	(15)	(18)	(43)	(46)	(53)	—	—	—	(59)	(61)	(71)
Amortization of deferred losses	5	4	5	11	10	18	—	—	—	16	14	23
Amortization of prior service credits	—	—	—	—	—	—	(3)	(3)	(3)	(3)	(3)	(3)
Settlements, curtailments and other	12	—	—	5	4	4	—	—	—	17	4	4
Net periodic benefit (income) costs – Total	$12	$2	$(1)	$(5)	$(5)	$4	$—	$1	$—	$7	$(2)	$3

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits
	For the fiscal years ended June 30,
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	2.9%	3.6%	4.2%	1.7%	2.3%	2.8%	2.5%	3.3%	4.0%
Rate of increase in future compensation	N/A	N/A	N/A	3.1%	3.4%	3.1%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate for PBO	3.6%	4.2%	3.8%	2.3%	2.8%	2.7%	3.3%	4.0%	3.5%
Discount rate for Service Cost	3.9%	4.3%	4.0%	2.5%	3.7%	3.8%	3.6%	4.3%	3.9%
Discount rate for Interest on PBO	3.2%	3.9%	3.3%	2.0%	2.5%	2.4%	2.9%	3.6%	2.9%
Discount rate for Interest on Service Cost	3.6%	4.3%	3.8%	2.2%	3.3%	3.4%	3.3%	4.1%	3.5%
Expected return on plan assets	6.0%	6.0%	6.5%	4.2%	4.4%	4.7%	N/A	N/A	N/A
Rate of increase in future compensation	N/A	N/A	N/A	3.4%	3.1%	2.8%	N/A	N/A	N/A
________________________
N/A—not applicable
The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2020	Fiscal 2019
Health care cost trend rate	6.4%	6.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.6%	4.7%
Year that the rate reaches the ultimate trend rate	2027	2027
The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Expected Benefit Payments
	Pension Benefits		Postretirement Benefits	Total
	Domestic	Foreign
	(in millions)
Fiscal year:
2021	$23	$52	$9	$84
2022	20	46	9	75
2023	20	46	8	74
2024	19	46	8	73
2025	19	45	8	72
2026-2030	97	227	33	357
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
The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2020 and 2019:

		Fiscal 2020					Fiscal 2019
		Fair Value Measurements at Reporting Date Using					Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
	(in millions)
Assets
Pooled funds:(a)
Domestic equity funds	$60	$—	$—	$—	$60	$73	$—	$—	$—	$73
International equity funds	186	—	—	—	186	201	—	—	—	201
Domestic fixed income funds	145	—	—	—	145	147	—	—	—	147
International fixed income funds	720	—	—	—	720	704	—	—	—	704
Balanced funds	130	—	65	—	65	146	—	89	—	57
Other	78	59	—	9	10	54	45	—	9	—
Total	$1,319	$59	$65	$9	$1,186	$1,325	$45	$89	$9	$1,182
________________________
(a)Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets as of June 30, 2020 and 2019:

Level 3 Investments
(in millions)
Balance, June 30, 2018	$10
Actual return on plan assets:
Relating to assets still held at end of period	—
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—
Balance, June 30, 2019	$9
Actual return on plan assets:
Relating to assets still held at end of period	1
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—
Balance, June 30, 2020	$9
The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprised of 20% equity securities, 71% fixed income securities and 9% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.
The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension Assets
	As of June 30,
	2020	2019
Asset Category:
Equity securities	20%	22%
Debt securities	68%	68%
Cash and other	12%	10%
Total	100%	100%
Required pension plan contributions for the next fiscal year are expected to be approximately $22 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.
NOTE 19. OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension and Postretirement Plans
The Company contributes to various multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees, primarily at the newspaper businesses. The risks of participating in these multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan being borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to the Company, the Company was listed on certain Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. In general, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The funded status for two of the plans for which the Company was listed as providing more than 5% of total contributions reported green zone status for the most recent available plan year. The funded status for one of the plans for which the Company was listed as providing more than 5% of total contributions reported red zone status for the most recent available plan year. Total contributions made by the Company to multiemployer pension plans for each of the fiscal years ended June 30, 2020, 2019 and 2018 were approximately $5 million.
Defined Contribution Plans
The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $154 million, $145 million and $145 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
Deferred Compensation Plan
The Company has non-qualified deferred compensation plans for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The unfunded obligations of the plans included in Other liabilities as of June 30, 2020 and 2019 were $46 million and $45 million, respectively, and the majority of these plans are closed to new employees.
NOTE 20. INCOME TAXES
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
(Loss) income before income tax expense was attributable to the following jurisdictions:

	For the fiscal years ended June 30,
	2020	2019	2018
	(in millions)
U.S.	$(310)	$99	$(55)
Foreign	(1,214)	255	(1,034)
(Loss) income before income tax expense	$(1,524)	$354	$(1,089)

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The significant components of the Company’s income tax expense were as follows:

	For the fiscal years ended June 30,
	2020	2019	2018
	(in millions)
Current:
U.S.
Federal	$(4)	$5	$4
State & Local	3	2	8
Foreign	102	118	107
Total current tax	101	125	119
Deferred:
U.S.
Federal	(45)	26	269
State & Local	(4)	5	(9)
Foreign	(31)	(30)	(24)
Total deferred tax	(80)	1	236
Total income tax expense	$21	$126	$355
The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate was as follows:

	For the fiscal years ended June 30,
	2020	2019	2018
U.S. federal income tax rate (a)	21%	21%	28%
State and local taxes, net	1	2	(1)
Effect of foreign operations (b)	(2)	9	(2)
Change in valuation allowance	—	—	1
Non-deductible goodwill and asset impairments (c)	(22)	5	(32)
Impact of the Tax Act (d)	—	—	(22)
Write-off of channel distribution agreement (e)	—	—	(9)
Income tax audit settlements (f)	—	—	5
Non-deductible compensation and benefits	—	1	(1)
R&D credits	1	(2)	—
Other, net	—	—	—
Effective tax rate (g)	(1)%	36%	(33)%
________________________
(a)As the Company has a June 30 fiscal year-end, the impact of the lower tax rate from the Tax Act was phased in resulting in a U.S. statutory federal tax rate of approximately 28% for the fiscal year ended June 30, 2018 and a 21% U.S. statutory federal tax rate for fiscal years thereafter.
(b)The Company’s effective tax rate is impacted by the geographic mix of its pre-tax income. The Company’s foreign operations are located primarily in Australia and the United Kingdom (“U.K.”) which prior to the fiscal year ended June 30, 2018 had lower income tax rates than the U.S. Beginning with the fiscal year ended June 30, 2019, Australia has a higher income tax rate than the U.S.
(c)For the fiscal year ended June 30, 2020, the Company recorded non-cash charges of $1,690 million related to the impairment of goodwill, indefinite-lived intangible assets and fixed assets which reduced the Company’s tax expense by $262 million. These write-downs have an impact on our effective tax rate to the extent a lower tax benefit is recorded.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
(d)As a result of the Tax Act, the Company recognized a net provisional income tax expense of $237 million primarily related to the re-measurement of U.S. deferred tax balances for the reduction in tax rate, valuation allowances recorded on certain deferred tax assets, and the liability for the transition tax. In fiscal 2020 and fiscal 2019, the Company determined that there were no material changes to the provisional amounts recorded as of June 30, 2018.
(e)Represents the tax effect of the write-off of the FOX SPORTS Australia channel distribution agreement intangible asset as a result of the Transaction, as well as other costs directly attributable to the Transaction.
(f)In the fiscal year ended June 30, 2018, certain pre-Separation tax matters were effectively settled with the Internal Revenue Service. As a result of the settlement, the Company recorded a net income tax benefit of $49 million, comprised of a current tax benefit of $2 million and a deferred tax benefit of $47 million.
(g)For the fiscal years ended June 30, 2020 and 2018, the effective tax rates of (1)% and (33)%, respectively, represent income tax expense when compared to consolidated pre-tax book loss. For the fiscal year ended June 30, 2019, the effective tax rate of 36% represents income tax expense when compared to consolidated pre-tax book income.
The Company recognized deferred income taxes in the Balance Sheets as follows:

	As of June 30,
	2020	2019
	(in millions)
Deferred income tax assets	$332	$269
Deferred income tax liabilities	(258)	(295)
Net deferred tax assets (liabilities)	$74	$(26)

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
	2020	2019
	(in millions)
Deferred tax assets:
Accrued liabilities	$100	$78
Capital loss carryforwards	886	923
Retirement benefit obligations	56	53
Net operating loss carryforwards	578	397
Business tax credits	93	78
Operating lease liabilities	302	—
Other	197	210
Total deferred tax assets	2,212	1,739
Deferred tax liabilities:
Asset basis difference and amortization	(269)	(266)
Operating lease right-of-use asset	(276)	—
Other	(47)	(31)
Total deferred tax liabilities	(592)	(297)
Net deferred tax asset before valuation allowance	1,620	1,442
Less: valuation allowance (See Note 23—Valuation and Qualifying Accounts)	(1,546)	(1,468)
Net deferred tax assets (liabilities)	$74	$(26)
As of June 30, 2020, the Company had income tax net operating loss (“NOL”) carryforwards (gross, net of uncertain tax benefits) in various jurisdictions as follows:

Jurisdiction	Expiration	Amount (in millions)
U.S. Federal	2021 to 2037	$552
U.S. Federal	Indefinite	598
U.S. States	Various	887
Australia	Indefinite	627
U.K.	Indefinite	10
Other Foreign	Various	435
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
The Company recorded a deferred tax asset of $578 million and $397 million associated with its NOLs (net of approximately $53 million and $44 million, respectively, of unrecognized tax benefits recorded against deferred tax assets) as of June 30, 2020 and 2019, respectively. Significant judgment is applied in assessing our ability to realize our NOLs. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets within the applicable expiration period.
On the basis of this evaluation, valuation allowances of $269 million and $216 million have been established to reduce the deferred tax asset associated with the Company’s NOLs to an amount that will more likely than not be realized as of June 30, 2020 and 2019, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2020, the Company had approximately $2.1 billion and $1.5 billion of capital loss carryforwards in Australia and the U.K., respectively, which may be carried forward indefinitely. The capital loss carryforwards are also subject to review by relevant tax authorities in the jurisdictions to which they relate. Realization of our capital losses is dependent on generating capital gain taxable income and satisfying certain continuity of business requirements. The Company recorded a deferred tax asset of $886 million and $923 million as of June 30, 2020 and 2019, respectively, for these capital loss carryforwards. However, it is more likely than not that the Company will not generate capital gain income in the normal course of business in these jurisdictions. Accordingly, valuation allowances of $886 million and $923 million have been established to reduce the capital loss carryforward deferred tax asset to an amount that will more likely than not be realized as of June 30, 2020 and 2019, respectively.
As of June 30, 2020, the Company had approximately $64 million of U.S. federal tax credit carryforwards which includes $32 million of foreign tax credits and $32 million of research and development credits, which begin to expire in 2026 and 2036, respectively.
As of June 30, 2020, the Company had approximately $16 million of non-U.S. tax credit carryforwards which expire in various amounts beginning in 2026 and $13 million of state tax credit carryforwards (net of U.S. federal benefit), which expire in various amounts beginning in 2020.
In accordance with the Company’s accounting policy, a valuation allowance of $46 million has been established to reduce the deferred tax asset associated with the Company’s U.S. foreign tax credits, non-U.S. and state credit carryforwards to an amount that will more likely than not be realized as of June 30, 2020.
Uncertain Tax Positions
The following table sets forth the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	For the fiscal years ended June 30,
	2020	2019	2018
	(in millions)
Balance, beginning of period	$58	$62	$64
Additions for prior year tax positions	4	—	2
Additions for current year tax positions	8	4	3
Reduction for prior year tax positions	(1)	—	(4)
Lapse of the statute of limitations	(3)	(6)	(3)
Settlement—cash	—	—	—
Settlement—tax attributes	(2)	—	(2)
Impact of currency translations	(1)	(2)	2
Balance, end of period	$63	$58	$62
The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized a benefit related to interest and penalties of nil for the fiscal year ended June 30, 2020 and $1 million for the fiscal year ended June 30, 2019 and interest and penalty charges of $1 million for the fiscal year ended June 30, 2018. The Company recorded liabilities for accrued interest and penalties of approximately $3 million as of June 30, 2020, 2019 and 2018.
In the fiscal year ended June 30, 2018, certain pre-Separation tax matters were effectively settled with the Internal Revenue Service. As a result of the settlement, the Company recorded a net income tax benefit of $49 million, comprised of a current tax benefit of $2 million and a deferred tax benefit of $47 million.
The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations in the U.S., various states and foreign jurisdictions. During the fiscal year ended June 30, 2018, the Internal Revenue Service commenced an audit of the Company for the fiscal year ended June 30, 2014. The Company effectively settled this audit with no material changes in February 2020. The Company believes it

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and our liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.
The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that could be audited by the respective taxing authorities.

Jurisdiction	Fiscal Years Open to Examination
U.S. federal	2016-2019
U.S. states	Various
Australia	2013-2019
U.K.	2016-2019
It is reasonably possible that uncertain tax positions may increase or decrease in the next fiscal year, however, actual developments in this area could differ from those currently expected. As of June 30, 2020, approximately $42 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. It is reasonably possible, the amount of uncertain tax liabilities which may be resolved within the next fiscal year is between the range of approximately nil and $31 million, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.
Other
Prior to the passage of the Tax Act, the Company asserted that substantially all of its undistributed earnings were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Pursuant to the provisions promulgated in the Tax Act these earnings were subjected to the one-time transition tax, for which a provisional charge was recorded. It is the Company’s intention to reinvest in these subsidiaries indefinitely as the Company does not anticipate the need to repatriate funds to satisfy domestic liquidity needs. An actual repatriation from these subsidiaries could be subject to foreign withholding taxes and U.S. state taxes. Calculation of the unrecognized tax liabilities is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $2.3 billion as of June 30, 2020.
During the fiscal years ended June 30, 2020, 2019 and 2018, the Company paid gross income taxes of $99 million, $144 million and $160 million, respectively, and received income tax refunds of $25 million, $18 million and $7 million, respectively.
NOTE 21. SEGMENT INFORMATION
The Company manages and reports its businesses in the following six segments:
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.6% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the ASX (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps across Australia and Asia, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, and property portals in Asia. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.
Move is a leading provider of digital real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products as well as its referral-based services. Move also offers a number of professional software and services products, including Top Producer® and ListHub™.
•Subscription Video Services—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in Foxtel (with the remaining 35% interest in Foxtel held by Telstra, an ASX-listed telecommunications company) and (ii) ANC. Foxtel is the largest pay-TV

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
provider in Australia, with nearly 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel offers the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league, the Australian Rugby Union and various motorsports programming. Foxtel also operates Foxtel Now, an over-the-top, or OTT, service that provides access across Foxtel’s live and on-demand content, Kayo, its sports OTT service, and Binge, its recently launched on-demand entertainment OTT service.
ANC operates the SKY NEWS network, Australia’s 24-hour multi-channel, multi-platform news service. ANC channels are distributed throughout Australia and New Zealand and available on Foxtel and Sky Network Television NZ. ANC also owns and operates the international Australia Channel IPTV service and offers content across a variety of digital media platforms, including web, mobile and third party providers.
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, applications, or apps, for mobile devices, tablets and e-book readers, newsletters, magazines, proprietary databases, live journalism, video and podcasts. Dow Jones’s products, which target individual consumer and enterprise customers, include The Wall Street Journal, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Barron’s and MarketWatch.
•Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 17 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, Chip and Joanna Gaines, David Williams, Angie Thomas, Sarah Young and Agatha Christie and popular titles such as The Hobbit, Goodnight Moon, To Kill a Mockingbird, Jesus Calling and The Hate U Give.
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes, among other publications, The Australian, The Daily Telegraph, Herald Sun, The Courier Mail and The Advertiser in Australia and The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Storyful, a social media content agency. The segment included News America Marketing until the completion of the sale of the business on May 5, 2020.
•Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy Group and costs related to the U.K. Newspaper Matters.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2020	2019	2018
	(in millions)
Revenues:
Digital Real Estate Services	$1,065	$1,159	$1,141
Subscription Video Services	1,884	2,202	1,004
Dow Jones	1,590	1,549	1,500
Book Publishing	1,666	1,754	1,758
News Media	2,801	3,407	3,619
Other	2	3	2
Total Revenues	$9,008	$10,074	$9,024
Segment EBITDA:
Digital Real Estate Services	$345	$378	$401
Subscription Video Services	323	379	173
Dow Jones	236	208	193
Book Publishing	214	252	239
News Media	53	182	204
Other	(158)	(155)	(139)
Depreciation and amortization	(644)	(659)	(472)
Impairment and restructuring charges	(1,830)	(188)	(351)
Equity losses of affiliates	(47)	(17)	(1,006)
Interest expense, net	(25)	(59)	(7)
Other, net	9	33	(324)
(Loss) income before income tax expense	(1,524)	354	(1,089)
Income tax expense	(21)	(126)	(355)
Net (loss) income	$(1,545)	$228	$(1,444)

	For the fiscal years ended June 30,
	2020	2019	2018
	(in millions)
Depreciation and amortization:
Digital Real Estate Services	$93	$97	$87
Subscription Video Services	283	292	107
Dow Jones	113	103	108
Book Publishing	33	42	52
News Media	115	120	115
Other	7	5	3
Total Depreciation and amortization	$644	$659	$472

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2020	2019	2018
	(in millions)
Capital expenditures:
Digital Real Estate Services	$80	$78	$78
Subscription Video Services	199	307	81
Dow Jones	59	66	72
Book Publishing	12	7	17
News Media	76	106	101
Other	12	8	15
Total Capital expenditures	$438	$572	$364

	As of June 30,
	2020	2019
	(in millions)
Total assets:
Digital Real Estate Services	$2,322	$2,229
Subscription Video Services	3,459	4,406
Dow Jones	2,480	2,474
Book Publishing	2,212	2,074
News Media	1,994	3,008
Other(a)	1,497	1,185
Investments	297	335
Total assets	$14,261	$15,711
________________________
(a)The Other segment primarily includes Cash and cash equivalents.

	As of June 30,
	2020	2019
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,555	$1,589
Subscription Video Services	1,513	2,595
Dow Jones	1,722	1,736
Book Publishing	748	772
News Media	277	881
Other	—	—
Total Goodwill and intangible assets, net	$5,815	$7,573

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Geographic Segments

	For the fiscal years ended June 30,
	2020	2019	2018
	(in millions)
Revenues:(a)
U.S. and Canada(b)	$3,763	$4,044	$3,998
Europe(c)	1,502	1,664	1,766
Australasia and Other(d)	3,743	4,366	3,260
Total Revenues	$9,008	$10,074	$9,024
________________________
(a)Revenues are attributed to region based on location of customer.
(b)Revenues include approximately $3.7 billion for fiscal 2020, $3.9 billion for fiscal 2019 and $3.9 billion for fiscal 2018 from customers in the U.S.
(c)Revenues include approximately $1.2 billion for fiscal 2020, $1.3 billion for fiscal 2019 and $1.4 billion for fiscal 2018 from customers in the U.K.
(d)Revenues include approximately $3.5 billion for fiscal 2020, $4.0 billion for fiscal 2019 and $2.9 billion for fiscal 2018 from customers in Australia.

	As of June 30,
	2020	2019
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$1,413	$983
Europe	805	654
Australasia and Other	2,138	1,847
Total long-lived assets	$4,356	$3,484
________________________
(a)Reflects total assets less current assets, goodwill, intangible assets, investments and deferred income tax assets.
There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.
Australasia comprises Australia, Asia, Papua New Guinea and New Zealand.
NOTE 22. ADDITIONAL FINANCIAL INFORMATION
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2020	2019
	(in millions)
Royalty advances to authors	$348	$343
Retirement benefit assets	94	117
Inventory(a)	133	155
News America Marketing deferred consideration	111	—
Other	353	315
Total Other non-current assets	$1,039	$930
________________________
(a)Primarily consists of the non-current portion of programming rights.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of June 30,
	2020	2019
	(in millions)
Royalties and commissions payable	$169	$211
Current operating lease liabilities	131	—
Allowance for sales returns	174	192
Current tax payable	50	22
Other	314	299
Total Other current liabilities	$838	$724
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the fiscal years ended June 30,
	2020	2019	2018
	(in millions)
Dividends received from equity security investments	$3	$24	$—
Remeasurement of equity securities(a)	(21)	(23)	—
Loss on the Transaction(b)	—	—	(337)
Impairment of marketable securities and cost method investments(c)	—	—	(33)
Gain on sale of SEEKAsia(d)	—	—	32
Gain on sale of Australian property	—	16	—
Gain on sale of businesses(e)	20	—	—
Other(f)	7	16	14
Total Other, net	$9	$33	$(324)
________________________
(a)As a result of the adoption of ASU 2016-01 during the first quarter of fiscal 2019, the Company has included the impact from the remeasurement of equity securities in Other, net in the Statements of Operations for the fiscal years ended June 30 2020 and 2019. During the fiscal year ended June 30, 2018, the impact from the remeasurement of equity securities was included in Accumulated other comprehensive loss in the Balance Sheets.
(b)See Note 4—Acquisitions, Disposals and Other Transactions.
(c)For the fiscal year ended June 30, 2018, the write-down of available-for-sale securities was reclassified out of Accumulated other comprehensive loss and included in Other, net in the Statements of Operations. See Note 6—Investments.
(d)During the third quarter of fiscal 2018, the Company sold its investment in SEEKAsia for $122 million in cash and recognized a $32 million gain in Other, net in the Statements of Operations.
(e)During the fiscal year ended June 30, 2020, REA Group contributed its businesses located in Singapore and Indonesia into a joint venture with 99.co in return for an equity method investment in the combined entity. As a result of the deconsolidation of these entities, REA Group recognized a $20 million gain in Other, net.
(f)As a result of the adoption of ASU 2017-07 during the first quarter of fiscal 2019, the Company has included the other non-service cost components of net periodic benefit (income) cost in Other, net in the Statements of Operations for the fiscal years ended June 30, 2020, 2019 and 2018.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information
The following table sets forth the Company’s gross cash paid for taxes and interest:

	For the fiscal years ended June 30,
	2020	2019	2018
	(in millions)
Cash paid for interest	$61	$82	$29
Cash paid for taxes	99	144	160
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	For the fiscal years ended June 30,
	2020	2019	2018
	(in millions)
Accumulated other comprehensive loss, net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$—	$22	$(5)
Fiscal year activity(a)	—	(22)	27
Balance, end of year	—	—	22
Cash flow hedge adjustments:
Balance, beginning of year	6	4	—
Fiscal year activity(b)	(4)	2	4
Balance, end of year	2	6	4
Benefit Plan Adjustments:
Balance, beginning of year	(352)	(309)	(437)
Fiscal year activity(c)	(42)	(43)	128
Balance, end of year	(394)	(352)	(309)
Foreign currency translation adjustments:
Balance, beginning of year	(780)	(591)	(510)
Fiscal year activity(d)	(159)	(189)	(81)
Balance, end of year	(939)	(780)	(591)
Share of other comprehensive income from equity affiliates, net:
Balance, beginning of year	—	—	(12)
Fiscal year activity(e)	—	—	12
Balance, end of year	—	—	—
Total accumulated other comprehensive loss, net of tax:
Balance, beginning of year	(1,126)	(874)	(964)
Fiscal year activity, net of income taxes	(205)	(252)	90
Balance, end of year	$(1,331)	$(1,126)	$(874)
________________________
(a)Net of income tax expense of $1 million for the fiscal year ended June 30, 2018. Upon adoption of ASU 2016-01, the Company recorded a $22 million decrease to Accumulated deficit to reclassify the cumulative net unrealized gains (losses) for these investments as of July 1, 2018.
(b)Net of income tax (benefit) expense of $(3) million, $1 million and $2 million for the fiscal years ended June 30, 2020, 2019 and 2018 respectively.
(c)Net of income tax (benefit) expense of $(11) million, $(10) million and $28 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(d)Excludes $(43) million, $(58) million and $(42) million relating to noncontrolling interests for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
(e)Net of income tax expense of $5 million for the fiscal year ended June 30, 2018.
NOTE 23. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2020
Allowances for doubtful accounts	$(46)	$(34)	$(9)	$16	$—	$(73)
Allowances for sales returns	(192)	(539)	(1)	557	1	(174)
Deferred tax valuation allowance	(1,468)	(104)	(1)	(4)	31	(1,546)
Fiscal 2019
Allowances for doubtful accounts	$(46)	$(5)	$(10)	$14	$1	$(46)
Allowances for sales returns (a)	(171)	(615)	—	593	1	(192)
Deferred tax valuation allowance	(1,385)	(53)	(122)	27	65	(1,468)
Fiscal 2018
Allowances for doubtful accounts	$(42)	$(11)	$(5)	$11	$1	$(46)
Allowances for sales returns	(166)	(526)	—	519	2	(171)
Deferred tax valuation allowance	(1,187)	(409)	169	13	29	(1,385)
________________________
(a)As a result of the adoption of the new revenue recognition standard during fiscal 2019, the Company reclassified the allowance for sales returns from Receivables, net to Other current liabilities. See Note 2—Summary of Significant Accounting Policies.
NOTE 24. QUARTERLY DATA (UNAUDITED)
For convenience purposes, all references to September 30, 2019 and September 30, 2018 refer to the three months ended September 29, 2019 and September 30, 2018, respectively. All references to December 31, 2019 and December 31, 2018 refer to the three months ended December 29, 2019 and December 30, 2018, respectively. All references to March 31, 2020 and March 31, 2019 refer to the three months ended March 29, 2020 and March 31, 2019, respectively.

	For the three months ended
	September 30,	December 31,	March 31,	June 30,
	(in millions, except per share amounts)
Fiscal 2020
Revenues	$2,340	$2,479	$2,266	$1,923
Net income (loss) (a)	(211)	103	(1,036)	(401)
Net income (loss) attributable to News Corporation stockholders	(227)	85	(730)	(397)
Income (loss) available to News Corporation stockholders per share—basic	$(0.39)	$0.15	$(1.24)	$(0.67)
Income (loss) available to News Corporation stockholders per share—diluted	$(0.39)	$0.14	$(1.24)	$(0.67)
Fiscal 2019
Revenues	$2,524	$2,627	$2,457	$2,466
Net income (loss) (b)	128	119	23	(42)
Net income (loss) attributable to News Corporation stockholders	101	95	10	(51)
Income (loss) available to News Corporation stockholders per share—basic and diluted	$0.17	$0.16	$0.02	$(0.09)
________________________

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(a)Net income (loss) for the fiscal year ended June 30, 2020 includes the impact of the following items:
•During the first quarter of fiscal 2020, the Company recognized non-cash impairment charges of $273 million primarily related to the impairment of goodwill at its News America Marketing reporting unit. See Note 8—Goodwill and Other Intangible Assets.
•During the third quarter of fiscal 2020, the Company recognized non-cash impairment charges of $1,106 million, primarily related to the impairment of goodwill and indefinite-lived intangible assets at its Foxtel reporting unit, as well as a non-cash impairment charge resulting from the reclassification of its News America Marketing reporting unit to assets held for sale. See Note 8—Goodwill and Other Intangible Assets.
•During the fourth quarter of fiscal 2020, the Company recognized non-cash impairment charges of $292 million primarily related to fixed assets, goodwill and indefinite-lived intangible assets resulting from its annual impairment test. See Note 7—Property, Plant and Equipment and Note 8—Goodwill and Other Intangible Assets.

(b)Net income (loss) for the fiscal year ended June 30, 2019 includes the impact of the following items:
•During the fourth quarter of fiscal 2019, the Company recognized non-cash impairment charges of $87 million primarily related to the impairment of goodwill at a reporting unit within the News Media segment. See Note 8—Goodwill and Other Intangible Assets.

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
Management’s Report on Internal Control Over Financial Reporting
Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 68 and 69, respectively, and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Proposal No. 1: Election of Directors” and is incorporated by reference in this Annual Report.
The information required by this item with respect to the Company’s executive officers is contained in the Proxy Statement under the heading “Executive Officers of News Corporation” and is incorporated by reference in this Annual Report.
To the extent applicable, the information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading "Delinquent Section 16(a) Reports" and is incorporated by reference in this Annual Report.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.The Company’s Consolidated Financial Statements required to be filed as part of this Annual Report and the Reports of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.
2.All other financial statement schedules are omitted because the required information is not applicable, or because the information called for is included in the Company’s Consolidated Financial Statements or the Notes to the Consolidated Financial Statements.
3.Exhibits—The exhibits listed under Part (b) below are filed or incorporated by reference as part of this Annual Report. A “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.
(a)Exhibits

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

4.2
Description of News Corporation’s Securities. (Incorporated by reference to Exhibit 4.2 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 13, 2019.)

10.1
Amended and Restated Employment Agreement, dated May 9, 2019, between News Corporation and Robert Thomson. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2019.)±

10.2	Amended and Restated Employment Agreement, dated June 18, 2020, between News Corporation and Susan Panuccio.*±

Exhibit Number	Exhibit Description
10.3
Amended and Restated Employment Agreement, dated November 9, 2017, between News Corporation and David Pitofsky. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on November 13, 2017.)±

10.4
News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective November 20, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on November 20, 2019.)±

10.5
News Corp Restoration Plan, amended and restated as of February 11, 2019. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2019.)±

10.6
Letter Agreement, dated June 27, 2014, from News Corporation to K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2014.)±

10.7
Form of Agreement for Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.8
Form of Agreement for Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.9
Credit Agreement, dated as of December 12, 2019, among News Corporation as administrative borrower, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. as administrative agent, BofA Securities, Inc., Citibank, N.A. and Bank of China, New York Branch as syndication agents and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citibank, N.A. and Bank of China, New York Branch as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on December 13, 2019.)

10.10
Syndicated Facility Agreement, dated as of November 14, 2019, among Foxtel Management Pty Limited, as initial borrower, the initial financiers named therein, the MLABs named therein and Commonwealth Bank of Australia, as facility agent. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 7, 2020.)

10.11
Syndicated Facility Agreement, dated as of November 15, 2019, among Foxtel Management Pty Limited, as initial borrower, the initial financiers named therein, Goldman Sachs Australia Pty Ltd, as MLAB, and Commonwealth Bank of Australia, as facility agent. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 7, 2020.)

10.12
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

10.13
Deed of Amendment, dated as of November 15, 2019, to the Multi-Option Facility Agreement, dated as of June 30, 2017, among Foxtel Management Pty Limited, Foxtel Finance Pty Limited and the other original borrowers listed therein and Commonwealth Bank of Australia, as the original lender. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 7, 2020.)

10.14
Common Terms Deed Poll, dated as of April 10, 2012, made by Foxtel Management Pty Ltd and the other parties thereto acting as initial guarantors in favor of the finance parties defined therein. (Incorporated by reference to Exhibit 10.24 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.15
Deed of Amendment, dated as of November 15, 2019, to the Common Terms Deed Poll, dated as of April 10, 2012, made by Foxtel Management Pty Ltd and the other parties thereto acting as initial guarantors in favor of the finance parties defined therein. (Incorporated by reference to Exhibit 10.6 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 7, 2020.)

10.16
Guarantor Assumption Deed Poll, dated as of November 15, 2019, to the Common Terms Deed Poll, dated as of April 10, 2012, executed by each entity listed in the Schedule thereto. (Incorporated by reference to Exhibit 10.7 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 7, 2020.)

Exhibit Number	Exhibit Description
10.17
Note and Guarantee Agreement, dated as of July 25, 2012, among Foxtel Management Pty Limited, Sky Cable Pty Limited, Foxtel Media Pty Limited (formerly Telstra Media Pty Limited) and others. (Incorporated by reference to Exhibit 10.30 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.18
Amendment No. 1 and Guarantee Agreement, dated as of November 22, 2019, to the Note and Guarantee Agreement, dated as of July 25, 2012, among Foxtel Management Pty Limited, Sky Cable Pty Limited, Foxtel Media Pty Limited (formerly Telstra Media Pty Limited), NXE Australia Pty Limited and others. (Incorporated by reference to Exhibit 10.8 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 7, 2020.)

10.19
Deed of Guarantee dated July 25, 2012 executed by each entity listed in Annex 1 thereto. (Incorporated by reference to Exhibit 10.31 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.20
Amendment Deed, dated as of November 22, 2019, to the Deed of Guarantee, dated July 25, 2012, executed by each entity listed in Schedule 1 thereto. (Incorporated by reference to Exhibit 10.9 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 7, 2020.)

10.21
Accession Deed Poll, dated as of November 22, 2019, to the Deed of Guarantee, dated July 25, 2012, executed by each entity listed in the Schedule thereto. (Incorporated by reference to Exhibit 10.10 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 7, 2020.)

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

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2020, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Loss for the fiscal years ended June 30, 2020, 2019 and 2018; (iii) Consolidated Balance Sheets as of June 30, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2020, 2019 and 2018; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2020, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.*

104	The cover page from News Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).*
________________________
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
Date: August 11, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Thomson	Chief Executive Officer and Director (Principal Executive Officer)	August 11, 2020
Robert J. Thomson

/s/ Susan Panuccio	Chief Financial Officer (Principal Financial and Accounting Officer)	August 11, 2020
Susan Panuccio

/s/ K. Rupert Murdoch	Executive Chairman	August 11, 2020
K. Rupert Murdoch

/s/ Lachlan K. Murdoch	Co-Chairman	August 11, 2020
Lachlan K. Murdoch

/s/ Kelly Ayotte	Director	August 11, 2020
Kelly Ayotte

/s/ José María Aznar	Director	August 11, 2020
José María Aznar

/s/ Natalie Bancroft	Director	August 11, 2020
Natalie Bancroft

/s/ Peter L. Barnes	Director	August 11, 2020
Peter L. Barnes

/s/ Joel I. Klein	Director	August 11, 2020
Joel I. Klein

/s/ Ana Paula Pessoa	Director	August 11, 2020
Ana Paula Pessoa

/s/ Masroor Siddiqui	Director	August 11, 2020
Masroor Siddiqui