Form 10-Q
period 2020-09-30
NEWS CORP
filed 2020-11-06
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-35769
_________________________________________
NEWS CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware		46-2950970
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1211 Avenue of the Americas, New York, New York		10036
(Address of principal executive offices)		(Zip Code)
(212) 416-3400
(Registrant’s telephone number, including area code)
_________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2020, 390,955,182 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended September 30,
	Notes	2020	2019
Revenues:
Circulation and subscription		$1,002	$995
Advertising		332	608
Consumer		441	387
Real estate		235	218
Other		107	132
Total Revenues	2	2,117	2,340
Operating expenses		(1,164)	(1,338)
Selling, general and administrative		(685)	(781)
Depreciation and amortization		(164)	(162)
Impairment and restructuring charges	3	(40)	(297)
Equity losses of affiliates	4	(1)	(2)
Interest (expense) income, net		(8)	4
Other, net	12	17	4
Income (loss) before income tax (expense) benefit		72	(232)
Income tax (expense) benefit	10	(25)	21
Net income (loss)		47	(211)
Less: Net income attributable to noncontrolling interests		(13)	(16)
Net income (loss) attributable to News Corporation stockholders		$34	$(227)
Net income (loss) attributable to News Corporation stockholders per share:	8
Basic and diluted		$0.06	$(0.39)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; millions)

	For the three months ended September 30,
	2020	2019
Net income (loss)	$47	$(211)
Other comprehensive income (loss):
Foreign currency translation adjustments	107	(185)
Net change in the fair value of cash flow hedges(a)	(2)	(14)
Benefit plan adjustments, net(b)	8	11
Other comprehensive income (loss)	113	(188)
Comprehensive income (loss)	160	(399)
Less: Net income attributable to noncontrolling interests	(13)	(16)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(17)	45
Comprehensive income (loss) attributable to News Corporation stockholders	$130	$(370)
(a)    Net of income tax benefit of nil and $3 million for the three months ended September 30, 2020 and 2019, respectively.
(b)    Net of income tax expense of $3 million for both the three months ended September 30, 2020 and 2019.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of September 30, 2020	As of June 30, 2020
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,539	$1,517
Receivables, net	12	1,240	1,203
Inventory, net		203	348
Other current assets		453	393
Total current assets		3,435	3,461
Non-current assets:
Investments	4	314	297
Property, plant and equipment, net		2,225	2,256
Operating lease right-of-use assets		1,048	1,061
Intangible assets, net		1,869	1,864
Goodwill		3,997	3,951
Deferred income tax assets	10	337	332
Other non-current assets	12	1,175	1,039
Total assets		$14,400	$14,261
Liabilities and Equity:
Current liabilities:
Accounts payable		$322	$351
Accrued expenses		1,060	1,019
Deferred revenue	2	409	398
Current borrowings	5	78	76
Other current liabilities	12	869	838
Total current liabilities		2,738	2,682
Non-current liabilities:
Borrowings	5	1,206	1,183
Retirement benefit obligations		260	277
Deferred income tax liabilities	10	263	258
Operating lease liabilities		1,135	1,146
Other non-current liabilities		344	326
Commitments and contingencies	9
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,075	12,148
Accumulated deficit		(3,207)	(3,241)
Accumulated other comprehensive loss		(1,235)	(1,331)
Total News Corporation stockholders’ equity		7,639	7,582
Noncontrolling interests		815	807
Total equity	6	8,454	8,389
Total liabilities and equity		$14,400	$14,261
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 390,954,837 and 388,922,752 shares issued and outstanding, net of 27,368,413 treasury shares at par at September 30, 2020 and June 30, 2020, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at September 30, 2020 and June 30, 2020, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the three months ended September 30,
	Notes	2020	2019
Operating activities:
Net income (loss)		$47	$(211)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		164	162
Operating lease expense		32	43
Equity losses of affiliates	4	1	2
Cash distributions received from affiliates		4	2
Impairment charges		—	273
Other, net	12	(17)	(4)
Deferred income taxes and taxes payable	10	10	(45)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(46)	(1,551)
Inventories, net		2	(72)
Accounts payable and other liabilities		(42)	1,428
Net cash provided by operating activities		155	27
Investing activities:
Capital expenditures		(93)	(117)
Acquisitions, net of cash acquired		(1)	—
Investments in equity affiliates and other		(7)	(5)
Proceeds from property, plant and equipment and other asset dispositions		2	3
Other, net		3	1
Net cash used in investing activities		(96)	(118)
Financing activities:
Borrowings	5	123	199
Repayment of borrowings	5	(119)	(290)
Dividends paid		(20)	(22)
Other, net		(34)	18
Net cash used in financing activities		(50)	(95)
Net change in cash and cash equivalents		9	(186)
Cash and cash equivalents, beginning of period		1,517	1,643
Exchange movement on opening cash balance		13	(16)
Cash and cash equivalents, end of period		$1,539	$1,441
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
During the fourth quarter of fiscal 2020, in connection with the Company's sale of its News America Marketing reporting unit and its annual review of its reportable segments, the Company determined to disaggregate its Dow Jones operating segment as a separate reportable segment in accordance with Accounting Standard Codification (“ASC”) 280, “Segment Reporting.” Previously, the financial information for this operating segment was aggregated with the businesses within the News Media operating segment and, together, formed the News and Information Services reportable segment. Following the sale of its News America Marketing business in the fourth quarter of fiscal 2020 and in conjunction with the Company’s annual budgeting process, the Company determined that aggregation was no longer appropriate as certain of the remaining businesses no longer shared similar economic characteristics. As a result, the Company has revised its historical disclosures for the prior period to reflect the new Dow Jones and News Media reportable segments.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. The business and economic uncertainty resulting from the impacts of the ongoing novel coronavirus (“COVID-19”) pandemic has been considered in making those estimates and assumptions. Actual results could differ from those estimates.
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
The accompanying Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2020 (the “2020 Form 10-K”).
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, the Company reclassified certain costs at the Other segment that were previously included within Selling, general and administrative to Operating expenses. For the three months ended September 30, 2019, these reclassifications increased Operating expenses by $1 million.
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2021 and fiscal 2020 include 52 weeks. All references to the three months ended September 30, 2020 and 2019 relate to the three months ended September 27, 2020 and September 29, 2019, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of September 30.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Pronouncements
Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The Company adopted the amendments in ASU 2016-13 on a modified retrospective basis as of July 1, 2020 and the adoption did not have a material effect on the Company's Consolidated Financial Statements. The Company will continue to actively monitor the impact of COVID-19 on expected credit losses.
Allowance for doubtful accounts is calculated by pooling receivables with similar credit risks such as the level of delinquency, types of products or services and geographical locations and reflects the Company’s expected credit losses based on historical experience as well as current and expected economic conditions. Refer to Note 12—Additional Financial Information for further discussion.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820, “Fair Value Measurement.” ASU 2018-13 eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. The Company adopted the amendments to disclosure requirements in ASU 2018-13 on a prospective basis as of July 1, 2020. The adoption did not have a material effect on the Company's Consolidated Financial Statements.
In March 2019, the FASB issued ASU 2019-02, “Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials (a consensus of the Emerging Issues Task Force)” (“ASU 2019-02”). The amendments in ASU 2019-02 align the impairment model in Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350) with the fair value model in Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20). The Company adopted the amendments in ASU 2019-02 on a prospective basis as of July 1, 2020. The adoption did not have a material effect on the Company's Consolidated Financial Statements. Refer to Note 12—Additional Financial Information for further discussion.
Issued
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three months ended September 30, 2020 and 2019:

	For the three months ended September 30, 2020
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$8	$437	$311	$—	$246	$1,002
Advertising	28	50	70	—	184	332
Consumer	—	—	—	441	—	441
Real estate	235	—	—	—	—	235
Other	19	9	5	17	57	107
Total Revenues	$290	$496	$386	$458	$487	$2,117

	For the three months ended September 30, 2019
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$10	$451	$289	$—	$245	$995
Advertising	27	51	84	—	446	608
Consumer	—	—	—	387	—	387
Real estate	218	—	—	—	—	218
Other	17	12	9	18	76	132
Total Revenues	$272	$514	$382	$405	$767	$2,340
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020	2019
	(in millions)
Balance, beginning of period	$398	$428
Deferral of revenue	707	821
Recognition of deferred revenue(a)	(701)	(794)
Other	5	(7)
Balance, end of period	$409	$448
(a)For the three months ended September 30, 2020 and 2019, the Company recognized $257 million and $266 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of September 30, 2020 and 2019.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
For the three months ended September 30, 2020, the Company recognized approximately $97 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of September 30, 2020 was approximately $458 million, of which approximately $175 million is expected to be recognized over the remainder of fiscal 2021, approximately $119 million is expected to be recognized in fiscal 2022 and approximately $45 million is expected to be recognized in fiscal 2023, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606, “Revenue From Contracts With Customers”.
NOTE 3 . RESTRUCTURING PROGRAMS
Restructuring
During the three months ended September 30, 2020 and 2019, the Company recorded restructuring charges of $40 million and $24 million, respectively, of which $31 million and $18 million, respectively, related to the News Media segment. The restructuring charges recorded in fiscal 2021 primarily relate to exit costs associated with the anticipated closure of the Company’s Bronx print plant. In September 2020, the Company announced that it plans to close the plant and shift the printing of those publications in New York to a third party facility during the third quarter of fiscal 2021. Restructuring charges in fiscal 2020 were for employee termination benefits.
Changes in restructuring program liabilities were as follows:

	For the three months ended September 30,
	2020			2019
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$64	$9	$73	$28	$2	$10	$40
Additions	19	21	40	24	—	—	24
Payments	(48)	—	(48)	(29)	—	—	(29)
Other	(1)	—	(1)	(1)	(2)	—	(3)
Balance, end of period	$34	$30	$64	$22	$—	$10	$32
As of September 30, 2020, restructuring liabilities of approximately $35 million were included in the Balance Sheet in Other current liabilities and $29 million were included in Other non-current liabilities.
NOTE 4. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of September 30, 2020	As of September 30, 2020	As of June 30, 2020
		(in millions)
Equity method investments(a)	various	$117	$120
Equity securities(b)	various	197	177
Total Investments		$314	$297

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

	For the three months ended September 30,
	2020	2019
	(in millions)
Total gains recognized on equity securities	$9	$1
Less: Net gains recognized on equity securities sold	—	—
Unrealized gains recognized on equity securities held at end of period	$9	$1
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $1 million and $2 million for the three months ended September 30, 2020 and 2019, respectively.
NOTE 5. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at September 30, 2020	Maturity at September 30, 2020	As of September 30, 2020	As of June 30, 2020
			(in millions)
Foxtel Group
Credit facility 2019(a) (c)	3.15%	Nov 22, 2022	$383	$371
Term loan facility 2019(b)	6.25%	Nov 22, 2024	176	171
Working capital facility 2017(a) (c)	3.15%	Nov 22, 2022	—	—
Telstra Facility(d)	7.90%	Dec 22, 2027	22	11
US private placement 2012 — USD portion — tranche 2(e)	4.27%	Jul 25, 2022	197	200
US private placement 2012 — USD portion — tranche 3(e)	4.42%	Jul 25, 2024	148	150
US private placement 2012 — AUD portion	7.04%	Jul 25, 2022	74	73
REA Group
Credit facility 2018(f)	0.99%	Apr 27, 2021	49	48
Credit facility 2019(g)	0.99%	Dec 2, 2021	120	117
Credit facility 2020(h)	2.14%	Dec 2, 2021	—	—
Finance lease and other liabilities			115	118
Total borrowings(i)			1,284	1,259
Less: current portion(j)			(78)	(76)
Long-term borrowings			$1,206	$1,183
(a)Borrowings under these facilities bear interest at a floating rate of the Australian BBSY plus an applicable margin of between 2.00% and 3.75% per annum depending on the Foxtel Debt Group’s (defined below) net leverage ratio.
(b)Borrowings under this facility bear interest at a fixed rate of 6.25% per annum.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(c)As of September 30, 2020, the Foxtel Debt Group had undrawn commitments of A$95 million under these facilities for which it pays a commitment fee of 45% of the applicable margin.
(d)Borrowings under this facility bear interest at a variable rate of Australian BBSY plus a margin of 7.75%. The Company excludes borrowings under this facility from the Statements of Cash Flows as they are non-cash.
(e)The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 7—Financial Instruments and Fair Value Measurements.
(f)Borrowings under this facility bear interest at a floating rate of the Australian BBSY plus a margin of between 0.85% and 2.75% depending on REA Group’s net leverage ratio.
(g)Borrowings under this facility bear interest at a floating rate of the Australian BBSY plus a margin of between 0.85% and 2.00% depending on REA Group’s net leverage ratio.
(h)Borrowings under this facility bear interest at a floating rate of the Australian BBSY plus a margin of 2.00% or 2.75% depending on REA Group’s net leverage ratio.
(i)The Company’s outstanding borrowings as of September 30, 2020 were incurred by certain subsidiaries of NXE Australia Pty Limited (“Foxtel” and together with such subsidiaries, the “Foxtel Debt Group”) and by REA Group and certain of its subsidiaries. Foxtel and REA Group are consolidated but non wholly-owned subsidiaries of News Corp. These borrowings are only guaranteed by Foxtel and REA Group and certain of their respective subsidiaries, as applicable, and are non-recourse to News Corp.
(j)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.” $28 million relates to the current portion of finance lease liabilities.
REA Group has access to an A$20 million overdraft facility (the “2020 Overdraft Facility”). The 2020 Overdraft Facility is an uncommitted facility that will be reviewed annually by the lender and bears interest at a rate based on the lender’s benchmark borrowing rate less a discount of 4.22%. The 2020 Overdraft Facility carries an annual facility fee of 0.15% of the A$20 million overdraft limit. As of September 30, 2020, REA Group had not borrowed any funds under the 2020 Overdraft Facility. In October 2020, REA Group amended certain terms of its credit facilities to, among other things, require REA Group to maintain a net leverage ratio of not more than 3.50 to 1.0 subsequent to December 31, 2020.
The Company has access to an unsecured $750 million revolving credit facility (the “2019 News Corp Credit Facility”) under the Company’s 2019 Credit Agreement (the “2019 Credit Agreement”) that can be used for general corporate purposes. The 2019 News Corp Credit Facility has a sublimit of $100 million available for issuances of letters of credit. The Company may request increases in the amount of the facility up to a maximum amount of $1 billion. The lenders’ commitments to make the 2019 News Corp Credit Facility available terminate on December 12, 2024, and the Company may request that the commitments be extended under certain circumstances for up to two additional one-year periods.
Interest on borrowings under the 2019 News Corp Credit Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the 2019 Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the 2019 Credit Agreement, which varies based on the Company’s adjusted operating income net leverage ratio. As of September 30, 2020, the Company was paying a commitment fee of 0.20% on any undrawn balance and an applicable margin of 0.375% for a Base Rate borrowing and 1.375% for a Eurodollar Rate borrowing. As of September 30, 2020, the Company had not borrowed any funds under the 2019 News Corp Credit Facility.
Covenants
The Company’s borrowings contain customary representations, covenants and events of default, including those discussed in the Company’s 2020 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Company’s debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at September 30, 2020.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 . EQUITY
The following tables summarize changes in equity for the three months ended September 30, 2020 and 2019:

	For the three months ended September 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2020	389	$4	200	$2	$12,148	$(3,241)	$(1,331)	$7,582	$807	$8,389
Net income	—	—	—	—	—	34	—	34	13	47
Other comprehensive income	—	—	—	—	—	—	96	96	17	113
Dividends	—	—	—	—	(59)	—	—	(59)	(20)	(79)
Other	2	—	—	—	(14)	—	—	(14)	(2)	(16)
Balance, September 30, 2020	391	$4	200	$2	$12,075	$(3,207)	$(1,235)	$7,639	$815	$8,454

	For the three months ended September 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2019	386	$4	200	$2	$12,243	$(1,979)	$(1,126)	$9,144	$1,167	$10,311
Cumulative impact from adoption of new standards	—	—	—	—	—	6	3	9	—	9
Net (loss) income	—	—	—	—	—	(227)	—	(227)	16	(211)
Other comprehensive loss	—	—	—	—	—	—	(143)	(143)	(45)	(188)
Dividends	—	—	—	—	(59)	—	—	(59)	(22)	(81)
Other	2	—	—	—	(10)	—	—	(10)	(1)	(11)
Balance, September 30, 2019	388	$4	200	$2	$12,174	$(2,200)	$(1,266)	$8,714	$1,115	$9,829
Stock Repurchases
The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the three months ended September 30, 2020 and 2019.
Dividends
In August 2020, the Company’s Board of Directors (the “Board of Directors”) declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 14, 2020 to stockholders of record as of September 16, 2020. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
NOTE 7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
In accordance with ASC 820, “Fair Value Measurements” (“ASC 820”) fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than quoted prices included in Level 1. The Company could value assets and liabilities included in this level using dealer and broker quotations, certain pricing models, bid prices, quoted prices for

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
similar assets and liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. For the Company, this primarily includes the use of forecasted financial information and other valuation related assumptions such as discount rates and long term growth rates in the income approach as well as the market approach which utilizes certain market and transaction multiples.
Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period.
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2020				As of June 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cross-currency interest rate derivatives - fair value hedges	$—	$21	$—	$21	$—	$24	$—	$24
Cross-currency interest rate derivatives - cash flow hedges	—	87	—	87	—	98	—	98
Equity securities(a)	68	—	129	197	54	—	123	177
Total assets	$68	$108	$129	$305	$54	$122	$123	$299
Liabilities:
Foreign currency derivatives - cash flow hedges	$—	$3	$—	$3	$—	$3	$—	$3
Interest rate derivatives - cash flow hedges	—	15	—	15	—	16	—	16
Cross-currency interest rate derivatives - cash flow hedges	—	18	—	18	—	18	—	18
Total liabilities	$—	$36	$—	$36	$—	$37	$—	$37
(a)See Note 4—Investments.
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
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the three months ended September 30,
	2020	2019
	(in millions)
Balance - beginning of period	$123	$113
Additions	6	—
Foreign exchange and other	—	(1)
Balance - end of period	$129	$112

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
Hedges are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Location	As of September 30, 2020	As of June 30, 2020
		(in millions)
Cross-currency interest rate derivatives - fair value hedges	Other non-current assets	$21	$24
Cross-currency interest rate derivatives - cash flow hedges	Other non-current assets	87	98
Foreign currency derivatives - cash flow hedges	Other current liabilities	(3)	(3)
Interest rate derivatives - cash flow hedges	Other non-current liabilities	(15)	(16)
Cross-currency interest rate derivatives - cash flow hedges	Other non-current liabilities	(18)	(18)
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives, interest rate derivatives and cross-currency interest rate derivatives to mitigate currency exchange and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment.
The total notional value of foreign currency contract derivatives designated for hedging was $29 million as of September 30, 2020. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is to February 2021. As of September 30, 2020, the Company estimates that approximately $2 million of net derivative losses related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated as cash flow hedges was approximately A$300 million as of September 30, 2020. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to September 2022. As of September 30, 2020, the Company estimates that approximately $3 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of cross-currency interest rate swaps that were designated as cash flow hedges was approximately $280 million as of September 30, 2020. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024. As of September 30, 2020, the Company estimates that approximately $2 million of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the impact that changes in the fair values of derivatives designated as cash flow hedges had on Accumulated other comprehensive loss and the Statements of Operations during the three months ended September 30, 2020 and 2019:

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the three months ended September 30,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the three months ended September 30,		Income statement location
	2020	2019	2020	2019
	(in millions)
Derivative instruments designated as cash flow hedges:
Foreign currency derivatives - cash flow hedges	$—	$(1)	$—	$(2)	Operating expenses
Cross-currency interest rate derivatives - cash flow hedges	(15)	5	13	(9)	Interest (expense) income, net
Interest rate derivatives - cash flow hedges	—	(4)	1	(6)	Interest (expense) income, net
Total	$(15)	$—	$14	$(17)
Upon adoption of ASU 2017-12 as of July 1, 2019, the Company reclassified $5 million in gains from Accumulated deficit to Accumulated other comprehensive loss related to amounts previously recorded for the ineffective portion of outstanding derivative instruments designated as cash flow hedges. During the three months ended September 30, 2020 and 2019, the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
Fair value hedges
Borrowings issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. For the three months ended September 30, 2020, such adjustments increased the carrying value of borrowings by nil.
The total notional value of the fair value hedges was approximately $70 million as of September 30, 2020. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.
During the three months ended September 30, 2020 and 2019, the amount recognized in the Statements of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of September 30, 2020 and June 30, 2020:

	As of September 30, 2020	As of June 30, 2020
	(in millions)
Borrowings:
Carrying amount of hedged item	$70	$71
Cumulative hedging adjustments included in the carrying amount	5	6
Other Fair Value Measurements
As of September 30, 2020, the carrying value of the Company’s outstanding borrowings approximates the fair value. The U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 . EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended September 30,
	2020	2019
	(in millions, except per share amounts)
Net income (loss)	$47	$(211)
Less: Net income attributable to noncontrolling interests	(13)	(16)
Net income (loss) attributable to News Corporation stockholders	$34	$(227)
Weighted-average number of shares of common stock outstanding - basic	589.5	586.7
Dilutive effect of equity awards(a)	1.3	—
Weighted-average number of shares of common stock outstanding - diluted	590.8	586.7
Net income (loss) attributable to News Corporation stockholders per share - basic and diluted	$0.06	$(0.39)
(a)The dilutive impact of the Company’s performance stock units, restricted stock units and stock options has been excluded from the calculation of diluted loss per share for the three months ended September 30, 2019 because their inclusion would have an antidilutive effect on the net loss per share.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2020 have not changed significantly from the disclosures included in the 2020 Form 10-K.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
On December 19, 2013, the NAM Group filed a motion to dismiss the complaint and on March 30, 2016, the District Court dismissed Valassis’s bundling and tying claims. On September 25, 2017, the District Court granted Valassis’s motion to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case which was granted in part and denied in part by the N.Y. District Court on February 21, 2019. The N.Y. District Court found that the NAM Group’s bidding practices were lawful but denied its motion with respect to claims arising out of certain other alleged contracting practices. In addition, the N.Y. District Court also dismissed Valassis’s claims relating to free-standing insert products. On December 20, 2019, the N.Y. District Court granted the NAM Group’s motion to exclude the testimony of Valassis’s sole damages expert, but subsequently clarified that Valassis could seek the court’s permission to prove damages through other evidence. Valassis filed a motion to supplement and amend its expert and pre-trial damages disclosures, which the N.Y. District Court granted on April 24, 2020. On May 8, 2020, the NAM Group filed a motion to reconsider the N.Y. District Court’s April 24, 2020 decision, which the court denied on October 23, 2020. A trial date has not been set by the court. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $2 million for both the three months ended September 30, 2020 and 2019. As of September 30, 2020, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $54 million. The amount to be indemnified by FOX of approximately $61 million was recorded as a

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
receivable in Other current assets on the Balance Sheet as of September 30, 2020. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
NOTE 10. INCOME TAXES
At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to its ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs. The changing and volatile macro-economic conditions connected with COVID-19 may cause fluctuations in forecasted earnings before income taxes. As such, the Company’s effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events which are highly uncertain and cannot be predicted.
For the three months ended September 30, 2020, the Company recorded income tax expense of $25 million on pre-tax income of $72 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily driven by the Company’s jurisdictional income (loss) mix which includes the impact of foreign operations which are subject to higher taxes.
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
Management assesses available evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Based on management’s assessment of available evidence, it has been determined that it is more likely than not that deferred tax assets in U.S. federal, state and foreign jurisdictions may not be realized and therefore, a valuation allowance has been established against those tax assets.
The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations in various U.S. state and foreign jurisdictions. During the three months ended September 30, 2020, the Company reached a final settlement with the Internal Revenue Service for the fiscal year ended June 30, 2014 as the statute of limitations expired for that year. There was no change from the results that the Company recorded as of June 30, 2020 for this expiration of statute. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and its liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company paid gross income taxes of $23 million and $27 million during the three months ended September 30, 2020 and 2019, respectively, and received tax refunds of $8 million and $3 million, respectively.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
and Storyful, a social media content agency. The segment included News America Marketing until the completion of the sale of the business on May 5, 2020.
•Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy Group, costs related to the U.K. Newspaper Matters and transformation costs associated with the Company’s global shared services program.
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
Segment information is summarized as follows:

	For the three months ended September 30,
	2020	2019
	(in millions)
Revenues:
Digital Real Estate Services	$290	$272
Subscription Video Services	496	514
Dow Jones	386	382
Book Publishing	458	405
News Media	487	767
Total revenues	$2,117	$2,340
Segment EBITDA:
Digital Real Estate Services	$119	$82
Subscription Video Services	78	81
Dow Jones	72	49
Book Publishing	71	49
News Media	(22)	7
Other	(50)	(47)
Depreciation and amortization	(164)	(162)
Impairment and restructuring charges	(40)	(297)
Equity losses of affiliates	(1)	(2)
Interest (expense) income, net	(8)	4
Other, net	17	4
Income (loss) before income tax (expense) benefit	72	(232)
Income tax (expense) benefit	(25)	21
Net income (loss)	$47	$(211)

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2020	As of June 30, 2020
	(in millions)
Total assets:
Digital Real Estate Services	$2,335	$2,322
Subscription Video Services	3,513	3,459
Dow Jones	2,435	2,480
Book Publishing	2,233	2,212
News Media	2,075	1,994
Other(a)	1,495	1,497
Investments	314	297
Total assets	$14,400	$14,261
(a)The Other segment primarily includes Cash and cash equivalents.

	As of September 30, 2020	As of June 30, 2020
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,567	$1,555
Subscription Video Services	1,535	1,513
Dow Jones	1,719	1,722
Book Publishing	760	748
News Media	285	277
Total Goodwill and intangible assets, net	$5,866	$5,815
NOTE 12. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. The allowance for doubtful accounts is estimated based on historical experience, receivable aging, current and future economic trends and specific identification of certain receivables that are at risk of not being collected.
Receivables, net consist of:

	As of September 30, 2020	As of June 30, 2020
	(in millions)
Receivables	$1,315	$1,276
Allowance for doubtful accounts	(75)	(73)
Receivables, net	$1,240	$1,203

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of September 30, 2020	As of June 30, 2020
	(in millions)
Royalty advances to authors	$346	$348
Retirement benefit assets	108	94
Inventory(a)	282	133
News America Marketing deferred consideration	117	111
Other	322	353
Total Other non-current assets	$1,175	$1,039
(a)The balance as of September 30, 2020 primarily consists of the non-current portion of programming rights. Upon adoption of ASU 2019-02, the Company reclassified the current portion of its programming rights, totaling $151 million, from Inventory, net to Other non-current assets. The Company’s programming rights are substantially all monetized as a film group.
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of September 30, 2020	As of June 30, 2020
	(in millions)
Royalties and commissions payable	$198	$169
Current operating lease liabilities	124	131
Allowance for sales returns	175	174
Current tax payable	66	50
Other	306	314
Total Other current liabilities	$869	$838
Other, net
The following table sets forth the components of Other, net:

	For the three months ended September 30,
	2020	2019
	(in millions)
Remeasurement of equity securities	$9	$1
Dividends received from equity security investments	2	—
Other	6	3
Total Other, net	$17	$4
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for taxes and interest:

	For the three months ended September 30,
	2020	2019
	(in millions)
Cash paid for interest	16	16
Cash paid for taxes	23	27

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. SUBSEQUENT EVENTS
Elara
In October 2020, REA Group entered into a binding agreement to increase its ownership interest in Elara. REA Group currently holds a 13.5% interest and on completion, is expected to have a shareholding of between 47.2% and 61.1% and hold five of nine seats on Elara’s Board of Directors. Upon completion of the transaction, REA Group will consolidate Elara's financial results. The total consideration for the transaction at the REA Group level is expected to be between $50 million to $70 million, with $34.5 million to be paid in cash and the remainder in newly-issued REA Group shares. In connection with the transaction, News Corp will also increase its interest in Elara to 38.9% for a cash payment of $34.5 million. On a consolidated basis, News Corp is expected to hold an 86.1% to 100% combined interest in Elara upon completion. The transaction, which remains subject to confirmatory due diligence and the renegotiation of key management employment contracts, is anticipated to be completed in the second quarter of fiscal 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, including expected impacts from the ongoing novel coronavirus (“COVID-19”) pandemic and related public health measures, the Company’s strategy and strategic initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those related to COVID-19. More information regarding these risks and uncertainties (many of which may be amplified by COVID-19) and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A. in News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2020 (the “2020 Form 10-K”), and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation and related notes set forth in the 2020 Form 10-K.
INTRODUCTION
News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we,” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: digital real estate services, subscription video services in Australia, news and information services and book publishing.
During the fourth quarter of fiscal 2020, in connection with the Company's sale of its News America Marketing reporting unit and its annual review of its reportable segments, the Company determined to disaggregate its Dow Jones operating segment as a separate reportable segment in accordance with Accounting Standard Codification (“ASC”) 280, “Segment Reporting.” Previously, the financial information for this operating segment was aggregated with the businesses within the News Media operating segment and, together, formed the News and Information Services reportable segment. Following the sale of its News America Marketing business in the fourth quarter of fiscal 2020 and in conjunction with the Company’s annual budgeting process, the Company determined that aggregation was no longer appropriate as certain of the remaining businesses no longer shared similar economic characteristics. As a result, the Company has revised its historical disclosures for the prior period to reflect the new Dow Jones and News Media reportable segments.
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, the Company reclassified certain costs at the Other segment that were previously included within Selling, general and administrative to Operating expenses. For the three months ended September 30, 2019, these reclassifications increased Operating expenses by $1 million.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Businesses—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2021 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2020 and 2019. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2020 and 2019, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of September 30, 2020.
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
•Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy Group, costs related to the U.K. Newspaper Matters (as defined in Note 9—Commitments and Contingencies to the Consolidated Financial Statements) and transformation costs associated with the Company’s global shared services program.
Other Business Developments
COVID-19 Impact
The impact of COVID-19 and measures to prevent its spread have continued to create significant economic volatility, uncertainty and disruption and have affected the Company’s businesses in a number of ways. During the three months ended September 30, 2020 and through the date of this filing, the Company observed the following effects on its businesses:
The real estate markets in Australia, Asia and the U.S. have been, and may continue to be, negatively impacted as a result of social distancing measures, business closures and economic uncertainty resulting from COVID-19, which has negatively impacted the Digital Real Estate Services segment. While real estate listings in Australia continued to be negatively impacted by government restrictions during the quarter, primarily in Melbourne, the overall decline in national new listings eased relative to last quarter and traffic to realestate.com.au remained strong. In October, national residential listings in Australia were down 1% compared to the prior year with improvement in both the Sydney and Melbourne markets. In the United States, the Company has seen stronger consumer traffic and higher leads in the quarter at Move driven by the easing of government imposed restrictions and increased buyer demand.
At its news and information services businesses, COVID-19 continued to exacerbate print advertising market weakness and negatively impact print volumes due to increased economic uncertainty and lower demand for single-copy and amenity newspapers driven by decreased foot traffic resulting from remote working, social distancing measures and other government restrictions. However, the Company has seen increases in digital paid subscribers as well as digital audience gains at online versions of many of its news properties.
Sports programming rights costs at the Subscription Video Services segment were negatively impacted by the deferral of costs from fiscal 2020 into fiscal 2021 due to the postponement of sporting events. The Company estimates that approximately $36 million of additional sports programming rights and production costs were recognized in the first quarter of fiscal 2021 due to such deferrals. In addition, the ongoing disruption in the operations of pubs and clubs and lower occupancy at hotels throughout Australia have continued to adversely impact commercial subscription revenues; however the Company has seen the gradual recovery of commercial subscribers which remains dependent on the easing of government restrictions and social distancing measures.
The ultimate impact of COVID-19, including the extent of adverse impacts on the Company’s business, results of operations, cash flows and financial condition, will depend on, among other things, the severity, duration, spread and any reoccurrence of COVID-19, the impact of governmental actions and business and consumer behavior in response to COVID-19, the effectiveness of actions taken to contain or mitigate the outbreak and prevent or limit any reoccurrence, the resulting global economic conditions and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted. For additional information regarding risks related to COVID-19, please see “The ongoing novel coronavirus (COVID-19) pandemic and other similar epidemics, pandemics or widespread health crises could have a material adverse effect on the Company’s business, results of operations, cash flows and financial position.” in Part I, Item 1A. of the 2020 Form 10-K.
Regional and community newspapers in Australia
During the fourth quarter of fiscal 2020, the Company decommissioned the print operations for its regional and community newspapers in Australia. These initiatives will result in a revenue decrease at News Corp Australia of approximately $111 million and have an immaterial impact on Segment EBITDA during fiscal 2021.

Elara
In October 2020, REA Group entered into a binding agreement to increase its ownership interest in Elara Technologies Pte. Ltd. (“Elara”). REA Group currently holds a 13.5% interest and on completion, is expected to have a shareholding of between 47.2% and 61.1% and hold five of nine seats on Elara’s Board of Directors. Upon completion of the transaction, REA Group will consolidate Elara's financial results. The total consideration for the transaction at the REA Group level is expected to be between $50 million to $70 million, with $34.5 million to be paid in cash and the remainder in newly-issued REA Group shares. In connection with the transaction, News Corp will also increase its interest in Elara to 38.9% for a cash payment of $34.5 million. On a consolidated basis, News Corp is expected to hold an 86.1% to 100% combined interest in Elara upon completion. The transaction, which remains subject to confirmatory due diligence and the renegotiation of key management employment contracts, is anticipated to be completed in the second quarter of fiscal 2021.
RESULTS OF OPERATIONS
Results of Operations—For the three months ended September 30, 2020 versus the three months ended September 30, 2019
The following table sets forth the Company’s operating results for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

	For the three months ended September 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,002	$995	$7	1%
Advertising	332	608	(276)	(45)%
Consumer	441	387	54	14%
Real estate	235	218	17	8%
Other	107	132	(25)	(19)%
Total Revenues	2,117	2,340	(223)	(10)%
Operating expenses	(1,164)	(1,338)	174	13%
Selling, general and administrative	(685)	(781)	96	12%
Depreciation and amortization	(164)	(162)	(2)	(1)%
Impairment and restructuring charges	(40)	(297)	257	87%
Equity losses of affiliates	(1)	(2)	1	50%
Interest (expense) income, net	(8)	4	(12)	**
Other, net	17	4	13	**
Income (loss) before income tax (expense) benefit	72	(232)	304	**
Income tax (expense) benefit	(25)	21	(46)	**
Net income (loss)	47	(211)	258	**
Less: Net income attributable to noncontrolling interests	(13)	(16)	3	19%
Net income (loss) attributable to News Corporation stockholders	$34	$(227)	$261	**
** not meaningful
Revenues— Revenues decreased $223 million, or 10%, for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020, primarily driven by the $200 million impact from the sale of News America Marketing in the fourth quarter of fiscal 2020 and lower print advertising revenue in the News Media segment. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $50 million, or 2%, for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020.
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
Operating expenses— Operating expenses decreased $174 million, or 13%, for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020, primarily driven by the sale of News America Marketing in the fourth quarter of fiscal 2020 as well as lower costs relating to the closure or transition to digital of certain regional and community newspapers in Australia. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $26 million, or 2%, for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020.
Selling, general and administrative—Selling, general and administrative decreased $96 million, or 12%, for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020, primarily driven by cost savings initiatives, the sale of News America Marketing in the fourth quarter of fiscal 2020 and the impact from the sale of Unruly in the third quarter of fiscal 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $16 million, or 2%, for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020.
Depreciation and amortization— Depreciation and amortization expense increased $2 million, or 1%, for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020, primarily due to the impact of foreign currency fluctuations of the U.S. dollar against local currencies, which resulted in a depreciation and amortization expense increase of $4 million, or 2%.
Impairment and restructuring charges—During the three months ended September 30, 2019, the Company recognized non-cash impairment charges of $273 million primarily related to the impairment of goodwill and indefinite-lived intangible assets at the News America Marketing reporting unit.
During the three months ended September 30, 2020 and 2019, the Company recorded restructuring charges of $40 million and $24 million, respectively. See Note 3—Restructuring Programs in the accompanying Consolidated Financial Statements.
Equity losses of affiliates— Equity losses of affiliates decreased by $1 million for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020. See Note 4—Investments in the accompanying Consolidated Financial Statements.
Interest (expense) income, net— Interest expense, net was $8 million for the three months ended September 30, 2020 as compared to interest income, net of $4 million in the corresponding period of fiscal 2020, primarily due to the absence of the impact from the settlement of cash flow hedges related to debt maturities in the first quarter of fiscal 2020.
Other, net— Other, net increased by $13 million for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020. See Note 12—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax (expense) benefit—For the three months ended September 30, 2020, the Company recorded income tax expense of $25 million on pre-tax income of $72 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily driven by the Company’s jurisdictional income (loss) mix which includes the impact of foreign operations which are subject to higher taxes.
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
Management assesses available evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Based on management’s assessment of available evidence, it has been determined that it is more likely than not that deferred tax assets in U.S. federal, state and foreign jurisdictions may not be realized and therefore, a valuation allowance has been established against those tax assets.
The changing and volatile macro-economic conditions connected with COVID-19 may cause fluctuations in forecasted earnings before income taxes. As such, the Company’s effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events which are highly uncertain and cannot be predicted.
Net income (loss)—Net income was $47 million for the three months ended September 30, 2020 as compared to a net loss of $211 million in the corresponding period of fiscal 2020, an improvement of $258 million, primarily driven by the decrease in non-cash impairment charges discussed above.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests decreased by $3 million, or 19%, for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020.
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
The following table reconciles Net income (loss) to Total Segment EBITDA for the three months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020	2019
(in millions)
Net income (loss)	$47	$(211)
Add:
Income tax expense (benefit)	25	(21)
Other, net	(17)	(4)
Interest expense (income), net	8	(4)
Equity losses of affiliates	1	2
Impairment and restructuring charges	40	297
Depreciation and amortization	164	162
Total Segment EBITDA	$268	$221

The following table sets forth the Company’s Revenues and Segment EBITDA by segment for the three months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020		2019
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$290	$119	$272	$82
Subscription Video Services	496	78	514	81
Dow Jones	386	72	382	49
Book Publishing	458	71	405	49
News Media	487	(22)	767	7
Other	—	(50)	—	(47)
Total	$2,117	$268	$2,340	$221
Digital Real Estate Services (14% and 12% of the Company’s consolidated revenues in the three months ended September 30, 2020 and 2019, respectively)

	For the three months ended September 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$8	$10	$(2)	(20)%
Advertising	28	27	1	4%
Real estate	235	218	17	8%
Other	19	17	2	12%
Total Revenues	290	272	18	7%
Operating expenses	(43)	(45)	2	4%
Selling, general and administrative	(128)	(145)	17	12%
Segment EBITDA	$119	$82	$37	45%
For the three months ended September 30, 2020, revenues at the Digital Real Estate Services segment increased $18 million, or 7%, as compared to the corresponding period of fiscal 2020. Revenues at Move increased $15 million, or 12%, to $138 million for the three months ended September 30, 2020 from $123 million in the corresponding period of fiscal 2020, primarily driven by higher real estate revenues from the referral model, which benefited from higher lead volumes and higher average home values. Revenues from the referral model represented approximately 30% of total Move revenues. At REA Group, revenues increased $3 million, or 2%, to $152 million for the three months ended September 30, 2020 from $149 million in the corresponding period of fiscal 2020, primarily due to the $6 million positive impact of foreign currency fluctuations.
For the three months ended September 30, 2020, Segment EBITDA at the Digital Real Estate Services segment increased $37 million, or 45%, as compared to the corresponding period of fiscal 2020. The increase in Segment EBITDA was primarily driven by the $28 million higher contribution from Move resulting from the higher revenues discussed above and the impact of cost savings initiatives implemented in response to COVID-19 and the deferral of marketing costs at Move and REA Group.

Subscription Video Services (23% and 22% of the Company’s consolidated revenues in the three months ended September 30, 2020 and 2019, respectively)

	For the three months ended September 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$437	$451	$(14)	(3)%
Advertising	50	51	(1)	(2)%
Other	9	12	(3)	(25)%
Total Revenues	496	514	(18)	(4)%
Operating expenses	(333)	(344)	11	3%
Selling, general and administrative	(85)	(89)	4	4%
Segment EBITDA	$78	$81	$(3)	(4)%
For the three months ended September 30, 2020, revenues at the Subscription Video Services segment decreased $18 million, or 4%, as compared to the corresponding period of fiscal 2020. The revenue decrease was primarily due to lower subscription revenues resulting from fewer residential broadcast subscribers and the $14 million decline in commercial subscription revenues due to ongoing restrictions on pubs, clubs and other commercial venues due to COVID-19. The decreases in revenues were partially offset by the positive impact of foreign currency fluctuations and $9 million of higher revenues from OTT products, primarily Kayo and Binge. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $20 million, or 3%, for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020.
For the three months ended September 30, 2020, Segment EBITDA decreased $3 million, or 4%, as compared to the corresponding period of fiscal 2020. The Segment EBITDA decrease was primarily due to the lower revenues discussed above, partially offset by cost savings primarily due to lower entertainment programming, employee and transmission costs, as savings from renegotiated sports rights were more than offset by the recognition of sports programming rights and production costs deferred from the fourth quarter of fiscal 2020.
The following tables provide information regarding certain key performance indicators for Foxtel, the primary reporting unit within the Subscription Video Services segment, as of and for the three months ended September 30, 2020 and 2019 (see the Company’s 2020 Form 10-K for further detail regarding these performance indicators):

	As of September 30,
	2020	2019
	(in 000's)
Broadcast Subscribers
Residential(a)	1,850	2,059
Commercial(b)	205	267
OTT Subscribers (Total (Paid))
Foxtel Now(c)	310 (298 paid)	385 (375 paid)
Kayo(d)	681 (644 paid)	430 (364 paid)
Binge(e)	321 (290 paid)	—
Total Paid Subscribers	3,287	3,065

	For the three months ended September 30,
	2020	2019
Broadcast ARPU(f)	A$79 (US$56)	A$78 (US$53)
Broadcast Subscriber Churn(g)	14.6%	14.4%
(a)    Subscribing households throughout Australia as of September 30, 2020 and 2019.
(b)    Commercial subscribers throughout Australia as of September 30, 2020 and 2019. Commercial subscribers are calculated as residential equivalent business units and are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year.

(c)    Total and Paid Foxtel Now subscribers as of September 30, 2020 and 2019. Paid Foxtel Now subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)    Total and Paid Kayo subscribers as of September 30, 2020 and 2019. Paid Kayo subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(e)    Total and Paid Binge subscribers as of September 30, 2020. Binge was launched on May 25, 2020. Paid Binge subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(f)    Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the three months ended September 30, 2020 and 2019.
(g)    Broadcast residential subscriber churn rate (excluding Optus) (Broadcast Subscriber Churn) for the three months ended September 30, 2020 and 2019. Broadcast subscriber churn represents the number of cable and satellite residential subscribers whose service is disconnected, expressed as a percentage of the average total number of cable and satellite residential subscribers, presented on an annual basis.
Dow Jones (18% and 16% of the Company’s consolidated revenues in the three months ended September 30, 2020 and 2019, respectively)

	For the three months ended September 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$311	$289	$22	8%
Advertising	70	84	(14)	(17)%
Other	5	9	(4)	(44)%
Total Revenues	386	382	4	1%
Operating expenses	(185)	(187)	2	1%
Selling, general and administrative	(129)	(146)	17	12%
Segment EBITDA	$72	$49	$23	47%
For the three months ended September 30, 2020, revenues at the Dow Jones segment increased $4 million, or 1%, as compared to the corresponding period of fiscal 2020 driven by growth in circulation and subscription revenues, partially offset by a decline in print advertising revenues. Digital revenues at the Dow Jones segment represented 73% of total revenues for the three months ended September 30, 2020, as compared to 65% in the corresponding period of fiscal 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $1 million for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020.
Circulation and subscription revenues

	For the three months ended September 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$198	$178	$20	11%
Professional information business	113	111	2	2%
Total circulation and subscription revenues	$311	$289	$22	8%
Circulation and subscription revenues increased $22 million, or 8%, during the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020. Circulation and other revenues increased $20 million, or 11%, primarily driven by growth in digital-only subscriptions at The Wall Street Journal and a $7 million increase in content licensing revenues, partially offset by print volume declines. During the three months ended September 30, 2020, average daily digital-only subscriptions at The Wall Street Journal increased 27% to 2.4 million as compared to the corresponding period of fiscal 2020, and digital revenues represented 63% of circulation revenue for the three months ended September 30, 2020, as compared to 56% in the corresponding period of fiscal 2020. Professional information business revenues increased $2 million, or 2%, as growth of $6 million in Risk & Compliance revenues was mostly offset by lower revenues from other professional information business products.

The following table summarizes average daily consumer subscriptions during the three months ended September 30, 2020 and 2019 for select publications and for all consumer subscription products.(a)(b)

	For the three months ended September 30,
	2020	2019	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	2,354	1,854	500	27%
Total subscriptions	3,104	2,618	486	19%
Barron’s
Digital-only subscriptions(c)	458	321	137	43%
Total subscriptions	667	587	80	14%
Total Consumer(d)
Digital-only subscriptions(c)	2,914	2,259	655	29%
Total subscriptions	3,877	3,296	581	18%
________________________
(a)Based on internal data for the periods from June 29, 2020 to September 27, 2020 and July 1, 2019 through September 29, 2019, respectively, with independent assurance over global total sales and subscriptions provided by PricewaterhouseCoopers LLP UK.
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
(d)Total Consumer consists of The Wall Street Journal, Barron’s, MarketWatch newsletters and Financial News, including Private Equity News.
Advertising revenues
Advertising revenues decreased $14 million, or 17%, during the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020, primarily driven by the $19 million decrease in print advertising revenues resulting from general market weakness and lower volume across The Wall Street Journal and Barron’s due to COVID-19, partially offset by a $5 million increase in digital advertising revenue, which represented 57% of advertising revenue for the three months ended September 30, 2020, as compared to 42% in the corresponding period of fiscal 2020.
Segment EBITDA
For the three months ended September 30, 2020, Segment EBITDA at the Dow Jones segment increased $23 million, or 47%, as compared to the corresponding period of fiscal 2020. The increase was mainly due to lower newsprint, production and distribution costs, driven by lower print volumes, lower travel and entertainment costs due to COVID-19 and the increase in revenues discussed above.

Book Publishing (22% and 17% of the Company’s consolidated revenues in the three months ended September 30, 2020 and 2019, respectively)

	For the three months ended September 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$441	$387	$54	14%
Other	17	18	(1)	(6)%
Total Revenues	458	405	53	13%
Operating expenses	(304)	(279)	(25)	(9)%
Selling, general and administrative	(83)	(77)	(6)	(8)%
Segment EBITDA	$71	$49	$22	45%
For the three months ended September 30, 2020, revenues at the Book Publishing segment increased $53 million, or 13%, as compared to the corresponding period of fiscal 2020. The increase for the three months ended September 30, 2020 was primarily driven by the strong performance of titles in the General Books category such as The Order by Daniel Silva, The Guest List by Lucy Foley and How to Destroy America in Three Easy Steps by Ben Shapiro, as well as higher backlist sales of children’s titles and the $9 million impact from the acquisition of a book publisher in Europe in the fourth quarter of fiscal 2020. Digital sales increased by 20% as compared to the corresponding period of fiscal 2020, primarily due to growth in both e-books and downloadable audiobooks. Digital sales represented approximately 23% of consumer revenues during the three months ended September 30, 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $4 million, or 1%, for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020.
For the three months ended September 30, 2020, Segment EBITDA at the Book Publishing segment increased $22 million, or 45%, as compared to the corresponding period of fiscal 2020. The increase was primarily due to the higher revenues discussed above and the mix of titles.
News Media (23% and 33% of the Company’s consolidated revenues in the three months ended September 30, 2020 and 2019, respectively)

	For the three months ended September 30,
	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$246	$245	$1	—%
Advertising	184	446	(262)	(59)%
Other	57	76	(19)	(25)%
Total Revenues	487	767	(280)	(37)%
Operating expenses	(299)	(483)	184	38%
Selling, general and administrative	(210)	(277)	67	24%
Segment EBITDA	$(22)	$7	$(29)	**
** not meaningful
Revenues at the News Media segment decreased $280 million, or 37%, for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020. The revenue decrease was primarily due to lower advertising revenues of $262 million, driven by the sale of News America Marketing in the fourth quarter of fiscal 2020, which contributed $200 million to the decline, continued weakness in the print advertising market exacerbated by COVID-19 and the $29 million impact from the closure or transition to digital of regional and community newspapers in Australia. Other revenues for the three months ended September 30, 2020 decreased $19 million as compared to the corresponding period of fiscal 2020, primarily due to the $10 million impact from the sale of Unruly in January 2020. Circulation and subscription revenues increased $1 million as compared to the corresponding period of fiscal 2020 primarily due to digital subscriber growth across key mastheads, the $10 million positive impact of foreign currency fluctuations and price increases, partially offset by declines in print volume. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $19 million, or 2%, for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020.
Segment EBITDA at the News Media segment declined $29 million for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020. The decrease was due to the net $12 million impact from the sales of News America Marketing and Unruly in fiscal 2020 and to lower contributions from News Corp Australia and News UK of $13 million and $9 million, respectively, primarily driven by lower revenues, partially offset by cost savings initiatives.
News Corp Australia
Revenues were $221 million for the three months ended September 30, 2020, a decrease of $55 million, or 20%, compared to revenues of $276 million in the corresponding period of fiscal 2020. The closure or transition to digital of regional and community newspapers in Australia resulted in a revenue decrease of $35 million. Advertising revenues decreased $52 million, primarily due to the closure or transition to digital of regional and community newspapers and continued weakness in the print advertising market exacerbated by COVID-19. Circulation and subscription revenues increased $5 million, primarily driven by digital subscriber growth and the positive impact from foreign currency fluctuations, which were mostly offset by print volume declines resulting from the closure or transition to digital of regional and community newspapers. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $9 million, or 3%, for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020.
News UK
Revenues were $206 million for the three months ended September 30, 2020, a decrease of $17 million, or 8%, as compared to revenues of $223 million in the corresponding period of fiscal 2020. Advertising revenues decreased $13 million, primarily due to continued weakness in the print advertising market exacerbated by COVID-19. Circulation and subscription revenues decreased $1 million, primarily driven by single-copy volume declines at The Sun, partially offset by the $6 million positive impact of foreign currency fluctuations, digital subscriber growth, mainly at The Times, and cover price increases, mainly at The Sun. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $9 million, or 4%, for the three months ended September 30, 2020 as compared to the corresponding period of fiscal 2020.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of September 30, 2020, the Company’s cash and cash equivalents were $1.5 billion. The Company also has available borrowing capacity under the 2019 News Corp Credit Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. However, the Company will continue to review its liquidity needs in light of the business and economic impacts resulting from COVID-19 and has taken various steps to offset the impact of COVID-19, including reducing variable costs and implementing cost savings initiatives across its businesses. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. Some of these factors may be adversely impacted by the COVID-19 pandemic and there can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms. See Part I, “Item 1A. Risk Factors” in the 2020 Form 10-K for further discussion.
As of September 30, 2020, the Company’s consolidated assets included $778 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $132 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.
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
Issuer Purchases of Equity Securities
The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the three months ended September 30, 2020 and 2019.
Dividends
In August 2020, the Company’s Board of Directors (“the Board of Directors”) declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 14, 2020 to stockholders of record as of September 16, 2020. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—For the three months ended September 30, 2020 versus the three months ended September 30, 2019
Net cash provided by operating activities for the three months ended September 30, 2020 and 2019 was as follows (in millions):

For the three months ended September 30,	2020	2019
Net cash provided by operating activities	$155	$27
Net cash provided by operating activities increased by $128 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily due to higher Total Segment EBITDA and lower working capital.
Net cash used in investing activities for the three months ended September 30, 2020 and 2019 was as follows (in millions):

For the three months ended September 30,	2020	2019
Net cash used in investing activities	$(96)	$(118)
Net cash used in investing activities decreased by $22 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. During the three months ended September 30, 2020, the Company used $93 million of cash for capital expenditures, of which $51 million related to Foxtel.
During the three months ended September 30, 2019, the Company used $117 million of cash for capital expenditures, of which $66 million related to Foxtel.
Net cash used in financing activities for the three months ended September 30, 2020 and 2019 was as follows (in millions):

For the three months ended September 30,	2020	2019
Net cash used in financing activities	$(50)	$(95)
Net cash used in financing activities decreased by $45 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. During the three months ended September 30, 2020, the Company repaid $119 million of borrowings related to Foxtel and made dividend payments of $20 million to REA Group minority stockholders. The net cash used in financing activities was partially offset by new borrowings related to Foxtel of $123 million.

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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the three months ended September 30,
	2020	2019
	(in millions)
Net cash provided by operating activities	$155	$27
Less: Capital expenditures	(93)	(117)
	62	(90)
Less: REA Group free cash flow	(29)	(28)
Plus: Cash dividends received from REA Group	32	35
Free cash flow available to News Corporation	$65	$(83)
Free cash flow available to News Corporation increased by $148 million in the three months ended September 30, 2020 to $65 million from $(83) million in the corresponding period of fiscal 2020, primarily due to higher net cash provided by operating activities as discussed above and lower capital expenditures.
Borrowings
As of September 30, 2020, the Company had total borrowings of $1.3 billion, including the current portion and finance lease liabilities. The Company’s borrowings as of such date primarily consisted of (i) $1,000 million of outstanding debt incurred by certain subsidiaries of NXE Australia Pty Limited (“Foxtel” and together with such subsidiaries, the “Foxtel Debt Group”) and (ii) $169 million of outstanding debt incurred by REA Group and certain of its subsidiaries (REA Group and such subsidiaries, the “REA Debt Group”). Both Foxtel and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group and certain of their subsidiaries, respectively, and is non-recourse to News Corp.

REA Group has access to an A$20 million overdraft facility (the “2020 Overdraft Facility”). The 2020 Overdraft Facility is an uncommitted facility that will be reviewed annually by the lender and bears interest at a rate based on the lender’s benchmark borrowing rate less a discount of 4.22%. The 2020 Overdraft Facility carries an annual facility fee of 0.15% of the A$20 million overdraft limit. As of September 30, 2020, REA Group had not borrowed any funds under the 2020 Overdraft Facility. In October 2020, REA Group amended certain terms of its credit facilities to, among other things, require REA Group to maintain a net leverage ratio of not more than 3.50 to 1.0 subsequent to December 31, 2020.
The Company has access to an unsecured $750 million revolving credit facility (the “2019 News Corp Credit Facility”) that can be used for general corporate purposes. The 2019 News Corp Credit Facility has a sublimit of $100 million available for issuances of letters of credit. The Company may request increases in the amount of the facility up to a maximum amount of $1 billion. The lenders’ commitments to make the 2019 News Corp Credit Facility available terminate on December 12, 2024, and the Company may request that the commitments be extended under certain circumstances for up to two additional one-year periods. As of September 30, 2020, the Company has not borrowed any funds under the 2019 News Corp Credit Facility.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at September 30, 2020.
See Note 5—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including certain information about interest rates and maturities related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2020 have not changed significantly from the disclosures included in the 2020 Form 10-K.
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
The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. See Note 9—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2020 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
(a)Disclosure Controls and Procedures
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
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 9—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in the Company’s 2020 Form 10-K, except as set forth below:

Certain FCC Rules and Regulations and the Separation and Distribution Agreement May Restrict the Company From Acquiring or Owning Certain Types of Assets in the U.S.

The Federal Communications Commission (“FCC”) has promulgated certain rules and regulations that limit the common ownership of radio and television broadcast stations and the common ownership of broadcast stations and newspapers (the “Broadcast Ownership Rules”) and place commercial restrictions on a cable network programmer in which a cable television operator holds an ownership interest (the “Program Access Rules”). In November 2017, the FCC voted to eliminate the Broadcast Ownership Rules, and the order became effective in February 2018. However, in September 2019, a panel of the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) issued an Order vacating the FCC’s order and reinstating the Broadcast Ownership Rules. The FCC’s petition for en banc review was denied in November 2019, following which a mandate reinstating the Broadcast Ownership Rules was issued. The FCC and certain other parties filed Petitions for Writ of Certiorari with the U.S. Supreme Court appealing the Third Circuit’s decision which were granted in October 2020.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019 (unaudited); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2020 and 2019 (unaudited); (iii) Consolidated Balance Sheets as of September 30, 2020 (unaudited) and June 30, 2020 (audited); (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: November 6, 2020