Form 10-Q
period 2020-12-31
NEWS CORP
filed 2021-02-05
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 29, 2021, 391,092,888 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended December 31,		For the six months ended December 31,
	Notes	2020	2019	2020	2019
Revenues:
Circulation and subscription		$1,030	$990	$2,032	$1,985
Advertising		448	677	780	1,285
Consumer		523	421	964	808
Real estate		281	242	516	460
Other		132	149	239	281
Total Revenues	2	2,414	2,479	4,531	4,819
Operating expenses		(1,198)	(1,351)	(2,362)	(2,689)
Selling, general and administrative		(719)	(773)	(1,404)	(1,554)
Depreciation and amortization		(167)	(162)	(331)	(324)
Impairment and restructuring charges	4	(23)	(29)	(63)	(326)
Equity losses of affiliates	5	(3)	(3)	(4)	(5)
Interest expense, net		(12)	(8)	(20)	(4)
Other, net	13	54	2	71	6
Income (loss) before income tax expense		346	155	418	(77)
Income tax expense	11	(85)	(52)	(110)	(31)
Net income (loss)		261	103	308	(108)
Less: Net income attributable to noncontrolling interests		(30)	(18)	(43)	(34)
Net income (loss) attributable to News Corporation stockholders		$231	$85	$265	$(142)
Net income (loss) attributable to News Corporation stockholders per share:	9
Basic		$0.39	$0.15	$0.45	$(0.24)
Diluted		$0.39	$0.14	$0.45	$(0.24)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; millions)

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
Net income (loss)	$261	$103	$308	$(108)
Other comprehensive income (loss):
Foreign currency translation adjustments	315	199	422	14
Net change in the fair value of cash flow hedges(a)	—	—	(2)	(14)
Benefit plan adjustments, net(b)	(7)	(13)	1	(2)
Other comprehensive income (loss)	308	186	421	(2)
Comprehensive income (loss)	569	289	729	(110)
Less: Net income attributable to noncontrolling interests	(30)	(18)	(43)	(34)
Less: Other comprehensive (income) loss attributable to noncontrolling interests	(63)	(36)	(80)	9
Comprehensive income (loss) attributable to News Corporation stockholders	$476	$235	$606	$(135)
(a)    Net of income tax benefit of nil for the three months ended December 31, 2020 and 2019, respectively, and income tax benefit of nil and $3 million for the six months ended December 31, 2020 and 2019, respectively.
(b)    Net of income tax benefit of $3 million and $4 million for three months ended December 31, 2020 and 2019, respectively, and income tax benefit of nil and $1 million for the six months ended December 31, 2020 and 2019, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of December 31, 2020	As of June 30, 2020
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,562	$1,517
Receivables, net	13	1,444	1,203
Inventory, net		203	348
Other current assets		387	393
Total current assets		3,596	3,461
Non-current assets:
Investments	5	353	297
Property, plant and equipment, net		2,315	2,256
Operating lease right-of-use assets		1,074	1,061
Intangible assets, net		1,934	1,864
Goodwill		4,292	3,951
Deferred income tax assets	11	337	332
Other non-current assets	13	1,193	1,039
Total assets		$15,094	$14,261
Liabilities and Equity:
Current liabilities:
Accounts payable		$291	$351
Accrued expenses		1,094	1,019
Deferred revenue	2	400	398
Current borrowings	6	212	76
Other current liabilities	13	864	838
Total current liabilities		2,861	2,682
Non-current liabilities:
Borrowings	6	1,044	1,183
Retirement benefit obligations		254	277
Deferred income tax liabilities	11	339	258
Operating lease liabilities		1,160	1,146
Other non-current liabilities		362	326
Commitments and contingencies	10
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,091	12,148
Accumulated deficit		(2,976)	(3,241)
Accumulated other comprehensive loss		(990)	(1,331)
Total News Corporation stockholders’ equity		8,131	7,582
Noncontrolling interests		943	807
Total equity	7	9,074	8,389
Total liabilities and equity		$15,094	$14,261
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 391,082,746 and 388,922,752 shares issued and outstanding, net of 27,368,413 treasury shares at par at December 31, 2020 and June 30, 2020, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at December 31, 2020 and June 30, 2020, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the six months ended December 31,
	Notes	2020	2019
Operating activities:
Net income (loss)		$308	$(108)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		331	324
Operating lease expense		64	86
Equity losses of affiliates	5	4	5
Cash distributions received from affiliates		7	5
Impairment charges		—	292
Other, net	13	(71)	(6)
Deferred income taxes and taxes payable	11	21	(35)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(172)	(1,661)
Inventories, net		27	3
Accounts payable and other liabilities		(36)	1,287
Net cash provided by operating activities		483	192
Investing activities:
Capital expenditures		(173)	(237)
Acquisitions, net of cash acquired		(90)	(2)
Investments in equity affiliates and other		(11)	(8)
Proceeds from property, plant and equipment and other asset dispositions		3	10
Other, net		(5)	3
Net cash used in investing activities		(276)	(234)
Financing activities:
Borrowings	6	146	917
Repayment of borrowings	6	(248)	(1,161)
Dividends paid		(80)	(81)
Other, net		(37)	(3)
Net cash used in financing activities		(219)	(328)
Net change in cash and cash equivalents		(12)	(370)
Cash and cash equivalents, beginning of period		1,517	1,643
Exchange movement on opening cash balance		57	(1)
Cash and cash equivalents, end of period		$1,562	$1,272
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
During the fourth quarter of fiscal 2020, in connection with the Company's sale of its News America Marketing reporting unit and its annual review of its reportable segments, the Company determined to disaggregate its Dow Jones operating segment as a separate reportable segment in accordance with Accounting Standard Codification (“ASC”) 280, “Segment Reporting.” Previously, the financial information for this operating segment was aggregated with the businesses within the News Media operating segment and, together, formed the News and Information Services reportable segment. Following the sale of its News America Marketing business in the fourth quarter of fiscal 2020 and in conjunction with the Company’s annual budgeting process, the Company determined that aggregation was no longer appropriate as certain of the remaining businesses no longer shared similar economic characteristics. As a result, the Company has revised its historical disclosures for the prior periods to reflect the new Dow Jones and News Media reportable segments.
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
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, the Company reclassified certain costs at the Other segment that were previously included within Selling, general and administrative to Operating expenses. For the three and six months ended December 31, 2019, these reclassifications increased Operating expenses by $1 million and $2 million, respectively.
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2021 and fiscal 2020 include 52 weeks. All references to the three and six months ended December 31, 2020 and 2019 relate to the three and six months ended December 27, 2020 and December 29, 2019, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of December 31.

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
Allowance for doubtful accounts is calculated by pooling receivables with similar credit risks such as the level of delinquency, types of products or services and geographical locations and reflects the Company’s expected credit losses based on historical experience as well as current and expected economic conditions. Refer to Note 13—Additional Financial Information for further discussion.
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
In March 2019, the FASB issued ASU 2019-02, “Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials (a consensus of the Emerging Issues Task Force)” (“ASU 2019-02”). The amendments in ASU 2019-02 align the impairment model in Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350) with the fair value model in Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20). The Company adopted the amendments in ASU 2019-02 on a prospective basis as of July 1, 2020. The adoption did not have a material effect on the Company's Consolidated Financial Statements. Refer to Note 13—Additional Financial Information for further discussion.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three and six months ended December 31, 2020 and 2019:

	For the three months ended December 31, 2020
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$8	$446	$319	$—	$257	$—	$1,030
Advertising	30	55	115	—	248	—	448
Consumer	—	—	—	523	—	—	523
Real estate	281	—	—	—	—	—	281
Other	20	10	12	21	68	1	132
Total Revenues	$339	$511	$446	$544	$573	$1	$2,414

	For the three months ended December 31, 2019
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$9	$439	$296	$—	$245	$1	$990
Advertising	25	53	120	—	479	—	677
Consumer	—	—	—	421	—	—	421
Real estate	242	—	—	—	—	—	242
Other	18	9	14	21	87	—	149
Total Revenues	$294	$501	$430	$442	$811	$1	$2,479

	For the six months ended December 31, 2020
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$16	$883	$630	$—	$503	$—	$2,032
Advertising	58	105	185	—	432	—	780
Consumer	—	—	—	964	—	—	964
Real estate	516	—	—	—	—	—	516
Other	39	19	17	38	125	1	239
Total Revenues	$629	$1,007	$832	$1,002	$1,060	$1	$4,531

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2019
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$19	$890	$585	$—	$490	$1	$1,985
Advertising	52	104	204	—	925	—	1,285
Consumer	—	—	—	808	—	—	808
Real estate	460	—	—	—	—	—	460
Other	35	21	23	39	163	—	281
Total Revenues	$566	$1,015	$812	$847	$1,578	$1	$4,819
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and six months ended December 31, 2020 and 2019:

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$409	$448	$398	$428
Deferral of revenue	755	754	1,462	1,575
Recognition of deferred revenue(a)	(779)	(797)	(1,480)	(1,591)
Other	15	6	20	(1)
Balance, end of period	$400	$411	$400	$411
(a)For the three and six months ended December 31, 2020, the Company recognized $237 million and $331 million, respectively, of revenue which was included in the opening deferred revenue balance. For the three and six months ended December 31, 2019, the Company recognized $232 million and $329 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of December 31, 2020 and 2019.
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
For the three and six months ended December 31, 2020, the Company recognized approximately $83 million and $180 million, respectively, in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of December 31, 2020 was approximately $423 million, of which approximately $117 million is expected to be recognized over the remainder of fiscal 2021, approximately $130 million is expected to be recognized in fiscal 2022 and approximately $52 million is expected to be recognized in fiscal 2023, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606, “Revenue From Contracts With Customers”.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. ACQUISITIONS
Avail
In December 2020, the Company acquired Rentalutions, Inc. (“Avail”) for initial cash consideration of approximately $36 million, net of $4 million of cash acquired, and up to $8 million in future cash consideration based upon the achievement of certain performance objectives over the next three years. The Company recorded a $4 million liability related to the contingent consideration, representing the estimated fair value. Included in the initial cash consideration was approximately $6 million that is being held back to satisfy post-closing claims. Avail is a platform that improves the renting experience for do-it-yourself landlords and tenants with online tools, educational content and world-class support. The acquisition helps realtor.com® further expand into the rental space, extend its support for landlords, augment current rental listing content, grow its audience and build brand affinity and long-term relationships with renters. Avail is a subsidiary of Move, and its results are included within the Digital Real Estate Services segment.
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. Under the acquisition method of accounting, the total consideration was first allocated to net tangible assets and identifiable intangible assets based upon their fair values as of the date of completion of the acquisition. As a result of the acquisition, the Company recorded approximately $7 million related to the technology platform with a weighted average useful life of five years. In accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately $32 million was recorded as goodwill on the transaction.
Elara
In December 2020, the Company acquired a controlling interest in Elara Technologies Pte. Ltd. (“Elara”) through a subscription for newly-issued preference shares and the buyout of certain minority shareholders. The total aggregate purchase price associated with the acquisition at the completion date is $138 million which consists of $69 million of cash, the fair value of noncontrolling interests of $37 million and the fair value of the Company’s previously held equity interest in Elara of $22 million. The acquisition of Elara was accounted for in accordance with ASC 805 “Business Combinations”, which requires the Company to re-measure its previously held equity interest in Elara at its acquisition date fair value. The carrying amount of the Company’s previously held equity interest in Elara was $15 million and, accordingly, the Company recognized a gain on remeasurement of $7 million which was recorded in Other, net in the Statement of Operations.
As a result of the transactions, REA Group’s shareholding in Elara increased from 13.5% to 59.7%, while News Corporation’s shareholding increased from 22.1% to 39.0%. REA Group and News Corporation now hold a combined eight of nine Elara board seats, and the Company began consolidating Elara in December 2020. The Company’s ownership in REA Group was diluted by 0.2% to 61.4%. The acquisition of Elara allows REA Group to be at the forefront of long-term growth opportunities within India and the digitization of the real estate sector. Elara is a subsidiary of REA Group, and its results are reported within the Digital Real Estate Services segment.
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. Under the acquisition method of accounting, the total consideration was first allocated to net tangible assets and identifiable intangible assets based upon their fair values as of the date of completion of the acquisition. As a result of the acquisition, the Company recorded net tangible liabilities of $5 million and approximately $29 million of identifiable intangible assets, of which $19 million primarily related to Elara technology platforms with a weighted average useful life of five years and $10 million related to trade names with indefinite lives. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately $114 million was recorded as goodwill on the transaction.
NOTE 4 . RESTRUCTURING PROGRAMS
Fiscal 2021
During the three and six months ended December 31, 2020, the Company recorded restructuring charges of $23 million and $63 million, respectively, of which $12 million and $43 million, respectively, are related to the News Media segment. The restructuring charges recorded in fiscal 2021 primarily relate to employee termination benefits and exit costs associated with the anticipated closure of the Company’s Bronx print plant. In September 2020, the Company announced that it plans to close the plant and shift the printing of those publications in New York to a third party facility during the third quarter of fiscal 2021.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fiscal 2020
During the three and six months ended December 31, 2019, the Company recorded restructuring charges of $10 million and $34 million, respectively, of which $6 million and $24 million, respectively, related to the News Media segment. The restructuring charges recorded in fiscal 2020 were for employee termination benefits.
Changes in restructuring program liabilities were as follows:

	For the three months ended December 31,
	2020			2019
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$34	$30	$64	$22	$—	$10	$32
Additions	16	7	23	10	—	—	10
Payments	(21)	(3)	(24)	(17)	—	(1)	(18)
Other	3	—	3	1	—	—	1
Balance, end of period	$32	$34	$66	$16	$—	$9	$25

	For the six months ended December 31,
	2020			2019
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$64	$9	$73	$28	$2	$10	$40
Additions	35	28	63	34	—	—	34
Payments	(69)	(3)	(72)	(46)	—	(1)	(47)
Other	2	—	2	—	(2)	—	(2)
Balance, end of period	$32	$34	$66	$16	$—	$9	$25
As of December 31, 2020, restructuring liabilities of approximately $37 million were included in the Balance Sheet in Other current liabilities and $29 million were included in Other non-current liabilities.
NOTE 5. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of December 31, 2020	As of December 31, 2020	As of June 30, 2020
		(in millions)
Equity method investments(a)	various	$116	$120
Equity securities(b)	various	237	177
Total Investments		$353	$297
(a)Equity method investments are primarily comprised of Foxtel’s investment in Nickelodeon Australia Joint Venture and, until December 2020, Elara, which operates PropTiger.com and Housing.com. In December 2020, the Company acquired a controlling interest in Elara and began consolidating its results. Refer to Note 3—Acquisitions for further discussion.
(b)Equity securities are primarily comprised of certain investments in China and the Company’s investments in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets, and Tremor International Ltd (“Tremor).

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
	(in millions)		(in millions)
Total gains (losses) recognized on equity securities	$33	$(6)	$42	$(5)
Less: Net gains recognized on equity securities sold	—	—	—	—
Unrealized gains (losses) recognized on equity securities held at end of period	$33	$(6)	$42	$(5)
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $3 million and $4 million for the three and six months ended December 31, 2020, respectively, and $3 million and $5 million, respectively, for the corresponding periods of fiscal 2020.
NOTE 6. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at December 31, 2020	Maturity at December 31, 2020	As of December 31, 2020	As of June 30, 2020
			(in millions)
Foxtel Group
Credit facility 2019(a) (c)	3.12%	Nov 22, 2022	$304	$371
Term loan facility 2019(b)	6.25%	Nov 22, 2024	190	171
Working capital facility 2017(a) (c)	3.12%	Nov 22, 2022	—	—
Telstra Facility(d)	7.89%	Dec 22, 2027	37	11
US private placement 2012 — USD portion — tranche 2(e)	4.27%	Jul 25, 2022	198	200
US private placement 2012 — USD portion — tranche 3(e)	4.42%	Jul 25, 2024	149	150
US private placement 2012 — AUD portion	7.04%	Jul 25, 2022	80	73
REA Group
Credit facility 2018(f)	0.92%	Apr 27, 2021	53	48
Credit facility 2019(g)	0.92%	Dec 2, 2021	129	117
Credit facility 2020(h)	2.07%	Dec 2, 2021	—	—
Finance lease and other liabilities			116	118
Total borrowings(i)			1,256	1,259
Less: current portion(j)			(212)	(76)
Long-term borrowings			$1,044	$1,183
(a)Borrowings under these facilities bear interest at a floating rate of the Australian BBSY plus an applicable margin of between 2.00% and 3.75% per annum depending on the Foxtel Debt Group’s (defined below) net leverage ratio.
(b)Borrowings under this facility bear interest at a fixed rate of 6.25% per annum.
(c)As of December 31, 2020, the Foxtel Debt Group had undrawn commitments of A$238 million under these facilities for which it pays a commitment fee of 45% of the applicable margin.
(d)Borrowings under this facility bear interest at a variable rate of Australian BBSY plus a margin of 7.75%. The Company excludes borrowings under this facility from the Statements of Cash Flows as they are non-cash.
(e)The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 8—Financial Instruments and Fair Value Measurements.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
(i)The Company’s outstanding borrowings as of December 31, 2020 were incurred by certain subsidiaries of NXE Australia Pty Limited (“Foxtel” and, together with such subsidiaries, the “Foxtel Debt Group”) and by REA Group and certain of its subsidiaries. Foxtel and REA Group are consolidated but non wholly-owned subsidiaries of News Corp. These borrowings are only guaranteed by Foxtel and REA Group and certain of their respective subsidiaries, as applicable, and are non-recourse to News Corp.
(j)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.” $30 million relates to the current portion of finance lease liabilities.
REA Group has access to an A$20 million overdraft facility (the “2020 Overdraft Facility”). The 2020 Overdraft Facility is an uncommitted facility that will be reviewed annually by the lender and bears interest at a rate based on the lender’s benchmark borrowing rate less a discount of 4.22%. The 2020 Overdraft Facility carries an annual facility fee of 0.15% of the A$20 million overdraft limit. As of December 31, 2020, REA Group had not borrowed any funds under the 2020 Overdraft Facility. In October 2020, REA Group amended certain terms of its credit facilities to, among other things, require REA Group to maintain a net leverage ratio of not more than 3.5 to 1.0 as of and subsequent to December 31, 2020.
The Company has access to an unsecured $750 million revolving credit facility (the “2019 News Corp Credit Facility”) under the Company’s 2019 Credit Agreement (the “2019 Credit Agreement”) that can be used for general corporate purposes. The 2019 News Corp Credit Facility has a sub-limit of $100 million available for issuances of letters of credit. The Company may request increases in the amount of the facility up to a maximum amount of $1 billion. The lenders’ commitments to make the 2019 News Corp Credit Facility available terminate on December 12, 2024, and the Company may request that the commitments be extended under certain circumstances for up to two additional one-year periods.
Interest on borrowings under the 2019 News Corp Credit Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the 2019 Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the 2019 Credit Agreement, which varies based on the Company’s adjusted operating income net leverage ratio. As of December 31, 2020, the Company was paying a commitment fee of 0.20% on any undrawn balance and an applicable margin of 0.375% for a Base Rate borrowing and 1.375% for a Eurodollar Rate borrowing. As of December 31, 2020, the Company had not borrowed any funds under the 2019 News Corp Credit Facility.
Covenants
The Company’s borrowings contain customary representations, covenants and events of default, including those discussed in the Company’s 2020 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Company’s debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at December 31, 2020.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 . EQUITY
The following tables summarize changes in equity for the three and six months ended December 31, 2020 and 2019:

	For the three months ended December 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, September 30, 2020	391	$4	200	$2	$12,075	$(3,207)	$(1,235)	$7,639	$815	$8,454
Net income	—	—	—	—	—	231	—	231	30	261
Other comprehensive income	—	—	—	—	—	—	245	245	63	308
Dividends	—	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	—	16	—	—	16	36	52
Balance, December 31, 2020	391	$4	200	$2	$12,091	$(2,976)	$(990)	$8,131	$943	$9,074

	For the three months ended December 31, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, September 30, 2019	388	$4	200	$2	$12,174	$(2,200)	$(1,266)	$8,714	$1,115	$9,829
Net income	—	—	—	—	—	85	—	85	18	103
Other comprehensive income	—	—	—	—	—	—	150	150	36	186
Other	1	—	—	—	9	1	(1)	9	—	9
Balance, December 31, 2019	389	$4	200	$2	$12,183	$(2,114)	$(1,117)	$8,958	$1,169	$10,127

	For the six months ended December 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2020	389	$4	200	$2	$12,148	$(3,241)	$(1,331)	$7,582	$807	$8,389
Net income	—	—	—	—	—	265	—	265	43	308
Other comprehensive income	—	—	—	—	—	—	341	341	80	421
Dividends	—	—	—	—	(59)	—	—	(59)	(21)	(80)
Other	2	—	—	—	2	—	—	2	34	36
Balance, December 31, 2020	391	$4	200	$2	$12,091	$(2,976)	$(990)	$8,131	$943	$9,074

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2019	386	$4	200	$2	$12,243	$(1,979)	$(1,126)	$9,144	$1,167	$10,311
Cumulative impact from adoption of new standards	—	—	—	—	—	6	3	9	—	9
Net (loss) income	—	—	—	—	—	(142)	—	(142)	34	(108)
Other comprehensive income (loss)	—	—	—	—	—	—	7	7	(9)	(2)
Dividends	—	—	—	—	(59)	—	—	(59)	(22)	(81)
Other	3	—	—	—	(1)	1	(1)	(1)	(1)	(2)
Balance, December 31, 2019	389	$4	200	$2	$12,183	$(2,114)	$(1,117)	$8,958	$1,169	$10,127
Stock Repurchases
The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the six months ended December 31, 2020 and 2019.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2020				As of June 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cross-currency interest rate derivatives - fair value hedges	$—	$17	$—	$17	$—	$24	$—	$24
Cross-currency interest rate derivatives - cash flow hedges	—	—	—	—	—	98	—	98
Cross-currency interest rate derivatives (a)	—	69	—	69	—	—	—	—
Equity securities(b)	120	—	117	237	54	—	123	177
Total assets	$120	$86	$117	$323	$54	$122	$123	$299
Liabilities:
Foreign currency derivatives - cash flow hedges	$—	$3	$—	$3	$—	$3	$—	$3
Interest rate derivatives - cash flow hedges	—	14	—	14	—	16	—	16
Cross-currency interest rate derivatives - cash flow hedges	—	—	—	—	—	18	—	18
Cross-currency interest rate derivatives (a)	—	18	—	18	—	—	—	—
Total liabilities	$—	$35	$—	$35	$—	$37	$—	$37
(a)The Company determined that its cross-currency interest rate derivatives are no longer considered highly effective as of December 31, 2020 primarily due to changes in foreign exchange and interest rates.
(b)See Note 5—Investments.
During the three months ended December 31, 2020, the Company reclassified its investment in Tremor from Level 3 to Level 1 within the fair value hierarchy, as the sale restrictions are expected to lapse within 12 months.
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
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the six months ended December 31,
	2020	2019
	(in millions)
Balance - beginning of period	$123	$113
Additions	6	1
Measurement adjustments	21	(3)
Foreign exchange and other(a)	(33)	(2)
Balance - end of period	$117	$109
(a)During the three months ended December 31, 2020, the Company reclassified its investment in Tremor from Level 3 to Level 1 within the fair value hierarchy, as the sale restrictions are expected to lapse within 12 months.

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
The Company formally designates qualifying derivatives as hedge relationships (“hedges”) and applies hedge accounting when considered appropriate. The Company does not use derivative financial instruments for trading or speculative purposes. For economic hedges where no hedge relationship has been designated or hedge accounting has been discontinued, changes in fair value are included as a component of net income in each reporting period within Other, net in the Statements of Operations. When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, the Company discontinues hedge accounting prospectively.
Upon adoption of ASU 2017-12 as of July 1, 2019, the Company reclassified $5 million in gains from Accumulated deficit to Accumulated other comprehensive loss related to amounts previously recorded for the ineffective portion of outstanding derivative instruments designated as cash flow hedges. During the three and six months ended December 31, 2020 and 2019, the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Location	As of December 31, 2020	As of June 30, 2020
		(in millions)
Cross-currency interest rate derivatives - fair value hedges	Other non-current assets	$17	$24
Cross-currency interest rate derivatives - cash flow hedges	Other non-current assets	—	98
Cross-currency interest rate derivatives (a)	Other non-current assets	69	—
Foreign currency derivatives - cash flow hedges	Other current liabilities	(3)	(3)
Interest rate derivatives - cash flow hedges	Other non-current liabilities	(14)	(16)
Cross-currency interest rate derivatives - cash flow hedges	Other non-current liabilities	—	(18)
Cross-currency interest rate derivatives (a)	Other non-current liabilities	(18)	—
(a)The Company determined that its cross-currency interest rate derivatives are no longer considered highly effective as of December 31, 2020 primarily due to changes in foreign exchange and interest rates.
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives and interest rate derivatives to mitigate currency exchange rate risk and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment and certain programming rights.
The total notional value of foreign currency contract derivatives designated for hedging was $26 million as of December 31, 2020. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is one year. As of December 31, 2020, the Company estimates that approximately $3 million of net derivative losses related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated for hedging was approximately A$300 million as of December 31, 2020. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to September 2022. As of December 31, 2020, the Company estimates that approximately $4 million of net

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
Cash flow derivatives
The Company utilizes cross-currency interest rate derivatives to mitigate currency exchange and interest rate risk in relation to future interest and principal payments. The Company determined that these cash flow hedges no longer qualified as highly effective as of December 31, 2020 primarily due to changes in foreign exchange and interest rates. Amounts recognized in Accumulated other comprehensive loss during the periods the hedges were considered highly effective will continue to be reclassified out of Accumulated other comprehensive loss over the remaining term of the derivatives. Changes in the fair values of these derivatives will be recognized within Other, net in the Statements of Operations on a prospective basis.
The total notional value of cross-currency interest rate swaps for which the Company discontinued hedge accounting was approximately $280 million as of December 31, 2020. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024. As of December 31, 2020, the Company estimates that approximately $5 million of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three and six months ended December 31, 2020 and 2019 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the three months ended December 31,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the three months ended December 31,		Income statement location
	2020	2019	2020	2019
	(in millions)
Foreign currency derivatives - cash flow hedges	$—	$(1)	$(1)	$—	Operating expenses
Cross-currency interest rate derivatives	—	(13)	—	12	Interest expense, net
Interest rate derivatives - cash flow hedges	(1)	1	2	1	Interest expense, net
Total	$(1)	$(13)	$1	$13

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the six months ended December 31,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the six months ended December 31,		Income statement location
	2020	2019	2020	2019
	(in millions)
Foreign currency derivatives - cash flow hedges	$—	$(2)	$(1)	$(2)	Operating expenses
Cross-currency interest rate derivatives	(15)	(8)	13	3	Interest expense, net
Interest rate derivatives - cash flow hedges	(1)	(3)	3	(5)	Interest expense, net
Total	$(16)	$(13)	$15	$(4)
The expense resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 was approximately $2 million for the three and six months ended December 31, 2020 and was recognized in Other, net in the Statements of Operations.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair value hedges
Borrowings issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. For the six months ended December 31, 2020, such adjustments increased the carrying value of borrowings by nil.
The total notional value of the fair value hedges was approximately $70 million as of December 31, 2020. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.
During the three and six months ended December 31, 2020 and 2019, the amount recognized in the Statements of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was $1 million and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of December 31, 2020 and June 30, 2020:

	As of December 31, 2020	As of June 30, 2020
	(in millions)
Borrowings:
Carrying amount of hedged item	$70	$71
Cumulative hedging adjustments included in the carrying amount	5	6
Other Fair Value Measurements
As of December 31, 2020, the carrying value of the Company’s outstanding borrowings approximates the fair value. The U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.
NOTE 9. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Net income (loss)	$261	$103	$308	$(108)
Less: Net income attributable to noncontrolling interests	(30)	(18)	(43)	(34)
Net income (loss) attributable to News Corporation stockholders	$231	$85	$265	$(142)
Weighted-average number of shares of common stock outstanding - basic	590.7	588.2	590.1	587.4
Dilutive effect of equity awards(a)	1.9	2.1	1.6	—
Weighted-average number of shares of common stock outstanding - diluted	592.6	590.3	591.7	587.4
Net income (loss) attributable to News Corporation stockholders per share - basic	$0.39	$0.15	$0.45	$(0.24)
Net income (loss) attributable to News Corporation stockholders per share - diluted	$0.39	$0.14	$0.45	$(0.24)
(a)The dilutive impact of the Company’s performance stock units, restricted stock units and stock options has been excluded from the calculation of diluted loss per share for the six months ended December 31, 2019 because their inclusion would have an antidilutive effect on the net loss per share.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. During the three months ended December 31, 2020, the Company amended and extended certain sports programming rights agreements. As a result, the Company has presented its commitments associated with its sports programming rights, which includes the impact of foreign exchange fluctuations, in the table below. The Company’s remaining commitments as of December 31, 2020 have not changed significantly from the disclosures included in the 2020 Form 10-K.

	As of December 31, 2020
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Sports programming rights	2,258	223	896	737	402
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
Insignia Systems, Inc.
On July 11, 2019, Insignia filed a complaint in the U.S. District Court for the District of Minnesota against News America Marketing FSI L.L.C. (“NAM FSI”), News America Marketing In-Store Services L.L.C. (“NAM In-Store”) and News Corporation (together, the “NAM Parties”) alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On August 14, 2019, the NAM Parties answered the complaint and asserted a counterclaim against Insignia for breach of contract, alleging that Insignia violated a prior settlement agreement between NAM In-Store and Insignia. On July 10, 2020, each of the NAM Parties and Insignia filed a motion for summary judgment on the counterclaim. On December 7, 2020, the court denied Insignia’s motion and granted the NAM Parties’ motion in part and denied it in part. The court found that Insignia had breached the prior settlement agreement and struck the allegations in Insignia’s complaint that violated the agreement. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Parties believe they have been compliant with applicable laws and intend to defend themselves vigorously.
Valassis Communications, Inc.
On November 8, 2013, Valassis filed a complaint in the U.S. District Court for the Eastern District of Michigan (the “District Court”) against the NAM Parties and News America Incorporated (together, the “NAM Group”) alleging violations of federal

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The net expense (benefit) related to the U.K. Newspaper Matters in Selling, general and administrative was $3 million and $(1) million for the three months ended December 31, 2020 and 2019, respectively, and $5 million and $1 million for the six months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $47 million. The amount to be indemnified by FOX of approximately $54 million was recorded as a receivable in Other current assets on the Balance Sheet as of December 31, 2020. The net (benefit) expense for the three and six months ended December 31, 2019 reflects a $5 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from FOX as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended December 31, 2020, the Company recorded income tax expense of $85 million on pre-tax income of $346 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact of foreign operations which are subject to higher tax rates, offset by a remeasurement of deferred taxes in the U.K.
For the six months ended December 31, 2020, the Company recorded income tax expense of $110 million on pre-tax income of $418 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact of foreign operations which are subject to higher tax rates, offset by a remeasurement of deferred taxes in the U.K.
For the three months ended December 31, 2019, the Company recorded income tax expense of $52 million on pre-tax income of $155 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact of foreign operations which are subject to higher tax rates.
For the six months ended December 31, 2019, the Company recorded an income tax expense of $31 million on a pre-tax loss of $77 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by the lower tax benefit recorded on the impairment of News America Marketing’s goodwill and indefinite-lived intangible assets, by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and by the impact of foreign operations which are subject to higher tax rates.
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
The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations in various U.S. state and foreign jurisdictions. During the six months ended December 31, 2020, the Company reached a final settlement with the Internal Revenue Service for the fiscal year ended June 30, 2014 as the statute of limitations expired for the year. In addition, the statute of limitations expired for the year ended June 30, 2016. There was no change from the results that the Company recorded as of June 30, 2020 for the statute expirations. The Internal Revenue Service has commenced an audit for the fiscal year ended June 30, 2018. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and its liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.
The Company paid gross income taxes of $98 million and $69 million during the six months ended December 31, 2020 and 2019, respectively, and received tax refunds of $9 million and $3 million, respectively.
NOTE 12. SEGMENT INFORMATION
The Company manages and reports its businesses in the following six segments:
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.4% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps across Australia, India and Asia, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, and property portals in India and Asia. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.
Move is a leading provider of digital real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products as well as its referral-based services. Move also offers online tools and services to do-it-yourself landlords and tenants, as well as a number of professional software and services products, including Top Producer® and ListHub™.
•Subscription Video Services—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in Foxtel (with the remaining 35% interest in Foxtel held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). Foxtel is the largest pay-TV provider in Australia, with nearly 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel offers the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league and various motorsports programming. Foxtel also operates Foxtel Now, an over-the-top, or OTT, service that provides access across Foxtel’s live and on-demand content, Kayo, its sports OTT service, and Binge, its recently launched on-demand entertainment OTT service.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
	(in millions)
Revenues:
Digital Real Estate Services	$339	$294	$629	$566
Subscription Video Services	511	501	1,007	1,015
Dow Jones	446	430	832	812
Book Publishing	544	442	1,002	847
News Media	573	811	1,060	1,578
Other	1	1	1	1
Total revenues	$2,414	$2,479	$4,531	$4,819
Segment EBITDA:
Digital Real Estate Services	$142	$118	$261	$200
Subscription Video Services	124	70	202	151
Dow Jones	109	76	181	125
Book Publishing	104	63	175	112
News Media	66	66	44	73
Other	(48)	(38)	(98)	(85)
Depreciation and amortization	(167)	(162)	(331)	(324)
Impairment and restructuring charges	(23)	(29)	(63)	(326)
Equity losses of affiliates	(3)	(3)	(4)	(5)
Interest expense, net	(12)	(8)	(20)	(4)
Other, net	54	2	71	6
Income (loss) before income tax expense	346	155	418	(77)
Income tax expense	(85)	(52)	(110)	(31)
Net income (loss)	$261	$103	$308	$(108)

	As of December 31, 2020	As of June 30, 2020
	(in millions)
Total assets:
Digital Real Estate Services	$2,617	$2,322
Subscription Video Services	3,604	3,459
Dow Jones	2,475	2,480
Book Publishing	2,422	2,212
News Media	2,210	1,994
Other(a)	1,413	1,497
Investments	353	297
Total assets	$15,094	$14,261
(a)The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2020	As of June 30, 2020
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,779	$1,555
Subscription Video Services	1,645	1,513
Dow Jones	1,716	1,722
Book Publishing	781	748
News Media	305	277
Total Goodwill and intangible assets, net	$6,226	$5,815
NOTE 13. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of December 31, 2020	As of June 30, 2020
	(in millions)
Receivables	$1,526	$1,276
Less: allowances	(82)	(73)
Receivables, net	$1,444	$1,203
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of December 31, 2020	As of June 30, 2020
	(in millions)
Royalty advances to authors	$354	$348
Retirement benefit assets	121	94
Inventory(a)	285	133
News America Marketing deferred consideration	120	111
Other	313	353
Total Other non-current assets	$1,193	$1,039
(a)The balance as of December 31, 2020 primarily consists of the non-current portion of programming rights. Upon adoption of ASU 2019-02, the Company reclassified the current portion of its programming rights, totaling $151 million, from Inventory, net to Other non-current assets. The Company’s programming rights are substantially all monetized as a film group.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of December 31, 2020	As of June 30, 2020
	(in millions)
Royalties and commissions payable	$208	$169
Current operating lease liabilities	131	131
Allowance for sales returns	201	174
Current tax payable	18	50
Other	306	314
Total Other current liabilities	$864	$838
Other, net
The following table sets forth the components of Other, net:

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
	(in millions)
Remeasurement of equity securities	$37	$(6)	$46	$(5)
Dividends received from equity security investments	1	$—	3	1
Gain on remeasurement of previously-held interest in Elara (Note 3)	7	—	7	—
Other	9	8	15	10
Total Other, net	$54	$2	$71	$6
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for taxes and interest:

	For the six months ended December 31,
	2020	2019
	(in millions)
Cash paid for interest	$28	$33
Cash paid for taxes	$98	$69
NOTE 14. SUBSEQUENT EVENTS
In February 2021, the Company’s Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on April 14, 2021 to stockholders of record as of March 17, 2021.

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
During the fourth quarter of fiscal 2020, in connection with the Company's sale of its News America Marketing reporting unit and its annual review of its reportable segments, the Company determined to disaggregate its Dow Jones operating segment as a separate reportable segment in accordance with Accounting Standard Codification (“ASC”) 280, “Segment Reporting.” Previously, the financial information for this operating segment was aggregated with the businesses within the News Media operating segment and, together, formed the News and Information Services reportable segment. Following the sale of its News America Marketing business in the fourth quarter of fiscal 2020 and in conjunction with the Company’s annual budgeting process, the Company determined that aggregation was no longer appropriate as certain of the remaining businesses no longer shared similar economic characteristics. As a result, the Company has revised its historical disclosures for the prior periods to reflect the new Dow Jones and News Media reportable segments.
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, the Company reclassified certain costs at the Other segment that were previously included within Selling, general and administrative to Operating expenses. For the three and six months ended December 31, 2019, these reclassifications increased Operating expenses by $1 million and $2 million, respectively.
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

•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2020 and 2019. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2020 and 2019, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of December 31, 2020.
OVERVIEW OF THE COMPANY’S BUSINESSES
The Company manages and reports its businesses in the following six segments:
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.4% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps across Australia, India and Asia, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, and property portals in India and Asia. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.
Move is a leading provider of digital real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products as well as its referral-based services. Move also offers online tools and services to do-it-yourself landlords and tenants, as well as a number of professional software and services products, including Top Producer® and ListHub™.
•Subscription Video Services—The Company’s Subscription Video Services segment provides video sports, entertainment and news services to pay-TV subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in Foxtel (with the remaining 35% interest in Foxtel held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). Foxtel is the largest pay-TV provider in Australia, with nearly 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel offers the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia, the domestic football league and various motorsports programming. Foxtel also operates Foxtel Now, an over-the-top, or OTT, service that provides access across Foxtel's live and on-demand content, Kayo, its sports OTT service, and Binge, its recently launched on-demand entertainment OTT service.
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
•Other—The Other segment consists primarily of general corporate overhead expenses, the corporate Strategy Group, costs related to the U.K. Newspaper Matters (as defined in Note 10—Commitments and Contingencies to the Consolidated Financial Statements) and transformation costs associated with the Company’s global shared services program.
Other Business Developments
COVID-19 Impact and Second Half Trends
The ongoing impact of COVID-19 and measures to prevent its spread have continued to create significant economic volatility, uncertainty and disruption and have affected the Company’s businesses in a number of ways. The discussion below summarizes the effects on the Company’s businesses during the six months ended December 31, 2020 and through the date of this filing, as well as expected trends for the second half of fiscal 2021:
Digital Real Estate Services: The real estate markets in Australia, Asia and the U.S. have been, and may continue to be, impacted as a result of social distancing measures, business closures and economic uncertainty resulting from COVID-19. In January, national residential listings in Australia were flat compared to the prior year with a 12% increase in Melbourne and a 1% decline in Sydney. Consumer confidence is improving as COVID-19 cases remain extremely low in Australia. Based on the current market outlook and excluding the impact of acquisitions, REA Group expects core operating costs for fiscal 2021 to be broadly in-line with the prior year. Second half results will be impacted by the consolidation of Elara. In the United States, Move is benefiting from strong consumer demand, with unique users and leads at all-time highs, despite active listings across the industry remaining at historically low levels. Higher expected revenues driven by growth in traffic and lead volumes will fund reinvestment in the second half of fiscal 2021. The Company expects to invest an additional $40 million in brand marketing and product development compared to the prior year to drive further market share and expand into adjacent verticals.
Subscription Video Services: Foxtel’s revenue trends have been better than anticipated in the first half of fiscal 2021, with higher ARPU offsetting higher churn, resulting in lower year-over-year declines in residential broadcast revenues. Broadcast churn is expected to remain elevated due to the suspension of government stimulus payments and Foxtel’s ongoing emphasis on ARPU. In addition, higher average OTT subscribers through January should result in higher than expected OTT revenue for the full year. The ongoing disruption in operations at pubs and clubs from government imposed occupancy restrictions and lower occupancy at hotels throughout Australia due to the domestic travel restrictions are expected to continue to adversely impact commercial subscription revenue. Given Foxtel’s continued investment in its OTT products as well as higher costs from the higher revenue, the Company now expects the full year overall net cost reductions to be less than $73 million (A$100 million), compared to the previous estimate of A$160 million ($117 million), inclusive of approximately $58 million (A$80 million) of higher sports costs in the second half of fiscal 2021, particularly in the fourth quarter, compared to the prior year. U.S. dollar amounts are converted by using the fiscal 2021 second quarter average exchange rate.
Dow Jones and News Media: COVID-19 continues to exacerbate print advertising weakness and negatively impact weekday print volumes due to increased economic uncertainty and lower demand for single-copy and amenity newspapers driven by decreased foot traffic resulting from remote working, social distancing measures and other government restrictions. The latest national lockdown in the U.K., the continuation of remote working in the U.S. and, to a lesser extent, the current domestic travel restrictions in Australia are expected to continue to negatively impact these revenue streams in the second half of the fiscal year. However, the Company has seen increases in digital paid subscriptions and digital audience gains at online versions of many of its news properties. Additionally, the Company implemented strict and immediate discretionary cost controls towards the end of fiscal 2020 in response to COVID-19 and related uncertainty. At the News Media segment, cost declines in the second half of fiscal 2021 are expected to moderate from the rate of decline in the first half of fiscal 2021, reflecting the cost cutting measures put in place in the prior year as well as the sale of News America Marketing. At the Dow Jones segment, given the performance in the first half of fiscal 2021, the Company expects expenses to increase modestly in the second half compared to the prior year period as the Company reinvests in its digital assets to drive longer-term growth.
Book Publishing: While the Company has benefited from changing consumer behavior as a consequence of COVID-19, such as the increase in free time for consumers to read and the increase in the average number of books purchased, the Company continues to monitor the sustainability of these recent consumer patterns. Currently, the Company is expecting performance to moderate in the second half of fiscal 2021, particularly in the fourth quarter, in part due to the strong performance in the prior year, which benefited from increased consumer demand at the onset of COVID-19 lockdowns and restrictions.
Other: The Company expects costs to increase by at least $50 million in the second half of fiscal 2021, primarily due to higher employee costs related to stock price performance, the absence of the bonus reductions for certain employees, including the senior executive team, implemented in the prior year in response to COVID-19, as well as initial investment spending as the Company ramps up the global shared services initiative.
The ultimate impact of COVID-19, including the extent of adverse impacts on the Company’s business, results of operations, cash flows and financial condition, will depend on, among other things, the severity, duration, spread and any reoccurrence of COVID-19, the impact of governmental actions and business and consumer behavior in response to COVID-19, the effectiveness of actions taken to contain or mitigate the outbreak and prevent or limit any reoccurrence, including the development, availability and public acceptance of effective treatments and vaccines, the resulting global economic conditions and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted. For additional information regarding risks related to COVID-19, please see “The ongoing novel coronavirus (COVID-19) pandemic and other similar epidemics, pandemics or widespread health crises could have a material adverse effect on the Company’s business, results of operations, cash flows and financial position.” in Part I, Item 1A. of the 2020 Form 10-K.
Regional and community newspapers in Australia
During the fourth quarter of fiscal 2020, the Company decommissioned the print operations for its regional and community newspapers in Australia. These initiatives will result in a revenue decrease at News Corp Australia of approximately $111 million and have an immaterial impact on Segment EBITDA during fiscal 2021.
Avail
In December 2020, the Company acquired Rentalutions, Inc. (“Avail”) for initial cash consideration of approximately $36 million, net of $4 million of cash acquired, and up to $8 million in future cash consideration based upon the achievement of certain performance objectives over the next three years. Avail is a platform that improves the renting experience for do-it-yourself landlords and tenants with online tools, educational content and world-class support. The acquisition helps realtor.com® further expand into the rental space, extend its support for landlords, augment current rental listing content, grow its audience and build brand affinity and long-term relationships with renters. Avail is a subsidiary of Move, and its results are included within the Digital Real Estate Services segment. Refer to Note 3—Acquisitions to the Consolidated Financial Statements for further discussion.
Elara
In December 2020, the Company acquired a controlling interest in Elara Technologies Pte. Ltd. (“Elara”) through a subscription for newly-issued preference shares and the buyout of certain minority shareholders. The total aggregate purchase price associated with the acquisition at the completion date is $138 million which consists of $69 million of cash, the fair value of noncontrolling interests of $37 million and the fair value of the Company’s previously held equity interest in Elara of $22 million. As a result of the transactions, REA Group’s shareholding in Elara increased from 13.5% to 59.7%, while News Corporation’s shareholding increased from 22.1% to 39.0%. REA Group and News Corporation now hold a combined eight of nine Elara board seats, and the Company began consolidating Elara in December 2020. The acquisition of Elara allows REA Group to be at the forefront of long-term growth opportunities within India and the digitization of the real estate sector. Elara is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment. As a result of the transactions, the Company’s ownership in REA Group was diluted by 0.2% to 61.4%. Refer to Note 3—Acquisitions to the Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS
Results of Operations—For the three and six months ended December 31, 2020 versus the three and six months ended December 31, 2019
The following table sets forth the Company’s operating results for the three and six months ended December 31, 2020 as compared to the three and six months ended December 31, 2019.

	For the three months ended December 31,				For the six months ended December 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$1,030	$990	$40	4%	$2,032	$1,985	$47	2%
Advertising	448	677	(229)	(34)%	780	1,285	(505)	(39)%
Consumer	523	421	102	24%	964	808	156	19%
Real estate	281	242	39	16%	516	460	56	12%
Other	132	149	(17)	(11)%	239	281	(42)	(15)%
Total Revenues	2,414	2,479	(65)	(3)%	4,531	4,819	(288)	(6)%
Operating expenses	(1,198)	(1,351)	153	11%	(2,362)	(2,689)	327	12%
Selling, general and administrative	(719)	(773)	54	7%	(1,404)	(1,554)	150	10%
Depreciation and amortization	(167)	(162)	(5)	(3)%	(331)	(324)	(7)	(2)%
Impairment and restructuring charges	(23)	(29)	6	21%	(63)	(326)	263	81%
Equity losses of affiliates	(3)	(3)	—	—%	(4)	(5)	1	20%
Interest expense, net	(12)	(8)	(4)	(50)%	(20)	(4)	(16)	**
Other, net	54	2	52	**	71	6	65	**
Income (loss) before income tax expense	346	155	191	**	418	(77)	495	**
Income tax expense	(85)	(52)	(33)	(63)%	(110)	(31)	(79)	**
Net income (loss)	261	103	158	**	308	(108)	416	**
Less: Net income attributable to noncontrolling interests	(30)	(18)	(12)	(67)%	(43)	(34)	(9)	(26)%
Net income (loss) attributable to News Corporation stockholders	$231	$85	$146	**	$265	$(142)	$407	**
** not meaningful
Revenues— Revenues decreased $65 million, or 3%, and $288 million, or 6%, for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020.
The revenue decrease for the three months ended December 31, 2020 was primarily driven by the $191 million impact from the sale of News America Marketing in the fourth quarter of fiscal 2020 and lower print advertising revenue in the News Media segment, partially offset by the increase in revenues at the Book Publishing, Digital Real Estate Services and Dow Jones segments. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $75 million, or 3%, for the three months ended December 31, 2020 as compared to the corresponding period of fiscal 2020.
The revenue decrease for the six months ended December 31, 2020 was primarily driven by the $391 million impact from the sale of News America Marketing in the fourth quarter of fiscal 2020 and lower print advertising revenue in the News Media segment, partially offset by the increase in revenues at the Book Publishing, Digital Real Estate Services and Dow Jones segments. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $125 million, or 3%, for the six months ended December 31, 2020 as compared to the corresponding period of fiscal 2020.
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
Operating expenses— Operating expenses decreased $153 million, or 11%, and $327 million, or 12%, for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020.

The decrease in operating expenses for the three months ended December 31, 2020 was primarily driven by the sale of News America Marketing in the fourth quarter of fiscal 2020, cost savings at Foxtel primarily driven by renegotiated sports rights fees and lower costs relating to the closure or transition to digital of certain regional and community newspapers in Australia, partially offset by the absence of the $22 million one-time benefit from the settlement of certain warranty-related claims in the U.K. in fiscal 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $36 million, or 3%, for the three months ended December 31, 2020 as compared to the corresponding period of fiscal 2020.
The decrease in operating expenses for the six months ended December 31, 2020 was primarily driven by the sale of News America Marketing in the fourth quarter of fiscal 2020, cost savings at Foxtel primarily driven by renegotiated sports rights fees and lower costs relating to the closure or transition to digital of certain regional and community newspapers in Australia, partially offset by the absence of the $22 million one-time benefit from the settlement of certain warranty-related claims in the U.K. in fiscal 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $62 million, or 2%, for the six months ended December 31, 2020 as compared to the corresponding period of fiscal 2020.
Selling, general and administrative— Selling, general and administrative decreased $54 million, or 7%, and $150 million, or 10%, for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020.
The decrease in selling, general and administrative for the three months ended December 31, 2020 was primarily driven by cost savings initiatives across the businesses, the sale of News America Marketing in the fourth quarter of fiscal 2020 and the impact from the sale of Unruly in the third quarter of fiscal 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $21 million, or 3%, for the three months ended December 31, 2020 as compared to the corresponding period of fiscal 2020.
The decrease in selling, general and administrative for the six months ended December 31, 2020 was primarily driven by cost savings initiatives across the businesses, the sale of News America Marketing in the fourth quarter of fiscal 2020 and the impact from the sale of Unruly in the third quarter of fiscal 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $37 million, or 2%, for the six months ended December 31, 2020 as compared to the corresponding period of fiscal 2020.
Depreciation and amortization— Depreciation and amortization expense increased $5 million, or 3%, and $7 million, or 2%, for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020, primarily due to the impact of foreign currency fluctuations of the U.S. dollar against local currencies, which resulted in a depreciation and amortization expense increase of $7 million, or 4%, and $11 million, or 3%, for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020.
Impairment and restructuring charges— During the three months ended December 31, 2019, the Company recognized non-cash impairment charges of $19 million related to a reporting unit in the News Media segment.
During the six months ended December 31, 2019, the Company recognized non-cash impairment charges of $292 million primarily related to the impairment of goodwill and indefinite-lived intangible assets at the News America Marketing reporting unit.
During the three and six months ended December 31, 2020, the Company recorded restructuring charges of $23 million and $63 million, respectively. During the three and six months ended December 31, 2019, the Company recorded restructuring charges of $10 million and $34 million, respectively. See Note 4—Restructuring Programs in the accompanying Consolidated Financial Statements.
Equity losses of affiliates— Equity losses of affiliates were flat in the three months ended December 31, 2020 and decreased by $1 million for the six months ended December 31, 2020 as compared to the corresponding periods of fiscal 2020. See Note 5—Investments in the accompanying Consolidated Financial Statements.
Interest expense, net— Interest expense, net increased by $4 million and $16 million for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020. The increase in the six months ended December 31, 2020 was primarily due to the absence of the impact from the settlement of cash flow hedges related to debt maturities in the first quarter of fiscal 2020.

Other, net— Other, net increased by $52 million and $65 million for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020. See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense—For the three months ended December 31, 2020, the Company recorded income tax expense of $85 million on pre-tax income of $346 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact of foreign operations which are subject to higher tax rates, offset by a remeasurement of deferred taxes in the U.K..
For the six months ended December 31, 2020, the Company recorded income tax expense of $110 million on pre-tax income of $418 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact of foreign operations which are subject to higher tax rates, offset by a remeasurement of deferred taxes in the U.K.
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
For the six months ended December 31, 2019, the Company recorded income tax expense of $31 million on a pre-tax loss of $77 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by the lower tax benefit recorded on the impairment of the News America Marketing’s goodwill and indefinite-lived intangible assets, by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and by the impact of foreign operations which are subject to higher tax rates.
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
Net income (loss)—Net income for the three and six months ended December 31, 2020 was $261 million and $308 million, respectively, compared to net income of $103 million and a net loss of $108 million for the corresponding periods of fiscal 2020.
Net income for the three months ended December 31, 2020 improved by $158 million, primarily due to higher Total Segment EBITDA and higher Other, net, partially offset by higher tax expense.
Net income (loss) for the six months ended December 31, 2020 improved by $416 million, primarily driven by the absence of the non-cash impairment charges discussed above, higher Total Segment EBITDA and higher Other, net, partially offset by higher tax expense.
Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests increased by $12 million, or 67%, and $9 million, or 26%, for the three and six months ended December 31, 2020, respectively, as compared to the corresponding periods of fiscal 2020, primarily driven by increased earnings at REA Group.
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
The following table reconciles Net income (loss) to Total Segment EBITDA for the three and six months ended December 31, 2020 and 2019:

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
(in millions)
Net income (loss)	$261	$103	$308	$(108)
Add:
Income tax expense	85	52	110	31
Other, net	(54)	(2)	(71)	(6)
Interest expense, net	12	8	20	4
Equity losses of affiliates	3	3	4	5
Impairment and restructuring charges	23	29	63	326
Depreciation and amortization	167	162	331	324
Total Segment EBITDA	$497	$355	$765	$576
The following tables set forth the Company’s Revenues and Segment EBITDA by reportable segment for the three and six months ended December 31, 2020 and 2019:

	For the three months ended December 31,
	2020		2019
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$339	$142	$294	$118
Subscription Video Services	511	124	501	70
Dow Jones	446	109	430	76
Book Publishing	544	104	442	63
News Media	573	66	811	66
Other	1	(48)	1	(38)
Total	$2,414	$497	$2,479	$355

	For the six months ended December 31,
	2020		2019
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$629	$261	$566	$200
Subscription Video Services	1,007	202	1,015	151
Dow Jones	832	181	812	125
Book Publishing	1,002	175	847	112
News Media	1,060	44	1,578	73
Other	1	(98)	1	(85)
Total	$4,531	$765	$4,819	$576
Digital Real Estate Services (14% and 12% of the Company’s consolidated revenues in the six months ended December 31, 2020 and 2019, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$8	$9	$(1)	(11)%	$16	$19	$(3)	(16)%
Advertising	30	25	5	20%	58	52	6	12%
Real estate	281	242	39	16%	516	460	56	12%
Other	20	18	2	11%	39	35	4	11%
Total Revenues	339	294	45	15%	629	566	63	11%
Operating expenses	(45)	(42)	(3)	(7)%	(88)	(87)	(1)	(1)%
Selling, general and administrative	(152)	(134)	(18)	(13)%	(280)	(279)	(1)	—%
Segment EBITDA	$142	$118	$24	20%	$261	$200	$61	31%
For the three months ended December 31, 2020, revenues at the Digital Real Estate Services segment increased $45 million, or 15%, as compared to the corresponding period of fiscal 2020. Revenues at Move increased $34 million, or 28%, to $155 million for the three months ended December 31, 2020 from $121 million in the corresponding period of fiscal 2020, primarily driven by higher real estate revenues. The referral model and the traditional lead generation product both benefited from higher lead and transaction volumes. The referral model also benefited from higher average home values and generated approximately 30% of total Move revenues. The traditional lead generation product saw continued strong demand from agents, driving increased sell-through and yield. At REA Group, revenues increased $11 million, or 6%, to $184 million for the three months ended December 31, 2020 from $173 million in the corresponding period of fiscal 2020, primarily due to the $12 million positive impact of foreign currency fluctuations, as an increase in Australian residential depth revenue driven by strong national listings was offset by the continued decline in the Asian market and commercial revenues due to COVID-19 restrictions.
For the three months ended December 31, 2020, Segment EBITDA at the Digital Real Estate Services segment increased $24 million, or 20%, as compared to the corresponding period of fiscal 2020, primarily driven by the $19 million higher contribution from Move resulting from the higher revenues discussed above, as well as the $7 million positive impact of foreign currency fluctuations.
For the six months ended December 31, 2020, revenues at the Digital Real Estate Services segment increased $63 million, or 11%, as compared to the corresponding period of fiscal 2020. Revenues at Move increased $49 million, or 20%, to $293 million for the six months ended December 31, 2020 from $244 million in the corresponding period of fiscal 2020, primarily driven by higher real estate revenues. The referral model and the traditional lead generation product both benefited from higher lead and transaction volumes. The referral model also benefited from higher average home values and generated approximately 30% of total Move revenues. The traditional lead generation product saw continued strong demand from agents, driving increased sell-through and yield. At REA Group, revenues increased $14 million, or 4%, to $336 million for the six months ended December 31, 2020 from $322 million in the corresponding period of fiscal 2020, primarily due to the $18 million positive impact of foreign currency fluctuations, as an increase in Australian residential depth revenue driven by strong national listings was more than offset by the continued decline in the Asian market and developer and commercial revenues due to COVID-19 restrictions.

For the six months ended December 31, 2020, Segment EBITDA at the Digital Real Estate Services segment increased $61 million, or 31%, as compared to the corresponding period of fiscal 2020, primarily driven by the $47 million higher contribution from Move resulting from the higher revenues discussed above, the deferral of marketing costs at both Move and REA Group, and the $10 million positive impact of foreign currency fluctuations.
Subscription Video Services (22% and 21% of the Company’s consolidated revenues in the six months ended December 31, 2020 and 2019, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$446	$439	$7	2%	$883	$890	$(7)	(1)%
Advertising	55	53	2	4%	105	104	1	1%
Other	10	9	1	11%	19	21	(2)	(10)%
Total Revenues	511	501	10	2%	1,007	1,015	(8)	(1)%
Operating expenses	(305)	(341)	36	11%	(638)	(685)	47	7%
Selling, general and administrative	(82)	(90)	8	9%	(167)	(179)	12	7%
Segment EBITDA	$124	$70	$54	77%	$202	$151	$51	34%
For the three months ended December 31, 2020, revenues at the Subscription Video Services segment increased $10 million, or 2%, as compared to the corresponding period of fiscal 2020, primarily due to the positive impact of foreign currency fluctuations and $18 million of higher revenues from OTT products, primarily Kayo and Binge, partially offset by lower subscription revenues resulting from fewer residential broadcast subscribers and the $11 million decline in commercial subscription revenues from ongoing restrictions on pubs, clubs and other commercial venues due to COVID-19. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $33 million, or 7%, for the three months ended December 31, 2020 as compared to the corresponding period of fiscal 2020.
For the three months ended December 31, 2020, Segment EBITDA increased $54 million, or 77%, as compared to the corresponding period of fiscal 2020, primarily due to $35 million of lower sports programming rights and production costs, which was primarily driven by savings from renegotiated sports rights, partially offset by the recognition of $20 million of sports programming rights and production costs deferred from the fourth quarter of fiscal 2020. The increase was also driven by lower entertainment programming, employee and transmission costs and the $8 million positive impact of foreign currency fluctuations.
For the six months ended December 31, 2020, revenues at the Subscription Video Services segment decreased $8 million, or 1%, as compared to the corresponding period of fiscal 2020, primarily due to lower subscription revenues resulting from fewer residential broadcast subscribers and the $25 million decline in commercial subscription revenues from ongoing restrictions on pubs, clubs and other commercial venues due to COVID-19. The decreases in revenues were partially offset by the positive impact of foreign currency fluctuations and $27 million of higher revenues from OTT products, primarily Kayo and Binge. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $53 million, or 5%, for the six months ended December 31, 2020 as compared to the corresponding period of fiscal 2020.
For the six months ended December 31, 2020, Segment EBITDA increased $51 million, or 34%, as compared to the corresponding period of fiscal 2020, primarily due to $27 million of lower sports programming rights and production costs, which was primarily driven by savings from renegotiated sports rights, partially offset by the recognition of $56 million of sports programming rights and production costs deferred from the fourth quarter of fiscal 2020. The increase was also driven by lower entertainment programming, employee and transmission costs and the $12 million positive impact of foreign currency fluctuations.

The following tables provide information regarding certain key performance indicators for Foxtel, the primary reporting unit within the Subscription Video Services segment, as of and for the three and six months ended December 31, 2020 and 2019 (see the Company’s 2020 Form 10-K for further detail regarding these performance indicators):

	As of December 31,
	2020	2019
	(in 000's)
Broadcast Subscribers
Residential(a)	1,783	2,002
Commercial(b)	218	266
OTT Subscribers (Total (Paid))
Foxtel Now(c)	265 (258 paid)	343 (334 paid)
Kayo(d)	648 (624 paid)	372 (350 paid)
Binge(e)	468 (431 paid)	—
Total Paid Subscribers	3,314	2,952

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
Broadcast ARPU(f)	A$80 (US$58)	A$77 (US$53)	A$79 (US$57)	A$78 (US$53)
Broadcast Subscriber Churn(g)	17.5%	16.0%	16.0%	15.2%
(a)    Subscribing households throughout Australia as of December 31, 2020 and 2019.
(b)    Commercial subscribers throughout Australia as of December 31, 2020 and 2019. Commercial subscribers are calculated as residential equivalent business units and are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year.
(c)    Total and Paid Foxtel Now subscribers as of December 31, 2020 and 2019. Paid Foxtel Now subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)    Total and Paid Kayo subscribers as of December 31, 2020 and 2019. Paid Kayo subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(e)    Total and Paid Binge subscribers as of December 31, 2020. Binge was launched on May 25, 2020. Paid Binge subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(f)    Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the three and six months ended December 31, 2020 and 2019.
(g)    Broadcast residential subscriber churn rate (excluding Optus) (Broadcast Subscriber Churn) for the three and six months ended December 31, 2020 and 2019. Broadcast subscriber churn represents the number of cable and satellite residential subscribers whose service is disconnected, expressed as a percentage of the average total number of cable and satellite residential subscribers, presented on an annual basis.
Dow Jones (18% and 17% of the Company’s consolidated revenues in the six months ended December 31, 2020 and 2019, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$319	$296	$23	8%	$630	$585	$45	8%
Advertising	115	120	(5)	(4)%	185	204	(19)	(9)%
Other	12	14	(2)	(14)%	17	23	(6)	(26)%
Total Revenues	446	430	16	4%	832	812	20	2%
Operating expenses	(199)	(196)	(3)	(2)%	(384)	(383)	(1)	—%
Selling, general and administrative	(138)	(158)	20	13%	(267)	(304)	37	12%
Segment EBITDA	$109	$76	$33	43%	$181	$125	$56	45%

For the three months ended December 31, 2020, revenues at the Dow Jones segment increased $16 million, or 4%, as compared to the corresponding period of fiscal 2020, driven by an increase in circulation and subscription and digital advertising revenues, partially offset by a decline in print advertising revenues. Digital revenues at the Dow Jones segment represented 70% of total revenues for the three months ended December 31, 2020, as compared to 64% in the corresponding period of fiscal 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $3 million for the three months ended December 31, 2020 as compared to the corresponding period of fiscal 2020.
For the six months ended December 31, 2020, revenues at the Dow Jones segment increased $20 million, or 2%, as compared to the corresponding period of fiscal 2020, driven by an increase in circulation and subscription and digital advertising revenues, partially offset by a decline in print advertising revenues. Digital revenues at the Dow Jones segment represented 71% of total revenues for the six months ended December 31, 2020, as compared to 65% in the corresponding period of fiscal 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $4 million for the six months ended December 31, 2020 as compared to the corresponding period of fiscal 2020.
Circulation and subscription revenues

	For the three months ended December 31,				For the six months ended December 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$202	$183	$19	10%	$400	$361	$39	11%
Professional information business	117	113	4	4%	230	224	6	3%
Total circulation and subscription revenues	$319	$296	$23	8%	$630	$585	$45	8%
Circulation and subscription revenues increased $23 million, or 8%, during the three months ended December 31, 2020 as compared to the corresponding period of fiscal 2020. Circulation and other revenues increased $19 million, or 10%, primarily driven by growth in digital-only subscriptions at The Wall Street Journal, partially offset by print volume declines. During the three months ended December 31, 2020, average daily digital-only subscriptions at The Wall Street Journal reached 2.5 million, a 28% increase as compared to the corresponding period of fiscal 2020, and digital revenues represented 63% of circulation revenue for the three months ended December 31, 2020, as compared to 57% in the corresponding period of fiscal 2020. Professional information business revenues increased $4 million, or 4%, as growth of $8 million in Risk & Compliance revenues was partially offset by lower revenues from other professional information business products.
Circulation and subscription revenues increased $45 million, or 8%, during the six months ended December 31, 2020 as compared to the corresponding period of fiscal 2020. Circulation and other revenues increased $39 million, or 11%, primarily driven by growth in digital-only subscriptions at The Wall Street Journal and an $11 million increase in content licensing revenues, partially offset by print volume declines. Digital revenues represented 63% of circulation revenue for the six months ended December 31, 2020, as compared to 56% in the corresponding period of fiscal 2020. Professional information business revenues increased $6 million, or 3%, as growth of $14 million in Risk & Compliance revenues was partially offset by lower revenues from other professional information business products.
The following table summarizes average daily consumer subscriptions during the three months ended December 31, 2020 and 2019 for select publications and for all consumer subscription products.(a)(b)

	For the three months ended December 31,
	2020	2019	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	2,462	1,929	533	28%
Total subscriptions	3,224	2,701	523	19%
Barron’s
Digital-only subscriptions(c)	476	355	121	34%
Total subscriptions	683	615	68	11%
Total Consumer(d)
Digital-only subscriptions(c)	3,061	2,371	690	29%
Total subscriptions	4,033	3,409	624	18%
________________________

(a)Based on internal data for the periods from September 28, 2020 through December 27, 2020 and September 30, 2019 through December 29, 2019, respectively, with independent assurance over global total sales and subscriptions provided by PricewaterhouseCoopers LLP UK.
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
(d)Total Consumer consists of The Wall Street Journal, Barron’s, MarketWatch and Financial News, including Private Equity News.
Advertising revenues
Advertising revenues decreased $5 million, or 4%, during the three months ended December 31, 2020 as compared to the corresponding period of fiscal 2020, primarily driven by the $20 million decrease in print advertising revenues resulting from general market weakness and lower print volume across The Wall Street Journal and Barron’s due to COVID-19. The decreases were partially offset by a $15 million increase in digital advertising revenue, which represented 58% of advertising revenue for the three months ended December 31, 2020, as compared to 43% in the corresponding period of fiscal 2020.
Advertising revenues decreased $19 million, or 9%, during the six months ended December 31, 2020 as compared to the corresponding period of fiscal 2020, primarily driven by the $39 million decrease in print advertising revenues resulting from general market weakness and lower print volume across The Wall Street Journal and Barron’s due to COVID-19. The decreases were partially offset by a $20 million increase in digital advertising revenue, which represented 58% of advertising revenue for the six months ended December 31, 2020, as compared to 43% in the corresponding period of fiscal 2020.
Segment EBITDA
For the three months ended December 31, 2020, Segment EBITDA at the Dow Jones segment increased $33 million, or 43%, as compared to the corresponding period of fiscal 2020, primarily due to the increase in revenues discussed above, lower newsprint, production and distribution costs driven by lower print volumes and other cost savings driven by COVID-19, partially offset by increased employee costs.
For the six months ended December 31, 2020, Segment EBITDA at the Dow Jones segment increased $56 million, or 45%, as compared to the corresponding period of fiscal 2020, primarily due to the increase in revenues discussed above, lower newsprint, production and distribution costs driven by lower print volumes and other cost savings driven by COVID-19, partially offset by increased employee costs.
Book Publishing (22% and 17% of the Company’s consolidated revenues in the six months ended December 31, 2020 and 2019, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$523	$421	$102	24%	$964	$808	$156	19%
Other	21	21	—	—%	38	39	(1)	(3)%
Total Revenues	544	442	102	23%	1,002	847	155	18%
Operating expenses	(347)	(297)	(50)	(17)%	(651)	(576)	(75)	(13)%
Selling, general and administrative	(93)	(82)	(11)	(13)%	(176)	(159)	(17)	(11)%
Segment EBITDA	$104	$63	$41	65%	$175	$112	$63	56%
For the three months ended December 31, 2020, revenues at the Book Publishing segment increased $102 million, or 23%, as compared to the corresponding period of fiscal 2020, primarily driven by higher backlist sales of children’s titles and the strong performance of titles in the General Books category such as Didn’t See That Coming by Rachel Hollis, The Happy in a Hurry Cookbook by Steve Doocy and The Greatest Secret by Rhonda Byrne, as well as Code Name Bananas by David Walliams in the U.K. and the $13 million impact from the acquisition of a book publisher in Europe in the fourth quarter of fiscal 2020. Digital sales increased by 15% as compared to the corresponding period of fiscal 2020 due to growth in both e-books and downloadable audiobooks. Digital sales represented approximately 18% of consumer revenues during the three months ended December 31, 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $5 million, or 1%, for the three months ended December 31, 2020 as compared to the corresponding period of fiscal 2020.
For the three months ended December 31, 2020, Segment EBITDA at the Book Publishing segment increased $41 million, or 65%, as compared to the corresponding period of fiscal 2020, primarily due to the higher revenues discussed above and the mix of titles.
For the six months ended December 31, 2020, revenues at the Book Publishing segment increased $155 million, or 18%, as compared to the corresponding period of fiscal 2020, primarily driven by higher backlist sales of children’s titles and the strong performance of titles in the General Books category such as The Guest List by Lucy Foley, Didn’t See That Coming by Rachel Hollis and The Order by Daniel Silva, as well as the $22 million impact from the acquisition of a book publisher in Europe in the fourth quarter of fiscal 2020. Digital sales increased by 18% as compared to the corresponding period of fiscal 2020 due to growth in both e-books and downloadable audiobooks. Digital sales represented approximately 21% of consumer revenues during the six months ended December 31, 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $9 million, or 1%, for the six months ended December 31, 2020 as compared to the corresponding period of fiscal 2020.
For the six months ended December 31, 2020, Segment EBITDA at the Book Publishing segment increased $63 million, or 56%, as compared to the corresponding period of fiscal 2020, primarily due to the higher revenues discussed above and the mix of titles.
News Media (24% and 33% of the Company’s consolidated revenues in the six months ended December 31, 2020 and 2019, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2020	2019	Change	% Change	2020	2019	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$257	$245	$12	5%	$503	$490	$13	3%
Advertising	248	479	(231)	(48)%	432	925	(493)	(53)%
Other	68	87	(19)	(22)%	125	163	(38)	(23)%
Total Revenues	573	811	(238)	(29)%	1,060	1,578	(518)	(33)%
Operating expenses	(302)	(475)	173	36%	(601)	(958)	357	37%
Selling, general and administrative	(205)	(270)	65	24%	(415)	(547)	132	24%
Segment EBITDA	$66	$66	$—	—%	$44	$73	$(29)	(40)%
Revenues at the News Media segment decreased $238 million, or 29%, for the three months ended December 31, 2020 as compared to the corresponding period of fiscal 2020, primarily due to lower advertising revenues of $231 million, driven by the sale of News America Marketing in the fourth quarter of fiscal 2020, which contributed $191 million to the decline, continued weakness in the print advertising market exacerbated by COVID-19 and the $28 million impact from the closure or transition to digital of regional and community newspapers in Australia, partially offset by the $10 million positive impact of foreign currency fluctuations and digital advertising growth at the New York Post and News UK. Other revenues for the three months ended December 31, 2020 decreased $19 million, or 22%, as compared to the corresponding period of fiscal 2020, primarily due to the $15 million impact from the sale of Unruly in January 2020. Circulation and subscription revenues increased $12 million as compared to the corresponding period of fiscal 2020 primarily due to digital subscriber growth across key mastheads, the $9 million positive impact of foreign currency fluctuations and price increases, partially offset by declines in print volume, primarily at The Sun. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $22 million, or 3%, for the three months ended December 31, 2020 as compared to the corresponding period of fiscal 2020.

Segment EBITDA at the News Media segment was flat for the three months ended December 31, 2020 as compared to the corresponding period of fiscal 2020, as cost savings initiatives and a $5 million higher contribution from the New York Post offset the declines in revenues discussed above and the absence of the $22 million one-time benefit from the settlement of certain warranty-related claims in the U.K. in fiscal 2020.
Revenues at the News Media segment decreased $518 million, or 33%, for the six months ended December 31, 2020 as compared to the corresponding period of fiscal 2020, primarily due to lower advertising revenues of $493 million, driven by the sale of News America Marketing in the fourth quarter of fiscal 2020, which contributed $391 million to the decline, continued weakness in the print advertising market exacerbated by COVID-19 and the $57 million impact from the closure or transition to digital of regional and community newspapers in Australia, partially offset by the $17 million positive impact of foreign currency fluctuations and digital advertising growth at the New York Post and News UK. Other revenues for the six months ended December 31, 2020 decreased $38 million, or 23%, as compared to the corresponding period of fiscal 2020, primarily due to the $25 million impact from the sale of Unruly in January 2020. Circulation and subscription revenues increased $13 million as compared to the corresponding period of fiscal 2020 primarily due to digital subscriber growth across key mastheads, the $19 million positive impact of foreign currency fluctuations and price increases, partially offset by declines in print volume, primarily at The Sun. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $41 million, or 2%, for the six months ended December 31, 2020 as compared to the corresponding period of fiscal 2020.
Segment EBITDA at the News Media segment declined $29 million, or 40%, for the six months ended December 31, 2020 as compared to the corresponding period of fiscal 2020, primarily due to lower contributions from News Corp Australia and News UK of $13 million and $12 million, respectively, and the net $13 million impact from the sales of News America Marketing and Unruly in fiscal 2020. The lower contributions from News Corp Australia and News UK were primarily driven by lower revenues and the absence of the $22 million one-time benefit from the settlement of certain warranty-related claims in the U.K. in fiscal 2020. The decrease was partially offset by cost savings initiatives and the $8 million higher contribution from the New York Post.
News Corp Australia
Revenues were $252 million for the three months ended December 31, 2020, a decrease of $30 million, or 11%, compared to revenues of $282 million in the corresponding period of fiscal 2020. The closure or transition to digital of regional and community newspapers in Australia resulted in a revenue decrease of $34 million. Advertising revenues decreased $41 million, primarily due to the closure or transition to digital of regional and community newspapers, continued weakness in the print advertising market and lower digital advertising revenues exacerbated by COVID-19, partially offset by the $7 million positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $11 million, primarily driven by digital subscriber growth and the $6 million positive impact from foreign currency fluctuations, which were partially offset by print volume declines resulting from the closure or transition to digital of regional and community newspapers.
Revenues were $473 million for the six months ended December 31, 2020, a decrease of $85 million, or 15%, compared to revenues of $558 million in the corresponding period of fiscal 2020. The closure or transition to digital of regional and community newspapers in Australia resulted in a revenue decrease of $69 million. Advertising revenues decreased $93 million, primarily due to the closure or transition to digital of regional and community newspapers, continued weakness in the print advertising market and lower digital advertising revenues exacerbated by COVID-19, partially offset by the $11 million positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $16 million, primarily driven by digital subscriber growth and the $10 million positive impact from foreign currency fluctuations, which were partially offset by print volume declines resulting from the closure or transition to digital of regional and community newspapers.
News UK
Revenues were $245 million for the three months ended December 31, 2020, a decrease of $14 million, or 5%, as compared to revenues of $259 million in the corresponding period of fiscal 2020. Advertising revenues decreased $13 million, primarily due to continued weakness in the print advertising market exacerbated by COVID-19. Circulation and subscription revenues increased $2 million, primarily driven by the $3 million positive impact of foreign currency fluctuations, as digital subscriber growth, mainly at The Times, and cover price increases, mainly at The Sun were more than offset by single-copy volume declines at The Sun.
Revenues were $451 million for the six months ended December 31, 2020, a decrease of $31 million, or 6%, as compared to revenues of $482 million in the corresponding period of fiscal 2020. Advertising revenues decreased $26 million, primarily due to continued weakness in the print advertising market exacerbated by COVID-19. Circulation and subscription revenues increased $1 million, primarily driven by the $9 million positive impact of foreign currency fluctuations, as digital subscriber growth, mainly at The Times, and cover price increases, mainly at The Sun were more than offset by single-copy volume declines at The Sun.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of December 31, 2020, the Company’s cash and cash equivalents were $1.6 billion. The Company also has available borrowing capacity under the 2019 News Corp Credit Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. Some of these factors may be adversely impacted by the COVID-19 pandemic and there can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms. See Part I, “Item 1A. Risk Factors” in the 2020 Form 10-K for further discussion.
As of December 31, 2020, the Company’s consolidated assets included $839 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $137 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.
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
Issuer Purchases of Equity Securities
The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the six months ended December 31, 2020 and 2019.
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

Sources and Uses of Cash—For the six months ended December 31, 2020 versus the six months ended December 31, 2019
Net cash provided by operating activities for the six months ended December 31, 2020 and 2019 was as follows (in millions):

For the six months ended December 31,	2020	2019
Net cash provided by operating activities	$483	$192
Net cash provided by operating activities increased by $291 million for the six months ended December 31, 2020 as compared to the six months ended December 31, 2019. The increase was primarily due to higher Total Segment EBITDA and lower working capital.
Net cash used in investing activities for the six months ended December 31, 2020 and 2019 was as follows (in millions):

For the six months ended December 31,	2020	2019
Net cash used in investing activities	$(276)	$(234)
Net cash used in investing activities increased by $42 million for the six months ended December 31, 2020, as compared to the six months ended December 31, 2019. During the six months ended December 31, 2020, the Company used $173 million of cash for capital expenditures, of which $79 million related to Foxtel and used $90 million primarily for the acquisitions of Elara and Avail.
During the six months ended December 31, 2019, the Company used $237 million of cash for capital expenditures, of which $129 million related to Foxtel.
Net cash used in financing activities for the six months ended December 31, 2020 and 2019 was as follows (in millions):

For the six months ended December 31,	2020	2019
Net cash used in financing activities	$(219)	$(328)
Net cash used in financing activities decreased by $109 million for the six months ended December 31, 2020, as compared to the six months ended December 31, 2019. During the six months ended December 31, 2020, the Company repaid $248 million of borrowings primarily related to Foxtel and made dividend payments of $80 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities was partially offset by new borrowings primarily related to Foxtel of $146 million.
During the six months ended December 31, 2019, the Company repaid $1.2 billion of borrowings related to Foxtel and REA Group, which included repayments made as part of the debt refinancings completed in the second quarter of fiscal 2019, and made dividend payments of $81 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities for the six months ended December 31, 2019 was partially offset by new borrowings related to Foxtel and REA Group of $917 million, which included drawdowns under the new facilities entered into as part of the debt refinancings referenced above, and the net settlement of hedges of $57 million. See Note 6—Borrowings in the accompanying Consolidated Financial Statements.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the six months ended December 31,
	2020	2019
	(in millions)
Net cash provided by operating activities	$483	$192
Less: Capital expenditures	(173)	(237)
	310	(45)
Less: REA Group free cash flow	(65)	(86)
Plus: Cash dividends received from REA Group	32	35
Free cash flow available to News Corporation	$277	$(96)
Free cash flow available to News Corporation increased by $373 million in the six months ended December 31, 2020 to $277 million from $(96) million in the corresponding period of fiscal 2020, primarily due to higher net cash provided by operating activities as discussed above and lower capital expenditures.
Borrowings
As of December 31, 2020, the Company had total borrowings of $1.3 billion, including the current portion and finance lease liabilities. The Company’s borrowings as of such date primarily consisted of (i) $958 million of outstanding debt incurred by certain subsidiaries of NXE Australia Pty Limited (“Foxtel” and together with such subsidiaries, the “Foxtel Debt Group”) and (ii) $182 million of outstanding debt incurred by REA Group and certain of its subsidiaries (REA Group and such subsidiaries, the “REA Debt Group”). Both Foxtel and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group and certain of their subsidiaries, respectively, and is non-recourse to News Corp.
REA Group has access to an A$20 million overdraft facility (the “2020 Overdraft Facility”). The 2020 Overdraft Facility is an uncommitted facility that will be reviewed annually by the lender and bears interest at a rate based on the lender’s benchmark borrowing rate less a discount of 4.22%. The 2020 Overdraft Facility carries an annual facility fee of 0.15% of the A$20 million overdraft limit. As of December 31, 2020, REA Group had not borrowed any funds under the 2020 Overdraft Facility. In October 2020, REA Group amended certain terms of its credit facilities to, among other things, require REA Group to maintain a net leverage ratio of not more than 3.5 to 1.0 as of and subsequent to December 31, 2020.
The Company has access to an unsecured $750 million revolving credit facility (the “2019 News Corp Credit Facility”) that can be used for general corporate purposes. The 2019 News Corp Credit Facility has a sublimit of $100 million available for issuances of letters of credit. The Company may request increases in the amount of the facility up to a maximum amount of $1 billion. The lenders’ commitments to make the 2019 News Corp Credit Facility available terminate on December 12, 2024, and the Company may request that the commitments be extended under certain circumstances for up to two additional one-year periods. As of December 31, 2020, the Company has not borrowed any funds under the 2019 News Corp Credit Facility.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at December 31, 2020.
See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including certain information about interest rates and maturities related to such debt arrangements.

Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. During the three months ended December 31, 2020, the Company amended and extended certain sports programming rights agreements. As a result, the Company has presented its commitments associated with its sports programming rights, which includes the impact of foreign exchange fluctuations, in the table below. The Company’s remaining commitments as of December 31, 2020 have not changed significantly from the disclosures included in the 2020 Form 10-K.

	As of December 31, 2020
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Sports programming rights	2,258	223	896	737	402
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
The Company establishes an accrued liability for legal claims when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. See Note 10—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
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

(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 10—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in the Company’s 2020 Form 10-K, as supplemented by the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
(a) Exhibits.

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three and six months ended December 31, 2020 and 2019 (unaudited); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2020 and 2019 (unaudited); (iii) Consolidated Balance Sheets as of December 31, 2020 (unaudited) and June 30, 2020 (audited); (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2020 and 2019 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: February 5, 2021