Form 10-Q
period 2021-03-31
NEWS CORP
filed 2021-05-07
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2021, 391,181,517 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended March 31,		For the nine months ended March 31,
	Notes	2021	2020	2021	2020
Revenues:
Circulation and subscription		$1,076	$966	$3,108	$2,951
Advertising		374	576	1,154	1,861
Consumer		472	396	1,436	1,204
Real estate		291	209	807	669
Other		122	119	361	400
Total Revenues	2	2,335	2,266	6,866	7,085
Operating expenses		(1,186)	(1,283)	(3,548)	(3,972)
Selling, general and administrative		(851)	(741)	(2,255)	(2,295)
Depreciation and amortization		(173)	(160)	(504)	(484)
Impairment and restructuring charges	4	(30)	(1,125)	(93)	(1,451)
Equity losses of affiliates	5	(5)	(7)	(9)	(12)
Interest expense, net		(12)	(9)	(32)	(13)
Other, net	13	61	13	132	19
Income (loss) before income tax (expense) benefit		139	(1,046)	557	(1,123)
Income tax (expense) benefit	11	(43)	10	(153)	(21)
Net income (loss)		96	(1,036)	404	(1,144)
Less: Net (income) loss attributable to noncontrolling interests		(17)	306	(60)	272
Net income (loss) attributable to News Corporation stockholders		$79	$(730)	$344	$(872)
Net income (loss) attributable to News Corporation stockholders per share, basic and diluted	9	$0.13	$(1.24)	$0.58	$(1.48)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; millions)

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
Net income (loss)	$96	$(1,036)	$404	$(1,144)
Other comprehensive income (loss):
Foreign currency translation adjustments	28	(484)	450	(470)
Net change in the fair value of cash flow hedges(a)	—	9	(2)	(5)
Benefit plan adjustments, net(b)	1	15	2	13
Other comprehensive income (loss)	29	(460)	450	(462)
Comprehensive income (loss)	125	(1,496)	854	(1,606)
Less: Net (income) loss attributable to noncontrolling interests	(17)	306	(60)	272
Less: Other comprehensive (income) loss attributable to noncontrolling interests(c)	(4)	109	(84)	118
Comprehensive income (loss) attributable to News Corporation stockholders	$104	$(1,081)	$710	$(1,216)
(a)    Net of income tax expense of nil and $3 million for the three months ended March 31, 2021 and 2020, respectively, and income tax expense of nil for the nine months ended March 31, 2021 and 2020.
(b)    Net of income tax expense of nil and $5 million for three months ended March 31, 2021 and 2020, respectively, and income tax expense of nil and $4 million for the nine months ended March 31, 2021 and 2020, respectively.
(c)    Primarily consists of foreign currency translation adjustment.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of March 31, 2021	As of June 30, 2020
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,974	$1,517
Receivables, net	13	1,335	1,203
Inventory, net		246	348
Other current assets		388	393
Total current assets		3,943	3,461
Non-current assets:
Investments	5	391	297
Property, plant and equipment, net		2,261	2,256
Operating lease right-of-use assets		1,062	1,061
Intangible assets, net		1,915	1,864
Goodwill		4,304	3,951
Deferred income tax assets	11	302	332
Other non-current assets	13	1,219	1,039
Total assets		$15,397	$14,261
Liabilities and Equity:
Current liabilities:
Accounts payable		$336	$351
Accrued expenses		1,249	1,019
Deferred revenue	2	449	398
Current borrowings	6	212	76
Other current liabilities	13	923	838
Total current liabilities		3,169	2,682
Non-current liabilities:
Borrowings	6	1,000	1,183
Retirement benefit obligations		251	277
Deferred income tax liabilities	11	334	258
Operating lease liabilities		1,146	1,146
Other non-current liabilities		368	326
Commitments and contingencies	10
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,044	12,148
Accumulated deficit		(2,897)	(3,241)
Accumulated other comprehensive loss		(965)	(1,331)
Total News Corporation stockholders’ equity		8,188	7,582
Noncontrolling interests		941	807
Total equity	7	9,129	8,389
Total liabilities and equity		$15,397	$14,261
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 391,154,191 and 388,922,752 shares issued and outstanding, net of 27,368,413 treasury shares at par at March 31, 2021 and June 30, 2020, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at March 31, 2021 and June 30, 2020, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the nine months ended March 31,
	Notes	2021	2020
Operating activities:
Net income (loss)		$404	$(1,144)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		504	484
Operating lease expense		96	128
Equity losses of affiliates	5	9	12
Cash distributions received from affiliates		14	7
Impairment charges		—	1,398
Other, net	13	(132)	(19)
Deferred income taxes and taxes payable	11	33	(67)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(67)	(1,593)
Inventories, net		(21)	(47)
Accounts payable and other liabilities		220	1,303
Net cash provided by operating activities		1,060	462
Investing activities:
Capital expenditures		(253)	(335)
Acquisitions, net of cash acquired		(91)	(2)
Investments in equity affiliates and other		(25)	4
Proceeds from property, plant and equipment and other asset dispositions		24	3
Other, net		(1)	3
Net cash used in investing activities		(346)	(327)
Financing activities:
Borrowings	6	165	925
Repayment of borrowings	6	(326)	(1,161)
Dividends paid		(104)	(100)
Other, net		(64)	(5)
Net cash used in financing activities		(329)	(341)
Net change in cash and cash equivalents, including cash classified within current assets held for sale		385	(206)
Less: Net change in cash classified within current assets held for sale		—	(10)
Cash and cash equivalents, beginning of period		1,517	1,643
Exchange movement on opening cash balance		72	(39)
Cash and cash equivalents, end of period		$1,974	$1,388
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
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, the Company reclassified certain costs at the Other segment that were previously included within Selling, general and administrative to Operating expenses. For the three and nine months ended March 31, 2020, these reclassifications increased Operating expenses by $2 million and $4 million, respectively.
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2021 and fiscal 2020 include 52 weeks. All references to the three and nine months ended March 31, 2021 and 2020 relate to the three and nine months ended March 28, 2021 and March 29, 2020, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of March 31.

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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three and nine months ended March 31, 2021 and 2020:

	For the three months ended March 31, 2021
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$6	$469	$329	$—	$272	$—	$1,076
Advertising	31	46	85	—	212	—	374
Consumer	—	—	—	472	—	—	472
Real estate	291	—	—	—	—	—	291
Other	23	8	7	18	66	—	122
Total Revenues	$351	$523	$421	$490	$550	$—	$2,335

	For the three months ended March 31, 2020
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$9	$414	$303	$—	$240	$—	$966
Advertising	25	40	84	—	427	—	576
Consumer	—	—	—	396	—	—	396
Real estate	209	—	—	—	—	—	209
Other	18	8	10	16	66	1	119
Total Revenues	$261	$462	$397	$412	$733	$1	$2,266

	For the nine months ended March 31, 2021
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$22	$1,352	$959	$—	$775	$—	$3,108
Advertising	89	151	270	—	644	—	1,154
Consumer	—	—	—	1,436	—	—	1,436
Real estate	807	—	—	—	—	—	807
Other	62	27	24	56	191	1	361
Total Revenues	$980	$1,530	$1,253	$1,492	$1,610	$1	$6,866

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2020
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$28	$1,304	$888	$—	$730	$1	$2,951
Advertising	77	144	288	—	1,352	—	1,861
Consumer	—	—	—	1,204	—	—	1,204
Real estate	669	—	—	—	—	—	669
Other	53	29	33	55	229	1	400
Total Revenues	$827	$1,477	$1,209	$1,259	$2,311	$2	$7,085
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and nine months ended March 31, 2021 and 2020:

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$400	$411	$398	$428
Deferral of revenue	823	851	2,285	2,426
Recognition of deferred revenue(a)	(780)	(807)	(2,260)	(2,398)
Other(b)	6	(68)	26	(69)
Balance, end of period	$449	$387	$449	$387
(a)For the three and nine months ended March 31, 2021, the Company recognized $224 million and $359 million, respectively, of revenue which was included in the opening deferred revenue balance. For the three and nine months ended March 31, 2020, the Company recognized $226 million and $371 million, respectively, of revenue which was included in the opening deferred revenue balance.
(b)For the three and nine months ended March 31, 2020, the Company reclassified $46 million of deferred revenue to other current liabilities in connection with the sale of News America Marketing.
Contract assets were immaterial for disclosure as of March 31, 2021 and 2020.
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
For the three and nine months ended March 31, 2021, the Company recognized approximately $116 million and $296 million, respectively, in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of March 31, 2021 was approximately $417 million, of which approximately $56 million is expected to be recognized over the remainder of fiscal 2021, approximately $154 million is expected to be recognized in fiscal 2022 and approximately $69 million is expected to be recognized in fiscal 2023, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606, “Revenue From Contracts With Customers.”
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
Elara
In December 2020, the Company acquired a controlling interest in Elara Technologies Pte. Ltd. (“Elara”) through a subscription for newly-issued preference shares and the buyout of certain minority shareholders. The total aggregate purchase price associated with the acquisition at the completion date is $138 million which primarily consists of $69 million of cash, the fair value of noncontrolling interests of $37 million and the fair value of the Company’s previously held equity interest in Elara of $22 million. The acquisition of Elara was accounted for in accordance with ASC 805 “Business Combinations”, which requires the Company to re-measure its previously held equity interest in Elara at its acquisition date fair value. The carrying amount of the Company’s previously held equity interest in Elara was $15 million and, accordingly, the Company recognized a gain on remeasurement of $7 million which was recorded in Other, net in the Statement of Operations.
As a result of the transactions, REA Group’s shareholding in Elara increased from 13.5% to 59.7%, while News Corporation’s shareholding increased from 22.1% to 39.0%. During the three months ended March 31, 2021, REA Group acquired an additional 0.8% interest in Elara. REA Group and News Corporation now hold a combined eight of nine Elara board seats, and the Company began consolidating Elara in December 2020. The Company’s ownership in REA Group was diluted by 0.2% to 61.4% as a result of the transactions. The acquisition of Elara allows REA Group to be at the forefront of long-term growth opportunities within India and the digitization of the real estate sector. Elara is a subsidiary of REA Group, and its results are reported within the Digital Real Estate Services segment.
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. Under the acquisition method of accounting, the total consideration was first allocated to net tangible assets and identifiable intangible assets based upon their fair values as of the date of completion of the acquisition. As a result of the acquisition, the Company recorded net tangible liabilities of $5 million and approximately $31 million of identifiable intangible assets, of which $19 million primarily related to Elara technology platforms with a weighted average useful life of five years and $12 million related to trade names with indefinite lives. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately $113 million was recorded as goodwill on the transaction.
NOTE 4 . RESTRUCTURING PROGRAMS
Fiscal 2021
During the three and nine months ended March 31, 2021, the Company recorded restructuring charges of $30 million and $93 million, respectively, of which $18 million and $61 million, respectively, are related to the News Media segment. The

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
restructuring charges recorded in fiscal 2021 primarily relate to employee termination benefits and exit costs associated with the anticipated closure of the Company’s Bronx print plant. In September 2020, the Company announced that it plans to close the plant and shift the printing of those publications in New York to a third party facility during fiscal 2021.
Fiscal 2020
During the three and nine months ended March 31, 2020, the Company recorded restructuring charges of $19 million and $53 million, respectively, of which $13 million and $37 million, respectively, related to the News Media segment. The restructuring charges recorded in fiscal 2020 were for employee termination benefits.
Changes in restructuring program liabilities were as follows:

	For the three months ended March 31,
	2021			2020
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$32	$34	$66	$16	$—	$9	$25
Additions	20	10	30	19	—	—	19
Payments	(12)	(8)	(20)	(17)	—	—	(17)
Other	(2)	—	(2)	—	—	—	—
Balance, end of period	$38	$36	$74	$18	$—	$9	$27

	For the nine months ended March 31,
	2021			2020
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, beginning of period	$64	$9	$73	$28	$2	$10	$40
Additions	55	38	93	53	—	—	53
Payments	(81)	(11)	(92)	(63)	—	(1)	(64)
Other	—	—	—	—	(2)	—	(2)
Balance, end of period	$38	$36	$74	$18	$—	$9	$27
As of March 31, 2021, restructuring liabilities of approximately $46 million were included in the Balance Sheet in Other current liabilities and $28 million were included in Other non-current liabilities.
NOTE 5. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of March 31, 2021	As of March 31, 2021	As of June 30, 2020
		(in millions)
Equity method investments(a)	various	$123	$120
Equity securities(b)	various	268	177
Total Investments		$391	$297
(a)Equity method investments are primarily comprised of Foxtel’s investment in Nickelodeon Australia Joint Venture and, until December 2020, Elara, which operates PropTiger.com and Housing.com. In December 2020, the Company acquired a controlling interest in Elara and began consolidating its results. Refer to Note 3—Acquisitions for further discussion.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(b)Equity securities are primarily comprised of certain investments in China and the Company’s investments in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets, and Tremor International Ltd (“Tremor”).
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

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
	(in millions)		(in millions)
Total gains (losses) recognized on equity securities	$31	$(17)	$73	$(22)
Less: Net gains recognized on equity securities sold	—	—	—	—
Unrealized gains (losses) recognized on equity securities held at end of period	$31	$(17)	$73	$(22)
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $5 million and $9 million for the three and nine months ended March 31, 2021, respectively, and $7 million and $12 million, respectively, for the corresponding periods of fiscal 2020.
NOTE 6. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at March 31, 2021	Maturity at March 31, 2021	As of March 31, 2021	As of June 30, 2020
			(in millions)
Foxtel Group
Credit facility 2019(a) (c)	2.83%	Nov 22, 2022	$248	$371
Term loan facility 2019(b)	6.25%	Nov 22, 2024	191	171
Working capital facility 2017(a) (c)	2.83%	Nov 22, 2022	—	—
Telstra Facility(d)	7.81%	Dec 22, 2027	50	11
US private placement 2012 — USD portion — tranche 2(e)	4.27%	Jul 25, 2022	201	200
US private placement 2012 — USD portion — tranche 3(e)	4.42%	Jul 25, 2024	151	150
US private placement 2012 — AUD portion	7.04%	Jul 25, 2022	80	73
REA Group
Credit facility 2018(f)	0.91%	Apr 27, 2021	53	48
Credit facility 2019(g)	0.91%	Dec 2, 2021	130	117
Credit facility 2020(h)	2.06%	Dec 2, 2021	—	—
Finance lease and other liabilities			108	118
Total borrowings(i)			1,212	1,259
Less: current portion(j)			(212)	(76)
Long-term borrowings			$1,000	$1,183
(a)Borrowings under these facilities bear interest at a floating rate of the Australian BBSY plus an applicable margin of between 2.00% and 3.75% per annum depending on the Foxtel Debt Group’s (defined below) net leverage ratio.
(b)Borrowings under this facility bear interest at a fixed rate of 6.25% per annum.
(c)As of March 31, 2021, the Foxtel Debt Group had undrawn commitments of A$313 million under these facilities for which it pays a commitment fee of 45% of the applicable margin.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
(i)The Company’s outstanding borrowings as of March 31, 2021 were incurred by certain subsidiaries of NXE Australia Pty Limited (“Foxtel” and, together with such subsidiaries, the “Foxtel Debt Group”) and by REA Group and certain of its subsidiaries. Foxtel and REA Group are consolidated but non wholly-owned subsidiaries of News Corp. These borrowings are only guaranteed by Foxtel and REA Group and certain of their respective subsidiaries, as applicable, and are non-recourse to News Corp.
(j)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.” $29 million relates to the current portion of finance lease liabilities.
REA Group has access to an A$20 million overdraft facility (the “2020 Overdraft Facility”). The 2020 Overdraft Facility is an uncommitted facility that will be reviewed annually by the lender and bears interest at a rate based on the lender’s benchmark borrowing rate less a discount of 4.22%. The 2020 Overdraft Facility carries an annual facility fee of 0.15% of the A$20 million overdraft limit. As of March 31, 2021, REA Group had not borrowed any funds under the 2020 Overdraft Facility. In October 2020, REA Group amended certain terms of its credit facilities to, among other things, require REA Group to maintain a net leverage ratio of not more than 3.5 to 1.0 as of and subsequent to December 31, 2020.
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
Interest on borrowings under the 2019 News Corp Credit Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the 2019 Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the 2019 Credit Agreement, which varies based on the Company’s adjusted operating income net leverage ratio. As of March 31, 2021, the Company was paying a commitment fee of 0.20% on any undrawn balance and an applicable margin of 0.375% for a Base Rate borrowing and 1.375% for a Eurodollar Rate borrowing. As of March 31, 2021, the Company had not borrowed any funds under the 2019 News Corp Credit Facility.
Covenants
The Company’s borrowings contain customary representations, covenants and events of default, including those discussed in the Company’s 2020 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Company’s debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at March 31, 2021.
Foxtel Debt Amendment
On April 9, 2021, the Foxtel Debt Group amended its 2019 Credit Facility and 2017 Working Capital Facility to, among other things, extend the debt maturity from November 2022 to May 2024 and reduce the applicable margin to between 2.00% to 3.25%, depending on the Foxtel Debt Group’s net leverage ratio.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 . EQUITY
The following tables summarize changes in equity for the three and nine months ended March 31, 2021 and 2020:

	For the three months ended March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2020	391	$4	200	$2	$12,091	$(2,976)	$(990)	$8,131	$943	$9,074
Net income	—	—	—	—	—	79	—	79	17	96
Other comprehensive income	—	—	—	—	—	—	25	25	4	29
Dividends	—	—	—	—	(59)	—	—	(59)	(24)	(83)
Other	—	—	—	—	12	—	—	12	1	13
Balance, March 31, 2021	391	$4	200	$2	$12,044	$(2,897)	$(965)	$8,188	$941	$9,129

	For the three months ended March 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2019	389	$4	200	$2	$12,183	$(2,114)	$(1,117)	$8,958	$1,169	$10,127
Net loss	—	—	—	—	—	(730)	—	(730)	(306)	(1,036)
Other comprehensive loss	—	—	—	—	—	—	(351)	(351)	(109)	(460)
Dividends	—	—	—	—	(59)	—	—	(59)	(19)	(78)
Other	—	—	—	—	13	(1)	2	14	1	15
Balance, March 31, 2020	389	$4	200	$2	$12,137	$(2,845)	$(1,466)	$7,832	$736	$8,568

	For the nine months ended March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2020	389	$4	200	$2	$12,148	$(3,241)	$(1,331)	$7,582	$807	$8,389
Net income	—	—	—	—	—	344	—	344	60	404
Other comprehensive income	—	—	—	—	—	—	366	366	84	450
Dividends	—	—	—	—	(118)	—	—	(118)	(45)	(163)
Other	2	—	—	—	14	—	—	14	35	49
Balance, March 31, 2021	391	$4	200	$2	$12,044	$(2,897)	$(965)	$8,188	$941	$9,129

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2019	386	$4	200	$2	$12,243	$(1,979)	$(1,126)	$9,144	$1,167	$10,311
Cumulative impact from adoption of new standards	—	—	—	—	—	6	3	9	—	9
Net loss	—	—	—	—	—	(872)	—	(872)	(272)	(1,144)
Other comprehensive loss	—	—	—	—	—	—	(344)	(344)	(118)	(462)
Dividends	—	—	—	—	(118)	—	—	(118)	(41)	(159)
Other	3	—	—	—	12	—	1	13	—	13
Balance, March 31, 2020	389	$4	200	$2	$12,137	$(2,845)	$(1,466)	$7,832	$736	$8,568
Stock Repurchases
The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the nine months ended March 31, 2021 and 2020.
Dividends
In February 2021, the Company’s Board of Directors (the “Board of Directors”) declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on April 14, 2021 to stockholders of record as of March 17, 2021. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2021				As of June 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cross-currency interest rate derivatives - fair value hedges	$—	$17	$—	$17	$—	$24	$—	$24
Cross-currency interest rate derivatives - cash flow hedges	—	—	—	—	—	98	—	98
Cross-currency interest rate derivatives (a)	—	71	—	71	—	—	—	—
Equity securities(b)	152	—	116	268	54	—	123	177
Total assets	$152	$88	$116	$356	$54	$122	$123	$299
Liabilities:
Foreign currency derivatives - cash flow hedges	$—	$1	$—	$1	$—	$3	$—	$3
Interest rate derivatives - cash flow hedges	—	12	—	12	—	16	—	16
Cross-currency interest rate derivatives - cash flow hedges	—	—	—	—	—	18	—	18
Cross-currency interest rate derivatives (a)	—	15	—	15	—	—	—	—
Total liabilities	$—	$28	$—	$28	$—	$37	$—	$37
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
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the nine months ended March 31,
	2021	2020
	(in millions)
Balance - beginning of period	$123	$113
Additions(a)	10	17
Measurement adjustments	21	(3)
Foreign exchange and other(b)	(38)	(2)
Balance - end of period	$116	$125
(a)Includes purchases of equity securities as well as the equity securities received as consideration for the sale of Unruly to Tremor in the third quarter of fiscal 2020.
(b)During the three months ended December 31, 2020, the Company reclassified its investment in Tremor from Level 3 to Level 1 within the fair value hierarchy, as the sale restrictions are expected to lapse within 12 months.

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
Upon adoption of ASU 2017-12 as of July 1, 2019, the Company reclassified $5 million in gains from Accumulated deficit to Accumulated other comprehensive loss related to amounts previously recorded for the ineffective portion of outstanding derivative instruments designated as cash flow hedges. During the three and nine months ended March 31, 2021 and 2020, the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Location	As of March 31, 2021	As of June 30, 2020
		(in millions)
Cross-currency interest rate derivatives - fair value hedges	Other non-current assets	$17	$24
Cross-currency interest rate derivatives - cash flow hedges	Other non-current assets	—	98
Cross-currency interest rate derivatives (a)	Other non-current assets	71	—
Foreign currency derivatives - cash flow hedges	Other current liabilities	(1)	(3)
Interest rate derivatives - cash flow hedges	Other non-current liabilities	(12)	(16)
Cross-currency interest rate derivatives - cash flow hedges	Other non-current liabilities	—	(18)
Cross-currency interest rate derivatives (a)	Other non-current liabilities	(15)	—
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
The total notional value of foreign currency contract derivatives designated for hedging was $11 million as of March 31, 2021. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is one year. As of March 31, 2021, the Company estimates that approximately $1 million of net derivative losses related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated for hedging was approximately A$300 million as of March 31, 2021. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to September 2022. As of March 31, 2021, the Company estimates that approximately $5 million of net derivative losses

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
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
The total notional value of cross-currency interest rate swaps for which the Company discontinued hedge accounting was approximately $280 million as of March 31, 2021. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2024. As of March 31, 2021, the Company estimates that approximately $5 million of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three and nine months ended March 31, 2021 and 2020 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the three months ended March 31,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the three months ended March 31,		Income statement location
	2021	2020	2021	2020
	(in millions)
Foreign currency derivatives - cash flow hedges	$3	$5	$—	$(1)	Operating expenses
Cross-currency interest rate derivatives	—	43	(1)	(33)	Interest expense, net
Interest rate derivatives - cash flow hedges	—	(3)	1	1	Interest expense, net
Total	$3	$45	$—	$(33)

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the nine months ended March 31,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the nine months ended March 31,		Income statement location
	2021	2020	2021	2020
	(in millions)
Foreign currency derivatives - cash flow hedges	$3	$3	$(1)	$(3)	Operating expenses
Cross-currency interest rate derivatives	(15)	35	12	(30)	Interest expense, net
Interest rate derivatives - cash flow hedges	(1)	(6)	4	(4)	Interest expense, net
Total	$(13)	$32	$15	$(37)
The gain resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 was approximately $5 million and $7 million for the three and nine months ended March 31, 2021, respectively, and was recognized in Other, net in the Statements of Operations.
Fair value hedges
Borrowings issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. For the nine months ended March 31, 2021, such adjustments increased the carrying value of borrowings by nil.
The total notional value of the fair value hedges was approximately $70 million as of March 31, 2021. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.
During the nine months ended March 31, 2021 and 2020, the amount recognized in the Statements of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was $1 million and nil, respectively, and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of March 31, 2021 and June 30, 2020:

	As of March 31, 2021	As of June 30, 2020
	(in millions)
Borrowings:
Carrying amount of hedged item	$71	$71
Cumulative hedging adjustments included in the carrying amount	5	6
Other Fair Value Measurements
As of March 31, 2021, the carrying value of the Company’s outstanding borrowings approximates the fair value. The U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.
NOTE 9. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net income (loss)	$96	$(1,036)	$404	$(1,144)
Less: Net (income) loss attributable to noncontrolling interests	(17)	306	(60)	272
Net income (loss) attributable to News Corporation stockholders	$79	$(730)	$344	$(872)
Weighted-average number of shares of common stock outstanding - basic	590.8	588.3	590.3	587.7
Dilutive effect of equity awards(a)	3.7	—	2.3	—
Weighted-average number of shares of common stock outstanding - diluted	594.5	588.3	592.6	587.7
Net income (loss) attributable to News Corporation stockholders per share - basic and diluted	$0.13	$(1.24)	$0.58	$(1.48)
(a)The dilutive impact of the Company’s performance stock units, restricted stock units and stock options has been excluded from the calculation of diluted loss per share for the three and nine months ended March 31, 2020 because their inclusion would have an antidilutive effect on the net loss per share.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s commitments as of March 31, 2021 have not changed significantly from the disclosures included in the 2020 Form 10-K and the Company’s Form 10-Q for the quarter ended December 31, 2020.
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
On December 19, 2013, the NAM Group filed a motion to dismiss the complaint and on March 30, 2016, the District Court dismissed Valassis’s bundling and tying claims. On September 25, 2017, the District Court granted Valassis’s motion to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case which was granted in part and denied in part by the N.Y. District Court on February 21, 2019. The N.Y. District Court found that the NAM Group’s bidding practices were lawful but denied its motion with respect to claims arising out of certain other alleged contracting practices. In addition, the N.Y. District Court also dismissed Valassis’s claims relating to free-standing insert products. The N.Y. District Court has set a trial date of June 30, 2021. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Group believes it has been compliant with applicable laws and intends to defend itself vigorously.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
HarperCollins
Beginning in February 2021, a number of purported class action complaints have been filed in the N.Y. District Court against Amazon.com, Inc. and certain publishers, including the Company’s subsidiary, HarperCollins Publishers, L.L.C. (“HarperCollins”), alleging violations of antitrust and competition laws. The complaints seek treble damages, injunctive relief and attorneys’ fees and costs. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, HarperCollins believes it has been compliant with applicable laws and intends to defend itself vigorously.
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $3 million and $4 million for the three months ended March 31, 2021 and 2020, respectively, and $8 million and $5 million for the nine months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $43 million. The amount to be indemnified by FOX of approximately $52 million was recorded as a receivable in Other current assets on the Balance Sheet as of March 31, 2021. The net expense for the nine months ended March 31, 2020 reflects a $5 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from FOX as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended March 31, 2021, the Company recorded income tax expense of $43 million on pre-tax income of $139 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact of foreign operations which are subject to higher tax rates.
For the nine months ended March 31, 2021, the Company recorded income tax expense of $153 million on pre-tax income of $557 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact of foreign operations which are subject to higher tax rates, offset by a remeasurement of deferred taxes in the U.K.
For the three months ended March 31, 2020, the Company recorded an income tax benefit of $10 million on a pre-tax loss of $1,046 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by the non-cash impairment of Foxtel’s goodwill and indefinite-lived intangible assets, which had no tax benefit, by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses, and by the impact of foreign operations which are subject to higher tax rates.
For the nine months ended March 31, 2020, the Company recorded income tax expense of $21 million on a pre-tax loss of $1,123 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by the non-cash impairment of Foxtel’s goodwill and indefinite-lived intangible assets, which had no tax benefit, a lower tax benefit recorded on the impairment of News America Marketing’s goodwill in prior quarters, by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses, and by the impact of foreign operations which are subject to higher tax rates.
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
The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations in various U.S. state and foreign jurisdictions. During the nine months ended March 31, 2021, the statute of limitations related to our U.S. federal income tax returns for the fiscal years ended June 30, 2014 and 2016 expired. No adjustments to our tax provision were recorded as a result of these statute expirations. The Internal Revenue Service has commenced an audit for the fiscal year ended June 30, 2018. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and its liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.
The Company paid gross income taxes of $131 million and $93 million during the nine months ended March 31, 2021 and 2020, respectively, and received tax refunds of $11 million and $5 million, respectively.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Move is a leading provider of digital real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products as well as its referral-based services. Move also offers online tools and services to do-it-yourself landlords and tenants, as well as a number of professional software and services products, including ListHub™.
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
Segment information is summarized as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
	(in millions)
Revenues:
Digital Real Estate Services	$351	$261	$980	$827
Subscription Video Services	523	462	1,530	1,477
Dow Jones	421	397	1,253	1,209
Book Publishing	490	412	1,492	1,259
News Media	550	733	1,610	2,311
Other	—	1	1	2
Total revenues	$2,335	$2,266	$6,866	$7,085
Segment EBITDA:
Digital Real Estate Services	$117	$74	$378	$274
Subscription Video Services	91	68	293	219
Dow Jones	82	51	263	176
Book Publishing	80	55	255	167
News Media	8	24	52	97
Other	(80)	(30)	(178)	(115)
Depreciation and amortization	(173)	(160)	(504)	(484)
Impairment and restructuring charges	(30)	(1,125)	(93)	(1,451)
Equity losses of affiliates	(5)	(7)	(9)	(12)
Interest expense, net	(12)	(9)	(32)	(13)
Other, net	61	13	132	19
Income (loss) before income tax (expense) benefit	139	(1,046)	557	(1,123)
Income tax (expense) benefit	(43)	10	(153)	(21)
Net income (loss)	$96	$(1,036)	$404	$(1,144)

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2021	As of June 30, 2020
	(in millions)
Total assets:
Digital Real Estate Services	$2,660	$2,322
Subscription Video Services	3,618	3,459
Dow Jones	2,457	2,480
Book Publishing	2,386	2,212
News Media	2,320	1,994
Other(a)	1,565	1,497
Investments	391	297
Total assets	$15,397	$14,261
(a)The Other segment primarily includes Cash and cash equivalents.

	As of March 31, 2021	As of June 30, 2020
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,778	$1,555
Subscription Video Services	1,637	1,513
Dow Jones	1,713	1,722
Book Publishing	784	748
News Media	307	277
Total Goodwill and intangible assets, net	$6,219	$5,815
NOTE 13. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of March 31, 2021	As of June 30, 2020
	(in millions)
Receivables	$1,415	$1,276
Less: allowances	(80)	(73)
Receivables, net	$1,335	$1,203

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of March 31, 2021	As of June 30, 2020
	(in millions)
Royalty advances to authors	$363	$348
Retirement benefit assets	130	94
Inventory(a)	292	133
News America Marketing deferred consideration	124	111
Other	310	353
Total Other non-current assets	$1,219	$1,039
(a)The balance as of March 31, 2021 primarily consists of the non-current portion of programming rights. Upon adoption of ASU 2019-02, the Company reclassified the current portion of its programming rights, totaling $151 million, from Inventory, net to Other non-current assets. The Company’s programming rights are substantially all monetized as a film group.
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of March 31, 2021	As of June 30, 2020
	(in millions)
Royalties and commissions payable	$239	$169
Current operating lease liabilities	139	131
Allowance for sales returns	188	174
Current tax payable	6	50
Other	351	314
Total Other current liabilities	$923	$838
Other, net
The following table sets forth the components of Other, net:

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
	(in millions)
Remeasurement of equity securities	$33	$(17)	$79	$(22)
Dividends received from equity security investments	6	1	9	2
Gain on sale of businesses(a)	18	20	18	20
Gain on remeasurement of previously-held interest in Elara (Note 3)	—	—	7	—
Other	4	9	19	19
Total Other, net	$61	$13	$132	$19
(a)During the three and nine months ended March 31, 2021, Move sold the assets associated with its Top Producer professional software and service product and recognized an $18 million gain on the sale.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for taxes and interest:

	For the nine months ended March 31,
	2021	2020
	(in millions)
Cash paid for interest	$41	$43
Cash paid for taxes	$131	$93
NOTE 14. SUBSEQUENT EVENTS
Acquisition of Investor’s Business Daily
In May 2021, the Company acquired Investor’s Business Daily (“IBD”) from O’Neil Capital Management for $275 million in cash. IBD is a digital-first financial news and research business with unique investor tools, research and analysis products, including the investors.com website. IBD will be operated by Dow Jones, and its results will be included in the Dow Jones segment. The Company is currently in the process of evaluating the purchase accounting implications, and as a result disclosures required under ASC 805-10-50-2(h) cannot be made at this time.
Senior Notes Offering
In April 2021, the Company issued $1 billion of senior notes due 2029 (the “2021 Senior Notes”). The 2021 Senior Notes will bear interest at a fixed rate of 3.875% per annum, payable in cash semi-annually on May 15 and November 15 of each year, commencing November 15, 2021. The notes will mature on May 15, 2029.
Agreement to acquire HMH Books & Media
In March 2021, the Company entered into an agreement to acquire the Books & Media segment of Houghton Mifflin Harcourt (“HMH Books & Media”) for $349 million in cash. HMH Books & Media publishes renowned and awarded children’s, young adult, fiction, non-fiction, culinary and reference titles. HMH Books & Media will be a subsidiary of HarperCollins and its results will be included in the Book Publishing segment. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of fiscal 2021.
REA Group agreement to acquire Mortgage Choice
In March 2021, REA Group entered into an agreement to acquire Mortgage Choice Limited, a leading Australian mortgage broking business (“Mortgage Choice”), for approximately A$244 million in cash (approximately $186.5 million based on exchange rates as of the date of announcement), to be funded by an increase in REA Group’s syndicated debt facilities. Mortgage Choice will be a subsidiary of REA Group and its results will be included in the Digital Real Estate Services segment. The acquisition is subject to customary closing conditions, including Mortgage Choice shareholder, court and regulatory approvals and receipt of an independent expert opinion that the transaction is in the best interests of Mortgage Choice shareholders, and is expected to close in the fourth quarter of fiscal 2021.

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
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. Specifically, the Company reclassified certain costs at the Other segment that were previously included within Selling, general and administrative to Operating expenses. For the three and nine months ended March 31, 2020, these reclassifications increased Operating expenses by $2 million and $4 million, respectively.
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

•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2021 and 2020. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2021 and 2020, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of March 31, 2021.
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
Move is a leading provider of digital real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information and services marketplace. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products as well as its referral-based services. Move also offers online tools and services to do-it-yourself landlords and tenants, as well as a number of professional software and services products, including ListHub™.
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
Other Business Developments
COVID-19 Impact and Second Half Trends
The ongoing impact of COVID-19 and measures to prevent its spread have continued to create significant economic volatility, uncertainty and disruption and have affected the Company’s businesses in a number of ways. In the Other segment, the Company expects costs in the fourth quarter to increase by approximately $20 million compared to the prior year, primarily as a result of higher employee costs due to the absence of bonus reductions related to COVID-19 and stock price performance, as well as ongoing investment spending as the Company ramps up the global shared services initiative. Except as discussed above, the effects on the Company’s businesses and the expected trends for the remainder of fiscal 2021 remain consistent with those discussed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020. For information regarding risks related to COVID-19, please see “The ongoing novel coronavirus (COVID-19) pandemic and other similar epidemics, pandemics or widespread health crises could have a material adverse effect on the Company’s business, results of operations, cash flows and financial position.” in Part I, Item 1A. of the 2020 Form 10-K.
Acquisition of Investor’s Business Daily
In May 2021, the Company acquired Investor’s Business Daily (“IBD”) from O’Neil Capital Management for $275 million in cash. IBD is a digital-first financial news and research business with unique investor tools, research and analysis products, including the investors.com website. The acquisition expands Dow Jones’s offerings with the addition of proprietary data and tools to help professional and retail investors identify top-performing stocks. IBD will be operated by Dow Jones, and its results will be included in the Dow Jones segment.
Senior Notes Offering
In April 2021, the Company issued $1 billion of senior notes due 2029 (the “2021 Senior Notes”). The 2021 Senior Notes will bear interest at a fixed rate of 3.875% per annum, payable in cash semi-annually on May 15 and November 15 of each year, commencing November 15, 2021. The notes will mature on May 15, 2029. The Company plans to use the net proceeds from the offering for general corporate purposes, which may include acquisitions and working capital.
Agreement to acquire HMH Books & Media
In March 2021, the Company entered into an agreement to acquire the Books & Media segment of Houghton Mifflin Harcourt (“HMH Books & Media”) for $349 million in cash. HMH Books & Media publishes renowned and awarded children’s, young adult, fiction, non-fiction, culinary and reference titles. The acquisition will add an extensive and successful backlist, a strong frontlist in the lifestyle and children’s segments and a productions business that will provide new opportunities to expand HarperCollins’s intellectual property across multiple formats. HMH Books & Media will be a subsidiary of HarperCollins and its results will be included in the Book Publishing segment. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of fiscal 2021.
REA Group agreement to acquire Mortgage Choice
In March 2021, REA Group entered into an agreement to acquire Mortgage Choice Limited (“Mortgage Choice”) for approximately A$244 million in cash (approximately $186.5 million based on exchange rates as of the date of the announcement), to be funded by an increase in REA Group’s syndicated debt facilities. Mortgage Choice is a leading Australian mortgage broking business, and the acquisition is expected to complement REA Group’s existing Smartline broker footprint and accelerate REA Group’s financial services strategy to establish a leading mortgage broking business with national scale. Mortgage Choice will be a subsidiary of REA Group and its results will be included in the Digital Real Estate Services segment. The acquisition is subject to customary closing conditions, including Mortgage Choice shareholder, court and regulatory approvals and receipt of an independent expert opinion that the transaction is in the best interests of Mortgage Choice shareholders, and is expected to close in the fourth quarter of fiscal 2021.
Google partnership
In February 2021, the Company entered into a multi-year partnership with Google to provide content from its news sites around the world. The three-year agreement also includes the development of a subscription platform, the sharing of advertising revenue via Google’s advertising technology services, the cultivation of audio journalism and meaningful investments in video journalism by YouTube.
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
Elara
In December 2020, the Company acquired a controlling interest in Elara Technologies Pte. Ltd. (“Elara”) through a subscription for newly-issued preference shares and the buyout of certain minority shareholders. The total aggregate purchase price associated with the acquisition at the completion date is $138 million which consists of $69 million of cash, the fair value of noncontrolling interests of $37 million and the fair value of the Company’s previously held equity interest in Elara of $22 million. As a result of the transactions, REA Group’s shareholding in Elara increased from 13.5% to 59.7%, while News Corporation’s shareholding increased from 22.1% to 39.0%. During the three months ended March 31, 2021, REA Group acquired an additional 0.8% interest in Elara. REA Group and News Corporation now hold a combined eight of nine Elara board seats, and the Company began consolidating Elara in December 2020. The acquisition of Elara allows REA Group to be at the forefront of long-term growth opportunities within India and the digitization of the real estate sector. Elara is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment. As a result of the transactions, the Company’s ownership in REA Group was diluted by 0.2% to 61.4%. Refer to Note 3—Acquisitions to the Consolidated Financial Statements for further discussion.
Regional and community newspapers in Australia
During the fourth quarter of fiscal 2020, the Company decommissioned the print operations for its regional and community newspapers in Australia. These initiatives will result in a revenue decrease at News Corp Australia of approximately $111 million and have an immaterial impact on Segment EBITDA during fiscal 2021.

RESULTS OF OPERATIONS
Results of Operations—For the three and nine months ended March 31, 2021 versus the three and nine months ended March 31, 2020
The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2021 as compared to the three and nine months ended March 31, 2020.

	For the three months ended March 31,				For the nine months ended March 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$1,076	$966	$110	11%	$3,108	$2,951	$157	5%
Advertising	374	576	(202)	(35)%	1,154	1,861	(707)	(38)%
Consumer	472	396	76	19%	1,436	1,204	232	19%
Real estate	291	209	82	39%	807	669	138	21%
Other	122	119	3	3%	361	400	(39)	(10)%
Total Revenues	2,335	2,266	69	3%	6,866	7,085	(219)	(3)%
Operating expenses	(1,186)	(1,283)	97	8%	(3,548)	(3,972)	424	11%
Selling, general and administrative	(851)	(741)	(110)	(15)%	(2,255)	(2,295)	40	2%
Depreciation and amortization	(173)	(160)	(13)	(8)%	(504)	(484)	(20)	(4)%
Impairment and restructuring charges	(30)	(1,125)	1,095	97%	(93)	(1,451)	1,358	94%
Equity losses of affiliates	(5)	(7)	2	29%	(9)	(12)	3	25%
Interest expense, net	(12)	(9)	(3)	(33)%	(32)	(13)	(19)	**
Other, net	61	13	48	**	132	19	113	**
Income (loss) before income tax (expense) benefit	139	(1,046)	1,185	**	557	(1,123)	1,680	**
Income tax (expense) benefit	(43)	10	(53)	**	(153)	(21)	(132)	**
Net income (loss)	96	(1,036)	1,132	**	404	(1,144)	1,548	**
Less: Net (income) loss attributable to noncontrolling interests	(17)	306	(323)	**	(60)	272	(332)	**
Net income (loss) attributable to News Corporation stockholders	$79	$(730)	$809	**	$344	$(872)	$1,216	**
** not meaningful
Revenues— Revenues increased $69 million, or 3%, and decreased $219 million, or 3%, for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding periods of fiscal 2020.
The revenue increase for the three months ended March 31, 2021 was primarily driven by the increase in revenues at the Digital Real Estate Services, Book Publishing, Subscription Video Services and Dow Jones segments, partially offset by the decline in revenues at the News Media segment, primarily driven by the $199 million impact from the sale of News America Marketing in the fourth quarter of fiscal 2020 and lower print advertising revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $176 million, or 8%, for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020.
The revenue decrease for the nine months ended March 31, 2021 was primarily driven by the $590 million impact from the sale of News America Marketing in the fourth quarter of fiscal 2020 and lower print advertising revenue in the News Media segment, partially offset by the increase in revenues at the Book Publishing, Digital Real Estate Services, Subscription Video Services and Dow Jones segments. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $301 million, or 4%, for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020.
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

Operating expenses— Operating expenses decreased $97 million, or 8%, and $424 million, or 11%, for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding periods of fiscal 2020.
The decrease in operating expenses for the three months ended March 31, 2021 was primarily driven by the sale of News America Marketing in the fourth quarter of fiscal 2020, cost savings at Foxtel primarily driven by renegotiated sports rights fees, lower newsprint, production and distribution costs at the News Media and Dow Jones segments and lower costs relating to the closure or transition to digital of certain regional and community newspapers in Australia, partially offset by the negative impact of foreign currency fluctuations and higher expenses at the Book Publishing segment due to higher revenue. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $85 million, or 6%, for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020.
The decrease in operating expenses for the nine months ended March 31, 2021 was primarily driven by the sale of News America Marketing in the fourth quarter of fiscal 2020, lower newsprint, production and distribution costs at the News Media and Dow Jones segments, cost savings at Foxtel primarily driven by renegotiated sports rights fees and lower costs relating to the closure or transition to digital of certain regional and community newspapers in Australia, partially offset by the negative impact of foreign currency fluctuations, higher expenses at the Book Publishing segment due to higher revenue and the absence of the $22 million one-time benefit from the settlement of certain warranty-related claims in the U.K. in fiscal 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $147 million, or 3%, for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020.
Selling, general and administrative— Selling, general and administrative increased $110 million, or 15%, and decreased $40 million, or 2%, for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding periods of fiscal 2020.
The increase in selling, general and administrative for the three months ended March 31, 2021 was primarily driven by the negative impact of foreign currency fluctuations and higher employee costs, primarily in the Other segment largely related to stock price performance, as well as investment spending as the Company ramps up the global shared services initiative, partially offset by the impact from the sale of News America Marketing in the fourth quarter of fiscal 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $59 million, or 8%, for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020.
The decrease in selling, general and administrative for the nine months ended March 31, 2021 was primarily driven by the sale of News America Marketing in the fourth quarter of fiscal 2020, cost savings initiatives across the businesses and the impact from the sale of Unruly in the third quarter of fiscal 2020, partially offset by the negative impact of foreign currency fluctuations and higher employee costs, primarily in the Other segment largely related to stock price performance, as well as investment spending as the Company ramps up the global shared services initiative. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $96 million, or 4%, for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020.
Depreciation and amortization— Depreciation and amortization expense increased $13 million, or 8%, and $20 million, or 4%, for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding periods of fiscal 2020, primarily due to the impact of foreign currency fluctuations of the U.S. dollar against local currencies, which resulted in a depreciation and amortization expense increase of $17 million, or 11%, and $28 million, or 6%, for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding periods of fiscal 2020.
Impairment and restructuring charges— During the three months ended March 31, 2020, the Company recognized non-cash impairment charges of $1,106 million, primarily related to a $931 million write-down of goodwill and indefinite-lived intangible assets at its Foxtel reporting unit and $175 million related to the reclassification of its News America Marketing reporting unit to assets held for sale.
During the nine months ended March 31, 2020, the Company recognized non-cash impairment charges of $1,398 million, primarily related to a $931 million write-down of goodwill and indefinite-lived intangible assets at its Foxtel reporting unit, $175 million related to the reclassification of its News America Marketing reporting unit to assets held for sale, as well as $292 million of write-downs primarily related to News America Marketing recognized in the first half of fiscal 2020.
During the three and nine months ended March 31, 2021, the Company recorded restructuring charges of $30 million and $93 million, respectively. During the three and nine months ended March 31, 2020, the Company recorded restructuring charges of

$19 million and $53 million, respectively. See Note 4—Restructuring Programs in the accompanying Consolidated Financial Statements.
Equity losses of affiliates— Equity losses of affiliates decreased by $2 million and $3 million for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding periods of fiscal 2020. See Note 5—Investments in the accompanying Consolidated Financial Statements.
Interest expense, net— Interest expense, net increased by $3 million and $19 million for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding periods of fiscal 2020. The increase in the nine months ended March 31, 2021 was primarily due to the absence of the impact from the settlement of cash flow hedges related to debt maturities in the first quarter of fiscal 2020.
Other, net— Other, net increased by $48 million and $113 million for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding periods of fiscal 2020. See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax (expense) benefit— For the three months ended March 31, 2021, the Company recorded income tax expense of $43 million on pre-tax income of $139 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact of foreign operations which are subject to higher tax rates.
For the nine months ended March 31, 2021, the Company recorded income tax expense of $153 million on pre-tax income of $557 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was primarily due to valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and the impact of foreign operations which are subject to higher tax rates, offset by a remeasurement of deferred taxes in the U.K.
For the three months ended March 31, 2020, the Company recorded an income tax benefit of $10 million on a pre-tax loss of $1,046 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by the non-cash impairment of Foxtel’s goodwill and indefinite-lived intangible assets, which had no tax benefit, by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses, and by the impact of foreign operations which are subject to higher tax rates.
For the nine months ended March 31, 2020, the Company recorded income tax expense of $21 million on a pre-tax loss of $1,123 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by the non-cash impairment of Foxtel’s goodwill and indefinite-lived intangible assets, which had no tax benefit, a lower tax benefit recorded on the impairment of News America Marketing’s goodwill in prior quarters, by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses, and by the impact of foreign operations which are subject to higher tax rates.
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
Net income (loss)— Net income for the three and nine months ended March 31, 2021 was $96 million and $404 million, respectively, compared to a net loss of $1,036 million and $1,144 million for the corresponding periods of fiscal 2020.
Net income (loss) for the three and nine months ended March 31, 2021 improved by $1,132 million and $1,548 million, respectively, primarily driven by the absence of the non-cash impairment charges discussed above, higher Total Segment EBITDA and higher Other, net, partially offset by higher tax expense.
Net (income) loss attributable to noncontrolling interests— Net (income) loss attributable to noncontrolling interests improved by $323 million and $332 million for the three and nine months ended March 31, 2021, respectively, as compared to the corresponding periods of fiscal 2020, primarily driven by the absence of the non-cash impairment charges recognized at the Company’s Foxtel reporting unit in fiscal 2020, as well as increased earnings at REA Group.
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
The following table reconciles Net income (loss) to Total Segment EBITDA for the three and nine months ended March 31, 2021 and 2020:

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
(in millions)
Net income (loss)	$96	$(1,036)	$404	$(1,144)
Add:
Income tax expense (benefit)	43	(10)	153	21
Other, net	(61)	(13)	(132)	(19)
Interest expense, net	12	9	32	13
Equity losses of affiliates	5	7	9	12
Impairment and restructuring charges	30	1,125	93	1,451
Depreciation and amortization	173	160	504	484
Total Segment EBITDA	$298	$242	$1,063	$818

The following tables set forth the Company’s Revenues and Segment EBITDA by reportable segment for the three and nine months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021		2020
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$351	$117	$261	$74
Subscription Video Services	523	91	462	68
Dow Jones	421	82	397	51
Book Publishing	490	80	412	55
News Media	550	8	733	24
Other	—	(80)	1	(30)
Total	$2,335	$298	$2,266	$242

	For the nine months ended March 31,
	2021		2020
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$980	$378	$827	$274
Subscription Video Services	1,530	293	1,477	219
Dow Jones	1,253	263	1,209	176
Book Publishing	1,492	255	1,259	167
News Media	1,610	52	2,311	97
Other	1	(178)	2	(115)
Total	$6,866	$1,063	$7,085	$818
Digital Real Estate Services (14% and 12% of the Company’s consolidated revenues in the nine months ended March 31, 2021 and 2020, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$6	$9	$(3)	(33)%	$22	$28	$(6)	(21)%
Advertising	31	25	6	24%	89	77	12	16%
Real estate	291	209	82	39%	807	669	138	21%
Other	23	18	5	28%	62	53	9	17%
Total Revenues	351	261	90	34%	980	827	153	19%
Operating expenses	(46)	(44)	(2)	(5)%	(134)	(131)	(3)	(2)%
Selling, general and administrative	(188)	(143)	(45)	(31)%	(468)	(422)	(46)	(11)%
Segment EBITDA	$117	$74	$43	58%	$378	$274	$104	38%
For the three months ended March 31, 2021, revenues at the Digital Real Estate Services segment increased $90 million, or 34%, as compared to the corresponding period of fiscal 2020. At REA Group, revenues increased $46 million, or 32%, to $189 million for the three months ended March 31, 2021 from $143 million in the corresponding period of fiscal 2020, primarily due to the $28 million positive impact of foreign currency fluctuations, an increase in Australian residential depth revenue driven by strong national listings and the $7 million impact from the acquisition of Elara. Revenues at Move increased $44 million, or 37%, to $162 million for the three months ended March 31, 2021 from $118 million in the corresponding period of fiscal 2020, primarily driven by higher real estate revenues. The traditional lead generation product and referral model both benefited from higher lead volumes. The traditional lead generation product continued to see a strong increase in demand from agents, driving improvements in sell-through and yield. The referral model also benefited from higher average home values and transaction volume and generated approximately 25% of total Move revenues.

For the three months ended March 31, 2021, Segment EBITDA at the Digital Real Estate Services segment increased $43 million, or 58%, as compared to the corresponding period of fiscal 2020, primarily driven by the $36 million higher contribution from Move resulting from the higher revenues discussed above and the $14 million positive impact of foreign currency fluctuations, partially offset by higher employee costs at both Move and REA Group and the $6 million negative impact from the acquisition of Elara.
For the nine months ended March 31, 2021, revenues at the Digital Real Estate Services segment increased $153 million, or 19%, as compared to the corresponding period of fiscal 2020. Revenues at Move increased $93 million, or 26%, to $455 million for the nine months ended March 31, 2021 from $362 million in the corresponding period of fiscal 2020, primarily driven by higher real estate revenues. The referral model and the traditional lead generation product both benefited from higher lead and transaction volumes. The referral model also benefited from higher average home values and generated approximately 30% of total Move revenues. The traditional lead generation product saw continued strong demand from agents, driving improvements in sell-through and yield. At REA Group, revenues increased $60 million, or 13%, to $525 million for the nine months ended March 31, 2021 from $465 million in the corresponding period of fiscal 2020, primarily due to the $46 million positive impact of foreign currency fluctuations, an increase in Australian residential depth revenue driven by strong national listings and the $7 million impact from the acquisition of Elara, partially offset by the continued decline in the Asian market and commercial revenues due to COVID-19 restrictions.
For the nine months ended March 31, 2021, Segment EBITDA at the Digital Real Estate Services segment increased $104 million, or 38%, as compared to the corresponding period of fiscal 2020, primarily driven by the $83 million higher contribution from Move resulting from the higher revenues discussed above and the $24 million positive impact of foreign currency fluctuations, partially offset by higher employee costs at both Move and REA Group and the $10 million negative impact from the acquisition of Elara.
Subscription Video Services (22% and 21% of the Company’s consolidated revenues in the nine months ended March 31, 2021 and 2020, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$469	$414	$55	13%	$1,352	$1,304	$48	4%
Advertising	46	40	6	15%	151	144	7	5%
Other	8	8	—	—%	27	29	(2)	(7)%
Total Revenues	523	462	61	13%	1,530	1,477	53	4%
Operating expenses	(333)	(312)	(21)	(7)%	(971)	(997)	26	3%
Selling, general and administrative	(99)	(82)	(17)	(21)%	(266)	(261)	(5)	(2)%
Segment EBITDA	$91	$68	$23	34%	$293	$219	$74	34%
For the three months ended March 31, 2021, revenues at the Subscription Video Services segment increased $61 million, or 13%, as compared to the corresponding period of fiscal 2020, primarily due to the positive impact of foreign currency fluctuations and $23 million of higher revenues from Kayo and Binge, partially offset by lower subscription revenues resulting from fewer residential broadcast subscribers and the $7 million decline in commercial subscription revenues primarily from lower occupancy at hotels due to ongoing national travel restrictions related to COVID-19. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $79 million, or 17%, for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020.
For the three months ended March 31, 2021, Segment EBITDA increased $23 million, or 34%, as compared to the corresponding period of fiscal 2020, primarily due to $22 million of lower sports programming rights and production costs, which was primarily driven by savings from renegotiated sports rights, the $14 million positive impact of foreign currency fluctuations and lower transmission, marketing and employee costs, partially offset by the increased investment in OTT products.
For the nine months ended March 31, 2021, revenues at the Subscription Video Services segment increased $53 million, or 4%, as compared to the corresponding period of fiscal 2020, primarily due to the positive impact of foreign currency fluctuations and $50 million of higher revenues from Kayo and Binge. The increase in revenues was partially offset by lower subscription revenues resulting from fewer residential broadcast subscribers and the $32 million decline in commercial subscription revenues from restrictions impacting pubs, clubs and other commercial venues, including lower occupancy at hotels due to ongoing national travel restrictions, related to COVID-19. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $132 million, or 9%, for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020.
For the nine months ended March 31, 2021, Segment EBITDA increased $74 million, or 34%, as compared to the corresponding period of fiscal 2020, primarily due to $49 million of lower sports programming rights and production costs, as savings from renegotiated sports rights more than offset the recognition of $57 million of sports programming rights and production costs deferred from the fourth quarter of fiscal 2020. The increase was also driven by lower entertainment programming, transmission, employee and marketing costs and the $26 million positive impact of foreign currency fluctuations, partially offset by the increased investment in OTT products.
The following tables provide information regarding certain key performance indicators for Foxtel, the primary reporting unit within the Subscription Video Services segment, as of and for the three and nine months ended March 31, 2021 and 2020 (see the Company’s 2020 Form 10-K for further detail regarding these performance indicators):

	As of March 31,
	2021	2020
	(in 000's)
Broadcast Subscribers
Residential(a)	1,711	1,942
Commercial(b)	235	266
OTT Subscribers (Total (Paid))
Foxtel Now(c)	238 (228 paid)	338 (317 paid)
Kayo(d)	914 (851 paid)	444 (408 paid)
Binge(e)	679 (516 paid)	—
Total Paid Subscribers	3,541	2,933

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
Broadcast ARPU(f)	A$80 (US$62)	A$79 (US$52)	A$80 (US$59)	A$78 (US$53)
Broadcast Subscriber Churn(g)	20.1%	17.5%	17.3%	16.0%
(a)    Subscribing households throughout Australia as of March 31, 2021 and 2020.
(b)    Commercial subscribers throughout Australia as of March 31, 2021 and 2020. Commercial subscribers are calculated as residential equivalent business units and are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year.
(c)    Total and Paid Foxtel Now subscribers as of March 31, 2021 and 2020. Paid Foxtel Now subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)    Total and Paid Kayo subscribers as of March 31, 2021 and 2020. Paid Kayo subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(e)    Total and Paid Binge subscribers as of March 31, 2021. Binge was launched on May 25, 2020. Paid Binge subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(f)    Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the three and nine months ended March 31, 2021 and 2020.
(g)    Broadcast residential subscriber churn rate (excluding Optus) (Broadcast Subscriber Churn) for the three and nine months ended March 31, 2021 and 2020. Broadcast subscriber churn represents the number of cable and satellite residential subscribers whose service is disconnected, expressed as a percentage of the average total number of cable and satellite residential subscribers, presented on an annual basis.

Dow Jones (18% and 17% of the Company’s consolidated revenues in the nine months ended March 31, 2021 and 2020, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$329	$303	$26	9%	$959	$888	$71	8%
Advertising	85	84	1	1%	270	288	(18)	(6)%
Other	7	10	(3)	(30)%	24	33	(9)	(27)%
Total Revenues	421	397	24	6%	1,253	1,209	44	4%
Operating expenses	(187)	(195)	8	4%	(571)	(578)	7	1%
Selling, general and administrative	(152)	(151)	(1)	(1)%	(419)	(455)	36	8%
Segment EBITDA	$82	$51	$31	61%	$263	$176	$87	49%
For the three months ended March 31, 2021, revenues at the Dow Jones segment increased $24 million, or 6%, as compared to the corresponding period of fiscal 2020, driven by an increase in circulation and subscription and digital advertising revenues, partially offset by a decline in print advertising revenues. Digital revenues at the Dow Jones segment represented 74% of total revenues for the three months ended March 31, 2021, as compared to 68% in the corresponding period of fiscal 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $4 million for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020.
For the nine months ended March 31, 2021, revenues at the Dow Jones segment increased $44 million, or 4%, as compared to the corresponding period of fiscal 2020, driven by an increase in circulation and subscription and digital advertising revenues, partially offset by a decline in print advertising revenues. Digital revenues at the Dow Jones segment represented 72% of total revenues for the nine months ended March 31, 2021, as compared to 66% in the corresponding period of fiscal 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $8 million for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020.
Circulation and subscription revenues

	For the three months ended March 31,				For the nine months ended March 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$204	$188	$16	9%	$604	$549	$55	10%
Professional information business	125	115	10	9%	355	339	16	5%
Total circulation and subscription revenues	$329	$303	$26	9%	$959	$888	$71	8%
Circulation and subscription revenues increased $26 million, or 9%, during the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020. Circulation and other revenues increased $16 million, or 9%, primarily driven by growth in digital-only subscriptions at The Wall Street Journal, partially offset by print volume declines. During the three months ended March 31, 2021, average daily digital-only subscriptions at The Wall Street Journal reached 2.6 million, a 29% increase as compared to the corresponding period of fiscal 2020, and digital revenues represented 64% of circulation revenue for the three months ended March 31, 2021, as compared to 58% in the corresponding period of fiscal 2020. Professional information business revenues increased $10 million, or 9%, primarily driven by the growth in Risk & Compliance revenues.
Circulation and subscription revenues increased $71 million, or 8%, during the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020. Circulation and other revenues increased $55 million, or 10%, primarily driven by growth in digital-only subscriptions at The Wall Street Journal and a $13 million increase in content licensing revenues, partially offset by print volume declines. Digital revenues represented 63% of circulation revenue for the nine months ended March 31, 2021, as compared to 57% in the corresponding period of fiscal 2020. Professional information business revenues increased $16 million, or 5%, as growth of $24 million in Risk & Compliance revenues was partially offset by lower revenues from other professional information business products.

The following table summarizes average daily consumer subscriptions during the three months ended March 31, 2021 and 2020 for select publications and for all consumer subscription products.(a)(b)

	For the three months ended March 31,
	2021	2020	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	2,625	2,041	584	29%
Total subscriptions	3,382	2,805	577	21%
Barron’s
Digital-only subscriptions(c)	535	413	122	30%
Total subscriptions	745	667	78	12%
Total Consumer(d)
Digital-only subscriptions(c)	3,299	2,559	740	29%
Total subscriptions	4,269	3,581	688	19%
________________________
(a)Based on internal data for the periods from December 28, 2020 through March 28, 2021 and December 30, 2019 through March 29, 2020, respectively, with independent assurance over global total sales and subscriptions provided by PricewaterhouseCoopers LLP UK.
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
(d)Total Consumer consists of The Wall Street Journal, Barron’s, MarketWatch and Financial News, including Private Equity News.
Advertising revenues
Advertising revenues increased $1 million, or 1%, during the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020, primarily driven by the $12 million increase in digital advertising revenues, largely offset by the $11 million decrease in print advertising revenues resulting from general market weakness and lower print volume across The Wall Street Journal and Barron’s due to COVID-19. Digital advertising revenue represented 61% of advertising revenue for the three months ended March 31, 2021, as compared to 48% in the corresponding period of fiscal 2020.
Advertising revenues decreased $18 million, or 6%, during the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020, primarily driven by the $50 million decrease in print advertising revenues resulting from general market weakness and lower print volume across The Wall Street Journal and Barron’s due to COVID-19. The decreases were partially offset by a $32 million increase in digital advertising revenue, which represented 59% of advertising revenue for the nine months ended March 31, 2021, as compared to 44% in the corresponding period of fiscal 2020.
Segment EBITDA
For the three months ended March 31, 2021, Segment EBITDA at the Dow Jones segment increased $31 million, or 61%, as compared to the corresponding period of fiscal 2020, primarily due to the increase in revenues discussed above, lower newsprint, production and distribution costs driven by lower print volumes and other discretionary cost savings, partially offset by increased employee costs.
For the nine months ended March 31, 2021, Segment EBITDA at the Dow Jones segment increased $87 million, or 49%, as compared to the corresponding period of fiscal 2020, primarily due to the increase in revenues discussed above, lower newsprint, production and distribution costs driven by lower print volumes and other discretionary cost savings, partially offset by increased employee costs.

Book Publishing (22% and 17% of the Company’s consolidated revenues in the nine months ended March 31, 2021 and 2020, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$472	$396	$76	19%	$1,436	$1,204	$232	19%
Other	18	16	2	13%	56	55	1	2%
Total Revenues	490	412	78	19%	1,492	1,259	233	19%
Operating expenses	(309)	(276)	(33)	(12)%	(960)	(852)	(108)	(13)%
Selling, general and administrative	(101)	(81)	(20)	(25)%	(277)	(240)	(37)	(15)%
Segment EBITDA	$80	$55	$25	45%	$255	$167	$88	53%
For the three months ended March 31, 2021, revenues at the Book Publishing segment increased $78 million, or 19%, as compared to the corresponding period of fiscal 2020, primarily driven by the strong performance of the Bridgerton series by Julia Quinn and other backlist titles in the General Books and children’s categories, the release of Just as I Am by Cicely Tyson, as well as the $8 million impact from the acquisition of a book publisher in Europe in the fourth quarter of fiscal 2020. Digital sales increased by 38% as compared to the corresponding period of fiscal 2020 due to growth in both e-books and downloadable audiobooks. Digital sales represented approximately 26% of consumer revenues during the three months ended March 31, 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $10 million, or 2%, for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020.
For the three months ended March 31, 2021, Segment EBITDA at the Book Publishing segment increased $25 million, or 45%, as compared to the corresponding period of fiscal 2020, primarily due to the higher revenues discussed above, partially offset by higher costs related to increased sales volume and higher employee costs.
For the nine months ended March 31, 2021, revenues at the Book Publishing segment increased $233 million, or 19%, as compared to the corresponding period of fiscal 2020, primarily driven by the strong performance of the Bridgerton series by Julia Quinn and other backlist titles in the General Books and children’s categories, the strong performance of The Guest List by Lucy Foley, The Order by Daniel Silva, The Happy In A Hurry Cookbook by Steve Doocey, and Didn’t See That Coming by Rachel Hollis, as well as the $30 million impact from the acquisition of a book publisher in Europe in the fourth quarter of fiscal 2020. Digital sales increased by 25% as compared to the corresponding period of fiscal 2020 due to growth in both e-books and downloadable audiobooks. Digital sales represented approximately 22% of consumer revenues during the nine months ended March 31, 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $19 million, or 2%, for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020.
For the nine months ended March 31, 2021, Segment EBITDA at the Book Publishing segment increased $88 million, or 53%, as compared to the corresponding period of fiscal 2020, primarily due to the higher revenues discussed above, partially offset by higher costs related to increased sales volume and higher employee costs.

News Media (24% and 33% of the Company’s consolidated revenues in the nine months ended March 31, 2021 and 2020, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$272	$240	$32	13%	$775	$730	$45	6%
Advertising	212	427	(215)	(50)%	644	1,352	(708)	(52)%
Other	66	66	—	—%	191	229	(38)	(17)%
Total Revenues	550	733	(183)	(25)%	1,610	2,311	(701)	(30)%
Operating expenses	(311)	(456)	145	32%	(912)	(1,414)	502	36%
Selling, general and administrative	(231)	(253)	22	9%	(646)	(800)	154	19%
Segment EBITDA	$8	$24	$(16)	(67)%	$52	$97	$(45)	(46)%
Revenues at the News Media segment decreased $183 million, or 25%, for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020, primarily due to lower advertising revenues of $215 million, driven by the sale of News America Marketing in the fourth quarter of fiscal 2020, which contributed $199 million to the decline, continued weakness in the print advertising market exacerbated by COVID-19 and the $23 million impact from the closure or transition to digital of regional and community newspapers in Australia, partially offset by the $22 million positive impact of foreign currency fluctuations and digital advertising growth at the New York Post. Circulation and subscription revenues increased $32 million as compared to the corresponding period of fiscal 2020 primarily due to the $26 million positive impact of foreign currency fluctuations, digital subscriber growth across key mastheads and price increases, partially offset by declines in print volume, primarily at News UK. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $55 million, or 7%, for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020.
Segment EBITDA at the News Media segment declined $16 million, or 67%, for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020, primarily due to the $24 million impact from the sale of News America Marketing in the fourth quarter of fiscal 2020 and the $7 million lower contribution from News Corp Australia, partially offset by the higher contribution from News UK of $12 million driven by cost savings initiatives and lower newsprint, production and distribution costs and a $4 million higher contribution from the New York Post.
Revenues at the News Media segment decreased $701 million, or 30%, for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020, primarily due to lower advertising revenues of $708 million, driven by the sale of News America Marketing in the fourth quarter of fiscal 2020, which contributed $590 million to the decline, continued weakness in the print advertising market exacerbated by COVID-19 and the $80 million impact from the closure or transition to digital of regional and community newspapers in Australia, partially offset by the $39 million positive impact of foreign currency fluctuations and digital advertising growth at the New York Post and News UK. Other revenues for the nine months ended March 31, 2021 decreased $38 million as compared to the corresponding period of fiscal 2020, primarily due to the $26 million impact from the sale of Unruly in January 2020. Circulation and subscription revenues increased $45 million as compared to the corresponding period of fiscal 2020 primarily due to digital subscriber growth across key mastheads, the $45 million positive impact of foreign currency fluctuations and price increases, partially offset by declines in print volume, primarily at News UK. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $96 million, or 4%, for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020.
Segment EBITDA at the News Media segment declined $45 million, or 46%, for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020, primarily due to the net $37 million impact from the sales of News America Marketing and Unruly in fiscal 2020, the lower contribution from News Corp Australia of $20 million primarily driven by the lower revenues discussed below and the absence of the $22 million one-time benefit from the settlement of certain warranty-related claims in the U.K. in fiscal 2020. The decrease was partially offset by cost savings initiatives and the $12 million higher contribution from the New York Post.

News Corp Australia
Revenues were $249 million for the three months ended March 31, 2021, an increase of $6 million, or 2%, compared to revenues of $243 million in the corresponding period of fiscal 2020. The closure or transition to digital of regional and community newspapers in Australia resulted in a revenue decrease of $28 million. Circulation and subscription revenues increased $21 million, primarily driven by the $16 million positive impact from foreign currency fluctuations and digital subscriber growth, partially offset by print volume declines resulting from the closure or transition to digital of regional and community newspapers. Advertising revenues decreased $17 million, primarily due to the closure or transition to digital of regional and community newspapers and continued weakness in the print advertising market exacerbated by COVID-19, partially offset by the $16 million positive impact of foreign currency fluctuations.
Revenues were $722 million for the nine months ended March 31, 2021, a decrease of $79 million, or 10%, compared to revenues of $801 million in the corresponding period of fiscal 2020. The closure or transition to digital of regional and community newspapers in Australia resulted in a revenue decrease of $97 million. Advertising revenues decreased $110 million, primarily due to the closure or transition to digital of regional and community newspapers, continued weakness in the print advertising market and lower digital advertising revenues exacerbated by COVID-19, partially offset by the $27 million positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $37 million, primarily driven by the $26 million positive impact from foreign currency fluctuations and digital subscriber growth, which were partially offset by print volume declines resulting from the closure or transition to digital of regional and community newspapers.
News UK
Revenues were $235 million for the three months ended March 31, 2021, an increase of $4 million, or 2%, as compared to revenues of $231 million in the corresponding period of fiscal 2020. Circulation and subscription revenues increased $13 million, primarily driven by the $10 million positive impact of foreign currency fluctuations, as digital subscriber growth, mainly at The Times, and cover price increases, mainly at The Sun, were partially offset by single-copy volume declines, primarily at The Sun. Advertising revenues decreased $9 million, primarily due to continued weakness in the print advertising market exacerbated by COVID-19, partially offset by the $4 million positive impact of foreign currency fluctuations and digital advertising growth.
Revenues were $686 million for the nine months ended March 31, 2021, a decrease of $27 million, or 4%, as compared to revenues of $713 million in the corresponding period of fiscal 2020. Advertising revenues decreased $35 million, primarily due to continued weakness in the print advertising market exacerbated by COVID-19, partially offset by the $8 million positive impact of foreign currency fluctuations and digital advertising growth. Circulation and subscription revenues increased $14 million, primarily driven by digital subscriber growth, mainly at The Times, the $19 million positive impact of foreign currency fluctuations and cover price increases, mainly at The Sun, which were partially offset by single-copy volume declines, primarily at The Sun.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of March 31, 2021, the Company’s cash and cash equivalents were $2.0 billion. Additionally, in April 2021, the Company issued $1.0 billion of 2021 Senior Notes, as discussed below. The Company also has available borrowing capacity under the 2019 News Corp Credit Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. Some of these factors may be adversely impacted by the COVID-19 pandemic and there can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms. See Part I, “Item 1A. Risk Factors” in the 2020 Form 10-K for further discussion.
As of March 31, 2021, the Company’s consolidated assets included $1,036 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $114 million is cash not readily accessible by the Company as it is held by REA

Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.
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
Issuer Purchases of Equity Securities
The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the nine months ended March 31, 2021 and 2020.
Dividends
In February 2021, the Company’s Board of Directors (“the Board of Directors”) declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on April 14, 2021 to stockholders of record as of March 17, 2021. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—For the nine months ended March 31, 2021 versus the nine months ended March 31, 2020
Net cash provided by operating activities for the nine months ended March 31, 2021 and 2020 was as follows (in millions):

For the nine months ended March 31,	2021	2020
Net cash provided by operating activities	$1,060	$462
Net cash provided by operating activities increased by $598 million for the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020. The increase was primarily due to higher Total Segment EBITDA and lower working capital, partially offset by higher tax payments.
Net cash used in investing activities for the nine months ended March 31, 2021 and 2020 was as follows (in millions):

For the nine months ended March 31,	2021	2020
Net cash used in investing activities	$(346)	$(327)
Net cash used in investing activities increased by $19 million for the nine months ended March 31, 2021, as compared to the nine months ended March 31, 2020. During the nine months ended March 31, 2021, the Company used $253 million of cash for capital expenditures, of which $103 million related to Foxtel, and used $91 million primarily for the acquisitions of Elara and Avail.
During the nine months ended March 31, 2020, the Company used $335 million of cash for capital expenditures, of which $171 million related to Foxtel.
Net cash used in financing activities for the nine months ended March 31, 2021 and 2020 was as follows (in millions):

For the nine months ended March 31,	2021	2020
Net cash used in financing activities	$(329)	$(341)
Net cash used in financing activities decreased by $12 million for the nine months ended March 31, 2021, as compared to the nine months ended March 31, 2020. During the nine months ended March 31, 2021, the Company repaid $326 million of borrowings primarily related to Foxtel and made dividend payments of $104 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities was partially offset by new borrowings primarily related to Foxtel of $165 million.
During the nine months ended March 31, 2020, the Company repaid $1,161 million of borrowings related to Foxtel and REA Group, which included repayments made as part of the debt refinancings completed in the second quarter of fiscal 2020, and made dividend payments of $100 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities for the nine months ended March 31, 2020 was partially offset by new borrowings related to Foxtel and REA Group of $925 million, which included drawdowns under the new facilities entered into as part of the debt refinancings referenced above, and the net settlement of hedges of $57 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the nine months ended March 31,
	2021	2020
	(in millions)
Net cash provided by operating activities	$1,060	$462
Less: Capital expenditures	(253)	(335)
	807	127
Less: REA Group free cash flow	(114)	(129)
Plus: Cash dividends received from REA Group	69	65
Free cash flow available to News Corporation	$762	$63
Free cash flow available to News Corporation increased by $699 million in the nine months ended March 31, 2021 to $762 million from $63 million in the corresponding period of fiscal 2020, primarily due to higher net cash provided by operating activities as discussed above and lower capital expenditures.
Borrowings
As of March 31, 2021, the Company had total borrowings of $1.2 billion, including the current portion and finance lease liabilities. The Company’s borrowings as of such date primarily consisted of (i) $921 million of outstanding debt incurred by certain subsidiaries of NXE Australia Pty Limited (“Foxtel” and together with such subsidiaries, the “Foxtel Debt Group”) and (ii) $183 million of outstanding debt incurred by REA Group and certain of its subsidiaries (REA Group and such subsidiaries, the “REA Debt Group”). Both Foxtel and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group and certain of their subsidiaries, respectively, and is non-recourse to News Corp.
REA Group has access to an A$20 million overdraft facility (the “2020 Overdraft Facility”). The 2020 Overdraft Facility is an uncommitted facility that will be reviewed annually by the lender and bears interest at a rate based on the lender’s benchmark borrowing rate less a discount of 4.22%. The 2020 Overdraft Facility carries an annual facility fee of 0.15% of the A$20 million overdraft limit. As of March 31, 2021, REA Group had not borrowed any funds under the 2020 Overdraft Facility. In October 2020, REA Group amended certain terms of its credit facilities to, among other things, require REA Group to maintain a net leverage ratio of not more than 3.5 to 1.0 as of and subsequent to December 31, 2020.
The Company has access to an unsecured $750 million revolving credit facility (the “2019 News Corp Credit Facility”) that can be used for general corporate purposes. The 2019 News Corp Credit Facility has a sublimit of $100 million available for issuances of letters of credit. The Company may request increases in the amount of the facility up to a maximum amount of $1 billion. The lenders’ commitments to make the 2019 News Corp Credit Facility available terminate on December 12, 2024, and the Company may request that the commitments be extended under certain circumstances for up to two additional one-year periods. As of March 31, 2021, the Company has not borrowed any funds under the 2019 News Corp Credit Facility.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at March 31, 2021.
On April 9, 2021, the Foxtel Debt Group amended its 2019 Credit Facility and 2017 Working Capital Facility to, among other things, extend the debt maturity from November 2022 to May 2024 and reduce the applicable margin to between 2.00% to 3.25%, depending on the Foxtel Debt Group’s net leverage ratio.
See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including certain information about interest rates and maturities related to such debt arrangements.
On April 15, 2021, the Company issued $1 billion of 2021 Senior Notes. The 2021 Senior Notes will bear interest at a fixed rate of 3.875% per annum, payable in cash semi-annually on May 15 and November 15 of each year, commencing November 15, 2021. The notes will mature on May 15, 2029. The Company plans to use the net proceeds from the offering for general corporate purposes, which may include acquisitions and working capital.
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of March 31, 2021 have not changed significantly from the disclosures included in the 2020 Form 10-K and the Company’s Form 10-Q for the quarter ended December 31, 2020.
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
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
(a) Exhibits.

4.1
Indenture, dated April 15, 2021, between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on April 15, 2021.)

4.2
Form of 3.875% Senior Notes due 2029. (Incorporated by reference to Exhibit 4.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on April 15, 2021.)

10.1
Amendment Agreement, dated as of April 8, 2021, to the Syndicated Facility Agreement, dated as of November 14, 2019, among Foxtel Management Pty Limited, as initial borrower, the initial financiers named therein, the MLABs named therein and Commonwealth Bank of Australia, as facility agent.*

10.2
Deed of Amendment, dated as of April 8, 2021, to the Multi-Option Facility Agreement, dated as of June 30, 2017, among Foxtel Management Pty Limited, Foxtel Finance Pty Limited and the other original borrowers listed therein and Commonwealth Bank of Australia, as the original lender.*

10.3	Guarantor Assumption Deed Poll, dated as of April 8, 2021, to the Common Terms Deed Poll, dated as of April 10, 2012, executed by Multi Channel Network Pty Ltd.*

10.4	Form of Agreement for Cash-Settled Restricted Stock Units under the News Corporation 2013 Long-Term Incentive Plan.*

10.5	Form of Agreement for Stock-Settled Restricted Stock Units under the News Corporation 2013 Long-Term Incentive Plan.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three and nine months ended March 31, 2021 and 2020 (unaudited); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2021 and 2020 (unaudited); (iii) Consolidated Balance Sheets as of March 31, 2021 (unaudited) and June 30, 2020 (audited); (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 and 2020 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: May 7, 2021