Form 10-K
period 2021-06-30
NEWS CORP
filed 2021-08-10
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 24, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $6,929,894,133, based upon the closing price of $17.82 per share as quoted on The Nasdaq Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $2,137,551,815, based upon the closing price of $17.68 per share as quoted on The Nasdaq Stock Market on that date.
As of July 30, 2021, 391,212,047 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

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
The Company’s commitment to premium content makes its properties a premier destination for news, information, sports, entertainment and real estate. The Company distributes its content and other products and services to consumers and customers across an array of digital platforms including websites, mobile device and tablet applications, or apps, smart TVs, social media, e-book devices and streaming audio platforms, as well as traditional platforms such as print, television and radio. The Company’s focus on quality and product innovation has enabled it to capitalize on the shift to digital consumption to deliver its content and other products and services in a more engaging, timely and personalized manner and create opportunities for more effective monetization, including new licensing and partnership arrangements and digital offerings that leverage the Company’s existing content rights. The Company is pursuing multiple strategies to further exploit these opportunities, including leveraging global audience scale and valuable data and sharing technologies and practices across geographies and businesses.
The Company’s diversified revenue base includes recurring subscriptions, circulation sales, advertising sales, sales of real estate listing products, licensing fees and other consumer product sales. Headquartered in New York, the Company operates primarily in the United States, Australia and the U.K., with its content and other products and services distributed and consumed worldwide. The Company’s operations are organized into six reporting segments: (i) Digital Real Estate Services; (ii) Subscription Video Services; (iii) Dow Jones; (iv) Book Publishing; (v) News Media; and (vi) Other, which includes the Company’s general corporate overhead expenses, costs related to the U.K. Newspaper Matters (as defined in Note 16—Commitments and Contingencies in the accompanying Consolidated Financial Statements) and transformation costs associated with the Company’s ongoing cost reduction initiatives.
The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Fiscal 2021, fiscal 2020 and fiscal 2019 each included 52 weeks. Unless otherwise noted, all references to the fiscal periods ended June 30, 2021, June 30, 2020 and June 30, 2019 relate to the fiscal periods ended June 27, 2021, June 28, 2020 and June 30, 2019, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.
Corporate Information
News Corporation is a Delaware corporation originally organized on December 11, 2012 in connection with its separation (the “Separation”) from Twenty-First Century Fox, Inc. (“21st Century Fox”), which was completed on June 28, 2013 (the “Distribution Date”). Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Annual Report”) to the “Company,” “News Corp,” “we,” “us,” or “our” means News Corporation and its subsidiaries. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 416-3400. The Company’s Class A and Class B Common Stock are listed on The Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “NWSA” and “NWS,” respectively, and CHESS Depositary Interests (“CDIs”) representing the Company’s Class A and Class B Common Stock are listed on the Australian Securities Exchange (“ASX”) under the trading symbols “NWSLV” and “NWS,” respectively. More information regarding the Company is available on its website at www.newscorp.com, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available, free of charge, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on the Company’s website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings it makes with the SEC.
Special Note Regarding Forward-Looking Statements
This document and any documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the Company’s strategy and strategic initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the Consolidated Financial Statements of News Corporation (the “Financial Statements”) and related notes set forth elsewhere in this Annual Report.
BUSINESS OVERVIEW
The Company’s six reporting segments are described below.

	For the fiscal year ended June 30, 2021
	Revenues	Segment EBITDA
	(in millions)
Digital Real Estate Services	$1,393	$514
Subscription Video Services	2,072	359
Dow Jones	1,702	332
Book Publishing	1,985	303
News Media	2,205	52
Other	1	(287)
Digital Real Estate Services
The Company’s Digital Real Estate Services segment consists of its 61.4% interest in REA Group, a publicly-traded company listed on ASX (ASX: REA), and its 80% interest in Move. The remaining 20% interest in Move is held by REA Group.
REA Group
REA Group is a market-leading digital media business specializing in property, with operations focused on property and property-related advertising and services, as well as financial services.
Property and Property-Related Advertising and Services
REA Group advertises property and property-related services on its websites and mobile apps across Australia and Asia. REA Group’s Australian operations include leading residential, commercial and share property websites realestate.com.au, realcommercial.com.au and Flatmates.com.au. Additionally, REA Group operates media display and data services businesses, serving the display media market and markets adjacent to property, respectively. For the year ended June 30, 2021, average monthly visits to realestate.com.au were more than 121.9 million. Launches of the realestate.com.au app increased 49% to 55.0 million average monthly launches in fiscal 2021 as compared to the prior year, with consumers spending almost four times longer on the app than any other property app in Australia according to Nielsen Digital Content Ratings. Realcommercial.com.au remains Australia’s leading commercial property site across website and app. In fiscal 2021, the realcommercial.com.au app was launched 12.7 times more than the nearest competitor, and consumers spent 10.4 times longer on the realcommercial.com.au app based on Nielsen Digital Content Ratings data. Flatmates.com.au is the largest site for share accommodation in Australia, with average monthly visits of almost 2.9 million and more than 300,000 new members during fiscal 2021.
Realestate.com.au and realcommerical.com.au derive the majority of their revenue from their core property advertising listing products and monthly advertising subscriptions from real estate agents and property developers. Realestate.com.au and

realcommercial.com.au offer a product hierarchy which enables real estate agents and property developers to upgrade listing advertisements to increase their prominence on the site, as well as a variety of targeted products, including media display advertising products. Flatmates.com.au derives the majority of its revenue from advertising listing products and membership fees. The media business offers unique advertising opportunities on REA Group’s websites to property developers and other relevant markets, including utilities and telecommunications, insurance, finance, automotive and retail. REA Group also provides residential property data services to the financial sector through its Proptrack (formerly Hometrack) data services business, primarily on a monthly subscription basis.
REA Group’s international operations consist of digital property assets in Asia, including wholly-owned property portals in Hong Kong and China, a 65.5% interest in Elara Technologies Pte. Ltd. (“Elara”), a leading digital real estate services provider in India that owns and operates PropTiger.com and Housing.com (News Corp holds a 34.3% interest in Elara), and an 18% interest in PropertyGuru Pte. Ltd. (“PropertyGuru”), a leading digital property technology company operating marketplaces in Southeast Asia. REA Group acquired its interest in PropertyGuru in August 2021 in exchange for all shares of REA Group’s entities in Malaysia and Thailand. In connection with the PropertyGuru transaction, REA Group entered into an agreement to sell its 27% interest in its existing joint venture with 99.co. REA Group’s other assets include a 20% interest in Move, as referenced above. REA Group’s international businesses derive the majority of their revenue from their property advertising listing products and monthly advertising subscriptions from real estate agents and property developers.
Financial Services
REA Group’s financial services business encompasses an end-to-end digital property search and financing experience and mortgage broking services under its Smartline – personal mortgage advisers brand. REA Group has accelerated its financial services strategy through the recent acquisitions of Mortgage Choice Limited, a leading Australian mortgage broking business, and a 34% interest in Simpology Pty Limited, a leading provider of mortgage application and electronic filing solutions. The financial services business generates revenue primarily through fees and commissions from lenders, mortgage brokers and other customers.
Move
Move is a leading provider of digital real estate services in the U.S. Move primarily operates realtor.com®, a premier real estate information, advertising and services platform, under a perpetual agreement and trademark license with the National Association of Realtors® (“NAR”). Through realtor.com®, consumers have access to over 142 million properties across the U.S., including an extensive collection of homes, properties and apartments listed and displayed for sale or for rent and a large database of “off-market” properties. Realtor.com® and its related mobile apps display approximately 99% of all Multiple Listing Services (“MLS”)-listed, for-sale and rental properties in the U.S., which are primarily sourced directly from relationships with MLSs across the country. Realtor.com® also sources new construction and rental listing content from a variety of sources, including directly from homebuilders and landlords, as well as from listing aggregators. Approximately 95% of its for-sale listings are updated at least every 10 minutes, on average, with the remaining listings updated daily. Realtor.com®’s content attracts a large and highly engaged consumer audience. Based on internal data, realtor.com® and its mobile sites had over 100 million average monthly unique users during the quarter ended June 30, 2021. See “Part I. Business—Explanatory Note Regarding Certain Metrics.”
Realtor.com® generates the majority of its revenues through the sale of listing advertisement and lead generation products, including ConnectionsSM Plus and AdvantageSM Pro, as well as its real estate referral-based services. Listing advertisement and lead generation products allow real estate agents, brokers and franchises to enhance, prioritize and connect with consumers on for-sale property listings within the realtor.com® website and mobile apps. Listing advertisement and lead generation products are typically sold on a subscription basis. The real estate referral-based business model leverages Move’s proprietary technology and platform to connect real estate professionals and other service providers, such as lenders and insurance companies, to pre-vetted consumers who have submitted inquiries via the realtor.com® website and mobile apps, as well as other online sources. The real estate referral-based services that connect real estate agents and brokers with these consumers typically generate fees upon completion of the associated real estate transaction, while the referral-based services that give other service providers, including lenders and insurance companies, access to the same highly qualified home shoppers are generally provided on a subscription basis. Realtor.com® also derives revenue from sales of non-listing advertisement, or Media, products to real estate, finance, insurance, home improvement and other professionals that enable those professionals to connect with realtor.com®’s highly engaged and valuable consumer audience. Media products include sponsorships, display advertisements, text links, directories and other advertising and lead generation services. Non-listing advertisement pricing models include cost per thousand, cost per click, cost per unique user and subscription-based sponsorships of specific content areas or targeted geographies.

In addition to realtor.com®, Move also offers online tools and services to do-it-yourself landlords and tenants, as well as professional software and services products. These include Avail, a platform that improves the renting experience for do-it-yourself landlords and tenants with online tools, educational content and world-class support. Avail employs a variety of pricing models, including subscription fees, as well as fixed- or variable-pricing models.
The Company’s digital real estate services businesses operate in highly competitive markets that are evolving rapidly in response to new technologies, business models, product and service offerings and changing consumer and customer preferences. The success of these businesses depends on their ability to provide products and services that are useful for consumers and real estate, mortgage and other related services professionals and attractive to their advertisers, the breadth, depth and accuracy of information they provide and brand awareness and reputation. These businesses compete primarily with companies that provide real-estate focused technology, products and services in their respective geographic markets, including other real estate and property websites in Australia, the United States and Asia.
Subscription Video Services
The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees, primarily via cable, satellite and internet distribution. This segment consists of (i) the Company’s 65% interest in NXE Australia Pty Limited, which, together with its subsidiaries, is referred to herein as the “Foxtel Group” (the remaining 35% interest in the Foxtel Group is held by Telstra Corporation Limited), and (ii) Australian News Channel (“ANC”).
The Foxtel Group
The Foxtel Group is the largest Australian-based subscription television provider, with a suite of offerings targeting a wide range of consumers. These include (i) its Foxtel premium pay-TV aggregation and Foxtel Now streaming services, which deliver nearly 200 channels1, including a number of owned and operated channels, covering sports, general entertainment, movies, documentaries, music, children’s programming and news, and (ii) its sports and entertainment streaming services, Kayo Sports and BINGE. Through Foxtel, Foxtel Now and Kayo, the Foxtel Group broadcasts and streams approximately 15,000 hours of live sports programming each year, encompassing both live national and international licensed sports events such as National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. Live sports programming also includes other featured original and licensed premium sports content tailored to the Australian market such as events from ESPN and beIN Sports. Entertainment content provided by the Foxtel Group through the Foxtel, Foxtel Now and BINGE services includes television programming from HBO, FOX, NBCUniversal, Warner Bros., BBC and Discovery, as well as Foxtel-produced original dramas and lifestyle shows.
The Foxtel Group’s content is available through channels and on-demand and is currently distributed to broadcast subscribers using either cable networks accessed through Telstra or Optus’s satellite platform via Foxtel’s set-top boxes, including the iQ4 (satellite and Internet Protocol (IP) only) and iQ3. The Foxtel Group intends to migrate all broadcast subscribers to satellite or internet delivery over the next several years. Broadcast subscribers can also access Foxtel’s content using Foxtel GO, a companion service app on mobile devices and tablets. In addition, the Foxtel Group offers video content via the internet through its Kayo, BINGE and Foxtel Now streaming services, which are available on a number of devices. The Foxtel Group also offers a bundled broadband product, which consists of Foxtel’s broadcast pay-TV service, sold together with an unlimited broadband service (predominantly on the National Broadband Network), and an option for customers to add home phone services. In addition to its subscription television services, the Foxtel Group operates foxsports.com.au, a leading general sports news website in Australia, and Watch NRL and Watch AFL, subscription services that provide live streaming and on-demand replays of National Rugby League and Australian Football League matches internationally.
The Foxtel Group generates revenue primarily through subscription revenue from its pay-TV and streaming services as well as advertising revenue. For the year ended June 30, 2021, subscription revenues from the Foxtel Group’s streaming services, which include Kayo, BINGE, Foxtel Now and other streaming products, represented 14% of total circulation and subscription revenues at the Subscription Video Services segment. The Foxtel Group’s business generally is not highly seasonal, though results can fluctuate due to the timing and mix of its local and international sports programming, as expenses associated with licensing certain programming rights are recognized during the applicable season or event. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding certain key performance indicators for the Foxtel Group.
1 Channel count includes standard definition channels, high definition versions of those channels, audio channels and two 4K Ultra HD channels.

The Foxtel Group competes primarily with a variety of other video content providers, such as traditional Free To Air (“FTA”) TV operators in Australia, including the three major commercial FTA networks and two major government-funded FTA broadcasters, and content providers that deliver video programming over the internet to televisions, computers, tablets and mobile and other devices. These providers include IP television, or IPTV, subscription video-on-demand, or SVOD, and broadcast video-on-demand, or BVOD, services; streaming services offered through digital media providers; as well as programmers and distributors that provide content, including smaller, lower-cost or free programming packages, directly to consumers over the internet. The Company believes that the Foxtel Group’s premium service and exclusive content, wide array of products and services, set-top box features that enable subscribers to record, rewind, discover and watch content, its integration of third-party apps and its investment in On Demand capability and programming enable it to offer subscribers a compelling alternative to its competitors. Its streaming services, including Kayo, BINGE and Foxtel Now, provide a diversified portfolio of subscription television services that allow the Foxtel Group to provide services targeted at a wide range of Australian consumers.
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
ANC competes primarily with other news providers in Australia and New Zealand via its subscription television channels, third party content arrangements and free domain website. Its Australia Channel IPTV service also competes against subscription-based streaming news providers in regions outside of Australia and New Zealand.
Dow Jones
The Company's Dow Jones segment is a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, apps for mobile devices, tablets and e-book readers, newsletters, magazines, proprietary databases, live journalism, video and podcasts. This segment consists of the Dow Jones business, whose products target individual consumers and enterprise customers and include The Wall Street Journal, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Barron’s, MarketWatch and Investor’s Business Daily. The Dow Jones segment’s revenue is diversified across business-to-consumer and business-to-business subscriptions, circulation, advertising, including custom content and sponsorships, licensing fees for its print and digital products and participation fees for its live journalism events. Advertising revenues at the Dow Jones segment are subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season
Consumer Products
Through its premier brands and authoritative journalism, the Dow Jones segment’s products targeting individual consumers provide insights, research and understanding that enable consumers to stay informed and make educated financial decisions. As consumer preferences for content consumption evolve, the Dow Jones segment continues to capitalize on new digital distribution platforms, technologies and business models for these products, including distribution of content through licensing arrangements with third party subscription and non-subscription platform providers such as Facebook and Google, which is referred to as off-platform distribution. With a focus on the financial markets, investing and other professional services, many of these products offer advertisers an attractive consumer demographic. Products targeting consumers include the following:
•The Wall Street Journal (WSJ). WSJ, Dow Jones’s flagship product, is available in print, online and across multiple mobile, tablet and e-book devices. WSJ covers national and international news and provides analysis, commentary and opinions on a wide range of topics, including business developments and trends, economics, financial markets, investing, science and technology, lifestyle, culture and sports. WSJ’s print products are printed at plants located around the U.S., including both owned and third-party facilities. WSJ’s digital products offer both free content and premium, subscription-only content and are comprised of WSJ.com, WSJ mobile products, including a responsive design website and apps for multiple mobile devices (WSJ Mobile), and live and on-demand video through WSJ.com and other platforms such as YouTube, internet-connected television and set-top boxes (WSJ Video), as well as podcasts. For the year ended June 30, 2021, WSJ Mobile (including WSJ.com accessed via mobile devices, as well as apps, and excluding off-platform distribution) accounted for approximately 67% of visits to WSJ’s digital news and information products according to Adobe Analytics.
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
MarketWatch. MarketWatch is an investing and financial news website targeting active investors. It also provides real-time commentary and investment tools and data. Products include mobile and tablet apps and a responsive design website, and revenue is generated primarily through the sale of advertising. Beginning in October 2020, MarketWatch also offers a premium digital subscription service.
•Investor’s Business Daily (IBD). IBD, which was acquired in May 2021, provides investing content, analytical products and educational resources to subscribers in print and online, as well as through mobile apps and video. IBD’s services include the Investors.com website, the MarketSmith and LeaderBoard market research and analysis tools and a weekly print publication.
•The Wall Street Journal Digital Network (WSJDN). WSJDN offers advertisers the opportunity to reach Dow Jones’s audience across a number of brands, including WSJ, Barron’s and MarketWatch. WSJDN does not include IBD.
•Live Journalism. The Dow Jones segment offers a number of in-person and virtual conferences and events each year, including WSJ Tech D-Live, its C-suite conferences such as CEO and CFO Council, the Women In series, the Future Of series, Global Food Forum and Barron’s Group Summits. These live journalism events offer advertisers and sponsors the opportunity to reach a select group of influential leaders from industry, finance, government and policy. Many of these programs also earn revenue from participation fees charged to attendees.*

* Due to the impacts of the novel coronavirus (COVID-19) pandemic, certain live journalism events that were scheduled to take place in person have instead been offered as interactive virtual events and others have been postponed or cancelled.
The following table provides information regarding average daily subscriptions (excluding off-platform distribution) during the three months ended June 30, 2021 for certain Dow Jones segment consumer products and for all consumer subscription products:

(in 000’s)	The Wall Street Journal(1)	Barron’s Group(1)(2)	Total Consumer(1)(3)
Digital-only subscriptions(4)(5)	2,722	700	3,522
Print subscriptions(4)(5)	734	220	980
Total subscriptions(4)	3,456	920	4,502
________________________
(1)Based on internal data for the period from March 29, 2021 to June 27, 2021, with independent assurance over global total sales and subscriptions provided by PricewaterhouseCoopers LLP UK.
(2)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(3)Total Consumer consists of The Wall Street Journal, Barron’s Group and, from May 5, 2021 (the first day following the acquisition), Investor’s Business Daily.
(4)Subscriptions include individual consumer subscriptions, as well as subscriptions purchased by companies, schools, businesses and associations for use by their respective employees, students, customers or members. Subscriptions exclude single-copy sales and copies purchased by hotels, airlines and other businesses for limited distribution or access to customers.
(5)For some publications, including The Wall Street Journal and Barron’s, the Dow Jones segment sells bundled print and digital products. For bundles that provide access to both print and digital products every day of the week, only one unit is reported each day and is designated as a print subscription. For bundled products that provide access to the print product only on specified days and full digital access, one print subscription is reported for each day that a print copy is served and one digital subscription is reported for each remaining day of the week.

The following table provides information regarding the digital platforms (excluding off-platform distribution) for certain Dow Jones segment consumer products:

	FY2021 Average Monthly Visits(1)	FY2021 Average Monthly Page Views(2)	FY2021 Average Monthly Unique Users(3)
WSJ	139 million	369 million	63 million
MarketWatch	125 million	341 million	51 million
Total Consumer(4)	296 million	774 million	134 million

________________________
(1)Includes visits via websites and mobile device and tablet apps based on Adobe Analytics for the 12 months ended June 30, 2021, except for IBD, for which this table includes such visits based on Adobe Analytics for the period from May 5, 2021 through June 30, 2021.
(2)Includes page views via websites and mobile device and tablet apps based on Adobe Analytics for the 12 months ended June 30, 2021, except for IBD, for which this table includes such page views based on Adobe Analytics for the period from May 5, 2021 through June 30, 2021.
(3)Includes aggregate unique users accessing websites and mobile device and tablet apps based on Adobe Analytics for the 12 months ended June 30, 2021, except for IBD, for which this table includes such unique users based on Adobe Analytics for the period from May 5, 2021 through June 30, 2021. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for more information regarding the calculation of unique users.
(4)Total Consumer consists of WSJDN and IBD.
Professional Information Products
The Dow Jones segment’s professional information products, which target enterprise customers, combine news and information with technology and tools that inform decisions and aid awareness, research and understanding. These products consist of its Knowledge & Insight, Dow Jones Risk & Compliance and Dow Jones Newswires products. Specific products include the following:
•Knowledge & Insight. Dow Jones Knowledge & Insight products consist primarily of Factiva, a leading provider of global business content, built on an archive of important original and licensed publishing sources. Factiva offers content from approximately 33,000 global news and information sources from over 200 countries and territories and in 28 languages. This combination of business news and information, plus sophisticated tools, helps professionals find, monitor, interpret and share essential information. As of June 30, 2021, there were approximately 0.9 million activated Factiva users, including both institutional and individual accounts.
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
The Dow Jones segment’s businesses compete with a wide range of media businesses, including print publications, digital media and information services.
The Dow Jones segment’s consumer products, including its newspapers, magazines, digital publications, podcasts and video, compete for consumers, audience and advertising with other local and national newspapers, web and app-based media, magazines, social media sources and podcasts, as well as other media such as television, radio stations and outdoor displays. Competition for subscriptions and circulation is based on news and editorial content, data and analytics content in research tools, subscription pricing, cover price and, from time to time, various promotions. Competition for advertising is based upon advertisers’ judgments as to the most effective media for their advertising budgets, which is in turn based upon various factors, including circulation volume, readership levels, audience demographics, advertising rates, advertising effectiveness and brand strength and reputation. As a result of rapidly changing and evolving technologies, distribution platforms and business models, and corresponding changes in consumer behavior, the consumer-focused businesses within the Dow Jones segment continue to face increasing competition for both circulation and advertising revenue, including from a variety of alternative news and information sources. These include both paid and free websites, digital apps, news aggregators, customized news feeds, blogs, podcasts, search engines, social media networks, programmatic advertising buying channels, as well as other emerging media and distribution platforms, including off-platform distribution of its products. Shifts in consumer behavior require the Company to continually innovate and improve upon its own products, services and platforms in order to remain competitive. The Company believes that these changes will continue to pose opportunities and challenges, and that it is well positioned to leverage its global reach, brand recognition and proprietary technology to take advantage of the opportunities presented by these changes.
The Dow Jones segment’s professional information products that target enterprise customers compete with various information service providers, compliance data providers and global financial newswires, including Reuters News, LexisNexis and Refinitiv, as well as many other providers of news, information and compliance data.
Book Publishing
The Company’s Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world based on global revenue, with operations in 17 countries. HarperCollins publishes and distributes consumer books globally through print, digital and audio formats. Its digital formats include e-books and downloadable audio books for tablets, e-book readers and mobile devices. HarperCollins owns more than 120 branded imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson. In May 2021, HarperCollins acquired Houghton Mifflin Harcourt’s Books & Media segment (“HMH”), adding renowned and awarded children’s, young adult, fiction, non-fiction, culinary and reference titles to its extensive catalog.
HarperCollins publishes works by well-known authors such as Harper Lee, George Orwell, Agatha Christie and Zora Neale Hurston, as well as global author brands including J.R.R. Tolkien, C.S. Lewis, Daniel Silva, Karin Slaughter and Dr. Martin Luther King, Jr. It is also home to many beloved children’s books and authors, including Goodnight Moon, Curious George, Little Blue Truck, Pete the Cat and David Walliams. In addition, HarperCollins has a significant Christian publishing business, which includes the NIV Bible, Jesus Calling and author Max Lucado. HarperCollins’ print and digital global catalog includes more than 245,000 publications in different formats, in 16 languages, and it licenses rights for its authors’ works to be published in more than 50 languages around the world. HarperCollins publishes fiction and nonfiction, with a focus on general, children’s and religious content. Additionally, in the U.K., HarperCollins publishes titles for the equivalent of the K-12 educational market.
As of June 30, 2021, HarperCollins offered approximately 140,000 publications in digital formats, and nearly all of HarperCollins’ new titles, as well as the majority of its entire catalog, are available as e-books. Digital sales, comprising revenues generated through the sale of e-books as well as downloadable audio books, represented approximately 22% of global consumer revenues for the fiscal year ended June 30, 2021. With the widespread adoption of electronic formats by consumers, HarperCollins is publishing a number of titles in digital formats before, or instead of, publishing a print edition.
During fiscal 2021, HarperCollins U.S. had 197 titles2 on the New York Times print and digital bestseller lists, with 29 titles hitting number one, including The Boy, The Mole, The Fox and The Horse by Charlie Mackesy, The Duke and I and The Viscount Who Loved Me by Julia Quinn, The Order by Daniel Silva, The Hate U Give and Concrete Rose by Angie Thomas, The One and Only Bob and The One and Only Ivan by Katherine Applegate, They Both Die at The End by Adam Silvera, Class Act and New Kid by Jerry Craft, I Am Enough by Grace Byers, Magnolia Table, Volume 2 by Joanna Gaines, Strange Planet by Nathan W Pyle, The Women of The Bible Speak by Shannon Bream, Realm Breaker by Victoria Aveyard, Forgiving What You Can’t Forget by Lysa TerKeurst and The Happy in a Hurry Cookbook by Steve and Kathy Doocy.
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
2 Excludes HMH.

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
News Corp Australia
News Corp Australia is one of the leading news and information providers in Australia by readership, with both print and digital mastheads covering a national, regional and suburban footprint. During the year ended December 31, 20203, its daily, Sunday, weekly and bi-weekly newspapers were read by over 5.5 million Australians on average every week. In addition, its digital mastheads are among the leading digital news properties in Australia based on monthly unique audience data and had approximately 810,000 aggregate closing subscribers as of June 30, 2021.
News Corp Australia’s news portfolio includes The Australian and The Weekend Australian (National), The Daily Telegraph and The Sunday Telegraph (Sydney), Herald Sun and Sunday Herald Sun (Melbourne), The Courier Mail and The Sunday Mail (Brisbane) and The Advertiser and Sunday Mail (Adelaide), as well as paid digital platforms for each. In addition, News Corp Australia owns leading regional publications in Geelong, Cairns, Townsville, Gold Coast and Darwin and a small number of community mastheads.
The following table provides information regarding key properties within News Corp Australia’s portfolio:

	Total Paid Subscribers for Combined Masthead (Print and Digital)(1)	Total Monthly Audience for Combined Masthead (Print and Digital)(2)
The Australian	242,103	4.7 million
The Daily Telegraph	146,761	4.6 million
Herald Sun	146,026	4.4 million
The Courier Mail	147,101	2.8 million
The Advertiser	109,342	1.8 million
________________________
(1)As of June 30, 2021, based on internal sources.
(2)Based on Enhanced Media Metrics Australia (“EMMA”) average monthly print readership data for the year ended December 31, 2020 and Nielsen desktop, mobile and tablet audience data for December 2020.3
News Corp Australia’s broad portfolio of digital properties also includes news.com.au, one of the leading general interest sites in Australia that provides breaking news, finance, entertainment, lifestyle, technology and sports news and delivers an average monthly unique audience of approximately 11.9 million based on Nielsen monthly total audience ratings for the six months ended June 30, 20214. In addition, News Corp Australia owns other premier properties such as taste.com.au, a leading food and recipe site, and kidspot.com.au, a leading parenting website, as well as various other digital media assets. As of June 30, 2021, News Corp Australia’s other assets included a 14.8% interest in HT&E Limited, which operates a portfolio of Australian radio and
3 In April 2021, the news media industry in Australia announced that Roy Morgan will replace EMMA as the provider of news readership measurement, with the first data release scheduled in late August 2021. Due to this transition, December 2020 represents the most recent available information.
4 Full year data unavailable due to change in Nielsen measurement methodology effective January 2021.

outdoor media assets, and a 25.7% interest in Hipages Group Pty Ltd., which operates a leading on-demand home improvement services marketplace.
News UK
News UK publishes The Sun, The Sun on Sunday, The Times and The Sunday Times, which are leading newspapers in the U.K. that together accounted for approximately one-third of all national newspaper sales as of June 30, 2021. The Sun is the most read news brand in the U.K., and The Times and The Sunday Times are the most read national newspapers in the U.K. quality market. Together, across print and digital, these brands reach approximately 70% of adult news readers in the U.K., or approximately 39 million people, based on the PAMCo report for the quarter ended March 31, 2021.5 In addition to revenue from advertising, circulation and subscription sales for its print and digital products, News UK generates revenue by providing third party printing services through its world-class printing facilities in England, Scotland and Ireland and is one of the largest contract printers in the U.K. News UK also distributes content through its digital platforms, including its websites, thesun.co.uk, thetimes.co.uk and thesundaytimes.co.uk, as well as mobile and tablet apps. In addition, News UK has assembled a portfolio of complementary ancillary product offerings, including betting and gaming products. The following table provides information regarding News UK’s news portfolio:

	Paid Subscribers(1)	Monthly Global Unique Users(3)
The Sun (Mon – Sat)	N/A	124 million
The Sun on Sunday	N/A
The Times (Mon – Sat)	148,000 (print)(2) 366,000 (digital)	N/A
The Sunday Times	189,000 (print)(2) 367,000 (digital)	N/A
________________________
(1)As of June 30, 2021, based on internal sources.
(2)In addition to their print and digital-only products, The Times and The Sunday Times sell print and digital products bundled into one subscription, which is counted only once, under “print,” in the table above.
(3)Includes aggregate unique users accessing websites and mobile device and tablet apps based on Google Analytics data for the month ended June 30, 2021. See “Part I. Business—Explanatory Note Regarding Certain Metrics.”
New York Post
NYP Holdings (“NYP”) is the publisher of the New York Post (the “Post”), NYPost.com, PageSix.com, Decider.com and related mobile and tablet apps and social media channels. The Post is the oldest continuously published daily newspaper in the U.S., with a focus on coverage of the New York metropolitan area. The Post provides a variety of general interest content ranging from breaking news to business analysis, and is known in particular for its comprehensive sports coverage, famous headlines and its iconic Page Six section, an authority on celebrity news. The print version of the Post is primarily distributed in New York, as well as throughout the Northeast, Florida and California. For the three months ended June 30, 2021, average weekday circulation based on internal sources, including mobile and tablet app digital editions, was 475,019. In addition, the Post Digital Network, which includes NYPost.com, PageSix.com and Decider.com, averaged approximately 139.2 million unique users per month during the quarter ended June 30, 2021 according to Google Analytics. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for information regarding the calculation of unique users.
The News Media segment’s newspapers, magazines, digital publications, radio stations and podcasts generally face competition from similar sources, and compete on similar bases, as the consumer products within the Dow Jones segment, particularly in their respective operating geographies. See “Item 1. Business – Business Overview – Dow Jones” above for further information.
Other
The Other segment includes the Company’s general corporate overhead expenses, costs related to the U.K. Newspaper Matters and transformation costs associated with the Company’s ongoing cost reduction initiatives.
5 Publishers Audience Measurement Company (“PAMCo”) report for the quarter ended March 31, 2021 was based on PAMCo print readership data for the 12 months ended March 31, 2020 and Comscore audience data for November 2020. PAMCo ceased conducting surveys of print readership in 2020 due to lockdown restrictions imposed as a result of the COVID-19 pandemic. UKOM, which sets the U.K. industry standard for online audience measurement, has appointed Ipsos as the provider of online audience measurement beginning in January 2021. Due to this transition, November 2020 represents the most recent audience data incorporated by PAMCo.

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
Data Privacy and Security
The Company’s business activities are subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve and have implications for how such data is managed. For example, in the U.S., certain of the Company’s websites, mobile apps and other online business activities are subject to the Children’s Online Privacy Protection Act of 1998, which prohibits the collection of personally identifiable information online from children under age 13 without prior parental consent. In addition, the Federal Trade Commission continues to expand its application of general consumer protection laws to commercial data practices, including to the use of personal and profiling data from online users to deliver targeted internet advertisements. More state and local governments are also expanding, enacting or proposing data privacy laws that govern the collection and use of personal data of their residents and increase penalties and afford private rights of action to individuals in certain circumstances for failure to comply, and most states have enacted legislation requiring businesses to provide notice to state agencies and to individuals whose personally identifiable information has been disclosed as a result of a data breach. For example, the California Consumer Privacy Act (“CCPA”) and California Privacy Rights Act (“CPRA”), which will amend the CCPA in January 2023, establish certain transparency rules, put greater restrictions on how the Company can collect, use and share personal information of California residents and provide California residents with certain rights regarding their personal information. The CCPA and forthcoming CPRA provide for civil penalties for violations, as well as a private right of action for data breaches. Similarly, the recently-enacted Virginia Consumer Data Protection Act (“CDPA”) imposes transparency and other obligations with respect to personal data of Virginia consumers and provides Virginia residents with similar rights, with the exception of a private right of action.
Similar laws and regulations have been implemented in many of the other jurisdictions in which the Company operates, including the European Union, the U.K. and Australia. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which provides a uniform set of rules for personal data processing throughout the European Union, and the U.K. adopted the Data Protection Act of 2018 (the “UK DPA”), implementing the GDPR. The GDPR and the UK DPA expand the regulation of the collection, processing, use, sharing and security of personal data, contain stringent conditions for consent from data subjects, strengthen the rights of individuals, including the right to have personal data deleted upon request, continue to restrict the trans-border flow of such data, require companies to conduct privacy impact assessments to evaluate data processing operations that are likely to result in a high risk to the rights and freedoms of individuals, require mandatory data breach reporting and notification, significantly increase maximum penalties for non-compliance (up to 20 million Euros or 17 million pounds, as applicable, or 4% of an entity’s worldwide annual turnover in the preceding financial year, whichever is higher) and increase the enforcement powers of the data protection authorities. The European Union also plans to replace its existing e-Privacy Directive with a new e-Privacy Regulation that will complement the GDPR and amend certain rules, including with respect to cookies and other similar technologies that the Company utilizes to obtain information from visitors to the Company’s various digital properties. It is not yet clear whether the U.K. will make corresponding changes to its existing Privacy and Electronic Communications Regulations, which implemented the e-Privacy Directive in the U.K.
The Company and some of its service providers rely on certain mechanisms to address the European data protection requirements for transfers of data, such as the European Union Standard Contractual Clauses, that are evolving and often subject to uncertainty and legal challenges. In June 2021, the European Commission adopted new sets of European Union Standard Contractual Clauses, which regulate the relationship between controller and processor in accordance with the GDPR and international data transfers to a third country in the absence of an adequacy decision under the GDPR. The European Data Protection Board also adopted recommendations on measures that supplement data transfer tools to ensure compliance with the level of personal data protection required in Europe, including requirements for data exporters to assess the risks related to the transfer of personal data outside the European Economic Area and to implement, if necessary, additional contractual, organizational and technical measures such as encryption and pseudonymization. Such evolving frameworks could cause the Company to incur additional costs, require it to change business practices or affect the manner in which it provides its services.
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

Intellectual Property
The Company’s intellectual property assets include: copyrights in newspapers, books, video programming and other content and technologies; trademarks in names and logos; trade names; domain names; and licenses of intellectual property rights. These licenses include: (1) the sports programming rights licenses for the National Rugby League, Australian Football League, Cricket Australia, V8 Supercars, Formula One and other broadcasting rights described in Note 16 to the Financial Statements; (2) licenses from various third parties of patents and other technology for the set-top boxes and related operating and conditional access systems used in the Company’s subscription television business; (3) the trademark license for the realtor.com® website address, as well as the REALTOR® trademark (the “NAR License”); and (4) the trademark licenses for the use of FOX formative trademarks used in the Company’s pay-TV business in Australia (the “Fox Licenses”). In addition, its intellectual property assets include patents or patent applications for inventions related to its products, business methods and/or services, none of which are material to its financial condition or results of operations. The Company derives value and revenue from its intellectual property assets through, among other things, print and digital newspaper and magazine subscriptions and sales, subscriptions to its pay-TV services and distribution and/or licensing of its television programming to other television services, the sale, distribution and/or licensing of print and digital books, the sale of subscriptions to its content and information services and the operation of websites and other digital properties.
The Company devotes significant resources to protecting its intellectual property assets in the U.S., the U.K., Australia and other foreign territories. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent, trade secret and other laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property. Policing unauthorized use of the Company’s products, services and content and related intellectual property is often difficult and the steps taken may not in every case prevent the infringement by unauthorized third parties of the Company’s intellectual property. The Company seeks to limit the threat of piracy by, among other means, preventing unauthorized access to its content through the use of programming content encryption, signal encryption and other security access devices and digital rights management software, as well as by obtaining site blocking orders against pirate streaming and torrent sites and a variety of other actions. The Company also seeks to limit such threat to its intellectual property by pursuing legal sanctions for infringement, promoting appropriate legislative initiatives and international treaties and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. However, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Therefore, the Company also engages in efforts to strengthen and update intellectual property protection around the world, including efforts to ensure the effective enforcement of intellectual property laws and remedies for infringement.
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
Human Capital
News Corp provides communities with the news, information and entertainment they need and demand, and its workforce is critical to the creation and delivery of its premium and trusted content and the success of the company. The Company’s ability to attract, develop and retain talented employees with the skills and capabilities needed by its businesses is a key component of its long-term strategy to become more global and more digital.
As of June 30, 2021, the Company had approximately 24,000 employees, of whom approximately 8,500 were located in the U.S., 5,000 were located in the U.K. and 7,500 were located in Australia. During the COVID-19 pandemic, the Company transitioned approximately 90% of its employees to remote working, while implementing additional safety measures for employees continuing critical on-site work. Of the Company’s employees, approximately 4,500 were represented by various employee unions. The contracts with such unions will expire during various times over the next several years. The Company believes its current relationships with employees are generally good.

The capabilities of the Company’s workforce have continued to evolve along with the Company’s business and strategy, including becoming more digital. During the COVID-19 pandemic, the pace of this evolution increased, as changing consumer behavior accelerated the shift in the Company’s workforce allocation towards digital products and services. The Company also implemented a transformation initiative to streamline operations and reduce costs across back office functions, including the introduction of common technology platforms, standardizing internal processes, outsourcing various activities and rationalizing its real estate footprint, which it expects to increase collaboration across its businesses worldwide and optimize the productivity and efficiency of its workforce.
Culture and Values
The delivery of quality news, information and entertainment to customers is a passionate, principled and purposeful enterprise. The Company believes people around the globe turn to News Corp because they trust its dedication to those values and to conducting business with integrity. The Company is always mindful that one of its greatest assets is its reputation, and ethical conduct is part of the vision, strategy and fabric of the Company. The Company has established a Compliance Steering Committee that oversees the Company’s global compliance-related policies, protocols and guidance and reports directly to the Board of Directors through the Audit Committee. Performance on ethics and compliance objectives is evaluated in determining the payout of incentive compensation for executive officers. In addition, all employees are required to regularly complete training on, and affirm compliance with, the News Corp Standards of Business Conduct, which confirm the Company’s policy to conduct its affairs in compliance with all applicable laws and regulations and observe the highest standards of business ethics. The Standards of Business Conduct are reviewed regularly and approved by the Board of Directors, and are complemented by business-unit and topic-specific policies and trainings, including with respect to workplace conduct, conflicts of interest, anti-corruption and anti-bribery and insider trading.
Diversity and Inclusion
The Company recognizes that the unique experiences and perspectives of its employees across its various businesses are critical to creating brands and products that reflect a diversity of viewpoints and engage and inspire customers all over the world, and the Company seeks to foster an environment where all employees can feel valued, included and empowered to bring great ideas to the table. To achieve this, the Company is committed to cultivating diversity and broadening opportunities for inclusion across its businesses. As of December 31, 2020, women represented 48% of News Corp’s global workforce, 40% of its senior executives6 and 33% of its Board of Directors. Although the Company has made progress in its workforce diversity representation, it seeks to continuously improve in this area through its recruitment practices, employee development and mentoring and inclusivity programs, and all of the Company’s business units have implemented diversity and inclusion programs and practices tailored to their respective industries and geographies. The Nominating and Corporate Governance Committee of the Board of Directors assesses the Company’s progress towards its diversity and inclusion objectives on an annual basis and reports on its review to the Board of Directors.
Compensation and Benefits
News Corp’s compensation and benefits programs, which vary based on business unit and geographic location, are focused on attracting, retaining and motivating the top talent necessary to achieve its mission in ways that reflect its diverse global workforce’s needs and priorities. In addition to competitive salaries, the Company and its businesses have established short- and long-term incentive programs designed to motivate and reward performance against key business objectives and facilitate retention. News Corp also provides a range of retirement benefits based on competitive regional benchmarks and other comprehensive benefit options to meet the needs of its employees, including healthcare benefits, tax advantaged savings vehicles, life and disability insurance, paid time off, flexible working arrangements, generous parental leave policies and a company match for charitable donations. To support their employees through the challenges presented by the COVID-19 pandemic, a number of business units provided enhanced benefits and implemented additional wellness programs, such as: the launch of a Community Online Academy, which offers free virtual classes weekly to help employees and their families improve their physical and mental well-being, as well as flexible work schedules, home office equipment reimbursements, enhanced child care benefits and ClassPass at Home, through which employees can access free live-streaming and on-demand exercise programs.
Training and Development
News Corp invests significant resources in training and development programs designed to enable its employees to develop the skills and leadership necessary to execute on the Company’s strategy and engage and retain top talent. News Corp employees
6 Comprising the Company’s Executive Chairman, Chief Executive, headquarters leadership team and chief executive officers of its primary operating companies, and executives directly reporting to each of the foregoing.

have access to a range of training opportunities, including workshops and classes on a variety of topics, webinars, job-specific training and other continuing education resources. The Company further supports and develops its employees through career planning resources and programs that build and strengthen employee leadership skills. In addition, the Company and its businesses have implemented programs to support regular performance reviews for employees to highlight their strengths and identify the skills and growth areas necessary to advance their careers. These programs help the Company identify and invest in the next generation of leadership and represent an important component in the development of its talent pipeline.
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
Paid Subscribers
A paid subscriber to the Company’s streaming services is one for which the Company recognized subscription revenue. A subscriber ceases to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.

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
Risks Relating to the Company’s Businesses and Operations
The Company Operates in a Highly Competitive Business Environment, and its Success Depends on its Ability to Compete Effectively, Including by Responding to Evolving Technologies and Changes in Consumer and Customer Behavior.
The Company faces significant competition from other providers of news, information, entertainment and real estate-related services, including both traditional and new providers. See “Business Overview” for more information regarding competition within each of the Company’s segments. This competition continues to intensify as a result of changes in technologies, platforms and business models and corresponding changes in consumer and customer behavior, and the Company may be adversely affected if consumers or customers migrate to other alternatives. For example, enhanced internet capabilities, developments in content distribution platforms and the emergence of new media channels have led to alternative methods for the delivery, storage and consumption of content, which have increased the number of choices available to consumers for content consumption and have, in turn, adversely impacted, and may continue to adversely impact, demand for the Company’s newspapers, television programs and other products and services and the price consumers are willing to pay. Consumption of the Company’s content on third-party delivery platforms may also lead to loss of distribution and pricing control, loss of a direct relationship with consumers and lower engagement and subscription rates. These trends and developments have adversely affected, and may continue to adversely affect, both the Company’s circulation and subscription revenue and, in turn, advertisers’ willingness to purchase advertising from the Company, as well as increase subscriber acquisition, retention and other costs.
Technological developments have in some cases also increased competition by lowering barriers to entry. For example, content providers are now able to compete more easily with the Company’s pay-TV business via direct-to-consumer offerings, as internet streaming capabilities have enabled the disaggregation of content delivery from the ownership of network infrastructure. Other digital platforms and technologies, such as user-generated content platforms and self-publishing tools, have also reduced the effort and expense of producing and distributing certain types of content on a wide scale, allowing digital content providers, customers, suppliers and other third parties to compete with the Company, often at a lower cost. Additional digital distribution channels, such as online retailers and digital marketplaces, have presented, and may continue to present, challenges to the Company’s business models, including its traditional book publishing model, which could adversely affect sales volume and/or pricing.
In order to compete effectively, the Company must differentiate and distinguish its brands and their associated products and services, respond to and develop new technologies, distribution channels and platforms, products and services and anticipate and consistently respond to changes in consumer and customer needs, tastes and behavior, which in turn, depends on many factors both within and beyond its control. For example, the Company relies on brand awareness, reputation and acceptance of its high-quality differentiated content and other products and services, the breadth, depth and accuracy of information provided by its digital real estate services and professional information businesses, as well as its wide array of digital offerings, in order to retain and grow its audiences, consumers and subscribers. However, consumer tastes change frequently and are difficult to predict, and when faced with a multitude of choices, consumers may place greater value on the convenience and price of content and other products and services than they do on their source, quality or reliability. Online traffic and product and service purchases are also driven by internet search results, referrals from social media and other platforms and visibility on digital marketplace platforms and in mobile app stores. Search engine results and digital marketplace and mobile app store rankings are based on algorithms that are changed frequently, and social media and other platforms may also vary their emphasis on what content to highlight for users. Any failure to successfully manage and adapt to these changes across the Company’s businesses, including those affecting how the Company’s content, apps, products and services are discovered, prioritized, displayed and monetized, could impede the Company’s ability to compete effectively by significantly decreasing traffic to the Company’s digital properties, lowering advertiser interest in those properties, increasing costs if free traffic is replaced with paid traffic and lowering product sales and subscriptions. A shortfall in the expected popularity or discoverability of the Company’s content or other products and services could have an adverse effect on its business, financial condition or results of operations.
The Company expects to continue to pursue new strategic initiatives and develop new and enhanced products and services in order to remain competitive, such as its streaming services, its recently launched transformation initiative and the continued expansion into various adjacencies at its digital real estate services businesses. The Company has incurred, and expects to continue to incur, significant costs in order to implement these strategies and develop these new products and services, including costs to continue developing and improving its streaming services and costs related to its transformation initiative, as well as other costs to acquire, develop, adopt, upgrade and exploit new and existing technologies and attract and retain employees with the necessary knowledge and skills. There can be no assurance any strategic initiatives, products and services will be successful in the manner or time period or at the cost the Company expects or that it will realize the anticipated benefits it expects to achieve. The failure to realize those benefits could have a material adverse effect on the Company’s business, results of operations and financial condition.
Some of the Company’s current and potential competitors may have greater resources, fewer regulatory burdens, better competitive positions in certain areas, greater operating capabilities, greater access to sources of content, data, technology or other services or strategic relationships and/or easier access to financing, which may allow them to respond more effectively to changes in technology, consumer and customer needs, preferences and behavior and market conditions. Continued consolidation among competitors in certain industries in which the Company operates may increase these advantages, including through greater scale, financial leverage and/or access to content, data, technology and other offerings. If the Company is unable to compete successfully against existing or future competitors, its business, results of operations and financial condition could be adversely affected.
A Decline in Customer Advertising Expenditures in the Company’s Newspaper and Other Businesses Could Cause its Revenues and Operating Results to Decline Significantly.
The Company derives substantial revenues from the sale of advertising, and its ability to generate advertising revenue is dependent on a number of factors, including: (1) demand for the Company’s products and services, (2) audience fragmentation, (3) digital advertising trends, (4) its ability to offer advertising products and formats sought by advertisers, (5) general economic and business conditions, (6) demographics of the customer base, (7) advertising rates, (8) advertising effectiveness and (9) maintaining its brand strength and reputation.
Demand for the Company’s products and services is evaluated based on a variety of metrics. For example, circulation levels for the Company’s newspapers, ratings points for its cable channels and number of listeners for its radio stations are among the factors advertisers consider when determining the amount of advertising to purchase from the Company as well as advertising rates. For the Company’s digital media properties, advertisers evaluate consumer demand using metrics such as the number of visits, number of users and user engagement. Any difficulty or failure in accurately measuring demand, particularly demand generated through new platforms, may lead to under-measurement and, in turn, lower advertising pricing and spending.
The popularity of digital media among consumers as a source of news, entertainment and other content, and the ability of digital advertising offerings to deliver targeted advertising promptly, has driven a corresponding shift in advertising from traditional channels to digital platforms. Large digital platforms in particular, such as Facebook, Google and Amazon, which have extensive audience reach, audience data and targeting capabilities, have commanded an increasing share of the digital advertising market in recent years, and the Company expects this trend to continue. The shift to digital media has significantly impacted the Company’s print advertising revenues, which have declined in each of its last three fiscal years. New devices and technologies, as well as higher consumer engagement with other forms of digital media platforms such as online and mobile social networking, have also increased the number of media choices and formats available to audiences, resulting in audience fragmentation and increased competition for advertising. The range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising than for print advertising. In addition, in the past, rates have been generally lower for mobile advertising than for desktop advertising. As a result, increasing consumer reliance on mobile devices has added, and may continue to add, additional pricing pressure. Consequently, despite continued growth in the Company’s digital advertising revenues, such revenues may not be able to replace print advertising revenue lost as a result of the shift to digital consumption.
The digital advertising market also continues to undergo changes that may further impact digital advertising revenues. Programmatic buying channels that allow advertisers to buy audiences at scale play a significant role in the advertising marketplace and have caused and may continue to cause further downward pricing pressure. New third-party delivery platforms may also lead to loss of distribution and pricing control, loss of a direct relationship with consumers and adversely affect the Company’s ability to understand its audience and/or collect and apply data for targeted advertising. The Company’s digital advertising operations also rely on a small number of significant technologies such as Google’s ad manager which, if interrupted or meaningfully changed, or if the providers leverage their power to alter the economic structure, could adversely impact advertising revenues. In addition, evolving standards for the delivery of digital advertising, as well as the development and implementation of technology, regulations, policies and practices that adversely affect the Company’s ability to deliver, target or measure the effectiveness of its advertising, including blocking, changing the location of, or obscuring, the display of advertising on websites and mobile devices, browsing incognito, blocking or deleting cookies and IP addresses, the phase-out of browser support for third party cookies and mobile operating system identifiers used for advertising purposes, as well as opt-in requirements, may also negatively impact digital advertising revenues. As the digital advertising market continues to evolve, the Company’s ability to compete successfully for advertising budgets will depend on, among other things, its ability to drive scale, engage and grow digital audiences, collect and leverage better user data, develop new digital advertising products and formats such as branded and other custom content, and video and mobile advertising, and demonstrate the value of its advertising and the effectiveness of the Company’s platforms to its advertising customers, including through more targeted, data-driven offerings.
The Company’s print and digital advertising revenue is also affected generally by overall national and local economic and business conditions, which tend to be cyclical, as well as election and other news cycles. Natural disasters, including extreme weather, pandemics (including the novel coronavirus (“COVID-19”) pandemic) and other widespread health crises or acts of terrorism have led and could continue to lead to greater economic uncertainty and reduced spending by advertisers. The Company experienced a material negative impact on advertising revenues primarily in the first half of fiscal 2021 because of weakness in the advertising market due to COVID-19. In addition, certain sectors of the economy account for a significant portion of the Company’s advertising revenues, including retail, technology and finance. Some of these sectors, such as retail, are more sensitive to weakness in economic conditions, as well as increased online competition. A decline in the economic prospects of these and other advertisers or the economy in general could alter current or prospective advertisers’ spending priorities or result in consolidation or closures across various industries, which may reduce the Company’s overall advertising revenue.
While the Company has adopted a number of strategies and initiatives to address these challenges, there can be no guarantee that its efforts will be successful. If the Company is unable to demonstrate the continuing value of its various platforms and high-quality content and brands or offer advertisers unique multi-platform advertising programs, its results may suffer. Reduced demand for the Company’s offerings, a decrease in advertising expenditures by the Company’s customers or a surplus of advertising inventory could lead to a reduction in pricing and advertising spending, which could have an adverse effect on the Company’s business, results of operations and financial condition.
The Inability to Obtain and Retain Sports, Entertainment and Other Programming Rights and Content Could Adversely Affect the Revenue of Certain of the Company’s Operating Businesses, and Costs Could Also Increase Upon Renewal.
Competition for popular programming licensed from third parties is intense, and the success of certain of the Company’s operating businesses, including its subscription television business, depends on, among other things, their ability to obtain and retain rights to desirable programming and certain related elements thereof, such as music rights, that enable them to deliver content to subscribers and audiences in the manner in which they wish to consume it and at competitive prices. The subscription television industry, including the Company’s subscription television business, has experienced higher programming costs due to, among other things, (1) increases imposed by sports, entertainment and other programmers when offering new programming or upon the expiration of existing contracts; (2) the carriage of incremental programming, including new services and SVOD programming; and (3) increased competition from other digital media companies, including streaming services, for the rights to popular or exclusive content. Certain of the Company’s operating businesses, including its subscription television business, are party to contracts for sports, entertainment and other programming rights with various third parties, including professional sports leagues and teams, television and motion picture producers and other content providers. These contracts have varying durations and renewal terms, and as they expire, renewals on favorable terms may be sought. In the course of renegotiating these and other agreements as they expire, the financial and other terms, such as exclusivity rights, under these contracts may change as a result of various reasons beyond the Company’s control, such as changes in the Company’s bargaining power or in the industry, and in order to retain or extend such rights, the Company may be required to increase the value of its offer to amounts that substantially exceed the existing contract costs. Furthermore, third parties may outbid the Company for those rights and/or for any new programming offerings. In addition, as other content providers develop their own competing services, they may be unwilling to provide the Company with access to certain content. For example, professional sports leagues or teams, as well as programmers and distributors such as ViacomCBS and Disney, have created and may continue to create their own direct-to-consumer offerings. Further, consolidation among content providers may increase the amount of content that could become unavailable to the Company and/or increase the scale and bargaining power of those providers. The loss of rights or any adverse changes to existing rights, including loss of exclusivity, may adversely affect the Company’s ability to differentiate its services and the breadth or quality of the Company’s content offerings, including the extent of the sports coverage and the availability of other popular entertainment programming offered by the Company, and lead to customer or audience dissatisfaction or, in some cases, loss of customers or audiences, which could, in turn, adversely affect its revenues. In addition, the Company’s business, results of operations and financial condition could be adversely affected if upon renewal, escalations in programming rights costs are unmatched by increases in subscriber and carriage fees and advertising rates. The long-term nature of some of the Company’s content commitments may also limit its flexibility in planning for, or reacting to changes in, business and economic conditions and the market segments in which it operates.

The Company Has Made and May Continue to Make Strategic Acquisitions, Investments and Divestitures That Introduce Significant Risks and Uncertainties.
In order to position its business to take advantage of growth opportunities, the Company has made and may continue to make strategic acquisitions and investments that involve significant risks and uncertainties. These risks and uncertainties include, among others: (1) the difficulty in integrating newly acquired businesses, operations and systems, including financial reporting, internal controls and information technology, in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other anticipated benefits, (3) the potential loss of key employees, customers and suppliers, (4) with respect to investments, risks associated with the inability to control the operations of the business, (5) the risk of diverting the attention of the Company’s senior management from the Company’s operations, (6) in the case of foreign acquisitions and investments, the impact of specific economic, tax, currency, political, legal and regulatory risks associated with the relevant countries, (7) expenses and liabilities, both known and unknown, associated with the acquired businesses or investments, (8) in some cases, increased regulation and (9) in some cases, lower liquidity as a result of the use of cash or incurrence of debt to fund such acquisition or investment. If any acquired business or investment fails to operate as anticipated or an acquired business cannot be successfully integrated with the Company’s existing businesses, the Company’s business, results of operations, financial condition and reputation could be adversely affected, and the Company may be required to record non-cash impairment charges for the write-down of certain acquired assets and investments. The Company’s ability to continue to make acquisitions depends on the availability of suitable candidates at acceptable prices and whether restrictions are imposed by regulations, and competition for certain types of acquisitions is significant.
The Company has also divested and may in the future divest certain assets or businesses that no longer fit with its strategic direction or growth targets. Divestitures involve significant risks and uncertainties that could adversely affect the Company’s business, results of operations and financial condition. These include, among others, the inability to find potential buyers on favorable terms, disruption to its business and/or diversion of management attention from other business concerns, loss of key employees, difficulties in separating the operations of the divested business, retention of certain liabilities related to the divested business and indemnification or other post-closing claims.
The Company’s Pay-TV Business Depends on a Single or Limited Number of Suppliers for Certain Key Products and Services, and Any Reduction or Interruption in the Supply of These Products and Services or a Significant Increase in Price Could Have an Adverse Effect on the Company’s Business, Results of Operations and Financial Condition.
The Company’s pay-TV business depends on a single or limited number of third party suppliers to supply certain key products and services necessary to provide its pay-TV services. In particular, the Company depends on Optus to provide all of its satellite transponder capacity and CommScope and Jonsa to supply its set-top boxes, and the Company expects its reliance on these suppliers to increase as it continues to migrate broadcast subscribers to satellite or internet delivery over the next several years. If any of these suppliers breaches or terminates its agreement with the Company or otherwise fails to perform its obligations in a timely manner, experiences operating or financial difficulties, is unable to meet demand due to component shortages, insufficient capacity or otherwise, significantly increases the amount the Company pays for necessary products or services or ceases production of any necessary product, the Company’s business, results of operations and financial condition may be adversely affected.
In addition, Telstra is the primary supplier of cable distribution capacity for the Company’s pay-TV programming and is also currently the exclusive provider of wholesale fixed voice and broadband services for the Company’s pay-TV business and the largest reseller of its cable and satellite products. Any disruption in the supply of those services or a decline in Telstra’s business could result in disruptions to the supply of, and/or reduce the number of subscribers for, the Company’s products and services, which could, in turn, adversely affect its business, results of operations and financial condition.
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
In its fiscal year ended June 30, 2021, approximately 63% of the Company’s revenues were derived outside the U.S., and the Company is focused on expanding the international scope of its operations. There are risks inherent in doing business internationally and other risks may be heightened, including (1) issues related to managing international operations; (2) economic uncertainties and volatility in local markets and political or social instability; (3) the impact of catastrophic events in relevant jurisdictions such as natural disasters, including extreme weather (which may occur with increasing frequency and intensity), pandemics (including COVID-19) and other widespread health crises or acts of terrorism; (4) compliance with international laws, regulations and policies, including foreign tax regimes and potential adverse changes thereto, foreign ownership restrictions, restrictions on repatriation of funds and foreign currency exchange, data privacy requirements such as the GDPR, foreign intellectual property laws and local labor and employment laws and regulations; (5) compliance with anti-corruption laws and regulations such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; and (6) increasing regulatory or governmental action against the Company’s products and services such as censorship or other restrictions on access, expulsion of journalists or other employees and other retaliatory actions, including as a result of trade and other disputes with the U.S. For example, Brexit may continue to adversely affect, among other things, economic and market conditions in the U.K. and the European Union, create uncertainty around doing business in the U.K. and result in additional costs and compliance obligations, including with respect to tariffs and other trade barriers, data protection and transfer, tax rates and the recruitment and retention of employees. Events or developments related to these and other risks associated with the Company’s international operations could result in reputational harm and have an adverse impact on the Company’s business, results of operations, financial condition and prospects. Challenges associated with operating globally may increase as the Company continues to expand into geographic areas that it believes represent the highest growth opportunities.
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
The Company’s pay-TV business uses satellite systems to transmit its programming to its subscribers and/or authorized sublicensees. The Company’s distribution facilities include uplinks, communications satellites and downlinks, and the Company also uses studio and transmitter facilities. Transmissions may be disrupted or degraded as a result of local disasters, including extreme weather (which may occur with increasing frequency and intensity), power outages, terrorist attacks, cyberattacks or other similar events, that damage or destroy on-ground uplinks or downlinks or studio and transmitter facilities, or as a result of damage to a satellite. Satellites are subject to significant operational and environmental risks while in orbit, including anomalies resulting from various factors such as manufacturing defects and problems with power or control systems, as well as environmental hazards such as meteoroid events, electrostatic storms and collisions with space debris. These events may result in the loss of one or more transponders on a satellite or the entire satellite and/or reduce the useful life of the satellite, which could, in turn, lead to a disruption or loss of video services to the Company’s customers. The Company does not carry commercial insurance for business disruptions or losses resulting from the foregoing events as it believes the cost of insurance premiums is uneconomical relative to the risk. Instead, the Company seeks to mitigate this risk through the maintenance of backup satellite capacity and other contingency plans. However, these steps may not be sufficient, and if the Company is unable to secure alternate distribution, studio and/or transmission facilities in a timely manner, any such disruption or loss could have an adverse effect on the Company’s business, results of operations and financial condition.

The Loss of Key Personnel, or the Failure to Attract and Retain Other Highly Qualified Personnel, Could Harm the Company’s Business.
The Company’s businesses depend upon the continued efforts, abilities and expertise of its corporate and divisional executive teams and other highly qualified employees who possess substantial business, technical and operational knowledge. The market for highly skilled personnel, including for technology-related, product development, data science, marketing and sales roles, is very competitive, and the Company cannot ensure that it will be successful in retaining these employees or hiring and training suitable additions or replacements without significant costs or delays, particularly as its focus on digital products and services increases. These risks may be further exacerbated by changes in the nature of the office environment and remote working as a result of the COVID-19 pandemic, particularly if the Company’s needs are not aligned with increased demand for flexible work arrangements or as a result of workplace culture challenges due to increased remote working. The loss of key employees, or the failure to attract and retain other highly qualified personnel, could harm the Company’s business, including the ability to execute its business strategy.
Any Significant Increase in Newsprint Costs or Disruption in the Company’s Newsprint Supply Chain or Newspaper Printing and Distribution Channels may Adversely Affect the Company’s Business, Results of Operations and Financial Condition.
Newsprint is a significant expense for the Company’s newspaper publishing units. The price of newsprint has historically been volatile, and a number of factors may cause prices to increase, including: (1) the closure and consolidation of newsprint mills or the conversion of newsprint mills to other products or grades of paper, which has reduced the number of newsprint suppliers over the years; (2) the imposition of tariffs or other restrictions on non-U.S. suppliers of paper; (3) an increase in supplier operating expenses due to rising raw material or energy costs or other factors; (4) failure to maintain the Company’s current consumption levels; and (5) the inability to maintain the Company’s existing relationships with its newsprint suppliers. The Company also relies on third party suppliers for deliveries of newsprint and on third-party printing and distribution partners to print and distribute its newspapers in a number of key areas, including printing of the Wall Street Journal, the New York Post and Barron’s in New York. Financial pressures, newspaper industry economics, labor unrest, changes in laws and regulations, trucking shortages, ocean freight and customs delays and other transportation issues, natural disasters, including extreme weather (which may occur with increasing frequency and intensity), pandemics and other widespread health crises or other circumstances affecting these third-party suppliers and print and distribution partners could lead to disruptions, reduced operations or consolidations within the Company’s newsprint supply chain and/or of third-party print sites and/or distribution routes. The Company may not be able to develop alternative providers quickly and cost-effectively, which could disrupt printing and distribution operations or increase the cost of printing and distributing the Company’s newspapers. Any significant increase in the cost of newsprint, undersupply or significant disruptions in the newsprint supply chain or newspaper printing and distribution channels could have an adverse effect on the Company’s business, results of operations and financial condition.
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

Macroeconomic and Market Risks
The COVID-19 Pandemic and Other Similar Epidemics, Pandemics or Widespread Health Crises Could Have a Material Adverse Effect on the Company’s Business, Results of Operations, Cash Flows and Financial Position.
The COVID-19 outbreak and the resulting responses of governments, businesses and consumers, have had, and may continue to have, an adverse effect on the Company’s business, results of operations, cash flows and financial position. The COVID-19 pandemic led to the implementation of unprecedented and wide-ranging measures by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of the virus, including quarantines, shelter-in-place and other social distancing orders, event cancellations, travel restrictions and orders for many businesses to curtail or cease normal operations. The impact of the COVID-19 pandemic and measures to prevent its spread caused significant and prolonged unemployment and a decline in consumer confidence and created significant economic volatility, uncertainty and disruption. Other epidemics, pandemics or widespread health crises may have similar effects.
During fiscal 2021, particularly in the first half, the COVID-19 pandemic continued to impact the Company’s businesses, although the impacts moderated relative to fiscal 2020. For example, business restrictions and shelter-in-place orders caused a decline in print newspaper volumes, while postponements and cancellations of sports events negatively impacted commercial subscription revenues and broadcast and Kayo subscribers. Advertising revenues also declined due to the resulting economic downturn. While the Company saw growth in other areas, including digital subscribers at its newspaper businesses, book sales at its Book Publishing segment and audience growth at realtor.com®, driven in part by pandemic-related circumstances and the news environment, this growth may not be sustainable.
In response to the COVID-19 pandemic, the Company instituted remote working arrangements for a substantial majority of its employees. While these arrangements have not materially affected the Company’s ability to maintain its business operations to date, these work arrangements could, in the future, strain the Company’s business continuity plans, introduce operational risk, including cybersecurity risks or risks to the effectiveness of the Company’s internal controls, and affect the Company’s productivity and ability to manage its business and perform critical functions.
The ultimate impact of the COVID-19 pandemic and other similar epidemics, pandemics or widespread health crises will depend on, among other things, the severity, duration, spread and any reoccurrence of such crises, the impact of governmental actions and business and consumer behavior in response, the effectiveness of actions taken to contain or mitigate outbreaks and prevent or limit any reoccurrence, including the development, availability and public acceptance of effective treatments and vaccines, the resulting global economic conditions and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted. In addition, the COVID-19 pandemic and other similar epidemics, pandemics or widespread health crises may amplify many of the other risk factors disclosed elsewhere in this “Item 1A. Risk Factors.”
Weak Domestic and Global Economic Conditions and Volatility and Disruption in the Financial and Other Markets May Adversely Affect the Company’s Business.
The U.S. and global economies have undergone, and may in the future experience, periods of economic and market weakness and uncertainty, including as a result of the COVID-19 pandemic, trade disputes between a number of countries and higher inflation. These conditions have resulted in, among other things, a tightening of, and in some cases more limited access to, the credit and capital markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, lower consumer net worth and a decline in the real estate market. Such weakness and uncertainty and associated market disruptions have often led to broader, prolonged economic downturns that have historically resulted in lower advertising expenditures, lower demand for the Company’s products and services and unfavorable changes in the mix of products and services purchased and have adversely affected the Company’s business, results of operations, financial condition and liquidity. Any continued or recurring economic weakness is likely to have a similar impact on the Company’s business and reduce its circulation and subscription, advertising, real estate, consumer and other revenues and otherwise negatively impact the performance of its businesses. The Company is particularly exposed to certain Australian business risks, including specific Australian legal and regulatory risks, consumer preferences and competition, because it holds a substantial amount of Australian assets and generated approximately 42% of its fiscal 2021 revenues from Australia. As a result, the Company’s business, results of operations and financial condition may be adversely affected by negative developments in the Australian market, including, for example, weakness in the Australian residential real estate market which has led, and may in the future lead, to lower listing volumes at REA Group. The Company also generated approximately 14% of its fiscal 2021 revenues from the U.K., which continues to experience political, regulatory, economic and market uncertainty following its exit from the European Union, commonly referred to as “Brexit.” While the U.K. and the European Union have entered into a trade and cooperation agreement, which provides a framework for the U.K.’s future relationship with the European Union, significant political and economic uncertainty remains as both parties continue to work on the rules for implementation. The impact on the Company’s business of any treaties, laws and regulations that replace the existing European Union counterparts, or other governmental or regulatory actions taken by the U.K. or the European Union in connection with or subsequent to Brexit, cannot be predicted, including whether or not regulators will continue to approve or impose material conditions on the Company’s business activities. In addition, Brexit may lead to a downturn in the U.K. or other European economies and could lead to lower access to European markets, in general. Any of these effects, and others the Company cannot anticipate, could have a material adverse effect on its businesses in the U.K. and elsewhere.
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
Fluctuations in Foreign Currency Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.
The Company is exposed to foreign currency exchange rate risk with respect to its consolidated debt when the debt is denominated in a currency other than the functional currency of the operations whose cash flows support the ability to repay or refinance such debt. As of June 30, 2021, the Foxtel operating subsidiaries, whose functional currency is Australian dollars, had approximately $354 million aggregate principal amount of outstanding indebtedness denominated in U.S. dollars. The Company’s policy is to hedge against the risk of foreign currency exchange rate movements with respect to this exposure where commercially reasonable. However, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties to those arrangements.
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
Risks Related to Information Technology, Cybersecurity and Data Protection
The Company Relies on Network and Information Systems and Other Technology Whose Failure or Misuse Could Cause a Disruption of Services or Loss, Improper Access to or Disclosure of Personal Data, Business Information, Including Intellectual Property, or Other Confidential Information, Resulting in Increased Costs, Loss of Revenue, Reputational Damage or Other Harm to the Company’s Business.
Network and information systems and other technologies, including those related to the Company’s content delivery networks and network management, are important to its business activities and contain the Company’s proprietary, confidential and sensitive business information, including personal data of its customers and personnel. The Company also relies on third party providers for certain technology and “cloud-based” systems and services that support a variety of business operations. Network and information systems-related events affecting the Company’s systems, or those of third parties upon which the Company’s business relies, such as computer compromises, cyber threats and attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, ransomware and denial of service attacks, malicious social engineering or other malicious activities by individuals or state-sponsored or other groups, or any combination of the foregoing, as well as power and internet outages, equipment failure, natural disasters, including extreme weather (which may occur with increasing frequency and intensity), terrorist activities, war, human or technological error or malfeasance that may affect such systems, could result in disruption of the Company’s services and business and/or loss, corruption, improper access to or disclosure of personal data, business information, including intellectual property, or other confidential information. Unauthorized parties may also fraudulently induce the Company’s employees or other agents to disclose sensitive or confidential information in order to gain access to the Company’s systems, facilities or data, or those of third parties with whom the Company does business. In addition, any design or manufacturing defects in, or the improper implementation of, hardware or software applications the Company develops or procures from third parties could unexpectedly disrupt the Company’s network and information systems or compromise information security. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery and business continuity planning may not be sufficient to address all potential cyber events or other disruptions.
In recent years, there has been a significant rise in the number of cyberattacks on companies’ network and information systems, and such attacks are becoming increasingly more sophisticated, targeted and difficult to detect and prevent against. As a result of the COVID-19 pandemic, remote work and remote access to the Company’s systems has increased significantly, which may adversely impact the effectiveness of the Company’s security measures. Consequently, the risks associated with such an event continue to increase, particularly as the Company’s digital businesses expand. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and incidents, none of which have been material to the Company to date, individually or in the aggregate. However, there is no assurance that there will not be a cybersecurity threat or incident that has a material adverse effect in the future. While the Company and its vendors have developed and implemented security measures and internal controls that are designed to protect personal data, business information, including intellectual property, and other confidential information, to prevent system disruption, data loss or corruption, and to prevent or detect security breaches, such measures may not be successful in preventing these events from occurring, particularly given that techniques used to access, disable or degrade service, or sabotage systems change frequently. Additionally, it may be difficult to detect and defend against certain threats and vulnerabilities that can persist over extended periods of time. Any network and information systems-related events could require the Company to expend significant resources to remedy such event. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. While the Company maintains cyber risk insurance, this insurance may not be sufficient to cover all losses from any future breaches of the Company’s systems and does not extend to reputational damage or costs incurred to improve or strengthen systems against future incidents. Cyber risk insurance has also become more difficult and expensive to obtain, and the Company cannot be certain that its current level of insurance or the breadth of its terms and conditions will continue to be available on economically reasonable terms.
A significant failure, compromise, breach or interruption of the Company’s systems, or those of third parties upon which its business relies, could result in a disruption of its operations, including degradation or disruption of service, equipment damage, customer, audience or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations and enforcement actions, lawsuits, remediation costs, a loss of or inability to attract new customers, audience, advertisers or business partners or loss of revenues and other financial losses. If any such failure, compromise, breach, interruption or similar event results in improper access to or disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including financial, personal and credit card data, as well as confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy, as well as private individual or class action lawsuits. The Company may also be required to notify certain governmental agencies and/or regulators (including the appropriate EU supervisory authority) about any actual or perceived data security breach, as well as the individuals who are affected by any such incident, within strict time periods. In addition, media or other reports of perceived security vulnerabilities in the Company’s systems or those of third parties upon which its business relies, even if nothing has actually been attempted or occurred, could also adversely impact the Company’s brand and reputation and materially affect its business, results of operations and financial condition.
Failure to Comply with Complex and Evolving U.S. and Foreign Laws and Regulations Regarding Privacy, Data Use and Data Protection Could Have an Adverse Effect on the Company’s Business, Financial Condition and Results of Operations.
The Company’s business activities are subject to various and increasing laws and regulations in the United States and internationally governing the collection, use, sharing, protection and retention of personal data, which have implications for how such data is managed. Many of these laws and regulations are increasingly complex and continue to evolve, and substantial uncertainty surrounds their scope and application. Moreover, data privacy and security laws may potentially conflict from jurisdiction to jurisdiction. Complying with these laws and regulations could be costly and resource-intensive, require the Company to change its business practices, or limit or restrict aspects of the Company’s business in a manner adverse to its business operations, including by inhibiting or preventing the collection of information that would enable it to provide more targeted, data-driven advertising offerings. The Company’s failure to comply, even if inadvertent or in good faith, or as a result of a compromise, breach or interruption of the Company’s systems by a third party, could result in exposure to enforcement by U.S. federal, state or local or foreign governments or private parties, as well as significant negative publicity and reputational damage. Examples of such laws include the European Union’s GDPR and the UK DPA, each of which expands the regulation of personal data processing throughout the European Union and the U.K., respectively, and significantly increases maximum penalties for non-compliance, California’s CCPA and forthcoming CPRA and Virginia’s CDPA, which establish certain transparency rules, put greater restrictions on the collection, use and sharing of personal information of their respective state residents and provide such residents with certain rights regarding their personal information. See “Governmental Regulation—Data Privacy and Security” for more information.
Risks Related to Financial Results and Position
The Indebtedness of the Company and Certain of its Subsidiaries may Affect their Ability to Operate their Businesses, and may have a Material Adverse Effect on the Company’s Financial Condition and Results of Operations. The Company and its Subsidiaries may be able to Incur Substantially More Debt, which Could Further Exacerbate the Risks Described Herein.
As of June 30, 2021, News Corp had $2.15 billion of total outstanding indebtedness (excluding related party debt) with maturities ranging from fiscal 2023 through fiscal 2029, including $854 million and $314 million, respectively, of indebtedness held by its non-wholly owned subsidiaries, Foxtel and REA Group (collectively with News Corp, the “Debtors”). The indebtedness of the Debtors and the terms of their financing arrangements could: (1) limit their ability to obtain additional financing in the future; (2) make it more difficult for them to satisfy their obligations under the terms of their financing arrangements, including the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents (collectively, the “Debt Documents”); (3) limit their ability to refinance their indebtedness on terms acceptable to them or at all; (4) limit their flexibility to plan for and adjust to changing business and market conditions in the industries in which they operate and increase their vulnerability to general adverse economic and industry conditions; (5) require them to dedicate a substantial portion of their cash flow to make interest and principal payments on their debt, thereby limiting the availability of their cash flow to fund future investments, capital expenditures, working capital, business activities, acquisitions and other general corporate requirements; (6) subject them to higher levels of indebtedness than their competitors, which may cause a competitive disadvantage and may reduce their flexibility in responding to increased competition; and (7) in the case of the Company’s fixed rate indebtedness, which includes prepayment penalties, diminish the Company’s ability to benefit from any future decrease in interest rates.
The ability of the Debtors to satisfy their debt service obligations (including any repurchase obligations) and to fund other cash needs will depend on the Debtors’ future performance and other factors such as changes in interest rates affecting the Debtors’ variable rate indebtedness. Although the Company hedges a portion of this interest rate exposure, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties. If the Debtors do not generate enough cash to pay their debt service obligations and fund their other cash requirements, they may be required to restructure or refinance all or part of their existing debt, sell assets, borrow more money or raise additional equity, any or all of which may not be available on reasonable terms or at all. The Company and its subsidiaries, including the Debtors, may also be able to incur substantial additional indebtedness in the future, which could exacerbate the effects described elsewhere in this “Item 1A. Risk Factors.”
In addition, the Debtors’ outstanding Debt Documents contain financial and operating covenants that may limit their operational and financial flexibility. These covenants include compliance with, or maintenance of, certain financial tests and ratios and may, depending on the applicable Debtor and subject to certain exceptions, restrict or prohibit such Debtor and/or its subsidiaries from, among other things, incurring or guaranteeing debt, undertaking certain transactions (including certain investments and acquisitions), disposing of certain properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of certain other loans, undergoing fundamental business changes and/or paying dividends or making other restricted payments and investments. Various risks, uncertainties and events beyond the Debtors’ control could affect their ability to comply with these restrictions and covenants. In the event any of these covenants are breached and such breach results in a default under any Debt Documents, the lenders or noteholders, as applicable, may accelerate the maturity of the indebtedness under the applicable Debt Documents, which could result in a cross-default under other outstanding Debt Documents and could have a material adverse impact on the Company’s business, results of operation and financial condition.
The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.
As a result of changes in the Company’s industry and market conditions, the Company has recognized, and may in the future recognize, impairment charges for write-downs of goodwill, intangible assets, investments and other long-lived assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s results of operations and, in the case of cash restructuring charges, its financial condition. Impairments and restructuring charges may also negatively impact the Company’s taxes, including its ability to realize its deferred tax assets and deduct certain interest costs. The Company’s management must regularly evaluate the carrying value of goodwill and other intangible assets expected to contribute indefinitely to the Company’s cash flows in order to determine whether, based on projected discounted future cash flows and other market assumptions, the carrying value for such assets exceeds current fair value and the Company should recognize an impairment. In accordance with GAAP, the Company performs an annual impairment assessment of its recorded goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year. The Company also continually evaluates whether current factors or indicators, such as prevailing conditions in the business environment, credit and capital markets or the economy generally and actual or projected operating results, require the performance of an interim impairment assessment of those assets, as well as other investments and long-lived assets, or require the Company to engage in any additional business restructurings to address these conditions. For example, any significant shortfall, now or in the future, in advertising revenue or subscribers, the expected popularity of the content for which the Company has acquired rights and/or consumer acceptance of its products could lead to a downward revision in the fair value of certain reporting units. Any downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or other long-lived assets could result in additional impairments for which non-cash charges would be required, and any such charge could be material to the Company’s reported results of operations. The Company may also incur additional restructuring charges in the future if it is required to further realign its resources in response to significant shortfalls in revenue or other adverse trends.
The Company Could Be Subject to Significant Additional Tax Liabilities, which Could Adversely Affect its Operating Results and Financial Condition.
The Company is subject to taxation in U.S. federal, state and local jurisdictions and various non-U.S. jurisdictions, including Australia and the U.K. The Company’s effective tax rate is impacted by the tax laws, regulations, practices and interpretations in the jurisdictions in which it operates and may fluctuate significantly from period to period depending on, among other things, the geographic mix of the Company’s profits and losses, changes in tax laws and regulations or their application and interpretation, the outcome of tax audits and changes in valuation allowances associated with the Company’s deferred tax assets. New proposals at the U.S. federal level to increase the U.S. corporate tax rate and minimum taxes on non-U.S. income could, if enacted, have an adverse impact on the Company’s future tax rate and increase its tax provision. The Company may be required to record additional valuation allowances if, among other things, adverse economic conditions negatively impact the Company’s ability to realize its deferred tax assets. Evaluating and estimating the Company’s tax provision, current and deferred tax assets and liabilities and other tax accruals requires significant management judgment, and there are often transactions for which the ultimate tax determination is uncertain.
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
The Organization for Economic Cooperation and Development (OECD) continues to develop a framework of globally coordinated reforms to address the tax challenges arising from globalization and the digitalization of the economy, including expanded taxing rights for countries and the adoption of a global minimum taxation regime. The scope and application of the framework continues to evolve, and its outcome may alter aspects of how the Company’s tax obligations are determined in countries in which it does business. Several jurisdictions have separately enacted new digital services taxes which have had limited impact on the Company’s overall tax obligations, however, the Company continues to monitor proposals as they are introduced. If new taxes on digital services are imposed on the Company, it could have an adverse impact on its business and financial performance.
Risks Related to Legal and Regulatory Matters
Adverse Results from Litigation or Other Proceedings Could Impact the Company’s Business Practices and Operating Results.
From time to time, the Company is party to litigation, as well as to regulatory and other proceedings with governmental authorities and administrative agencies, including with respect to antitrust, tax, data privacy and security, intellectual property, employment and other matters. See Note 16 to the Financial Statements for a discussion of certain matters. The outcome of these matters and other litigation and proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages, injunctive relief or settlement costs that could adversely affect the Company’s results of operations or financial condition as well as the Company’s ability to conduct its business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel and other factors.

The Company’s Business Could Be Adversely Impacted by Changes in Law, Governmental Policy and Regulation.
Various aspects of the Company’s activities are subject to regulation in numerous jurisdictions around the world, and the introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed, and changes in the enforcement of existing laws and regulations in those countries, could have a negative impact on its interests. For example, the Company’s Australian operating businesses may be adversely affected by changes in government policy, regulation or legislation, or the application or enforcement thereof, applying to companies in the Australian media industry or to Australian companies in general. See “Governmental Regulation—Australian Media Regulation” for more information. In addition, the Company’s newspaper publishing businesses in the U.K. are subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, and the Company’s radio stations in the U.K. and Ireland are subject to governmental regulation by the relevant broadcast authorities. See “Governmental Regulation—U.K. Press Regulation” and “—U.K. Radio Broadcasting Regulation,” respectively, for more information. Laws and regulations may vary between local, state, federal and international jurisdictions, and the enforcement of those laws and regulations may be inconsistent and unpredictable. The Company may incur substantial costs or be required to change its business practices in order to comply with applicable laws and regulations and could incur substantial penalties or other liabilities in the event of any failure to comply.
Risks Related to Intellectual Property
Theft of the Company’s Content, including Digital Piracy and Signal Theft, may Decrease Revenue and Adversely Affect the Company’s Business and Profitability.
The Company’s success depends in part on its ability to maintain and monetize the intellectual property rights in its content, and theft of its brands, programming, digital content, books and other copyrighted material affects the value of its content. Developments in technology, including the wide availability of higher internet bandwidth and reduced storage costs, increase the threat of content piracy by making it easier to stream, duplicate and widely distribute pirated material, including from other less-regulated countries into the Company’s primary markets. The Company seeks to limit the threat of content piracy by, among other means, preventing unauthorized access to its content through the use of programming content encryption, signal encryption and other security access devices and digital rights management software, as well as by obtaining site blocking orders against pirate streaming and torrent sites and a variety of other actions. However, these efforts may be costly and are not always successful, particularly as infringers continue to develop tools that undermine security features and enable them to disguise their identities online. The proliferation of unauthorized use of the Company’s content undermines lawful distribution channels and reduces the revenue that the Company could receive from the legitimate sale and distribution of its content. Protection of the Company’s intellectual property rights is dependent on the scope and duration of its rights as defined by applicable laws in the U.S. and abroad, and if those laws are drafted or interpreted in ways that limit the extent or duration of the Company’s rights, or if existing laws are changed or not effectively enforced, the Company’s ability to generate revenue from its intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. In addition, the failure of legal and technological protections to evolve as piracy and associated technological tools become more sophisticated could make it more difficult for the Company to adequately protect its intellectual property, which could, in turn, negatively impact its value and further increase the Company’s enforcement costs.
Failure by the Company to Protect Certain Intellectual Property and Brands, or Infringement Claims by Third Parties, Could Adversely Impact the Company’s Business, Results of Operation and Financial Condition.
The Company’s businesses rely on a combination of trademarks, trade names, copyrights, patents, domain names, trade secrets and other proprietary rights, as well as licenses, confidentiality agreements and other contractual arrangements, to establish, obtain and protect the intellectual property and brand names used in their businesses. The Company believes its proprietary trademarks, trade names, copyrights, patents, domain names, trade secrets and other intellectual property rights are important to its continued success and its competitive position. However, the Company cannot ensure that these intellectual property rights or those of its licensors (including licenses relating to sports programming rights, set-top box technology and related systems, the NAR License and the Fox Licenses) and suppliers will be enforced or upheld if challenged or that these rights will protect the Company against infringement claims by third parties, and effective intellectual property protection may not be available in every country or region in which the Company operates or where its products and services are available. Efforts to protect and enforce the Company’s intellectual property rights may be costly, and any failure by the Company or its licensors and suppliers to effectively protect and enforce its or their intellectual property or brands, or any infringement claims by third parties, could adversely impact the Company’s business, results of operations or financial condition. Claims of intellectual property infringement could require the Company to enter into royalty or licensing agreements on unfavorable terms (if such agreements are available at all), require the Company to spend substantial sums to defend against or settle such claims or to satisfy any judgment rendered against it, or cease any further use of the applicable intellectual property, which could in turn require the

Company to change its business practices or offerings and limit its ability to compete effectively. Even if the Company believes any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from its business. In addition, the Company may be contractually required to indemnify other parties against liabilities arising out of any third party infringement claims.
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
Certain of the Company’s Directors and Officers May Have Actual or Potential Conflicts of Interest Because of Their Equity Ownership in Fox Corporation (“FOX”) and/or Because They Also Serve as Officers and/or on the Board of Directors of FOX, Which May Result in the Diversion of Certain Corporate Opportunities to FOX.
Certain of the Company’s directors and executive officers own shares of FOX’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of the Company’s officers and directors also serve as officers and/or as directors of FOX, including K. Rupert Murdoch, who serves as the Company’s Executive Chairman and Chairman of FOX, and Lachlan K. Murdoch, who serves as the Company’s Co-Chairman and Executive Chairman and Chief Executive Officer of FOX. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for the Company and FOX. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Company and FOX regarding the terms of the agreements governing the indemnification of certain matters. In addition to any other arrangements that the Company and FOX may agree to implement, the Company and FOX agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.
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
Certain Provisions of the Company’s Restated Certificate of Incorporation and Amended and Restated By-laws, the Company’s Fourth Amended and Restated Stockholder Rights Agreement and the Ownership of the Company’s Common Stock by the Murdoch Family Trust May Discourage Takeovers, and the Concentration of Ownership Will Affect the Voting Results of Matters Submitted for Stockholder Approval.
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
•special stockholders’ meeting to be called only by the Board of Directors, the Chairman or a Vice or Deputy Chairman of the Board of Directors, or the holders of not less than 20% of the voting power of the Company’s outstanding voting stock;
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
In addition, in connection with the Separation, the Company’s Board of Directors adopted a stockholder rights agreement, which it extended in June 2014, June 2015, June 2018 and again in June 2021. Pursuant to the fourth amended and restated stockholder rights agreement, each outstanding share of the Company’s common stock has attached to it a right entitling its holder to purchase from the Company additional shares of its Class A Common Stock and Class B Common Stock in the event that a person or group acquires beneficial ownership of 15% or more of the then-outstanding Class B Common Stock without approval of the Company’s Board of Directors, subject to exceptions for persons beneficially owning 15% or more of the Company’s Class B Common Stock immediately following the Separation. The stockholder rights agreement could make it more difficult for a third-party to acquire the Company’s voting common stock without the approval of its Board of Directors. The rights expire on June 18, 2022, except as otherwise provided in the rights agreement. Further, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.4% of the Company’s Class B Common Stock as of June 30, 2021, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional one percent of the Company’s Class B Common Stock and less than one percent of the Company’s Class A Common Stock as of June 30, 2021. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.4% of the Company’s Class B Common Stock as of June 30, 2021. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the Murdoch Family Trust increases the likelihood that proposals submitted for stockholder approval that are supported by the Murdoch Family Trust will be adopted and proposals that the Murdoch Family Trust does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. Furthermore, the adoption of the fourth amended and restated stockholder rights agreement will prevent, unless the Company’s Board of Directors otherwise determines at the time, other potential stockholders from acquiring a similar ownership position in the Company’s Class B Common Stock and, accordingly, could prevent a meaningful challenge to the Murdoch Family Trust’s influence over matters submitted for stockholder approval.
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
United States
The Company’s principal real properties in the U.S. are the following:
(a)The leased U.S. headquarters of the Company, located at 1211 Avenue of the Americas, New York, New York. The space includes the executive and corporate offices of the Company, the executive and editorial offices of Dow Jones and the editorial offices of the Post;
(b)The leased offices of HarperCollins U.S. in New York, New York;
(c)The leased offices of HarperCollins U.S. in Scranton, Pennsylvania;
(d)The leased offices of Move in Santa Clara, California;
(e)The office space campus owned by the Company in South Brunswick, New Jersey; and
(f)The leased offices of Opcity in Austin, Texas.
Europe
The Company’s principal real properties in Europe are the following:
(a)The leased headquarters and editorial offices of the London operations of News UK, Dow Jones and HarperCollins and the broadcast studios for the Company’s U.K. radio stations at The News Building, 1 London Bridge Street, London, England;
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
ITEM 3. LEGAL PROCEEDINGS
See Note 16—Commitments and Contingencies in the accompanying Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The Nasdaq Global Select Market (“Nasdaq”), its principal market, under the symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A Common Stock and Class B Common Stock are listed and traded on the Australian Securities Exchange (“ASX”) under the symbols “NWSLV” and “NWS,” respectively. As of July 30, 2021, there were approximately 17,000 holders of record of shares of Class A Common Stock and 400 holders of record of shares of Class B Common Stock.
Dividends
For information regarding dividends, see Note 12—Stockholders' Equity in the accompanying Consolidated Financial Statements.
Issuer Purchases of Equity Securities
In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the fiscal years ended June 30, 2021, 2020 and 2019. Over the life of the program through July 30, 2021, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of July 30, 2021 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.
The Company did not purchase any of its Class A or Class B Common Stock during the fiscal years ended June 30, 2021, 2020 and 2019.
ITEM 6.    [RESERVED]
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the Company’s strategy and strategic initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K (the “Annual Report”). The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the Consolidated Financial Statements of News Corporation and related notes set forth elsewhere in this Annual Report.
The following discussion and analysis omits discussion of fiscal 2019. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 for a discussion on fiscal 2019.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Businesses—This section provides a general description of the Company’s businesses, as well as developments that occurred during the two fiscal years ended June 30, 2021 and through the date of this filing that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the two fiscal years ended June 30, 2021. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed. The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2021 and 2020 each included 52 weeks.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the two fiscal years ended June 30, 2021, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of June 30, 2021.
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

OVERVIEW OF THE COMPANY’S BUSINESSES
The Company manages and reports its businesses in the following six segments:
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.4% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, and property portals in India and East Asia. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.
Move is a leading provider of digital real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products as well as its referral-based services. Move also offers online tools and services to do-it-yourself landlords and tenants, as well as professional software and services products.
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider, with nearly 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group also operates BINGE, its on-demand entertainment streaming service, and Foxtel Now, a streaming service that provides access across Foxtel's live and on-demand content.
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
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, applications, or apps, for mobile devices, tablets and e-book readers, newsletters, magazines, proprietary databases, live journalism, video and podcasts. The Dow Jones segment’s products, which target individual consumers and enterprise customers, include The Wall Street Journal, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Barron’s, MarketWatch and Investor’s Business Daily.
•Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 17 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, George Orwell, Agatha Christie and Zora Neale Hurston, as well as global author brands including J.R.R. Tolkien, C.S. Lewis, Daniel Silva, Karin Slaughter and Dr. Martin Luther King, Jr. It is also home to many beloved children’s books and authors and a significant Christian publishing business.
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
•Other—The Other segment consists primarily of general corporate overhead expenses, costs related to the U.K. Newspaper Matters (as defined in Note 16—Commitments and Contingencies to the Consolidated Financial Statements) and transformation costs associated with the Company’s ongoing cost reduction initiatives.

Digital Real Estate Services
The Digital Real Estate Services segment generates revenue through property and property-related advertising and services, including: the sale of real estate listing and lead generation products and referral-based services to agents, brokers and developers; real estate-related and property rental-related services; display advertising on residential real estate and commercial property sites; and residential property data services to the financial sector. The Digital Real Estate Services segment also generates revenue through licenses of certain professional software products on a subscription basis and fees and commissions from referrals generated through its end-to-end digital property search and financing offering and mortgage broking services. Significant expenses associated with these sites, services and software solutions include development costs, advertising and promotional expenses, hosting and support services, salaries, broker commissions, employee benefits and other routine overhead expenses.
Consumers overwhelmingly turn to the internet and mobile devices for real estate information and services. The Digital Real Estate Services segment’s success depends on its continued innovation to provide products and services that are useful for consumers and real estate, mortgage and financial services professionals and attractive to its advertisers. The Digital Real Estate Services segment operates in a highly competitive digital environment with other operators of real estate and property websites and mobile apps.
Subscription Video Services
The Company’s Subscription Video Services segment consists of (i) its 65% interest in the Foxtel Group and (ii) ANC. The Foxtel Group is the largest Australian-based subscription television provider through its Foxtel pay-TV and Kayo Sports, BINGE and Foxtel Now streaming services. The Foxtel Group generates revenue primarily through subscription revenue as well as advertising revenue.
The Foxtel Group competes for audiences primarily with a variety of other video content providers, such as traditional Free-To-Air (“FTA”) TV operators in Australia, including the three major commercial FTA networks and two major government-funded FTA broadcasters, and content providers that deliver video programming over the internet. These providers include, Internet Protocol television, or IPTV, subscription video-on-demand and broadcast video-on-demand providers; streaming services offered through digital media providers; as well as programmers and distributors that provide content directly to consumers over the internet.
ANC operates the SKY NEWS network, Australia’s 24-hour multi-channel, multi-platform news service, and also owns and operates the Australia Channel IPTV service for international markets. Revenue is primarily derived from monthly affiliate fees received from pay-TV providers based on the number of subscribers and advertising.
The most significant operating expenses of the Subscription Video Services segment are the acquisition and production expenses related to programming, the expenses related to operating the technical facilities of the broadcast operations, expenses related to cable, satellite, internet and broadband transmission costs and studio and engineering expense. The expenses associated with licensing certain sports programming rights are recognized during the applicable season or event, which can cause results at the Subscription Video Services segment to fluctuate based on the timing and mix of the Foxtel Group’s local and international sports programming. Sports programming rights costs associated with a dedicated channel are amortized over 12 months. Other expenses include subscriber acquisition costs such as sales costs and marketing and promotional expenses related to improving the market visibility and awareness of the channels and their programming. Additional expenses include salaries, employee benefits, rent and other routine overhead expenses.
Dow Jones
The Dow Jones segment’s products target individual consumers and enterprise customers. Revenue from the Dow Jones segment’s consumer business is derived primarily from circulation, which includes subscription and single-copy sales of its digital and print consumer products, the sale of digital and print advertising, licensing fees for its print and digital consumer content and participation fees for its live journalism events. Circulation revenues are dependent on the content of the Dow Jones segment’s consumer products, prices of its and/or competitors’ products, as well as promotional activities and news cycles. Advertising revenue is dependent on a number of factors, including demand for the Dow Jones segment’s consumer products, general economic and business conditions, demographics of the customer base, advertising rates and effectiveness and brand strength and reputation. Advertising revenues are also subject to seasonality, with revenues typically highest in the Company's second fiscal quarter due to the end-of-year holiday season. In addition, the traditional consumer print business faces challenges from alternative media formats and shifting consumer preferences, which have adversely affected, and are expected to continue to adversely affect, both print circulation and advertising revenues. Advertising, in particular, has been impacted by long-term structural movements in advertising spending from print to digital. The increasing range of advertising choices and formats has resulted in audience fragmentation and increased competition. Technologies and policies have also been and will continue to be developed and implemented that may make it more difficult to target and measure the effectiveness of digital advertising or allow users to block advertising on websites and mobile devices, which may impact digital advertising rates or revenues. As a multi-platform news provider, the Dow Jones segment recognizes the importance of maximizing revenues from a variety of media formats and platforms, both in terms of paid-for content and in new advertising models, and continues to invest in its digital and other products, which represent an increasingly larger share of revenues at its consumer business. Mobile devices, their related apps and other technologies, provide continued opportunities for the Dow Jones segment to make its content available to a new audience of readers, introduce new or different pricing schemes and develop its products to continue to attract advertisers and/or affect the relationship between content providers and consumers. The Dow Jones segment continues to develop and implement strategies to exploit its content across a variety of media channels and platforms, including leveraging its content through licensing arrangements with third-party distribution platforms and growing its live journalism events business, which has been affected in recent periods by uncertainty, cancellations and postponements caused by the novel coronavirus (”COVID-19”) pandemic and new revenue models for virtual events.
Operating expenses for the consumer business include costs related to paper, production, distribution, third party printing, editorial and commissions. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overheads. The costs associated with printing and distributing newspapers, including paper prices and delivery costs, are key operating expenses whose fluctuations can have a material effect on the results of the Dow Jones segment’s consumer business. The consumer business is affected by the cyclical increases and decreases in the price of paper and other factors that may affect paper prices, including tariffs or other restrictions on non-U.S. paper suppliers. In addition, the Dow Jones segment relies on third parties for much of the printing and distribution of its print products. Long-term structural movements from print to digital and the more immediate, as well as longer term, economic impacts of COVID-19 present challenges to the financial and operational stability of these third parties which could, in turn, increase the cost of printing and distributing the Company's newspapers.
The Dow Jones segment’s consumer products compete for consumers, audience and advertising with other local and national newspapers, web and app-based media, magazines, investment tools, social media sources and podcasts, as well as other media such as television, radio stations and outdoor displays. As a result of rapidly changing and evolving technologies, distribution platforms and business models, and corresponding changes in consumer behavior, the consumer business continues to face increasing competition for both circulation and advertising revenue, including from a variety of alternative news and information sources. These include both paid and free websites, digital apps, news aggregators, blogs, podcasts, search engines, social media networks, programmatic advertising buying channels, as well as other emerging media and distribution platforms, including off-platform distribution of its products.
The Dow Jones segment’s professional information business, which targets enterprise customers, derives revenue primarily from subscriptions to its professional information products. The professional information business serves enterprise customers with products that combine news and information with technology and tools that inform decisions and aid awareness, research and understanding. The success of the professional information business depends on its ability to provide products, services, applications and functionalities that meet the needs of its enterprise customers, who operate in information-intensive and oftentimes highly regulated industries such as finance and insurance. The professional information business must also anticipate and respond to industry trends and regulatory and technological changes.
Significant expenses for the professional information business include development costs, sales and marketing expenses, hosting and support services, royalties, salaries, consulting and professional fees, sales commissions, employee benefits and other routine overhead expenses.
The Dow Jones segment’s professional information products compete with various information service providers, compliance data providers and global financial newswires, including Reuters News, LexisNexis and Refinitiv, as well as many other providers of news, information and compliance data.
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
News Media
Revenue at the News Media segment is derived primarily from the sale of advertising, circulation and subscriptions, as well as licensing. Adverse changes in general market conditions for advertising, including as a result of COVID-19, continue to affect revenues. Advertising revenues at the News Media segment are also subject to seasonality, with revenues typically being highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies. Circulation and subscription revenues can be greatly affected by changes in the prices of the Company’s and/or competitors’ products, as well as by promotional activities and news cycles.
Operating expenses include costs related to paper, production, distribution, third party printing, editorial, commissions, technology and radio sports rights. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead.
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
The News Media segment's traditional print business faces challenges from alternative media formats and shifting consumer preferences. The News Media segment is also exposed to the impact of long-term structural movements in advertising spending, in particular, the move from print to digital. These alternative media formats could impact the segment’s overall performance, positively or negatively. In addition, technologies and policies have been and will continue to be developed and implemented that may make it more difficult to target and measure the effectiveness of digital advertising or allow users to block advertising on websites and mobile devices, which may impact digital advertising rates or revenues.
As multi-platform news providers, the businesses within the News Media segment recognize the importance of maximizing revenues from a variety of media formats and platforms, both in terms of paid-for content and in new advertising models, and continue to invest in their digital products. Mobile devices, their related apps and other technologies, provide continued opportunities for the businesses within the News Media segment to make their content available to a new audience of readers, introduce new or different pricing schemes and develop their products to continue to attract advertisers and/or affect the relationship between content providers and consumers. The businesses within the News Media segment continue to develop and implement strategies to exploit their content across a variety of media channels and platforms.
Other
The Other segment primarily consists of general corporate overhead expenses, costs related to the U.K. Newspaper Matters and transformation costs associated with the Company’s ongoing cost reduction initiatives.
Other Business Developments
Fiscal 2021
REA Group sale of Malaysia and Thailand businesses
In August 2021, REA Group acquired an 18% interest (16.6% on a diluted basis) in PropertyGuru Pte. Ltd. (“PropertyGuru”), a leading digital property technology company operating marketplaces in Southeast Asia, in exchange for all shares of REA

Group’s entities in Malaysia and Thailand. The transaction was completed after REA Group entered into an agreement to sell its 27% interest in its existing venture with 99.co. The transaction will create a leading digital real estate services company in Southeast Asia and create new opportunities for collaboration and access to a deeper pool of expertise, technology and investment in the region. REA Group received one seat on the board of directors of PropertyGuru as part of the transaction.
Agreement to acquire OPIS
In July 2021, the Company entered into an agreement to acquire the Oil Price Information Service business and related assets (“OPIS”) from S&P Global Inc. (“S&P”) and IHS Markit Ltd. (“IHS”) for $1.15 billion in cash, subject to customary purchase price adjustments. OPIS is a global industry standard for benchmark and reference pricing and news and analytics for the oil, natural gas liquids and biofuels industries. The business also provides pricing and news and analytics for the coal, mining and metals end markets and insights and analytics in renewables and carbon pricing. The acquisition will enable Dow Jones to become a leading provider of energy and renewables information and further its goal of building the leading global business news and information platform for professionals. OPIS will be operated by Dow Jones, and its results will be included in the Dow Jones segment. The acquisition is subject to customary closing conditions, including regulatory approvals and the consummation of the S&P and IHS merger, and is expected to close in the second quarter of fiscal 2022.
Acquisition of Mortgage Choice
In June 2021, REA Group acquired Mortgage Choice Limited (“Mortgage Choice”) for approximately A$244 million in cash (approximately $183 million based on exchange rates as of the closing date), funded by an increase in REA Group’s debt facilities. Control was transferred and the acquisition became effective and binding on Mortgage Choice shareholders on June 18, 2021 upon court approval. Mortgage Choice is a leading Australian mortgage broking business, and the acquisition complements REA Group’s existing Smartline broker footprint and accelerates REA Group’s financial services strategy to establish a leading mortgage broking business with national scale. Mortgage Choice is a subsidiary of REA Group and its results are included in the Digital Real Estate Services segment.
Acquisition of HMH Books & Media
In May 2021, the Company acquired the Books & Media segment of Houghton Mifflin Harcourt (“HMH Books & Media”) for $349 million in cash. HMH Books & Media publishes renowned and awarded children’s, young adult, fiction, non-fiction, culinary and reference titles. The acquisition adds an extensive and successful backlist, a strong frontlist in the lifestyle and children’s segments and a productions business that provides opportunities to expand HarperCollins’s intellectual property across different formats. HMH Books & Media is a subsidiary of HarperCollins and its results are included in the Book Publishing segment.
Acquisition of Investor’s Business Daily
In May 2021, the Company acquired Investor’s Business Daily (“IBD”) for $275 million in cash. IBD is a digital-first financial news and research business with unique investing content, analytical products and educational resources, including the Investors.com website. The acquisition expands Dow Jones’s offerings with the addition of proprietary data and tools to help professional and retail investors identify top-performing stocks. IBD is operated by Dow Jones, and its results are included within the Dow Jones segment.
Senior Notes Offering
In April 2021, the Company issued $1 billion of senior notes due 2029 (the “2021 Senior Notes”). The 2021 Senior Notes bear interest at a fixed rate of 3.875% per annum, payable in cash semi-annually on May 15 and November 15 of each year, commencing November 15, 2021. The notes will mature on May 15, 2029. The Company is using the net proceeds from the offering for general corporate purposes, which may include acquisitions and working capital.
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
Elara
In December 2020, the Company acquired a controlling interest in Elara Technologies Pte. Ltd. (“Elara”) through a subscription for newly-issued preference shares and the buyout of certain minority shareholders. The total aggregate purchase price associated with the acquisition at the completion date is $138 million which primarily consists of $69 million of cash, the fair value of noncontrolling interests of $37 million and the fair value of the Company’s previously held equity interest in Elara of $22 million. As a result of the transactions, REA Group’s shareholding in Elara increased from 13.5% to 59.7%, while News Corporation’s shareholding increased from 22.1% to 39.0%. During the three months ended March 31, 2021, REA Group acquired an additional 0.8% interest in Elara. REA Group and News Corporation now hold all Elara board seats, and the Company began consolidating Elara in December 2020. The acquisition of Elara allows REA Group to be at the forefront of long-term growth opportunities within India and the digitization of the real estate sector. Elara is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment. As a result of the transactions, the Company’s ownership in REA Group was diluted by 0.2% to 61.4%. Subsequent to June 30, 2021, REA Group provided additional funding to Elara in exchange for further equity which increased REA Group’s ownership interest to 65.5% and diluted News Corporation’s interest to 34.3%.
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
Regional and community newspapers in Australia
During the fourth quarter of fiscal 2020, the Company decommissioned the print operations for its regional and community newspapers in Australia. These initiatives resulted in a revenue decrease at News Corp Australia of approximately $111 million and had an immaterial impact on Segment EBITDA during fiscal 2021.
Fiscal 2020
Sale of News America Marketing
On May 5, 2020, the Company sold its News America Marketing business, a reporting unit within its News Media segment (the “Disposition”). The aggregate purchase price for the Disposition consists of (a) up to approximately $235 million, comprised of (i) $50 million in cash at closing, subject to working capital and other adjustments, less cash reinvested to acquire a 5% equity interest in the business at closing, and (ii) additional deferred cash payments payable on or before the fifth anniversary of closing in an aggregate amount of between $125 million and approximately $185 million, depending on the timing of such payments, and (b) a warrant to purchase up to an additional 10% equity interest in the business, which the Company exercised in fiscal 2021. In the Disposition, the Company retained certain liabilities relating to News America Marketing, including those arising from its legal proceedings with Valassis Communications, Inc. and Insignia Systems, Inc. See Note 16—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
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
See Note 4—Acquisitions, Disposals and Other Transactions in the accompanying Consolidated Financial Statements for further discussion of the acquisitions and dispositions discussed above.

Results of Operations—Fiscal 2021 versus Fiscal 2020
The following table sets forth the Company’s operating results for fiscal 2021 as compared to fiscal 2020.

	For the fiscal years ended June 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$4,206	$3,857	$349	9%
Advertising	1,594	2,193	(599)	(27)%
Consumer	1,908	1,593	315	20%
Real estate	1,153	862	291	34%
Other	497	503	(6)	(1)%
Total Revenues	9,358	9,008	350	4%
Operating expenses	(4,831)	(5,000)	169	3%
Selling, general and administrative	(3,254)	(2,995)	(259)	(9)%
Depreciation and amortization	(680)	(644)	(36)	(6)%
Impairment and restructuring charges	(168)	(1,830)	1,662	91%
Equity losses of affiliates	(65)	(47)	(18)	(38)%
Interest expense, net	(53)	(25)	(28)	**
Other, net	143	9	134	**
Income (loss) before income tax expense	450	(1,524)	1,974	**
Income tax expense	(61)	(21)	(40)	**
Net income (loss)	389	(1,545)	1,934	**
Less: Net (income) loss attributable to noncontrolling interests	(59)	276	(335)	**
Net income (loss) attributable to News Corporation stockholders	$330	$(1,269)	$1,599	**
________________________
**    not meaningful
Revenues—Revenues increased $350 million, or 4%, for the fiscal year ended June 30, 2021 as compared to fiscal 2020, primarily driven by the $328 million increase at the Digital Real Estate Services segment primarily due to higher real estate revenues, the $319 million increase at the Book Publishing segment primarily due to higher book sales across categories, the $188 million increase at the Subscription Video Services segment which was due to the positive impact of foreign currency fluctuations and the $112 million increase at the Dow Jones segment primarily driven by higher circulation and subscription revenues. The increases were partially offset by the $596 million decline at the News Media segment, primarily driven by the $649 million impact from the sale of News America Marketing in the fourth quarter of fiscal 2020.
The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $513 million, or 6%, for the fiscal year ended June 30, 2021 as compared to fiscal 2020. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying the results for each quarter in the current period by the difference between the average exchange rate for that quarter and the average exchange rate in effect during the corresponding quarter of the prior year and totaling the impact for all quarters in the current period.
Operating expenses—Operating expenses decreased $169 million, or 3%, for the fiscal year ended June 30, 2021 as compared to fiscal 2020. The decrease was largely due to lower operating expenses at the News Media segment of $476 million, primarily due to the sale of News America Marketing, cost savings initiatives and lower newsprint, production and distribution costs, partially offset by the $87 million negative impact of foreign currency fluctuations and the absence of the $22 million one-time benefit from the settlement of certain warranty-related claims in the U.K. in fiscal 2020. The decrease at the News Media segment was partially offset by increases of $167 million at the Book Publishing segment driven by increased revenue and $114 million at the Subscription Video Services segment, primarily due to the $139 million negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $250 million, or 5%, for the fiscal year ended June 30, 2021 as compared to fiscal 2020.
Selling, general and administrative—Selling, general and administrative increased $259 million, or 9%, for the fiscal year ended June 30, 2021 as compared to fiscal 2020. The increase in Selling, general and administrative for the fiscal year ended June 30,

2021 was primarily due to increased expenses of $149 million at the Digital Real Estate Services segment, driven by the $40 million negative impact of foreign currency fluctuations and higher employee and marketing costs, as well as a $128 million increase at the Other segment driven primarily by higher employee costs largely related to stock price and Company performance, which were negatively impacted by COVID-19 in the prior year, one-time legal settlement costs and investment spending as the Company ramps up its global cost reduction initiatives. The increase was partially offset by lower expenses of $119 million at the News Media segment driven by the sale of News America Marketing and ongoing cost savings initiatives, partially offset by the $74 million negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $177 million, or 6%, for the fiscal year ended June 30, 2021 as compared to fiscal 2020.
Depreciation and amortization—Depreciation and amortization expense increased $36 million, or 6%, for the fiscal year ended June 30, 2021 as compared to fiscal 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense increase of $46 million, or 8%, for the fiscal year ended June 30, 2021 as compared to fiscal 2020.
Impairment and restructuring charges—During the fiscal years ended June 30, 2021 and 2020, the Company recorded restructuring charges of $168 million and $140 million, respectively, of which $122 million and $84 million, respectively, related to the News Media segment. The increase in restructuring charges was primarily as a result of exit costs associated with the anticipated closure of the Company’s Bronx print plant, the termination of a third-party printing contract and the Company’s global cost reduction initiatives.
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
Equity losses of affiliates—Equity losses of affiliates increased by $18 million for the fiscal year ended June 30, 2021 as compared to fiscal 2020, primarily due to the $54 million non-cash write-down of the Foxtel Group’s investment in the Nickelodeon Australia Joint Venture. In the fourth quarter of fiscal 2021, Foxtel and ViacomCBS entered into a separate programming rights agreement which will result in the windup of the Nickelodeon Australia Joint Venture in the first half of fiscal 2022. See Note 6—Investments in the accompanying Consolidated Financial Statements.

Interest expense, net—Interest expense, net for the fiscal year ended June 30, 2021 increased $28 million as compared to fiscal 2020, primarily due to the absence of the impact from the settlement of cash flow hedges related to debt maturities in the first quarter of fiscal 2020 and the issuance of the 2021 Senior Notes in the fourth quarter of fiscal 2021. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
Other, net—Other, net increased $134 million for the fiscal year ended June 30, 2021 as compared to fiscal 2020. See Note 21—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense—The Company’s income tax expense and effective tax rate for the fiscal year ended June 30, 2021 were $61 million and 14%, respectively, as compared to an income tax expense and effective tax rate of $21 million and (1)%, respectively, for fiscal 2020.
For the fiscal year ended June 30, 2021 the Company recorded income tax expense of $61 million on pre-tax income of $450 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and by the impact of foreign operations which are subject to higher tax rates, offset by a release of valuation allowances on deferred tax assets that are more-likely-than-not to be realized and a remeasurement of deferred taxes in the U.K.
For the fiscal year ended June 30, 2020, the Company recorded income tax expense of $21 million on a pre-tax loss of $1,524 million resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by the non-cash impairments, which have low or no tax benefit, valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and by the impact of foreign operations which are subject to higher tax rates.

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

Net income (loss)—Net income was $389 million for the fiscal year ended June 30, 2021, as compared to a net loss of $1,545 million for the fiscal year ended June 30, 2020, an improvement of $1,934 million, primarily driven by the absence of non-cash impairment charges recognized in fiscal 2020, higher Total Segment EBITDA and higher Other, net, partially offset by higher tax expense.

Net (income) loss attributable to noncontrolling interests—Net income attributable to noncontrolling interests was $59 million for the fiscal year ended June 30, 2021, as compared to a net loss attributable to noncontrolling interests of $276 million for the fiscal year ended June 30, 2020, primarily due to the absence of the non-cash impairment charges recognized in fiscal 2020 at the Company’s Foxtel reporting unit.
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
The following table reconciles Net income (loss) to Total Segment EBITDA for the fiscal years ended June 30, 2021 and 2020:

	For the fiscal years ended June 30,
	2021	2020
(in millions)
Net income (loss)	$389	$(1,545)
Add:
Income tax expense	61	21
Other, net	(143)	(9)
Interest expense, net	53	25
Equity losses of affiliates	65	47
Impairment and restructuring charges	168	1,830
Depreciation and amortization	680	644
Total Segment EBITDA	$1,273	$1,013

The following table sets forth the Company’s Revenues and Segment EBITDA by reportable segment for the fiscal years ended June 30, 2021 and 2020:

	For the fiscal years ended June 30,
	2021		2020
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$1,393	$514	$1,065	$345
Subscription Video Services	2,072	359	1,884	323
Dow Jones	1,702	332	1,590	236
Book Publishing	1,985	303	1,666	214
News Media	2,205	52	2,801	53
Other	1	(287)	2	(158)
Total	$9,358	$1,273	$9,008	$1,013
Digital Real Estate Services (15% and 12% of the Company’s consolidated revenues in fiscal 2021 and 2020, respectively)

	For the fiscal years ended June 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$25	$36	$(11)	(31)%
Advertising	126	98	28	29%
Real estate	1,153	862	291	34%
Other	89	69	20	29%
Total Revenues	1,393	1,065	328	31%
Operating expenses	(182)	(172)	(10)	(6)%
Selling, general and administrative	(697)	(548)	(149)	(27)%
Segment EBITDA	$514	$345	$169	49%

For the fiscal year ended June 30, 2021, revenues at the Digital Real Estate Services segment increased $328 million, or 31%, as compared to fiscal 2020. Revenues at Move increased $168 million, or 36%, to $641 million for the fiscal year ended June 30, 2021 from $473 million in fiscal 2020, primarily driven by higher real estate revenues due to the factors discussed below and the absence of an estimated $15 million of discounts offered to customers in response to COVID-19 during fiscal 2020. The referral model and the traditional lead generation product both benefited from higher lead and transaction volumes. The referral model also benefited from higher average home values and referral fees and generated approximately 29% of total Move revenues. The traditional lead generation product saw continued strong demand from agents, driving improvements in sell-through and yield. At REA Group, revenues increased $160 million, or 27%, to $752 million for the fiscal year ended June 30, 2021 from $592 million in fiscal 2020. The higher revenues were primarily due to the $80 million positive impact of foreign currency fluctuations, an increase in Australian residential depth revenue driven by strong national listings and the $l3 million impact from the acquisition of Elara.

For the fiscal year ended June 30, 2021, Segment EBITDA at the Digital Real Estate Services segment increased $169 million, or 49%, as compared to fiscal 2020. The increase in Segment EBITDA was primarily driven by the $100 million and $67 million higher contributions from Move and REA Group, respectively, resulting from the higher revenues discussed above and the $40 million positive impact of foreign currency fluctuations, partially offset by higher employee costs at both Move and REA Group, an $18 million increase in marketing costs at Move and the $17 million negative impact from the acquisition of Elara. Fiscal 2021 included approximately $12 million of transaction costs related to current year acquisitions.

Subscription Video Services (22% and 21% of the Company’s consolidated revenues in fiscal 2021 and 2020, respectively)

	For the fiscal years ended June 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,825	$1,673	$152	9%
Advertising	210	174	36	21%
Other	37	37	—	—%
Total Revenues	2,072	1,884	188	10%
Operating expenses	(1,334)	(1,220)	(114)	(9)%
Selling, general and administrative	(379)	(341)	(38)	(11)%
Segment EBITDA	$359	$323	$36	11%
For the fiscal year ended June 30, 2021, revenues at the Subscription Video Services segment increased $188 million, or 10%, as compared to fiscal 2020, primarily due to the positive impact of foreign currency fluctuations and $89 million of higher streaming revenues, primarily from Kayo and BINGE, partially offset by lower subscription revenues resulting from fewer residential broadcast subscribers. Commercial subscription revenues were largely flat, as the recovery in the commercial sector during the second half of fiscal 2021 largely offset the impact of COVID-19 restrictions that began in the fourth quarter of fiscal 2020. However, ongoing lockdowns within certain states in Australia are expected to have a modest negative impact on commercial subscription revenues in the first quarter of fiscal 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $217 million, or 12%, for the fiscal year ended June 30, 2021 as compared to fiscal 2020.
For the fiscal year ended June 30, 2021, Segment EBITDA increased $36 million, or 11%, as compared to fiscal 2020, primarily due to the $36 million positive impact of foreign currency fluctuations and lower entertainment programming, transmission and employee costs. The increase was partially offset by increased investment in streaming products and $35 million in higher sports programming rights and production costs, primarily driven by the absence of live sports in the fourth quarter of fiscal 2020 due to COVID-19 restrictions which led to the subsequent recognition of $57 million of those deferred costs in fiscal 2021, partially offset by savings from renegotiated sports rights.
The following tables provide information regarding certain key performance indicators for the Foxtel Group, the primary reporting unit within the Subscription Video Services segment, as of and for the fiscal years ended June 30, 2021 and 2020. Management believes these metrics provide useful information to allow investors to understand trends in consumer behavior and acceptance of the various services offered by the Foxtel Group. Management utilizes these metrics to track and forecast subscription revenue trends across the business’s various linear and streaming products. See “Part I. Business” for further detail regarding these performance indicators including definitions and methods of calculation.

	As of June 30,
	2021	2020
	(in 000's)
Broadcast Subscribers
Residential(a)	1,651	1,903
Commercial(b)	234	86
Streaming Subscribers (Total (Paid))
Kayo(c)	1,079 (1,054 paid)	465 (419 paid)
BINGE(d)	827 (733 paid)	80 (56 paid)
Foxtel Now(e)	228 (219 paid)	336 (313 paid)
Total Subscribers (Total (Paid))	4,019 (3,891 paid)	2,870 (2,777 paid)

	For the fiscal years ended June 30,
	2021	2020
Broadcast ARPU(f)	A$80 (US$60)	A$78 (US$52)
Broadcast Subscriber Churn(g)	17.3%	15.3%
(a)Subscribing households throughout Australia as of June 30, 2021 and 2020.
(b)Commercial subscribers throughout Australia as of June 30, 2021 and 2020.
(c)Total and Paid Kayo subscribers as of June 30, 2021 and 2020.

(d)Total and Paid BINGE subscribers as of June 30, 2021 and 2020. BINGE was launched on May 25, 2020.
(e)Total and Paid Foxtel Now subscribers as of June 30, 2021 and 2020.
(f)Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the fiscal years ended June 30, 2021 and 2020.
(g)Broadcast residential subscriber churn rate (excluding Optus) (Broadcast Subscriber Churn) for the fiscal years ended June 30, 2021 and 2020.
Dow Jones (18% of the Company’s consolidated revenues in both fiscal 2021 and 2020)

	For the fiscal years ended June 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,296	$1,191	$105	9%
Advertising	373	359	14	4%
Other	33	40	(7)	(18)%
Total Revenues	1,702	1,590	112	7%
Operating expenses	(781)	(765)	(16)	(2)%
Selling, general and administrative	(589)	(589)	—	—%
Segment EBITDA	$332	$236	$96	41%
For the fiscal year ended June 30, 2021, revenues at the Dow Jones segment increased $112 million, or 7%, as compared to fiscal 2020 driven by an increase in circulation and subscription revenues, higher digital advertising revenues and the $11 million impact from the acquisition of IBD in May 2021, partially offset by declines in print advertising revenues and print circulation revenues. Digital revenues at the Dow Jones segment represented 72% of total revenues for the fiscal year ended June 30, 2021, as compared to 67% in fiscal 2020. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $13 million as compared to fiscal 2020.
Circulation and subscription revenues

	For the fiscal years ended June 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$817	$740	$77	10%
Professional information business	479	451	28	6%
Total circulation and subscription revenues	$1,296	$1,191	$105	9%
Circulation and subscription revenues increased $105 million, or 9%, during the fiscal year ended June 30, 2021 as compared to fiscal 2020. Circulation and other revenues increased $77 million, or 10%, primarily driven by growth in digital-only subscriptions at The Wall Street Journal and Barron’s and a $12 million increase in content licensing revenues, partially offset by print volume declines. During the fourth quarter of fiscal 2021, average daily digital-only subscriptions at The Wall Street Journal increased 21% to 2.7 million as compared to the corresponding period of fiscal 2020, and digital revenues represented 64% of circulation revenue for the fiscal year ended June 30, 2021 as compared to 58% in fiscal 2020. Revenues at the professional information business increased $28 million, or 6%, as growth of $36 million in Risk & Compliance revenues was partially offset by lower revenues from other professional information business products.
The following table summarizes average daily consumer subscriptions during the three months ended June 30, 2021 and 2020 for select publications and for all consumer subscription products.(a)

	For the three months ended June 30(b),
	2021	2020	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	2,722	2,244	478	21%
Total subscriptions	3,456	2,998	458	15%
Barron’s Group(d)
Digital-only subscriptions(c)	700	556	144	26%
Total subscriptions	920	780	140	18%
Total Consumer(e)
Digital-only subscriptions(c)	3,522	2,800	722	26%
Total subscriptions	4,502	3,778	724	19%
________________________
(a)Based on internal data for the periods from March 29, 2021 to June 27, 2021 and March 30, 2020 to June 28, 2020, respectively, with independent assurance over global total sales and subscriptions provided by PricewaterhouseCoopers LLP UK.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and, from May 5, 2021, Investor’s Business Daily.
Advertising revenues
Advertising revenues increased $14 million, or 4%, during the fiscal year ended June 30, 2021 as compared to fiscal 2020, primarily driven by the $52 million increase in digital advertising revenue, which represented 58% of advertising revenue for the fiscal year ended June 30, 2021, as compared to 46% in fiscal 2020. The increase was partially offset by a $38 million decline in print advertising revenues resulting from general market weakness and lower print volume across The Wall Street Journal and Barron’s accelerated by COVID-19.
Segment EBITDA
For the fiscal year ended June 30, 2021, Segment EBITDA at the Dow Jones segment increased $96 million, or 41%, as compared to fiscal 2020. The increase was mainly due to the increase in revenues discussed above, lower newsprint, production and distribution costs driven by lower print volumes and other discretionary cost savings, partially offset by increased employee and marketing costs.
Book Publishing (21% and 18% of the Company’s consolidated revenues in fiscal 2021 and 2020, respectively)

	For the fiscal years ended June 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$1,908	$1,593	$315	20%
Other	77	73	4	5%
Total Revenues	1,985	1,666	319	19%
Operating expenses	(1,301)	(1,134)	(167)	(15)%
Selling, general and administrative	(381)	(318)	(63)	(20)%
Segment EBITDA	$303	$214	$89	42%

For the fiscal year ended June 30, 2021, revenues at the Book Publishing segment increased $319 million, or 19%, as compared to fiscal 2020. The increase was primarily driven by the strong performance across categories, including the Bridgerton series by Julia Quinn, The Guest List by Lucy Foley, The Boy, The Mole, the Fox and the Horse by Charlie Mackesy and other backlist titles in the General Books and children’s categories, the strong performance of The Order by Daniel Silva, The Happy In A Hurry Cookbook by Steve Doocey, and Didn’t See That Coming by Rachel Hollis, as well as the $32 million impact from the acquisition of a book publisher in Europe in the fourth quarter of fiscal 2020 and the $23 million impact from the acquisition of HMH Books and Media in May 2021. Digital sales increased by 16% as compared to fiscal 2020 due to growth in both e-books and downloadable audiobooks. Digital sales represented approximately 22% of consumer revenues during the fiscal year ended June 30, 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $34 million, or 2%, for the fiscal year ended June 30, 2021 as compared to fiscal 2020.
For the fiscal year ended June 30, 2021, Segment EBITDA at the Book Publishing segment increased $89 million, or 42%, as compared to fiscal 2020, primarily due to the higher revenues discussed above, partially offset by higher costs related to increased sales volume and higher employee costs.
News Media (24% and 31% of the Company’s consolidated revenues in fiscal 2021 and 2020, respectively)

	For the fiscal years ended June 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,060	$956	$104	11%
Advertising	885	1,562	(677)	(43)%
Other	260	283	(23)	(8)%
Total Revenues	2,205	2,801	(596)	(21)%
Operating expenses	(1,233)	(1,709)	476	28%
Selling, general and administrative	(920)	(1,039)	119	11%
Segment EBITDA	$52	$53	$(1)	(2)%
For the fiscal year ended June 30, 2021, revenues at the News Media segment decreased $596 million, or 21%, as compared to fiscal 2020, primarily due to lower advertising revenues of $677 million driven by the sale of News America Marketing in the fourth quarter of fiscal 2020, which contributed $649 million to the decline, the $90 million impact from the closure or transition to digital of regional and community newspapers in Australia as well as continued weakness in the print advertising market exacerbated by COVID-19, partially offset by the $68 million positive impact of foreign currency fluctuations and digital advertising growth at the New York Post and News UK. Other revenues for the fiscal year ended June 30, 2021 decreased $23 million as compared to fiscal 2020 primarily due to the $26 million impact from the sale of Unruly in January 2020. Circulation and subscription revenues increased $104 million as compared to fiscal 2020 primarily due to the $79 million positive impact of foreign currency fluctuations, digital subscriber growth across key mastheads and price increases, partially offset by print volume declines, primarily at News UK. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $169 million, or 6%, for the fiscal year ended June 30, 2021 as compared to fiscal 2020.
For the fiscal year ended June 30, 2021, Segment EBITDA at the News Media segment decreased $1 million, or 2%, as compared to fiscal 2020, primarily due to the net $50 million negative impact from the sales of News America Marketing and Unruly in fiscal 2020 and the absence of the $22 million one-time benefit from the settlement of certain warranty-related claims in the U.K. in fiscal 2020. The decrease was partially offset by the increased contribution from News Corp Australia of $15 million, primarily due to cost savings initiatives and lower newsprint, production and distribution costs, lower losses at the New York Post of $15 million primarily due to higher revenues, the increased contribution from News UK of $9 million and the $8 million positive impact of foreign currency fluctuations.
News Corp Australia
Revenues were $997 million for the fiscal year ended June 30, 2021, a decrease of $8 million, or 1%, as compared to fiscal 2020 revenues of $1,005 million. The closure or transition to digital of regional and community newspapers in Australia resulted in a revenue decrease of $111 million. Advertising revenues decreased $79 million, primarily due to the closure or transition to digital of regional and community newspapers and continued weakness in the print advertising market exacerbated by COVID-19, partially offset by the $45 million positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $66 million primarily driven by the $43 million positive impact from foreign currency fluctuations and digital subscriber growth, which were partially offset by print volume declines resulting from the closure or transition to digital of regional and community newspapers.
News UK
Revenues were $942 million for the fiscal year ended June 30, 2021, an increase of $44 million, or 5%, as compared to fiscal 2020 revenues of $898 million. Circulation and subscription revenues increased $44 million, primarily driven by the $36 million positive impact of foreign currency fluctuations, cover price increases, mainly at The Sun, and digital subscriber growth, mainly at The Times and The Sunday Times, partially offset by single-copy volume declines exacerbated by COVID-19, primarily at The Sun. Advertising revenues decreased $3 million, primarily due to continued weakness in the print advertising market exacerbated by COVID-19, partially offset by the $16 million positive impact of foreign currency fluctuations and digital advertising growth.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of June 30, 2021, the Company’s cash and cash equivalents were $2.24 billion. The Company also has available borrowing capacity under the 2019 News Corp Credit Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable; (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable; (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents; (iv) the liquidity of the overall credit and capital markets; and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of June 30, 2021, the Company’s consolidated assets included $798 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $128 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.
The principal uses of cash that affect the Company’s liquidity position include the following: operational expenditures including employee costs, paper purchases and programming costs; capital expenditures; income tax payments; investments in associated entities; acquisitions; and the repayment of debt and related interest. In addition to the acquisitions and dispositions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible future acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of the Company’s securities or the assumption of indebtedness.
Issuer Purchases of Equity Securities
In May 2013, the Company’s Board of Directors (the “Board of Directors”) authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the fiscal years ended June 30, 2021 and 2020. Over the life of the program through July 30, 2021, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of July 30, 2021 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.

The Company did not purchase any of its Class A or Class B Common Stock during the fiscal years ended June 30, 2021 and 2020.
Dividends
The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2021	2020
Cash dividends paid per share	$0.20	$0.20
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
Sources and Uses of Cash—Fiscal 2021 versus Fiscal 2020
Net cash provided by operating activities for the fiscal years ended June 30, 2021 and 2020 was as follows (in millions):

For the fiscal years ended June 30,	2021	2020
Net cash provided by operating activities	$1,237	$780
Net cash provided by operating activities increased by $457 million for the fiscal year ended June 30, 2021 as compared to fiscal 2020. The increase was primarily due to higher Total Segment EBITDA and lower working capital, partially offset by higher cash taxes paid of $88 million and higher restructuring payments of $42 million.
Net cash used in investing activities for the fiscal years ended June 30, 2021 and 2020 was as follows (in millions):

For the fiscal years ended June 30,	2021	2020
Net cash used in investing activities	$(1,292)	$(427)
Net cash used in investing activities was $1,292 million for the fiscal year ended June 30, 2021 as compared to net cash used in investing activities of $427 million for fiscal 2020.
During the fiscal year ended June 30, 2021, the Company used $886 million of cash for acquisitions, primarily HMH Books & Media, IBD and Mortgage Choice, and used $390 million of cash for capital expenditures, of which $139 million related to the Foxtel Group. The Company’s capital expenditures for fiscal 2022 are expected to increase approximately $100 million, subject to foreign currency fluctuations, partly driven by higher technology costs and the roll-out of the IP-enabled set-top-boxes at the Foxtel Group.
During the fiscal year ended June 30, 2020, the Company used $438 million of cash for capital expenditures, of which $195 million related to Foxtel.
Net cash provided by (used in) financing activities for the fiscal years ended June 30, 2021 and 2020 was as follows (in millions):

For the fiscal years ended June 30,	2021	2020
Net cash provided by (used in) financing activities	$699	$(472)
The Company had net cash provided by financing activities of $699 million for the fiscal year ended June 30, 2021 as compared to net cash used in financing activities of $472 million for fiscal 2020.
During the fiscal year ended June 30, 2021, the Company issued $1.0 billion of senior notes and had new borrowings related to REA Group and the Foxtel Group of $515 million, which includes drawdowns under REA Group's 2021 bridge facility to repay outstanding debt in connection with its refinancing completed in the fourth quarter of fiscal 2021. The net cash provided by financing activities was partially offset by $557 million of repayments for borrowings related to the Foxtel Group and REA Group and dividend payments of $163 million to News Corporation stockholders and REA Group minority stockholders. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.

During the fiscal year ended June 30, 2020, the Company repaid $1,226 million of borrowings related to Foxtel and REA Group, which includes repayments made as part of the debt refinancings completed in the second quarter of fiscal 2020, and made dividend payments of $158 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities for the fiscal year ended June 30, 2020 was partially offset by new borrowings of $926 million, which includes drawdowns under the new facilities entered into as part of the debt refinancings referenced above, and the net settlement of hedges of $57 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the fiscal years ended June 30,
	2021	2020
	(in millions)
Net cash provided by operating activities	$1,237	$780
Less: Capital expenditures	(390)	(438)
	847	342
Less: REA Group free cash flow	(185)	(227)
Plus: Cash dividends received from REA Group	69	65
Free cash flow available to News Corporation	$731	$180
Free cash flow available to News Corporation increased $551 million in the fiscal year ended June 30, 2021 to $731 million from $180 million in fiscal 2020, primarily due to higher cash provided by operating activities as discussed above and lower capital expenditures.

Borrowings
As of June 30, 2021, the Company, certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $2.31 billion, including the current portion. Both Foxtel and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.

News Corporation Borrowings
As of June 30, 2021, the Company had borrowings of $985 million. In April 2021, the Company issued $1 billion of senior notes due 2029 (the “2021 Senior Notes”). The 2021 Senior Notes bear interest at a fixed rate of 3.875% per annum, payable in cash semi-annually on May 15 and November 15 of each year, commencing November 15, 2021. The notes will mature on May 15, 2029.
Foxtel Group Borrowings
As of June 30, 2021, the Foxtel Debt Group had (i) borrowings of approximately $914 million, including the full drawdown of its 2019 Term Loan Facility, amounts outstanding under the 2019 Credit Facility and 2017 Working Capital Facility, its outstanding U.S. private placement senior unsecured notes and amounts outstanding under the Telstra Facility (described below), and (ii) total undrawn commitments of A$334 million available under the 2017 Working Capital Facility and 2019 Credit Facility. On April 9, 2021, the Foxtel Debt Group amended its 2019 Credit Facility and 2017 Working Capital Facility to, among other things, extend the debt maturity from November 2022 to May 2024 and reduce the applicable margin to between 2.00% to 3.25%, depending on the Foxtel Debt Group’s net leverage ratio.
In addition to third-party indebtedness, the Foxtel Debt Group has related party indebtedness, including A$900 million of outstanding shareholder loans and available facilities from the Company. The shareholder loans bear interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 6.30% to 7.75% and mature in December 2027. The shareholder revolving credit facility bears interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 2.00% to 3.75%, depending on the Foxtel Debt Group’s net leverage ratio, and matures in July 2024. Additionally, the Foxtel Debt Group has an A$170 million subordinated shareholder loan facility agreement with Telstra which can be used to finance cable transmission costs due to Telstra. The Telstra Facility bears interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. The Company excludes the utilization of the Telstra Facility from the Statements of Cash Flows because it is non-cash.
REA Group Borrowings
As of June 30, 2021, REA Group had (i) borrowings of approximately $314 million, consisting of amounts outstanding under its new 2021 Bridge Facility, and (ii) A$107 million of undrawn commitments available under the 2021 Bridge Facility. In June 2021, REA Group entered into an A$520 million 2021 Bridge Facility due July 2022 (the “2021 Bridge Facility”). Drawdowns under this facility were used to repay and terminate its A$170 million 2019 Credit Facility, while cash on hand was used to repay the A$70 million 2018 Credit Facility at maturity. The undrawn 2020 Credit Facility and 2020 Overdraft Facility were also terminated. REA Group expects to refinance the 2021 Bridge Facility with a syndicate of loans in the first half of fiscal 2022.
News Corp Revolving Credit Facility
The Company has an undrawn $750 million unsecured revolving credit facility (the “2019 News Corp Credit Facility”) that can be used for general corporate purposes, which terminates on December 12, 2024.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at June 30, 2021.
See Note 9—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including additional information about interest rates, maturities and covenants related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations.

The following table summarizes the Company’s material firm commitments as of June 30, 2021:

	As of June 30, 2021
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$1,042	$444	$402	$106	$90
Sports programming rights(b)	2,022	402	938	446	236
Programming costs(c)	745	265	430	36	14
Operating leases(d)
Transmission costs(e)	207	30	54	37	86
Land and buildings	1,313	153	267	224	669
Plant and machinery	13	7	5	1	—
Finance leases
Transmission costs(e)	106	31	58	17	—
Borrowings(f)	2,224	—	824	340	1,060
Interest payments on borrowings(g)	438	87	136	92	123
Total commitments and contractual obligations	$8,110	$1,419	$3,114	$1,299	$2,278
________________________
(a)The Company has commitments under purchase obligations related to minimum subscriber guarantees for license fees, printing contracts, capital projects, marketing agreements, production services and other legally binding commitments.
(b)The Company has sports programming rights commitments with the National Rugby League, Australian Football League and Cricket Australia, as well as certain other broadcast rights which are payable through fiscal 2028.
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
(f)See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
(g)Reflects the Company’s expected future interest payments on borrowings outstanding and interest rates applicable at June 30, 2021. Such rates are subject to change in future periods. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements for production. Since the quantities purchased annually under these contracts are not fixed and are based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.
The table also excludes the Company’s pension obligations, other postretirement benefits (“OPEB”) obligations and the liabilities for unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing of the commitments. The Company made contributions of $35 million and $30 million to its pension plans in fiscal 2021 and fiscal 2020, respectively. Future plan contributions are dependent upon actual plan asset returns and interest rates and statutory requirements. The Company anticipates that it will make contributions of approximately $15 million in fiscal 2022, assuming that actual plan asset returns are consistent with the Company’s expected returns in fiscal 2021 and beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company expects its OPEB payments to approximate $8 million in fiscal 2022. See Note 17—Retirement Benefit Obligations in the accompanying Consolidated Financial Statements.
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
Long-lived assets
The Company’s long-lived assets include goodwill, finite-lived and indefinite-lived intangible assets and property, plant and equipment. Assets acquired in business combinations are recorded at their estimated fair value at the date of acquisition. Goodwill is recorded as the difference between the cost of acquiring a business and the estimated fair values assigned to its tangible and identifiable intangible net assets and is assigned to one or more reporting units for purposes of testing for impairment.
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
Goodwill and Indefinite-lived Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and at other times if a significant event or change in circumstances indicates that it is more likely than not that the fair value of these assets has been reduced below their carrying value. The Company uses its judgment in assessing whether assets may have become impaired between annual impairment assessments. Indicators such as unexpected adverse economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.
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

Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. During the fourth quarter of fiscal 2021, as part of the Company’s long-range planning process, the Company completed its annual goodwill and indefinite-lived intangible asset impairment test.
The performance of the Company’s annual impairment analysis resulted in no impairments to goodwill and indefinite-lived intangible assets in fiscal 2021. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 8.0% to 22.0%), long-term growth rates (ranging from 0.0% to 3.0%) and royalty rates (ranging from 0.25% to 6.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.
As of June 30, 2021, there were no reporting units with goodwill at-risk for future impairment. The Company will continue to monitor its goodwill for possible future impairment.
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
Programming Costs
Costs incurred in acquiring programming rights are accounted for in accordance with ASC 920, “Entertainment—Broadcasters.” Programming rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Programming costs are amortized based on the expected pattern of consumption over the license period or expected useful life of each program. The pattern of consumption is based primarily on consumer viewership information as well as other factors. If initial airings are expected to generate higher viewership, an accelerated method of amortization is used. The Company monitors its programming amortization policy on an ongoing basis and any impact arising from changes to the policy would be recognized prospectively. The Company regularly reviews its programming assets to ensure they continue to reflect fair value. Changes in circumstances may result in a write-down of the asset to fair value. The Company has single and multi-year contracts for broadcast rights of sporting events. The costs of sports contracts are primarily charged to expense over the respective season as events are aired. For sports contracts with dedicated channels, the Company amortizes the sports programming rights costs over 12 months.
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

The Company’s annual tax rate is based primarily on its geographic income and statutory tax rates in the various jurisdictions in which it operates. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets, if any. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. The Company’s actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and the Company’s forecasted financial condition and results of operations in future periods. Although the Company believes its current estimates are reasonable, actual results could differ from these estimates.
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
The Company records amounts relating to its pension and other postretirement benefit plans based on calculations specified by GAAP. The measurement and recognition of the Company’s pension and other postretirement benefit plans require the use of significant management judgments, including discount rates, expected return on plan assets, mortality and other actuarial assumptions. Net periodic benefit costs (income) is calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, an expected rate of return on plan assets and mortality rates. Current market conditions, including changes in investment returns and interest rates, were considered in making these assumptions. In developing the expected long-term rate of return, the pension portfolio’s past average rate of returns, and future return expectations of the various asset classes were considered. The weighted average expected long-term rate of return of 3.7% for fiscal 2022 is based on a weighted average target asset allocation assumption of 20% equities, 73% fixed-income securities and 7% cash and other investments.
The Company recorded $(1) million and $7 million in net periodic benefit (income) costs in the Statements of Operations for the fiscal years ended June 30, 2021 and 2020, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit costs for its pension and other postretirement benefit plans.
Although the discount rate used for each plan will be established and applied individually, a weighted average discount rate of 2.1% will be used in calculating the fiscal 2022 net periodic benefit costs (income). The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds. The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S., the U.K., Australia and other foreign countries as of the measurement date.

The key assumptions used in developing the Company’s fiscal 2021 and 2020 net periodic benefit costs (income) for its plans consist of the following:

	2021	2020
	(in millions, except %)
Weighted average assumptions used to determine net periodic benefit costs (income):
Discount rate for PBO	2.0%	2.6%
Discount rate for Service Cost	1.8%	2.6%
Discount rate for Interest on PBO	1.6%	2.3%
Discount rate for Interest on Service Cost	1.3%	2.2%
Assets:
Expected rate of return	3.7%	4.6%
Expected return	$50	$59
Actual return	$48	$110
(Loss)/gain	$(2)	$51
One year actual return	3.7%	8.8%
Five year actual return	5.9%	7.0%
The Company will use a weighted average long-term rate of return of 3.7% for fiscal 2022 based principally on a combination of current asset mix and an expectation of future long term investment returns. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2021 were approximately $542 million which increased from approximately $529 million for the Company’s pension plans as of June 30, 2020. This increase of $13 million was primarily due to currency movements partially offset by unrecognized losses amortized during fiscal 2021. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year benefit costs. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and have a minimal impact on benefit costs. These deferred losses are being systematically recognized in future net periodic benefit costs (income) in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses for the primary plans in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over the average life expectancy for plan participants for the primary plans.
The Company made contributions of $35 million and $30 million to its funded pension plans in fiscal 2021 and 2020, respectively. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan asset returns are consistent with the Company’s expected returns in fiscal 2021 and beyond, and that interest rates remain constant, the Company anticipates that it will make contributions of approximately $15 million in fiscal 2022. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. See Note 18—Other Postretirement Benefits in the accompanying Consolidated Financial Statements.
Changes in net periodic benefit costs may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	Increase $1 million	Increase $68 million
0.25 percentage point increase in discount rate	Decrease $1 million	Decrease $60 million
0.25 percentage point decrease in expected rate of return on assets	Increase $4 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $4 million	—
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
Because of fluctuations in exchange rates, the Company is subject to currency translation risk on the results of its operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to the Company’s reporting currency (the U.S. dollar) for consolidation purposes. The Company does not hedge translation risk because it generally generates positive cash flows from its international operations that are typically reinvested locally. Exchange rates with the most significant impact to translation include the Australian dollar and British pound sterling. As exchange rates fluctuate, translation of its Statements of Operations into U.S. dollars affects the comparability of revenues and expenses between years.
The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended June 30, 2021 and 2020:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2021
Revenues	39%	42%	15%
Operating and Selling, general and administrative expenses	40%	39%	16%
Fiscal year ended June 30, 2020
Revenues	43%	39%	15%
Operating and Selling, general and administrative expenses	44%	36%	16%
Based on the fiscal year ended June 30, 2021, a one cent change in each of the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates would have impacted revenues by approximately $53 million and $11 million, respectively, for each currency on an annual basis, and would have impacted Total Segment EBITDA by approximately $11 million and $1 million, respectively, on an annual basis.
Derivatives and Hedging
As of June 30, 2021, the Foxtel Group operating subsidiaries, whose functional currency is Australian dollars, had approximately $354 million aggregate principal amount of outstanding indebtedness denominated in U.S. dollars. The remaining borrowings are denominated in Australian dollars. The Foxtel Group utilizes cross-currency interest rate swaps, designated as both cash flow derivatives and fair value hedges, to hedge a portion of the exchange rate risk related to interest and principal payments on its U.S. dollar denominated debt. The total notional value of these cross-currency interest rate swaps designated as cash flow derivatives and fair value hedges were approximately $280 million and $70 million, respectively, as of June 30, 2021. Foxtel also has a portfolio of foreign exchange contracts to hedge a portion of the exchange rate risk related to U.S. dollar payments for customer premise equipment and certain programming rights. The notional value of these foreign exchange contracts was $18 million as of June 30, 2021.

Some of the derivative instruments in place may create volatility during the fiscal year as they are marked-to-market according to accounting rules which may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.
The table below provides further details of the sensitivity of the Company’s derivative financial instruments which are subject to foreign exchange rate risk and interest rate risk as of June 30, 2021 (in millions):

	Notional Value		Fair Value		Sensitivity from Adverse 10% Change in Foreign Exchange Rates		Sensitivity from Adverse 10% Change in Interest Rates
Foreign currency derivatives	US$	18	US$	—	US$	(1)	n/a
Cross currency interest rate swaps	US$	350	US$	78	US$	(42)	US$	—
Interest rate derivatives	A$	300	US$	(9)	n/a		US$	—
Any resulting changes in the fair value of the derivative financial instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities) impacted by the change in the foreign exchange rates. The ability to reduce the impact of currency fluctuations on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
The Company’s current financing arrangements and facilities include $1,607 million of outstanding fixed-rate debt and $606 million of outstanding variable-rate bank facilities, before adjustments for unamortized discount and debt issuance costs (See Note 9—Borrowings in the accompanying Consolidated Financial Statements). Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the market interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the market interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. In connection with these borrowings, the Foxtel Group has utilized certain derivative instruments to swap U.S. dollar denominated fixed rate interest payments for Australian dollar denominated variable rate payments. As discussed above, the Foxtel Group utilizes cross-currency interest rate swaps, designated as both cash flow derivatives and fair value hedges, to hedge a portion of the interest rate risk related to interest and principal payments on its U.S. dollar denominated debt. The Company has also utilized certain derivative instruments to swap Australian dollar denominated variable interest rate payments for Australian dollar denominated fixed rate payments. As of June 30, 2021, the notional amount of interest rate swap contracts outstanding was approximately A$300 million. Refer to the table above for further details of the sensitivity of the Company’s financial instruments which are subject to interest rate risk.
Stock Prices
The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $164 million as of June 30, 2021. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in income of approximately $16 million before tax.
Credit Risk
Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2021 or June 30, 2020 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2021, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NEWS CORPORATION

Management’s Report on Internal Control Over Financial Reporting for June 30, 2021
Management of News Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, and for the assessment of the effectiveness of internal control over financial reporting. News Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:
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
Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2021, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In accordance with Securities and Exchange Commission guidelines permitting the exclusion of a recently acquired business from management’s assessment of internal control over financial reporting in the year of acquisition, management did not assess the internal controls of Mortgage Choice, HMH Books & Media and IBD (acquisition dates and related details can be found within the Overview of the Company’s Businesses in Item 7). The total assets and total revenues of the acquired businesses constituted approximately 7% of total assets as of June 30, 2021, the majority of which are goodwill and intangible assets, and less than 1% of total revenues for the fiscal year ended June 30, 2021. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management determined that, as of June 30, 2021, News Corporation maintained effective internal control over financial reporting.
Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2021, has audited the Company’s internal control over financial reporting. Their report appears on the following page.
August 10, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of News Corporation:
Opinion on Internal Control over Financial Reporting
We have audited News Corporation’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, News Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mortgage Choice, HMH Books & Media and IBD, which are included in the 2021 consolidated financial statements of News Corporation and constitute approximately 7% of total assets as of June 30, 2021 and less than 1% of total revenues for the year then ended. Our audit of internal control over financial reporting of News Corporation also did not include an evaluation of the internal control over financial reporting of Mortgage Choice, HMH Books and Media and IBD.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of News Corporation as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated August 10, 2021 expressed an unqualified opinion thereon.
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
August 10, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of News Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of News Corporation (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of News Corporation at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), News Corporation’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 10, 2021 expressed an unqualified opinion thereon.
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

Valuation of goodwill and indefinite-lived intangible assets

Description of the Matter
As reflected in the Company’s consolidated financial statements, at June 30, 2021, the Company’s goodwill was $4,653 million and indefinite-lived intangible assets were $1,057 million. As disclosed in Note 8 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment.
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
To test the fair values of the reporting units and indefinite-lived intangible assets, our audit procedures included assessing methodologies and testing the significant assumptions and underlying data used by the Company. This included forecasted revenue including subscriber and advertising growth, customer churn, and new product launches. We compared the significant assumptions used in the Company’s long range plan, including forecasted revenue and operating margins, to current industry and economic trends, including the impact of COVID-19, while also considering changes in the Company’s business model, customer base and product mix. We assessed the historical accuracy of management’s estimates by comparing past projections to actual performance and assessed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and indefinite-lived intangible assets resulting from changes in the assumptions. We also involved a valuation specialist to assist in evaluating the Company’s models, valuation methodology, and significant assumptions used in the fair value estimates. We tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Assessment of realizability of deferred tax assets

Description of the Matter
As discussed in Note 19 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. For the year-ended June 30, 2021, the Company had deferred tax assets before valuation allowances of $2.4 billion.
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
New York, New York
August 10, 2021

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

		For the fiscal years ended June 30,
	Notes	2021	2020	2019
Revenues:
Circulation and subscription		$4,206	$3,857	$4,104
Advertising		1,594	2,193	2,738
Consumer		1,908	1,593	1,679
Real estate		1,153	862	908
Other		497	503	645
Total Revenues	3	9,358	9,008	10,074
Operating expenses		(4,831)	(5,000)	(5,639)
Selling, general and administrative		(3,254)	(2,995)	(3,191)
Depreciation and amortization		(680)	(644)	(659)
Impairment and restructuring charges	5, 7, 8	(168)	(1,830)	(188)
Equity losses of affiliates	6	(65)	(47)	(17)
Interest expense, net		(53)	(25)	(59)
Other, net	21	143	9	33
Income (loss) before income tax expense		450	(1,524)	354
Income tax expense	19	(61)	(21)	(126)
Net income (loss)		389	(1,545)	228
Less: Net (income) loss attributable to noncontrolling interests		(59)	276	(73)
Net income (loss) attributable to News Corporation stockholders		$330	$(1,269)	$155
Net income (loss) attributable to News Corporation stockholders per share	14
Basic		$0.56	$(2.16)	$0.27
Diluted		$0.56	$(2.16)	$0.26
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the fiscal years ended June 30,
	2021	2020	2019
Net income (loss)	$389	$(1,545)	$228
Other comprehensive income (loss):
Foreign currency translation adjustments	468	(200)	(247)
Net change in the fair value of cash flow hedges(a)	(2)	(9)	2
Benefit plan adjustments, net(b)	2	(42)	(43)
Other comprehensive income (loss)	468	(251)	(288)
Comprehensive income (loss)	857	(1,796)	(60)
Less: Net (income) loss attributable to noncontrolling interests	(59)	276	(73)
Less: Other comprehensive (income) loss attributable to noncontrolling interests(c)	(78)	43	58
Comprehensive income (loss) attributable to News Corporation stockholders	$720	$(1,477)	$(75)
________________________
(a)Net of income tax (benefit) expense of nil, $(3) million and $1 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
(b)Net of income tax benefit of $1 million, $11 million and $10 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
(c)Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

		As of June 30,
	Notes	2021	2020
Assets:
Current assets:
Cash and cash equivalents		$2,236	$1,517
Receivables, net	2	1,498	1,203
Inventory, net		253	348
Other current assets		469	393
Total current assets		4,456	3,461
Non-current assets:
Investments	6	351	297
Property, plant and equipment, net	7	2,272	2,256
Operating lease right-of-use assets		1,035	1,061
Intangible assets, net	8	2,179	1,864
Goodwill	8	4,653	3,951
Deferred income tax assets	19	378	332
Other non-current assets	21	1,447	1,039
Total assets		$16,771	$14,261
Liabilities and Equity:
Current liabilities:
Accounts payable		$321	$351
Accrued expenses		1,339	1,019
Deferred revenue	3	473	398
Current borrowings	9	28	76
Other current liabilities	21	1,073	838
Total current liabilities		3,234	2,682
Non-current liabilities:
Borrowings	9	2,285	1,183
Retirement benefit obligations	17	211	277
Deferred income tax liabilities	19	260	258
Operating lease liabilities		1,116	1,146
Other non-current liabilities		519	326
Commitments and contingencies	16
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		12,057	12,148
Accumulated deficit		(2,911)	(3,241)
Accumulated other comprehensive loss	21	(941)	(1,331)
Total News Corporation stockholders’ equity		8,211	7,582
Noncontrolling interests		935	807
Total equity		9,146	8,389
Total liabilities and equity		$16,771	$14,261
________________________
(a)Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 391,212,047 and 388,922,752 shares issued and outstanding, net of 27,368,413 treasury shares at par at June 30, 2021 and June 30, 2020, respectively.
(b)Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at June 30, 2021 and June 30, 2020, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

		For the fiscal years ended June 30,
	Notes	2021	2020	2019
Operating activities:
Net income (loss)		$389	$(1,545)	$228
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		680	644	659
Operating lease expense	10	128	160	—
Equity losses of affiliates	6	65	47	17
Cash distributions received from affiliates		15	7	32
Impairment charges	7,8	—	1,690	96
Other, net	21	(143)	(9)	(33)
Deferred income taxes and taxes payable	19	(100)	(51)	—
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(166)	(1,470)	134
Inventories, net		6	9	(58)
Accounts payable and other liabilities		363	1,298	(147)
Net cash provided by operating activities		1,237	780	928
Investing activities:
Capital expenditures		(390)	(438)	(572)
Acquisitions, net of cash acquired		(886)	(32)	(188)
Investments in equity affiliates and other		(26)	(8)	(4)
Other investments		(13)	11	(34)
Proceeds from property, plant and equipment and other asset dispositions		24	36	103
Other, net		(1)	4	18
Net cash used in investing activities		(1,292)	(427)	(677)
Financing activities:
Borrowings	9	1,515	926	681
Repayment of borrowings	9	(557)	(1,226)	(1,116)
Dividends paid		(163)	(158)	(161)
Other, net		(96)	(14)	(14)
Net cash provided by (used in) financing activities		699	(472)	(610)
Net change in cash and cash equivalents		644	(119)	(359)
Cash and cash equivalents, beginning of year		1,517	1,643	2,034
Exchange movement on opening cash balance		75	(7)	(32)
Cash and cash equivalents, end of year		$2,236	$1,517	$1,643
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2018	383	$4	200	$2	$12,322	$(2,163)	$(874)	$9,291	$1,186	$10,477
Cumulative impact from adoption of new accounting standards	—	—	—	—	—	32	(22)	10	10	20
Net income	—	—	—	—	—	155	—	155	73	228
Other comprehensive loss	—	—	—	—	—	—	(230)	(230)	(58)	(288)
Dividends	—	—	—	—	(117)	—	—	(117)	(44)	(161)
Other	3	—	—	—	38	(3)	—	35	—	35
Balance, June 30, 2019	386	4	200	2	12,243	(1,979)	(1,126)	9,144	1,167	10,311
Cumulative impact from adoption of new accounting standards	—	—	—	—	—	6	3	9	—	9
Net loss	—	—	—	—	—	(1,269)	—	(1,269)	(276)	(1,545)
Other comprehensive loss	—	—	—	—	—	—	(208)	(208)	(43)	(251)
Dividends		—	—	—	(117)	—	—	(117)	(41)	(158)
Other	3	—	—	—	22	1	—	23	—	23
Balance, June 30, 2020	389	4	200	2	12,148	(3,241)	(1,331)	7,582	807	8,389
Net income	—	—	—	—	—	330	—	330	59	389
Other comprehensive income	—	—	—	—	—	—	390	390	78	468
Dividends	—	—	—	—	(118)	—	—	(118)	(45)	(163)
Other	2	—	—	—	27	—	—	27	36	63
Balance, June 30, 2021	391	4	200	2	12,057	(2,911)	(941)	8,211	935	9,146

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
Basis of presentation
The accompanying consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s financial statements as of and for the fiscal years ended June 30, 2021, 2020 and 2019 are presented on a consolidated basis.
The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”
The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2021, fiscal 2020 and fiscal 2019 each included 52 weeks. All references to the fiscal years ended June 30, 2021, 2020 and 2019 relate to the fiscal years ended June 27, 2021, June 28, 2020 and June 30, 2019, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of June 30.
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
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and other investments that are readily convertible into cash with original maturities of three months or less. The Company’s cash and cash equivalents balance as of June 30, 2021 and 2020 also includes

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
$128 million and $153 million, respectively, which is not readily accessible by the Company as it is held by REA Group Limited (“REA Group”), a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company classifies cash as restricted when the cash is unavailable for use in its general operations. The Company had no restricted cash as of June 30, 2021 and 2020.
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
Receivables, net consist of:

	As of June 30,
	2021	2020
	(in millions)
Receivables	$1,569	$1,276
Less: allowances	(71)	(73)
Receivables, net	$1,498	$1,203
The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2021 or June 30, 2020 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
Inventory, net
Inventory primarily consists of programming rights, books, newsprint and printing ink. In accordance with ASC 920, “Entertainment—Broadcasters,” programming rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Programming costs are amortized based on the expected pattern of consumption over the license period or expected useful life of each program. The pattern of consumption is based primarily on consumer viewership information as well as other factors. The Company regularly reviews its programming assets to ensure they continue to reflect fair value. Changes in circumstances may result in a write-down of the asset to fair value.
The Company’s programming rights are substantially all monetized as a film group. The amortization expense of programming costs, which is reflected within Operating expenses in the Statements of Operations, was $262 million for the fiscal year ended June 30, 2021. Approximately $139 million, $54 million and $22 million of the unamortized programming costs as of June 30, 2021 are expected to be amortized in each of the fiscal years ending June 30, 2022, 2023 and 2024, respectively.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Investments in which the Company has no significant influence (generally less than a 20% ownership interest) or does not have the ability to exercise significant influence are accounted for in accordance with ASC 825-10, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASC 825-10”). Gains and losses on equity securities with readily determinable fair market values are recorded in Other, net in the Statement of Operations. Equity securities without readily determinable fair market values are valued at cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. See Note 6—Investments.
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
The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2021, the Company did not anticipate nonperformance by any of the counterparties.

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
Upon adoption of Accounting Standards Update (“ASU”) 2017-12 in fiscal 2020, the Company reclassified $5 million in gains from Accumulated deficit to Accumulated other comprehensive loss related to amounts previously recorded for the ineffective portion of outstanding derivative instruments designated as cash flow hedges. During the fiscal years ended June 30, 2021 and 2020, the Company excluded the cross-currency basis spread from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
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
Economic hedges
Derivatives not designated as accounting hedge relationships or for which hedge accounting has been discontinued are referred to as economic hedges. Economic hedges are those derivatives which the Company uses to mitigate its exposure to variability in the cash flows of a forecasted transaction or the fair value of a recognized asset or liability, but which do not qualify for hedge accounting in accordance with ASC 815. When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, the Company discontinues hedge accounting prospectively. The economic hedges are adjusted to fair value each period in Other, net in the Statements of Operations.
Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over an estimated useful life of 2 to 50 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property, plant and equipment are expensed as incurred. Changes in circumstances, such as technological advances or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be changed, the Company would depreciate the asset over its revised remaining useful life, thereby increasing or decreasing depreciation expense.
Leases
Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. The Company’s operating leases primarily consist of real estate, including office space, warehouse space and printing facilities, and satellite transponders for purposes of providing its subscription video services to consumers and its finance leases consist of satellite transponders.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Capitalized software
In accordance with ASC 350-40, “Internal-use Software,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Costs incurred in the preliminary project stage are expensed. All direct costs incurred to develop internal-use software during the development stage are capitalized and amortized using the straight-line method over the estimated useful life, generally 2 to 13 years. Costs such as maintenance and training are expensed as incurred. Research and development costs are also expensed as incurred.
In accordance with ASC 350-24, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”, the Company evaluates upfront costs, including implementation, set-up or other costs (collectively, “implementation costs”), for hosting arrangements under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred, whereas costs incurred in the development stage are generally capitalized as prepaid assets within Other Current Assets in the Balance Sheet. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. Amortization of capitalized implementation costs is included in the same line item in the Statements of Operations as the expense for fees for the associated hosting arrangement.
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
Goodwill is reviewed for impairment at a reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments. For purposes of its goodwill impairment review, the Company has identified Dow Jones, the Australian newspapers, the U.K. newspapers, the New York Post, Storyful Limited (“Storyful”), Wireless Group plc (“Wireless Group”), the Foxtel Group, Australian News Channel (“ANC”), HarperCollins, REA Group and Move, Inc. (“Move”), as its reporting units.
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
Borrowings
Loans and borrowings are initially recognized at the fair value of the consideration received. Transaction costs are recorded within current borrowings (current portion) and non-current borrowings (long-term portion) in the Consolidated Balance Sheets. They are subsequently recognized at amortized cost using the effective interest method. Debt may be considered extinguished when it has been modified and the terms of the new debt instruments and old debt instruments are substantially different, as that term is defined in the debt modification guidance in ASC 470-50 “Debt—Modifications and Extinguishments.” The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470 “Debt.”
Retirement benefit obligations
The Company provides defined benefit pension, postretirement healthcare and defined contribution benefits to the Company’s eligible employees and retirees. The Company accounts for its defined benefit pension, postretirement healthcare and defined contribution plans in accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”). The expense recognized by the Company is determined using certain assumptions, including the discount rate, expected long-term rate of return of pension assets and mortality rates, among others. The Company recognizes the funded status of its defined benefit plans (other than multiemployer plans) as an asset or liability in the Balance Sheets and recognizes changes in the funded status in the year in which the changes occur through Accumulated other comprehensive loss in the Balance Sheets. The Company recognizes the other non-service cost components of net periodic benefit (income) cost in Other, net in the Statements of Operations.
Fair value measurements
The Company has various financial instruments that are measured at fair value on a recurring basis, including certain marketable securities and derivatives. The Company also applies the provisions of fair value measurement to various non-recurring measurements for the Company’s non-financial assets and liabilities. With the exception of investments measured using the net asset value per share practical expedient in accordance with ASC 820, “Fair Value Measurements” (“ASC 820”)” or ASC 825-10

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
described above, the Company measures assets and liabilities in accordance with ASC 820, using inputs from the following three levels of the fair value hierarchy: (i) inputs that are quoted prices in active markets for identical assets or liabilities (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) unobservable inputs that require the entity to use its own best estimates about market participant assumptions (“Level 3”). See Note 11—Financial Instruments and Fair Value Measurements.
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
Treasury Stock
The Company accounts for treasury stock using the cost method. Upon the retirement of treasury stock, the Company allocates the value of treasury shares between common stock, additional paid-in capital and retained earnings. All shares repurchased to date have been retired. See Note 12—Stockholders' Equity.
Revenue recognition
Circulation and subscription revenues
Circulation and subscription revenues include subscription and single-copy sales of digital and print news products, information services subscription revenues and pay television broadcast and streaming subscription revenues. Circulation revenues are based on the number of copies of the printed news products (through home-delivery subscriptions and single-copy sales) and/or digital subscriptions sold, and the associated rates charged to the customers. Single-copy revenue is recognized at a point in time on the date the news products are sold to distribution outlets, net of provisions for related returns.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Revenue generated from subscriptions to receive pay television broadcast, streaming, broadband and phone services for residential and commercial subscribers is recognized over time on a monthly basis as the services are provided. Payment is generally received monthly in advance of providing services, and is deferred upon receipt. Such amounts are recognized as revenue as the related services are provided.
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
Real Estate revenues
Real estate revenues are derived from the sale of digital real estate listing and lead generation products and advanced client management and reporting products, as well as services to agents, brokers and developers. Revenue is typically recognized over the contractual period during which the services are provided. Payments are generally due monthly over the subscription term.
The Company also provides certain leads to agents and brokers at no upfront cost with the Company receiving a portion of the agent sales commission at the time a home transaction is closed. As the amount of revenues is based on several factors outside of the Company’s control including home prices, revenue is recognized when a real estate transaction is closed and any variability no longer exists.
Other revenues
Other revenues are recognized when the related services are performed or the product has been delivered.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising expenses
The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising and promotional expenses recognized totaled $550 million, $525 million and $669 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
In March 2019, the FASB issued ASU 2019-02, “Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials (a consensus of the Emerging Issues Task Force)” (“ASU 2019-02”). The amendments in ASU 2019-02 align the impairment model in Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350) with the fair value model in Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20). The

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Company adopted the amendments in ASU 2019-02 on a prospective basis as of July 1, 2020. The adoption did not have a material effect on the Company's Consolidated Financial Statements. Refer to Note 21—Additional Financial Information for further discussion.
Issued
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 remove certain exceptions to the general principles in Topic 740 and simplify other areas of Topic 740 including the accounting for and recognition of intraperiod tax allocation, deferred tax liabilities for outside basis differences for certain foreign subsidiaries, year-to-date losses in interim periods, deferred tax assets for goodwill in business combinations and franchise taxes in income tax expense. ASU 2019-12 is effective for the Company for annual and interim reporting periods beginning July 1, 2021, with early adoption permitted. The Company does not expect the adoption to have a material effect on its Consolidated Financial Statements.
NOTE 3. REVENUES
On July 1, 2018, the Company adopted ASC 606 “Revenue from Contracts with Customers” (“ASC 606”) on a modified retrospective basis for all contracts which were not completed as of the adoption date. Under ASC 606, revenue is recognized when or as the Company satisfies its respective performance obligations under each contract. The Company recorded a $20 million decrease to Accumulated deficit as of July 1, 2018 to reflect the cumulative impact of its adoption of ASC 606.
Disaggregated revenue
The following tables present the Company’s disaggregated revenues by type and segment for the fiscal years ended June 30, 2021, 2020 and 2019:

	For the fiscal year ended June 30, 2021
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$25	$1,825	$1,296	$—	$1,060	$—	$4,206
Advertising	126	210	373	—	885	—	1,594
Consumer	—	—	—	1,908	—	—	1,908
Real estate	1,153	—	—	—	—	—	1,153
Other	89	37	33	77	260	1	497
Total Revenues	$1,393	$2,072	$1,702	$1,985	$2,205	$1	$9,358

	For the fiscal year ended June 30, 2020
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$36	$1,673	$1,191	$—	$956	$1	$3,857
Advertising	98	174	359	—	1,562	—	2,193
Consumer	—	—	—	1,593	—	—	1,593
Real estate	862	—	—	—	—	—	862
Other	69	37	40	73	283	1	503
Total Revenues	$1,065	$1,884	$1,590	$1,666	$2,801	$2	$9,008

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal year ended June 30, 2019
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$49	$1,926	$1,120	$—	$1,008	$1	$4,104
Advertising	122	215	393	—	2,007	1	2,738
Consumer	—	—	—	1,679	—	—	1,679
Real estate	908	—	—	—	—	—	908
Other	80	61	36	75	392	1	645
Total Revenues	$1,159	$2,202	$1,549	$1,754	$3,407	$3	$10,074
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the fiscal years ended June 30, 2021 and 2020:

	For the fiscal year ended June 30,
	2021	2020
	(in millions)
Beginning balance	$398	$428
Deferral of revenue	3,152	3,091
Recognition of deferred revenue (a)	(3,109)	(3,064)
Other (b)	32	(57)
Ending balance	$473	$398
________________________
(a)For the fiscal years ended June 30, 2021 and 2020, the Company recognized approximately $381 million and $384 million, respectively, of revenue which was included in the opening deferred revenue balance.
(b)For the fiscal year ended June 30, 2021, includes $16 million of deferred revenue acquired as a result of the acquisition of IBD. For the fiscal year ended June 30, 2020, the Company disposed of $51 million of deferred revenue in connection with the sale of News America Marketing. See Note 4—Acquisitions, Disposals and Other Transactions.
Contract assets were immaterial for disclosure as of June 30, 2021 and 2020.
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
During the fiscal year ended June 30, 2021, the Company recognized approximately $392 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of June 30, 2021 was approximately $820 million, of which approximately $302 million is expected to be recognized during fiscal 2022, $244 million is expected to be recognized in fiscal 2023 and $169 million is expected to be recognized in fiscal 2024, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
Fiscal 2021
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
Elara
In December 2020, the Company acquired a controlling interest in Elara Technologies Pte. Ltd. (“Elara”) through a subscription for newly-issued preference shares and the buyout of certain minority shareholders. The total aggregate purchase price associated with the acquisition at the completion date is $138 million which primarily consists of $69 million of cash, the fair value of noncontrolling interests of $37 million and the fair value of the Company’s previously held equity interest in Elara of $22 million. The acquisition of Elara was accounted for in accordance with ASC 805 “Business Combinations,” which requires the Company to re-measure its previously held equity interest in Elara at its acquisition date fair value. The carrying amount of the Company’s previously held equity interest in Elara was $15 million and, accordingly, the Company recognized a gain on remeasurement of $7 million which was recorded in Other, net in the Statement of Operations.
As a result of the transactions, REA Group’s shareholding in Elara increased from 13.5% to 59.7%, while News Corporation’s shareholding increased from 22.1% to 39.0%. During the three months ended March 31, 2021, REA Group acquired an additional 0.8% interest in Elara. REA Group and News Corporation now hold all Elara board seats, and the Company began consolidating Elara in December 2020. The Company’s ownership in REA Group was diluted by 0.2% to 61.4% as a result of the transactions. Subsequent to June 30, 2021, REA Group provided additional funding to Elara in exchange for further equity which increased REA Group’s ownership interest to 65.5% and diluted News Corporation’s interest to 34.3%. The acquisition of Elara allows REA Group to be at the forefront of long-term growth opportunities within India and the digitization of the real estate sector. Elara is a subsidiary of REA Group, and its results are reported within the Digital Real Estate Services segment.
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
Investor’s Business Daily
In May 2021, the Company acquired Investor’s Business Daily (“IBD”) for $275 million in cash. IBD is a digital-first financial news and research business with unique investing content, analytical products and educational resources, including the Investors.com website. The acquisition expands Dow Jones’s offerings with the addition of proprietary data and tools to help professional and retail investors identify top-performing stocks. IBD is operated by Dow Jones, and its results are included within the Dow Jones segment.
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. As a result of the acquisition, the Company recorded net tangible liabilities of approximately $16 million primarily related to deferred revenue and approximately $123 million of identifiable intangible assets, consisting primarily of approximately $51 million related to the IBD tradename with an indefinite life, approximately $43 million of subscriber relationships with a useful life of seven years and approximately $20 million related to technology with a useful life of seven years. In accordance with ASC 350, the excess of the total

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
consideration over the fair values of the net tangible and intangible assets of approximately $166 million was recorded as goodwill on the transaction.
HMH Books & Media
In May 2021, the Company acquired the Books & Media segment of Houghton Mifflin Harcourt (“HMH Books & Media”) for $349 million in cash. HMH Books & Media publishes renowned and awarded children’s, young adult, fiction, non-fiction, culinary and reference titles. The acquisition adds an extensive and successful backlist, a strong frontlist in the lifestyle and children’s segments and a productions business that provides opportunities to expand HarperCollins’s intellectual property across different formats. HMH Books & Media is a subsidiary of HarperCollins and its results are included in the Book Publishing segment.
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. As a result of the acquisition, the Company recorded net tangible assets of approximately $89 million, primarily consisting of accounts receivable, accounts payable, author advances and royalty payables and inventory. In addition, the Company recorded approximately $141 million of intangible assets, consisting primarily of $104 million of publishing rights for backlist titles with a useful life of nine years and $32 million of publishing licenses with a useful life of nine years. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately $119 million was recorded as goodwill on the transaction.
Mortgage Choice
In June 2021, REA Group acquired Mortgage Choice Limited (“Mortgage Choice”) for approximately A$244 million in cash (approximately $183 million based on exchange rates as of the closing date), funded by an increase in REA Group’s debt facilities. Control was transferred and the acquisition became effective and binding on Mortgage Choice shareholders on June 18, 2021 upon court approval. Mortgage Choice is a leading Australian mortgage broking business, and the acquisition complements REA Group’s existing Smartline broker footprint and accelerates REA Group’s financial services strategy to establish a leading mortgage broking business with national scale. Mortgage Choice is a subsidiary of REA Group and its results are included in the Digital Real Estate Services segment.
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. As a result of the acquisition, the Company recorded net tangible assets of A$66 million (US$50 million) consisting primarily of commission contract receivables and payables and approximately A$74 million (US$56 million) of identifiable intangible assets, consisting of A$46 million (US$35 million) related to franchisee relationships with a useful life of 17 years, A$17 million (US$13 million) of software with useful lives ranging from one to five years and A$11 million (US$8 million) primarily related to the Mortgage Choice tradenames with indefinite lives. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately A$104 million (US$79 million) was recorded as goodwill on the transaction.
Fiscal 2020
News America Marketing
On May 5, 2020, the Company sold its News America Marketing business, a reporting unit within its News Media segment (the “Disposition”). The aggregate purchase price for the Disposition consists of (a) up to approximately $235 million, comprised of (i) $50 million in cash at closing, subject to working capital and other adjustments, less cash reinvested to acquire a 5% equity interest in the business at closing, and (ii) additional deferred cash payments payable on or before the fifth anniversary of closing in an aggregate amount of between $125 million and approximately $185 million, depending on the timing of such payments, and (b) a warrant to purchase up to an additional 10% equity interest in the business, which the Company exercised in fiscal 2021. An immaterial gain related to the Disposition was recorded within Other, net. In the Disposition, the Company retained certain liabilities relating to News America Marketing, including those arising from its legal proceedings with Valassis Communications, Inc. (“Valassis”) and Insignia Systems, Inc. (“Insignia”). See Note 16—Commitments and Contingencies.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
________________________
(a)See Note 8—Goodwill and Other Intangible Assets.
(Loss) income before income tax relating to News America Marketing included in the Statements of Operations was $(416) million and $22 million for the fiscal years ended June 30, 2020 and 2019, respectively.
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
NOTE 5. RESTRUCTURING PROGRAMS
The Company recorded restructuring charges of $168 million, $140 million and $92 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, of which $122 million, $84 million and $68 million, respectively, related to the News Media segment. The increase in restructuring charges in fiscal 2021 was primarily as a result of exit costs associated with the anticipated closure of the Company’s Bronx print plant, the termination of a third-party printing contract and the Company’s global cost

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
reduction initiatives. The restructuring charges recorded in fiscal 2020 and 2019 were for employee termination benefits. The increase in restructuring charges during the fiscal year ended June 30, 2020 was primarily as a result of initiatives undertaken by the Company in response to COVID-19.
Changes in the restructuring program liabilities were as follows:

	One-time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, June 30, 2018	$29	$2	$11	$42
Additions	92	—	—	92
Payments	(91)	—	(2)	(93)
Other	(2)	—	1	(1)
Balance, June 30, 2019	$28	$2	$10	$40
Additions	140	—	—	140
Payments	(109)	—	(1)	(110)
Other	5	(2)	—	3
Balance, June 30, 2020	$64	$—	$9	$73
Additions	83	—	85	168
Payments	(97)	—	(55)	(152)
Other	1	—	(4)	(3)
Balance, June 30, 2021	$51	$—	$35	$86
As of June 30, 2021 and June 30, 2020 restructuring liabilities of approximately $58 million and $64 million, respectively, were included in the Balance Sheet in Other current liabilities and $28 million and $9 million, respectively, were included in Other non-current liabilities.
NOTE 6. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of June 30, 2021	As of June 30,
		2021	2020
		(in millions)
Equity method investments(a)	various	$71	$120
Equity securities(b)	various	280	177
Total Investments		$351	$297
________________________
(a)As of June 30, 2020, equity method investments were primarily comprised of Foxtel’s investment in Nickelodeon Australia Joint Venture and Elara, which operates PropTiger.com and Housing.com. In December 2020, the Company acquired a controlling interest in Elara and began consolidating its results. Refer to Note 4—Acquisitions, Disposals and Other Transactions for further discussion.
(b)Equity securities are primarily comprised of certain investments in China, Tremor and the Company’s investment in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The components comprising total gains and losses on equity securities are set forth below:

	For the fiscal year ended June 30,
	2021	2020	2019
	(in millions)
Total gains (losses) recognized on equity securities	$81	$(21)	$(23)
Less: Net losses recognized on equity securities sold or impaired	(1)	—	—
Unrealized gains (losses) recognized on equity securities held at end of period	$82	$(21)	$(23)
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $65 million, $47 million and $17 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. In fiscal 2021, the losses primarily reflect the $54 million non-cash write-down of the Foxtel Group’s investment in the Nickelodeon Australia Joint Venture. In the fourth quarter of fiscal 2021, Foxtel and ViacomCBS entered into a separate programming rights agreement which will result in the windup of the Nickelodeon Australia Joint Venture in the first half of fiscal 2022. In fiscal 2020, the losses primarily reflect non-cash write-downs of $32 million on certain equity method investments. In fiscal 2019, the losses primarily reflect those from the Company’s interest in Elara.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	As of June 30,
		2021	2020
		(in millions)
Land		$131	$123
Buildings and leaseholds	3 to 50 years	1,692	1,473
Digital set top units and installations	5 to 10 years	1,151	1,006
Machinery and equipment	2 to 20 years	1,809	1,680
Capitalized software	2 to 13 years	1,632	1,402
Finance lease right-of-use assets	15 years	138	124
		6,553	5,808
Less: accumulated depreciation and amortization(a)		(4,460)	(3,667)
		2,093	2,141
Construction in progress		179	115
Total Property, plant and equipment, net		$2,272	$2,256
________________________
(a)Includes accumulated amortization of capitalized software of approximately $1,100 million and $921 million as of June 30, 2021 and 2020, respectively.
Depreciation and amortization related to property, plant and equipment was $568 million, $537 million and $533 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. This includes amortization of capitalized software of $250 million, $231 million and $218 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying values of the Company’s intangible assets and related accumulated amortization for the fiscal years ended June 30, 2021 and June 30, 2020 were as follows:

	As of June 30,
	2021	2020
	(in millions)
Intangible Assets Not Subject to Amortization
Trademarks and tradenames	$389	$321
Newspaper mastheads	282	281
Imprints	250	224
Radio broadcast licenses	136	121
Total intangible assets not subject to amortization	1,057	947
Intangible Assets Subject to Amortization
Publishing rights(a)	383	261
Customer relationships(b)	697	647
Other(c)	42	9
Total intangible assets subject to amortization, net	1,122	917
Total Intangible assets, net	$2,179	$1,864
________________________
(a)Net of accumulated amortization of $275 million and $252 million as of June 30, 2021 and 2020, respectively. The useful lives of publishing rights range from 3 to 30 years primarily based on the weighted-average remaining contractual terms of the underlying publishing contracts and the Company’s estimates of the period within those terms that the asset is expected to generate a majority of its future cash flows.
(b)Net of accumulated amortization of $693 million and $592 million as of June 30, 2021 and 2020, respectively. The useful lives of customer relationships range from 3 to 25 years. The useful lives of these assets are estimated by applying historical attrition rates and determining the resulting period over which a majority of the accumulated undiscounted cash flows related to the customer relationships are expected to be generated.
(c)Net of accumulated amortization of $81 million and $79 million as of June 30, 2021 and 2020, respectively. The useful lives of other intangible assets range from 2 to 15 years. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.
The Company recognized impairment charges on its intangible assets of $194 million and $47 million for the fiscal years ended June 30, 2020 and 2019, respectively, primarily related to indefinite-lived intangible assets in the News Media segment.
Amortization expense related to amortizable intangible assets was $112 million, $108 million and $126 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
Based on the current amount of amortizable intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2022—$130 million; 2023—$124 million; 2024—$118 million; 2025—$115 million; and 2026—$113 million.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying value of goodwill, by segment, are as follows:

	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Total Goodwill
	(in millions)
Balance, June 30, 2019	$1,350	$1,844	$1,368	$266	$319	$5,147
Acquisitions	—	—	—	10	2	12
Impairments	—	(882)	—	—	(216)	(1,098)
Dispositions	(2)	—	—	—	—	(2)
Foreign exchange and other	(15)	(77)	—	(12)	(4)	(108)
Balance, June 30, 2020	$1,333	$885	$1,368	$264	$101	$3,951
Acquisitions(a)	224	—	166	124	—	514
Impairments	—	—	—	—	—	—
Dispositions	—	—	—	(1)	—	(1)
Foreign exchange and other	60	93	(2)	26	12	189
Balance, June 30, 2021	$1,617	$978	$1,532	$413	$113	$4,653
________________________
(a)See Note 4—Acquisitions, Disposals and Other Transactions for the primary drivers of increases in goodwill by segment.
The carrying amount of goodwill as of June 30, 2021 and 2020 both reflected accumulated impairments of $4.8 billion principally relating to impairments at the Dow Jones and News Media segments that were recognized prior to the Company’s separation of its businesses from Twenty-First Century Fox, Inc. (“21st Century Fox”) on June 28, 2013 (the “Separation”).
Annual Impairment Assessments
Fiscal 2021
In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually in the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts. See Note 2—Summary of Significant Accounting Policies.
The performance of the Company’s annual impairment analysis resulted in no impairments to goodwill and indefinite-lived intangible assets in fiscal 2021. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 8.0% to 22.0%), long-term growth rates (ranging from 0.0% to 3.0%) and royalty rates (ranging from 0.25% to 6.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

Fiscal 2020
The performance of the Company’s annual impairment analysis resulted in $89 million of impairments to goodwill and indefinite-lived intangible assets in fiscal 2020, primarily related to goodwill at a reporting unit within the News Media segment. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 9.0% to 22.5%), long-term growth rates (ranging from 0.0% to 3.0%) and royalty rates (ranging from 0.25% to 6.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.
Foxtel: During the third quarter of fiscal 2020, the Company recognized non-cash impairment charges totaling $931 million related to the goodwill and indefinite-lived intangible assets at its Foxtel reporting unit. Due to the impact of adverse trends

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
resulting from lower expected broadcast subscribers and the impact that COVID-19 was expected to have on advertising, streaming and commercial subscriber revenues in the near term, the Company revised its future outlook which resulted in a reduction in expected future cash flows of the business. As a result, the Company determined that the fair value of the reporting unit was less than its carrying value and recorded non-cash impairment charges of $882 million to goodwill and $49 million to indefinite-lived intangible assets. The assumptions utilized in the income approach valuation method for Foxtel were discount rates ranging from 10.5% to 11.5%, a long-term growth rate of 2.0% and a royalty rate of 1.5%. The assumptions utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10.0%.

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
Fiscal 2019
The performance of the Company’s annual impairment analysis resulted in impairments of $87 million to goodwill and indefinite-lived intangible assets in fiscal 2019, primarily related to goodwill at a reporting unit within the News Media segment. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 9.0% to 25.0%), long-term growth rates (ranging from 0.0% to 3.0%) and royalty rates (ranging from 0.5% to 6.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5% to 10%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at June 30, 2021	Maturity at June 30, 2021	As of June 30, 2021	As of June 30, 2020
			(in millions)
News Corporation
2021 Senior notes	3.875%	May 15, 2029	985	—
Foxtel Group (a)
2019 Credit facility (b)	2.33%	May 31, 2024	232	371
2019 Term loan facility	6.25%	Nov 22, 2024	190	171
2017 Working capital facility (b)	2.33%	May 31, 2024	—	—
Telstra facility	7.83%	Dec 22, 2027	60	11
2012 US private placement—USD portion—tranche 2 (c)	4.27%	Jul 25, 2022	202	200
2012 US private placement—USD portion—tranche 3 (c)	4.42%	Jul 25, 2024	152	150
2012 US private placement—AUD portion	7.04%	Jul 25, 2022	78	73
REA Group (a)
2018 Credit facility	—%	Apr 27, 2021	—	48
2019 Credit facility	—%	Dec 2, 2021	—	117
2020 Credit facility	—%	Dec 2, 2021	—	—
2021 Bridge facility (d)	0.86%	Jul 31, 2022	314	—
Finance Lease Liability	See Note 10		100	118
Total borrowings			2,313	1,259
Less: current portion (e)			(28)	(76)
Long-term borrowings			2,285	1,183
________________________
(a)These borrowings were incurred by certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”), consolidated but non wholly-owned subsidiaries of News Corp, and are only guaranteed by the Foxtel Group and REA Group and their respective subsidiaries, as applicable, and are non-recourse to News Corp.
(b)As of June 30, 2021, the Foxtel Debt Group had total undrawn commitments of A$334 million available under these facilities.
(c)The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 11—Financial Instruments and Fair Value Measurements.
(d)As of June 30, 2021, REA Group had total undrawn commitments of A$107 million available under this facility.
(e)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.” $28 million and $28 million relates to the current portion of finance lease liabilities as of June 30, 2021 and 2020, respectively.
News Corporation Borrowings
In April 2021, the Company issued $1 billion of senior notes due 2029 (the “2021 Senior Notes”). The 2021 Senior Notes bear interest at a fixed rate of 3.875% per annum, payable in cash semi-annually on May 15 and November 15 of each year, commencing November 15, 2021. The notes will mature on May 15, 2029.
The 2021 Senior Notes are the senior unsecured obligations of the Company and rank equally in right of payment with the Company’s existing and future senior debt, including its existing revolving credit facility. The Company may redeem all or a part of the 2021 Senior Notes upon payment of the redemption prices and applicable premiums, if any, set forth in the indenture governing the 2021 Senior Notes (the “Indenture”), plus any accrued and unpaid interest. In addition, prior to May 15, 2024, the

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Company may redeem up to 40% of the aggregate principal amount of the 2021 Senior Notes with the net cash proceeds of certain equity offerings at the redemption price set forth in the Indenture, plus any accrued and unpaid interest. In the event of specified change of control events, the Company must offer to purchase the outstanding 2021 Senior Notes from the holders at a purchase price equal to 101% of the principal amount, plus any accrued and unpaid interest.
There are no financial maintenance covenants with respect to the 2021 Senior Notes. The Indenture contains other covenants that, among other things and subject to certain exceptions, (i) limit the Company’s ability and the ability of its subsidiaries to incur any liens securing indebtedness for borrowed money and (ii) limit the Company’s ability to consolidate or merge with or into another person or sell or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries (taken as a whole).

Foxtel Group Borrowings
The Foxtel Group has borrowings under the following facilities, as well as outstanding U.S. private placement senior unsecured notes:
•An A$610 million 2019 revolving credit facility and A$40 million 2017 working capital facility. Borrowings under these facilities bore interest at a floating rate of the Australian BBSY plus an applicable margin of between 2.00% and 3.75% per annum, depending on the Foxtel Debt Group’s net leverage ratio, until April 2021, when the facilities were amended to extend the debt maturity and reduce the upper limit of the margin range to 3.25%. The Foxtel Debt Group pays a commitment fee of 45% of the applicable margin for any undrawn amounts under these facilities.
•A fully drawn A$250 million term loan facility. Borrowings under this facility bear interest at a fixed rate of 6.25% per annum.
•An A$170 million subordinated shareholder loan facility agreement with Telstra Corporation Limited (the “Telstra Facility”), which owns a 35% interest in the Foxtel Group. Borrowings under the Telstra Facility can be used to finance cable transmission costs due to Telstra under a services arrangement between the Foxtel Group and Telstra and bear interest at a variable rate of the Australian BBSY plus a margin of 7.75%. The terms of the Telstra Facility allow for the capitalization of accrued interest to the principal outstanding. The Company excludes borrowings under this facility from the Statements of Cash Flows as they are non-cash.
The agreements governing the Foxtel Debt Group’s external borrowings (revolving credit facilities, the term loan facility and the U.S. private placement senior unsecured notes) contain customary affirmative and negative covenants and events of default, with customary exceptions, including specified financial and non-financial covenants calculated in accordance with Australian International Financial Reporting Standards. Subject to certain exceptions, these covenants restrict or prohibit members of the Foxtel Debt Group from, among other things, undertaking certain transactions, disposing of certain properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, giving guarantees, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of certain other loans and undergoing fundamental business changes. In addition, the agreements require the Foxtel Debt Group to maintain a ratio of net debt to Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”), as adjusted under the applicable agreements, of not more than 3.50 to 1.0 for fiscal 2021 and not more than 3.25 to 1.0 for fiscal 2022 and thereafter. The agreements also require the Foxtel Debt Group to maintain a net interest coverage ratio of not less than 3.5 to 1.0. There are no assets pledged as collateral for any of the borrowings.
REA Group Facilities
In June 2021, REA Group entered into an A$520 million Bridge Facility due July 2022 (the “2021 Bridge Facility”). Borrowings under this facility bear interest at a floating rate of the Australian BBSY plus a margin of between 0.80% and 1.40% depending on the time to maturity. Drawdowns under the 2021 Bridge Facility were used to repay and terminate REA Group’s A$170 million 2019 Credit Facility (the “2019 Credit Facility”) in June 2021, while cash on hand was used to repay the A$70 million 2018 Credit Facility (the “2018 Credit Facility”) at maturity. Borrowings under the 2018 Credit Facility bore interest at a floating rate of the Australian BBSY plus a margin of between 0.85% and 2.75% depending on REA Group’s net leverage ratio. Borrowings under the 2019 Credit Facility bore interest at a floating rate of the Australian BBSY plus a margin of between 0.85% and 2.00% depending on REA Group’s net leverage ratio. The undrawn A$148.5 million 2020 Credit Facility and A$20 million 2020 Overdraft Facility were also terminated in June 2021.
The agreement governing the 2021 Bridge Facility requires REA Group to maintain an interest coverage ratio of not less than 3.0 to 1.0 and an adjusted net leverage ratio of not greater than 3.5 to 1.0. The agreement also contains certain other customary affirmative and negative covenants. Subject to certain exceptions, these covenants restrict or prohibit REA Group and its

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
subsidiaries from, among other things, incurring or guaranteeing debt, disposing of certain properties or assets, merging or consolidating with any other person, making financial accommodation available, entering into certain other financing arrangements, creating or permitting certain liens, engaging in non arms’ length transactions with affiliates, undergoing fundamental business changes and making restricted payments.
News Corp Revolving Credit Facility
The Company has access to a credit agreement (the “2019 Credit Agreement”) which provides for an unsecured $750 million revolving credit facility (the “2019 News Corp Credit Facility”) that can be used for general corporate purposes. The 2019 News Corp Credit Facility has a sublimit of $100 million available for issuances of letters of credit. Under the 2019 Credit Agreement, the Company may request increases in the amount of the facility up to a maximum amount of $1 billion. The lenders’ commitments to make the 2019 News Corp Credit Facility available terminate on December 12, 2024, and the Company may request that the commitments be extended under certain circumstances for up to two additional one-year periods.
Interest on borrowings under the 2019 News Corp Credit Facility is based on either (a) a Eurodollar Rate formula or (b) the Base Rate formula, each as set forth in the 2019 Credit Agreement. The applicable margin and the commitment fee are based on the pricing grid in the 2019 Credit Agreement, which varies based on the Company’s adjusted operating income net leverage ratio. As of June 30, 2021, the Company was paying a commitment fee of 0.20% on any undrawn balance and an applicable margin of 0.375% for a Base Rate borrowing and 1.375% for a Eurodollar Rate borrowing. As of June 30, 2021, the Company had not borrowed any funds under the 2019 News Corp Credit Facility.
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
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants, and events of default, including those discussed above. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the Company’s debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at June 30, 2021.
Future maturities
The following table summarizes the Company’s debt maturities, excluding debt issuance costs and finance lease liabilities, as of June 30, 2021:

As of June 30, 2021
(in millions)
Fiscal 2022	$—
Fiscal 2023	592
Fiscal 2024	232
Fiscal 2025	340
Fiscal 2026	—
Thereafter	1,060
NOTE 10. LEASES
On July 1, 2019, the Company adopted ASU 2016-02 on a modified retrospective basis and recognized a $9 million cumulative-effect adjustment to the opening balance of Accumulated deficit related to previous sale leaseback transactions.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Other required lease disclosures
The total lease cost for operating and finance leases included in the Statements of Operations was as follows:

		For the fiscal years ended June 30,
		2021	2020
	Income Statement Location	(in millions)
Operating lease costs	Selling, general and administrative	$135	$139
Operating lease costs	Operating expenses	37	64
Finance lease costs	Depreciation and amortization	27	6
Finance lease costs	Interest expense, net	4	1
Short term lease costs	Operating expenses	15	9
Variable lease costs	Selling, general and administrative	28	41
Total lease costs		$246	$260
Total operating lease expense was approximately $195 million for the fiscal year ended June 30, 2019.
Additional information related to the Company’s operating and finance leases under ASU 2016-02:

	As of June 30, 2021		As of June 30, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	11.8 years	3.7 years	12.2 years	4.7 years
Weighted-average incremental borrowing rate	3.54%	3.64%	3.49%	3.64%

	For the fiscal years ended June 30,
	2021	2020
	(in millions)
Cash paid - Operating lease liabilities	$184	$224
Cash paid - Finance lease liabilities - principal	30	7
Cash paid - Finance lease liabilities - interest	4	1
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	25	225

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments as of June 30, 2021 are as follows:

	As of June 30, 2021
	Operating Leases	Finance Leases
	(in millions)
Fiscal 2022	$185	$31
Fiscal 2023	171	29
Fiscal 2024	156	29
Fiscal 2025	143	17
Fiscal 2026	127	—
Thereafter	780	—
Total future minimum lease payments	$1,562	$106
Less: interest	(303)	(6)
Present value of minimum payments	$1,259	$100
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period. The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021				June 30, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cross-currency interest rate derivatives—fair value hedges	$—	$18	$—	$18	$—	$24	$—	$24
Cross-currency interest rate derivatives—cash flow hedges	—	—	—	—	—	98	—	98
Cross-currency interest rate derivatives(a)	—	73	—	73	—	—	—	—
Equity securities(b)	164	—	116	280	54	—	123	177
Total assets	$164	$91	$116	$371	$54	$122	$123	$299
Liabilities:
Foreign currency derivatives—cash flow hedges	$—	$—	$—	$—	$—	$3	$—	$3
Interest rate derivatives—cash flow hedges	—	9	—	9	—	16	—	16
Cross-currency interest rate derivatives—cash flow hedges	—	—	—	—	—	18	—	18
Cross-currency interest rate derivatives(a)	—	13	—	13	—	—	—	—
Total liabilities	$—	$22	$—	$22	$—	$37	$—	$37
________________________
(a)The Company determined that its cross-currency interest rate derivatives are no longer considered highly effective as of December 31, 2020 primarily due to changes in foreign exchange and interest rates.
(b)See Note 6—Investments.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the fiscal year ended June 30,
	2021	2020
	(in millions)
Balance—beginning of year	$123	$113
Additions (a)	11	19
Measurement adjustments	21	(4)
Foreign exchange and other (b)	(39)	(5)
Balance—end of year	$116	$123
________________________
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
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

		Fair value as of June 30,
	Balance Sheet Location	2021	2020
		(in millions)
Cross-currency interest rate derivatives—fair value hedges	Other non-current assets	$18	$24
Cross-currency interest rate derivatives—cash flow hedges	Other non-current assets	—	98
Cross-currency interest rate derivatives (a)	Other non-current assets	73	—
Foreign-currency derivatives—cash flow hedges	Other current liabilities	—	(3)
Interest rate derivatives—cash flow hedges	Other current liabilities	(6)	—
Interest rate derivatives—cash flow hedges	Other non-current liabilities	(3)	(16)
Cross-currency interest rate derivatives—cash flow hedges	Other non-current liabilities	—	(18)
Cross-currency interest rate derivatives (a)	Other non-current liabilities	(13)	—
(a)The Company determined that its cross-currency interest rate derivatives are no longer considered highly effective as of December 31, 2020 primarily due to changes in foreign exchange and interest rates.
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives and interest rate derivatives to mitigate currency exchange and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment and certain programming rights.
The total notional value of foreign currency contract derivatives designated for hedging was $18 million as of June 30, 2021. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is one year. As of June 30,

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2021, the Company estimates that approximately $1 million of net derivative losses related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated for hedging was approximately A$300 million as of June 30, 2021. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to September 2022. As of June 30, 2021, the Company estimates that approximately $5 million of net derivative losses related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
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
The total notional value of cross-currency interest rate swaps for which the Company discontinued hedge accounting was approximately $280 million as of June 30, 2021. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2024. As of June 30, 2021, the Company estimates that approximately $5 million of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The following table presents the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the fiscal years ended June 30, 2021, 2020 and 2019 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the fiscal year ended June 30,			Income statement location
	2021	2020	2019
	(in millions)
Foreign currency derivatives—cash flow hedges	$3	$(2)	$2	Operating expenses
Cross-currency interest rate derivatives	(15)	—	9	Interest expense, net
Interest rate derivatives—cash flow hedges	—	(7)	(9)	Interest expense, net
Total	$(12)	$(9)	$2

	(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the fiscal year ended June 30,			Income statement location
	2021	2020	2019
	(in millions)
Foreign currency derivatives—cash flow hedges	$(1)	$(2)	$(3)	Operating expenses
Cross-currency interest rate derivatives	11	3	(4)	Interest expense, net
Interest rate derivatives—cash flow hedges	5	(3)	8	Interest expense, net
Total	$15	$(2)	$1
The gain resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 was approximately $11 million for the fiscal year ended June 30, 2021.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fair value hedges
Borrowings issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. During the fiscal year ended June 30, 2021, such adjustments increased the carrying value of borrowings by nil.
The total notional value of the fair value hedges was approximately $70 million as of June 30, 2021. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.
During fiscal 2021, 2020 and 2019, the amount recognized in the Statements of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of June 30, 2021 and 2020:

	As of June 30,
	2021	2020
Borrowings:	(in millions)
Carrying amount of hedged item	$71	$71
Cumulative hedging adjustments included in the carrying amount	5	6
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
Other Fair Value Measurements
As of June 30, 2021, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2021 Senior Notes and the U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. STOCKHOLDERS’ EQUITY
Authorized Capital Stock
The Company’s authorized capital stock consists of 1,500,000,000 shares of Class A Common Stock, par value $0.01 per share, 750,000,000 shares of Class B Common Stock, par value $0.01 per share, 25,000,000 shares of Series Common Stock, par value $0.01 per share, and 25,000,000 shares of Preferred Stock, par value $0.01 per share.
Common Stock and Preferred Stock
Shares Outstanding—As of June 30, 2021, the Company had approximately 391 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and approximately 200 million shares of Class B Common Stock outstanding at a par value of $0.01 per share. As of June 30, 2021, the Company had no shares of Series Common Stock or Preferred Stock outstanding.
Dividends—The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2021	2020	2019
Cash dividends paid per share	$0.20	$0.20	$0.20
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
Stock Repurchases
In May 2013, the Board of Directors authorized the Company to repurchase up to an aggregate of $500 million of its Class A Common Stock. No stock repurchases were made during the fiscal years ended June 30, 2021, 2020 and 2019. Over the life of the program through July 30, 2021, the Company cumulatively repurchased approximately 5.2 million shares of Class A Common Stock for an aggregate cost of approximately $71 million. The remaining authorized amount under the stock repurchase program as of July 30, 2021 was approximately $429 million. All decisions regarding any future stock repurchases are at the sole discretion of a duly appointed committee of the Board of Directors and management. The committee’s decisions regarding future stock repurchases will be evaluated from time to time in light of many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the committee may deem relevant. The stock repurchase

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
authorization may be modified, extended, suspended or discontinued at any time by the Board of Directors and the Board of Directors cannot provide any assurances that any additional shares will be repurchased.
The Company did not purchase any of its Class A or Class B Common Stock during the fiscal years ended June 30, 2021, 2020 and 2019.
Stockholder Rights Agreement
During fiscal 2021, the Board of Directors adopted the fourth amended and restated rights agreement, which is referred to below as the “rights agreement.” Under the rights agreement, each outstanding share of common stock of the Company has attached to it one right. Initially, the rights are represented by the common stock of the Company, are not traded separately from the common stock and are not exercisable. The rights, unless redeemed or exchanged, will become exercisable for common stock of the Company 10 business days after the earlier of public announcement that a person or group has obtained beneficial ownership (defined to include stock which a person has the right to acquire, regardless of whether such right is subject to the passage of time or the satisfaction of conditions) of 15% or more of the outstanding shares of the Company’s Class B Common Stock or launch of a tender offer to do so. Following such acquisition of beneficial ownership, each right will entitle its holder (other than the acquiring person or group) to purchase, at the exercise price (subject to adjustments provided in the rights agreement), a number of shares of the Company’s Class A or Class B Common Stock, as applicable, having a then-current market value of twice the exercise price, and in the event of a subsequent merger or other acquisition of the Company or transfer of more than 50% of the Company or its assets, to purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a then-current market value of twice the exercise price. The exercise price for the Company rights will be $90.00, subject to certain adjustments.
The rights will not become exercisable by virtue of (i) any person’s or group’s beneficial ownership, as of June 28, 2013 (the “Distribution Date”), of 15% or more of the Class B Common Stock of the Company, unless such person or group acquires beneficial ownership of additional shares of the Company’s Class B Common Stock after June 16, 2021; (ii) the repurchase of the Company’s shares that causes a holder to become the beneficial owner of 15% or more of the Company’s Class B Common Stock, unless such holder acquires beneficial ownership of additional shares representing one percent or more of the Company’s Class B Common Stock; (iii) acquisitions by way of a pro rata stock dividend or a stock split; (iv) acquisitions solely as a result of any unilateral grant of any security by the Company or through the exercise of any options, warrants, rights or similar interests (including restricted stock) granted by the Company to its directors, officers and employees pursuant to any equity incentive or award plan; or (v) certain acquisitions determined by the Board of Directors to be inadvertent, provided, that following such acquisition, the acquirer promptly, but in any case within 10 business days, divests a sufficient number of shares so that such person would no longer otherwise qualify as an acquiring person.
The rights will expire on June 18, 2022, unless the rights agreement is earlier terminated or such date is advanced or extended by the Company, or the rights are earlier redeemed or exchanged by the Company. The description of the rights agreement is qualified in its entirety by reference to the rights agreement, including the form of the Certificate of Designations attached as an exhibit thereto.
NOTE 13. EQUITY-BASED COMPENSATION
Employees, Directors and other service providers of the Company (“participants”) are eligible to participate in the News Corporation 2013 Long-Term Incentive Plan (as amended and restated, the “2013 LTIP”), which provides for equity-based compensation including performance stock units (“PSUs”), restricted stock units (“RSUs”) and other types of awards. The Company has the ability to award up to 50 million shares of Class A Common Stock under the terms of the 2013 LTIP. All shares of Class A Common Stock reserved for cancelled or forfeited equity-based compensation awards under the 2013 LTIP become available for future grants. In addition, shares of Class A Common Stock are issuable pursuant to certain stock option awards assumed by the Company in connection with acquisitions.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the Company’s equity-based compensation expense reported in the Statements of Operations:

	For the fiscal years ended June 30,
	2021	2020	2019
	(in millions)
Total equity compensation expense	$128	$69	$73
Total intrinsic value of stock options exercised	$1	$1	$1
As of June 30, 2021, the total compensation cost not yet recognized for all unvested awards held by participants was approximately $70 million and is expected to be recognized over a weighted average period of between one and two years. The total intrinsic value of all outstanding awards was approximately $275 million as of June 30, 2021.
The tax benefit recognized on PSUs and RSUs for participants that vested and stock options that were exercised by participants during the applicable fiscal year was $18 million, $24 million and $16 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
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
During fiscal 2021, 2020 and 2019, certain participants in the 2013 LTIP received grants of PSUs which have a three-year performance measurement period. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 200% of the target award, subject to three-year performance conditions consisting of a combination of cumulative business-unit-specific revenue, EBITDA (as defined in Note 9—Borrowings) and free cash flow, or the Company’s cumulative earnings per share, cumulative free cash flow and three-year total stockholder return relative to the individual companies that comprise the Standard and Poor’s 1500 Media Index. In addition, in the first quarter of fiscal 2019, certain participants other than named executive officers of the Company also received grants of PSUs which have a one-year performance measurement period. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 200% of the target award, subject to one-year performance conditions consisting of a combination of business-unit-specific revenue and free cash flow or Company earnings per share and free cash flow.
During fiscal 2021, 2020 and 2019, the Company granted approximately 1.6 million, 2.1 million and 6.0 million PSUs, respectively, at target to participants, of which approximately 0.8 million, 1.2 million and 4.3 million PSUs, respectively, will be settled in Class A Common Stock, with the remaining PSUs, which are granted to executive Directors and to employees in certain foreign locations, being settled in cash, assuming performance conditions are met.
During fiscal 2021, 2020 and 2019, approximately 3.6 million, 6.3 million and 4.2 million PSUs respectively, vested, of which approximately 1.2 million, 1.6 million and 1.1 million PSUs, respectively, were settled in cash for approximately $18 million, $21 million and $15 million, respectively, before statutory tax withholdings.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
RSUs are grants that entitle the holder to shares of the Company’s Class A Common Stock or the cash equivalent value of such shares. The fair value of RSUs is based upon the fair market value of the shares underlying the awards on the grant date and expensed using a straight-line method over the applicable vesting period. Any person who holds RSUs shall have no ownership interest in the shares or cash to which such RSUs relate unless and until the shares or cash are delivered to the holder. Each RSU is entitled to receive dividend equivalents for each regular cash dividend on the Class A Common Stock paid by the Company during the award period, subject to the same terms and conditions as apply to the underlying award.
During fiscal 2021, 2020 and 2019, certain participants in the 2013 LTIP received grants of time-vested RSUs. Vesting of the awards is subject to the participants’ continued service with the Company through the applicable vesting date. During the fiscal years ended June 30, 2021, 2020 and 2019, 3.4 million, 4.2 million and 1.1 million RSUs, respectively, were granted to participants. Of the awards granted during fiscal 2021 and fiscal 2020, approximately 1.0 million and 0.9 million RSUs, respectively, which are granted to employees in certain foreign locations, will be settled in cash, with the remaining RSUs outstanding being settled in Class A Common Stock. These RSUs have graded vesting primarily over three years.
During fiscal 2021, approximately 1.6 million RSUs vested, of which approximately 0.3 million RSUs were settled in cash for approximately $4 million before statutory tax withholdings.
The following table summarizes the activity related to the target PSUs and RSUs granted to participants that will be settled in shares of the Company (PSUs and RSUs in thousands):

	Fiscal 2021		Fiscal 2020		Fiscal 2019
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
PSUs and RSUs
Unvested units at beginning of the year	7,717	$13.39	10,280	$13.70	9,341	$14.54
Granted(a)	3,546	15.59	4,468	12.79	5,445	12.98
Vested(b)	(3,676)	13.30	(5,565)	14.12	(3,534)	14.72
Cancelled(c)	(565)	15.05	(1,466)	10.97	(972)	14.02
Unvested units at the end of the year	7,022	$14.61	7,717	$13.39	10,280	$13.70
________________________
(a)For fiscal 2021, includes 0.8 million target PSUs and 2.4 million RSUs granted and a payout adjustment of 0.3 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2018 that vested during fiscal 2021.
For fiscal 2020, includes 1.1 million target PSUs and 3.3 million RSUs granted and a payout adjustment of 0.1 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2019 that vested during fiscal 2020.
For fiscal 2019, includes 3.8 million target PSUs and 1.1 million RSUs granted and a payout adjustment of 0.5 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2018 that vested during fiscal 2019.
(b)The fair value of PSUs and RSUs held by participants that vested during the fiscal years ended June 30, 2021, 2020 and 2019 was $49 million, $79 million and $52 million, respectively.
(c)For fiscal 2021, includes 0.3 million of target PSUs and 0.3 million RSUs cancelled.
For fiscal 2020, includes 0.4 million of target PSUs and 0.7 million RSUs cancelled and a payout adjustment of 0.4 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2017 that vested during fiscal 2020.
For fiscal 2019, includes 0.6 million of target PSUs and 0.1 million RSUs cancelled and a payout adjustment of 0.3 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2016 that vested during fiscal 2019.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The following table summarizes information about stock option transactions for the employee stock option plans (options in thousands):

	Fiscal 2021		Fiscal 2020		Fiscal 2019
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at the beginning of the year	232	$8.45	335	$8.04	473	$7.61
Exercised	(150)	8.65	(103)	8.25	(136)	6.58
Cancelled	—	—	—	—	(2)	5.90
Outstanding at the end of the year(a)	82	$8.10	232	$8.45	335	$8.04
Exercisable at the end of the year(a)	82		232		335
________________________
(a)The weighted average remaining contractual life of options outstanding and exercisable as of June 30, 2021 was approximately 2.00 years.
NOTE 14. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the fiscal years ended June 30,
	2021	2020	2019
	(in millions, except per share amounts)
Net income (loss)	$389	$(1,545)	$228
Less: Net (income) loss attributable to noncontrolling interests	(59)	276	(73)
Net income (loss) attributable to News Corporation stockholders	$330	$(1,269)	$155
Weighted-average number of shares of common stock outstanding—basic	590.4	587.9	584.7
Dilutive effect of equity awards(a)	3.0	—	3.2
Weighted-average number of shares of common stock outstanding—diluted	593.4	587.9	587.9
Net income (loss) attributable to News Corporation stockholders per share - basic	$0.56	$(2.16)	$0.27
Net income (loss) attributable to News Corporation stockholders per share - diluted	$0.56	$(2.16)	$0.26
________________________
(a)The dilutive impact of the Company’s PSUs, RSUs and stock options has been excluded from the calculation of diluted loss per share for the fiscal year ended June 30, 2020 because their inclusion would have an antidilutive effect on the net loss per share.
NOTE 15. RELATED PARTY TRANSACTIONS
Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties to purchase and/or sell advertising and administrative services. The Company has also previously entered into transactions with related parties to sell certain broadcast rights.
The following table sets forth the net revenue from related parties included in the Statements of Operations:

	For the fiscal years ended June 30,
	2021	2020	2019
	(in millions)
Related party revenue (expense), net	$(35)	$(69)	$(96)

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the amount of receivables due from and payables due to related parties outstanding on the Balance Sheets:

	As of June 30,
	2021	2020
	(in millions)
Accounts receivable from related parties	$8	$4
Accounts payable to related parties	2	4
NOTE 16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2021:

	As of June 30, 2021
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$1,042	$444	$402	$106	$90
Sports programming rights(b)	2,022	402	938	446	236
Programming costs(c)	745	265	430	36	14
Operating leases(d)
Transmission costs(e)	207	30	54	37	86
Land and buildings	1,313	153	267	224	669
Plant and machinery	13	7	5	1	—
Finance leases
Transmission costs(e)	106	31	58	17	—
Borrowings(f)	2,224	—	824	340	1,060
Interest payments on borrowings(g)	438	87	136	92	123
Total commitments and contractual obligations	$8,110	$1,419	$3,114	$1,299	$2,278
________________________
(a)The Company has commitments under purchase obligations related to minimum subscriber guarantees for license fees, printing contracts, capital projects, marketing agreements, production services and other legally binding commitments.
(b)The Company has sports programming rights commitments with the National Rugby League, Australian Football League and Cricket Australia, as well as certain other broadcast rights which are payable through fiscal 2028.
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
(f)See Note 9—Borrowings.
(g)Reflects the Company’s expected future interest payments on borrowings outstanding and interest rates applicable at June 30, 2021. Such rates are subject to change in future periods. See Note 9—Borrowings.
Contingencies
The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed below. The outcome of these matters and claims is subject to significant uncertainty, and the Company often

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
On December 19, 2013, the NAM Group filed a motion to dismiss the complaint and on March 30, 2016, the District Court dismissed Valassis’s bundling and tying claims. On September 25, 2017, the District Court granted Valassis’s motion to transfer the case to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). On April 13, 2018, the NAM Group filed a motion for summary judgment dismissing the case which was granted in part and denied in part by the N.Y. District Court on February 21, 2019. The N.Y. District Court found that the NAM Group’s bidding practices were lawful but denied its motion with respect to claims arising out of certain other alleged contracting practices. In addition, the N.Y. District Court also dismissed Valassis’s claims relating to free-standing insert products. The trial began on June 29, 2021 and on July 18, 2021, the parties agreed to settle the litigation, and Valassis’s claims were dismissed with prejudice on July 19, 2021.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $10 million, $8 million and $10 million for the fiscal years ended June 30, 2021, June 30, 2020 and June 30, 2019, respectively. As of June 30, 2021, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $47 million. The amount to be indemnified by FOX of approximately $55 million was recorded as a receivable in Other current assets on the Balance Sheet as of June 30, 2021. The net expense for the fiscal year ended June 30, 2020 reflects a $5 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from FOX as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
NOTE 17. RETIREMENT BENEFIT OBLIGATIONS
The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. Plans in the U.S., U.K., Australia, and other foreign plans are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through net income are recorded in Accumulated other comprehensive loss, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets and mortality rates. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2021, 2020 and 2019.
Summary of Funded Status
The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The combined domestic and foreign pension and postretirement benefit plans resulted in a net pension and postretirement benefits liability of $102 million and $194 million at June 30, 2021 and 2020, respectively. The Company recognized these amounts in the Balance Sheets at June 30, 2021 and 2020 as follows:

	Pension Benefits
	Domestic		Foreign		Postretirement benefits		Total
	2021	2020	2021	2020	2021	2020	2021	2020
	(in millions)
Other non-current assets	$—	$—	$120	$94	$—	$—	$120	$94
Other current liabilities	(1)	—	(2)	(2)	(8)	(9)	(11)	(11)
Retirement benefit obligations	(53)	(95)	(80)	(82)	(78)	(100)	(211)	(277)
Net amount recognized	$(54)	$(95)	$38	$10	$(86)	$(109)	$(102)	$(194)

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the change in the projected benefit obligation, change in the fair value of the Company’s plan assets and funded status:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(in millions)
Projected benefit obligation, beginning of the year	$353	$350	$1,051	$1,025	$109	$109	$1,513	$1,484
Service cost	—	—	2	2	—	—	2	2
Interest cost	7	11	16	20	2	3	25	34
Benefits paid	(18)	(17)	(45)	(39)	(8)	(8)	(71)	(64)
Settlements(a)	(12)	(30)	(10)	(27)	—	—	(22)	(57)
Actuarial loss (gain)(b)	9	39	(18)	102	(1)	5	(10)	146
Foreign exchange rate changes	—	—	128	(32)	1	—	129	(32)
Amendments, transfers and other	—	—	—	—	(17)	—	(17)	—
Projected benefit obligation, end of the year	339	353	1,124	1,051	86	109	1,549	1,513
Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	258	263	1,061	1,062	—	—	1,319	1,325
Actual return on plan assets	36	25	12	85	—	—	48	110
Employer contributions	21	17	14	13	—	—	35	30
Benefits paid	(18)	(17)	(45)	(39)	—	—	(63)	(56)
Settlements(a)	(12)	(30)	(10)	(27)	—	—	(22)	(57)
Foreign exchange rate changes	—	—	130	(33)	—	—	130	(33)
Fair value of plan assets, end of the year	285	258	1,162	1,061	—	—	1,447	1,319
Funded status	$(54)	$(95)	$38	$10	$(86)	$(109)	$(102)	$(194)
________________________
(a)Amounts related to payments made to former employees of the Company in full settlement of their deferred pension benefits. The U.S. plan settlements in fiscal 2021 and fiscal 2020 are primarily the result of the disposition of the Company's News America Marketing business in May 2020.
(b)Actuarial losses for fiscal 2021 related to domestic pension plans and for fiscal 2020 related to domestic and foreign pension plans primarily relate to the decrease in discount rates used in measuring plan obligations as of June 30, 2021 and 2020, respectively. Actuarial gains for fiscal 2021 related to international pension plans primarily relate to the increase in discount rates used in measuring plan obligations as of June 30, 2021.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in Accumulated other comprehensive loss consist of:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(in millions)
Actuarial losses	$130	$153	$403	$368	$6	$6	$539	$527
Prior service cost (benefit)	—	—	9	8	(36)	(22)	(27)	(14)
Net amounts recognized	$130	$153	$412	$376	$(30)	$(16)	$512	$513
Accumulated pension benefit obligations as of June 30, 2021 and 2020 were $1,457 million and $1,397 million, respectively.
Below is information about funded and unfunded pension plans:

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2021	2020	2021	2020	2021	2020
	(in millions)
Projected benefit obligation	$330	$343	$9	$10	$339	$353
Accumulated benefit obligation	330	343	9	10	339	353
Fair value of plan assets	285	258	—	—	285	258

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2021	2020	2021	2020	2021	2020
	(in millions)
Projected benefit obligation	$1,043	$978	$81	$73	$1,124	$1,051
Accumulated benefit obligation	1,037	971	81	73	1,118	1,044
Fair value of plan assets	1,162	1,061	—	—	1,162	1,061
The accumulated benefit obligation exceeds the fair value of plan assets for all domestic pension plans.
Below is information about foreign pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets:

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2021	2020	2021	2020	2021	2020
	(in millions)
Projected benefit obligation	$59	$259	$81	$73	$140	$332
Accumulated benefit obligation	59	259	81	73	140	332
Fair value of plan assets	58	249	—	—	58	249
Summary of Net Periodic Benefit Costs
The Company recorded $(1) million, $7 million and $(2) million in net periodic benefit (income) costs in the Statements of Operations for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit (income) costs for its pension and other postretirement benefit plans.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The amortization of amounts related to unrecognized prior service costs (credits), deferred losses and settlements, curtailments and other were reclassified out of Other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefits (income) costs were as follows:

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits			Total
	For the fiscal years ended June 30,
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
	(in millions)
Service cost benefits earned during the period	$—	$—	$—	$2	$2	$2	$—	$—	$—	$2	$2	$2
Interest costs on projected benefit obligations	7	11	13	16	20	25	2	3	4	25	34	42
Expected return on plan assets	(13)	(16)	(15)	(37)	(43)	(46)	—	—	—	(50)	(59)	(61)
Amortization of deferred losses	5	5	4	15	11	10	—	—	—	20	16	14
Amortization of prior service credits	—	—	—	—	—	—	(4)	(3)	(3)	(4)	(3)	(3)
Settlements, curtailments and other	5	12	—	1	5	4	—	—	—	6	17	4
Net periodic benefit (income) costs – Total	$4	$12	$2	$(3)	$(5)	$(5)	$(2)	$—	$1	$(1)	$7	$(2)

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits
	For the fiscal years ended June 30,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	2.9%	2.9%	3.6%	1.9%	1.7%	2.3%	2.4%	2.5%	3.3%
Rate of increase in future compensation	N/A	N/A	N/A	3.6%	3.1%	3.4%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate for PBO	2.9%	3.6%	4.2%	1.7%	2.3%	2.8%	2.5%	3.3%	4.0%
Discount rate for Service Cost	3.4%	3.9%	4.3%	1.8%	2.5%	3.7%	2.9%	3.6%	4.3%
Discount rate for Interest on PBO	2.2%	3.2%	3.9%	1.5%	2.0%	2.5%	1.8%	2.9%	3.6%
Discount rate for Interest on Service Cost	2.9%	3.6%	4.3%	1.3%	2.2%	3.3%	2.3%	3.3%	4.1%
Expected return on plan assets	5.5%	6.0%	6.0%	3.3%	4.2%	4.4%	N/A	N/A	N/A
Rate of increase in future compensation	N/A	N/A	N/A	3.1%	3.4%	3.1%	N/A	N/A	N/A
________________________
N/A—not applicable
The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2021	Fiscal 2020
Health care cost trend rate	6.6%	6.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.7%	4.6%
Year that the rate reaches the ultimate trend rate	2030	2027

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected Benefit Payments
	Pension Benefits		Postretirement Benefits	Total
	Domestic	Foreign
	(in millions)
Fiscal year:
2022	$25	$55	$8	$88
2023	19	53	8	80
2024	19	53	7	79
2025	19	51	7	77
2026	19	49	7	75
2027-2031	95	249	27	371
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
The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2021 and 2020:

		Fiscal 2021					Fiscal 2020
		Fair Value Measurements at Reporting Date Using					Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
	(in millions)
Assets
Pooled funds:(a)
Domestic equity funds	$61	$—	$—	$—	$61	$60	$—	$—	$—	$60
International equity funds	199	—	—	—	199	186	—	—	—	186
Domestic fixed income funds	144	—	—	—	144	145	—	—	—	145
International fixed income funds	882	—	—	—	882	720	—	—	—	720
Balanced funds	67	—	67	—	—	130	—	65	—	65
Other	94	53	—	10	31	78	59	—	9	10
Total	$1,447	$53	$67	$10	$1,317	$1,319	$59	$65	$9	$1,186
________________________
(a)Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets as of June 30, 2021 and 2020:

Level 3 Investments
(in millions)
Balance, June 30, 2019	$9
Actual return on plan assets:
Relating to assets still held at end of period	1
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—
Balance, June 30, 2020	$9
Actual return on plan assets:
Relating to assets still held at end of period	1
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	—
Transfers in and out of Level 3	—
Balance, June 30, 2021	$10
The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprised of 20% equity securities, 73% fixed income securities and 7% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.
The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension Assets
	As of June 30,
	2021	2020
Asset Category:
Equity securities	19%	20%
Debt securities	73%	68%
Cash and other	8%	12%
Total	100%	100%
Required pension plan contributions for the next fiscal year are expected to be approximately $15 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.
NOTE 18. OTHER POSTRETIREMENT BENEFITS
Multiemployer Pension and Postretirement Plans
The Company contributes to various multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover certain of its union-represented employees, primarily at the newspaper businesses. The risks of participating in these multiemployer pension plans are different from single-employer pension plans in that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
employers; (ii) if the Company chooses to stop participating in certain of these multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability; and (iii) actions taken by a participating employer that lead to a deterioration of the financial health of a multiemployer pension plan may result in the unfunded obligations of the multiemployer pension plan being borne by its remaining participating employers. While no multiemployer pension plan that the Company contributed to is individually significant to the Company, the Company was listed on certain Form 5500s as providing more than 5% of total contributions based on the current information available. The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006, which represents the funded status of the plan as certified by the plan’s actuary. In general, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The funded status for two of the plans for which the Company was listed as providing more than 5% of total contributions reported green zone status for the most recent available plan year. The funded status for one of the plans for which the Company was listed as providing more than 5% of total contributions reported red zone status for the most recent available plan year. Total contributions made by the Company to multiemployer pension plans for each of the fiscal years ended June 30, 2021, 2020 and 2019 were approximately $5 million.
Defined Contribution Plans
The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $142 million, $154 million and $145 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
Deferred Compensation Plan
The Company has non-qualified deferred compensation plans for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The unfunded obligations of the plans included in Other liabilities as of June 30, 2021 and 2020 were $51 million and $46 million, respectively, and the majority of these plans are closed to new employees.
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
Income (loss) before income tax expense was attributable to the following jurisdictions:

	For the fiscal years ended June 30,
	2021	2020	2019
	(in millions)
U.S.	$266	$(310)	$99
Foreign	184	(1,214)	255
Income (loss) before income tax expense	$450	$(1,524)	$354

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The significant components of the Company’s income tax expense were as follows:

	For the fiscal years ended June 30,
	2021	2020	2019
	(in millions)
Current:
U.S.
Federal	$5	$(4)	$5
State & Local	9	3	2
Foreign	133	102	118
Total current tax	147	101	125
Deferred:
U.S.
Federal	(30)	(45)	26
State & Local	(1)	(4)	5
Foreign	(55)	(31)	(30)
Total deferred tax	(86)	(80)	1
Total income tax expense	$61	$21	$126
The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate was as follows:

	For the fiscal years ended June 30,
	2021	2020	2019
U.S. federal income tax rate	21%	21%	21%
State and local taxes, net	2	1	2
Effect of foreign operations (a)	12	(2)	9
Change in valuation allowance (b)	(16)	—	—
Non-deductible goodwill and asset impairments (c)	1	(22)	5
Non-deductible compensation and benefits	4	—	1
Remeasurement of deferred tax assets (d)	(7)	—	—
R&D credits	(2)	1	(2)
Other, net	(1)	—	—
Effective tax rate (e)	14%	(1)%	36%
________________________
(a)The Company’s effective tax rate is impacted by the geographic mix of its pre-tax income. The Company’s foreign operations are located primarily in Australia and the United Kingdom (“U.K.”). Australia has a higher income tax rate than the U.S. and the U.K. has a lower tax rate than the U.S.
(b)For the fiscal year ended June 30, 2021, the Company released valuation allowances related to U.S. Federal, State and foreign deferred tax assets of $64 million, $5 million and $6 million, respectively.
(c)For the fiscal year ended June 30, 2020, the Company recorded non-cash charges of $1,690 million related to the impairment of goodwill and indefinite-lived intangible assets, which reduced the Company’s tax expense by $262 million. These write-downs have an impact on our effective tax rate to the extent a lower tax benefit is recorded.
For the fiscal year ended June 30, 2019, the Company recorded non-cash charges of $96 million related to the impairment of goodwill and indefinite-lived intangible assets, which reduced the Company’s tax expense by $10 million. These impairments and write-downs have an impact on our effective tax rate to the extent a lower tax benefit is recorded.
(d)For the fiscal year ended June 30, 2021, the Company remeasured U.K. deferred tax assets which includes the enacted corporate income tax increase resulting from the Finance Act 2021.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(e)For the fiscal years ended June 30, 2021 and 2019, the effective tax rates of 14% and 36%, respectively, represent income tax expense when compared to consolidated pre-tax book income. For the fiscal year ended June 30, 2020, the effective tax rate of (1)% represents income tax expense when compared to consolidated pre-tax book loss.
The Company recognized deferred income taxes in the Balance Sheets as follows:

	As of June 30,
	2021	2020
	(in millions)
Deferred income tax assets	$378	$332
Deferred income tax liabilities	(260)	(258)
Net deferred tax assets (liabilities)	$118	$74
The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
	2021	2020
	(in millions)
Deferred tax assets:
Accrued liabilities	$169	$100
Capital loss carryforwards	1,126	886
Retirement benefit obligations	34	56
Net operating loss carryforwards	484	578
Business tax credits	115	93
Operating lease liabilities	365	302
Other	153	197
Total deferred tax assets	2,446	2,212
Deferred tax liabilities:
Asset basis difference and amortization	(161)	(269)
Operating lease right-of-use asset	(339)	(276)
Other	(63)	(47)
Total deferred tax liabilities	(563)	(592)
Net deferred tax asset before valuation allowance	1,883	1,620
Less: valuation allowance (See Note 22—Valuation and Qualifying Accounts)	(1,765)	(1,546)
Net deferred tax assets (liabilities)	$118	$74
As of June 30, 2021, the Company had income tax net operating loss (“NOL”) carryforwards (gross, net of uncertain tax benefits) in various jurisdictions as follows:

Jurisdiction	Expiration	Amount (in millions)
U.S. Federal	2022 to 2037	$273
U.S. Federal	Indefinite	471
U.S. States	Various	647
Australia	Indefinite	605
U.K.	Indefinite	29
Other Foreign	Various	459
Utilization of the NOLs is dependent on generating sufficient taxable income from our operations in each of the respective jurisdictions to which the NOLs relate, while taking into account tax filing methodologies and limitations and/or restrictions on our ability to use them. Certain of our U.S. federal NOLs were acquired as part of the acquisitions of Move and Harlequin and are

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
subject to limitations as promulgated under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code limits the amount of NOLs that we can use on an annual basis to offset consolidated U.S. taxable income. The NOLs are also subject to review by relevant tax authorities in the jurisdictions to which they relate.
The Company recorded a deferred tax asset of $484 million and $578 million associated with its NOLs (net of approximately $62 million and $53 million, respectively, of unrecognized tax benefits recorded against deferred tax assets) as of June 30, 2021 and 2020, respectively. Significant judgment is applied in assessing our ability to realize our NOLs. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets within the applicable expiration period.
On the basis of this evaluation, valuation allowances of $206 million and $269 million have been established to reduce the deferred tax asset associated with the Company’s NOLs to an amount that will more likely than not be realized as of June 30, 2021 and 2020, respectively. For the fiscal year ended June 30, 2021, the Company released valuation allowances related to U.S. Federal NOLs of $64 million as the Company concluded that these deferred tax assets will more likely than not be realized.
As of June 30, 2021, the Company had approximately $2.3 billion, $1.7 billion and $15 million of capital loss carryforwards in Australia, the U.K. and the U.S., respectively. Australia and U.K capital loss carryforwards may be carried forward indefinitely and the U.S. carryforward will expire in 2026. The capital loss carryforwards are also subject to review by relevant tax authorities in the jurisdictions to which they relate. Realization of our capital losses is dependent on generating capital gain taxable income and satisfying certain continuity of business requirements. The Company recorded a deferred tax asset of $1,126 million and $886 million as of June 30, 2021 and 2020, respectively, for these capital loss carryforwards. However, it is more likely than not that the Company will not generate capital gain income in the normal course of business in these jurisdictions. Accordingly, valuation allowances of $1,126 million and $886 million have been established to reduce the capital loss carryforward deferred tax asset to an amount that will more likely than not be realized as of June 30, 2021 and 2020, respectively. For the fiscal year ended June 30, 2021, the Company released valuation allowances related to U.K. capital losses of $6 million as the Company concluded that these deferred tax assets will more likely than not be realized.
As of June 30, 2021, the Company had approximately $72 million of U.S. federal tax credit carryforwards which includes $32 million of foreign tax credits and $40 million of research and development credits, which begin to expire in 2026 and 2036, respectively.
As of June 30, 2021, the Company had approximately $31 million of non-U.S. tax credit carryforwards which expire in various amounts beginning in 2026 and $12 million of state tax credit carryforwards (net of U.S. federal benefit), which expire in various amounts beginning in 2021.
In accordance with the Company’s accounting policy, a valuation allowance of $58 million has been established to reduce the deferred tax asset associated with the Company’s U.S. foreign tax credits, non-U.S. and state credit carryforwards to an amount that will more likely than not be realized as of June 30, 2021. For the fiscal year ended June 30, 2021, the Company released valuation allowances related to state tax credits of $5 million as the Company concluded that these deferred tax assets will more likely than not be realized.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Uncertain Tax Positions
The following table sets forth the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	For the fiscal years ended June 30,
	2021	2020	2019
	(in millions)
Balance, beginning of period	$63	$58	$62
Additions for prior year tax positions	—	4	—
Additions for current year tax positions	4	8	4
Reduction for prior year tax positions	(2)	(1)	—
Lapse of the statute of limitations	(3)	(3)	(6)
Settlement—tax attributes	—	(2)	—
Impact of currency translations	7	(1)	(2)
Balance, end of period	$69	$63	$58
The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized a benefit related to interest and penalties of $1 million, nil and $1 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. The Company recorded liabilities for accrued interest and penalties of approximately $4 million, $3 million and $3 million as of June 30, 2021, 2020 and 2019, respectively.
The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations in the U.S., various states and foreign jurisdictions. During the fiscal year ended June 30, 2018, the Internal Revenue Service commenced an audit of the Company for the fiscal year ended June 30, 2014. The Company effectively settled this audit with no material changes in February 2020. During the fiscal year ended June 30, 2021 the statute of limitations related to our US federal income tax returns for the fiscal years ended June 30, 2014, 2016 and 2017 expired. No adjustments to our tax provision were recorded as a result of these statute expirations. The Internal Revenue Service has commenced an audit for the fiscal year ended June 30, 2018. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and our liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.
The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that could be audited by the respective taxing authorities.

Jurisdiction	Fiscal Years Open to Examination
U.S. federal	2018-2020
U.S. states	Various
Australia	2017-2020
U.K.	2016-2020
It is reasonably possible that uncertain tax positions may increase or decrease in the next fiscal year, however, actual developments in this area could differ from those currently expected. As of June 30, 2021, approximately $44 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. It is reasonably possible, the amount of uncertain tax liabilities which may be resolved within the next fiscal year is between the range of approximately nil and $35 million, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other
Prior to the passage of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the Company asserted that substantially all of its undistributed earnings were considered indefinitely reinvested and accordingly, no deferred taxes were provided. Pursuant to the provisions promulgated in the Tax Act these earnings were subjected to the one-time transition tax. It is the Company’s intention to reinvest in these subsidiaries indefinitely as the Company does not anticipate the need to repatriate funds to satisfy domestic liquidity needs. An actual repatriation from these subsidiaries could be subject to foreign withholding taxes and U.S. state taxes. Calculation of the unrecognized tax liabilities is not practicable. Undistributed earnings of foreign subsidiaries considered to be indefinitely reinvested amounted to approximately $2.9 billion as of June 30, 2021.
During the fiscal years ended June 30, 2021, 2020 and 2019, the Company paid gross income taxes of $176 million, $99 million and $144 million, respectively, and received income tax refunds of $14 million, $25 million and $18 million, respectively.
NOTE 20. SEGMENT INFORMATION
The Company manages and reports its businesses in the following six segments:
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.4% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, and property portals in India and East Asia. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.
Move is a leading provider of digital real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products as well as its referral-based services. Move also offers online tools and services to do-it-yourself landlords and tenants, as well as professional software and services products.
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider, with nearly 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group also operates BINGE, its on-demand entertainment streaming service, and Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content.
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
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, applications, or apps, for mobile devices, tablets and e-book readers, newsletters, magazines, proprietary databases, live journalism, video and podcasts. The Dow Jones segment’s products, which target individual consumer and enterprise customers, include The Wall Street Journal, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Barron’s, MarketWatch and Investor’s Business Daily.
•Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 17 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Harper, William Morrow, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, George Orwell, Agatha Christie and Zora Neale Hurston, as well as global author brands including J.R.R. Tolkien, C.S. Lewis, Daniel Silva, Karin Slaughter and Dr. Martin Luther King, Jr. It is also home to many beloved children’s books and authors and a significant Christian publishing business.
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
•Other—The Other segment consists primarily of general corporate overhead expenses, costs related to the U.K. Newspaper Matters and transformation costs associated with the Company’s ongoing cost reduction initiatives.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2021	2020	2019
	(in millions)
Revenues:
Digital Real Estate Services	$1,393	$1,065	$1,159
Subscription Video Services	2,072	1,884	2,202
Dow Jones	1,702	1,590	1,549
Book Publishing	1,985	1,666	1,754
News Media	2,205	2,801	3,407
Other	1	2	3
Total Revenues	$9,358	$9,008	$10,074
Segment EBITDA:
Digital Real Estate Services	$514	$345	$378
Subscription Video Services	359	323	379
Dow Jones	332	236	208
Book Publishing	303	214	252
News Media	52	53	182
Other	(287)	(158)	(155)
Depreciation and amortization	(680)	(644)	(659)
Impairment and restructuring charges	(168)	(1,830)	(188)
Equity losses of affiliates	(65)	(47)	(17)
Interest expense, net	(53)	(25)	(59)
Other, net	143	9	33
Income (loss) before income tax expense	450	(1,524)	354
Income tax expense	(61)	(21)	(126)
Net income (loss)	$389	$(1,545)	$228

	For the fiscal years ended June 30,
	2021	2020	2019
	(in millions)
Depreciation and amortization:
Digital Real Estate Services	$101	$93	$97
Subscription Video Services	332	283	292
Dow Jones	119	113	103
Book Publishing	36	33	42
News Media	84	115	120
Other	8	7	5
Total Depreciation and amortization	$680	$644	$659

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2021	2020	2019
	(in millions)
Capital expenditures:
Digital Real Estate Services	$78	$80	$78
Subscription Video Services	142	199	307
Dow Jones	62	59	66
Book Publishing	16	12	7
News Media	84	76	106
Other	8	12	8
Total Capital expenditures	$390	$438	$572

	As of June 30,
	2021	2020
	(in millions)
Total assets:
Digital Real Estate Services	$3,146	$2,322
Subscription Video Services	3,515	3,459
Dow Jones	2,798	2,480
Book Publishing	2,713	2,212
News Media	2,209	1,994
Other(a)	2,039	1,497
Investments	351	297
Total assets	$16,771	$14,261
________________________
(a)The Other segment primarily includes Cash and cash equivalents.

	As of June 30,
	2021	2020
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,871	$1,555
Subscription Video Services	1,612	1,513
Dow Jones	1,995	1,722
Book Publishing	1,046	748
News Media	308	277
Other	—	—
Total Goodwill and intangible assets, net	$6,832	$5,815

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Geographic Segments

	For the fiscal years ended June 30,
	2021	2020	2019
	(in millions)
Revenues:(a)
U.S. and Canada(b)	$3,550	$3,763	$4,044
Europe(c)	1,672	1,502	1,664
Australasia and Other(d)	4,136	3,743	4,366
Total Revenues	$9,358	$9,008	$10,074
________________________
(a)Revenues are attributed to region based on location of customer.
(b)Revenues include approximately $3.5 billion for fiscal 2021, $3.7 billion for fiscal 2020 and $3.9 billion for fiscal 2019 from customers in the U.S.
(c)Revenues include approximately $1.3 billion for fiscal 2021, $1.2 billion for fiscal 2020 and $1.3 billion for fiscal 2019 from customers in the U.K.
(d)Revenues include approximately $3.9 billion for fiscal 2021, $3.5 billion for fiscal 2020 and $4.0 billion for fiscal 2019 from customers in Australia.

	As of June 30,
	2021	2020
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$1,429	$1,413
Europe	887	805
Australasia and Other	2,438	2,138
Total long-lived assets	$4,754	$4,356
________________________
(a)Reflects total assets less current assets, goodwill, intangible assets, investments and deferred income tax assets.
There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.
Australasia comprises Australia, Asia, Papua New Guinea and New Zealand.
NOTE 21. ADDITIONAL FINANCIAL INFORMATION
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2021	2020
	(in millions)
Royalty advances to authors	$406	$348
Retirement benefit assets	120	94
Inventory(a)	279	133
News America Marketing deferred consideration	128	111
Other	514	353
Total Other non-current assets	$1,447	$1,039
________________________
(a)The balance as of June 30, 2021 primarily consists of the non-current portion of programming rights. Upon adoption of ASU 2019-02, the Company reclassified the current portion of its programming rights, totaling $151 million, from Inventory, net to Other non-current assets.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of June 30,
	2021	2020
	(in millions)
Royalties and commissions payable	$206	$169
Current operating lease liabilities	143	131
Allowance for sales returns	190	174
Current tax payable	30	50
Other	504	314
Total Other current liabilities	$1,073	$838
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the fiscal years ended June 30,
	2021	2020	2019
	(in millions)
Remeasurement of equity securities	$81	$(21)	$(23)
Dividends received from equity security investments	9	3	24
Gain on sale of Australian property	—	—	16
Gain on sale of businesses(a)	18	20	—
Gain on remeasurement of previously-held interest in Elara	7	—	—
Other	28	7	16
Total Other, net	$143	$9	$33
________________________
(a)During the fiscal year ended June 30, 2021, Move sold the assets associated with its Top Producer professional software and service product and recognized an $18 million gain on the sale.
During the fiscal year ended June 30, 2020, REA Group contributed its businesses located in Singapore and Indonesia to a venture with 99.co in return for an equity method investment in the combined entity. As a result of the deconsolidation of these entities, REA Group recognized a $20 million gain in Other, net.
Supplemental Cash Flow Information
The following table sets forth the Company’s gross cash paid for taxes and interest:

	For the fiscal years ended June 30,
	2021	2020	2019
	(in millions)
Cash paid for interest	$55	$61	$82
Cash paid for taxes	176	99	144

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	For the fiscal years ended June 30,
	2021	2020	2019
	(in millions)
Accumulated other comprehensive loss, net of tax:
Unrealized holding gains (losses) on securities:
Balance, beginning of year	$—	$—	$22
Fiscal year activity(a)	—	—	(22)
Balance, end of year	—	—	—
Cash flow hedge adjustments:
Balance, beginning of year	2	6	4
Fiscal year activity(b)	(2)	(4)	2
Balance, end of year	—	2	6
Benefit Plan Adjustments:
Balance, beginning of year	(394)	(352)	(309)
Fiscal year activity(c)	2	(42)	(43)
Balance, end of year	(392)	(394)	(352)
Foreign currency translation adjustments:
Balance, beginning of year	(939)	(780)	(591)
Fiscal year activity(d)	390	(159)	(189)
Balance, end of year	(549)	(939)	(780)
Total accumulated other comprehensive loss, net of tax:
Balance, beginning of year	(1,331)	(1,126)	(874)
Fiscal year activity, net of income taxes	390	(205)	(252)
Balance, end of year	$(941)	$(1,331)	$(1,126)
________________________
(a)Upon adoption of updated ASC 825-10 guidance, the Company recorded a $22 million decrease to Accumulated deficit to reclassify the cumulative net unrealized gains (losses) for these investments as of July 1, 2018.
(b)Net of income tax (benefit) expense of nil, $(3) million and $1 million for the fiscal years ended June 30, 2021, 2020 and 2019 respectively.
(c)Net of income tax benefit of $1 million, $11 million and $10 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
(d)Excludes $78 million, $(43) million and $(58) million relating to noncontrolling interests for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2021
Allowances for doubtful accounts	$(73)	$(5)	$(3)	$15	$(5)	$(71)
Allowances for sales returns	(174)	(514)	(8)	511	(5)	(190)
Deferred tax valuation allowance	(1,546)	(180)	10	100	(149)	(1,765)
Fiscal 2020
Allowances for doubtful accounts	$(46)	$(34)	$(9)	$16	$—	$(73)
Allowances for sales returns	(192)	(539)	(1)	557	1	(174)
Deferred tax valuation allowance	(1,468)	(104)	(1)	(4)	31	(1,546)
Fiscal 2019
Allowances for doubtful accounts	$(46)	$(5)	$(10)	$14	$1	$(46)
Allowances for sales returns (a)	(171)	(615)	—	593	1	(192)
Deferred tax valuation allowance	(1,385)	(53)	(122)	27	65	(1,468)
________________________
(a)As a result of the adoption of the new revenue recognition standard during fiscal 2019, the Company reclassified the allowance for sales returns from Receivables, net to Other current liabilities. See Note 2—Summary of Significant Accounting Policies.
NOTE 23. SUBSEQUENT EVENTS
Dividend declaration
In August 2021, the Company declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on October 13, 2021 to stockholders of record as of September 15, 2021.
REA Group sale of Malaysia and Thailand businesses
In August 2021, REA Group acquired an 18% interest (16.6% on a diluted basis) in PropertyGuru Pte. Ltd. (“PropertyGuru”), a leading digital property technology company operating marketplaces in Southeast Asia, in exchange for all shares of REA Group’s entities in Malaysia and Thailand. The transaction was completed after REA Group entered into an agreement to sell its 27% interest in its existing venture with 99.co. REA Group received one seat on the board of directors of PropertyGuru as part of the transaction.
Agreement to acquire OPIS
In July 2021, the Company entered into an agreement to acquire the Oil Price Information Service business and related assets (“OPIS”) from S&P Global Inc. (“S&P”) and IHS Markit Ltd. (“IHS”) for $1.15 billion in cash, subject to customary purchase price adjustments. OPIS is a global industry standard for benchmark and reference pricing and news and analytics for the oil, natural gas liquids and biofuels industries. The business also provides pricing and news and analytics for the coal, mining and metals end markets and insights and analytics in renewables and carbon pricing. OPIS will be operated by Dow Jones, and its results will be included in the Dow Jones segment. The acquisition is subject to customary closing conditions, including regulatory approvals and the consummation of the S&P and IHS merger, and is expected to close in the second quarter of fiscal 2022.

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
Management’s Report on Internal Control Over Financial Reporting
Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 60 and 61, respectively, and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None
ITEM 9C.    INFORMATION REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Proposal No. 1: Election of Directors” and is incorporated by reference in this Annual Report.
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
To the extent applicable, the information required by this item with respect to compensation committee interlocks and insider participation is contained in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated by reference in this Annual Report.
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

2.2
Partial Assignment and Assumption Agreement, dated as of March 18, 2019, among Twenty-First Century Fox, Inc., Fox Corporation, News Corporation and News Corp Holdings UK & Ireland, in respect of the Separation and Distribution Agreement, dated June 28, 2013. (Incorporated by reference to Exhibit 2.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2019.)

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

4.1
Fourth Amended and Restated Rights Agreement, effective as of June 18, 2021, between News Corporation and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on June 17, 2021.)

4.2	Description of News Corporation’s Securities.*

4.3
Indenture, dated April 15, 2021, between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on April 15, 2021.)

4.4
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

Exhibit Number	Exhibit Description
10.2
Amended and Restated Employment Agreement, dated June 18, 2020, between News Corporation and Susan Panuccio. (Incorporated by reference to Exhibit 10.2 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 11, 2020.)±

10.3	Amended and Restated Employment Agreement, dated June 15, 2021, between News Corporation and David Pitofsky.*±

10.4
News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective November 20, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on November 20, 2019.)±

10.5
News Corp Restoration Plan, amended and restated as of February 11, 2019. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2019.)±

10.6
Letter Agreement, dated June 27, 2014, from News Corporation to K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2014.)±

10.7
Form of Agreement for Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.8
Form of Agreement for Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.9
Form of Agreement for Cash-Settled Restricted Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 7, 2021.)±

10.10
Form of Agreement for Stock-Settled Restricted Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 7, 2021.)±

10.11
Credit Agreement, dated as of December 12, 2019, among News Corporation as administrative borrower, the lenders named therein, the initial issuing banks named therein, JPMorgan Chase Bank, N.A. as administrative agent, BofA Securities, Inc., Citibank, N.A. and Bank of China, New York Branch as syndication agents and JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citibank, N.A. and Bank of China, New York Branch as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on December 13, 2019.)

10.12
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

10.13
Amendment Agreement, dated as of April 8, 2021, to the Syndicated Facility Agreement, dated as of November 14, 2019, among Foxtel Management Pty Limited, as initial borrower, the initial financiers named therein, the MLABs named therein and Commonwealth Bank of Australia, as facility agent. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 7, 2021.)

10.14
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

10.15
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
10.17
Deed of Amendment, dated as of April 8, 2021, to the Multi-Option Facility Agreement, dated as of June 30, 2017, among Foxtel Management Pty Limited, Foxtel Finance Pty Limited and the other original borrowers listed therein and Commonwealth Bank of Australia, as the original lender. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 7, 2021.)

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

10.20
Guarantor Assumption Deed Poll, dated as of November 15, 2019, to the Common Terms Deed Poll, dated as of April 10, 2012, executed by each entity listed in the Schedule thereto. (Incorporated by reference to Exhibit 10.7 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 7, 2020.)

10.21
Guarantor Assumption Deed Poll, dated as of April 8, 2021, to the Common Terms Deed Poll, dated as of April 10, 2012, executed by Multi Channel Network Pty Ltd. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 7, 2021.)

10.22
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

10.24
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

10.26
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
101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2021, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended June 30, 2021, 2020 and 2019; (iii) Consolidated Balance Sheets as of June 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2021, 2020 and 2019; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2021, 2020 and 2019; and (vi) Notes to the Consolidated Financial Statements.*

104	The cover page from News Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).*
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
Date: August 10, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Thomson	Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2021
Robert J. Thomson

/s/ Susan Panuccio	Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2021
Susan Panuccio

/s/ K. Rupert Murdoch	Executive Chairman	August 10, 2021
K. Rupert Murdoch

/s/ Lachlan K. Murdoch	Co-Chairman	August 10, 2021
Lachlan K. Murdoch

/s/ Kelly Ayotte	Director	August 10, 2021
Kelly Ayotte

/s/ José María Aznar	Director	August 10, 2021
José María Aznar

/s/ Natalie Bancroft	Director	August 10, 2021
Natalie Bancroft

/s/ Peter L. Barnes	Director	August 10, 2021
Peter L. Barnes

/s/ Ana Paula Pessoa	Director	August 10, 2021
Ana Paula Pessoa

/s/ Masroor Siddiqui	Director	August 10, 2021
Masroor Siddiqui