Form 10-Q
period 2021-09-30
NEWS CORP
filed 2021-11-05
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2021, 393,037,782 shares of Class A Common Stock and 199,630,240 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended September 30,
	Notes	2021	2020
Revenues:
Circulation and subscription		$1,077	$1,002
Advertising		405	332
Consumer		524	441
Real estate		320	235
Other		176	107
Total Revenues	2	2,502	2,117
Operating expenses		(1,244)	(1,164)
Selling, general and administrative		(848)	(685)
Depreciation and amortization		(165)	(164)
Impairment and restructuring charges	4	(22)	(40)
Equity losses of affiliates	5	—	(1)
Interest expense, net		(22)	(8)
Other, net	13	137	17
Income before income tax expense		338	72
Income tax expense	11	(71)	(25)
Net income		267	47
Less: Net income attributable to noncontrolling interests		(71)	(13)
Net income attributable to News Corporation stockholders		$196	$34
Net income attributable to News Corporation stockholders per share, basic and diluted	9	$0.33	$0.06
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; millions)

	For the three months ended September 30,
	2021	2020
Net income	$267	$47
Other comprehensive (loss) income:
Foreign currency translation adjustments	(164)	107
Net change in the fair value of cash flow hedges(a)	1	(2)
Benefit plan adjustments, net(b)	5	8
Other comprehensive (loss) income	(158)	113
Comprehensive income	109	160
Less: Net income attributable to noncontrolling interests	(71)	(13)
Less: Other comprehensive loss (income) attributable to noncontrolling interests(c)	38	(17)
Comprehensive income attributable to News Corporation stockholders	$76	$130
(a)    Net of income tax expense of nil for both the three months ended September 30, 2021 and 2020.
(b)    Net of income tax expense of $2 million and $3 million for the three months ended September 30, 2021 and 2020, respectively.
(c)    Primarily consists of foreign currency translation adjustment.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of September 30, 2021	As of June 30, 2021
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$2,100	$2,236
Receivables, net	13	1,499	1,498
Inventory, net		308	253
Other current assets		465	469
Total current assets		4,372	4,456
Non-current assets:
Investments	5	499	351
Property, plant and equipment, net		2,162	2,272
Operating lease right-of-use assets		1,008	1,035
Intangible assets, net		2,106	2,179
Goodwill		4,568	4,653
Deferred income tax assets	11	345	378
Other non-current assets	13	1,358	1,447
Total assets		$16,418	$16,771
Liabilities and Equity:
Current liabilities:
Accounts payable		$309	$321
Accrued expenses		1,173	1,339
Deferred revenue	2	467	473
Current borrowings	6	300	28
Other current liabilities	13	1,023	1,073
Total current liabilities		3,272	3,234
Non-current liabilities:
Borrowings	6	1,964	2,285
Retirement benefit obligations		208	211
Deferred income tax liabilities	11	249	260
Operating lease liabilities		1,079	1,116
Other non-current liabilities		498	519
Commitments and contingencies	10
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,980	12,057
Accumulated deficit		(2,715)	(2,911)
Accumulated other comprehensive loss		(1,061)	(941)
Total News Corporation stockholders’ equity		8,210	8,211
Noncontrolling interests		938	935
Total equity	7	9,148	9,146
Total liabilities and equity		$16,418	$16,771
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 393,025,796 and 391,212,047 shares issued and outstanding, net of 27,368,413 treasury shares at par at September 30, 2021 and June 30, 2021, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at September 30, 2021 and June 30, 2021, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the three months ended September 30,
	Notes	2021	2020
Operating activities:
Net income		$267	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		165	164
Operating lease expense		32	32
Equity losses of affiliates	5	—	1
Cash distributions received from affiliates		4	4
Other, net	13	(137)	(17)
Deferred income taxes and taxes payable	11	27	10
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		9	(46)
Inventories, net		(59)	2
Accounts payable and other liabilities		(240)	(42)
Net cash provided by operating activities		68	155
Investing activities:
Capital expenditures		(101)	(93)
Acquisitions, net of cash acquired		—	(1)
Investments in equity affiliates and other		(16)	(7)
Proceeds from property, plant and equipment and other asset dispositions		(2)	2
Other, net		24	3
Net cash used in investing activities		(95)	(96)
Financing activities:
Borrowings	6	378	123
Repayment of borrowings	6	(383)	(119)
Dividends paid		(27)	(20)
Other, net		(53)	(34)
Net cash used in financing activities		(85)	(50)
Net change in cash and cash equivalents		(112)	9
Cash and cash equivalents, beginning of period		2,236	1,517
Exchange movement on opening cash balance		(24)	13
Cash and cash equivalents, end of period		$2,100	$1,539
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.
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
The accompanying Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2021 (the “2021 Form 10-K”).
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2022 and fiscal 2021 include 53 and 52 weeks, respectively. All references to the three months ended September 30, 2021 and 2020 relate to the three months ended September 26, 2021 and September 27, 2020, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of September 30.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 remove certain exceptions to the general principles in Topic 740 and simplify other areas of Topic 740 including the accounting for and recognition of intraperiod tax allocation, deferred tax liabilities for outside basis differences for certain foreign subsidiaries, year-to-date losses in interim periods, deferred tax assets for goodwill in business combinations and franchise taxes in income tax expense. The Company adopted ASU 2019-12 on a prospective basis as of July 1, 2021 and the adoption did not have a material effect on the Company’s Consolidated Financial Statements.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three months ended September 30, 2021 and 2020:

	For the three months ended September 30, 2021
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$3	$440	$349	$—	$285	$—	$1,077
Advertising	33	59	90	—	223	—	405
Consumer	—	—	—	524	—	—	524
Real estate	320	—	—	—	—	—	320
Other	70	11	5	22	68	—	176
Total Revenues	$426	$510	$444	$546	$576	$—	$2,502

	For the three months ended September 30, 2020
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$8	$437	$311	$—	$246	$—	$1,002
Advertising	28	50	70	—	184	—	332
Consumer	—	—	—	441	—	—	441
Real estate	235	—	—	—	—	—	235
Other	19	9	5	17	57	—	107
Total Revenues	$290	$496	$386	$458	$487	$—	$2,117
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three months ended September 30, 2021 and 2020:

	For the three months ended September 30,
	2021	2020
	(in millions)
Balance, beginning of period	$473	$398
Deferral of revenue	815	707
Recognition of deferred revenue(a)	(814)	(701)
Other	(7)	5
Balance, end of period	$467	$409
(a)For the three months ended September 30, 2021 and 2020, the Company recognized $298 million and $257 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of September 30, 2021 and 2020.

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
For the three months ended September 30, 2021, the Company recognized approximately $101 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of September 30, 2021 was approximately $797 million, of which approximately $253 million is expected to be recognized over the remainder of fiscal 2022, approximately $256 million is expected to be recognized in fiscal 2023 and approximately $166 million is expected to be recognized in fiscal 2024, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.”
NOTE 3. ACQUISITIONS
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
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. As a result of the acquisition, the Company recorded net tangible liabilities of approximately $16 million primarily related to deferred revenue and approximately $123 million of identifiable intangible assets, consisting primarily of approximately $51 million related to the IBD tradename with an indefinite life, approximately $43 million of subscriber relationships with a useful life of seven years and approximately $20 million related to technology with a useful life of seven years. In accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately $166 million was recorded as goodwill on the transaction.
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
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. As a result of the acquisition, the Company recorded net tangible assets of approximately $82 million, primarily consisting of accounts receivable, accounts payable, author advances and royalty payables and inventory. In addition, the Company recorded approximately $141 million of intangible assets, consisting primarily of $104 million of publishing rights for backlist titles with a useful life of nine years and $32 million of publishing licenses with a useful life of nine years. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately $126 million was recorded as goodwill on the transaction.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Agreement to acquire OPIS
In July 2021, the Company entered into an agreement to acquire the Oil Price Information Service business and related assets (“OPIS”) from S&P Global Inc. (“S&P”) and IHS Markit Ltd. (“IHS”) for $1.15 billion in cash, subject to customary purchase price adjustments. OPIS is a global industry standard for benchmark and reference pricing and news and analytics for the oil, natural gas liquids and biofuels industries. The business also provides pricing and news and analytics for the coal, mining and metals end markets and insights and analytics in renewables and carbon pricing. OPIS will be a subsidiary of Dow Jones, and its results will be included in the Dow Jones segment. The acquisition is subject to customary closing conditions, including regulatory approvals and the consummation of the S&P and IHS merger, and is expected to close in the second half of fiscal 2022.
NOTE 4 . RESTRUCTURING PROGRAMS
During the three months ended September 30, 2021 and 2020, the Company recorded restructuring charges of $22 million and $40 million, respectively, of which $12 million and $31 million, respectively, related to the News Media segment. The restructuring charges recorded in fiscal 2022 primarily related to employee termination benefits. Restructuring charges in fiscal 2021 primarily related to exit costs associated with the closure of the Company’s operations at its Bronx print plant.
Changes in restructuring program liabilities were as follows:

	For the three months ended September 30,
	2021			2020
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$51	$35	$86	$64	$9	$73
Additions	18	4	22	19	21	40
Payments	(41)	(2)	(43)	(48)	—	(48)
Other	—	—	—	(1)	—	(1)
Balance, end of period	$28	$37	$65	$34	$30	$64
As of September 30, 2021, restructuring liabilities of approximately $37 million were included in the Balance Sheet in Other current liabilities and $28 million were included in Other non-current liabilities.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of September 30, 2021	As of September 30, 2021	As of June 30, 2021
		(in millions)
Equity method investments(a)	various	$211	$71
Equity securities(b)	various	288	280
Total Investments		$499	$351
(a)During the three months ended September 30, 2021, REA Group acquired an 18% interest (16.6% on a diluted basis) in PropertyGuru Pte. Ltd. (“PropertyGuru”), a leading digital property technology company operating marketplaces in Southeast Asia, in exchange for all shares of REA Group’s entities in Malaysia and Thailand.
(b)Equity securities are primarily comprised of Tremor, certain investments in China and the Company’s investment in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets.
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

	For the three months ended September 30,
	2021	2020
	(in millions)
Total gains recognized on equity securities	$28	$9
Less: Net gains recognized on equity securities sold	—	—
Unrealized gains recognized on equity securities held at end of period	$28	$9
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was nil and $1 million for the three months ended September 30, 2021 and 2020, respectively.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at September 30, 2021	Maturity at September 30, 2021	As of September 30, 2021	As of June 30, 2021
			(in millions)
News Corporation
2021 Senior notes	3.875%	May 15, 2029	$986	$985
Foxtel Group(a)
2019 Credit facility(b)	2.32%	May 31, 2024	218	232
2019 Term loan facility	6.25%	Nov 22, 2024	181	190
2017 Working capital facility(b)	2.32%	May 31, 2024	—	—
Telstra Facility	7.82%	Dec 22, 2027	68	60
2012 US private placement — USD portion — tranche 2(c)	4.27%	Jul 25, 2022	199	202
2012 US private placement — USD portion — tranche 3(c)	4.42%	Jul 25, 2024	150	152
2012 US private placement — AUD portion	7.04%	Jul 25, 2022	74	78
REA Group(a)
2021 Bridge facility	—%	Jul 31, 2022	—	314
2022 Credit facility — tranche 1(d)	1.06%	Sep 16, 2024	290	—
2022 Credit facility — tranche 2(d)	1.21%	Sep 16, 2025	9	—
Finance lease and other liabilities			89	100
Total borrowings			2,264	2,313
Less: current portion(e)			(300)	(28)
Long-term borrowings			$1,964	$2,285
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
(b)As of September 30, 2021, the Foxtel Debt Group had undrawn commitments of A$339 million available under these facilities.
(c)The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 8—Financial Instruments and Fair Value Measurements.
(d)As of September 30, 2021, REA Group had total undrawn commitments of A$187 million available under the 2022 Credit Facility (as defined below).
(e)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.” $27 million and $28 million relates to the current portion of finance lease liabilities as of September 30, 2021 and June 30, 2021, respectively.
REA Group Refinancing
During the three months ended September 30, 2021, REA Group completed a debt refinancing in which it repaid all amounts outstanding under its 2021 Bridge facility with the proceeds from a new A$600 million unsecured syndicated credit facility (the “2022 Credit Facility”) consisting of two sub-facilities: (i) a three year, A$400 million revolving loan facility (the “2022 Credit facility — tranche 1”) and (ii) a four year, A$200 million revolving loan facility (the “2022 Credit facility — tranche 2”). REA

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Group may request increases in the amount of the 2022 Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement.
Borrowings under the 2022 Credit facility — tranche 1 accrue interest at a rate of the Australian BBSY plus a margin of between 1.00% and 2.10%, depending on REA Group’s net leverage ratio. Borrowings under the 2022 Credit facility — tranche 2 accrue interest at a rate of the Australian BBSY plus a margin of between 1.15% and 2.25%, depending on REA Group’s net leverage ratio. Both tranches carry a commitment fee of 40% of the applicable margin on any undrawn balance.
The 2022 Credit Facility requires REA Group to maintain (i) a net leverage ratio of not more than 3.5 to 1.0 and (ii) an interest coverage ratio of not less than 3.0 to 1.0. The syndicated facility agreement also contains certain other customary affirmative and negative covenants. Subject to certain exceptions, these covenants restrict or prohibit REA Group and its subsidiaries from, among other things, incurring or guaranteeing debt, disposing of certain properties or assets, merging or consolidating with any other person, making financial accommodation available, entering into certain other financing arrangements, creating or permitting certain liens, engaging in non arms’ length transactions with affiliates, undergoing fundamental business changes and making restricted payments.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed above and in the Company’s 2021 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at September 30, 2021.
NOTE 7 . EQUITY
The following tables summarize changes in equity for the three months ended September 30, 2021 and 2020:

	For the three months ended September 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2021	391	$4	200	$2	$12,057	$(2,911)	$(941)	$8,211	$935	$9,146
Net income	—	—	—	—	—	196	—	196	71	267
Other comprehensive loss	—	—	—	—	—	—	(120)	(120)	(38)	(158)
Dividends	—	—	—	—	(59)	—	—	(59)	(27)	(86)
Other	2	—	—	—	(18)	—	—	(18)	(3)	(21)
Balance, September 30, 2021	393	$4	200	$2	$11,980	$(2,715)	$(1,061)	$8,210	$938	$9,148

	For the three months ended September 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2020	389	$4	200	$2	$12,148	$(3,241)	$(1,331)	$7,582	$807	$8,389
Net income	—	—	—	—	—	34	—	34	13	47
Other comprehensive income	—	—	—	—	—	—	96	96	17	113
Dividends	—	—	—	—	(59)	—	—	(59)	(20)	(79)
Other	2	—	—	—	(14)	—	—	(14)	(2)	(16)
Balance, September 30, 2020	391	$4	200	$2	$12,075	$(3,207)	$(1,235)	$7,639	$815	$8,454

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Stock Repurchases
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Company’s Board of Directors (the “Board of Directors”) in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time.
The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the three months ended September 30, 2021 and 2020.
Stockholder Rights Agreement
On September 21, 2021, the Company amended the Fourth Amended and Restated Rights Agreement (as discussed in the Notes to the Consolidated Financial Statements included in the 2021 Form 10-K) (the “Rights Agreement”) to accelerate the expiration of the rights under the Rights Agreement to 11:59 P.M. (New York City time) on September 21, 2021, thereby terminating the Rights Agreement at such time. On the same date, the Company also entered into a stockholders agreement (the “Stockholders Agreement”) by and between the Company and the Murdoch Family Trust (the “MFT”). Pursuant to the Stockholders Agreement, the MFT and the Company have agreed not to take actions that would result in the MFT and Murdoch family members, including K. Rupert Murdoch, the Company’s Executive Chairman, and Lachlan K. Murdoch, the Company’s Co-Chairman, together owning more than 44% of the outstanding voting power of the shares of the Company’s Class B Common Stock (“Class B Shares”), or would increase the MFT’s voting power by more than 1.75% in any rolling twelve-month period. The MFT would forfeit votes in connection with an annual or special Company stockholders meeting to the extent necessary to ensure that the MFT and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B Shares at such meeting, except where a Murdoch family member votes their own shares differently from the MFT on any matter. The Stockholders Agreement will terminate upon the MFT’s distribution of all or substantially all of its Class B Shares.
Dividends
In August 2021, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 13, 2021 to stockholders of record as of September 15, 2021. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2021				As of June 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cross-currency interest rate derivatives - fair value hedges	$—	$19	$—	$19	$—	$18	$—	$18
Cross-currency interest rate derivatives	—	77	—	77	—	73	—	73
Equity securities(a)	198	—	90	288	164	—	116	280
Total assets	$198	$96	$90	$384	$164	$91	$116	$371
Liabilities:
Interest rate derivatives - cash flow hedges	$—	$7	$—	$7	$—	$9	$—	$9
Cross-currency interest rate derivatives	—	11	—	11	—	13	—	13
Total liabilities	$—	$18	$—	$18	$—	$22	$—	$22
(a)See Note 5—Investments.
During the three months ended September 30, 2021, the Company reclassified its investment in an equity security from Level 3 to Level 1 within the fair value hierarchy as the investment became publicly traded in the first quarter of fiscal 2022.
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
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the three months ended September 30,
	2021	2020
	(in millions)
Balance - beginning of period	$116	$123
Additions	1	6
Returns of capital	(24)	(2)
Measurement adjustments	24	—
Foreign exchange and other(a)	(27)	2
Balance - end of period	$90	$129
(a)    During the three months ended September 30, 2021, the Company reclassified its investment in an equity security from Level 3 to Level 1 within the fair value hierarchy as the investment became publicly traded in the first quarter of fiscal 2022.
Derivative Instruments
The Company is directly and indirectly affected by risks associated with changes in certain market conditions. When deemed appropriate, the Company uses derivative instruments to mitigate the potential impact of these market risks. The primary market risks managed by the Company through the use of derivative instruments include:
•foreign currency exchange rate risk: arising primarily through Foxtel Debt Group borrowings denominated in United States (“U.S.”) dollars, payments for customer premise equipment and certain programming rights; and

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
•interest rate risk: arising from fixed and floating rate Foxtel Debt Group borrowings.
The Company formally designates qualifying derivatives as hedge relationships (“hedges”) and applies hedge accounting when considered appropriate. The Company does not use derivative financial instruments for trading or speculative purposes.
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Location	As of September 30, 2021	As of June 30, 2021
		(in millions)
Cross currency interest rate derivatives - fair value hedges	Other current assets	$10	$—
Cross currency interest rate derivatives	Other current assets	42	—
Cross-currency interest rate derivatives - fair value hedges	Other non-current assets	9	18
Cross-currency interest rate derivatives	Other non-current assets	35	73
Interest rate derivatives - cash flow hedges	Other current liabilities	(7)	(6)
Interest rate derivatives - cash flow hedges	Other non-current liabilities	—	(3)
Cross-currency interest rate derivatives	Other current liabilities	(3)	—
Cross-currency interest rate derivatives	Other non-current liabilities	(8)	(13)
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives and interest rate derivatives to mitigate currency exchange rate risk and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment and certain programming rights.
The total notional value of foreign currency contract derivatives designated for hedging was $11 million as of September 30, 2021. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is less than one year. As of September 30, 2021, the Company estimates that approximately nil of net derivative losses related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated for hedging was approximately A$300 million as of September 30, 2021. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to September 2022. As of September 30, 2021, the Company estimates that approximately $4 million of net derivative losses related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
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
The total notional value of cross-currency interest rate swaps for which the Company discontinued hedge accounting was approximately $280 million as of September 30, 2021. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2024. As of September 30, 2021, the Company estimates that approximately $4 million of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three months ended September 30, 2021 and 2020 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the three months ended September 30,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the three months ended September 30,		Income statement location
	2021	2020	2021	2020
	(in millions)
Foreign currency derivatives - cash flow hedges	$1	$—	$—	$—	Operating expenses
Cross-currency interest rate derivatives	—	(15)	(1)	13	Interest expense, net
Interest rate derivatives - cash flow hedges	2	—	(1)	1	Interest expense, net
Total	$3	$(15)	$(2)	$14
The gain resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 was approximately $9 million for the three months ended September 30, 2021 and was recognized in Other, net in the Statements of Operations.
Fair value hedges
Borrowings issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. For the three months ended September 30, 2021, such adjustments decreased the carrying value of borrowings by $1 million.
The total notional value of the fair value hedges was approximately $70 million as of September 30, 2021. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.
During the three months ended September 30, 2021 and 2020, the amount recognized in the Statements of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of September 30, 2021 and June 30, 2021:

	As of September 30, 2021	As of June 30, 2021
	(in millions)
Borrowings:
Carrying amount of hedged item	$70	$71
Cumulative hedging adjustments included in the carrying amount	4	5
Other Fair Value Measurements
As of September 30, 2021, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2021 Senior Notes and the U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended September 30,
	2021	2020
	(in millions, except per share amounts)
Net income	$267	$47
Less: Net income attributable to noncontrolling interests	(71)	(13)
Net income attributable to News Corporation stockholders	$196	$34
Weighted-average number of shares of common stock outstanding - basic	591.7	589.5
Dilutive effect of equity awards	2.7	1.3
Weighted-average number of shares of common stock outstanding - diluted	594.4	590.8
Net income attributable to News Corporation stockholders per share - basic and diluted	$0.33	$0.06
NOTE 10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2021 have not changed significantly from the disclosures included in the 2021 Form 10-K.
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
Insignia Systems, Inc.
On July 11, 2019, Insignia filed a complaint in the U.S. District Court for the District of Minnesota against News America Marketing FSI L.L.C. (“NAM FSI”), News America Marketing In-Store Services L.L.C. (“NAM In-Store”) and News Corporation (together, the “NAM Parties”) alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On August 14, 2019, the NAM Parties answered the complaint and asserted a counterclaim against Insignia for breach of contract, alleging that Insignia violated a prior settlement agreement between NAM In-Store and Insignia. On July 10, 2020, the NAM Parties filed a motion for

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
summary judgment on the counterclaim, which was granted in part and denied in part on December 7, 2020. The court found that Insignia had breached the prior settlement agreement and struck the allegations in Insignia’s complaint that violated the agreement. On August 27, 2021, the NAM Parties filed a motion for summary judgment dismissing the case, which Insignia has opposed. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Parties believe they have been compliant with applicable laws and intend to defend themselves vigorously.
Valassis Communications, Inc.
In November 2013, Valassis filed a complaint in the U.S. District Court for the Eastern District of Michigan against the NAM Parties and News America Incorporated, which was subsequently transferred to the U.S. District Court for the Southern District of New York (the N.Y. District Court”). The complaint alleged violations of federal and state antitrust laws and common law business torts and sought treble damages, injunctive relief and attorneys’ fees and costs. The trial began on June 29, 2021 and on July 18, 2021, the parties agreed to settle the litigation, and Valassis’s claims were dismissed with prejudice on July 19, 2021.
HarperCollins
Beginning in February 2021, a number of purported class action complaints have been filed in the N.Y. District Court against Amazon.com, Inc. (“Amazon”) and certain publishers, including the Company’s subsidiary, HarperCollins Publishers, L.L.C. (“HarperCollins” and together with the other publishers, the “Publishers”), alleging violations of antitrust and competition laws. The complaints seek treble damages, injunctive relief and attorneys’ fees and costs. In September 2021, Amazon and the Publishers filed motions to dismiss the complaints. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, HarperCollins believes it has been compliant with applicable laws and intends to defend itself vigorously.
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $2 million for both the three months ended September 30, 2021 and 2020. As of September 30, 2021, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $38 million. The amount to be indemnified by FOX of approximately $46 million was recorded as a receivable in Other current assets on the Balance Sheet as of September 30, 2021. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.

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
For the three months ended September 30, 2021, the Company recorded income tax expense of $71 million on pre-tax income of $338 million, resulting in an effective tax rate that is equal to the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses with operating losses, offset by the lower tax impact related to the acquisition of an 18% interest in PropertyGuru.
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
The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations in various U.S. state and foreign jurisdictions. The Company is currently undergoing an audit with the Internal Revenue Service for the fiscal year ended June 30, 2018. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and its liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.
The Company paid gross income taxes of $45 million and $23 million during the three months ended September 30, 2021 and 2020, respectively, and received tax refunds of $1 million and $8 million, respectively.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Move is a leading provider of digital real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products as well as its referral-based service, Ready Connect Concierge. Move also offers online tools and services to do-it-yourself landlords and tenants, as well as professional software and services products.
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider, with nearly 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group also operates BINGE, its on-demand entertainment streaming service, and Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content. In October 2021, the Foxtel Group launched Flash, a news aggregation streaming service.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Segment information is summarized as follows:

	For the three months ended September 30,
	2021	2020
	(in millions)
Revenues:
Digital Real Estate Services	$426	$290
Subscription Video Services	510	496
Dow Jones	444	386
Book Publishing	546	458
News Media	576	487
Other	—	—
Total revenues	$2,502	$2,117
Segment EBITDA:
Digital Real Estate Services	$138	$119
Subscription Video Services	114	78
Dow Jones	95	72
Book Publishing	85	71
News Media	34	(22)
Other	(56)	(50)
Depreciation and amortization	(165)	(164)
Impairment and restructuring charges	(22)	(40)
Equity losses of affiliates	—	(1)
Interest expense, net	(22)	(8)
Other, net	137	17
Income before income tax expense	338	72
Income tax expense	(71)	(25)
Net income	$267	$47

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2021	As of June 30, 2021
	(in millions)
Total assets:
Digital Real Estate Services	$2,983	$3,146
Subscription Video Services	3,354	3,515
Dow Jones	2,802	2,798
Book Publishing	2,747	2,713
News Media	2,172	2,209
Other(a)	1,861	2,039
Investments	499	351
Total assets	$16,418	$16,771
(a)The Other segment primarily includes Cash and cash equivalents.

	As of September 30, 2021	As of June 30, 2021
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,825	$1,871
Subscription Video Services	1,527	1,612
Dow Jones	1,990	1,995
Book Publishing	1,033	1,046
News Media	299	308
Total Goodwill and intangible assets, net	$6,674	$6,832
NOTE 13. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of September 30, 2021	As of June 30, 2021
	(in millions)
Receivables	$1,570	$1,569
Less: allowances	(71)	(71)
Receivables, net	$1,499	$1,498

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of September 30, 2021	As of June 30, 2021
	(in millions)
Royalty advances to authors	$385	$406
Retirement benefit assets	130	120
Inventory(a)	269	279
News America Marketing deferred consideration	131	128
Other	443	514
Total Other non-current assets	$1,358	$1,447
(a)Primarily consists of the non-current portion of programming rights.
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of September 30, 2021	As of June 30, 2021
	(in millions)
Royalties and commissions payable	$247	$206
Current operating lease liabilities	145	143
Allowance for sales returns	186	190
Current tax payable	34	30
Other	411	504
Total Other current liabilities	$1,023	$1,073
Other, net
The following table sets forth the components of Other, net:

	For the three months ended September 30,
	2021	2020
	(in millions)
Remeasurement of equity securities	$28	$9
Dividends received from equity security investments	1	2
Gain on sale of businesses(a)	107	—
Other	1	6
Total Other, net	$137	$17
(a)     During the three months ended September 30, 2021, REA Group acquired an 18% interest in PropertyGuru in exchange for all shares of REA Group’s entities in Malaysia and Thailand. The Company recognized a gain of $107 million on the disposition of such entities.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for taxes and interest:

	For the three months ended September 30,
	2021	2020
	(in millions)
Cash paid for interest	$14	$16
Cash paid for taxes	$45	$23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the Company’s strategy and strategic initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A. in News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2021 (the “2021 Form 10-K”), and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation and related notes set forth in the 2021 Form 10-K.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Businesses—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2022 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2021 and 2020. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2021 and 2020, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of September 30, 2021.
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
Move is a leading provider of digital real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus and AdvantageSM Pro products as well as its referral-based service, Ready Connect Concierge. Move also offers online tools and services to do-it-yourself landlords and tenants, as well as professional software and services products.
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider, with nearly 200 channels covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group also operates BINGE, its on-demand entertainment streaming service, and Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content. In October 2021, the Foxtel Group launched Flash, a news aggregation streaming service.
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
Other Business Developments
Share Repurchase Program
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”).

The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Company’s Board of Directors (the “Board of Directors”) in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time.
REA Group sale of Malaysia and Thailand businesses
In August 2021, REA Group acquired an 18% interest (16.6% on a diluted basis) in PropertyGuru Pte. Ltd. (“PropertyGuru”), a leading digital property technology company operating marketplaces in Southeast Asia, in exchange for all shares of REA Group’s entities in Malaysia and Thailand. The transaction was completed after REA Group entered into an agreement to sell its 27% interest in its existing venture with 99.co. The transaction created a leading digital real estate services company in Southeast Asia and new opportunities for collaboration and access to a deeper pool of expertise, technology and investment in the region. REA Group received one seat on the board of directors of PropertyGuru as part of the transaction.
Agreement to acquire OPIS
In July 2021, the Company entered into an agreement to acquire the Oil Price Information Service business and related assets (“OPIS”) from S&P Global Inc. (“S&P”) and IHS Markit Ltd. (“IHS”) for $1.15 billion in cash, subject to customary purchase price adjustments. OPIS is a global industry standard for benchmark and reference pricing and news and analytics for the oil, natural gas liquids and biofuels industries. The business also provides pricing and news and analytics for the coal, mining and metals end markets and insights and analytics in renewables and carbon pricing. The acquisition will enable Dow Jones to become a leading provider of energy and renewables information and further its goal of building the leading global business news and information platform for professionals. OPIS will be a subsidiary of Dow Jones, and its results will be included in the Dow Jones segment. The acquisition is subject to customary closing conditions, including regulatory approvals and the consummation of the S&P and IHS merger, and is expected to close in the second half of fiscal 2022.
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

RESULTS OF OPERATIONS
Results of Operations—For the three months ended September 30, 2021 versus the three months ended September 30, 2020
The following table sets forth the Company’s operating results for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

	For the three months ended September 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,077	$1,002	$75	7%
Advertising	405	332	73	22%
Consumer	524	441	83	19%
Real estate	320	235	85	36%
Other	176	107	69	64%
Total Revenues	2,502	2,117	385	18%
Operating expenses	(1,244)	(1,164)	(80)	(7)%
Selling, general and administrative	(848)	(685)	(163)	(24)%
Depreciation and amortization	(165)	(164)	(1)	(1)%
Impairment and restructuring charges	(22)	(40)	18	45%
Equity losses of affiliates	—	(1)	1	100%
Interest expense, net	(22)	(8)	(14)	**
Other, net	137	17	120	**
Income before income tax expense	338	72	266	**
Income tax expense	(71)	(25)	(46)	**
Net income	267	47	220	**
Less: Net income attributable to noncontrolling interests	(71)	(13)	(58)	**
Net income attributable to News Corporation stockholders	$196	$34	$162	**
** not meaningful
Revenues— Revenues increased $385 million, or 18%, for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021.
The revenue increase for the three months ended September 30, 2021 was driven by increases at the Digital Real Estate Services segment primarily due to higher real estate revenues and the acquisition of Mortgage Choice, at the News Media segment primarily due to higher advertising and circulation and subscription revenues, at the Book Publishing segment primarily due to the acquisition of HMH Books and Media and at the Dow Jones segment primarily due to higher circulation and subscription revenues, the acquisition of IBD and higher advertising revenues. Recent news payment agreements with major technology platforms contributed approximately [$xx million] of incremental content licensing revenues in the quarter. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $57 million, or 3%, for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021.
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
Operating expenses— Operating expenses increased $80 million, or 7%, for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021.
The increase in operating expenses for the three months ended September 30, 2021 was primarily driven by higher expenses at the Book Publishing segment due to the acquisition of HMH Books and Media and higher revenues, at the News Media segment driven by the $13 million negative impact of foreign currency fluctuations and at the Digital Real Estate Services segment due to higher employee costs at Move. The increased expenses were partially offset by lower expenses at the Subscription Video Services segment, primarily due to the absence of $36 million of additional sports programming rights and production costs recognized in the prior year that were deferred from fiscal 2020 due to the coronavirus pandemic (“COVID-19”). The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $27 million, or 2%, for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021.
Selling, general and administrative— Selling, general and administrative increased $163 million, or 24%, for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021.
The increase in selling, general and administrative for the three months ended September 30, 2021 was driven by increased expenses at the Digital Real Estate Services segment primarily due to the acquisitions of Mortgage Choice and Elara (which was rebranded to REA India), higher employee costs at both Move and REA Group and increased marketing expense at Move, as well as increases driven by the acquisitions of IBD and HMH Books and Media. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $19 million, or 3%, for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021.
Depreciation and amortization— Depreciation and amortization expense increased $1 million, or 1%, for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Depreciation and amortization expense increase of $3 million, or 2%, for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021.
Impairment and restructuring charges— During the three months ended September 30, 2021 and 2020, the Company recorded restructuring charges of $22 million and $40 million, respectively. See Note 4—Restructuring Programs in the accompanying Consolidated Financial Statements.
Equity losses of affiliates— Equity losses of affiliates decreased by $1 million for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021. See Note 5—Investments in the accompanying Consolidated Financial Statements.
Interest expense, net— Interest expense, net increased by $14 million for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021, primarily driven by the issuance of $1 billion of senior notes in the fourth quarter of fiscal 2021 (the “2021 Senior Notes”).
Other, net— Other, net increased by $120 million for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021. See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense— For the three months ended September 30, 2021, the Company recorded income tax expense of $71 million on pre-tax income of $338 million, resulting in an effective tax rate that is equal to the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses with operating losses, offset by the lower tax impact related to the acquisition of an 18% interest in PropertyGuru.
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
Net income— Net income for the three months ended September 30, 2021 increased by $220 million as compared to the corresponding period of fiscal 2021, primarily driven by higher Total Segment EBITDA and higher Other, net, partially offset by higher tax expense.
Net income attributable to noncontrolling interests— Net income attributable to noncontrolling interests increased by $58 million for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021, primarily driven by increased earnings at REA Group, which included the $107 million gain from the disposition of its entities in Malaysia and Thailand.
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
The following table reconciles Net income to Total Segment EBITDA for the three months ended September 30, 2021 and 2020:

	For the three months ended September 30,
	2021	2020
(in millions)
Net income	$267	$47
Add:
Income tax expense	71	25
Other, net	(137)	(17)
Interest expense, net	22	8
Equity losses of affiliates	—	1
Impairment and restructuring charges	22	40
Depreciation and amortization	165	164
Total Segment EBITDA	$410	$268

The following table sets forth the Company’s Revenues and Segment EBITDA by reportable segment for the three months ended September 30, 2021 and 2020:

	For the three months ended September 30,
	2021		2020
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$426	$138	$290	$119
Subscription Video Services	510	114	496	78
Dow Jones	444	95	386	72
Book Publishing	546	85	458	71
News Media	576	34	487	(22)
Other	—	(56)	—	(50)
Total	$2,502	$410	$2,117	$268
Digital Real Estate Services (17% and 14% of the Company’s consolidated revenues in the three months ended September 30, 2021 and 2020, respectively)

	For the three months ended September 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$3	$8	$(5)	(63)%
Advertising	33	28	5	18%
Real estate	320	235	85	36%
Other	70	19	51	**
Total Revenues	426	290	136	47%
Operating expenses	(56)	(43)	(13)	(30)%
Selling, general and administrative	(232)	(128)	(104)	(81)%
Segment EBITDA	$138	$119	$19	16%
** not meaningful
For the three months ended September 30, 2021, revenues at the Digital Real Estate Services segment increased $136 million, or 47%, as compared to the corresponding period of fiscal 2021. Revenues at REA Group increased $94 million, or 62%, to $246 million for the three months ended September 30, 2021 from $152 million in the corresponding period of fiscal 2021, primarily due to a $43 million contribution from the acquisition of Mortgage Choice in the fourth quarter of fiscal 2021, an increase in Australian residential depth revenue driven by higher national listings and price increases, an $8 million increase from the acquisition of Elara (which was rebranded to REA India) in the second quarter of fiscal 2021 and the $7 million positive impact of foreign currency fluctuations. Revenues at Move increased $42 million, or 30%, to $180 million for the three months ended September 30, 2021 from $138 million in the corresponding period of fiscal 2021, primarily driven by higher real estate revenues. The traditional lead generation product saw continued strong demand from agents, driving improvements in sell-through and yield. The referral model benefited from higher average home values and transaction volume and generated approximately 32% of total Move revenues. These increases were partially offset by the $5 million impact from the sale of Top Producer in the third quarter of fiscal 2021. Lead volumes declined 18% for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021.
For the three months ended September 30, 2021, Segment EBITDA at the Digital Real Estate Services segment increased $19 million, or 16%, as compared to the corresponding period of fiscal 2021, primarily driven by the $25 million higher contribution from REA Group, including a $3 million contribution from the acquisition of Mortgage Choice, primarily driven by the higher revenues discussed above and the $3 million positive impact of foreign currency fluctuations. The increase was partially offset by higher employee costs at both Move and REA Group and $19 million of higher marketing costs at Move.

Subscription Video Services (20% and 23% of the Company’s consolidated revenues in the three months ended September 30, 2021 and 2020, respectively)

	For the three months ended September 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$440	$437	$3	1%
Advertising	59	50	9	18%
Other	11	9	2	22%
Total Revenues	510	496	14	3%
Operating expenses	(309)	(333)	24	7%
Selling, general and administrative	(87)	(85)	(2)	(2)%
Segment EBITDA	$114	$78	$36	46%
For the three months ended September 30, 2021, revenues at the Subscription Video Services segment increased $14 million, or 3%, as compared to the corresponding period of fiscal 2021, primarily due to the positive impact of foreign currency fluctuations, as the $29 million increase in streaming revenues, primarily from Kayo and BINGE, and higher advertising revenues were offset by lower residential subscription revenues resulting from fewer residential broadcast subscribers and the $4 million decline in commercial subscription revenues due to recent COVID-19 related restrictions within certain states in Australia. Foxtel Group streaming subscription revenues represented approximately 19% of total circulation and subscription revenues for the three months ended September 30, 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $16 million, or 3%, for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021.
For the three months ended September 30, 2021, Segment EBITDA increased $36 million, or 46%, as compared to the corresponding period of fiscal 2021, primarily due to the absence of $36 million of additional sports programming rights and production costs recognized in the prior year that were deferred from the fourth quarter of fiscal 2020 due to COVID-19. The increase was also driven by the $3 million positive impact of foreign currency fluctuations.
The following tables provide information regarding certain key performance indicators for the Foxtel Group, the primary reporting unit within the Subscription Video Services segment, as of and for the three months ended September 30, 2021 and 2020 (see the Company’s 2021 Form 10-K for further detail regarding these performance indicators):

	As of September 30,
	2021	2020
	(in 000's)
Broadcast Subscribers
Residential(a)	1,605	1,850
Commercial(b)	162	205
Streaming Subscribers (Total (Paid))(c)
Kayo(d)	1,079 (1,058 paid)	681 (644 paid)
BINGE(e)	885 (802 paid)	321 (290 paid)
Foxtel Now(f)	239 (227 paid)	310 (298 paid)
Total Subscribers (Total (Paid))	3,970 (3,854 paid)	3,367 (3,287 paid)

	For the three months ended September 30,
	2021	2020
Broadcast ARPU(g)	A$82 (US$60)	A$79 (US$56)
Broadcast Subscriber Churn(h)	14.0%	14.6%
(a)    Subscribing households throughout Australia as of September 30, 2021 and 2020.
(b)    Commercial subscribers throughout Australia as of September 30, 2021 and 2020. Commercial subscribers are calculated as residential equivalent business units and are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year.

(c)    Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)    Total and Paid Kayo subscribers as of September 30, 2021 and 2020.
(e)     Total and Paid BINGE subscribers as of September 30, 2021 and 2020.
(f)    Total and Paid Foxtel Now subscribers as of September 30, 2021 and 2020.
(g)    Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the three months ended September 30, 2021 and 2020.
(h)    Broadcast residential subscriber churn rate (excluding Optus) (Broadcast Subscriber Churn) for the three months ended September 30, 2021 and 2020. Broadcast subscriber churn represents the number of cable and satellite residential subscribers whose service is disconnected, expressed as a percentage of the average total number of cable and satellite residential subscribers, presented on an annual basis.
Dow Jones (18% of the Company’s consolidated revenues in both the three months ended September 30, 2021 and 2020)

	For the three months ended September 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$349	$311	$38	12%
Advertising	90	70	20	29%
Other	5	5	—	—%
Total Revenues	444	386	58	15%
Operating expenses	(196)	(185)	(11)	(6)%
Selling, general and administrative	(153)	(129)	(24)	(19)%
Segment EBITDA	$95	$72	$23	32%
For the three months ended September 30, 2021, revenues at the Dow Jones segment increased $58 million, or 15%, as compared to the corresponding period of fiscal 2021, primarily driven by an increase in circulation and subscription revenues, the $20 million impact from the acquisition of IBD and higher digital advertising revenues. Digital revenues at the Dow Jones segment represented 75% of total revenues for the three months ended September 30, 2021, as compared to 73% in the corresponding period of fiscal 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $2 million for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021.
Circulation and subscription revenues

	For the three months ended September 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$221	$198	$23	12%
Professional information business	128	113	15	13%
Total circulation and subscription revenues	$349	$311	$38	12%
Circulation and subscription revenues increased $38 million, or 12%, during the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021. Circulation and other revenues increased $23 million, or 12%, primarily driven by the $18 million impact from the acquisition of IBD in the fourth quarter of fiscal 2021 and growth in digital-only subscriptions at The Wall Street Journal and Barron’s Group. Digital revenues represented 66% of circulation revenue for the three months ended September 30, 2021, as compared to 63% in the corresponding period of fiscal 2021. Professional information business revenues increased $15 million, or 13%, primarily driven by an increase of $11 million in Risk & Compliance revenues.

The following table summarizes average daily consumer subscriptions during the three months ended September 30, 2021 and 2020 for select publications and for all consumer subscription products.(a)

	For the three months ended September 30(b),
	2021	2020	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	2,803	2,354	449	19%
Total subscriptions	3,509	3,104	405	13%
Barron’s Group(d)
Digital-only subscriptions(c)	723	560	163	29%
Total subscriptions	935	773	162	21%
Total Consumer(e)
Digital-only subscriptions(c)	3,626	2,914	712	24%
Total subscriptions	4,572	3,877	695	18%
________________________
(a)Based on internal data for the periods from June 28, 2021 through September 26, 2021 and June 29, 2020 through September 27, 2020, respectively, with independent verification procedures over global total sales and subscriptions provided by PricewaterhouseCoopers LLP UK.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and, for the three months ended September 30, 2021, Investor’s Business Daily.
Advertising revenues
Advertising revenues increased $20 million, or 29%, during the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021, primarily driven by the $15 million increase in digital advertising revenues, which represented 61% of advertising revenue for the three months ended September 30, 2021, as compared to 57% in the corresponding period of fiscal 2021. The increase was also due to the $5 million increase in print advertising revenues driven by the ongoing recovery from COVID-19.
Segment EBITDA
For the three months ended September 30, 2021, Segment EBITDA at the Dow Jones segment increased $23 million, or 32%, as compared to the corresponding period of fiscal 2021, including a $6 million contribution from the acquisition of IBD, primarily due to the increase in revenues discussed above, partially offset by increased employee costs.

Book Publishing (22% of the Company’s consolidated revenues in both the three months ended September 30, 2021 and 2020)

	For the three months ended September 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$524	$441	$83	19%
Other	22	17	5	29%
Total Revenues	546	458	88	19%
Operating expenses	(367)	(304)	(63)	(21)%
Selling, general and administrative	(94)	(83)	(11)	(13)%
Segment EBITDA	$85	$71	$14	20%
For the three months ended September 30, 2021, revenues at the Book Publishing segment increased $88 million, or 19%, as compared to the corresponding period of fiscal 2021, primarily driven by the $50 million contribution from the acquisition of HMH Books and Media in the fourth quarter of fiscal 2021, increased book sales in the U.K. and increased Christian Publishing sales driven by the ongoing recovery of certain distribution channels from COVID-19. The General Books category also benefited from the strong performance of The Cellist by Daniel Silva, the Bridgerton series by Julia Quinn and Vanderbilt: The Rise and Fall of an American Dynasty by Anderson Cooper. Digital sales increased by 5% as compared to the corresponding period of fiscal 2021 due to growth in both downloadable audiobooks and e-books. Digital sales represented approximately 21% of consumer revenues during the three months ended September 30, 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $7 million, or 1%, for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021.
For the three months ended September 30, 2021, Segment EBITDA at the Book Publishing segment increased $14 million, or 20%, as compared to the corresponding period of fiscal 2021, including a $6 million contribution from the acquisition of HMH Books and Media, primarily due to the higher revenues discussed above, partially offset by higher costs related to increased sales volume and higher employee costs.
News Media (23% of the Company’s consolidated revenues in both the three months ended September 30, 2021 and 2020)

	For the three months ended September 30,
	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$285	$246	$39	16%
Advertising	223	184	39	21%
Other	68	57	11	19%
Total Revenues	576	487	89	18%
Operating expenses	(316)	(299)	(17)	(6)%
Selling, general and administrative	(226)	(210)	(16)	(8)%
Segment EBITDA	$34	$(22)	$56	**
** not meaningful
Revenues at the News Media segment increased $89 million, or 18%, for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021. Circulation and subscription revenues increased $39 million as compared to the corresponding period of fiscal 2021, driven by the $13 million positive impact of foreign currency fluctuations, digital subscriber growth across key mastheads, higher content licensing revenues at News Corp Australia and price increases, partially offset by print volume declines. Advertising revenues also increased $39 million, driven by digital advertising growth across key mastheads, print advertising growth at News UK, higher revenues at Wireless Group and the $9 million positive impact of foreign currency fluctuations, partially offset by the decline in print advertising at News Corp Australia due to the continued weakness in the print advertising market, exacerbated by the recent COVID-19 related restrictions within certain states. Other revenues for the three months ended September 30, 2021 increased $11 million as compared to the corresponding period of fiscal 2021, primarily due to higher revenues at News Corp Australia. The impact of foreign currency fluctuations of the U.S.

dollar against local currencies resulted in a revenue increase of $25 million, or 5%, for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021.
Segment EBITDA at the News Media segment improved by $56 million for the three months ended September 30, 2021 as compared to the corresponding period of fiscal 2021, primarily due to higher contributions from News UK of $27 million and News Corp Australia of $26 million mainly driven by the higher revenues described above.
News Corp Australia
Revenues were $253 million for the three months ended September 30, 2021, an increase of $32 million, or 14%, compared to revenues of $221 million in the corresponding period of fiscal 2021. Circulation and subscription revenues increased $19 million, primarily driven by higher content licensing revenues, digital subscriber growth and the $4 million positive impact from foreign currency fluctuations. Advertising revenues increased $5 million, primarily due to higher digital advertising and the $3 million positive impact of foreign currency fluctuations, partially offset by lower print advertising due to the continued weakness in the print advertising market, exacerbated by the recent COVID-19 related restrictions within certain states.
News UK
Revenues were $244 million for the three months ended September 30, 2021, an increase of $38 million, or 18%, as compared to revenues of $206 million in the corresponding period of fiscal 2021. Advertising revenues increased $18 million, primarily due to higher print and digital advertising revenues driven by the ongoing recovery of the advertising market from COVID-19 and the $4 million positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $17 million, primarily driven by the $9 million positive impact of foreign currency fluctuations, digital subscriber growth and price increases, partially offset by print volume declines.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of September 30, 2021, the Company’s cash and cash equivalents were $2.1 billion. The Company also has available borrowing capacity under the 2019 News Corp Credit Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of September 30, 2021, the Company’s consolidated assets included $814 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $74 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.
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

Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Company’s Board of Directors (the “Board of Directors”) in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time.
The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the three months ended September 30, 2021 and 2020.
Dividends
In August 2021, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend was paid on October 13, 2021 to stockholders of record as of September 15, 2021. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—For the three months ended September 30, 2021 versus the three months ended September 30, 2020
Net cash provided by operating activities for the three months ended September 30, 2021 and 2020 was as follows (in millions):

For the three months ended September 30,	2021	2020
Net cash provided by operating activities	$68	$155
Net cash provided by operating activities decreased by $87 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was primarily due to higher working capital, driven by higher employee bonus and equity-based compensation payments, payments related to one-time legal settlement costs and $22 million in higher tax payments, partially offset by higher Total Segment EBITDA.
Net cash used in investing activities for the three months ended September 30, 2021 and 2020 was as follows (in millions):

For the three months ended September 30,	2021	2020
Net cash used in investing activities	$(95)	$(96)
Net cash used in investing activities decreased by $1 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. During the three months ended September 30, 2021, the Company used $101 million of cash for capital expenditures, of which $48 million related to Foxtel.
During the three months ended September 30, 2020, the Company used $93 million of cash for capital expenditures, of which $51 million related to Foxtel.
Net cash used in financing activities for the three months ended September 30, 2021 and 2020 was as follows (in millions):

For the three months ended September 30,	2021	2020
Net cash used in financing activities	$(85)	$(50)
Net cash used in financing activities increased by $35 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. During the three months ended September 30, 2021, the Company repaid $383 million of borrowings primarily related to REA Group’s refinancing of its bridge facility and made dividend payments of $27 million to REA Group minority stockholders. The net cash used in financing activities was partially offset by new borrowings of $378 million primarily related to REA Group.

During the three months ended September 30, 2020, the Company repaid $119 million of borrowings related to Foxtel and made dividend payments of $20 million to REA Group minority stockholders. The net cash used in financing activities for the three months ended September 30, 2020 was partially offset by new borrowings related to Foxtel of $123 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the three months ended September 30,
	2021	2020
	(in millions)
Net cash provided by operating activities	$68	$155
Less: Capital expenditures	(101)	(93)
	(33)	62
Less: REA Group free cash flow	(35)	(29)
Plus: Cash dividends received from REA Group	43	32
Free cash flow available to News Corporation	$(25)	$65
Free cash flow available to News Corporation decreased by $90 million in the three months ended September 30, 2021 to $(25) million from $65 million in the corresponding period of fiscal 2021, primarily due to lower net cash provided by operating activities as discussed above and higher capital expenditures, partially offset by higher dividends received from REA Group.
Borrowings
As of September 30, 2021, the Company, certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $2.3 billion, including the current portion and finance lease liabilities. Both the Foxtel Group and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.

News Corp Borrowings
As of September 30, 2021, the Company had borrowings of $986 million, which consisted of the carrying value of its 2021 Senior Notes.
Foxtel Group Borrowings
As of September 30, 2021, the Foxtel Debt Group had (i) borrowings of approximately $890 million, including the full drawdown of its 2019 Term Loan Facility, amounts outstanding under the 2019 Credit Facility and 2017 Working Capital Facility, its outstanding U.S. private placement senior unsecured notes and amounts outstanding under the Telstra Facility (described below), and (ii) total undrawn commitments of A$339 million available under the 2017 Working Capital Facility and 2019 Credit Facility.
In addition to third-party indebtedness, the Foxtel Debt Group has related party indebtedness, including A$900 million of outstanding shareholder loans and available facilities from the Company. The shareholder loans accrue interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 6.30% to 7.75% and mature in December 2027. The shareholder revolving credit facility accrues interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 2.00% to 3.75%, depending on the Foxtel Debt Group’s net leverage ratio, and matures in July 2024. Additionally, the Foxtel Debt Group has an A$170 million subordinated shareholder loan facility agreement with Telstra which can be used to finance cable transmission costs due to Telstra. The Telstra Facility accrues interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. The Company excludes the utilization of the Telstra Facility from the Statements of Cash Flows because it is non-cash.
REA Group Borrowings
As of September 30, 2021, REA Group had (i) borrowings of approximately $299 million, consisting of amounts outstanding under its 2022 Credit Facility (as defined below), and (ii) A$187 million of undrawn commitments available under its 2022 Credit Facility.
During the three months ended September 30, 2021, REA Group completed a debt refinancing in which it repaid all amounts outstanding under its 2021 Bridge facility with the proceeds from a new A$600 million unsecured syndicated credit facility (the “2022 Credit Facility”) consisting of two sub-facilities: (i) a three year, A$400 million revolving loan facility (the “2022 Credit facility — tranche 1”) and (ii) a four year, A$200 million revolving loan facility (the “2022 Credit facility — tranche 2”).
Borrowings under the 2022 Credit facility — tranche 1 accrue interest at a rate of the Australian BBSY plus a margin of between 1.00% and 2.10%, depending on REA Group’s net leverage ratio. Borrowings under the 2022 Credit facility — tranche 2 accrue interest at a rate of the Australian BBSY plus a margin of between 1.15% and 2.25%, depending on REA Group’s net leverage ratio. Both tranches carry a commitment fee of 40% of the applicable margin on any undrawn balance.
The 2022 Credit Facility requires REA Group to maintain (i) a net leverage ratio of not more than 3.5 to 1.0 and (ii) an interest coverage ratio of not less than 3.0 to 1.0.
News Corp Revolving Credit Facility
The Company has an undrawn $750 million unsecured revolving credit facility (the “2019 News Corp Credit Facility”) that can be used for general corporate purposes, which terminates on December 12, 2024.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at September 30, 2021.
See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including certain information about interest rates and maturities related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2021 have not changed significantly from the disclosures included in the 2021 Form 10-K.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2021 Form 10-K.
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
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 10—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in the Company’s 2021 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
(a) Exhibits.

3.1
Certificate of Elimination of the Series A Junior Participating Preferred Stock of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 22, 2021.)

4.1
Amendment No. 1 to the Fourth Amended and Restated Rights Agreement, dated as of September 21, 2021, between News Corporation and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 22, 2021.)

10.1
Stockholders Agreement, dated as of September 21, 2021, by and between News Corporation and the Murdoch Family Trust. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 22, 2021.)

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020 (unaudited); (ii) Consolidated Statements of Comprehensive Income for the three months ended September 30, 2021 and 2020 (unaudited); (iii) Consolidated Balance Sheets as of September 30, 2021 (unaudited) and June 30, 2021 (audited); (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2021 and 2020 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: November 5, 2021