Form 10-Q
period 2021-12-31
NEWS CORP
filed 2022-02-04
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 28, 2022, 390,873,619 shares of Class A Common Stock and 198,483,427 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended December 31,		For the six months ended December 31,
	Notes	2021	2020	2021	2020
Revenues:
Circulation and subscription		$1,072	$1,030	$2,149	$2,032
Advertising		519	448	924	780
Consumer		594	523	1,118	964
Real estate		352	281	672	516
Other		180	132	356	239
Total Revenues	2	2,717	2,414	5,219	4,531
Operating expenses		(1,279)	(1,198)	(2,523)	(2,362)
Selling, general and administrative		(852)	(719)	(1,700)	(1,404)
Depreciation and amortization		(168)	(167)	(333)	(331)
Impairment and restructuring charges	4	(23)	(23)	(45)	(63)
Equity losses of affiliates	5	(6)	(3)	(6)	(4)
Interest expense, net		(21)	(12)	(43)	(20)
Other, net	13	(7)	54	130	71
Income before income tax expense		361	346	699	418
Income tax expense	11	(99)	(85)	(170)	(110)
Net income		262	261	529	308
Less: Net income attributable to noncontrolling interests		(27)	(30)	(98)	(43)
Net income attributable to News Corporation stockholders		$235	$231	$431	$265
Net income attributable to News Corporation stockholders per share:	9
Basic		$0.40	$0.39	$0.73	$0.45
Diluted		$0.40	$0.39	$0.72	$0.45
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; millions)

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
Net income	$262	$261	$529	$308
Other comprehensive (loss) income:
Foreign currency translation adjustments	(36)	315	(200)	422
Net change in the fair value of cash flow hedges(a)	1	—	2	(2)
Benefit plan adjustments, net(b)	7	(7)	12	1
Other comprehensive (loss) income	(28)	308	(186)	421
Comprehensive income	234	569	343	729
Less: Net income attributable to noncontrolling interests	(27)	(30)	(98)	(43)
Less: Other comprehensive (income) loss attributable to noncontrolling interests(c)	—	(63)	38	(80)
Comprehensive income attributable to News Corporation stockholders	$207	$476	$283	$606
(a)    Net of income tax expense of $1 million and nil for both the three and six months ended December 31, 2021 and 2020, respectively.
(b)    Net of income tax expense (benefit) of $2 million and ($3) million for the three months ended December 31, 2021 and 2020, respectively, and income tax expense of $4 million and nil for the six months ended December 31, 2021 and 2020, respectively.
(c)    Primarily consists of foreign currency translation adjustment.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of December 31, 2021	As of June 30, 2021
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$2,184	$2,236
Receivables, net	13	1,665	1,498
Inventory, net		248	253
Other current assets		502	469
Total current assets		4,599	4,456
Non-current assets:
Investments	5	505	351
Property, plant and equipment, net		2,134	2,272
Operating lease right-of-use assets		963	1,035
Intangible assets, net		2,082	2,179
Goodwill		4,557	4,653
Deferred income tax assets	11	295	378
Other non-current assets	13	1,385	1,447
Total assets		$16,520	$16,771
Liabilities and Equity:
Current liabilities:
Accounts payable		$351	$321
Accrued expenses		1,118	1,339
Deferred revenue	2	462	473
Current borrowings	6	302	28
Other current liabilities	13	1,000	1,073
Total current liabilities		3,233	3,234
Non-current liabilities:
Borrowings	6	1,968	2,285
Retirement benefit obligations		202	211
Deferred income tax liabilities	11	241	260
Operating lease liabilities		1,035	1,116
Other non-current liabilities		494	519
Commitments and contingencies	10
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,948	12,057
Accumulated deficit		(2,482)	(2,911)
Accumulated other comprehensive loss		(1,089)	(941)
Total News Corporation stockholders’ equity		8,383	8,211
Noncontrolling interests		964	935
Total equity	7	9,347	9,146
Total liabilities and equity		$16,520	$16,771
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 391,879,191 and 391,212,047 shares issued and outstanding, net of 27,368,413 treasury shares at par at December 31, 2021 and June 30, 2021, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 198,985,085 and 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at December 31, 2021 and June 30, 2021, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the six months ended December 31,
	Notes	2021	2020
Operating activities:
Net income		$529	$308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		333	331
Operating lease expense		64	64
Equity losses of affiliates	5	6	4
Cash distributions received from affiliates		7	7
Other, net	13	(130)	(71)
Deferred income taxes and taxes payable	11	79	21
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(222)	(172)
Inventories, net		6	27
Accounts payable and other liabilities		(242)	(36)
Net cash provided by operating activities		430	483
Investing activities:
Capital expenditures		(208)	(173)
Acquisitions, net of cash acquired		(21)	(90)
Investments in equity affiliates and other		(46)	(11)
Proceeds from property, plant and equipment and other asset dispositions		(2)	3
Other, net		28	(5)
Net cash used in investing activities		(249)	(276)
Financing activities:
Borrowings	6	495	146
Repayment of borrowings	6	(500)	(248)
Repurchase of shares	7	(43)	—
Dividends paid		(86)	(80)
Other, net		(64)	(37)
Net cash used in financing activities		(198)	(219)
Net change in cash and cash equivalents		(17)	(12)
Cash and cash equivalents, beginning of period		2,236	1,517
Exchange movement on opening cash balance		(35)	57
Cash and cash equivalents, end of period		$2,184	$1,562
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
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2022 and fiscal 2021 include 53 and 52 weeks, respectively. All references to the three and six months ended December 31, 2021 and 2020 relate to the three and six months ended December 26, 2021 and December 27, 2020, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of December 31.
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
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification 606, “Revenue From Contracts with Customers.” The Company elected to early adopt ASU 2021-08 on a prospective basis during the second quarter of fiscal 2022 (which includes retroactive adoptions for any acquisitions in the current fiscal year). The adoption did not have a material effect on the Company’s Consolidated Financial Statements.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three and six months ended December 31, 2021 and 2020:

	For the three months ended December 31, 2021
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$3	$433	$356	$—	$280	$—	$1,072
Advertising	33	55	141	—	290	—	519
Consumer	—	—	—	594	—	—	594
Real estate	352	—	—	—	—	—	352
Other	68	10	11	23	68	—	180
Total Revenues	$456	$498	$508	$617	$638	$—	$2,717

	For the three months ended December 31, 2020
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$8	$446	$319	$—	$257	$—	$1,030
Advertising	30	55	115	—	248	—	448
Consumer	—	—	—	523	—	—	523
Real estate	281	—	—	—	—	—	281
Other	20	10	12	21	68	1	132
Total Revenues	$339	$511	$446	$544	$573	$1	$2,414

	For the six months ended December 31, 2021
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$6	$873	$705	$—	$565	$—	$2,149
Advertising	66	114	231	—	513	—	924
Consumer	—	—	—	1,118	—	—	1,118
Real estate	672	—	—	—	—	—	672
Other	138	21	16	45	136	—	356
Total Revenues	$882	$1,008	$952	$1,163	$1,214	$—	$5,219

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2020
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$16	$883	$630	$—	$503	$—	$2,032
Advertising	58	105	185	—	432	—	780
Consumer	—	—	—	964	—	—	964
Real estate	516	—	—	—	—	—	516
Other	39	19	17	38	125	1	239
Total Revenues	$629	$1,007	$832	$1,002	$1,060	$1	$4,531
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and six months ended December 31, 2021 and 2020:

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$467	$409	$473	$398
Deferral of revenue	859	755	1,674	1,462
Recognition of deferred revenue(a)	(864)	(779)	(1,678)	(1,480)
Other	—	15	(7)	20
Balance, end of period	$462	$400	$462	$400
(a)For the three and six months ended December 31, 2021, the Company recognized $182 million and $372 million, respectively, of revenue which was included in the opening deferred revenue balance. For the three and six months ended December 31, 2020, the Company recognized $237 million and $331 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of December 31, 2021 and 2020.
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
For the three and six months ended December 31, 2021, the Company recognized approximately $88 million and $189 million, respectively, in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of December 31, 2021 was approximately $1,005 million, of which approximately $186 million is expected to be recognized over the remainder of fiscal 2022, approximately $308 million is expected to be recognized in fiscal 2023 and approximately $225 million is expected to be recognized in fiscal 2024, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.”

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. As a result of the acquisition, the Company recorded net tangible assets of A$75 million (US$57 million) consisting primarily of commission contract receivables and payables and approximately A$74 million (US$56 million) of identifiable intangible assets, consisting of A$46 million (US$35 million) related to franchisee relationships with a useful life of 17 years, A$17 million (US$13 million) of software with useful lives ranging from one to five years and A$11 million (US$8 million) primarily related to the Mortgage Choice tradenames with indefinite lives. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately A$95 million (US$72 million) was recorded as goodwill on the transaction.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Agreement to acquire OPIS
In July 2021, the Company entered into an agreement to acquire the Oil Price Information Service business and related assets (“OPIS”) from S&P Global Inc. (“S&P”) and IHS Markit Ltd. (“IHS”) for $1.15 billion in cash, subject to customary purchase price adjustments. OPIS is a global industry standard for benchmark and reference pricing and news and analytics for the oil, natural gas liquids and biofuels industries. The business also provides pricing and news and analytics for the coal, mining and metals end markets and insights and analytics in renewables and carbon pricing. OPIS will be a subsidiary of Dow Jones, and its results will be included in the Dow Jones segment. The acquisition is subject to customary closing conditions, including regulatory approvals and the consummation of the S&P and IHS merger. Closing is expected in the second half of fiscal 2022.
Agreement to acquire Base Chemicals
In December 2021, the Company entered into an agreement to acquire the Base Chemicals business (“Base Chemicals”) from S&P and IHS for $295 million in cash, subject to customary purchase price adjustments. Base Chemicals provides pricing data, insights, analysis and forecasting for key base chemicals through its leading Market Advisory and World Analysis services. Base Chemicals will be a subsidiary of Dow Jones, and its results will be included in the Dow Jones segment. The acquisition is subject to customary closing conditions, including regulatory approvals and the consummation of the S&P and IHS merger. Closing is expected in the second half of fiscal 2022.
NOTE 4. RESTRUCTURING PROGRAMS
Fiscal 2022
During the three and six months ended December 31, 2021, the Company recorded restructuring charges of $23 million and $45 million, respectively, of which $12 million and $24 million, respectively, related to the News Media segment. The restructuring charges recorded in fiscal 2022 primarily related to employee termination benefits.
Fiscal 2021
During the three and six months ended December 31, 2020, the Company recorded restructuring charges of $23 million and $63 million, respectively, of which $12 million and $43 million, respectively, related to the News Media segment. The restructuring charges recorded in fiscal 2021 primarily related to employee termination benefits and exit costs associated with the closure of the Company’s Bronx print plant.
Changes in restructuring program liabilities were as follows:

	For the three months ended December 31,
	2021			2020
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$28	$37	$65	$34	$30	$64
Additions	19	4	23	16	7	23
Payments	(24)	(5)	(29)	(21)	(3)	(24)
Other	—	—	—	3	—	3
Balance, end of period	$23	$36	$59	$32	$34	$66

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31,
	2021			2020
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$51	$35	$86	$64	$9	$73
Additions	37	8	45	35	28	63
Payments	(65)	(7)	(72)	(69)	(3)	(72)
Other	—	—	—	2	—	2
Balance, end of period	$23	$36	$59	$32	$34	$66
As of December 31, 2021, restructuring liabilities of approximately $31 million were included in the Balance Sheet in Other current liabilities and $28 million were included in Other non-current liabilities.
NOTE 5. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of December 31, 2021	As of December 31, 2021	As of June 30, 2021
		(in millions)
Equity method investments(a)	various	$215	$71
Equity securities(b)	various	290	280
Total Investments		$505	$351
(a)During the six months ended December 31, 2021, REA Group acquired an 18% interest (16.6% on a diluted basis) in PropertyGuru Pte. Ltd. (“PropertyGuru”), a leading digital property technology company operating marketplaces in Southeast Asia, in exchange for all shares of REA Group’s entities in Malaysia and Thailand.
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

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
	(in millions)		(in millions)
Total (losses) gains recognized on equity securities	$(9)	$33	$19	$42
Less: Net gains recognized on equity securities sold	—	—	—	—
Unrealized (losses) gains recognized on equity securities held at end of period	$(9)	$33	$19	$42
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $6 million and $6 million for the three and six months ended December 31, 2021, respectively, and $3 million and $4 million, respectively, for the corresponding periods of fiscal 2021.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at December 31, 2021	Maturity at December 31, 2021	As of December 31, 2021	As of June 30, 2021
			(in millions)
News Corporation
2021 Senior notes	3.875%	May 15, 2029	$986	$985
Foxtel Group(a)
2019 Credit facility(b)	2.36%	May 31, 2024	217	232
2019 Term loan facility	6.25%	Nov 22, 2024	181	190
2017 Working capital facility(b)	2.36%	May 31, 2024	—	—
Telstra Facility	7.83%	Dec 22, 2027	79	60
2012 US private placement — USD portion — tranche 2(c)	4.27%	Jul 25, 2022	203	202
2012 US private placement — USD portion — tranche 3(c)	4.42%	Jul 25, 2024	152	152
2012 US private placement — AUD portion	7.04%	Jul 25, 2022	73	78
REA Group(a)
2021 Bridge facility	—%	Jul 31, 2022	—	314
2022 Credit facility — tranche 1(d)	1.12%	Sep 16, 2024	289	—
2022 Credit facility — tranche 2(d)	1.27%	Sep 16, 2025	8	—
Finance lease and other liabilities			82	100
Total borrowings			2,270	2,313
Less: current portion(e)			(302)	(28)
Long-term borrowings			$1,968	$2,285
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
(b)As of December 31, 2021, the Foxtel Debt Group had undrawn commitments of A$340 million available under these facilities.
(c)The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 8—Financial Instruments and Fair Value Measurements.
(d)As of December 31, 2021, REA Group had total undrawn commitments of A$187 million available under the 2022 Credit Facility (as defined below).
(e)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.” $26 million and $28 million relates to the current portion of finance lease liabilities as of December 31, 2021 and June 30, 2021, respectively.
Revolving Credit Facility Amendment
Due to the discontinuation of London interbank offered rates (“LIBOR”) for Euro and British pound sterling (“GBP”)-denominated borrowings and for certain Eurodollar Rate borrowings with a two or 12-month tenor, the Company amended its undrawn $750 million unsecured revolving credit facility in November 2021 to (i) replace the benchmark rates for borrowings in Euro and GBP with designated benchmark rates based on the Euro Interbank Offer Rate and the Sterling Overnight Index

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Average, respectively, and (ii) remove the two and 12-month interest period options for the relevant Eurodollar Rate borrowings.
REA Group Refinancing
During the six months ended December 31, 2021, REA Group completed a debt refinancing in which it repaid all amounts outstanding under its 2021 Bridge facility with the proceeds from a new A$600 million unsecured syndicated credit facility (the “2022 Credit Facility”) consisting of two sub-facilities: (i) a three year, A$400 million revolving loan facility (the “2022 Credit facility — tranche 1”) and (ii) a four year, A$200 million revolving loan facility (the “2022 Credit facility — tranche 2”). REA Group may request increases in the amount of the 2022 Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement.
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
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed above and in the Company’s 2021 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at December 31, 2021.
NOTE 7. EQUITY
The following tables summarize changes in equity for the three and six months ended December 31, 2021 and 2020:

	For the three months ended December 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, September 30, 2021	393	$4	200	$2	$11,980	$(2,715)	$(1,061)	$8,210	$938	$9,148
Net income	—	—	—	—	—	235	—	235	27	262
Other comprehensive loss	—	—	—	—	—	—	(28)	(28)	—	(28)
Dividends	—	—	—	—	—	—	—	—	—	—
Share repurchases	(1)	—	(1)	—	(44)	(2)	—	(46)	—	(46)
Other	—	—	—	—	12	—	—	12	(1)	11
Balance, December 31, 2021	392	$4	199	$2	$11,948	$(2,482)	$(1,089)	$8,383	$964	$9,347

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, September 30, 2020	391	$4	200	$2	$12,075	$(3,207)	$(1,235)	$7,639	$815	$8,454
Net income	—	—	—	—	—	231	—	231	30	261
Other comprehensive income	—	—	—	—	—	—	245	245	63	308
Dividends	—	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	—	16	—	—	16	36	52
Balance, December 31, 2020	391	$4	200	$2	$12,091	$(2,976)	$(990)	$8,131	$943	$9,074

	For the six months ended December 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2021	391	$4	200	$2	$12,057	$(2,911)	$(941)	$8,211	$935	$9,146
Net income	—	—	—	—	—	431	—	431	98	529
Other comprehensive loss	—	—	—	—	—	—	(148)	(148)	(38)	(186)
Dividends	—	—	—	—	(59)	—	—	(59)	(27)	(86)
Share repurchases	(1)	—	(1)	—	(44)	(2)	—	(46)	—	(46)
Other	2	—	—	—	(6)	—	—	(6)	(4)	(10)
Balance, December 31, 2021	392	$4	199	$2	$11,948	$(2,482)	$(1,089)	$8,383	$964	$9,347

	For the six months ended December 31, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2020	389	$4	200	$2	$12,148	$(3,241)	$(1,331)	$7,582	$807	$8,389
Net income	—	—	—	—	—	265	—	265	43	308
Other comprehensive income	—	—	—	—	—	—	341	341	80	421
Dividends	—	—	—	—	(59)	—	—	(59)	(21)	(80)
Other	2	—	—	—	2	—	—	2	34	36
Balance, December 31, 2020	391	$4	200	$2	$12,091	$(2,976)	$(990)	$8,131	$943	$9,074
Stock Repurchases
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Company’s Board of Directors (the “Board of Directors”) in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of December 31, 2021, the remaining authorized amount under the Repurchase Program was approximately $954 million.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Stock repurchases commenced on November 9, 2021, and during the three and six months ended December 31, 2021, the Company repurchased and subsequently retired 1.4 million shares of Class A Common Stock for approximately $31 million and 0.7 million shares of Class B Common Stock for approximately $15 million. The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the six months ended December 31, 2020.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2021				As of June 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Foreign currency derivatives - cash flow hedges	$—	$1	$—	$1	$—	$—	$—	$—
Interest rate derivatives - cash flow hedges	—	3	—	3	—	—	—	—
Cross-currency interest rate derivatives - fair value hedges	—	20	—	20	—	18	—	18
Cross-currency interest rate derivatives	—	81	—	81	—	73	—	73
Equity securities(a)	187	—	103	290	164	—	116	280
Total assets	$187	$105	$103	$395	$164	$91	$116	$371
Liabilities:
Interest rate derivatives - cash flow hedges	$—	$5	$—	$5	$—	$9	$—	$9
Cross-currency interest rate derivatives	—	8	—	8	—	13	—	13
Total liabilities	$—	$13	$—	$13	$—	$22	$—	$22
(a)See Note 5—Investments.
During the six months ended December 31, 2021, the Company reclassified its investment in an equity security from Level 3 to Level 1 within the fair value hierarchy as the investment became publicly traded in the first quarter of fiscal 2022.
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
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the six months ended December 31,
	2021	2020
	(in millions)
Balance - beginning of period	$116	$123
Additions	15	6
Returns of capital	(33)	(2)
Measurement adjustments	28	21
Foreign exchange and other(a)	(23)	(31)
Balance - end of period	$103	$117
(a)    During the six months ended December 31, 2021, the Company reclassified its investment in an equity security from Level 3 to Level 1 within the fair value hierarchy as the investment became publicly traded in the first quarter of fiscal 2022. During the three months ended December 31, 2020, the Company reclassified its investment in Tremor from Level 3 to Level 1 within the fair value hierarchy, as the sale restrictions were expected to lapse within 12 months.

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
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Location	As of December 31, 2021	As of June 30, 2021
		(in millions)
Foreign currency derivatives - cash flow hedges	Other current assets	$1	$—
Cross currency interest rate derivatives - fair value hedges	Other current assets	11	—
Cross currency interest rate derivatives	Other current assets	45	—
Interest rate derivatives - cash flow hedges	Other non-current assets	3	—
Cross-currency interest rate derivatives - fair value hedges	Other non-current assets	9	18
Cross-currency interest rate derivatives	Other non-current assets	36	73
Interest rate derivatives - cash flow hedges	Other current liabilities	(5)	(6)
Cross-currency interest rate derivatives	Other current liabilities	(2)	—
Interest rate derivatives - cash flow hedges	Other non-current liabilities	—	(3)
Cross-currency interest rate derivatives	Other non-current liabilities	(6)	(13)
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives and interest rate derivatives to mitigate currency exchange rate risk and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment and certain programming rights.
The total notional value of foreign currency contract derivatives designated for hedging was $28 million as of December 31, 2021. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is less than one year. As of December 31, 2021, the Company estimates that approximately nil of net derivative losses related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated for hedging was approximately A$550 million as of December 31, 2021. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to May 2024. As of December 31, 2021, the Company estimates that approximately $3 million of net derivative losses related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
reclassified out of Accumulated other comprehensive loss over the remaining term of the derivatives. Changes in the fair values of these derivatives will be recognized within Other, net in the Statements of Operations on a prospective basis.
The total notional value of cross-currency interest rate swaps for which the Company discontinued hedge accounting was approximately $280 million as of December 31, 2021. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2024. As of December 31, 2021, the Company estimates that approximately $3 million of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three and six months ended December 31, 2021 and 2020 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the three months ended December 31,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the three months ended December 31,		Income statement location
	2021	2020	2021	2020
	(in millions)
Foreign currency derivatives - cash flow hedges	$—	$—	$—	$(1)	Operating expenses
Cross-currency interest rate derivatives	—	—	(1)	—	Interest expense, net
Interest rate derivatives - cash flow hedges	4	(1)	(1)	2	Interest expense, net
Total	$4	$(1)	$(2)	$1

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the six months ended December 31,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the six months ended December 31,		Income statement location
	2021	2020	2021	2020
	(in millions)
Foreign currency derivatives - cash flow hedges	$1	$—	$—	$(1)	Operating expenses
Cross-currency interest rate derivatives	—	(15)	(2)	13	Interest expense, net
Interest rate derivatives - cash flow hedges	6	(1)	(2)	3	Interest expense, net
Total	$7	$(16)	$(4)	$15
The amounts recognized in Other, net in the Statements of Operations resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 was a gain of approximately $8 million and $17 million for the three and six months ended December 31, 2021, respectively, and a loss of approximately $2 million for the three and six months ended December 31, 2020.
Fair value hedges
Borrowings issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. For the six months ended December 31, 2021, such adjustments decreased the carrying value of borrowings by nil.
The total notional value of the fair value hedges was approximately $70 million as of December 31, 2021. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
During the three and six months ended December 31, 2021 and 2020, the amount recognized in the Statements of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and $1 million, respectively, and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of December 31, 2021 and June 30, 2021:

	As of December 31, 2021	As of June 30, 2021
	(in millions)
Borrowings:
Carrying amount of hedged item	$71	$71
Cumulative hedging adjustments included in the carrying amount	3	5
Other Fair Value Measurements
As of December 31, 2021, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2021 Senior Notes and the U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.
NOTE 9. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net income	$262	$261	$529	$308
Less: Net income attributable to noncontrolling interests	(27)	(30)	(98)	(43)
Net income attributable to News Corporation stockholders	$235	$231	$431	$265
Weighted-average number of shares of common stock outstanding - basic	592.1	590.7	591.9	590.1
Dilutive effect of equity awards	2.6	1.9	2.7	1.6
Weighted-average number of shares of common stock outstanding - diluted	594.7	592.6	594.6	591.7
Net income attributable to News Corporation stockholders per share - basic	$0.40	$0.39	$0.73	$0.45
Net income attributable to News Corporation stockholders per share -diluted	$0.40	$0.39	$0.72	$0.45
NOTE 10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of December 31, 2021 have not changed significantly from the disclosures included in the 2021 Form 10-K.
Contingencies
The Company routinely is involved in various legal proceedings, claims and governmental inspections or investigations, including those discussed below. The outcome of these matters and claims is subject to significant uncertainty, and the Company often cannot predict what the eventual outcome of pending matters will be or the timing of the ultimate resolution of

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Insignia Systems, Inc.
On July 11, 2019, Insignia filed a complaint in the U.S. District Court for the District of Minnesota against News America Marketing FSI L.L.C. (“NAM FSI”), News America Marketing In-Store Services L.L.C. (“NAM In-Store”) and News Corporation (together, the “NAM Parties”) alleging violations of federal and state antitrust laws and common law business torts. The complaint seeks treble damages, injunctive relief and attorneys’ fees and costs. On August 14, 2019, the NAM Parties answered the complaint and asserted a counterclaim against Insignia for breach of contract, alleging that Insignia violated a prior settlement agreement between NAM In-Store and Insignia. On July 10, 2020, the NAM Parties filed a motion for summary judgment on the counterclaim, which was granted in part and denied in part on December 7, 2020. The court found that Insignia had breached the prior settlement agreement and struck the allegations in Insignia’s complaint that violated the agreement. On August 27, 2021, the NAM Parties filed a motion for summary judgment dismissing the case, which Insignia has opposed. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the NAM Parties believe they have been compliant with applicable laws and intend to defend themselves vigorously.
Valassis Communications, Inc.
In November 2013, Valassis filed a complaint in the U.S. District Court for the Eastern District of Michigan against the NAM Parties and News America Incorporated, which was subsequently transferred to the U.S. District Court for the Southern District of New York (the “N.Y. District Court”). The complaint alleged violations of federal and state antitrust laws and common law business torts and sought treble damages, injunctive relief and attorneys’ fees and costs. The trial began on June 29, 2021, and in July 2021, the parties agreed to settle the litigation and Valassis’s claims were dismissed with prejudice.
HarperCollins
Beginning in February 2021, a number of purported class action complaints have been filed in the N.Y. District Court against Amazon.com, Inc. (“Amazon”) and certain publishers, including the Company’s subsidiary, HarperCollins Publishers, L.L.C. (“HarperCollins” and together with the other publishers, the “Publishers”), alleging violations of antitrust and competition laws. The complaints seek treble damages, injunctive relief and attorneys’ fees and costs. In September 2021, Amazon and the Publishers filed motions to dismiss the complaints, which the plaintiffs have opposed. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, HarperCollins believes it has been compliant with applicable laws and intends to defend itself vigorously.
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $4 million and $3 million for the three months ended December 31, 2021 and 2020, respectively, and $6 million and $5 million for the six months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $46 million. The amount to be indemnified by FOX of approximately $59 million was recorded as a receivable in Other current assets on the Balance Sheet as of December 31, 2021. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended December 31, 2021, the Company recorded income tax expense of $99 million on pre-tax income of $361 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by changes in valuation allowances.
For the six months ended December 31, 2021, the Company recorded income tax expense of $170 million on pre-tax income of $699 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and changes in valuation allowances, offset by the lower tax impact related to the acquisition of an 18% interest in PropertyGuru.
For the three months ended December 31, 2020, the Company recorded income tax expense of $85 million on pre-tax income of $346 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The higher tax rate was

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company paid gross income taxes of $92 million and $98 million during the six months ended December 31, 2021 and 2020, respectively, and received tax refunds of $1 million and $9 million, respectively.
NOTE 12. SEGMENT INFORMATION
The Company manages and reports its businesses in the following six segments:
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.4% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, and property portals in India. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.
Move is a leading provider of digital real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus, Market VIPSM and AdvantageSM Pro products as well as its referral-based service, Ready Connect Concierge. Move also offers online tools and services to do-it-yourself landlords and tenants, as well as professional software and services products.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ANC operates the SKY NEWS network, Australia’s 24-hour multi-channel, multi-platform news service. ANC channels are distributed throughout Australia and New Zealand and available on Foxtel and Sky Network Television NZ. ANC also owns and operates the international Australia Channel IPTV service and offers content across a variety of digital media platforms, including web, mobile and third-party providers.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
	(in millions)
Revenues:
Digital Real Estate Services	$456	$339	$882	$629
Subscription Video Services	498	511	1,008	1,007
Dow Jones	508	446	952	832
Book Publishing	617	544	1,163	1,002
News Media	638	573	1,214	1,060
Other	—	1	—	1
Total revenues	$2,717	$2,414	$5,219	$4,531
Segment EBITDA:
Digital Real Estate Services	$178	$142	$316	$261
Subscription Video Services	86	124	200	202
Dow Jones	144	109	239	181
Book Publishing	107	104	192	175
News Media	111	66	145	44
Other	(40)	(48)	(96)	(98)
Depreciation and amortization	(168)	(167)	(333)	(331)
Impairment and restructuring charges	(23)	(23)	(45)	(63)
Equity losses of affiliates	(6)	(3)	(6)	(4)
Interest expense, net	(21)	(12)	(43)	(20)
Other, net	(7)	54	130	71
Income before income tax expense	361	346	699	418
Income tax expense	(99)	(85)	(170)	(110)
Net income	$262	$261	$529	$308

	As of December 31, 2021	As of June 30, 2021
	(in millions)
Total assets:
Digital Real Estate Services	$3,050	$3,146
Subscription Video Services	3,334	3,515
Dow Jones	2,845	2,798
Book Publishing	2,837	2,713
News Media	2,106	2,209
Other(a)	1,843	2,039
Investments	505	351
Total assets	$16,520	$16,771
(a)The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021	As of June 30, 2021
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,827	$1,871
Subscription Video Services	1,506	1,612
Dow Jones	1,986	1,995
Book Publishing	1,017	1,046
News Media	303	308
Total Goodwill and intangible assets, net	$6,639	$6,832
NOTE 13. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of December 31, 2021	As of June 30, 2021
	(in millions)
Receivables	$1,738	$1,569
Less: allowances	(73)	(71)
Receivables, net	$1,665	$1,498
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of December 31, 2021	As of June 30, 2021
	(in millions)
Royalty advances to authors	$398	$406
Retirement benefit assets	134	120
Inventory(a)	262	279
News America Marketing deferred consideration	135	128
Other	456	514
Total Other non-current assets	$1,385	$1,447
(a)Primarily consists of the non-current portion of programming rights.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of December 31, 2021	As of June 30, 2021
	(in millions)
Royalties and commissions payable	$234	$206
Current operating lease liabilities	143	143
Allowance for sales returns	210	190
Current tax payable	33	30
Other	380	504
Total Other current liabilities	$1,000	$1,073
Other, net
The following table sets forth the components of Other, net:

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
	(in millions)
Remeasurement of equity securities	$(9)	$37	$19	$46
Dividends received from equity security investments	9	1	10	3
(Loss) gain on sale of businesses(a)	(9)	—	98	—
Gain on remeasurement of previously-held interest(b)	3	7	3	7
Other	(1)	9	—	15
Total Other, net	$(7)	$54	$130	$71
(a)     During the six months ended December 31, 2021, REA Group acquired an 18% interest in PropertyGuru in exchange for all shares of REA Group’s entities in Malaysia and Thailand. The Company recognized a gain of $107 million on the disposition of such entities.
(b)     Relates to the acquisition of Elara in the three and six months ended December 31, 2020.
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for taxes and interest:

	For the six months ended December 31,
	2021	2020
	(in millions)
Cash paid for interest	$49	$28
Cash paid for taxes	$92	$98
NOTE 14. SUBSEQUENT EVENTS
In February 2022, the Company’s Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend is payable on April 13, 2022 to stockholders of record as of March 16, 2022.

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
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2021 and 2020. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2021 and 2020, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of December 31, 2021.
OVERVIEW OF THE COMPANY’S BUSINESSES
The Company manages and reports its businesses in the following six segments:
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.4% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities

Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, and property portals in India. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.
Move is a leading provider of digital real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus, Market VIPSM and AdvantageSM Pro products as well as its referral-based service, Ready Connect Concierge. Move also offers online tools and services to do-it-yourself landlords and tenants, as well as professional software and services products.
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
ANC operates the SKY NEWS network, Australia’s 24-hour multi-channel, multi-platform news service. ANC channels are distributed throughout Australia and New Zealand and available on Foxtel and Sky Network Television NZ. ANC also owns and operates the international Australia Channel IPTV service and offers content across a variety of digital media platforms, including web, mobile and third-party providers.
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
Other Business Developments
Agreement to acquire Base Chemicals
In December 2021, the Company entered into an agreement to acquire the Base Chemicals business (“Base Chemicals”) from S&P Global Inc. (“S&P”) and IHS Markit Ltd. (“IHS”) for $295 million in cash, subject to customary purchase price adjustments. Base Chemicals provides pricing data, insights, analysis and forecasting for key base chemicals through its leading Market Advisory and World Analysis services. The acquisition will complement the Company’s planned acquisition of OPIS (as defined below) and enable Dow Jones to further expand into new customer segments and bolster its plans to create a new energy, chemicals and renewables vertical to deliver valuable and trusted specialized content. Base Chemicals will be a subsidiary of Dow Jones, and its results will be included in the Dow Jones segment. The acquisition is subject to customary closing conditions, including regulatory approvals and the consummation of the S&P and IHS merger. Closing is expected in the second half of fiscal 2022.
Share Repurchase Program
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Company’s Board of Directors (the “Board of Directors”) in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. See Note 7—Equity in the accompanying Consolidated Financial Statements.
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
Agreement to acquire OPIS
In July 2021, the Company entered into an agreement to acquire the Oil Price Information Service business and related assets (“OPIS”) from S&P and IHS for $1.15 billion in cash, subject to customary purchase price adjustments. OPIS is a global industry standard for benchmark and reference pricing and news and analytics for the oil, natural gas liquids and biofuels industries. The business also provides pricing and news and analytics for the coal, mining and metals end markets and insights and analytics in renewables and carbon pricing. The acquisition will enable Dow Jones to become a leading provider of energy and renewables information and further its goal of building the leading global business news and information platform for professionals. OPIS will be a subsidiary of Dow Jones, and its results will be included in the Dow Jones segment. The acquisition is subject to customary closing conditions, including regulatory approvals and the consummation of the S&P and IHS merger. Closing is expected in the second half of fiscal 2022.
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
RESULTS OF OPERATIONS
Results of Operations—For the three and six months ended December 31, 2021 versus the three and six months ended December 31, 2020
The following table sets forth the Company’s operating results for the three and six months ended December 31, 2021 as compared to the three and six months ended December 31, 2020.

	For the three months ended December 31,				For the six months ended December 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$1,072	$1,030	$42	4%	$2,149	$2,032	$117	6%
Advertising	519	448	71	16%	924	780	144	18%
Consumer	594	523	71	14%	1,118	964	154	16%
Real estate	352	281	71	25%	672	516	156	30%
Other	180	132	48	36%	356	239	117	49%
Total Revenues	2,717	2,414	303	13%	5,219	4,531	688	15%
Operating expenses	(1,279)	(1,198)	(81)	(7)%	(2,523)	(2,362)	(161)	(7)%
Selling, general and administrative	(852)	(719)	(133)	(18)%	(1,700)	(1,404)	(296)	(21)%
Depreciation and amortization	(168)	(167)	(1)	(1)%	(333)	(331)	(2)	(1)%
Impairment and restructuring charges	(23)	(23)	—	—%	(45)	(63)	18	29%
Equity losses of affiliates	(6)	(3)	(3)	(100)%	(6)	(4)	(2)	(50)%
Interest expense, net	(21)	(12)	(9)	(75)%	(43)	(20)	(23)	**
Other, net	(7)	54	(61)	**	130	71	59	83%
Income before income tax expense	361	346	15	4%	699	418	281	67
Income tax expense	(99)	(85)	(14)	(16)%	(170)	(110)	(60)	(55)%
Net income	262	261	1	—%	529	308	221	72%
Less: Net income attributable to noncontrolling interests	(27)	(30)	3	10%	(98)	(43)	(55)	**
Net income attributable to News Corporation stockholders	$235	$231	$4	2%	$431	$265	$166	63%
** not meaningful
Revenues— Revenues increased $303 million, or 13%, and $688 million, or 15%, for the three and six months ended December 31, 2021, respectively, as compared to the corresponding periods of fiscal 2021.
The revenue increase for the three months ended December 31, 2021 was driven by increases at the Digital Real Estate Services segment primarily due to higher real estate revenues and the acquisition of Mortgage Choice, at the Book Publishing segment primarily due to the acquisition of HMH Books and Media, at the News Media segment primarily due to higher advertising and circulation and subscription revenues and at the Dow Jones segment primarily due to higher advertising revenues, higher circulation and subscription revenues and the acquisition of IBD. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $6 million, or 1%, for the three months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
The revenue increase for the six months ended December 31, 2021 was driven by increases at the Digital Real Estate Services segment primarily due to higher real estate revenues and the acquisition of Mortgage Choice, at the Book Publishing segment primarily due to the acquisition of HMH Books and Media, at the News Media segment primarily due to higher advertising and circulation and subscription revenues and at the Dow Jones segment primarily due to higher advertising revenues, higher circulation and subscription revenues and the acquisition of IBD. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $63 million, or 1%, for the six months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
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
Operating expenses— Operating expenses increased $81 million, or 7%, and $161 million, or 7%, for the three and six months ended December 31, 2021, respectively, as compared to the corresponding periods of fiscal 2021.
The increase in operating expenses for the three months ended December 31, 2021 was primarily driven by higher expenses at the Book Publishing segment due to the acquisition of HMH Books and Media, higher costs related to increased sales volumes and the mix of titles and increased manufacturing and freight costs exacerbated by supply chain pressures. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $3 million for the three months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
The increase in operating expenses for the six months ended December 31, 2021 was primarily driven by higher expenses at the Book Publishing segment due to the acquisition of HMH Books and Media, higher costs related to increased sales volumes and the mix of titles and increased manufacturing and freight costs exacerbated by supply chain pressures, at the News Media segment driven by the $15 million negative impact of foreign currency fluctuations and at the Digital Real Estate Services segment due to higher employee costs at Move. The Company has generally observed an increasingly competitive labor market which has led to higher compensation and hiring costs for attracting and retaining highly qualified employees across its businesses and is expected to impact the Company’s cost base in the near term. The increased expenses were partially offset by lower expenses at the Subscription Video Services segment, primarily due to the absence of $56 million of additional sports programming rights and production costs recognized in the prior year that were deferred from fiscal 2020 due to the coronavirus pandemic (“COVID-19”), which was partially offset by increased sports programming rights costs due to the timing of noncomparable events in the current year. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $30 million, or 1%, for the six months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
Selling, general and administrative— Selling, general and administrative increased $133 million, or 18%, and $296 million, or 21%, for the three and six months ended December 31, 2021, respectively, as compared to the corresponding periods of fiscal 2021.
The increase in selling, general and administrative for the three months ended December 31, 2021 was primarily driven by increased expenses at the Digital Real Estate Services segment due to the acquisitions of Mortgage Choice and Elara (which was rebranded to REA India), higher employee costs at both Move and REA Group and increased marketing expense at Move. The increase was also driven by the Dow Jones segment due to the acquisition of IBD and higher professional services fees, by increased marketing and technology costs at the Subscription Video Services segment, by higher costs at the News Media segment due to increased revenues and by the acquisition of HMH Books and Media. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $2 million for the three months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
The increase in selling, general and administrative for the six months ended December 31, 2021 was primarily driven by increased expenses at the Digital Real Estate Services segment due to the acquisitions of Mortgage Choice and REA India, higher employee costs at both Move and REA Group and increased marketing expense at Move. The increase was also driven by the Dow Jones segment due to the acquisition of IBD, higher professional services fees and increased employee costs, by higher costs at the News Media segment due to the adverse $10 million impact of foreign currency fluctuations and increased revenues, by increased marketing and technology costs at the Subscription Video Services segment and by the acquisition of HMH Books and Media. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $21 million, or 1%, for the six months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
Depreciation and amortization— Depreciation and amortization expense increased $1 million, or 1%, and $2 million, or 1%, for the three and six months ended December 31, 2021, respectively, as compared to the corresponding periods of fiscal 2021.

The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense increase of nil and $3 million, or 1%, for the three and six months ended December 31, 2021, respectively, as compared to the corresponding periods of fiscal 2021.
Impairment and restructuring charges— During the three and six months ended December 31, 2021, the Company recorded restructuring charges of $23 million and $45 million, respectively. During the three and six months ended December 31, 2020, the Company recorded restructuring charges of $23 million and $63 million, respectively. See Note 4—Restructuring Programs in the accompanying Consolidated Financial Statements.
Equity losses of affiliates— Equity losses of affiliates increased by $3 million and $2 million for the three and six months ended December 31, 2021, respectively, as compared to the corresponding periods of fiscal 2021. See Note 5—Investments in the accompanying Consolidated Financial Statements.
Interest expense, net— Interest expense, net increased by $9 million and $23 million for the three and six months ended December 31, 2021, respectively, as compared to the corresponding periods of fiscal 2021, primarily driven by the issuance of $1 billion of senior notes in the fourth quarter of fiscal 2021 (the “2021 Senior Notes”).
Other, net— Other, net decreased by $61 million and increased by $59 million for the three and six months ended December 31, 2021, respectively, as compared to the corresponding periods of fiscal 2021. See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense— For the three months ended December 31, 2021, the Company recorded income tax expense of $99 million on pre-tax income of $361 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by changes in valuation allowances.
For the six months ended December 31, 2021, the Company recorded income tax expense of $170 million on pre-tax income of $699 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and changes in valuation allowances, offset by the lower tax impact related to the acquisition of an 18% interest in PropertyGuru.
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
Net income— Net income for the three and six months ended December 31, 2021 was $262 million and $529 million, respectively, compared to net income of $261 million and $308 million for the corresponding periods of fiscal 2021.
Net income for the three months ended December 31, 2021 increased by $1 million as compared to the corresponding period of fiscal 2021, primarily driven by higher Total Segment EBITDA, largely offset by lower Other, net, higher tax expense and higher interest expense.
Net income for the six months ended December 31, 2021 increased by $221 million as compared to the corresponding period of fiscal 2021, primarily driven by higher Total Segment EBITDA and higher Other, net, partially offset by higher tax expense and higher interest expense.

Net income attributable to noncontrolling interests— Net income attributable to noncontrolling interests decreased by $3 million, or 10%, and increased by $55 million for the three and six months ended December 31, 2021, respectively, as compared to the corresponding periods of fiscal 2021. The increase for the six months ended December 31, 2021 was primarily driven by increased earnings at REA Group, which included the $107 million gain from the disposition of its entities in Malaysia and Thailand.
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
The following table reconciles Net income to Total Segment EBITDA for the three and six months ended December 31, 2021 and 2020:

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
(in millions)
Net income	$262	$261	$529	$308
Add:
Income tax expense	99	85	170	110
Other, net	7	(54)	(130)	(71)
Interest expense, net	21	12	43	20
Equity losses of affiliates	6	3	6	4
Impairment and restructuring charges	23	23	45	63
Depreciation and amortization	168	167	333	331
Total Segment EBITDA	$586	$497	$996	$765

The following tables set forth the Company’s Revenues and Segment EBITDA by reportable segment for the three and six months ended December 31, 2021 and 2020:

	For the three months ended December 31,
	2021		2020
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$456	$178	$339	$142
Subscription Video Services	498	86	511	124
Dow Jones	508	144	446	109
Book Publishing	617	107	544	104
News Media	638	111	573	66
Other	—	(40)	1	(48)
Total	$2,717	$586	$2,414	$497

	For the six months ended December 31,
	2021		2020
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$882	$316	$629	$261
Subscription Video Services	1,008	200	1,007	202
Dow Jones	952	239	832	181
Book Publishing	1,163	192	1,002	175
News Media	1,214	145	1,060	44
Other	—	(96)	1	(98)
Total	$5,219	$996	$4,531	$765
Digital Real Estate Services (17% and 14% of the Company’s consolidated revenues in the six months ended December 31, 2021 and 2020, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$3	$8	$(5)	(63)%	$6	$16	$(10)	(63)%
Advertising	33	30	3	10%	66	58	8	14%
Real estate	352	281	71	25%	672	516	156	30%
Other	68	20	48	**	138	39	99	**
Total Revenues	456	339	117	35%	882	629	253	40%
Operating expenses	(51)	(45)	(6)	(13)%	(107)	(88)	(19)	(22)%
Selling, general and administrative	(227)	(152)	(75)	(49)%	(459)	(280)	(179)	(64)%
Segment EBITDA	$178	$142	$36	25%	$316	$261	$55	21%
** not meaningful
For the three months ended December 31, 2021, revenues at the Digital Real Estate Services segment increased $117 million, or 35%, as compared to the corresponding period of fiscal 2021. At REA Group, revenues increased $103 million, or 56%, to $287 million for the three months ended December 31, 2021 from $184 million in the corresponding period of fiscal 2021, primarily due to the $41 million contribution from the acquisition of Mortgage Choice in the fourth quarter of fiscal 2021, an increase in Australian residential depth revenue driven by price increases and strong national listings and the $10 million impact from the acquisition of REA India. Revenues at Move increased $14 million, or 9%, to $169 million for the three months ended December 31, 2021 from $155 million in the corresponding period of fiscal 2021, primarily driven by higher real estate revenues. The traditional lead generation product benefited from higher contribution from Market VIP, a hybrid product offering, and increased yield. The referral model benefited from higher average home values and referral fees, partially offset by lower transaction volume, and generated approximately 32% of total Move revenues. These increases were partially offset by the $4 million impact from the sale of Top Producer in the third quarter of fiscal 2021. Lead volumes declined 9% for the three months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
For the three months ended December 31, 2021, Segment EBITDA at the Digital Real Estate Services segment increased $36 million, or 25%, as compared to the corresponding period of fiscal 2021, primarily driven by the $37 million higher contribution from REA Group mainly driven by the higher revenues discussed above, partially offset by higher employee costs at both Move and REA Group, $6 million of higher marketing costs at Move and the $3 million negative impact from the acquisition of REA India.
For the six months ended December 31, 2021, revenues at the Digital Real Estate Services segment increased $253 million, or 40%, as compared to the corresponding period of fiscal 2021. Revenues at REA Group increased $197 million, or 59%, to $533 million for the six months ended December 31, 2021 from $336 million in the corresponding period of fiscal 2021, primarily due to the $84 million contribution from the acquisition of Mortgage Choice in the fourth quarter of fiscal 2021, an increase in Australian residential depth revenue driven by higher national listings and price increases, an $18 million increase from the acquisition of REA India in the second quarter of fiscal 2021 and the $7 million positive impact of foreign currency fluctuations. Revenues at Move increased $56 million, or 19%, to $349 million for the six months ended December 31, 2021 from $293 million in the corresponding period of fiscal 2021, primarily driven by higher real estate revenues. The traditional lead generation product benefited from increased yield. The referral model benefited from higher average home values and transaction volume and generated approximately 32% of total Move revenues. These increases were partially offset by the $9 million impact from the sale of Top Producer in the third quarter of fiscal 2021. Lead volumes declined 14% for the six months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
For the six months ended December 31, 2021, Segment EBITDA at the Digital Real Estate Services segment increased $55 million, or 21%, as compared to the corresponding period of fiscal 2021. The increase was primarily driven by the $62 million higher contribution from REA Group, including a $3 million contribution from the acquisition of Mortgage Choice, mainly driven by the higher revenues discussed above and the $3 million positive impact of foreign currency fluctuations, partially offset by higher employee costs at Move and REA Group, $25 million of higher marketing costs at Move and the $9 million negative impact from the acquisition of REA India.
Subscription Video Services (19% and 22% of the Company’s consolidated revenues in the six months ended December 31, 2021 and 2020, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$433	$446	$(13)	(3)%	$873	$883	$(10)	(1)%
Advertising	55	55	—	—%	114	105	9	9%
Other	10	10	—	—%	21	19	2	11%
Total Revenues	498	511	(13)	(3)%	1,008	1,007	1	—%
Operating expenses	(312)	(305)	(7)	(2)%	(621)	(638)	17	3%
Selling, general and administrative	(100)	(82)	(18)	(22)%	(187)	(167)	(20)	(12)%
Segment EBITDA	$86	$124	$(38)	(31)%	$200	$202	$(2)	(1)%
For the three months ended December 31, 2021, revenues at the Subscription Video Services segment decreased $13 million, or 3%, as compared to the corresponding period of fiscal 2021, primarily due to lower residential subscription revenues resulting from fewer residential broadcast subscribers and the $4 million decline in commercial subscription revenues due to recent COVID-19 related restrictions within certain states in Australia, partially offset by the $23 million increase in streaming revenues, primarily from Kayo and BINGE. Foxtel Group streaming subscription revenues represented approximately 19% of total circulation and subscription revenues for three months ended December 31, 2021.
For the three months ended December 31, 2021, Segment EBITDA decreased $38 million, or 31%, as compared to the corresponding period of fiscal 2021, primarily due to higher investment spending on streaming products, mainly in marketing, higher technology costs and the lower revenues discussed above. Segment EBITDA was also impacted by higher sports programming rights costs due to the timing of noncomparable events, mainly motorsports and cricket, as the $20 million of additional sports programming rights and production costs recognized in the prior year period related to deferrals from the fourth quarter of fiscal 2020 due to COVID-19 were offset by lower costs from renegotiated sports rights.

For the six months ended December 31, 2021, revenues at the Subscription Video Services segment increased $1 million as compared to the corresponding period of fiscal 2021, as the $52 million increase in streaming revenues, primarily from Kayo and BINGE, the positive impact of foreign currency fluctuations and higher advertising revenues were offset by lower residential subscription revenues resulting from fewer residential broadcast subscribers and the $8 million decline in commercial subscription revenues due to recent COVID-19 related restrictions within certain states in Australia. Foxtel Group streaming subscription revenues represented approximately 19% of total circulation and subscription revenues for six months ended December 31, 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $16 million, or 1%, for the six months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
For the six months ended December 31, 2021, Segment EBITDA decreased $2 million, or 1%, as compared to the corresponding period of fiscal 2021, primarily due to higher investment spending on streaming products, mainly in marketing, higher technology costs and higher sports programming rights costs in the current period due to the timing of noncomparable events, mainly motorsports and cricket, partially offset by the absence of $56 million of additional sports programming rights and production costs recognized in the prior year period that were deferred from the fourth quarter of fiscal 2020 due to COVID-19.
The following tables provide information regarding certain key performance indicators for the Foxtel Group, the primary reporting unit within the Subscription Video Services segment, as of and for the three and six months ended December 31, 2021 and 2020 (see the Company’s 2021 Form 10-K for further detail regarding these performance indicators):

	As of December 31,
	2021	2020
	(in 000's)
Broadcast Subscribers
Residential(a)	1,564	1,783
Commercial(b)	218	218
Streaming Subscribers (Total (Paid))(c)
Kayo	1,031 (1,013 paid)	648 (624 paid)
BINGE	1,037 (928 paid)	468 (431 paid)
Foxtel Now	219 (211 paid)	265 (258 paid)

Total Subscribers (Total (Paid))(d)	4,075 (3,937 paid)	3,382 (3,314 paid)

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
Broadcast ARPU(e)	A$82 (US$60)	A$80 (US$58)	A$82 (US$60)	A$79 (US$57)
Broadcast Subscriber Churn(f)	13.0%	17.5%	13.5%	16.0%
(a)    Subscribing households throughout Australia as of December 31, 2021 and 2020.
(b)    Commercial subscribers throughout Australia as of December 31, 2021 and 2020. Commercial subscribers are calculated as residential equivalent business units and are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year.
(c)    Total and Paid subscribers for the applicable streaming service as of December 31, 2021 and 2020. Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)    Total subscribers consists of Foxtel’s broadcast and streaming services listed above, and, as of December 31, 2021, Flash.
(e)    Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the three and six months ended December 31, 2021 and 2020.
(f)    Broadcast residential subscriber churn rate (excluding Optus) (Broadcast Subscriber Churn) for the three and six months ended December 31, 2021 and 2020. Broadcast subscriber churn represents the number of cable and satellite residential subscribers whose service is disconnected, expressed as a percentage of the average total number of cable and satellite residential subscribers, presented on an annual basis.

Dow Jones (18% of the Company’s consolidated revenues in both the six months ended December 31, 2021 and 2020)

	For the three months ended December 31,				For the six months ended December 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$356	$319	$37	12%	$705	$630	$75	12%
Advertising	141	115	26	23%	231	185	46	25%
Other	11	12	(1)	(8)%	16	17	(1)	(6)%
Total Revenues	508	446	62	14%	952	832	120	14%
Operating expenses	(196)	(199)	3	2%	(392)	(384)	(8)	(2)%
Selling, general and administrative	(168)	(138)	(30)	(22)%	(321)	(267)	(54)	(20)%
Segment EBITDA	$144	$109	$35	32%	$239	$181	$58	32%
For the three months ended December 31, 2021, revenues at the Dow Jones segment increased $62 million, or 14%, as compared to the corresponding period of fiscal 2021, primarily driven by higher advertising revenues, the increase in circulation and subscription revenues and the $18 million impact from the acquisition of IBD. Digital revenues at the Dow Jones segment represented 72% of total revenues for the three months ended December 31, 2021, as compared to 70% in the corresponding period of fiscal 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $1 million for the three months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
For the six months ended December 31, 2021, revenues at the Dow Jones segment increased $120 million, or 14%, as compared to the corresponding period of fiscal 2021, primarily driven by higher advertising revenues, the increase in circulation and subscription revenues and the $38 million impact from the acquisition of IBD. Digital revenues at the Dow Jones segment represented 73% of total revenues for the six months ended December 31, 2021, as compared to 71% in the corresponding period of fiscal 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $1 million for the six months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
Circulation and subscription revenues

	For the three months ended December 31,				For the six months ended December 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$228	$202	$26	13%	$449	$400	$49	12%
Professional information business	128	117	11	9%	256	230	26	11%
Total circulation and subscription revenues	$356	$319	$37	12%	$705	$630	$75	12%
Circulation and subscription revenues increased $37 million, or 12%, during the three months ended December 31, 2021 as compared to the corresponding period of fiscal 2021. Circulation and other revenues increased $26 million, or 13%, primarily driven by the $16 million impact from the acquisition of IBD in the fourth quarter of fiscal 2021 and growth in digital-only subscriptions at The Wall Street Journal and Barron’s Group. Digital revenues represented 67% of circulation revenue for the three months ended December 31, 2021, as compared to 63% in the corresponding period of fiscal 2021. Professional information business revenues increased $11 million, or 9%, primarily driven by an increase of $8 million in Risk & Compliance revenues.
Circulation and subscription revenues increased $75 million, or 12%, during the six months ended December 31, 2021 as compared to the corresponding period of fiscal 2021. Circulation and other revenues increased $49 million, or 12%, primarily driven by the $34 million impact from the acquisition of IBD in the fourth quarter of fiscal 2021 and growth in digital-only subscriptions at The Wall Street Journal and Barron’s Group. Digital revenues represented 67% of circulation revenue for the six months ended December 31, 2021, as compared to 63% in the corresponding period of fiscal 2021. Professional information business revenues increased $26 million, or 11%, primarily driven by an increase of $19 million in Risk & Compliance revenues.

The following table summarizes average daily consumer subscriptions during the three months ended December 31, 2021 and 2020 for select publications and for all consumer subscription products.(a)

	For the three months ended December 31(b),
	2021	2020	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	2,918	2,462	456	19%
Total subscriptions	3,618	3,224	394	12%
Barron’s Group(d)
Digital-only subscriptions(c)	757	599	158	26%
Total subscriptions	963	809	154	19%
Total Consumer(e)
Digital-only subscriptions(c)	3,774	3,061	713	23%
Total subscriptions	4,707	4,033	674	17%
________________________
(a)Based on internal data for the periods from September 27, 2021 through December 26, 2021 and September 28, 2020 through December 27, 2020, respectively, with independent verification procedures over global total sales and subscriptions provided by PricewaterhouseCoopers LLP UK.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and, for the three months ended December 31, 2021, Investor’s Business Daily.
Advertising revenues
Advertising revenues increased $26 million, or 23%, during the three months ended December 31, 2021 as compared to the corresponding period of fiscal 2021, primarily driven by the $14 million increase in print advertising revenues due to the ongoing recovery from COVID-19 and the $12 million increase in digital advertising revenues driven by higher yield. Digital advertising represented 56% of advertising revenue for the three months ended December 31, 2021, as compared to 58% in the corresponding period of fiscal 2021.
Advertising revenues increased $46 million, or 25%, during the six months ended December 31, 2021 as compared to the corresponding period of fiscal 2021. Digital advertising revenues increased by $27 million, driven by higher yield, and represented 58% of advertising revenue in both the six months ended December 31, 2021 and 2020. The increase in advertising revenues was also due to the $19 million increase in print advertising revenues driven by the ongoing recovery from COVID-19.
Segment EBITDA
For the three months ended December 31, 2021, Segment EBITDA at the Dow Jones segment increased $35 million, or 32%, as compared to the corresponding period of fiscal 2021, including a $4 million contribution from the acquisition of IBD, primarily due to the increase in revenues discussed above, partially offset by higher professional services fees.
For the six months ended December 31, 2021, Segment EBITDA at the Dow Jones segment increased $58 million, or 32%, as compared to the corresponding period of fiscal 2021, including a $10 million contribution from the acquisition of IBD, primarily due to the increase in revenues discussed above, partially offset by higher professional services fees and increased employee costs.

Book Publishing (22% of the Company’s consolidated revenues in both the six months ended December 31, 2021 and 2020)

	For the three months ended December 31,				For the six months ended December 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$594	$523	$71	14%	$1,118	$964	$154	16%
Other	23	21	2	10%	45	38	7	18%
Total Revenues	617	544	73	13%	1,163	1,002	161	16%
Operating expenses	(411)	(347)	(64)	(18)%	(778)	(651)	(127)	(20)%
Selling, general and administrative	(99)	(93)	(6)	(6)%	(193)	(176)	(17)	(10)%
Segment EBITDA	$107	$104	$3	3%	$192	$175	$17	10%
For the three months ended December 31, 2021, revenues at the Book Publishing segment increased $73 million, or 13%, as compared to the corresponding period of fiscal 2021, primarily driven by the $50 million contribution from the acquisition of HMH Books and Media in the fourth quarter of fiscal 2021 and higher revenues in the General Books category, which benefited from the releases of Twelve and a Half by Gary Vaynerchuk, The Pioneer Woman Cooks: Super Easy! by Ree Drummond and The Storyteller by Dave Grohl. The increase was also driven by increased book sales in the U.K. and increased Christian Publishing sales driven by the ongoing recovery of certain distribution channels from COVID-19, partially offset by lower Children’s Group sales. Digital sales increased by 8% as compared to the corresponding period of fiscal 2021 due to growth in downloadable audiobooks. Digital sales represented approximately 17% of consumer revenues during the three months ended December 31, 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $1 million for the three months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
For the three months ended December 31, 2021, Segment EBITDA at the Book Publishing segment increased $3 million, or 3%, as compared to the corresponding period of fiscal 2021, including a $10 million contribution from the acquisition of HMH Books and Media, primarily due to the higher revenues discussed above, partially offset by higher costs related to increased sales volumes and the mix of titles and increased manufacturing and freight costs exacerbated by supply chain pressures. These supply chain pressures are expected to continue to impact the business in the near term.
For the six months ended December 31, 2021, revenues at the Book Publishing segment increased $161 million, or 16%, as compared to the corresponding period of fiscal 2021, primarily driven by the $100 million contribution from the acquisition of HMH Books and Media in the fourth quarter of fiscal 2021, higher revenues in the General Books category, which benefited from the releases of Twelve and a Half by Gary Vaynerchuk, The Pioneer Woman Cooks: Super Easy! by Ree Drummond and The Storyteller by Dave Grohl, increased book sales in the U.K. and increased Christian Publishing sales driven by the ongoing recovery of certain distribution channels from COVID-19. Digital sales increased by 6% as compared to the corresponding period of fiscal 2021 due to growth in both downloadable audiobooks and e-books. Digital sales represented approximately 19% of consumer revenues during the six months ended December 31, 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $8 million, or 1%, for the six months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
For the six months ended December 31, 2021, Segment EBITDA at the Book Publishing segment increased $17 million, or 10%, as compared to the corresponding period of fiscal 2021, including a $16 million contribution from the acquisition of HMH Books and Media, primarily due to the higher revenues discussed above, partially offset by higher costs related to increased sales volumes and the mix of titles and increased manufacturing and freight costs exacerbated by supply chain pressures.

News Media (24% of the Company’s consolidated revenues in both the six months ended December 31, 2021 and 2020)

	For the three months ended December 31,				For the six months ended December 31,
	2021	2020	Change	% Change	2021	2020	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$280	$257	$23	9%	$565	$503	$62	12%
Advertising	290	248	42	17%	513	432	81	19%
Other	68	68	—	—%	136	125	11	9%
Total Revenues	638	573	65	11%	1,214	1,060	154	15%
Operating expenses	(309)	(302)	(7)	(2)%	(625)	(601)	(24)	(4)%
Selling, general and administrative	(218)	(205)	(13)	(6)%	(444)	(415)	(29)	(7)%
Segment EBITDA	$111	$66	$45	68%	$145	$44	$101	**
** not meaningful
Revenues at the News Media segment increased $65 million, or 11%, for the three months ended December 31, 2021 as compared to the corresponding period of fiscal 2021. Advertising revenues increased $42 million as compared to the corresponding period of fiscal 2021, driven by digital advertising growth across key mastheads and print advertising growth, primarily at News UK. Circulation and subscription revenues increased $23 million as compared to the corresponding period of fiscal 2021, primarily due to higher content licensing revenues, mainly at News Corp Australia, digital subscriber growth across key mastheads and cover price increases, partially offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $6 million, or 1%, for the three months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
Segment EBITDA at the News Media segment improved by $45 million, or 68%, for the three months ended December 31, 2021 as compared to the corresponding period of fiscal 2021, primarily due to higher contributions from News Corp Australia of $35 million and News UK of $6 million mainly driven by the higher revenues described above, as well as increased contributions from the New York Post and Wireless Group, partially offset by costs associated with News UK’s TV project.
Revenues at the News Media segment increased $154 million, or 15%, for the six months ended December 31, 2021 as compared to the corresponding period of fiscal 2021. Advertising revenues increased $81 million as compared to the corresponding period of fiscal 2021, driven by digital advertising growth across key mastheads, print advertising growth at News UK, the $11 million positive impact of foreign currency fluctuations and higher revenues at Wireless Group. Circulation and subscription revenues increased $62 million as compared to the corresponding period of fiscal 2021, driven by higher content licensing revenues, primarily at News Corp Australia, digital subscriber growth across key mastheads, the $16 million positive impact of foreign currency fluctuations and cover price increases, partially offset by print volume declines. Other revenues for the six months ended December 31, 2021 increased $11 million as compared to the corresponding period of fiscal 2021, primarily driven by increased revenues at News Corp Australia, partially offset by lower revenues at News UK. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $31 million, or 3%, for the six months ended December 31, 2021 as compared to the corresponding period of fiscal 2021.
Segment EBITDA at the News Media segment improved by $101 million for the six months ended December 31, 2021 as compared to the corresponding period of fiscal 2021, primarily due to higher contributions from News Corp Australia of $61 million and News UK of $33 million mainly driven by the higher revenues described above, as well as increased contributions from Wireless Group and the New York Post, partially offset by costs associated with News UK’s TV project.
News Corp Australia
Revenues were $288 million for the three months ended December 31, 2021, an increase of $36 million, or 14%, compared to revenues of $252 million in the corresponding period of fiscal 2021. Circulation and subscription revenues increased $14 million, primarily driven by higher content licensing revenues and digital subscriber growth. Advertising revenues increased $13 million, primarily due to higher digital advertising revenues driven by improved yields, higher impressions and the ongoing recovery from COVID-19. Other revenues increased $9 million, primarily due to higher other services and third-party printing revenues.
Revenues were $541 million for the six months ended December 31, 2021, an increase of $68 million, or 14%, compared to revenues of $473 million in the corresponding period of fiscal 2021. Circulation and subscription revenues increased

$33 million, primarily driven by higher content licensing revenues, digital subscriber growth and the $4 million positive impact of foreign currency fluctuations. Advertising revenues increased $18 million, primarily due to higher digital advertising revenues driven by higher impressions and the $3 million positive impact of foreign currency fluctuations, partially offset by lower print advertising revenues due mainly to the negative impact of COVID-19-related restrictions in the first quarter of fiscal 2022. Other revenues increased $17 million, primarily due to higher third-party printing and other services revenues.
News UK
Revenues were $263 million for the three months ended December 31, 2021, an increase of $18 million, or 7%, as compared to revenues of $245 million in the corresponding period of fiscal 2021. Advertising revenues increased $18 million, primarily due to higher digital and print advertising revenues driven by the ongoing recovery of the advertising market from COVID-19 and the $2 million positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $6 million, primarily driven by digital subscriber growth, cover price increases and the $3 million positive impact of foreign currency fluctuations, partially offset by print volume declines. Other revenues decreased $6 million, primarily due to lower brand partnership revenues.
Revenues were $507 million for the six months ended December 31, 2021, an increase of $56 million, or 12%, as compared to revenues of $451 million in the corresponding period of fiscal 2021. Advertising revenues increased $36 million, primarily due to higher digital and print advertising revenues driven by the ongoing recovery of the advertising market from COVID-19 and the $6 million positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $23 million, primarily driven by the $12 million positive impact of foreign currency fluctuations, digital subscriber growth and cover price increases, partially offset by print volume declines. Other revenues decreased $3 million, primarily due to lower brand partnership revenues.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of December 31, 2021, the Company’s cash and cash equivalents were $2.2 billion. The Company also has available borrowing capacity under the 2019 News Corp Credit Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of December 31, 2021, the Company’s consolidated assets included $862 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $141 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.
The principal uses of cash that affect the Company’s liquidity position include the following: operational expenditures including employee costs, paper purchases and programming costs; capital expenditures; income tax payments; investments in associated entities; acquisitions; the repurchase of shares; dividends; and the repayment of debt and related interest. In addition to the acquisitions and dispositions disclosed elsewhere, the Company has evaluated, and expects to continue to evaluate, possible future acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of the Company’s securities or the assumption of indebtedness.

Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Company’s Board of Directors (the “Board of Directors”) in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of December 31, 2021, the remaining authorized amount under the Repurchase Program was approximately $954 million.
Stock repurchases commenced on November 9, 2021, and during the three and six months ended December 31, 2021, the Company repurchased and subsequently retired 1.4 million shares of Class A Common Stock for approximately $31 million and 0.7 million shares of Class B Common Stock for approximately $15 million. The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the six months ended December 31, 2020.
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
Sources and Uses of Cash—For the six months ended December 31, 2021 versus the six months ended December 31, 2020
Net cash provided by operating activities for the six months ended December 31, 2021 and 2020 was as follows (in millions):

For the six months ended December 31,	2021	2020
Net cash provided by operating activities	$430	$483
Net cash provided by operating activities decreased by $53 million for the six months ended December 31, 2021 as compared to the six months ended December 31, 2020. The decrease was primarily due to higher working capital, driven by higher receivables from higher revenues, higher employee bonus and equity-based compensation payments, payments related to one-time legal settlement costs and $21 million in higher interest payments, partially offset by higher Total Segment EBITDA.
Net cash used in investing activities for the six months ended December 31, 2021 and 2020 was as follows (in millions):

For the six months ended December 31,	2021	2020
Net cash used in investing activities	$(249)	$(276)
Net cash used in investing activities decreased by $27 million for the six months ended December 31, 2021, as compared to the six months ended December 31, 2020. During the six months ended December 31, 2021, the Company used $208 million of cash for capital expenditures, of which $89 million related to Foxtel, and $67 million for investments and acquisitions.
During the six months ended December 31, 2020, the Company used $173 million of cash for capital expenditures, of which $79 million related to Foxtel, and $90 million primarily for the acquisitions of REA India and Avail.
Net cash used in financing activities for the six months ended December 31, 2021 and 2020 was as follows (in millions):

For the six months ended December 31,	2021	2020
Net cash used in financing activities	$(198)	$(219)
Net cash used in financing activities decreased by $21 million for the six months ended December 31, 2021, as compared to the six months ended December 31, 2020. During the six months ended December 31, 2021, the Company repaid $500 million of borrowings primarily related to REA Group’s refinancing of its bridge facility, made dividend payments of $86 million to News Corporation stockholders and REA Group minority stockholders, and used $43 million to repurchase outstanding Class A and Class B Common Stock under the Repurchase Program. The net cash used in financing activities was partially offset by new borrowings of $495 million primarily related to REA Group.

During the six months ended December 31, 2020, the Company repaid $248 million of borrowings related to Foxtel and made dividend payments of $80 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities for the six months ended December 31, 2020 was partially offset by new borrowings related to Foxtel of $146 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the six months ended December 31,
	2021	2020
	(in millions)
Net cash provided by operating activities	$430	$483
Less: Capital expenditures	(208)	(173)
	222	310
Less: REA Group free cash flow	(121)	(65)
Plus: Cash dividends received from REA Group	43	32
Free cash flow available to News Corporation	$144	$277
Free cash flow available to News Corporation decreased by $133 million in the six months ended December 31, 2021 to $144 million from $277 million in the corresponding period of fiscal 2021, primarily due to lower net cash provided by operating activities as discussed above and higher capital expenditures, partially offset by higher dividends received from REA Group.
Borrowings
As of December 31, 2021, the Company, certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $2.3 billion, including the current portion and finance lease liabilities. Both the Foxtel Group and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.

News Corp Borrowings
As of December 31, 2021, the Company had borrowings of $986 million, which consisted of the carrying value of its 2021 Senior Notes.
Foxtel Group Borrowings
As of December 31, 2021, the Foxtel Debt Group had (i) borrowings of approximately $905 million, including the full drawdown of its 2019 Term Loan Facility, amounts outstanding under the 2019 Credit Facility and 2017 Working Capital Facility, its outstanding U.S. private placement senior unsecured notes and amounts outstanding under the Telstra Facility (described below), and (ii) total undrawn commitments of A$340 million available under the 2017 Working Capital Facility and 2019 Credit Facility.
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
REA Group Borrowings
As of December 31, 2021, REA Group had (i) borrowings of approximately $297 million, consisting of amounts outstanding under its 2022 Credit Facility (as defined below), and (ii) A$187 million of undrawn commitments available under its 2022 Credit Facility.
During the six months ended December 31, 2021, REA Group completed a debt refinancing in which it repaid all amounts outstanding under its 2021 Bridge facility with the proceeds from a new A$600 million unsecured syndicated credit facility (the “2022 Credit Facility”) consisting of two sub-facilities: (i) a three year, A$400 million revolving loan facility (the “2022 Credit facility — tranche 1”) and (ii) a four year, A$200 million revolving loan facility (the “2022 Credit facility — tranche 2”).
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
Due to the discontinuation of London interbank offered rates (“LIBOR”) for Euro and British pound sterling (“GBP”)-denominated borrowings and for certain Eurodollar Rate borrowings with a two or 12-month tenor, the Company amended the 2019 News Corp Credit Facility in November 2021 to (i) replace the benchmark rates for borrowings in Euro and GBP with designated benchmark rates based on the Euro Interbank Offer Rate and the Sterling Overnight Index Average, respectively, and (ii) remove the two and 12-month interest period options for the relevant Eurodollar Rate borrowings.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at December 31, 2021.
See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including certain information about interest rates and maturities related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of December 31, 2021 have not changed significantly from the disclosures included in the 2021 Form 10-K.
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
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 10—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in the 2021 Form 10-K, except as set forth below:
The Company Relies on Network and Information Systems and Other Technology Whose Failure or Misuse Could Cause a Disruption of Services or Loss, Improper Access to or Disclosure of Personal Data, Business Information, Including Intellectual Property, or Other Confidential Information, Resulting in Increased Costs, Loss of Revenue, Reputational Damage or Other Harm to the Company’s Business.
Network and information systems and other technologies, including those related to the Company’s content delivery networks and network management, are important to its business activities and contain the Company’s proprietary, confidential and sensitive business information, including personal data of its customers and personnel. The Company also relies on third-party providers for certain technology and “cloud-based” systems and services that support a variety of business operations. In January 2022, the Company discovered that one of these systems was the target of persistent cyberattack activity. Together with an outside cybersecurity firm, the Company is conducting an investigation into the circumstances of the activity to determine its nature, scope, duration and impacts. The Company’s preliminary analysis indicates that foreign government involvement may be associated with this activity, and that data was taken. To the Company’s knowledge, its systems housing customer and financial data were not affected. The Company is remediating the issue, and to date has not experienced any related interruptions to its business operations or systems. Based on its investigation to date, the Company believes the activity is contained. At this time, the Company is unable to estimate the expenses it will incur in connection with its investigation and remediation efforts.
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
In recent years, there has been a significant rise in the number of cyberattacks on companies’ network and information systems, and such attacks are becoming increasingly more sophisticated, targeted and difficult to detect and prevent against. As a result of the COVID-19 pandemic, remote work and remote access to the Company’s systems has increased significantly, which may adversely impact the effectiveness of the Company’s security measures. Consequently, the risks associated with such an event continue to increase, particularly as the Company’s digital businesses expand. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and activity. There is no assurance that cybersecurity threats or activity such as that discovered in January 2022 will not have a material adverse effect in the future. Countermeasures that the Company and its vendors have developed and implemented to protect personal data, business information, including intellectual property, and other confidential information, to prevent system disruption, data loss or corruption, and to prevent or detect security breaches may not be successful in preventing these events, particularly given that techniques used to access, disable or degrade service, or sabotage systems change frequently. Additionally, it may be difficult to detect and defend against certain threats and vulnerabilities that can persist over extended periods of time. Any network and information systems-related events could require the Company to expend significant resources to remedy such event. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. While the Company maintains cyber risk insurance, this insurance may not be sufficient to cover all losses from any breaches of the Company’s systems and does not extend to reputational damage or costs incurred to improve or strengthen systems against future threats or activity. Cyber risk insurance has also become more difficult and expensive to obtain, and the Company cannot be certain that its current level of insurance or the breadth of its terms and conditions will continue to be available on economically reasonable terms.
A significant failure, compromise, breach or interruption of the Company’s systems, or those of third parties upon which its business relies, could result in a disruption of its operations, including degradation or disruption of service, equipment damage, customer, audience or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations and enforcement actions, lawsuits, remediation costs, a loss of or inability to attract new customers, audience, advertisers or business partners or loss of revenues and other financial losses. If any such failure, compromise, breach, interruption or similar event results in improper access to or disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including financial, personal and credit card data, as well as confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy, as well as private individual or class action lawsuits. The Company may also be required to notify certain governmental agencies and/or regulators (including the appropriate EU supervisory authority) about any actual or perceived data security breach, as well as the individuals who are affected by any such breach, within strict time periods. In addition, media or other reports of perceived security vulnerabilities in the Company’s systems or those of third parties upon which its business relies, even if nothing has actually been attempted or occurred, could also adversely impact the Company’s brand and reputation and materially affect its business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
The following table details our monthly share repurchases during the three months ended December 31, 2021:

	Total Number of Shares Purchased - Class A(a)	Total Number of Shares Purchased - Class B(a)	Average Price Paid Per Share - Class A(b)	Average Price Paid Per Share - Class B(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	(in millions, except per share amounts)
September 27, 2021 - October 24, 2021	—	—	$—	$—	—	$1,000
October 25, 2021 - November 28, 2021	0.5	0.3	$22.95	$23.05	0.8	$982
November 29, 2021 - December 26, 2021	0.9	0.4	$21.62	$21.77	1.3	$954
Total	1.4	0.7	$22.11	$22.25	2.1
(a) The Company has not made any repurchases of Common Stock other than in connection with the publicly announced stock repurchase program described above.
(b) Amounts exclude fees, commissions or other costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
(a) Exhibits.

2.1	Amended and Restated FOX SPORTS Trade Mark License Agreement, dated as of October 22, 2021, between Fox Media LLC and Fox Sports Australia Pty Limited.*

2.2	Amended and Restated FOX Trade Mark License Agreement, dated as of October 22, 2021, between Fox Media LLC and Fox Sports Australia Pty Limited.*

2.3	Amended and Restated Foxtel Trade Mark License Agreement, dated as of October 22, 2021, between Fox Media LLC and Foxtel Management Pty Ltd.*

2.4	Amended and Restated FOX Trade Mark License Agreement, dated as of October 22, 2021, between Fox Media LLC and Foxtel Management Pty Limited*†

10.1
Amendment No.1, dated as of November 16, 2021, to the Credit Agreement, dated as of December 12, 2019, among News Corporation as borrower, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, JPMorgan Chase Bank, N.A. as administrative agent, and the other parties thereto.*

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three and six months ended December 31, 2021 and 2020 (unaudited); (ii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2021 and 2020 (unaudited); (iii) Consolidated Balance Sheets as of December 31, 2021 (unaudited) and June 30, 2021 (audited); (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2021 and 2020 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith
†    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: February 4, 2022