Form 10-Q
period 2022-03-31
NEWS CORP
filed 2022-05-06
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2022, 388,468,625 shares of Class A Common Stock and 197,272,963 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended March 31,		For the nine months ended March 31,
	Notes	2022	2021	2022	2021
Revenues:
Circulation and subscription		$1,099	$1,076	$3,248	$3,108
Advertising		418	374	1,342	1,154
Consumer		497	472	1,615	1,436
Real estate		316	291	988	807
Other		162	122	518	361
Total Revenues	2	2,492	2,335	7,711	6,866
Operating expenses		(1,246)	(1,186)	(3,769)	(3,548)
Selling, general and administrative		(888)	(851)	(2,588)	(2,255)
Depreciation and amortization		(172)	(173)	(505)	(504)
Impairment and restructuring charges	4	(37)	(30)	(82)	(93)
Equity losses of affiliates	5	(4)	(5)	(10)	(9)
Interest expense, net		(25)	(12)	(68)	(32)
Other, net	13	13	61	143	132
Income before income tax expense		133	139	832	557
Income tax expense	11	(29)	(43)	(199)	(153)
Net income		104	96	633	404
Less: Net income attributable to noncontrolling interests		(22)	(17)	(120)	(60)
Net income attributable to News Corporation stockholders		$82	$79	$513	$344
Net income attributable to News Corporation stockholders per share:	9
Basic		$0.14	$0.13	$0.87	$0.58
Diluted		$0.14	$0.13	$0.86	$0.58
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; millions)

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
Net income	$104	$96	$633	$404
Other comprehensive income (loss):
Foreign currency translation adjustments	111	28	(89)	450
Net change in the fair value of cash flow hedges(a)	7	—	9	(2)
Benefit plan adjustments, net(b)	5	1	17	2
Other comprehensive income (loss)	123	29	(63)	450
Comprehensive income	227	125	570	854
Less: Net income attributable to noncontrolling interests	(22)	(17)	(120)	(60)
Less: Other comprehensive (income) loss attributable to noncontrolling interests(c)	(35)	(4)	3	(84)
Comprehensive income attributable to News Corporation stockholders	$170	$104	$453	$710
(a)    Net of income tax expense of nil for both the three months ended March 31, 2022 and 2021, and income tax expense of $1 million and nil for the nine months ended March 31, 2022 and 2021, respectively.
(b)    Net of income tax expense of $1 million and nil for the three months ended March 31, 2022 and 2021, respectively, and income tax expense of $5 million and nil for the nine months ended March 31, 2022 and 2021, respectively.
(c)    Primarily consists of foreign currency translation adjustment.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of March 31, 2022	As of June 30, 2021
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,865	$2,236
Receivables, net	13	1,532	1,498
Inventory, net		308	253
Other current assets		457	469
Total current assets		4,162	4,456
Non-current assets:
Investments	5	564	351
Property, plant and equipment, net		2,167	2,272
Operating lease right-of-use assets		976	1,035
Intangible assets, net		2,651	2,179
Goodwill		5,174	4,653
Deferred income tax assets	11	273	378
Other non-current assets	13	1,452	1,447
Total assets		$17,419	$16,771
Liabilities and Equity:
Current liabilities:
Accounts payable		$317	$321
Accrued expenses		1,285	1,339
Deferred revenue	2	528	473
Current borrowings	6	306	28
Other current liabilities	13	1,091	1,073
Total current liabilities		3,527	3,234
Non-current liabilities:
Borrowings	6	2,496	2,285
Retirement benefit obligations		197	211
Deferred income tax liabilities	11	230	260
Operating lease liabilities		1,040	1,116
Other non-current liabilities		513	519
Commitments and contingencies	10
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,823	12,057
Accumulated deficit		(2,403)	(2,911)
Accumulated other comprehensive loss		(1,001)	(941)
Total News Corporation stockholders’ equity		8,425	8,211
Noncontrolling interests		991	935
Total equity	7	9,416	9,146
Total liabilities and equity		$17,419	$16,771
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 389,442,082 and 391,212,047 shares issued and outstanding, net of 27,368,413 treasury shares at par at March 31, 2022 and June 30, 2021, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 197,755,081 and 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par at March 31, 2022 and June 30, 2021, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the nine months ended March 31,
	Notes	2022	2021
Operating activities:
Net income		$633	$404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		505	504
Operating lease expense		95	96
Equity losses of affiliates	5	10	9
Cash distributions received from affiliates		20	14
Impairment charges	4	15	—
Other, net	13	(143)	(132)
Deferred income taxes and taxes payable	11	69	33
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(62)	(67)
Inventories, net		(82)	(21)
Accounts payable and other liabilities		(30)	220
Net cash provided by operating activities		1,030	1,060
Investing activities:
Capital expenditures		(315)	(253)
Acquisitions, net of cash acquired		(1,167)	(91)
Investments in equity affiliates and other		(99)	(25)
Proceeds from property, plant and equipment and other asset dispositions		(2)	24
Other, net		29	(1)
Net cash used in investing activities		(1,554)	(346)
Financing activities:
Borrowings	6	1,157	165
Repayment of borrowings	6	(662)	(326)
Repurchase of shares	7	(125)	—
Dividends paid		(114)	(104)
Other, net		(82)	(64)
Net cash provided by (used in) financing activities		174	(329)
Net change in cash and cash equivalents		(350)	385
Cash and cash equivalents, beginning of period		2,236	1,517
Exchange movement on opening cash balance		(21)	72
Cash and cash equivalents, end of period		$1,865	$1,974
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
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2022 and fiscal 2021 include 53 and 52 weeks, respectively. All references to the three and nine months ended March 31, 2022 and 2021 relate to the three and nine months ended March 27, 2022 and March 28, 2021, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of March 31.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three and nine months ended March 31, 2022 and 2021:

	For the three months ended March 31, 2022
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$3	$434	$377	$—	$285	$—	$1,099
Advertising	33	51	102	—	232	—	418
Consumer	—	—	—	497	—	—	497
Real estate	316	—	—	—	—	—	316
Other	64	9	8	18	63	—	162
Total Revenues	$416	$494	$487	$515	$580	$—	$2,492

	For the three months ended March 31, 2021
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$6	$469	$329	$—	$272	$—	$1,076
Advertising	31	46	85	—	212	—	374
Consumer	—	—	—	472	—	—	472
Real estate	291	—	—	—	—	—	291
Other	23	8	7	18	66	—	122
Total Revenues	$351	$523	$421	$490	$550	$—	$2,335

	For the nine months ended March 31, 2022
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$9	$1,307	$1,082	$—	$850	$—	$3,248
Advertising	99	165	333	—	745	—	1,342
Consumer	—	—	—	1,615	—	—	1,615
Real estate	988	—	—	—	—	—	988
Other	202	30	24	63	199	—	518
Total Revenues	$1,298	$1,502	$1,439	$1,678	$1,794	$—	$7,711

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2021
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$22	$1,352	$959	$—	$775	$—	$3,108
Advertising	89	151	270	—	644	—	1,154
Consumer	—	—	—	1,436	—	—	1,436
Real estate	807	—	—	—	—	—	807
Other	62	27	24	56	191	1	361
Total Revenues	$980	$1,530	$1,253	$1,492	$1,610	$1	$6,866
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and nine months ended March 31, 2022 and 2021:

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$462	$400	$473	$398
Deferral of revenue	900	823	2,574	2,285
Recognition of deferred revenue(a)	(841)	(780)	(2,519)	(2,260)
Other	7	6	—	26
Balance, end of period	$528	$449	$528	$449
(a)For the three and nine months ended March 31, 2022, the Company recognized $271 million and $414 million, respectively, of revenue which was included in the opening deferred revenue balance. For the three and nine months ended March 31, 2021, the Company recognized $224 million and $359 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of March 31, 2022 and 2021.
Other revenue disclosures
The Company typically expenses sales commissions to obtain a customer contract as incurred as the amortization period is 12 months or less. These costs are recorded within Selling, general and administrative in the Statements of Operations. The Company also does not capitalize significant financing components when the transfer of the good or service is paid within 12 months or less, or the receipt of consideration is received within 12 months or less of the transfer of the good or service.
For the three and nine months ended March 31, 2022, the Company recognized approximately $107 million and $296 million, respectively, in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of March 31, 2022 was approximately $1,127 million, of which approximately $146 million is expected to be recognized over the remainder of fiscal 2022, approximately $377 million is expected to be recognized in fiscal 2023 and approximately $279 million is expected to be recognized in fiscal 2024, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.”

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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Agreement to acquire Base Chemicals
In December 2021, the Company entered into an agreement to acquire the Base Chemicals business (“Base Chemicals”) from S&P Global Inc. (“S&P”) and IHS Markit Ltd. (“IHS”) for $295 million in cash, subject to customary purchase price adjustments. Base Chemicals provides pricing data, insights, analysis and forecasting for key base chemicals through its leading Market Advisory and World Analysis services. Base Chemicals will be a subsidiary of Dow Jones, and its results will be included in the Dow Jones segment. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of fiscal 2022.
OPIS
In February 2022, the Company acquired the Oil Price Information Service business and related assets (“OPIS”) from S&P and IHS for $1.15 billion in cash, subject to customary purchase price adjustments. OPIS is a global industry standard for benchmark and reference pricing and news and analytics for the oil, natural gas liquids and biofuels industries. The business also provides pricing and news and analytics for the coal, mining and metals end markets and insights and analytics in renewables and carbon pricing. The acquisition enables Dow Jones to become a leading provider of energy and renewables information and furthers its goal of building the leading global business news and information platform for professionals. OPIS is a subsidiary of Dow Jones, and its results are included in the Dow Jones segment.
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. As a result of the acquisition, the Company recorded net tangible liabilities of approximately $1 million primarily related to deferred revenue and accounts receivable and $621 million of identifiable intangible assets, consisting primarily of $528 million of customer relationships with a useful life of 20 years, $55 million in tradenames, including $49 million related to the OPIS tradename with an indefinite life and $38 million related to technology with a weighted average useful life of six years. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of $536 million was recorded as goodwill on the transaction.
NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES
Fiscal 2022 Impairment
During the three and nine months ended March 31, 2022, the Company recognized non-cash impairment charges of $15 million related to the write-down of fixed assets associated with the shutdown and anticipated sale of certain U.S. printing facilities at the Dow Jones segment.
Fiscal 2022 Restructuring
During the three and nine months ended March 31, 2022, the Company recorded restructuring charges of $22 million and $67 million, respectively, of which $5 million and $29 million, respectively, related to the News Media segment. The restructuring charges recorded in fiscal 2022 primarily related to employee termination benefits.
Fiscal 2021 Restructuring
During the three and nine months ended March 31, 2021, the Company recorded restructuring charges of $30 million and $93 million, respectively, of which $18 million and $61 million, respectively, related to the News Media segment. The restructuring charges recorded in fiscal 2021 primarily related to employee termination benefits and exit costs associated with the closure of the Company’s Bronx print plant.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in restructuring program liabilities were as follows:

	For the three months ended March 31,
	2022			2021
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$23	$36	$59	$32	$34	$66
Additions	9	13	22	20	10	30
Payments	(15)	(8)	(23)	(12)	(8)	(20)
Other	(2)	—	(2)	(2)	—	(2)
Balance, end of period	$15	$41	$56	$38	$36	$74

	For the nine months ended March 31,
	2022			2021
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$51	$35	$86	$64	$9	$73
Additions	46	21	67	55	38	93
Payments	(80)	(15)	(95)	(81)	(11)	(92)
Other	(2)	—	(2)	—	—	—
Balance, end of period	$15	$41	$56	$38	$36	$74
As of March 31, 2022, restructuring liabilities of approximately $29 million were included in the Balance Sheet in Other current liabilities and $27 million were included in Other non-current liabilities.
NOTE 5. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of March 31, 2022	As of March 31, 2022	As of June 30, 2021
		(in millions)
Equity method investments(a)	various	$279	$71
Equity securities(b)	various	285	280
Total Investments		$564	$351
(a)In the first quarter of fiscal 2022, REA Group acquired an 18% interest (16.6% on a diluted basis) in PropertyGuru Pte. Ltd. (“PropertyGuru”), a leading digital property technology company operating marketplaces in Southeast Asia, in exchange for all shares of REA Group’s entities in Malaysia and Thailand. During the three months ended March 31, 2022, PropertyGuru completed its merger with Bridgetown 2 Holdings Limited. As a result of the merger and subsequent investments made in connection with the transaction, REA Group’s ownership interest in PropertyGuru was diluted to 17.5% as of March 31, 2022 and a gain of approximately $15 million was recorded in Other, net.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
or similar investment of the same issuer. The components comprising total gains and losses on equity securities are set forth below:

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
	(in millions)		(in millions)
Total (losses) gains recognized on equity securities	$(18)	$31	$1	$73
Less: Net gains recognized on equity securities sold	—	—	—	—
Unrealized (losses) gains recognized on equity securities held at end of period	$(18)	$31	$1	$73
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $4 million and $10 million for the three and nine months ended March 31, 2022, respectively, and $5 million and $9 million, respectively, for the corresponding periods of fiscal 2021.
NOTE 6. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at March 31, 2022	Maturity at March 31, 2022	As of March 31, 2022	As of June 30, 2021
			(in millions)
News Corporation
2022 Senior notes	5.125%	Feb 15, 2032	$492	$—
2021 Senior notes	3.875%	May 15, 2029	987	985
Foxtel Group(a)
2019 Credit facility(b)	2.76%	May 31, 2024	225	232
2019 Term loan facility	6.25%	Nov 22, 2024	188	190
2017 Working capital facility(b)	2.76%	May 31, 2024	—	—
Telstra Facility	7.87%	Dec 22, 2027	91	60
2012 US private placement — USD portion — tranche 2(c)	4.27%	Jul 25, 2022	203	202
2012 US private placement — USD portion — tranche 3(c)	4.42%	Jul 25, 2024	152	152
2012 US private placement — AUD portion	7.04%	Jul 25, 2022	76	78
REA Group(a)
2021 Bridge facility	—%	Jul 31, 2022	—	314
2022 Credit facility — tranche 1(d)	1.20%	Sep 16, 2024	301	—
2022 Credit facility — tranche 2(d)	1.35%	Sep 16, 2025	9	—
Finance lease and other liabilities			78	100
Total borrowings			2,802	2,313
Less: current portion(e)			(306)	(28)
Long-term borrowings			$2,496	$2,285
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(b)As of March 31, 2022, the Foxtel Debt Group had undrawn commitments of A$339 million available under these facilities.
(c)The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 8—Financial Instruments and Fair Value Measurements.
(d)As of March 31, 2022, REA Group had total undrawn commitments of A$187 million available under the 2022 Credit Facility (as defined below).
(e)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.” $27 million and $28 million relates to the current portion of finance lease liabilities as of March 31, 2022 and June 30, 2021, respectively.
News Corporation Borrowings
2022 Senior Notes
In February 2022, the Company issued $500 million of senior notes due 2032 (the “2022 Senior Notes”). The 2022 Senior Notes bear interest at a fixed rate of 5.125% per annum, payable in cash semi-annually on February 15 and August 15 of each year, commencing on August 15, 2022. The notes will mature on February 15, 2032.
The 2022 Senior Notes are the senior unsecured obligations of the Company and rank equally in right of payment with the Company’s existing and future senior debt, including the 2021 Senior notes and its Term A Loan (as defined below) and revolving credit facilities, which are described below. The Company may redeem all or a part of the 2022 Senior Notes upon payment of the redemption prices and applicable premiums, if any, set forth in the indenture governing the 2022 Senior Notes (the “Indenture”), plus any accrued and unpaid interest. In addition, prior to February 15, 2025, the Company may redeem up to 40% of the aggregate principal amount of the 2022 Senior Notes with the net cash proceeds of certain equity offerings at the redemption price set forth in the Indenture, plus any accrued and unpaid interest. In the event of specified change in control events, the Company must offer to purchase the outstanding 2022 Senior Notes from the holders at a purchase price equal to 101% of the principal amount, plus any accrued and unpaid interest.
There are no financial maintenance covenants with respect to the 2022 Senior Notes. The Indenture contains other covenants that, among other things and subject to certain exceptions, (i) limit the Company’s ability and the ability of its subsidiaries to incur any liens securing indebtedness for borrowed money and (ii) limit the Company’s ability to consolidate or merge with or into another person or sell or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries (taken as a whole).
Term Loan A and Revolving Credit Facilities
On March 29, 2022, the Company terminated its existing unsecured $750 million revolving credit facility and entered into a new credit agreement (the “2022 Credit Agreement”) that provides for $1,250 million of unsecured credit facilities comprised of a $500 million unsecured term loan A credit facility (the “Term A Facility” and the loans under the Term A Facility are collectively referred to as “Term A Loans”) and a $750 million unsecured revolving credit facility (the “Revolving Facility” and, together with the Term A Facility, the “Facilities”) that can be used for general corporate purposes. The Revolving Facility has a sublimit of $100 million available for issuances of letters of credit. Under the 2022 Credit Agreement, the Company may request increases with respect to either Facility in an aggregate principal amount not to exceed $250 million.
The Term A Loans will amortize in equal quarterly installments in an aggregate annual amount equal to 0.0%, 2.5%, 2.5%, 5.0% and 5.0%, respectively, of the original principal amount of the Term A Facility for each 12-month period commencing on June 30, 2022. The loans under the Revolving Facility will not amortize. All amounts under the 2022 Credit Agreement with respect to the Facilities are due on March 31, 2027, unless earlier terminated in the circumstances set forth in the 2022 Credit Agreement. The Company may request that the maturity date of the Term A Facility be extended under certain circumstances as set forth in the 2022 Credit Agreement by at least one year. The Company may also request that the maturity date of the revolving credit commitments under the Revolving Facility be extended under certain circumstances as set forth in the 2022 Credit Agreement for up to two additional one-year periods.
Interest on borrowings is based on either (a) an Alternative Currency Term Rate formula, (b) a Term SOFR formula, (c) an Alternative Currency Daily Rate formula ((a) through (c) each, a “Relevant Rate”) or (d) the Base Rate formula, each as set forth in the 2022 Credit Agreement. The applicable margin for borrowings under the Facilities and the commitment fee for

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
undrawn balances under the Revolving Facility are based on the pricing grid in the 2022 Credit Agreement, which varies based on the Company’s adjusted operating income net leverage ratio. At inception, the Company was paying a commitment fee of 0.20% on any undrawn balance under the Revolving Facility and, with respect to any outstanding borrowings under the Facilities, an applicable margin of 0.375% for a Base Rate borrowing and 1.375% for a Relevant Rate borrowing. The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. Refer to Note 8—Financial Instruments and Fair Value Measurements for further detail.
The Company borrowed the full amount of the Term A Facility on March 31, 2022 (during the fourth quarter of fiscal 2022) and had not borrowed any funds under the Revolving Facility as of that date.
The 2022 Credit Agreement contains certain customary affirmative and negative covenants and events of default with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to engage in transactions with affiliates, incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of all subsidiaries taken as a whole. In addition, the 2022 Credit Agreement requires the Company to maintain an adjusted operating income net leverage ratio of not more than 3.0 to 1.0, subject to certain adjustments following a material acquisition, and a net interest coverage ratio of not less than 3.0 to 1.0.
REA Group Refinancing
During the nine months ended March 31, 2022, REA Group completed a debt refinancing in which it repaid all amounts outstanding under its 2021 Bridge facility with the proceeds from a new A$600 million unsecured syndicated credit facility (the “2022 Credit Facility”) consisting of two sub-facilities: (i) a three year, A$400 million revolving loan facility (the “2022 Credit facility — tranche 1”) and (ii) a four year, A$200 million revolving loan facility (the “2022 Credit facility — tranche 2”). REA Group may request increases in the amount of the 2022 Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement.
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
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed above and in the Company’s 2021 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at March 31, 2022.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EQUITY
The following tables summarize changes in equity for the three and nine months ended March 31, 2022 and 2021:

	For the three months ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2021	392	$4	199	$2	$11,948	$(2,482)	$(1,089)	$8,383	$964	$9,347
Net income	—	—	—	—	—	82	—	82	22	104
Other comprehensive income	—	—	—	—	—	—	88	88	35	123
Dividends	—	—	—	—	(59)	—	—	(59)	(28)	(87)
Share repurchases	(3)	—	(1)	—	(78)	(3)	—	(81)	—	(81)
Other	—	—	—	—	12	—	—	12	(2)	10
Balance, March 31, 2022	389	$4	198	$2	$11,823	$(2,403)	$(1,001)	$8,425	$991	$9,416

	For the three months ended March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2020	391	$4	200	$2	$12,091	$(2,976)	$(990)	$8,131	$943	$9,074
Net income	—	—	—	—	—	79	—	79	17	96
Other comprehensive income	—	—	—	—	—	—	25	25	4	29
Dividends	—	—	—	—	(59)	—	—	(59)	(24)	(83)
Other	—	—	—	—	12	—	—	12	1	13
Balance, March 31, 2021	391	$4	200	$2	$12,044	$(2,897)	$(965)	$8,188	$941	$9,129

	For the nine months ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2021	391	$4	200	$2	$12,057	$(2,911)	$(941)	$8,211	$935	$9,146
Net income	—	—	—	—	—	513	—	513	120	633
Other comprehensive loss	—	—	—	—	—	—	(60)	(60)	(3)	(63)
Dividends	—	—	—	—	(118)	—	—	(118)	(55)	(173)
Share repurchases	(4)	—	(2)	—	(122)	(5)	—	(127)	—	(127)
Other	2	—	—	—	6	—	—	6	(6)	—
Balance, March 31, 2022	389	$4	198	$2	$11,823	$(2,403)	$(1,001)	$8,425	$991	$9,416

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2020	389	$4	200	$2	$12,148	$(3,241)	$(1,331)	$7,582	$807	$8,389
Net income	—	—	—	—	—	344	—	344	60	404
Other comprehensive income	—	—	—	—	—	—	366	366	84	450
Dividends	—	—	—	—	(118)	—	—	(118)	(45)	(163)
Other	2	—	—	—	14	—	—	14	35	49
Balance, March 31, 2021	391	$4	200	$2	$12,044	$(2,897)	$(965)	$8,188	$941	$9,129
Stock Repurchases
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Company’s Board of Directors (the “Board of Directors”) in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of March 31, 2022, the remaining authorized amount under the Repurchase Program was approximately $873 million.
Stock repurchases commenced on November 9, 2021. During the three and nine months ended March 31, 2022, the Company repurchased and subsequently retired 2.5 million and 3.9 million shares of Class A Common Stock for approximately $54 million and $85 million, respectively, and 1.2 million and 1.9 million shares of Class B Common Stock for approximately $27 million and $42 million, respectively. The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the nine months ended March 31, 2021.
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
Dividends
In February 2022, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on April 13, 2022 to stockholders of record as of March 16, 2022. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

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
Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period.
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2022				As of June 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives - cash flow hedges	$—	$11	$—	$11	$—	$—	$—	$—
Cross-currency interest rate derivatives - fair value hedges	—	17	—	17	—	18	—	18
Cross-currency interest rate derivatives	—	70	—	70	—	73	—	73
Equity securities(a)	180	—	105	285	164	—	116	280
Total assets	$180	$98	$105	$383	$164	$91	$116	$371
Liabilities:
Interest rate derivatives - cash flow hedges	$—	$3	$—	$3	$—	$9	$—	$9
Cross-currency interest rate derivatives	—	4	—	4	—	13	—	13
Total liabilities	$—	$7	$—	$7	$—	$22	$—	$22
(a)See Note 5—Investments.
During the nine months ended March 31, 2022, the Company reclassified its investment in an equity security from Level 3 to Level 1 within the fair value hierarchy as the investment became publicly traded in the first quarter of fiscal 2022.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the nine months ended March 31,
	2022	2021
	(in millions)
Balance - beginning of period	$116	$123
Additions	17	10
Returns of capital	(33)	(7)
Measurement adjustments	23	21
Foreign exchange and other(a)	(18)	(31)
Balance - end of period	$105	$116
(a)    During the nine months ended March 31, 2022, the Company reclassified its investment in an equity security from Level 3 to Level 1 within the fair value hierarchy as the investment became publicly traded in the first quarter of fiscal 2022. During the three months ended December 31, 2020, the Company reclassified its investment in Tremor from Level 3 to Level 1 within the fair value hierarchy, as the sale restrictions were expected to lapse within 12 months.
Derivative Instruments
The Company is directly and indirectly affected by risks associated with changes in certain market conditions. When deemed appropriate, the Company uses derivative instruments to mitigate the potential impact of these market risks. The primary market risks managed by the Company through the use of derivative instruments include:
•foreign currency exchange rate risk: arising primarily through Foxtel Debt Group borrowings denominated in United States (“U.S.”) dollars, payments for customer premise equipment and certain programming rights; and
•interest rate risk: arising from fixed and floating rate Foxtel Debt Group and News Corporation borrowings.
During the three months ended March 31, 2022, the Company entered into an interest rate swap derivative with a $500 million notional amount to exchange the floating rate interest component of its Term A Loans for a fixed rate of 2.083%. This interest rate swap derivative will be accounted for as a cash flow hedge under ASC 815, “Derivatives and Hedging”.
The Company formally designates qualifying derivatives as hedge relationships (“hedges”) and applies hedge accounting when considered appropriate. The Company does not use derivative financial instruments for trading or speculative purposes.
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Location	As of March 31, 2022	As of June 30, 2021
		(in millions)
Cross currency interest rate derivatives - fair value hedges	Other current assets	$10	$—
Cross currency interest rate derivatives	Other current assets	40	—
Interest rate derivatives - cash flow hedges	Other non-current assets	11	—
Cross-currency interest rate derivatives - fair value hedges	Other non-current assets	7	18
Cross-currency interest rate derivatives	Other non-current assets	30	73
Interest rate derivatives - cash flow hedges	Other current liabilities	(3)	(6)
Cross-currency interest rate derivatives	Other current liabilities	(1)	—
Interest rate derivatives - cash flow hedges	Other non-current liabilities	—	(3)
Cross-currency interest rate derivatives	Other non-current liabilities	(3)	(13)

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives and interest rate derivatives to mitigate currency exchange rate risk and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment and certain programming rights.
The total notional value of foreign currency contract derivatives designated for hedging was $32 million as of March 31, 2022. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is less than one year. As of March 31, 2022, the Company estimates that approximately $1 million of net derivative losses related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated for hedging was approximately A$550 million and $500 million as of March 31, 2022 for Foxtel Group and News Corporation borrowings, respectively. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to March 2027. As of March 31, 2022, the Company estimates that approximately $2 million of net derivative losses related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
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
The total notional value of cross-currency interest rate swaps for which the Company discontinued hedge accounting was approximately $280 million as of March 31, 2022. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2024. As of March 31, 2022, the Company estimates that approximately $2 million of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three and nine months ended March 31, 2022 and 2021 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the three months ended March 31,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the three months ended March 31,		Income statement location
	2022	2021	2022	2021
	(in millions)
Foreign currency derivatives - cash flow hedges	$(1)	$3	$—	$—	Operating expenses
Cross-currency interest rate derivatives	—	—	(1)	(1)	Interest expense, net
Interest rate derivatives - cash flow hedges	11	—	(1)	1	Interest expense, net
Total	$10	$3	$(2)	$—

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the nine months ended March 31,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the nine months ended March 31,		Income statement location
	2022	2021	2022	2021
	(in millions)
Foreign currency derivatives - cash flow hedges	$—	$3	$—	$(1)	Operating expenses
Cross-currency interest rate derivatives	—	(15)	(3)	12	Interest expense, net
Interest rate derivatives - cash flow hedges	17	(1)	(3)	4	Interest expense, net
Total	$17	$(13)	$(6)	$15
The amounts recognized in Other, net in the Statements of Operations resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 was a loss of approximately $12 million and a gain of approximately $5 million for the three and nine months ended March 31, 2022, respectively, and a gain of approximately $5 million and $7 million for the three and nine months ended March 31, 2021, respectively.
Fair value hedges
Borrowings issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. For the nine months ended March 31, 2022, such adjustments decreased the carrying value of borrowings by nil.
The total notional value of the fair value hedges was approximately $70 million as of March 31, 2022. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.
During the nine months ended March 31, 2022 and 2021, the amount recognized in the Statements of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and $1 million, respectively, and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of March 31, 2022 and June 30, 2021:

	As of March 31, 2022	As of June 30, 2021
	(in millions)
Borrowings:
Carrying amount of hedged item	$70	$71
Cumulative hedging adjustments included in the carrying amount	3	5
Other Fair Value Measurements
As of March 31, 2022, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes, 2021 Senior Notes and U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net income	$104	$96	$633	$404
Less: Net income attributable to noncontrolling interests	(22)	(17)	(120)	(60)
Net income attributable to News Corporation stockholders	$82	$79	$513	$344
Weighted-average number of shares of common stock outstanding - basic	588.8	590.8	590.9	590.3
Dilutive effect of equity awards	3.3	3.7	2.8	2.3
Weighted-average number of shares of common stock outstanding - diluted	592.1	594.5	593.7	592.6
Net income attributable to News Corporation stockholders per share - basic	$0.14	$0.13	$0.87	$0.58
Net income attributable to News Corporation stockholders per share - diluted	$0.14	$0.13	$0.86	$0.58
NOTE 10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. As a result of the issuance of the 2022 Senior Notes during the three months ended March 31, 2022, the Company has presented its commitments associated with its borrowings and the related interest payments in the table below. See Note 6—Borrowings. The Company’s remaining commitments as of March 31, 2022 have not changed significantly from the disclosures included in the 2021 Form 10-K.

	As of March 31, 2022
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Borrowings(a)	2,740	276	864	9	1,591
Interest payments on borrowings(b)	657	104	180	143	230
Total commitments and contractual obligations	$3,397	$380	$1,044	$152	$1,821
________________________
(a)See Note 6—Borrowings. The table above does not include amounts related to the Company’s Term A Loan, as the amounts were drawn during the fourth quarter of fiscal 2022.
(b)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at March 31, 2022. Such rates are subject to change in future periods. See Note 6—Borrowings.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $3 million for both the three months ended March 31, 2022 and 2021 and $9 million and $8 million for the nine months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $63 million. The amount to be indemnified by FOX of approximately $66 million was recorded as a receivable in Other current assets on the Balance Sheet as of March 31, 2022. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended March 31, 2022, the Company recorded income tax expense of $29 million on pre-tax income of $133 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, offset by the reversal of valuation allowances related to certain deferred tax assets.
For the nine months ended March 31, 2022, the Company recorded income tax expense of $199 million on pre-tax income of $832 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, offset by the reversal of valuation allowances related to certain deferred tax assets and the lower tax impact related to the sale of REA Group’s Malaysia and Thailand businesses.
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
The Company paid gross income taxes of $132 million and $131 million during the nine months ended March 31, 2022 and 2021, respectively, and received tax refunds of $3 million and $11 million, respectively.
NOTE 12. SEGMENT INFORMATION
The Company manages and reports its businesses in the following six segments:
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.4% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, property.com.au and property portals in India. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.
Move is a leading provider of digital real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus, Market VIPSM and AdvantageSM Pro products as well as its referral-based service, ReadyConnect ConciergeSM. Move also offers online tools and services to do-it-yourself landlords and tenants, as well as professional software and services products.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, applications, or apps, for mobile devices, tablets and e-book readers, newsletters, magazines, proprietary databases, live journalism, video and podcasts. The Dow Jones segment’s products, which target individual consumers and enterprise customers, include The Wall Street Journal, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Barron’s, MarketWatch, Investor’s Business Daily and, since February 2022, OPIS.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
	(in millions)
Revenues:
Digital Real Estate Services	$416	$351	$1,298	$980
Subscription Video Services	494	523	1,502	1,530
Dow Jones	487	421	1,439	1,253
Book Publishing	515	490	1,678	1,492
News Media	580	550	1,794	1,610
Other	—	—	—	1
Total revenues	$2,492	$2,335	$7,711	$6,866
Segment EBITDA:
Digital Real Estate Services	$137	$117	$453	$378
Subscription Video Services	79	91	279	293
Dow Jones	88	82	327	263
Book Publishing	67	80	259	255
News Media	39	8	184	52
Other	(52)	(80)	(148)	(178)
Depreciation and amortization	(172)	(173)	(505)	(504)
Impairment and restructuring charges	(37)	(30)	(82)	(93)
Equity losses of affiliates	(4)	(5)	(10)	(9)
Interest expense, net	(25)	(12)	(68)	(32)
Other, net	13	61	143	132
Income before income tax expense	133	139	832	557
Income tax expense	(29)	(43)	(199)	(153)
Net income	$104	$96	$633	$404

	As of March 31, 2022	As of June 30, 2021
	(in millions)
Total assets:
Digital Real Estate Services	$3,069	$3,146
Subscription Video Services	3,514	3,515
Dow Jones	3,963	2,798
Book Publishing	2,784	2,713
News Media	2,198	2,209
Other(a)	1,327	2,039
Investments	564	351
Total assets	$17,419	$16,771
(a)The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2022	As of June 30, 2021
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,862	$1,871
Subscription Video Services	1,552	1,612
Dow Jones	3,097	1,995
Book Publishing	1,011	1,046
News Media	303	308
Total Goodwill and intangible assets, net	$7,825	$6,832
NOTE 13. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of March 31, 2022	As of June 30, 2021
	(in millions)
Receivables	$1,606	$1,569
Less: allowances	(74)	(71)
Receivables, net	$1,532	$1,498
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of March 31, 2022	As of June 30, 2021
	(in millions)
Royalty advances to authors	$392	$406
Retirement benefit assets	139	120
Inventory(a)	303	279
News America Marketing deferred consideration	138	128
Other	480	514
Total Other non-current assets	$1,452	$1,447
(a)Primarily consists of the non-current portion of programming rights.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of March 31, 2022	As of June 30, 2021
	(in millions)
Royalties and commissions payable	$265	$206
Current operating lease liabilities	144	143
Allowance for sales returns	190	190
Current tax payable	31	30
Other	461	504
Total Other current liabilities	$1,091	$1,073
Other, net
The following table sets forth the components of Other, net:

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
	(in millions)
Remeasurement of equity securities	$(19)	$33	$—	$79
Dividends received from equity security investments	8	6	18	9
Gain on sale of businesses(a)	—	18	98	18
Gain on remeasurement of previously-held interest(b)	—	—	3	7
Gain on dilution of PropertyGuru investment(c)	15	—	15	—
Other	9	4	9	19
Total Other, net	$13	$61	$143	$132
(a)     During the nine months ended March 31, 2022, REA Group acquired an 18% interest in PropertyGuru in exchange for all shares of REA Group’s entities in Malaysia and Thailand. The Company recognized a gain of $107 million on the disposition of such entities.
During the three and nine months ended March 31, 2021, Move sold the assets associated with its Top Producer professional software and service product and recognized an $18 million gain on the sale.
(b)     Relates to the acquisition of Elara (which was rebranded to REA India) in the nine months ended March 31, 2021.
(c)     During the three months ended March 31, 2022, PropertyGuru completed its merger with Bridgetown 2 Holdings Limited. REA Group recognized a gain of approximately $15 million resulting from its ownership dilution in the transaction. At March 31, 2022, REA Group held an ownership interest of 17.5% in PropertyGuru.
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for taxes and interest:

	For the nine months ended March 31,
	2022	2021
	(in millions)
Cash paid for interest	$63	$41
Cash paid for taxes	$132	$131

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
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2022 and 2021. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2022 and 2021, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of March 31, 2022.
OVERVIEW OF THE COMPANY’S BUSINESSES
The Company manages and reports its businesses in the following six segments:
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.4% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities

Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, property.com.au and property portals in India. In addition, REA Group provides property-related data to the financial sector and financial services through an end-to-end digital property search and financing experience and a mortgage broking offering.
Move is a leading provider of digital real estate services in the U.S. and primarily operates realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus, Market VIPSM and AdvantageSM Pro products as well as its referral-based service, ReadyConnect ConciergeSM. Move also offers online tools and services to do-it-yourself landlords and tenants, as well as professional software and services products.
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
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, applications, or apps, for mobile devices, tablets and e-book readers, newsletters, magazines, proprietary databases, live journalism, video and podcasts. The Dow Jones segment’s products, which target individual consumers and enterprise customers, include The Wall Street Journal, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires, Barron’s, MarketWatch, Investor’s Business Daily and, since February 2022, OPIS, as discussed below.
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

Other Business Developments
Term Loan A and Revolving Credit Facilities
On March 29, 2022, the Company terminated its existing unsecured $750 million revolving credit facility and entered into a new credit agreement (the “2022 Credit Agreement”) that provides for $1,250 million of unsecured credit facilities comprised of a $500 million unsecured term loan A credit facility (the “Term A Facility” and the loans under the Term A Facility are collectively referred to as “Term A Loans”) and a $750 million unsecured revolving credit facility (the “Revolving Facility” and, together with the Term A Facility, the “Facilities”) that can be used for general corporate purposes. See Note 6—Borrowings in the accompanying Consolidated Financial Statements.
The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. See Note 8—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
The Company borrowed the full amount of the Term A Facility on March 31, 2022 (during the fourth quarter of fiscal 2022) and had not borrowed any funds under the Revolving Facility as of that date.
Acquisition of OPIS
In February 2022, the Company acquired the Oil Price Information Service business and related assets (“OPIS”) from S&P Global Inc. (“S&P”) and IHS Markit Ltd. (“IHS”) for $1.15 billion in cash, subject to customary purchase price adjustments. OPIS is a global industry standard for benchmark and reference pricing and news and analytics for the oil, natural gas liquids and biofuels industries. The business also provides pricing and news and analytics for the coal, mining and metals end markets and insights and analytics in renewables and carbon pricing. The acquisition enables Dow Jones to become a leading provider of energy and renewables information and furthers its goal of building the leading global business news and information platform for professionals. OPIS is a subsidiary of Dow Jones, and its results are included in the Dow Jones segment. See Note 3—Acquisitions in the accompanying Consolidated Financial Statements.
Senior Notes Offering
In February 2022, the Company issued $500 million of senior notes due 2032 (the “2022 Senior Notes”). The 2022 Senior Notes bear interest at a fixed rate of 5.125% per annum, payable in cash semi-annually on February 15 and August 15 of each year, commencing on August 15, 2022. The notes will mature on February 15, 2032. The Company is using the net proceeds from the offering for general corporate purposes, including to fund the acquisitions of the Base Chemicals and OPIS businesses. See Note 6—Borrowings in the accompanying Consolidated Financial Statements.
Agreement to acquire Base Chemicals
In December 2021, the Company entered into an agreement to acquire the Base Chemicals business (“Base Chemicals”) from S&P and IHS for $295 million in cash, subject to customary purchase price adjustments. Base Chemicals provides pricing data, insights, analysis and forecasting for key base chemicals through its leading Market Advisory and World Analysis services. The acquisition will complement the Company’s acquisition of OPIS and enable Dow Jones to further expand into new customer segments and bolster its plans to create a new energy, chemicals and renewables vertical to deliver valuable and trusted specialized content. Base Chemicals will be a subsidiary of Dow Jones, and its results will be included in the Dow Jones segment. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of fiscal 2022.
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
In March 2022, PropertyGuru completed its merger with Bridgetown 2 Holdings Limited. As a result of the merger and subsequent investments made in connection with the transaction, REA Group’s ownership interest in PropertyGuru was diluted to 17.5% as of March 31, 2022 and a gain of approximately $15 million was recorded in Other, net.
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
Russian and Ukrainian conflict
The Company has taken steps to ensure the safety of its journalists and other personnel in Ukraine and Russia and will continue to monitor the situation in the region and provide support, as needed, to affected employees. While the Company has extremely limited operations in, or direct exposure to, Russia or Ukraine and the conflict has not had a material impact on its business, financial condition, or results of operations to date, a significant escalation or expansion of the conflict's current scope or related economic disruption could impact the Company's supply chain, broaden inflationary pressures and have an adverse effect on its results of operations.

RESULTS OF OPERATIONS
Results of Operations—For the three and nine months ended March 31, 2022 versus the three and nine months ended March 31, 2021
The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2022 as compared to the three and nine months ended March 31, 2021.

	For the three months ended March 31,				For the nine months ended March 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$1,099	$1,076	$23	2%	$3,248	$3,108	$140	5%
Advertising	418	374	44	12%	1,342	1,154	188	16%
Consumer	497	472	25	5%	1,615	1,436	179	12%
Real estate	316	291	25	9%	988	807	181	22%
Other	162	122	40	33%	518	361	157	43%
Total Revenues	2,492	2,335	157	7%	7,711	6,866	845	12%
Operating expenses	(1,246)	(1,186)	(60)	(5)%	(3,769)	(3,548)	(221)	(6)%
Selling, general and administrative	(888)	(851)	(37)	(4)%	(2,588)	(2,255)	(333)	(15)%
Depreciation and amortization	(172)	(173)	1	1%	(505)	(504)	(1)	—%
Impairment and restructuring charges	(37)	(30)	(7)	(23)%	(82)	(93)	11	12%
Equity losses of affiliates	(4)	(5)	1	20%	(10)	(9)	(1)	(11)%
Interest expense, net	(25)	(12)	(13)	**	(68)	(32)	(36)	**
Other, net	13	61	(48)	(79)%	143	132	11	8%
Income before income tax expense	133	139	(6)	(4)%	832	557	275	49%
Income tax expense	(29)	(43)	14	33%	(199)	(153)	(46)	(30)%
Net income	104	96	8	8%	633	404	229	57%
Less: Net income attributable to noncontrolling interests	(22)	(17)	(5)	(29)%	(120)	(60)	(60)	(100)%
Net income attributable to News Corporation stockholders	$82	$79	$3	4%	$513	$344	$169	49%
** not meaningful
Revenues— Revenues increased $157 million, or 7%, and $845 million, or 12%, for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding periods of fiscal 2021.
The revenue increase for the three months ended March 31, 2022 was driven by increases at the Dow Jones segment primarily due to the increase in circulation and subscription revenues, which includes the impacts from the acquisitions of IBD and OPIS, and higher advertising revenues, at the Digital Real Estate Services segment primarily due to the acquisition of Mortgage Choice and higher real estate revenues, at the News Media segment primarily due to higher advertising and circulation and subscription revenues and at the Book Publishing segment primarily due to the acquisition of HMH Books and Media. The increases were partially offset by lower revenues at the Subscription Video Services segment due to the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $85 million, or 3%, for the three months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
The revenue increase for the nine months ended March 31, 2022 was driven by increases at the Digital Real Estate Services segment primarily due to higher real estate revenues and the acquisition of Mortgage Choice and at the Book Publishing segment primarily due to the acquisition of HMH Books and Media. The increase was also driven by higher revenues at the Dow Jones segment primarily due to the increase in circulation and subscription revenues, which includes the impacts from the acquisitions of IBD and OPIS, and higher advertising revenues, as well as higher advertising and circulation and subscription revenues at the News Media segment. The increases were partially offset by the decline at the Subscription Video Services segment primarily due to lower residential and commercial subscription revenues and the negative impact of foreign currency fluctuations, partially offset by higher streaming and advertising revenues. The impact of foreign currency fluctuations of the

U.S. dollar against local currencies resulted in a revenue decrease of $22 million, or 1%, for the nine months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
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
Operating expenses— Operating expenses increased $60 million, or 5%, and $221 million, or 6%, for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding periods of fiscal 2021.
The increase in operating expenses for the three months ended March 31, 2022 was primarily driven by higher expenses at the Book Publishing segment due to the acquisition of HMH Books and Media and higher manufacturing and freight costs related to the mix of titles and the impact of ongoing supply chain and inflationary pressures and at the Dow Jones segment primarily due to higher employee costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $39 million, or 3%, for the three months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
The increase in operating expenses for the nine months ended March 31, 2022 was primarily driven by higher expenses at the Book Publishing segment due to the acquisition of HMH Books and Media and higher manufacturing and freight costs related to increased sales volumes, the mix of titles and the impact of ongoing supply chain and inflationary pressures and at the Dow Jones segment driven by higher employee costs and the acquisition of IBD. The increase in expenses was also driven by higher costs at the News Media segment primarily due to costs associated with TalkTV, News UK’s TV project, and higher print production costs in the U.K., as well as at the Digital Real Estate Services segment due to higher employee costs at Move. The Company has generally observed an increasingly competitive labor market which has led to higher compensation and hiring costs for attracting and retaining highly qualified employees across its businesses and is expected to continue to impact the Company’s cost base in the near term. The increased expenses were partially offset by lower expenses at the Subscription Video Services segment, primarily due to the absence of $57 million of additional sports programming rights and production costs recognized in the prior year that were deferred from fiscal 2020 due to the coronavirus pandemic (“COVID-19”), which was partially offset by increased sports programming rights costs due to the timing of noncomparable events in the current year. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $9 million for the nine months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
Selling, general and administrative— Selling, general and administrative increased $37 million, or 4%, and $333 million, or 15%, for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding periods of fiscal 2021.
The increase in selling, general and administrative for the three months ended March 31, 2022 was primarily driven by increased expenses at the Digital Real Estate Services segment due to the acquisition of Mortgage Choice and higher employee costs at both Move and REA Group and at the Dow Jones segment due to the acquisitions of IBD and OPIS, including $15 million in OPIS-related transaction costs. The increased expenses were partially offset by lower equity-based compensation costs in the Other segment largely related to stock price performance. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $30 million, or 4%, for the three months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
The increase in selling, general and administrative for the nine months ended March 31, 2022 was primarily driven by increased expenses at the Digital Real Estate Services segment due to the acquisitions of Mortgage Choice and Elara (which was rebranded to REA India), higher employee costs at both Move and REA Group and increased marketing expense at Move. The increase was also driven by the Dow Jones segment due to the acquisitions of IBD and OPIS, including $19 million in OPIS-related transaction costs, higher professional services fees and increased employee costs, by the News Media segment due to increased revenues and by the Subscription Video Services segment due to increased marketing and technology costs. The increased expenses were partially offset by lower equity-based compensation costs in the Other segment largely related to stock price performance. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $9 million for the nine months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
Depreciation and amortization— Depreciation and amortization expense decreased $1 million, or 1%, and increased $1 million for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding periods of fiscal

2021. For the three and nine months ended March 31, 2022, $10 million and $22 million, respectively, of lower depreciation expense driven by the transition to digital and optimization of the Company’s printing operations was offset by $9 million and $23 million, respectively, of higher amortization expense from intangible assets driven by the Company’s recent acquisitions. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $7 million, or 4%, and $4 million, or 1%, for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding periods of fiscal 2021.
Impairment and restructuring charges— During the three and nine months ended March 31, 2022, the Company recognized non-cash impairment charges of $15 million related to the write-down of fixed assets associated with the shutdown and anticipated sale of certain U.S. printing facilities at the Dow Jones segment.
During the three and nine months ended March 31, 2022, the Company recorded restructuring charges of $22 million and $67 million, respectively. During the three and nine months ended March 31, 2021, the Company recorded restructuring charges of $30 million and $93 million, respectively.
See Note 4—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Equity losses of affiliates— Equity losses of affiliates decreased by $1 million and increased by $1 million for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding periods of fiscal 2021. See Note 5—Investments in the accompanying Consolidated Financial Statements.
Interest expense, net— Interest expense, net increased by $13 million and $36 million for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding periods of fiscal 2021, primarily driven by the issuance of $1 billion of senior notes in the fourth quarter of fiscal 2021 (the “2021 Senior Notes”) and $500 million of 2022 Senior Notes in the third quarter of fiscal 2022.
Other, net— Other, net decreased by $48 million and increased by $11 million for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding periods of fiscal 2021. See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense— For the three months ended March 31, 2022, the Company recorded income tax expense of $29 million on pre-tax income of $133 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, offset by the reversal of valuation allowances related to certain deferred tax assets.
For the nine months ended March 31, 2022, the Company recorded income tax expense of $199 million on pre-tax income of $832 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, offset by the reversal of valuation allowances related to certain deferred tax assets and the lower tax impact related to the sale of REA Group’s Malaysia and Thailand businesses.
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
Net income— Net income for the three and nine months ended March 31, 2022 was $104 million and $633 million, respectively, compared to net income of $96 million and $404 million for the corresponding periods of fiscal 2021.

Net income for the three months ended March 31, 2022 increased by $8 million as compared to the corresponding period of fiscal 2021, primarily driven by higher Total Segment EBITDA and lower tax expense, partially offset by lower Other, net and higher interest expense.
Net income for the nine months ended March 31, 2022 increased by $229 million as compared to the corresponding period of fiscal 2021, primarily driven by higher Total Segment EBITDA, higher Other, net and lower impairment and restructuring charges, partially offset by higher tax expense and higher interest expense.
Net income attributable to noncontrolling interests— Net income attributable to noncontrolling interests increased by $5 million, or 29%, and increased by $60 million, or 100%, for the three and nine months ended March 31, 2022, respectively, as compared to the corresponding periods of fiscal 2021. The increase for the nine months ended March 31, 2022 was primarily driven by increased earnings at REA Group, which included the $107 million gain from the disposition of its entities in Malaysia and Thailand.
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

The following table reconciles Net income to Total Segment EBITDA for the three and nine months ended March 31, 2022 and 2021:

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
(in millions)
Net income	$104	$96	$633	$404
Add:
Income tax expense	29	43	199	153
Other, net	(13)	(61)	(143)	(132)
Interest expense, net	25	12	68	32
Equity losses of affiliates	4	5	10	9
Impairment and restructuring charges	37	30	82	93
Depreciation and amortization	172	173	505	504
Total Segment EBITDA	$358	$298	$1,354	$1,063
The following tables set forth the Company’s Revenues and Segment EBITDA by reportable segment for the three and nine months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022		2021
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$416	$137	$351	$117
Subscription Video Services	494	79	523	91
Dow Jones	487	88	421	82
Book Publishing	515	67	490	80
News Media	580	39	550	8
Other	—	(52)	—	(80)
Total	$2,492	$358	$2,335	$298

	For the nine months ended March 31,
	2022		2021
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$1,298	$453	$980	$378
Subscription Video Services	1,502	279	1,530	293
Dow Jones	1,439	327	1,253	263
Book Publishing	1,678	259	1,492	255
News Media	1,794	184	1,610	52
Other	—	(148)	1	(178)
Total	$7,711	$1,354	$6,866	$1,063

Digital Real Estate Services (17% and 14% of the Company’s consolidated revenues in the nine months ended March 31, 2022 and 2021, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$3	$6	$(3)	(50)%	$9	$22	$(13)	(59)%
Advertising	33	31	2	6%	99	89	10	11%
Real estate	316	291	25	9%	988	807	181	22%
Other	64	23	41	**	202	62	140	**
Total Revenues	416	351	65	19%	1,298	980	318	32%
Operating expenses	(48)	(46)	(2)	(4)%	(155)	(134)	(21)	(16)%
Selling, general and administrative	(231)	(188)	(43)	(23)%	(690)	(468)	(222)	(47)%
Segment EBITDA	$137	$117	$20	17%	$453	$378	$75	20%
** not meaningful
For the three months ended March 31, 2022, revenues at the Digital Real Estate Services segment increased $65 million, or 19%, as compared to the corresponding period of fiscal 2021. At REA Group, revenues increased $57 million, or 30%, to $246 million for the three months ended March 31, 2022 from $189 million in the corresponding period of fiscal 2021, primarily due to the $38 million contribution from the acquisition of Mortgage Choice in the fourth quarter of fiscal 2021 and an increase in Australian residential depth revenue driven by strong national listings and price increases, partially offset by the $16 million negative impact of foreign currency fluctuations. Revenues at Move increased $8 million, or 5%, to $170 million for the three months ended March 31, 2022 from $162 million in the corresponding period of fiscal 2021, primarily driven by higher real estate revenues. The referral model benefited from higher average home values, partially offset by lower transaction volume, and generated 28% of total Move revenues. The traditional lead generation product benefited from higher contribution from Market VIPSM, a hybrid product offering, in addition to increased yield from ConnectionsSM Plus, partially offset by lower lead volume. These increases were partially offset by the $3 million impact from the sale of Top Producer in the third quarter of fiscal 2021. Lead volumes declined 22% for the three months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
For the three months ended March 31, 2022, Segment EBITDA at the Digital Real Estate Services segment increased $20 million, or 17%, as compared to the corresponding period of fiscal 2021, primarily driven by the $21 million higher contribution from REA Group, including a $3 million contribution from the acquisition of Mortgage Choice, mainly driven by the higher revenues discussed above, partially offset by higher employee costs at both Move and REA Group and the $7 million negative impact of foreign currency fluctuations.
For the nine months ended March 31, 2022, revenues at the Digital Real Estate Services segment increased $318 million, or 32%, as compared to the corresponding period of fiscal 2021. Revenues at REA Group increased $254 million, or 48%, to $779 million for the nine months ended March 31, 2022 from $525 million in the corresponding period of fiscal 2021, primarily due to the $122 million contribution from the acquisition of Mortgage Choice in the fourth quarter of fiscal 2021, an increase in Australian residential depth revenue driven by higher national listings and price increases and an $18 million increase from the acquisition of REA India in the second quarter of fiscal 2021, partially offset by the $9 million negative impact of foreign currency fluctuations. Revenues at Move increased $64 million, or 14%, to $519 million for the nine months ended March 31, 2022 from $455 million in the corresponding period of fiscal 2021, primarily driven by higher real estate revenues. The traditional lead generation product benefited from higher contribution from Market VIPSM in addition to increased yield from ConnectionsSM Plus, partially offset by lower lead volume. The referral model benefited from higher average home values, partially offset by lower transaction volume, and generated 30% of total Move revenues. These increases were partially offset by the $12 million impact from the sale of Top Producer in the third quarter of fiscal 2021. Lead volumes declined 17% for the nine months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
For the nine months ended March 31, 2022, Segment EBITDA at the Digital Real Estate Services segment increased $75 million, or 20%, as compared to the corresponding period of fiscal 2021. The increase was primarily driven by the $83 million higher contribution from REA Group, including a $6 million contribution from the acquisition of Mortgage Choice in the fourth quarter of fiscal 2021, mainly due to the higher revenues discussed above. The increase was partially offset by higher employee costs at Move and REA Group, $28 million of higher marketing costs at Move, the $9 million negative impact from the acquisition of REA India and the $4 million negative impact of foreign currency fluctuations.
Subscription Video Services (19% and 22% of the Company’s consolidated revenues in the nine months ended March 31, 2022 and 2021, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$434	$469	$(35)	(7)%	$1,307	$1,352	$(45)	(3)%
Advertising	51	46	5	11%	165	151	14	9%
Other	9	8	1	13%	30	27	3	11%
Total Revenues	494	523	(29)	(6)%	1,502	1,530	(28)	(2)%
Operating expenses	(316)	(333)	17	5%	(937)	(971)	34	4%
Selling, general and administrative	(99)	(99)	—	—%	(286)	(266)	(20)	(8)%
Segment EBITDA	$79	$91	$(12)	(13)%	$279	$293	$(14)	(5)%
For the three months ended March 31, 2022, revenues at the Subscription Video Services segment decreased $29 million, or 6%, as compared to the corresponding period of fiscal 2021 due to the negative impact of foreign currency fluctuations, as the $29 million increase in streaming revenues, primarily from BINGE and Kayo, and higher advertising revenues more than offset lower residential subscription revenues resulting from fewer residential broadcast subscribers. Foxtel Group streaming subscription revenues represented approximately 20% of total circulation and subscription revenues for the three months ended March 31, 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $35 million, or 7%, for the three months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
For the three months ended March 31, 2022, Segment EBITDA decreased $12 million, or 13%, as compared to the corresponding period of fiscal 2021, primarily due to the lower revenues discussed above, higher entertainment and sports programming rights costs, higher investment spending on streaming products, mainly in marketing, the negative $5 million impact of foreign currency fluctuations and higher technology costs, partially offset by lower professional services costs and lower employee costs due to reduced headcount.
For the nine months ended March 31, 2022, revenues at the Subscription Video Services segment decreased $28 million, or 2%, as compared to the corresponding period of fiscal 2021, as the $81 million increase in streaming revenues, primarily from BINGE and Kayo, and higher advertising revenues were more than offset by lower residential subscription revenues resulting from fewer residential broadcast subscribers, the negative impact of foreign currency fluctuations and the $7 million decline in commercial subscription revenues due to COVID-19 related restrictions within certain states in Australia in the first half of fiscal 2022. Foxtel Group streaming subscription revenues represented approximately 19% of total circulation and subscription revenues for the nine months ended March 31, 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $19 million, or 1%, for the nine months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
For the nine months ended March 31, 2022, Segment EBITDA decreased $14 million, or 5%, as compared to the corresponding period of fiscal 2021, primarily due to the decline in revenues discussed above, higher sports and entertainment programming rights costs in the current period, higher investment spending on streaming products, mainly in marketing, and higher technology costs, partially offset by the absence of $57 million of additional sports programming rights and production costs recognized in the prior year period that were deferred from the fourth quarter of fiscal 2020 due to COVID-19 and lower employee costs due to reduced headcount.

The following tables provide information regarding certain key performance indicators for the Foxtel Group, the primary reporting unit within the Subscription Video Services segment, as of and for the three and nine months ended March 31, 2022 and 2021 (see the Company’s 2021 Form 10-K for further detail regarding these performance indicators):

	As of March 31,
	2022	2021
	(in 000's)
Broadcast Subscribers
Residential(a)	1,522	1,711
Commercial(b)	240	235
Streaming Subscribers (Total (Paid))(c)
Kayo	1,209 (1,151 paid)	914 (851 paid)
BINGE	1,305 (1,212 paid)	679 (516 paid)
Foxtel Now	215 (206 paid)	238 (228 paid)

Total Subscribers (Total (Paid))(d)	4,509 (4,338 paid)	3,777 (3,541 paid)

	For the three months ended March 31,		For the nine months ended March 31,
	2022	2021	2022	2021
Broadcast ARPU(e)	A$82 (US$59)	A$80 (US$62)	A$82 (US$60)	A$80 (US$59)
Broadcast Subscriber Churn(f)	14.3%	20.1%	13.8%	17.3%
(a)    Subscribing households throughout Australia as of March 31, 2022 and 2021.
(b)    Commercial subscribers throughout Australia as of March 31, 2022 and 2021. Commercial subscribers are calculated as residential equivalent business units and are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year.
(c)    Total and Paid subscribers for the applicable streaming service as of March 31, 2022 and 2021. Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)    Total subscribers consists of Foxtel’s broadcast and streaming services listed above, and, as of March 31, 2022, Flash.
(e)    Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the three and nine months ended March 31, 2022 and 2021.
(f)    Broadcast residential subscriber churn rate (excluding Optus) (Broadcast Subscriber Churn) for the three and nine months ended March 31, 2022 and 2021. Broadcast subscriber churn represents the number of cable and satellite residential subscribers whose service is disconnected, expressed as a percentage of the average total number of cable and satellite residential subscribers, presented on an annual basis.
Dow Jones (19% and 18% of the Company’s consolidated revenues in the nine months ended March 31, 2022 and 2021, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$377	$329	$48	15%	$1,082	$959	$123	13%
Advertising	102	85	17	20%	333	270	63	23%
Other	8	7	1	14%	24	24	—	—%
Total Revenues	487	421	66	16%	1,439	1,253	186	15%
Operating expenses	(208)	(187)	(21)	(11)%	(600)	(571)	(29)	(5)%
Selling, general and administrative	(191)	(152)	(39)	(26)%	(512)	(419)	(93)	(22)%
Segment EBITDA	$88	$82	$6	7%	$327	$263	$64	24%
For the three months ended March 31, 2022, revenues at the Dow Jones segment increased $66 million, or 16%, as compared to the corresponding period of fiscal 2021, primarily driven by the increase in circulation and subscription revenues, the $20 million impact from the acquisition of IBD in the fourth quarter of fiscal 2021, higher advertising revenues and the $10 million impact from the acquisition of OPIS which closed on February 28, 2022. Digital revenues at the Dow Jones segment represented 76% of total revenues for the three months ended March 31, 2022, as compared to 74% in the corresponding period of fiscal 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $3 million for the three months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
For the nine months ended March 31, 2022, revenues at the Dow Jones segment increased $186 million, or 15%, as compared to the corresponding period of fiscal 2021, primarily driven by the increase in circulation and subscription revenues, the $58 million impact from the acquisition of IBD in the fourth quarter of fiscal 2021, higher advertising revenues and the $10 million impact from the acquisition of OPIS which closed on February 28, 2022. Digital revenues at the Dow Jones segment represented 74% of total revenues for the nine months ended March 31, 2022, as compared to 72% in the corresponding period of fiscal 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $2 million for the nine months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
Circulation and subscription revenues

	For the three months ended March 31,				For the nine months ended March 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$236	$204	$32	16%	$685	$604	$81	13%
Professional information business	141	125	16	13%	397	355	42	12%
Total circulation and subscription revenues	$377	$329	$48	15%	$1,082	$959	$123	13%
Circulation and subscription revenues increased $48 million, or 15%, during the three months ended March 31, 2022 as compared to the corresponding period of fiscal 2021. Circulation and other revenues increased $32 million, or 16%, primarily driven by the $18 million impact from the acquisition of IBD and the growth in digital-only subscriptions at The Wall Street Journal. Digital revenues represented 68% of circulation revenue for the three months ended March 31, 2022, as compared to 64% in the corresponding period of fiscal 2021. Professional information business revenues increased $16 million, or 13%, primarily driven by the $10 million impact from the acquisition of OPIS and an increase of $6 million in Risk & Compliance revenues.
Circulation and subscription revenues increased $123 million, or 13%, during the nine months ended March 31, 2022 as compared to the corresponding period of fiscal 2021. Circulation and other revenues increased $81 million, or 13%, primarily driven by the $52 million impact from the acquisition of IBD and the growth in digital-only subscriptions at The Wall Street Journal and Barron’s Group. Digital revenues represented 67% of circulation revenue for the nine months ended March 31, 2022, as compared to 63% in the corresponding period of fiscal 2021. Professional information business revenues increased $42 million, or 12%, primarily driven by an increase of $25 million in Risk & Compliance revenues and the $10 million impact from the acquisition of OPIS.
The following table summarizes average daily consumer subscriptions during the three months ended March 31, 2022 and 2021 for select publications and for all consumer subscription products.(a)

	For the three months ended March 31(b),
	2022	2021	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	3,036	2,625	411	16%
Total subscriptions	3,718	3,382	336	10%
Barron’s Group(d)
Digital-only subscriptions(c)	810	674	136	20%
Total subscriptions	1,008	887	121	14%
Total Consumer(e)
Digital-only subscriptions(c)	3,941	3,299	642	19%
Total subscriptions	4,848	4,269	579	14%
________________________
(a)Based on internal data for the periods from December 27, 2021 through March 27, 2022 and December 28, 2020 through March 28, 2021, respectively, with independent verification procedures over global total sales and subscriptions provided by PricewaterhouseCoopers LLP UK.

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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and, for the three months ended March 31, 2022, Investor’s Business Daily.
Advertising revenues
Advertising revenues increased $17 million, or 20%, during the three months ended March 31, 2022 as compared to the corresponding period of fiscal 2021, driven by the $11 million increase in digital advertising revenues driven by higher average yields and the $6 million increase in print advertising revenues due to the ongoing recovery from COVID-19. Digital advertising represented 62% of advertising revenue for the three months ended March 31, 2022, as compared to 61% in the corresponding period of fiscal 2021.
Advertising revenues increased $63 million, or 23%, during the nine months ended March 31, 2022 as compared to the corresponding period of fiscal 2021. Digital advertising revenues increased by $38 million, driven by higher average yields, and represented 59% of advertising revenue for both the nine months ended March 31, 2022 and the corresponding period of fiscal 2021. The increase in advertising revenues was also due to the $25 million increase in print advertising revenues driven by the ongoing recovery from COVID-19.
Segment EBITDA
For the three months ended March 31, 2022, Segment EBITDA at the Dow Jones segment increased $6 million, or 7%, as compared to the corresponding period of fiscal 2021, including $5 million and $3 million contributions from the acquisitions of IBD and OPIS, respectively, primarily due to the increased revenues discussed above, partially offset by increased employee costs, $15 million of OPIS-related transaction costs and higher professional services fees.
For the nine months ended March 31, 2022, Segment EBITDA at the Dow Jones segment increased $64 million, or 24%, as compared to the corresponding period of fiscal 2021, including $15 million and $3 million contributions from the acquisitions of IBD and OPIS, respectively, primarily due to the increase in revenues discussed above, partially offset by increased employee costs, $19 million of OPIS-related transaction costs and higher professional services fees.
Book Publishing (22% of the Company’s consolidated revenues in both the nine months ended March 31, 2022 and 2021)

	For the three months ended March 31,				For the nine months ended March 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$497	$472	$25	5%	$1,615	$1,436	$179	12%
Other	18	18	—	—%	63	56	7	13%
Total Revenues	515	490	25	5%	1,678	1,492	186	12%
Operating expenses	(359)	(309)	(50)	(16)%	(1,137)	(960)	(177)	(18)%
Selling, general and administrative	(89)	(101)	12	12%	(282)	(277)	(5)	(2)%
Segment EBITDA	$67	$80	$(13)	(16)%	$259	$255	$4	2%
For the three months ended March 31, 2022, revenues at the Book Publishing segment increased $25 million, or 5%, as compared to the corresponding period of fiscal 2021, primarily driven by the $35 million contribution from the acquisition of HMH Books and Media in the fourth quarter of fiscal 2021 and strength from new releases such as Red-Handed by Peter Schweizer and The Paris Apartment by Lucy Foley, partially offset by a $14 million impact from lower sales of the Bridgerton series and lower sales in the Children’s and foreign language publishing categories. Digital sales decreased by 6% as compared to the corresponding period of fiscal 2021 due to lower e-book sales, partially offset by growth in downloadable audiobooks. Digital sales represented approximately 23% of consumer revenues during the three months ended March 31, 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $6 million, or 1%, for the three months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
For the three months ended March 31, 2022, Segment EBITDA at the Book Publishing segment decreased $13 million, or 16%, as compared to the corresponding period of fiscal 2021, including a $3 million contribution from the acquisition of HMH Books and Media, primarily due to higher manufacturing and freight costs related to the mix of titles and the impact from ongoing supply chain and inflationary pressures. These supply chain and inflationary pressures are expected to continue to impact the business in the near term.
For the nine months ended March 31, 2022, revenues at the Book Publishing segment increased $186 million, or 12%, as compared to the corresponding period of fiscal 2021, primarily driven by the $135 million contribution from the acquisition of HMH Books and Media in the fourth quarter of fiscal 2021, increased book sales in the U.K., higher revenues in the General Books category, which benefited from the releases of Twelve and a Half by Gary Vaynerchuk, The Pioneer Woman Cooks: Super Easy! by Ree Drummond and The Storyteller by Dave Grohl, and increased Christian Publishing sales driven by the ongoing recovery of certain distribution channels from COVID-19, partially offset by a $9 million impact from lower sales of the Bridgerton series. Digital sales increased by 2% as compared to the corresponding period of fiscal 2021 due to growth in downloadable audiobooks, partially offset by lower sales of e-books. Digital sales represented approximately 20% of consumer revenues during the nine months ended March 31, 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $2 million for the nine months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
For the nine months ended March 31, 2022, Segment EBITDA at the Book Publishing segment increased $4 million, or 2%, as compared to the corresponding period of fiscal 2021, including a $19 million contribution from the acquisition of HMH Books and Media, as the higher revenues discussed above were more than offset by higher manufacturing and freight costs related to increased sales volumes, the mix of titles and the impact from ongoing supply chain and inflationary pressures.
News Media (23% and 24% of the Company’s consolidated revenues in the nine months ended March 31, 2022 and 2021, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$285	$272	$13	5%	$850	$775	$75	10%
Advertising	232	212	20	9%	745	644	101	16%
Other	63	66	(3)	(5)%	199	191	8	4%
Total Revenues	580	550	30	5%	1,794	1,610	184	11%
Operating expenses	(315)	(311)	(4)	(1)%	(940)	(912)	(28)	(3)%
Selling, general and administrative	(226)	(231)	5	2%	(670)	(646)	(24)	(4)%
Segment EBITDA	$39	$8	$31	**	$184	$52	$132	**
** not meaningful
Revenues at the News Media segment increased $30 million, or 5%, for the three months ended March 31, 2022 as compared to the corresponding period of fiscal 2021. Advertising revenues increased $20 million as compared to the corresponding period of fiscal 2021, driven by digital advertising growth across key mastheads and higher revenues at Wireless Group. Circulation and subscription revenues increased $13 million as compared to the corresponding period of fiscal 2021, primarily due to higher content licensing revenues, mainly at News Corp Australia, digital subscriber growth across key mastheads and cover price increases, partially offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $25 million, or 5%, for the three months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
Segment EBITDA at the News Media segment improved by $31 million for the three months ended March 31, 2022 as compared to the corresponding period of fiscal 2021, primarily due to higher contributions from News Corp Australia of $25 million, Wireless Group of $6 million and News UK of $5 million mainly driven by the higher revenues described above, partially offset by costs associated with TalkTV. The Company expects to incur incremental costs of at least $20 million in the fourth quarter of fiscal 2022 compared to the prior year, relating to product investments across the segment, including TalkTV.
Revenues at the News Media segment increased $184 million, or 11%, for the nine months ended March 31, 2022 as compared to the corresponding period of fiscal 2021. Advertising revenues increased $101 million as compared to the corresponding period of fiscal 2021, driven by digital advertising growth across key mastheads, print advertising growth at News UK and higher revenues at Wireless Group. Circulation and subscription revenues increased $75 million as compared to the corresponding period of fiscal 2021, driven by higher content licensing revenues, primarily at News Corp Australia, digital subscriber growth across key mastheads and cover price increases, partially offset by print volume declines. Other revenues for the nine months ended March 31, 2022 increased $8 million as compared to the corresponding period of fiscal 2021, primarily driven by increased revenues at News Corp Australia, partially offset by lower revenues at News UK. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $6 million for the nine months ended March 31, 2022 as compared to the corresponding period of fiscal 2021.
Segment EBITDA at the News Media segment improved by $132 million for the nine months ended March 31, 2022 as compared to the corresponding period of fiscal 2021, primarily due to higher contributions from News Corp Australia of $86 million and News UK of $38 million mainly driven by the higher revenues described above, as well as increased contributions of $15 million and $10 million from Wireless Group and the New York Post, respectively, partially offset by costs associated with TalkTV.
News Corp Australia
Revenues were $255 million for the three months ended March 31, 2022, an increase of $6 million, or 2%, compared to revenues of $249 million in the corresponding period of fiscal 2021. Circulation and subscription revenues increased $8 million, primarily driven by higher content licensing revenues and digital subscriber growth, partially offset by the $8 million negative impact of foreign currency fluctuations. Advertising revenues decreased $5 million, driven by the $7 million negative impact of foreign currency fluctuations and lower print advertising revenues due to continued weakness in the print advertising market, partially offset by higher digital advertising revenues driven by higher impressions and the ongoing recovery from COVID-19.
Revenues were $796 million for the nine months ended March 31, 2022, an increase of $74 million, or 10%, compared to revenues of $722 million in the corresponding period of fiscal 2021. Circulation and subscription revenues increased $41 million, primarily driven by higher content licensing revenues and digital subscriber growth, partially offset by the $4 million negative impact of foreign currency fluctuations. Advertising revenues increased $13 million, primarily due to higher digital advertising revenues driven by higher impressions, partially offset by lower print advertising revenues due mainly to continued weakness in the print advertising market and the negative impact of COVID-19-related restrictions in the first quarter of fiscal 2022 and the $4 million negative impact of foreign currency fluctuations. Other revenues increased $20 million, primarily due to higher third-party printing and other services revenues.
News UK
Revenues were $244 million for the three months ended March 31, 2022, an increase of $9 million, or 4%, as compared to revenues of $235 million in the corresponding period of fiscal 2021. Advertising revenues increased $16 million, primarily due to higher digital advertising revenues, mainly at The Sun, and higher print advertising revenues, mainly at The Times, driven by the ongoing recovery of the advertising market from COVID-19, partially offset by the $2 million negative impact of foreign currency fluctuations. Circulation and subscription revenues increased $2 million, primarily driven by cover price increases and digital subscriber growth, partially offset by print volume declines and the $4 million negative impact of foreign currency fluctuations. Other revenues decreased $9 million, primarily due to lower brand partnership revenues.
Revenues were $751 million for the nine months ended March 31, 2022, an increase of $65 million, or 9%, as compared to revenues of $686 million in the corresponding period of fiscal 2021. Advertising revenues increased $52 million, primarily due to higher digital advertising revenues, mainly at The Sun, and higher print advertising revenues, mainly at The Times, driven by the ongoing recovery of the advertising market from COVID-19 and the $4 million positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $25 million, primarily driven by digital subscriber growth, cover price increases and the $8 million positive impact of foreign currency fluctuations, partially offset by print volume declines. Other revenues decreased $12 million, primarily due to lower brand partnership revenues.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of March 31, 2022, the Company’s cash and cash equivalents were $1.9 billion. The Company also has available borrowing capacity under its new Revolving Facility and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of March 31, 2022, the Company’s consolidated assets included $1,022 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $82 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company earns income outside the U.S., which is deemed to be permanently reinvested in certain foreign jurisdictions. The Company does not currently intend to repatriate these earnings. Should the Company require more capital in the U.S. than is generated by and/or available to its domestic operations, the Company could elect to transfer funds held in foreign jurisdictions. The transfer of funds from foreign jurisdictions may be cumbersome due to local regulations, foreign exchange controls and taxes. Additionally, the transfer of funds from foreign jurisdictions may result in higher effective tax rates and higher cash paid for income taxes for the Company.
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
Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a new Repurchase Program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock. The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Board of Directors in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of March 31, 2022, the remaining authorized amount under the Repurchase Program was approximately $873 million.
Stock repurchases commenced on November 9, 2021. During the three and nine months ended March 31, 2022, the Company repurchased and subsequently retired 2.5 million and 3.9 million shares of Class A Common Stock for approximately $54 million and $85 million, respectively, and 1.2 million and 1.9 million shares of Class B Common Stock for approximately $27 million and $42 million, respectively. The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the nine months ended March 31, 2021.
Dividends
In February 2022, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on April 13, 2022 to stockholders of record as of March 16, 2022. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—For the nine months ended March 31, 2022 versus the nine months ended March 31, 2021
Net cash provided by operating activities for the nine months ended March 31, 2022 and 2021 was as follows (in millions):

For the nine months ended March 31,	2022	2021
Net cash provided by operating activities	$1,030	$1,060
Net cash provided by operating activities decreased by $30 million for the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021. The decrease was primarily due to higher working capital, driven by higher employee bonus and equity-based compensation payments, payments related to one-time legal settlement costs and higher inventory purchases, as well as $22 million in higher interest payments, partially offset by higher Total Segment EBITDA.
Net cash used in investing activities for the nine months ended March 31, 2022 and 2021 was as follows (in millions):

For the nine months ended March 31,	2022	2021
Net cash used in investing activities	$(1,554)	$(346)
Net cash used in investing activities increased by $1,208 million for the nine months ended March 31, 2022, as compared to the nine months ended March 31, 2021. During the nine months ended March 31, 2022, the Company used $1,167 million of cash for acquisitions, of which $1,146 million related to the acquisition of OPIS on February 28, 2022, $315 million of cash for capital expenditures, of which $125 million related to Foxtel, and $99 million for investments.
During the nine months ended March 31, 2021, the Company used $253 million of cash for capital expenditures, of which $103 million related to Foxtel, and $91 million primarily for the acquisitions of REA India and Avail.
Net cash provided by (used in) financing activities for the nine months ended March 31, 2022 and 2021 was as follows (in millions):

For the nine months ended March 31,	2022	2021
Net cash provided by (used in) financing activities	$174	$(329)
Net cash provided by (used in) financing activities increased by $503 million for the nine months ended March 31, 2022, as compared to the nine months ended March 31, 2021. During the nine months ended March 31, 2022, the Company had new borrowings of $1,157 million primarily related to the 2022 Senior Notes, REA Group and Foxtel. The net cash provided by financing activities was partially offset by $662 million of borrowing repayments, primarily related to Foxtel’s 2019 Credit Facility and REA Group’s refinancing of its bridge facility, $125 million of stock repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program and dividend payments of $114 million to News Corporation stockholders and REA Group minority stockholders.
During the nine months ended March 31, 2021, the Company repaid $326 million of borrowings related to Foxtel and made dividend payments of $104 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities for the nine months ended March 31, 2021 was partially offset by new borrowings related to Foxtel of $165 million.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the nine months ended March 31,
	2022	2021
	(in millions)
Net cash provided by operating activities	$1,030	$1,060
Less: Capital expenditures	(315)	(253)
	715	807
Less: REA Group free cash flow	(184)	(114)
Plus: Cash dividends received from REA Group	87	69
Free cash flow available to News Corporation	$618	$762
Free cash flow available to News Corporation decreased by $144 million in the nine months ended March 31, 2022 to $618 million from $762 million in the corresponding period of fiscal 2021, primarily due to higher capital expenditures and lower net cash provided by operating activities as discussed above, partially offset by higher dividends received from REA Group.
Borrowings
As of March 31, 2022, the Company, certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $2.8 billion, including the current portion and finance lease liabilities. Both the Foxtel Group and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.
News Corp Borrowings
As of March 31, 2022, the Company had borrowings of $1,479 million, which consisted of the carrying value of its 2021 Senior Notes and 2022 Senior Notes.
In February 2022, the Company issued $500 million of senior notes due 2032. The 2022 Senior Notes bear interest at a fixed rate of 5.125% per annum, payable in cash semi-annually on February 15 and August 15 of each year, commencing on August 15, 2022. The notes will mature on February 15, 2032.
The 2022 Senior Notes are the senior unsecured obligations of the Company and rank equally in right of payment with the Company’s existing and future senior debt, including the 2021 Senior Notes and its term loan A and revolving credit facilities, which are described below. The Company may redeem all or a part of the 2022 Senior Notes upon payment of the redemption prices and applicable premiums, if any, set forth in the indenture governing the 2022 Senior Notes (the “Indenture”), plus any accrued and unpaid interest. In addition, prior to February 15, 2025, the Company may redeem up to 40% of the aggregate principal amount of the 2022 Senior Notes with the net cash proceeds of certain equity offerings at the redemption price set forth in the Indenture, plus any accrued and unpaid interest. In the event of specified change in control events, the Company must offer to purchase the outstanding 2022 Senior Notes from the holders at a purchase price equal to 101% of the principal amount, plus any accrued and unpaid interest.
There are no financial maintenance covenants with respect to the 2022 Senior Notes. The Indenture contains other covenants that, among other things and subject to certain exceptions, (i) limit the Company’s ability and the ability of its subsidiaries to incur any liens securing indebtedness for borrowed money and (ii) limit the Company’s ability to consolidate or merge with or into another person or sell or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries (taken as a whole).
Foxtel Group Borrowings
As of March 31, 2022, the Foxtel Debt Group had (i) borrowings of approximately $935 million, including the full drawdown of its 2019 Term Loan Facility, amounts outstanding under the 2019 Credit Facility and 2017 Working Capital Facility, its outstanding U.S. private placement senior unsecured notes and amounts outstanding under the Telstra Facility (described below), and (ii) total undrawn commitments of A$339 million available under the 2017 Working Capital Facility and 2019 Credit Facility.
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
REA Group Borrowings
As of March 31, 2022, REA Group had (i) borrowings of approximately $310 million, consisting of amounts outstanding under its 2022 Credit Facility (as defined below), and (ii) A$187 million of undrawn commitments available under its 2022 Credit Facility.
During the nine months ended March 31, 2022, REA Group completed a debt refinancing in which it repaid all amounts outstanding under its 2021 Bridge facility with the proceeds from a new A$600 million unsecured syndicated credit facility (the “2022 Credit Facility”) consisting of two sub-facilities: (i) a three year, A$400 million revolving loan facility (the “2022 Credit facility — tranche 1”) and (ii) a four year, A$200 million revolving loan facility (the “2022 Credit facility — tranche 2”).
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
Term Loan A and Revolving Credit Facilities
On March 29, 2022, the Company terminated its existing unsecured $750 million revolving credit facility and entered into a new credit agreement (the “2022 Credit Agreement”) that provides for $1,250 million of unsecured credit facilities comprised of a $500 million unsecured term loan A credit facility (the “Term A Facility” and the loans under the Term A Facility are collectively referred to as “Term A Loans”) and a $750 million unsecured revolving credit facility (the “Revolving Facility” and, together with the Term A Facility, the “Facilities”) that can be used for general corporate purposes. The Revolving Facility has a sublimit of $100 million available for issuances of letters of credit. Under the 2022 Credit Agreement, the Company may request increases with respect to either Facility in an aggregate principal amount not to exceed $250 million.
The Term A Loans will amortize in equal quarterly installments in an aggregate annual amount equal to 0.0%, 2.5%, 2.5%, 5.0% and 5.0%, respectively, of the original principal amount of the Term A Facility for each 12-month period commencing on June 30, 2022. The loans under the Revolving Facility will not amortize. All amounts under the 2022 Credit Agreement with respect to the Facilities are due on March 31, 2027, unless earlier terminated in the circumstances set forth in the 2022 Credit Agreement. The Company may request that the maturity date of the Term A Facility be extended under certain circumstances as set forth in the 2022 Credit Agreement by at least one year. The Company may also request that the maturity date of the revolving credit commitments under the Revolving Facility be extended under certain circumstances as set forth in the 2022 Credit Agreement for up to two additional one-year periods.
Interest on borrowings is based on either (a) an Alternative Currency Term Rate formula, (b) a Term SOFR formula, (c) an Alternative Currency Daily Rate formula ((a) through (c) each, a “Relevant Rate”) or (d) the Base Rate formula, each as set forth in the 2022 Credit Agreement. The applicable margin for borrowings under the Facilities and the commitment fee for undrawn balances under the Revolving Facility are based on the pricing grid in the 2022 Credit Agreement, which varies based on the Company’s adjusted operating income net leverage ratio. At inception, the Company was paying a commitment fee of 0.20% on any undrawn balance under the Revolving Facility and, with respect to any outstanding borrowings under the Facilities, an applicable margin of 0.375% for a Base Rate borrowing and 1.375% for a Relevant Rate borrowing.
The 2022 Credit Agreement requires the Company to maintain an adjusted operating income net leverage ratio of not more than 3.0 to 1.0, subject to certain adjustments following a material acquisition, and a net interest coverage ratio of not less than 3.0 to 1.0.
During the three months ended March 31, 2022, the Company entered into an interest rate swap derivative with a $500 million notional amount to exchange the floating rate interest component of its Term A Loans for a fixed rate of 2.083%. This interest rate swap derivative meets the criteria for cash flow hedge accounting. Refer to Note 8—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements for further detail.
The Company borrowed the full amount of the Term A Facility on March 31, 2022 (during the fourth quarter of fiscal 2022) and had not borrowed any funds under the Revolving Facility as of that date.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at March 31, 2022.
See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including certain information about interest rates and maturities related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. As a result of the issuance of the 2022 Senior Notes during the three months ended March 31, 2022, the Company has presented its commitments associated with its borrowings and the related interest payments in the table below. See Note 6—Borrowings in the accompanying Consolidated Financial Statements. The Company’s remaining commitments as of March 31, 2022 have not changed significantly from the disclosures included in the 2021 Form 10-K.

	As of March 31, 2022
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Borrowings(a)	2,740	276	864	9	1,591
Interest payments on borrowings(b)	657	104	180	143	230
Total commitments and contractual obligations	$3,397	$380	$1,044	$152	$1,821
________________________
(a)See Note 6—Borrowings in the accompanying Consolidated Financial Statements. The table above does not include amounts related to the Company’s Term A Loan, as the amounts were drawn during the fourth quarter of fiscal 2022.
(b)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at March 31, 2022. Such rates are subject to change in future periods. See Note 6—Borrowings in the accompanying Consolidated Financial Statements.
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
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 10—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in the 2021 Form 10-K, as supplemented by the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2021.
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
The following table details our monthly share repurchases during the three months ended March 31, 2022:

	Total Number of Shares Purchased - Class A(a)	Total Number of Shares Purchased - Class B(a)	Average Price Paid Per Share - Class A(b)	Average Price Paid Per Share - Class B(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	(in millions, except per share amounts)
December 27, 2021 - January 23, 2022	0.8	0.4	$22.45	$22.68	1.2	$928
January 24, 2022 - February 27, 2022	1.0	0.4	$22.11	$22.26	1.4	$900
February 28, 2022 - March 27, 2022	0.7	0.4	$21.61	$21.89	1.1	$873
Total	2.5	1.2	$22.05	$22.27	3.7
(a) The Company has not made any repurchases of Common Stock other than in connection with the publicly announced stock repurchase program described above.
(b) Amounts exclude fees, commissions or other costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
(a) Exhibits.

4.1
Indenture, dated February 11, 2022, between the Company and U.S. Bank Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on February 14, 2022.)

4.2
Form of 5.125% Senior Notes due 2032. (Incorporated by reference to Exhibit 4.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on February 14, 2022.)

10.1
Credit Agreement, dated as of March 29, 2022, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on March 30, 2022.)

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three and nine months ended March 31, 2022 and 2021 (unaudited); (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2022 and 2021 (unaudited); (iii) Consolidated Balance Sheets as of March 31, 2022 (unaudited) and June 30, 2021 (audited); (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2021 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: May 6, 2022