Form 10-K
period 2022-06-30
NEWS CORP
filed 2022-08-12
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 23, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $8,701,540,846, based upon the closing price of $22.33 per share as quoted on The Nasdaq Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $2,735,634,759, based upon the closing price of $22.55 per share as quoted on The Nasdaq Stock Market on that date.
As of August 5, 2022, 385,597,969 shares of Class A Common Stock and 195,823,823 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I
ITEM 1. BUSINESS
OVERVIEW
The Company
News Corporation (the “Company,” “News Corp,” “we,” “us,” or “our”) is a global diversified media and information services company focused on creating and distributing authoritative and engaging content and other products and services to consumers and businesses throughout the world. The Company comprises businesses across a range of media, including digital real estate services, subscription video services in Australia, news and information services and book publishing, that are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal, Barron’s, Dow Jones, The Australian, Herald Sun, The Sun, The Times, HarperCollins Publishers, Foxtel, FOX SPORTS Australia, realestate.com.au, Realtor.com®, talkSPORT, OPIS and many others.
The Company’s commitment to premium content makes its properties a premier destination for news, information, sports, entertainment and real estate. The Company distributes its content and other products and services to consumers and customers across an array of digital platforms including websites, mobile apps, smart TVs, social media, e-book devices and streaming audio platforms, as well as traditional platforms such as print, television and radio. The Company’s focus on quality and product innovation has enabled it to capitalize on the shift to digital consumption to deliver its content and other products and services in a more engaging, timely and personalized manner and create opportunities for more effective monetization, including new licensing and partnership arrangements and digital offerings that leverage the Company’s existing content rights. The Company is pursuing multiple strategies to further exploit these opportunities, including leveraging global audience scale and valuable data and sharing technologies and practices across geographies and businesses.
The Company’s diversified revenue base includes recurring subscriptions, circulation sales, advertising sales, sales of real estate listing products, licensing fees and other consumer product sales. Headquartered in New York, the Company operates primarily in the United States, Australia and the U.K., with its content and other products and services distributed and consumed worldwide. The Company’s operations are organized into six reporting segments: (i) Digital Real Estate Services; (ii) Subscription Video Services; (iii) Dow Jones; (iv) Book Publishing; (v) News Media; and (vi) Other, which includes the Company’s general corporate overhead expenses, costs related to the U.K. Newspaper Matters (as defined in Note 16—Commitments and Contingencies in the accompanying Consolidated Financial Statements) and expenses associated with the Company’s cost reduction initiatives.
The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Fiscal 2022, fiscal 2021 and fiscal 2020 included 53, 52 and 52 weeks, respectively. Unless otherwise noted, all references to the fiscal periods ended June 30, 2022, June 30, 2021 and June 30, 2020 relate to the fiscal periods ended July 3, 2022, June 27, 2021 and June 28, 2020, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.
Corporate Information
News Corporation is a Delaware corporation originally organized on December 11, 2012 in connection with its separation from Twenty-First Century Fox, Inc., which was completed on June 28, 2013. Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Annual Report”) to the “Company,” “News Corp,” “we,” “us,” or “our” means News Corporation and its subsidiaries. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 416-3400. The Company’s Class A and Class B Common Stock are listed on The Nasdaq Global Select Market under the trading symbols “NWSA” and “NWS,” respectively, and CHESS Depositary Interests representing the Company’s Class A and Class B Common Stock are listed on the Australian Securities Exchange (“ASX”) under the trading symbols “NWSLV” and “NWS,” respectively. More information regarding the Company is available on its website at www.newscorp.com, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available, free of charge, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on the Company’s website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings it makes with the SEC.
Special Note Regarding Forward-Looking Statements
This document and any documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,”

“anticipate,” “predict,” “believe,” “should” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the Company’s strategy and strategic initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the Consolidated Financial Statements of News Corporation (the “Financial Statements”) and related notes set forth elsewhere in this Annual Report.
BUSINESS OVERVIEW
The Company’s six reporting segments are described below.

	For the fiscal year ended June 30, 2022
	Revenues	Segment EBITDA
	(in millions)
Digital Real Estate Services	$1,741	$574
Subscription Video Services	2,026	360
Dow Jones	2,004	433
Book Publishing	2,191	306
News Media	2,423	217
Other	—	(221)
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
Property and Property-Related Advertising and Services
REA Group advertises property and property-related services on its websites and mobile apps across Australia. REA Group’s Australian operations include leading residential, commercial and share property websites realestate.com.au, realcommercial.com.au and Flatmates.com.au, as well as property research site Property.com.au. Additionally, REA Group operates media display and data services businesses, serving the display media market and markets adjacent to property, respectively. For the year ended June 30, 2022, average monthly visits to realestate.com.au were more than 124.1 million. Launches of the realestate.com.au app increased 7% to 59 million average monthly launches in fiscal 2022 as compared to the prior year, with consumers spending almost four times longer on the app than any other property app in Australia according to Nielsen Digital Media Ratings. Realcommercial.com.au remains Australia’s leading commercial property site across website and app. In fiscal 2022, the realcommercial.com.au app was launched 20.2 times more than the nearest competitor, and consumers spent 19.4 times longer on the realcommercial.com.au app based on Nielsen Digital Media Ratings data. Flatmates.com.au is the largest site for share accommodation in Australia, with average monthly visits of 3.2 million and more than 360,000 new members during fiscal 2022.
Realestate.com.au and realcommerical.com.au derive the majority of their revenue from their core property advertising listing products and monthly advertising subscriptions from real estate agents and property developers. Realestate.com.au and realcommercial.com.au offer a product hierarchy which enables real estate agents and property developers to upgrade listing advertisements to increase their prominence on the site, as well as a variety of targeted products, including media display advertising products. Flatmates.com.au derives the majority of its revenue from advertising listing products and membership fees. The media business offers unique advertising opportunities on REA Group’s websites to property developers and other relevant markets, including utilities and telecommunications, insurance, finance, automotive and retail. REA Group also provides residential property data services to the financial sector through its Proptrack data services business, primarily on a monthly subscription basis.
REA Group’s international operations consist of digital property assets in Asia, including a wholly-owned property portal in China, a 73.3% interest in Elara Technologies Pte. Ltd. (which was rebranded to REA India), a leading digital real estate services provider in India that owns and operates PropTiger.com and Housing.com (News Corp holds a 26.6% interest in REA India), and a 17.5% interest in PropertyGuru Pte. Ltd., a leading digital property technology company operating marketplaces in Southeast Asia and listed on the New York Stock Exchange. REA Group’s other assets include a 20% interest in Move, as referenced above. REA Group’s international businesses derive the majority of their revenue from their property advertising listing products and monthly advertising subscriptions from real estate agents and property developers.
Financial Services
REA Group’s financial services business encompasses an end-to-end digital property search and financing experience and mortgage broking services primarily under its Mortgage Choice brand. REA Group has continued to execute on its financial services strategy by growing its nationwide broker network and developing innovative products and partnerships, including a digital loan application with Ubank (a division of National Australia Bank Limited). The financial services business generates revenue primarily through fees and commissions from lenders, mortgage brokers and other customers.
Move
Move is a leading provider of digital real estate services in the U.S. Move primarily operates Realtor.com®, a premier real estate information, advertising and services platform, under a perpetual agreement and trademark license with the National Association of Realtors® (“NAR”). Through Realtor.com®, consumers have access to over 145 million properties across the U.S., including an extensive collection of homes, properties and apartments listed and displayed for sale or for rent and a large database of “off-market” properties. Realtor.com® and its related mobile apps display nearly 100% of all Multiple Listing Services (“MLS”)-listed, for-sale and rental properties in the U.S., which are primarily sourced directly from relationships with MLSs across the country. Realtor.com® also sources new construction and rental listing content from a variety of sources, including directly from homebuilders and landlords, as well as from listing aggregators. Approximately 96% of its for-sale listings are updated at least every 10 minutes, on average, with the remaining listings updated daily. Realtor.com®’s content attracts a large and highly engaged consumer audience. Based on internal data, Realtor.com® and its mobile sites had approximately 93 million average monthly unique users during the quarter ended June 30, 2022. See “Part I. Business—Explanatory Note Regarding Certain Metrics.”
Realtor.com® generates the majority of its revenues through the sale of listing advertisement and lead generation products, including ConnectionsSM Plus, Market VIPSM, AdvantageSM Pro and Sales BuilderSM, as well as its real estate referral-based service ReadyConnect ConciergeSM. Listing advertisement and lead generation products allow real estate agents, brokers and homebuilders to enhance, prioritize and connect with consumers on for-sale property listings within the Realtor.com® website and mobile apps. Listing advertisement and lead generation products are typically sold on a subscription basis. The real estate referral-based business model, as well as the Market VIPSM lead generation product, leverage Move’s proprietary technology and platform to connect real estate professionals and other service providers, such as lenders and insurance companies, to pre-vetted consumers who have submitted inquiries via the Realtor.com® website and mobile apps, as well as other online sources. The real estate referral-based services that connect real estate agents and brokers with these consumers typically generate fees upon completion of the associated real estate transaction, while the referral-based services that give other service providers, including lenders and insurance companies, access to the same highly qualified home shoppers are generally provided on a subscription basis. Realtor.com® also derives revenue from sales of non-listing advertisement, or Media, products to real estate, finance, insurance, home improvement and other professionals that enable those professionals to connect with Realtor.com®’s highly engaged and valuable consumer audience. Media products include sponsorships, display advertisements, text links, directories and other advertising and lead generation services. Non-listing advertisement pricing models include cost per thousand, cost per click, cost per unique user and subscription-based sponsorships of specific content areas or targeted geographies.
In addition to Realtor.com®, Move also offers online tools and services to do-it-yourself landlords and tenants, including Avail, a platform that improves the renting experience for do-it-yourself landlords and tenants with online tools, educational content and world-class support. Avail employs a variety of pricing models, including subscription fees, as well as fixed- or variable-pricing models.
The Company’s digital real estate services businesses operate in highly competitive markets that are evolving rapidly in response to new technologies, business models, product and service offerings and changing consumer and customer preferences. The success of these businesses depends on their ability to provide products and services that are useful for consumers, real estate, mortgage and other related services professionals, homebuilders and landlords and attractive to their advertisers, the breadth, depth and accuracy of information they provide and brand awareness and reputation. These businesses compete primarily with companies that provide real-estate focused technology, products and services in their respective geographic markets, including other real estate and property websites in Australia, the United States and Asia.
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
The Foxtel Group
The Foxtel Group is the largest Australian-based subscription television provider, with a suite of offerings targeting a wide range of consumers. These include (i) its Foxtel premium pay-TV aggregation and Foxtel Now streaming services, which deliver approximately 200 channels1, including a number of owned and operated channels, covering sports, general entertainment, movies, documentaries, music, children’s programming and news, and (ii) its sports, entertainment and recently launched news aggregation streaming services, Kayo Sports, BINGE and Flash. Through both its owned and operated and licensed channels on Foxtel, as well as Foxtel Now and Kayo Sports, the Foxtel Group broadcasts and streams approximately 30,000 hours of live sports programming each year, encompassing both live national and international licensed sports events such as National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. Live sports programming also includes other featured original and licensed premium sports content tailored to the Australian market such as events from ESPN and beIN Sports. Entertainment content provided by the Foxtel Group through the Foxtel, Foxtel Now and BINGE services includes television programming from Warner Bros. Discovery, FOX, NBCUniversal, Paramount Global and BBC Studios, as well as Foxtel-produced original dramas and lifestyle shows.
The Foxtel Group’s content is available through channels and on-demand and is currently distributed to broadcast subscribers using cable networks accessed through Telstra, Optus’s satellite platform or internet delivery via Foxtel’s set-top boxes, including the iQ4 and iQ5 (satellite and internet only). The Foxtel Group intends to migrate all broadcast subscribers to satellite or internet delivery by June 2023. Broadcast subscribers can also access Foxtel’s content using Foxtel GO, a companion service app on mobile devices. In addition, the Foxtel Group offers video content via the internet through its Kayo Sports, BINGE, Foxtel Now and Flash streaming services, which are available on a number of devices. The Foxtel Group also offers a bundled broadband product, which consists of Foxtel’s broadcast pay-TV service, sold together with an unlimited broadband service (predominantly on the National Broadband Network), and an option for customers to add home phone services. In addition to its subscription television services, the Foxtel Group operates FOX SPORTS Australia, the leading producer of live sports programming in Australia, foxsports.com.au, a leading general sports news website in Australia, and Watch NRL and Watch AFL, subscription services that provide live streaming and on-demand replays of National Rugby League and Australian Football League matches internationally.
The Foxtel Group generates revenue primarily through subscription revenue from its pay-TV and streaming services as well as advertising revenue. The Foxtel Group’s business generally is not highly seasonal, though subscribers and results can fluctuate due to the timing and mix of its local and international sports programming. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding certain key performance indicators for the Foxtel Group.
The Foxtel Group competes primarily with a variety of other video content providers, such as traditional Free To Air (“FTA”) TV operators in Australia, including the three major commercial FTA networks and two major government-funded FTA broadcasters, and content providers that deliver video programming over the internet to televisions, computers, and mobile and other devices.
1 Channel count includes standard definition channels, high definition versions of those channels, audio channels and 4K Ultra HD channels.

These providers include Internet Protocol television, or IPTV, subscription video-on-demand, or SVOD, and broadcast video-on-demand, or BVOD, services; streaming services offered through digital media providers; as well as programmers and distributors that provide content, including smaller, lower-cost or free programming packages, directly to consumers over the internet. The Company believes that the Foxtel Group’s premium service and exclusive content, wide array of products and services, set-top box features that enable subscribers to record, rewind, discover and watch content, its integration of third-party apps and its investment in On Demand capability and programming enable it to offer subscribers a compelling alternative to its competitors. Its streaming services, including Kayo Sports, BINGE, Foxtel Now and Flash, provide a diversified portfolio of subscription television services that allow the Foxtel Group to provide services targeted at a wide range of Australian consumers.
Australian News Channel
ANC operates nine channels and has carriage rights for two additional channels in Australia featuring the latest in news, politics, sports, entertainment, public affairs, business and weather. ANC is licensed by Sky International AG to use Sky trademarks and domain names in connection with its operation and distribution of channels and services. ANC’s channels consist of Fox Sports News, Sky News Live, Sky News Weather, Sky News Extra, Sky News Extra 1, Sky News Extra 2, Sky News Extra 3, Sky News New Zealand and Sky News Regional. ANC channels are distributed throughout Australia and New Zealand and available on Foxtel and Sky Network Television NZ. Sky News Regional is available on the regional FTA WIN and Southern Cross Austereo networks in Australia. ANC also owns and operates the international Australia Channel IPTV service and offers content across a variety of digital media platforms, including web, mobile and third party providers. ANC primarily generates revenue through monthly affiliate fees received from pay-TV providers and advertising.
ANC competes primarily with other news providers in Australia and New Zealand via its subscription television channels, third party content arrangements and free domain website. Its Australia Channel IPTV service also competes against subscription-based streaming news providers in regions outside of Australia and New Zealand.
Dow Jones
The Company's Dow Jones segment is a global provider of news and business information, which distributes its content and data through a variety of owned and off-platform media channels including newspapers, newswires, websites, mobile apps, newsletters, magazines, proprietary databases, live journalism, video and podcasts. This segment consists of the Dow Jones business, whose products target individual consumers and enterprise customers and include The Wall Street Journal, Barron’s, MarketWatch, Investor’s Business Daily, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires and OPIS. The Dow Jones segment’s revenue is diversified across business-to-consumer and business-to-business subscriptions, circulation, advertising, including custom content and sponsorships, licensing fees for its print and digital products and participation fees for its live journalism events. Advertising revenues at the Dow Jones segment are subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season.
Consumer Products
Through its premier brands and authoritative journalism, the Dow Jones segment’s products targeting individual consumers provide insights, research and understanding that enable consumers to stay informed and make educated financial decisions. As consumer preferences for content consumption evolve, the Dow Jones segment continues to capitalize on new digital distribution platforms, technologies and business models for these products, including distribution of content through licensing arrangements with third party subscription and non-subscription platform providers such as Apple News and Google, which is referred to as off-platform distribution. With a focus on the financial markets, investing and other professional services, many of these products offer advertisers an attractive consumer demographic. Products targeting consumers include the following:
•The Wall Street Journal (WSJ). WSJ, Dow Jones’s flagship product, is available in print, online and across multiple mobile devices. WSJ covers national and international news and provides analysis, commentary, reviews and opinions on a wide range of topics, including business developments and trends, economics, financial markets, investing, science and technology, lifestyle, culture, consumer products and sports. WSJ’s print products are printed at plants located around the U.S., including both owned and third-party facilities. WSJ’s digital products offer both free content and premium, subscription-only content and are comprised of WSJ.com, WSJ mobile products, including a responsive design website and mobile apps (WSJ Mobile), and live and on-demand video through WSJ.com and other platforms such as YouTube, internet-connected television and set-top boxes (WSJ Video), as well as podcasts. For the year ended June 30, 2022, WSJ Mobile (including WSJ.com accessed via mobile devices, as well as apps, and excluding off-platform distribution) accounted for approximately 69% of visits to WSJ’s digital news and information products according to Adobe Analytics.

•Barron’s Group. The Barron’s Group focuses on Dow Jones consumer brands outside of The Wall Street Journal franchise, including Barron’s and MarketWatch, among other properties.
Barron’s. Barron’s, which is available to subscribers in print, online and on multiple mobile devices, delivers news, analysis, investigative reporting, company profiles and insightful statistics for investors and others interested in the investment world.
MarketWatch. MarketWatch is an investing and financial news website targeting active investors. It also provides real-time commentary and investment tools and data. Products include mobile apps and a responsive design website, and revenue is generated through the sale of advertising, as well as its premium digital subscription service.
•Investor’s Business Daily (IBD). IBD provides investing content, analytical products and educational resources to subscribers in print and online, as well as through mobile apps and video. IBD’s services include the Investors.com website, the MarketSmith and LeaderBoard market research and analysis tools and a weekly print publication.
•The Wall Street Journal Digital Network (WSJDN). WSJDN offers advertisers the opportunity to reach Dow Jones’s audience across a number of brands, including WSJ, Barron’s and MarketWatch. WSJDN does not include IBD.
•Live Journalism. The Dow Jones segment offers a number of in-person and virtual conferences and events each year. These live journalism events offer advertisers and sponsors the opportunity to reach a select group of influential leaders from industry, finance, government and policy. Many of these programs also earn revenue from participation fees charged to attendees.
The following table provides information regarding average daily subscriptions (excluding off-platform distribution) during the three months ended June 30, 2022 for certain Dow Jones segment consumer products and for all consumer subscription products:

(in 000’s)	The Wall Street Journal(1)	Barron’s Group(1)(2)	Total Consumer(1)(3)
Digital-only subscriptions(4)(5)	3,095	848	4,029
Print subscriptions(4)(5)	654	190	869
Total subscriptions(4)	3,749	1,038	4,898
________________________
(1)Based on internal data for the period from March 28, 2022 to July 3, 2022, with independent verification procedures performed by PricewaterhouseCoopers LLP UK.
(2)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(3)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
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
The following table provides information regarding the digital platforms (excluding off-platform distribution) for certain Dow Jones segment consumer products:

	FY2022 Average Monthly Visits(1)	FY2022 Average Monthly Page Views(2)	FY2022 Average Monthly Unique Users(3)
WSJ	143 million	433 million	66 million
MarketWatch	108 million	262 million	53 million
Total Consumer(4)	282 million	762 million	139 million

________________________
(1)Includes visits via websites and mobile apps based on Adobe Analytics for the 12 months ended June 30, 2022.
(2)Includes page views via websites and mobile apps based on Adobe Analytics for the 12 months ended June 30, 2022.
(3)Includes aggregate unique users accessing websites and mobile apps based on Adobe Analytics for the 12 months ended June 30, 2022. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for more information regarding the calculation of unique users.

(4)Total Consumer consists of WSJDN and IBD.
Professional Information Products
The Dow Jones segment’s professional information products, which target enterprise customers, combine news and information with technology and tools that inform decisions and aid awareness, research and understanding. These products consist of its Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires and OPIS products. Specific products include the following:
•Factiva. Factiva is a leading provider of global business content, built on an archive of important original and licensed publishing sources. Factiva offers content from approximately 33,000 global news and information sources from over 200 countries and territories and in 29 languages. This combination of business news and information, plus sophisticated tools, helps professionals find, monitor, interpret and share essential information. As of June 30, 2022, there were approximately 1.0 million activated Factiva users, including both institutional and individual accounts.
•Dow Jones Risk & Compliance. Dow Jones Risk & Compliance products provide data solutions for customers focused on anti-bribery and corruption, anti-money laundering, counter terrorism financing, monitoring embargo and sanction lists and other compliance requirements. Dow Jones’s solutions allow customers to filter their business transactions and third parties against its data to identify regulatory, corporate and reputational risk, and request follow-up reports to conduct further due diligence. Products include online risk data and negative news searching tools such as RiskCenter Financial Crime Search and RiskCenter Financial Crime Screening and Monitoring for bulk screening and RiskCenter Trade Compliance for trade finance-related checks on dual-use goods. Dow Jones also provides an online solution for supplier risk assessment, RiskCenter Third Party, which provides customers with automated risk and compliance checks via questionnaires and embedded scoring. Feed services include PEPs (politically exposed persons), Sanctions, Adverse Media and other Specialist Lists. In addition, Dow Jones produces customized Due Diligence Reports to assist its customers with regulatory compliance.
•Dow Jones Newswires. Dow Jones Newswires distributes real-time business news, information, analysis, commentary and statistical data to financial professionals and investors worldwide. It publishes, on average, over 16,000 news items each day, which are distributed via Dow Jones’s market data platform partners, including Bloomberg and FactSet, as well as trading platforms and websites reaching hundreds of thousands of financial professionals. This content also reaches millions of individual investors via customer portals and the intranets of brokerage and trading firms, as well as digital media publishers. Dow Jones Newswires is also used as an input for algorithms supporting automated trading.
•Oil Price Information Service (OPIS). OPIS, which was acquired in the second half of fiscal 2022, provides pricing data, news, analysis, software and events relating to energy commodities, including crude oil, refined products, petrochemicals, natural gas liquids, coal, metals, renewables, Renewable Identification Numbers and carbon credits. OPIS also provides pricing data, insights, analysis and forecasting for key base chemicals through its Chemical Market Analytics business (formerly Base Chemicals).
The Dow Jones segment’s businesses compete with a wide range of media and information businesses, including print publications, digital media and information services.
The Dow Jones segment’s consumer products, including its newspapers, magazines, digital publications, podcasts and video, compete for consumers, audience and advertising with other local and national newspapers, web and app-based media, news aggregators, customized news feeds, search engines, blogs, magazines, investment tools, social media sources, podcasts and event producers, as well as other media such as television, radio stations and outdoor displays. Competition for subscriptions and circulation is based on news and editorial content, data and analytics content in research tools, subscription pricing, cover price and, from time to time, various promotions. Competition for advertising is based upon advertisers’ judgments as to the most effective media for their advertising budgets, which is in turn based upon various factors, including circulation volume, readership levels, audience demographics, advertising rates, advertising effectiveness and brand strength and reputation. As a result of rapidly changing and evolving technologies, distribution platforms and business models, and corresponding changes in consumer behavior, the consumer-focused businesses within the Dow Jones segment continue to face increasing competition for both circulation and advertising revenue, including from a variety of alternative news and information sources, as well as programmatic advertising buying channels and off-platform distribution of its products. Shifts in consumer behavior require the Company to continually innovate and improve upon its own products, services and platforms in order to remain competitive. The Company believes that these changes will continue to pose opportunities and challenges, and that it is well positioned to leverage its global reach, brand recognition and proprietary technology to take advantage of the opportunities presented by these changes.

The Dow Jones segment’s professional information products that target enterprise customers compete with various information service providers, compliance data providers, global financial newswires and energy and commodities pricing and data providers, including Reuters News, RELX (including LexisNexis and ICIS), Refinitiv, S&P Global, DTN and Argus Media, as well as many other providers of news, information and compliance data.
Book Publishing
The Company’s Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world based on global revenue, with operations in 17 countries. HarperCollins publishes and distributes consumer books globally through print, digital and audio formats. Its digital formats include e-books and downloadable audio books for a variety of mobile devices. HarperCollins owns more than 120 branded imprints, including Harper, William Morrow, Mariner, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson.
HarperCollins publishes works by well-known authors such as Harper Lee, George Orwell, Agatha Christie and Zora Neale Hurston, as well as global author brands including J.R.R. Tolkien, C.S. Lewis, Daniel Silva, Karin Slaughter and Dr. Martin Luther King, Jr. It is also home to many beloved children’s books and authors, including Goodnight Moon, Curious George, Little Blue Truck, Pete the Cat and David Walliams. In addition, HarperCollins has a significant Christian publishing business, which includes the NIV Bible, Jesus Calling and author Max Lucado. HarperCollins’ print and digital global catalog includes more than 250,000 publications in different formats, in 16 languages, and it licenses rights for its authors’ works to be published in more than 50 languages around the world. HarperCollins publishes fiction and nonfiction, with a focus on general, children’s and religious content. Additionally, in the U.K., HarperCollins publishes titles for the equivalent of the K-12 educational market.
As of June 30, 2022, HarperCollins offered approximately 140,000 publications in digital formats, and nearly all of HarperCollins’ new titles, as well as the majority of its entire catalog, are available as e-books. Digital sales, comprising revenues generated through the sale of e-books as well as downloadable audio books, represented approximately 21% of global consumer revenues for the fiscal year ended June 30, 2022. With the widespread adoption of electronic formats by consumers, HarperCollins is publishing a number of titles in digital formats before, or instead of, publishing a print edition.
During fiscal 2022, HarperCollins U.S. had 229 titles on the New York Times print and digital bestseller lists, with 36 titles hitting number one, including The Boy, The Mole, The Fox and The Horse by Charlie Mackesy, The Cellist by Daniel Silva, The Hate U Give by Angie Thomas, Finding Me by Viola Davis, The Storyteller by Dave Grohl, The Stranger in the Lifeboat by Mitch Albom, The One and Only Ivan by Katherine Applegate, They Both Die at The End by Adam Silvera, Gallant by V.E. Schwab, Little Blue Truck’s Valentine by Alice Schertle, Red-Handed by Peter Schweiser, The Pioneer Woman Cooks – Super Easy! by Ree Drummond, The Mothers and Daughters of the Bible Speak by Shannon Bream, The Paris Apartment by Lucy Foley, All American Christmas by Rachel Campos-Duffy and Sean Duffy and To Rescue the Republic by Bret Baier with Catherine Whitney.
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
News Media
The Company’s News Media segment consists primarily of News Corp Australia, News UK and the New York Post. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Virgin Radio, the Company’s recently launched TalkTV, which is available on multiple platforms including linear television and streaming, and Storyful, a social media content agency that enables the Company to source real-time video content through social media platforms. The News Media segment generates revenue primarily through circulation and subscription sales of its print and digital products and sales of print and digital advertising. Advertising revenues at the News Media segment are subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies.
News Corp Australia
News Corp Australia is one of the leading news and information providers in Australia by readership, with both print and digital mastheads covering a national, regional and suburban footprint. During the year ended March 31, 2022, its daily, Sunday, weekly and bi-weekly newspapers were read by 4.5 million Australians on average every week. In addition, its digital mastheads are among the leading digital news properties in Australia based on monthly unique audience data and had approximately 882,000 aggregate digital closing subscribers as of June 30, 2022.
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
The following table provides information regarding key properties within News Corp Australia’s portfolio:

	Total Paid Subscribers for Combined Masthead (Print and Digital)(1)	Total Monthly Audience for Combined Masthead (Print and Digital)(2)
The Australian	276,463	5.1 million
The Daily Telegraph	147,816	4.6 million
Herald Sun	151,745	4.7 million
The Courier Mail	146,790	3.2 million
The Advertiser	111,420	1.7 million
________________________
(1)As of June 30, 2022, based on internal sources.
(2)Based on Roy Morgan Single Source Australia; Apr 2021 – Mar 2022; P14+ average monthly print readership data for the year ended March 31, 2022. In fiscal 2022, the news media industry in Australia transitioned from Enhanced Media Metrics Australia to Roy Morgan, which provides a single unified metric for total news readership produced by one entity instead of multiple data sources.
News Corp Australia’s broad portfolio of digital properties also includes news.com.au, one of the leading general interest sites in Australia that provides breaking news, finance, entertainment, lifestyle, technology and sports news and delivers an average monthly unique audience of approximately 12.5 million based on Nielsen monthly total audience ratings for the year ended June 30, 2022. In addition, News Corp Australia owns other premier properties such as taste.com.au, a leading food and recipe site, and kidspot.com.au, a leading parenting website, as well as various other digital media assets. As of June 30, 2022, News Corp Australia’s other assets included a 13.1% interest in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets, and a 28.5% interest in Hipages Group Pty Ltd., which operates a leading on-demand home improvement services marketplace.
News UK
News UK publishes The Sun, The Sun on Sunday, The Times and The Sunday Times, which are leading newspapers in the U.K. that together accounted for approximately one-third of all national newspaper sales as of June 30, 2022. The Sun is the most read news brand in the U.K., and The Times and The Sunday Times are the most read national newspapers in the U.K. quality market. Together, across print and digital, these brands reach approximately 74% of adult news readers in the U.K., or approximately 35 million people, based on PAMCo data for the year ended March 31, 2022. In addition to revenue from advertising, circulation and subscription sales for its print and digital products, News UK generates revenue by providing third party printing services through its world-class printing facilities in England and Scotland and is one of the largest contract printers in the U.K. News UK also distributes content through its digital platforms, including its websites, thesun.co.uk, thetimes.co.uk and thesundaytimes.co.uk, as well as mobile apps. In addition, News UK has assembled a portfolio of complementary ancillary product offerings, including betting and gaming products. The following table provides information regarding News UK’s news portfolio:

	Print Average Issue Readership(1)	Paid Subscribers(2)	Monthly Global Unique Users(4)
The Sun (Mon – Sat)	2,201,000	N/A	165 million
The Sun on Sunday	2,200,000	N/A
The Times (Mon – Sat)	988,000	152,000 (print)(3) 445,000 (digital)	N/A
The Sunday Times	1,532,000	193,000 (print)(3) 445,000 (digital)	N/A
________________________
(1)Based on Publishers Audience Measurement Company (“PAMCo”) data for the 12 months ended March 31, 2022.
(2)As of June 30, 2022, based on internal sources and including subscribers to the Times Literary Supplement (“TLS”). Total subscribers across The Times and The Sunday Times, including TLS, as of June 30, 2022 was 665,000, including 445,000 closing digital subscribers. Total figures are de-duplicated for subscribers who receive a print product every day of the week.
(3)In addition to their print and digital-only products, The Times and The Sunday Times sell print and digital products bundled into one subscription, which is counted only once, under “print,” in the table above.
(4)Includes aggregate unique users accessing websites and mobile apps based on Google Analytics data for the month ended June 30, 2022. See “Part I. Business—Explanatory Note Regarding Certain Metrics.”
New York Post
NYP Holdings (“NYP”) is the publisher of the New York Post (the “Post”), NYPost.com, PageSix.com, Decider.com and related mobile apps and social media channels. The Post is the oldest continuously published daily newspaper in the U.S., with a focus on coverage of the New York metropolitan area. The Post provides a variety of general interest content ranging from breaking news to business analysis, and is known in particular for its comprehensive sports coverage, famous headlines and its iconic Page Six section, an authority on celebrity news. The print version of the Post is primarily distributed in New York, as well as throughout the Northeast, Florida and California. For the three months ended June 30, 2022, average weekday circulation based on internal sources, including mobile app digital editions, was 478,520. In addition, the Post Digital Network, which includes NYPost.com, PageSix.com and Decider.com, averaged approximately 203.1 million unique users per month during the quarter ended June 30, 2022 according to Google Analytics. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for information regarding the calculation of unique users.
The News Media segment’s newspapers, magazines, digital publications, radio stations, television station and podcasts generally face competition from similar sources, and compete on similar bases, as the consumer products within the Dow Jones segment, particularly in their respective operating geographies. See “Item 1. Business – Business Overview – Dow Jones” above for further information.
Other
The Other segment includes the Company’s general corporate overhead expenses, costs related to the U.K. Newspaper Matters and expenses associated with the Company’s cost reduction initiatives.
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
Australian Media Regulation
The Company’s subscription television interests are subject to Australia’s regulatory framework for the broadcasting industry, including the Broadcasting Services Act 1992 (Cth) (the “Broadcasting Services Act”) and associated Codes. The key regulatory body for the Australian broadcasting industry is the Australian Communications and Media Authority.
Key regulatory issues for subscription television providers include: (a) anti-siphoning restrictions—currently under the ‘anti-siphoning’ provisions of the Broadcasting Services Act, subscription broadcast television providers are restricted from acquiring rights to televise certain listed events (for example, the Olympic Games and certain Australian Football League and cricket matches) unless a national or commercial television broadcaster whose television broadcasting services cover more than 50% of the Australian population has acquired the right to televise the event or such rights have not been acquired 26 weeks before the start of the relevant event and an FTA broadcaster has had a reasonable opportunity to acquire the rights to that event; and (b) content requirements—the Company must comply with certain content requirements, including restrictions on the inclusion of gambling advertising during live sporting events.
Foxtel is also subject to various consumer protection regimes under the Telecommunications Act 1997 (Cth), the Telecommunications Act 1999 (Cth) and associated Codes, which apply to Foxtel’s provision of broadband and voice services to retail customers.
The Company’s Australian operating businesses are subject to other parts of the Broadcasting Services Act that may impact the Company’s ownership structure and operations and restrict its ability to take advantage of acquisition or investment opportunities.
Benchmark Regulation
Certain benchmarks provided by the Company’s OPIS business are subject to regulation in the U.K. and may become subject to similar evolving regulations in other jurisdictions if, for example, such benchmarks are used by supervised entities such as trading venues in the applicable jurisdiction. These regulations generally require, among other things, that benchmarks be provided by an authorized benchmark administrator. While the Company currently uses a third-party administrator, the Company intends to establish its own benchmark administrator, which will need to comply with a wide-ranging set of requirements regulating, among other things, conflicts of interest, complaints handling, input data, benchmark methodologies and other matters. A benchmark administrator must also publish a benchmark statement as well as a procedure concerning the actions to be taken in the event of changes to or the cessation of a benchmark which may be used in the applicable market. The OPIS business has also aligned its oil and commodities price reporting with the International Organisation of Securities Commission’s (“IOSCO’s”) Principles for Oil Reporting Agencies, which are intended to enhance the reliability of oil and commodity price assessments that are referenced in derivative contracts subject to regulation by IOSCO members.
Data Privacy and Security Regulation
The Company’s business activities are subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve and have implications for how such data is managed. For example, in the U.S., certain of the Company’s websites, mobile apps and other online business activities are subject to the Children’s Online Privacy Protection Act of 1998, which prohibits the collection of personal information online from children under age 13 without prior parental consent. In addition, the Federal Trade Commission continues to expand its application of general consumer protection laws to commercial data practices, including to the use of personal and profiling data from online users to deliver targeted internet advertisements. More state and local governments are also expanding, enacting or proposing data privacy laws that govern the collection and use of personal data of their residents and increase penalties and in some cases, afford private rights of action to individuals for failure to comply, and most states have enacted legislation requiring businesses to provide notice to state agencies and to individuals whose personal information has been disclosed as a result of a data breach. For example, the California Consumer Privacy Act (“CCPA”) and California Privacy Rights Act (“CPRA”), which will amend the CCPA in January 2023, establish certain transparency rules, put greater restrictions on how the Company can collect, use and share personal information of California residents and provide California residents with certain rights regarding their personal information. The CCPA and forthcoming CPRA provide for civil penalties for violations, as well as a private right of action for data breaches. Similar legislation in Virginia, Colorado, Utah and Connecticut, all of which will go into effect in 2023, impose transparency and other obligations with respect to personal data of their respective residents and provide residents with similar rights, with the exception of a private right of action.
Similar laws and regulations have been implemented in many of the other jurisdictions in which the Company operates, including the European Union, the U.K. and Australia. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which provides a uniform set of rules for personal data processing throughout the European Union, and the U.K. adopted the Data Protection Act of 2018 (the “UK DPA”) as well as the UK General Data Protection Regulation (“UK GDPR”). The GDPR, UK DPA and UK GDPR expand the regulation of the collection, processing, use, sharing and security of personal data, contain stringent conditions for consent from data subjects, strengthen the rights of individuals, including the right to have personal data deleted upon request, continue to restrict the trans-border flow of such data, require companies to conduct privacy impact assessments to evaluate data processing operations that are likely to result in a high risk to the rights and freedoms of individuals, require mandatory data breach reporting and notification, significantly increase maximum penalties for non-compliance (up to 20 million Euros or 17 million pounds, as applicable, or 4% of an entity’s worldwide annual turnover in the preceding financial year, whichever is higher) and increase the enforcement powers of the data protection authorities. The

European Union also plans to replace its existing e-Privacy Directive with a new e-Privacy Regulation that will complement the GDPR and amend certain rules, including with respect to cookies and other similar technologies that the Company utilizes to obtain information from visitors to the Company’s various digital offerings. The U.K. data protection framework is also expected to be reformed through the introduction of a Data Reform Bill.
The Company and some of its service providers rely on certain mechanisms, such as Standard Contractual Clauses, to address the European and U.K. data protection requirements for transfers of data that continue to evolve and are often subject to uncertainty and legal challenges. In June 2021, the European Commission adopted two new sets of European Union Standard Contractual Clauses, which regulate the relationship between controller and processor in accordance with the GDPR and international data transfers to a third country in the absence of an adequacy decision under the GDPR. The European Data Protection Board also adopted recommendations on measures that supplement data transfer tools to ensure compliance with the level of personal data protection required in Europe, including requirements for data exporters to assess the risks related to the transfer of personal data outside the European Economic Area and to implement, if necessary, additional contractual, organizational and technical measures such as encryption and pseudonymization. For data transfers subject to the UK GDPR, the International Data Transfer Agreement and the International Data Transfer Addendum to the European Union Standard Contractual Clauses have also been adopted. Such evolving frameworks could cause the Company to incur additional costs, require it to change business practices or affect the manner in which it provides its services.
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
The interpretation and application of data privacy and security laws are often uncertain and evolving in the United States and internationally. Moreover, data privacy and security laws vary between local, state, federal and international jurisdictions and may potentially conflict from jurisdiction to jurisdiction. The Company continues to monitor pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments, including any changes required in the Company’s data privacy and security compliance programs.
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
U.K. Radio and Television Broadcasting Regulation
The Company’s radio stations in the U.K. and Ireland and its recently launched TalkTV are subject to regulation by the Office of Communications (Ofcom), the regulatory body for broadcasting in the U.K. In accordance with Ofcom’s regulations, the

Company is required, among other things, to obtain and maintain licenses to operate these radio stations and TalkTV. Although the Company expects its licenses will, where relevant, be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Non-compliance by the Company with the requirements associated with such licenses or other applicable laws and regulations, including of Ofcom, could result in fines, additional license conditions, license revocation or other adverse regulatory actions.
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
Raw Materials
As a major publisher of newspapers, magazines and books, the Company utilizes substantial quantities of various types of paper. In order to obtain the best available prices, substantially all of the Company’s paper purchasing is done on a regional, volume purchase basis, and draws upon major paper manufacturing countries around the world. The Company believes that under present market conditions, its sources of paper supply used in its publishing activities are adequate, although it expects price increases in the near-term, and potentially beyond, due to inflationary pressures.
Human Capital
News Corp’s workforce is critical to the creation and delivery of its premium and trusted content and the success of the company. The Company’s ability to attract, retain and engage talented employees with the skills and capabilities needed by its businesses is an essential component of its long-term business strategy to become more global and more digital, and the capabilities of the Company’s workforce have continued to evolve along with the Company’s business and strategy. Key focus areas of the Company’s human capital management strategy are described below, and additional information can be found in its

Environmental, Social and Governance Report, available on the Company’s website (which is not incorporated by reference herein).
As of June 30, 2022, the Company had approximately 25,500 employees, of whom approximately 9,000 were located in the U.S., 5,500 were located in the U.K. and 8,000 were located in Australia. Of the Company’s employees, approximately 4,000 were represented by various employee unions. The contracts with such unions will expire during various times over the next several years. The Company believes its current relationships with employees are generally good.
Culture and Values
The delivery of quality news, information and entertainment to customers is a passionate, principled and purposeful enterprise. The Company believes people around the globe turn to News Corp because they trust its dedication to those values and to conducting business with integrity. The Company is always mindful that one of its greatest assets is its reputation, and ethical conduct is part of the vision, strategy and fabric of the Company. The Company has established a Compliance Steering Committee that oversees the Company’s global compliance-related policies, protocols and guidance and reports directly to the Board of Directors through the Audit Committee. Performance on ethics and compliance and other environmental, social and governance (“ESG”) objectives is evaluated in determining the payout of incentive compensation for executive officers. In addition, all employees are required to regularly complete training on, and affirm compliance with, News Corp’s Standards of Business Conduct, which confirm the Company’s policy to conduct its affairs in compliance with all applicable laws and regulations and observe the highest standards of business ethics. The Standards of Business Conduct are reviewed regularly and approved by the Board of Directors, and are complemented by business-unit and topic-specific policies and trainings, including with respect to workplace conduct, conflicts of interest, anti-corruption and anti-bribery and insider trading.
Diversity, Equity and Inclusion
The Company recognizes that the unique experiences and perspectives of its employees across its various businesses are critical to creating brands and products that reflect a diversity of viewpoints and engage and inspire customers all over the world, and the Company seeks to foster an environment where all employees can feel valued, included and empowered to bring great ideas to the table. To achieve this, the Company is committed to cultivating diversity and equity and broadening opportunities for inclusion across its businesses. As of December 31, 2021, women represented 47% of News Corp’s global workforce, 38% of its senior executives2 and 33% of its Board of Directors. The Company’s business units have implemented diversity, equity and inclusion programs and practices tailored to their respective industries and geographies. Although the Company has made progress in workforce diversity, equity and inclusion, it seeks to continuously improve in these areas through, among other things, its (1) talent attraction programs and practices, such as seeking to build diverse candidate pools and pipelines and promoting equitable recruitment and hiring practices, (2) employee development and training and (3) efforts to build a culture of inclusion, such as through mentoring and inclusivity programs. The Nominating and Corporate Governance Committee of the Board of Directors assesses the Company’s progress towards its diversity, equity and inclusion objectives on an annual basis and reports on its review to the Board of Directors.
Health, Safety and Wellbeing
The health, safety and wellbeing of the Company’s employees is a top priority and vital component of the Company’s human capital management strategy. The Company’s occupational health and safety management systems are designed to ensure compliance with local and international environmental, health and safety standards and regulatory requirements. Its physical security infrastructure addresses security-based risks related to the workplace, employee travel, business operations, corporate events and the unique requirements of the newsroom, including through its Global Security Operations Center, which supports key international assignments and incident management. Employee wellbeing initiatives engage and support employees with targeted programs for mental and physical health. The Company’s programs and policies are benchmarked against industry best practices and are designed to be dynamic and account for the changing risks and circumstances facing its employees. The Company is also continuing to evolve its policies and protocols regarding in-person and remote work to address employee and business needs and preferences and the latest public health guidance.
Compensation and Benefits
News Corp’s compensation and benefits programs, which vary based on business unit and geographic location, are focused on attracting, retaining and motivating the top talent necessary to achieve its mission in ways that reflect its diverse global
2 Comprising the Company’s Executive Chairman, Chief Executive, headquarters leadership team and chief executive officers of its primary operating companies, and executives directly reporting to each of the foregoing.

workforce’s needs and priorities. In addition to competitive salaries, the Company and its businesses have established short- and long-term incentive programs designed to motivate and reward performance against key business objectives and facilitate retention. News Corp also provides a range of retirement benefits based on competitive regional benchmarks and other comprehensive benefit options to meet the needs of its employees, including healthcare benefits, tax advantaged savings vehicles, financial education, life and disability insurance, paid time off, flexible working arrangements, generous parental leave policies and other caregiving support and a company match for charitable donations. All of the Company’s business units regularly monitor pay practices, work towards advancing pay equity and are committed to maintaining rigorous benchmarking standards to identify pay gaps and proactively address imbalances.
Training and Development
News Corp invests significant resources in training and development programs designed to enable its employees to develop the skills and leadership necessary to execute on the Company’s strategy and engage and retain top talent. News Corp employees have access to a range of training opportunities, including workshops and classes on a variety of topics, job-specific training and other continuing education resources. The Company further supports and develops its employees through career planning resources and programs that build and strengthen employee leadership skills. In addition, the Company and its businesses have implemented programs to support regular performance reviews for employees to highlight their strengths and identify the skills and growth necessary to advance their careers. These programs help the Company identify and invest in the next generation of leadership and represent an important component in the development of its talent pipeline.
Explanatory Note Regarding Certain Metrics
Unique Users
For purposes of this Annual Report, the Company counts unique users the first time an individual accesses a product’s website using a browser during a calendar month and the first time an individual accesses a product’s mobile app using a mobile device during a calendar month. If the user accesses more than one of a product’s desktop websites, mobile websites and/or mobile apps, the first access to each such website or app is counted as a separate unique user. In addition, users accessing a product’s websites through different browsers, users who clear their browser cache at any time and users who access a product’s websites and apps through different devices are also counted as separate unique users. For a group of products such as WSJDN, a user accessing different products within the group is counted as a separate unique user for each product accessed.
Broadcast Subscribers
Broadcast subscribers consist of residential subscribers and commercial subscribers, which are calculated as described below.
Residential Subscribers
Total number of residential subscribers represents total residential subscribers to the Company’s broadcast pay-TV services, including subscribers obtained through third-party distribution relationships.
Commercial Subscribers
Commercial subscribers for the Company’s pay-TV business are calculated as residential equivalent business units, which are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year. Total number of commercial subscribers represents total commercial subscribers to the Company’s broadcast pay-TV services, including subscribers obtained through third-party distribution relationships.
Broadcast ARPU
The Company calculates Broadcast ARPU for its pay-TV business by dividing broadcast package revenues for the period, net of customer credits, promotions and other discounts, by average residential subscribers for the period and dividing by the number of months in the period. Average residential subscribers, or “Average Broadcast Subscribers,” for a given period is calculated by first adding the beginning and ending residential subscribers for each month in the period and dividing by two and then adding each of those monthly average subscriber numbers and dividing by the number of months in the period.

Broadcast Subscriber Churn
The Company calculates Broadcast Subscriber Churn for its pay-TV business by dividing the total number of disconnected residential subscribers for the period, net of reconnects and transfers, by the Average Broadcast Subscribers for the period, calculated as described above. This amount is then divided by the number of days in the period and multiplied by 365 days to present churn on an annual basis.
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
The Company faces significant competition from other providers of news, information, entertainment and real estate-related products and services. See “Business Overview” for more information regarding competition within each of the Company’s segments. This competition continues to intensify as a result of changes in technologies, platforms and business models and corresponding changes in consumer and customer behavior. For example, enhanced internet capabilities, developments in content distribution platforms and the emergence of new media channels have increased the choices available to consumers for content consumption and adversely impacted, and may continue to adversely impact, demand for the Company’s newspapers, television programs and other products and services and the price consumers are willing to pay. Consumption of the Company’s content on third-party delivery platforms may also lead to loss of distribution and monetization control, loss of a direct relationship with consumers and lower engagement and subscription rates. While the Company has multi-year agreements with several large platforms pursuant to which the Company licenses its content for use on such platforms in exchange for significant payments, there is no guarantee that these content license agreements will be renewed on terms favorable to the Company or at all. These trends and developments have adversely affected, and may continue to adversely affect, both the Company’s circulation and subscription revenue and, in turn, advertisers’ willingness to purchase advertising from the Company, as well as increase subscriber acquisition, retention and other costs.
Technological developments have also increased competition in other ways. For example, digital video content is becoming more prevalent and attractive for many consumers via direct-to-consumer offerings, as internet streaming capabilities have enabled the disaggregation of content delivery from the ownership of network infrastructure. Other digital platforms and technologies, such as user-generated content platforms and self-publishing tools, combined, in some cases, with widespread availability of sophisticated search engines and public sources of free or relatively inexpensive information and solutions, have also reduced the effort and expense of locating, gathering and disseminating data and producing and distributing certain types of content on a wide scale, allowing digital content providers, customers, suppliers and other third parties to compete with the Company, often at a lower cost, and potentially diminishing the perceived value of the Company’s offerings. Additional digital distribution channels, such as online retailers and digital marketplaces, have presented, and may continue to present, challenges to the Company’s business models, including its traditional book publishing model, which could adversely affect sales volume and/or pricing.
In order to compete effectively, the Company must differentiate its brands and their associated products and services, respond to new technologies, distribution channels and platforms, develop new products and services and consistently anticipate and respond to changes in consumer and customer needs and preferences, which in turn, depends on many factors both within and beyond its control. For example, the Company relies on brand awareness, reputation and acceptance of its high-quality differentiated content and other products and services, the breadth, depth and accuracy of information provided by its digital real estate services and professional information businesses, as well as its wide array of digital offerings, in order to retain and grow its audiences, consumers and subscribers. However, consumer preferences change frequently and are difficult to predict, and when faced with a multitude of choices, consumers may place greater value on the convenience and price of content and other products and services than they do on their source, quality or reliability. Online traffic and product and service purchases are also driven by internet search results, referrals from social media and other platforms and visibility on digital marketplace platforms and in mobile app stores. Search engine results and digital marketplace and mobile app store rankings are based on algorithms that are changed frequently, and social media and other platforms may also vary their emphasis on what content to highlight for users. The Company has limited control over these changes, and any failure to successfully manage and adapt to them could impede the Company’s ability to compete effectively by significantly decreasing traffic to its digital offerings, lowering advertiser interest in those offerings, increasing costs if free traffic is replaced with paid traffic and lowering product sales and subscriptions.
The Company expects to continue to pursue new strategic initiatives and develop new and enhanced products and services in order to remain competitive, such as additional streaming features and new content aggregation offerings, innovative digital news products and experiences, its recently launched TalkTV in the U.K. and the continued expansion into various adjacencies at its digital real estate services businesses. The Company has incurred, and expects to continue to incur, significant costs in order to implement these strategies and develop these new and improved products and services, including costs relating to the initiatives referenced above, as well as other costs to acquire, develop, adopt, upgrade and exploit new and existing technologies and attract and retain employees with the necessary knowledge and skills. There can be no assurance any strategic initiatives, products and services will be successful in the manner or time period or at the cost the Company expects or that it will realize the anticipated benefits it expects. The failure to realize those benefits could have a material adverse effect on the Company’s business, results of operations and financial condition.
Some of the Company’s current and potential competitors have greater resources, fewer regulatory burdens, better competitive positions in certain areas, greater operating capabilities, greater access to sources of content, data, technology or other services or strategic relationships and/or easier access to financing, which may allow them to respond more effectively to changes in technology, consumer and customer needs and preferences and market conditions. Continued consolidation among competitors in certain industries in which the Company operates may increase these advantages, including through greater scale, financial leverage and/or access to content, data, technology and other offerings. If the Company is unable to compete successfully, its business, results of operations and financial condition could be adversely affected.
A Decline in Customer Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly.
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
Demand for the Company’s products and services is evaluated based on a variety of metrics, which are used by advertisers to determine the amount of advertising to purchase from the Company and advertising rates. For the Company’s digital offerings, advertisers evaluate demand based on metrics such as the number of visits, number of users and user engagement. Other metrics include circulation levels for the Company’s newspapers, ratings points for its cable channels and number of listeners for its radio stations. Any difficulty or failure in accurately measuring demand, particularly demand generated through new platforms, may lead to under-measurement and, in turn, lower advertising pricing and spending.
The popularity of digital media among consumers as a source of news, entertainment, information and other content, and the ability of digital advertising to deliver targeted, measurable impressions promptly, has driven a corresponding shift in advertising from traditional channels to digital platforms and materially and adversely impacted the Company’s print advertising revenues. Large digital platforms in particular, such as Facebook, Google and Amazon, which have extensive audience reach, data and targeting capabilities, continue to command an increasing share of the digital advertising market. New devices and technologies, as well as higher consumer engagement with other forms of digital media platforms such as online and mobile social networking, have also increased the number of media choices and formats available to audiences, resulting in audience fragmentation and increased competition for advertising. The range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising (particularly mobile advertising) than for print advertising. Consequently, despite continued growth in the Company’s digital advertising revenues, such revenues may not be able to replace print advertising revenue lost as a result of the shift to digital consumption.

The digital advertising market also continues to undergo changes that may further impact digital advertising revenues. Programmatic buying channels that allow advertisers to buy audiences at scale play a significant role in the advertising marketplace and have caused and may continue to cause further downward pricing pressure and the loss of a direct relationship with marketers. Third-party delivery platforms may also lead to loss of distribution and monetization control, loss of a direct relationship with consumers and adversely affect the Company’s ability to understand its audience and/or collect and apply data for targeted advertising. The Company’s digital advertising operations also rely on a small number of significant technologies such as Google’s ad manager which, if interrupted or meaningfully changed, or if the providers leverage their power to alter the economic structure, could adversely impact advertising revenues and/or operating costs. In addition, evolving standards for the delivery of digital advertising, as well as the development and implementation of technology, regulations, policies and practices that adversely affect the Company’s ability to deliver, target or measure the effectiveness of its advertising, including blocking the display of advertising, browsing incognito, blocking or deleting cookies and IP addresses, the phase-out of support for third party cookies and mobile identifiers, as well as opt-in requirements and new privacy regulations, may also negatively impact digital advertising revenues. As the digital advertising market continues to evolve, the Company’s ability to compete successfully for advertising budgets will depend on, among other things, its ability to drive scale, engage and grow digital audiences, collect and leverage better user data, develop new digital advertising products and formats such as branded and other custom content, and video and mobile advertising, and demonstrate the value of its advertising and the effectiveness of the Company’s platforms to its advertising customers, including through more targeted, data-driven offerings.
The Company’s print and digital advertising revenue is also affected generally by overall national and local economic and business conditions, which tend to be cyclical, as well as election and other news cycles. Natural disasters, including extreme weather, pandemics (including the novel coronavirus (“COVID-19”) pandemic) and other widespread health crises, inflation, including higher labor costs, supply chain disruptions, war or acts of terrorism have led and could continue to lead to greater economic uncertainty and reduced spending by advertisers. The Company experienced a short-term decline in advertising during the third quarter of fiscal 2022 due to the war in Ukraine. While that decline was immaterial, continued economic disruption from the war has broadened inflationary pressures and may lead to decreased spending by advertisers. In addition, certain sectors of the economy account for a significant portion of the Company’s advertising revenues, including retail, technology and finance. Some of these sectors, such as retail, are more sensitive to weakness in economic conditions, as well as increased online competition. A decline in the economic prospects of these and other advertisers or the economy in general could alter current or prospective advertisers’ spending priorities or result in consolidation or closures across various industries, which may reduce the Company’s overall advertising revenue.
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
Competition for popular programming licensed from third parties is intense, and the success of certain of the Company’s operating businesses, including its subscription television business, depends on, among other things, their ability to obtain and retain rights to desirable programming and certain related elements thereof, such as music rights, that enable them to deliver content to subscribers and audiences in the manner in which they wish to consume it and at competitive prices. The Company’s subscription television business has experienced higher programming costs due to, among other things, (1) increases imposed by sports, entertainment and other programmers when offering new programming or upon the expiration of existing contracts; (2) incremental investment requirements for new services; (3) increased ability for other digital media companies, including streaming services, to obtain rights to popular or exclusive content; and (4) reduced content supply in the previous two years due to the COVID-19 pandemic. Certain of the Company’s operating businesses, including its subscription television business, are party to contracts for a substantial amount of sports, entertainment and other programming rights with various third parties, including professional sports leagues and teams, television and motion picture producers and other content providers. These contracts have varying durations and renewal terms, and as they expire, renewals on favorable terms may be difficult to obtain. In the course of renegotiating these and other agreements as they expire, the financial and other terms, such as exclusivity rights, under these contracts may change unfavorably as a result of various reasons beyond the Company’s control such as changes in the Company’s ability to secure these rights. In order to retain or extend such rights, the Company may be required to increase the value of its offer to amounts that substantially exceed the existing contract costs, and third parties may outbid the Company for those rights and/or for any new programming offerings. In addition, as other content providers develop their own competing services, they may be unwilling to provide the Company with access to certain content. For example, in connection with the launch of Disney+, Disney removed its Disney-branded movie channel and kids channels, as well as certain non-branded content, from the Foxtel platform. Consolidation among content providers may result in additional content becoming unavailable to the Company and/or increase the scale and leverage of those providers. The loss of rights or any adverse changes to existing rights, including loss of exclusivity, may adversely affect the Company’s ability to differentiate its services and the breadth or quality of the Company’s content offerings, including the extent of the sports coverage and the availability of other popular entertainment programming offered by the Company, and lead to customer or audience dissatisfaction or loss, which could, in turn, adversely affect its revenues. In addition, the Company’s business, results of operations and financial condition could be adversely affected if upon renewal, escalations in programming rights costs are unmatched by increases in subscriber and carriage fees and advertising rates. The long-term nature of some of the Company’s content commitments may also limit its flexibility in planning for, or reacting to changes in, business and economic conditions and the market segments in which it operates.

The Company Has Made and May Continue to Make Strategic Acquisitions, Investments and Divestitures That Introduce Significant Risks and Uncertainties.
In order to position its business to take advantage of growth opportunities, the Company has made and may continue to make strategic acquisitions and investments that involve significant risks and uncertainties. These risks and uncertainties include, among others: (1) the difficulty in integrating newly acquired businesses, operations and systems, such as financial reporting, internal controls and information technology (including cybersecurity and data protection controls), in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other anticipated benefits, (3) the potential loss of key employees, customers and suppliers, (4) with respect to investments, risks associated with the inability to control the operations of the business, (5) the risk of diverting the attention of the Company’s senior management from the Company’s operations, (6) in the case of foreign acquisitions and investments, the impact of specific economic, tax, currency, political, legal and regulatory risks associated with the relevant countries, (7) expenses and liabilities, both known and unknown, associated with the acquired businesses or investments, (8) in some cases, increased regulation and (9) in some cases, lower liquidity as a result of the use of cash or incurrence of debt to fund such acquisition or investment. If any acquired business or investment fails to operate as anticipated or an acquired business cannot be successfully integrated with the Company’s existing businesses, the Company’s business, results of operations, financial condition and reputation could be adversely affected, and the Company may be required to record non-cash impairment charges for the write-down of certain acquired assets and investments. The Company’s ability to continue to make acquisitions depends on the availability of suitable candidates at acceptable prices and whether restrictions are imposed by regulations, and competition for certain types of acquisitions is significant.
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
The Company’s pay-TV business depends on a single or limited number of third party suppliers to supply certain key products and services necessary to provide its pay-TV services. In particular, the Company depends on Optus to provide all of its satellite transponder capacity, Akamai and Amazon Web Services (AWS) for content delivery networks (CDN) and hosting services and CommScope to supply its set-top boxes, and the Company expects its reliance on these suppliers to increase as it migrates broadcast subscribers to satellite or internet delivery by June 2023. During fiscal 2022, the Company’s pay-TV business experienced hardware and technical equipment supply chain issues, including delays in the rollout of its new iQ5 set-top box due to a global silicon shortage, although these issues did not materially and adversely impact the Company’s results of operations. If the Company’s relationship with key suppliers deteriorates or any of these suppliers breaches or terminates its agreement with the Company or otherwise fails to perform its obligations in a timely manner, experiences operating or financial difficulties, is unable to meet demand due to further component shortages and other supply chain issues, labor shortages, insufficient capacity or otherwise, significantly increases the amount the Company pays for necessary products or services or ceases production of any necessary product, the Company’s business, results of operations and financial condition may be adversely affected.
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
Any Significant Increase in the Cost to Print and Distribute the Company’s Books and Newspapers or Disruption in the Company’s Supply Chain or Printing and Distribution Channels may Adversely Affect the Company’s Business, Results of Operations and Financial Condition.
Printing and distribution costs, including the cost of paper, are a significant expense for the Company’s book and newspaper publishing units. The price of paper has historically been volatile, and the Company expects increases in the near-term from various factors, including continued increases in supplier operating expenses due to rising raw material, energy, labor and transportation and other distribution costs, inflationary pressures and other factors. The Company also relies on third-party suppliers for deliveries of paper and on third-party printing and distribution partners to print and distribute its books and newspapers. During fiscal 2022, inflationary pressures, labor shortages, higher transportation costs and delays and other supply chain issues increased the cost to print and distribute the Company’s books and newspapers, particularly manufacturing and freight costs at its book publishing business. These and other factors such as financial pressures, industry trends or economics, labor unrest, changes in laws and regulations, natural disasters, including extreme weather (which may occur with increasing frequency and intensity), pandemics and other widespread health crises or other circumstances affecting these third-party suppliers and print and distribution partners could continue to increase the Company’s printing and distribution costs and could lead to disruptions, reduced operations or consolidations within the Company’s printing and distribution supply chains and/or of third-party print sites and/or distribution routes. The Company may not be able to develop alternative providers quickly and cost-effectively, which could disrupt printing and distribution operations or increase the cost of printing and distributing the Company’s books and newspapers. Any significant increase in these costs, undersupply or significant disruptions in the supply chain or the Company’s printing and distribution channels could have an adverse effect on the Company’s business, results of operations and financial condition.
The Company’s Reputation, Credibility and Brands are Key Assets and Competitive Advantages and its Business and Results of Operations may be Affected by How the Company is Perceived.
The Company’s products and services are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal and premier news brands in Australia and the U.K., Dow Jones, HarperCollins Publishers, Foxtel, realestate.com.au, Realtor.com®, OPIS and many others, and the Company believes its success depends on its continued ability to maintain and enhance these brands. The Company’s brands, credibility and reputation could be damaged by incidents that erode consumer and customer trust or a perception that the Company’s products and services, including its journalism, programming, real estate information, benchmark and pricing services and other data and information, are low quality, unreliable or fail to maintain independence and integrity. Significant negative claims or publicity regarding the Company’s products and services, operations, customer service, management, employees, advertisers and other business partners, business decisions, social responsibility and culture may damage its brands or reputation, even if such claims are untrue. The Company’s brands and reputation may also be impacted by, or associated with, its public commitments to various corporate ESG initiatives, as well as positions the Company, its businesses or its publications take or do not take on social issues. The Company’s disclosures on these matters, any failure to achieve its commitments or any unpopular positions could harm the Company’s brands and reputation. To the extent the Company’s brands, reputation and credibility are damaged, the Company’s ability to attract and retain consumers, customers, advertisers and employees, as well as the Company’s sales, business opportunities and profitability, could be adversely affected, which could in turn have an adverse impact on its business and results of operations.
The Company’s International Operations Expose it to Additional Risks that Could Adversely Affect its Business, Operating Results and Financial Condition.
In its fiscal year ended June 30, 2022, approximately 61% of the Company’s revenues were derived outside the U.S., and the Company is focused on expanding its international operations. There are risks inherent in doing business internationally and other risks may be heightened, including (1) issues related to staffing and managing international operations; (2) economic uncertainties and volatility in local markets, including as a result of inflationary pressures or a general economic slowdown or recession, and political or social instability; (3) the impact of catastrophic events in relevant jurisdictions such as natural disasters, including extreme weather (which may occur with increasing frequency and intensity), pandemics (including COVID-19) and other widespread health crises, acts of terrorism or war (including the war in Ukraine); (4) compliance with international laws, regulations and policies and potential adverse changes thereto, including foreign tax regimes, foreign ownership restrictions, restrictions on repatriation of funds and foreign currency exchange, data privacy requirements such as the GDPR, foreign intellectual property laws and local labor and employment laws and regulations; (5) compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws and regulations, export controls and economic sanctions; and (6) regulatory or governmental action against the Company’s products and services such as censorship or other restrictions on access, expulsion of journalists or other employees and other retaliatory actions, including as a result of disputes with the U.S. Events or developments related to these and other risks associated with the Company’s international operations could result in reputational harm and have an adverse impact on the Company’s business, results of operations, financial condition and prospects. Challenges associated with operating globally may increase as the Company continues to expand into geographic areas that it believes represent the highest growth opportunities.
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
Attracting and Retaining Highly Qualified Personnel is Difficult and Costly, and the Failure to Do So Could Harm the Company’s Business.
The Company’s businesses depend upon the continued efforts, abilities and expertise of its corporate and divisional executive teams and other highly qualified employees who possess substantial business, technical and operational knowledge. The market for highly skilled personnel, including for technology-related, product development, data science, marketing and sales roles, is very competitive, and the Company cannot ensure that it will be successful in retaining these employees or hiring and training suitable additions or replacements without significant costs or delays, particularly as it continues to focus on its digital products and services. These risks have been exacerbated by recent labor constraints and inflationary pressures on employee wages and benefits, which increased employee turnover and recruiting and retention costs in some functional areas and businesses during fiscal 2022. Changes in the nature of the office environment and working arrangements may, in some instances, also make it more difficult to hire and retain qualified employees if the Company’s needs are not aligned with demand for flexibility or as a result of workplace culture challenges due to remote working. The loss of key employees, the failure to attract and retain other highly qualified personnel or higher costs associated with these efforts, could harm the Company’s business, including the ability to execute its business strategy, and negatively impact its results of operations.
The Company is Subject to Payment Processing Risk Which Could Lead to Adverse Effects on the Company’s Business and Results of Operations.
The Company’s customers pay for its products and services using a variety of different payment methods, including credit and debit cards, prepaid cards, direct debit, online wallets and through direct carrier and partner billing. The Company relies on internal and third party systems to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, delays in receiving payments from payment processors, any failures to comply with, or changes to, rules or regulations concerning payments, loss of payment or billing partners and/or disruptions or failures in, or fraudulent use of or access to, payment processing systems or payment products, the Company’s results of operations could be adversely impacted and it could suffer reputational harm. Furthermore, if the Company is unable to maintain its fraud and chargeback rates at acceptable levels, card networks may impose fines and its card approval rate may be impacted. The termination of the Company’s ability to process payments on any major payment method would adversely affect its business and results of operations.
Labor Disputes May Have an Adverse Effect on the Company’s Business.
In some of the Company’s businesses, it engages the services of employees who are subject to collective bargaining agreements. If the Company is unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on the Company’s business by causing delays in production or by reducing profit margins, and these risks may be exacerbated by recent labor constraints and inflationary pressures on employee wages and benefits.
Macroeconomic and Market Risks
Weak Domestic and Global Economic Conditions and Volatility and Disruption in the Financial and Other Markets May Adversely Affect the Company’s Business.
The U.S. and global economies and markets have weakened recently and are experiencing uncertainty and volatility due to, among other things, higher inflation, changes in monetary policy, increased interest rates, supply chain disruptions, volatile foreign currency exchange rates, the war in Ukraine, the ongoing recovery from the COVID-19 pandemic and trade disputes and other geopolitical events. These conditions increased the Company’s costs in fiscal 2022 and higher home prices and interest rates, in particular, contributed to recent declines in real estate lead and transaction volumes and adjacent businesses at its digital real estate services business. These and other similar conditions have in the past also resulted in, and could in the future lead to, among other things, a tightening of, and in some cases more limited access to, the credit and capital markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, lower consumer net worth and a decline in the real estate and energy and commodities markets. Such weakness and uncertainty and associated market disruptions have often led to broader, prolonged economic downturns that have historically resulted in lower advertising expenditures, lower demand for the Company’s products and services, unfavorable changes in the mix of products and services purchased, pricing pressures, higher borrowing costs and decreased ability of third parties to satisfy their obligations to the Company and have adversely affected the Company’s business, results of operations, financial condition and liquidity. Any continued or recurring economic weakness is likely to have a similar impact on the Company’s business and reduce its circulation and subscription, advertising, real estate, consumer and other revenues and otherwise negatively impact the performance of its businesses. The Company is particularly exposed to (1) certain Australian business risks because it holds a substantial amount of Australian assets and generated approximately 40% of its fiscal 2022 revenues from Australia and (2) to a lesser extent, business risks relating to the U.K., where it generated approximately 13% of its fiscal 2022 revenues. As a result, the Company’s business, results of operations and financial condition may be adversely affected by negative developments in the Australian and U.K. markets.

The Impact of the COVID-19 Pandemic and Other Similar Epidemics, Pandemics or Widespread Health Crises is Difficult to Predict and Could Adversely Affect the Company’s Business and Results of Operations.
The COVID-19 outbreak and measures to prevent its spread caused significant and prolonged unemployment, a decline in consumer confidence, changes in consumer behavior, significant economic deterioration, volatility in the capital markets, inflation, supply chain disruptions and an increasingly competitive labor market and have had, and may in the future have, an adverse effect on the Company’s business and results of operations. For example, business restrictions and shelter-in-place orders caused a decline in print newspaper volumes, while postponements and cancellations of sports events negatively impacted commercial subscription revenues and broadcast and Kayo Sports subscribers. Advertising revenues also declined due to the resulting economic downturn. Other epidemics, pandemics or widespread health crises may have similar effects.
While restrictions related to the COVID-19 pandemic have eased, the extent to which it and any similar epidemics, pandemics or widespread health crises may impact the Company in the future will depend on, among other things, the severity, duration, spread and any reoccurrence of such crises (including due to the emergence of new variants), the impact of governmental actions and business, consumer and customer behavior in response, the effectiveness of actions taken to contain or mitigate outbreaks and prevent or limit any reoccurrence, including the development, availability and public acceptance of effective treatments and vaccines, the resulting global economic conditions and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted. In addition, the COVID-19 pandemic and other similar epidemics, pandemics or widespread health crises may amplify many of the other risk factors disclosed elsewhere in this “Item 1A. Risk Factors.”
Fluctuations in Foreign Currency Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.
The Company is primarily exposed to foreign currency exchange rate risk with respect to its consolidated debt that is denominated in a currency other than the functional currency of the operations whose cash flows support the ability to repay or refinance such debt. As of June 30, 2022, the Foxtel operating subsidiaries, whose functional currency is Australian dollars, had approximately $345 million aggregate principal amount of outstanding indebtedness denominated in U.S. dollars. The Company’s policy is to hedge against the risk of foreign currency exchange rate movements with respect to this exposure where commercially reasonable. However, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties to those arrangements.
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
Risks Related to Information Technology, Cybersecurity and Data Protection
A Breach, Failure or Misuse of the Company’s Network and Information Systems or Other Technologies Could Cause a Disruption of Services or Loss, Corruption, Improper Access to or Disclosure of Personal Data, Business Information, Including Intellectual Property, or Other Confidential Information, Resulting in Increased Costs, Loss of Revenue, Reputational Damage or Other Harm to the Company’s Business.
Network and information systems and other technologies, including those related to the Company’s CDNs and network management, are important to its business activities and contain the Company’s proprietary, confidential and sensitive business information, including personal data of its customers and personnel. The Company also relies on third party providers for certain software, technology and “cloud-based” systems and services, including AWS, that support a variety of critical business operations. In January 2022, the Company discovered that one of these systems was the target of persistent cyberattack activity. Together with an outside cybersecurity firm, the Company conducted an investigation into the circumstances of the activity to determine its nature, scope, duration and impacts. The Company’s analysis indicates that foreign government involvement may be associated with this activity, and that data was taken. To the Company’s knowledge, its systems housing customer and financial data were not affected. The Company has contained the discovered attack, continues to conduct its analysis and remediate the issue, and to date has not experienced any related interruptions to its business operations or systems. At this time, the Company does not believe the expenses it will incur in connection with its investigation and remediation efforts will be material.

Events affecting the Company’s systems or other technologies, or those of third parties upon which the Company’s business relies, such as computer compromises, cyber threats and attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, ransomware and denial of service attacks, malicious social engineering or other malicious activities by individuals or state-sponsored or other groups, or any combination of the foregoing, as well as power and internet outages, equipment failure, natural disasters, including extreme weather (which may occur with increasing frequency and intensity), terrorist activities, war, human or technological error or malfeasance that may affect such systems, could result in disruption of the Company’s services and business and/or loss, corruption, improper access to or disclosure of personal data, business information, including intellectual property, or other confidential information. Unauthorized parties may also fraudulently induce the Company’s employees or other agents to disclose sensitive or confidential information in order to gain access to the Company’s systems, facilities or data, or those of third parties with whom the Company does business. In addition, any “bugs,” errors or other defects in, or the improper implementation of, hardware or software applications the Company develops or procures from third parties could unexpectedly disrupt the Company’s network and information systems or other technologies or compromise information security. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery and business continuity planning may not be sufficient to address all potential cyber events or other disruptions.
In recent years, there has been a significant rise in the number of cyberattacks on companies’ network and information systems, and such attacks are becoming increasingly more sophisticated, targeted and difficult to detect and prevent against. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cybersecurity attacks. Greater levels of remote work and access to the Company’s systems may also adversely impact the effectiveness of the Company’s security measures. Consequently, the risks associated with cyberattacks continue to increase, particularly as the Company’s digital businesses expand. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and activity. There is no assurance that cybersecurity threats or activity such as that discovered in January 2022 will not have a material adverse effect in the future. Countermeasures that the Company and its vendors have developed and implemented to protect personal data, business information, including intellectual property, and other confidential information, to prevent system disruption, data loss or corruption, and to prevent or detect security breaches may not be successful in preventing these events, particularly given that techniques used to access, disable or degrade service, or sabotage systems have become more sophisticated and change frequently. Additionally, it may be difficult to detect and defend against certain threats and vulnerabilities that can persist over extended periods of time. Any events affecting the Company’s network and information systems or other technologies could require the Company to expend significant resources to remedy such event. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. While the Company maintains cyber risk insurance, this insurance may not be sufficient to cover all losses from any breaches of the Company’s systems and does not extend to reputational damage or costs incurred to improve or strengthen systems against future threats or activity. Cyber risk insurance has also become more difficult and expensive to obtain, and the Company cannot be certain that its current level of insurance or the breadth of its terms and conditions will continue to be available on economically reasonable terms.
A significant failure, compromise, breach or interruption of the Company’s systems or other technologies, or those of third parties upon which its business relies, could result in a disruption of its operations, including degradation or disruption of service, equipment and data damage, customer, audience or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations and enforcement actions, lawsuits, remediation costs, a loss of or inability to attract new customers, audience, advertisers or business partners or loss of revenues and other financial losses. If any such failure, compromise, breach, interruption or similar event results in improper access to or disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including financial, personal and credit card data, as well as confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy, as well as private individual or class action lawsuits or regulatory enforcement actions. The Company may also be required to notify certain governmental agencies and/or regulators (including the appropriate EU supervisory authority) about any actual or perceived data security breach, as well as the individuals who are affected by any such breach, within strict time periods. In addition, media or other reports of actual or perceived security vulnerabilities in the Company’s systems or those of third parties upon which its business relies, even if nothing has actually been attempted or occurred, could also adversely impact the Company’s brand and reputation and materially affect its business, results of operations and financial condition.
Failure to Comply with Complex and Evolving U.S. and Foreign Laws and Regulations Regarding Privacy, Data Use and Data Protection Could Have an Adverse Effect on the Company’s Business, Financial Condition and Results of Operations.
The Company’s business activities are subject to various and increasing laws and regulations in the United States and internationally governing the collection, use, sharing, protection and retention of personal data, which have implications for how such data is managed. These laws and regulations are increasingly complex and continue to evolve, and substantial uncertainty surrounds their scope and application. Moreover, data privacy and security laws may potentially conflict from jurisdiction to jurisdiction. Complying with these laws and regulations could be costly and resource-intensive, require the Company to change its business practices, or limit or restrict aspects of the Company’s business in a manner adverse to its business operations, including by inhibiting or preventing the collection of information that enables it to target and measure the effectiveness of advertising. The Company’s failure to comply, even if inadvertent or in good faith, or as a result of a compromise, breach or interruption of the Company’s systems by a third party, could result in exposure to enforcement by U.S. federal, state or local or foreign governments or private parties, as well as significant negative publicity and reputational damage. Examples of such laws include the European Union’s GDPR and the UK DPA and UK GDPR, each of which expands the regulation of personal data processing throughout the European Union and the U.K., respectively, and significantly increases maximum penalties for non-compliance, as well as a number of U.S. state data privacy laws, which establish certain transparency rules, put greater restrictions on the collection, use and sharing of personal information of their respective state residents and provide such residents with certain rights regarding their personal information. See “Governmental Regulation—Data Privacy and Security Regulation” for more information.
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
As of June 30, 2022, News Corp had $2.91 billion of total outstanding indebtedness (excluding related party debt) with maturities ranging from fiscal 2023 through fiscal 2032, including $652 million and $281 million, respectively, of indebtedness held by its non-wholly owned subsidiaries, Foxtel and REA Group (collectively with News Corp, the “Debtors”). The indebtedness of the Debtors and the terms of their financing arrangements could: (1) limit their ability to obtain additional financing in the future; (2) make it more difficult for them to satisfy their obligations under the terms of their financing arrangements, including the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents (collectively, the “Debt Documents”); (3) limit their ability to refinance their indebtedness on terms acceptable to them or at all; (4) limit their flexibility to plan for and adjust to changing business and market conditions in the industries in which they operate and increase their vulnerability to general adverse economic and industry conditions; (5) require them to dedicate a substantial portion of their cash flow to make interest and principal payments on their debt, thereby limiting the availability of their cash flow to fund future investments, capital expenditures, working capital, business activities, acquisitions and other general corporate requirements; (6) subject them to higher levels of indebtedness than their competitors, which may cause a competitive disadvantage and may reduce their flexibility in responding to increased competition; and (7) in the case of the Company’s fixed rate indebtedness, which includes prepayment penalties, diminish the Company’s ability to benefit from any future decrease in interest rates.
The ability of the Debtors to satisfy their debt service obligations (including any repurchase obligations) and to fund other cash needs will depend on the Debtors’ future performance and other factors such as changes in interest rates (which have been increasing) affecting the Debtors’ variable rate indebtedness. Although the Company hedges a portion of this interest rate exposure, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties. If the Debtors do not generate enough cash to pay their debt service obligations and fund their other cash requirements, they may be required to restructure or refinance all or part of their existing debt, sell assets, borrow more money or raise additional equity, any or all of which may not be available on reasonable terms or at all. The Company and its subsidiaries, including the Debtors, may also be able to incur substantial additional indebtedness in the future, which could exacerbate the effects described elsewhere in this “Item 1A. Risk Factors.”
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
The Company Could Be Subject to Significant Additional Tax Liabilities, which Could Adversely Affect its Operating Results and Financial Condition.
The Company is subject to taxation in U.S. federal, state and local jurisdictions and various non-U.S. jurisdictions, including Australia and the U.K. The Company’s effective tax rate is impacted by the tax laws, regulations, practices and interpretations in the jurisdictions in which it operates and may fluctuate significantly from period to period depending on, among other things, the geographic mix of the Company’s profits and losses, changes in tax laws and regulations or their application and interpretation, the outcome of tax audits and changes in valuation allowances associated with the Company’s deferred tax assets. Changes to enacted tax laws could have an adverse impact on the Company’s future tax rate and increase its tax provision. The Company may be required to record additional valuation allowances if, among other things, changes in tax laws or adverse economic conditions negatively impact the Company’s ability to realize its deferred tax assets. Evaluating and estimating the Company’s tax provision, current and deferred tax assets and liabilities and other tax accruals requires significant management judgment, and there are often transactions for which the ultimate tax determination is uncertain.
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
The Organization for Economic Cooperation and Development (OECD) continues to develop detailed rules to assist in the implementation of landmark reforms to the international tax system, as agreed in October 2021 by 136 members of the OECD/G20 Inclusive Framework. These rules are intended to address the tax challenges arising from globalization and the digitalization of the economy, including by expanding taxing rights to in-market countries as well as establishing a minimum 15% tax rate for multinational enterprises from 2024. The application of the rules continues to evolve, and its outcome may alter aspects of how the Company’s tax obligations are determined in countries in which it does business. While several jurisdictions have agreed to roll back their digital services taxes by 2023, certain jurisdictions still have separately enacted new digital services taxes. Those taxes have had limited impact on the Company’s overall tax obligations, but the Company continues to monitor them.
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
The Company’s Business Could Be Adversely Impacted by Changes in Law, Governmental Policy and Regulation.
Various aspects of the Company’s activities are subject to regulation in numerous jurisdictions around the world, and the introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed, and changes in the enforcement of existing laws and regulations in those countries, could have a negative impact on its interests. The Company’s Australian operating businesses may be adversely affected by changes in government policy, regulation or legislation, or the application or enforcement thereof, applying to companies in the Australian media industry or to Australian companies in general. See “Governmental Regulation—Australian Media Regulation” for more information. Benchmarks provided by the Company’s OPIS business may be subject to regulatory frameworks in the U.K. and other jurisdictions. See “Governmental Regulation—Benchmark Regulation” for more information. The Company’s newspaper publishing businesses in the U.K. are subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, and the Company’s radio stations in the U.K. and Ireland and its recently launched TalkTV are subject to governmental regulation by Ofcom. See “Governmental Regulation—U.K. Press Regulation” and “—U.K. Radio and Television Broadcasting Regulation,” respectively, for more information. In addition, increased focus on ESG issues among governmental bodies and various stakeholders has resulted, and may continue to result, in the adoption of new laws and regulations, reporting requirements and policies in the U.S. and internationally, including more specific, target-driven frameworks and prescriptive reporting of ESG metrics, practices and targets. Laws and regulations may vary between local, state, federal and international jurisdictions, and the enforcement of those laws and regulations may be inconsistent and unpredictable. The Company may incur substantial costs or be required to change its business practices in order to comply with applicable laws and regulations and could incur substantial penalties or other liabilities in the event of any failure to comply.
Risks Related to Intellectual Property
Theft of the Company’s Content, including Digital Piracy and Signal Theft, may Decrease Revenue and Adversely Affect the Company’s Business and Profitability.
The Company’s success depends in part on its ability to maintain, enforce and monetize the intellectual property rights in its original and acquired content, and theft of its brands, programming, digital content, books and other intellectual property affects the value of its content. Developments in technology, including the wide availability of higher internet bandwidth and reduced storage costs, increase the threat of content piracy by making it easier to stream, duplicate and widely distribute pirated material, including from less-regulated countries into the Company’s primary markets. The Company seeks to limit the threat of content piracy by, among other means, preventing unauthorized access to its content through the use of programming content encryption, signal encryption and other security access devices and digital rights management software, as well as by obtaining site blocking orders against pirate streaming and torrent sites and a variety of other actions. However, piracy is difficult to monitor and prevent and these efforts may be costly and are not always successful, particularly as infringers continue to develop tools that undermine security features and enable them to disguise their identities online. The proliferation of unauthorized use of the Company’s content undermines lawful distribution channels and reduces the revenue that the Company could receive from the legitimate sale and distribution of its content. Protection of the Company’s intellectual property rights is dependent on the scope and duration of its rights as defined by applicable laws in the U.S. and abroad, and if those laws are drafted or interpreted in ways that limit the extent or duration of the Company’s rights, or if existing laws are changed or not effectively enforced, the Company’s ability to generate revenue from its intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. In addition, the failure of legal and technological protections to evolve as piracy and associated technological tools become more sophisticated could make it more difficult for the Company to adequately protect its intellectual property, which could, in turn, negatively impact its value and further increase the Company’s enforcement costs.
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
The Company cannot predict the prices at which its common stock may trade. The market price of the Company’s common stock may fluctuate significantly, depending upon many factors, some of which may be beyond its control, including: (1) the Company’s quarterly or annual earnings, or those of other companies in its industry; (2) actual or anticipated fluctuations in the Company’s operating results; (3) success or failure of the Company’s business strategy; (4) the Company’s ability to obtain financing as needed; (5) changes in accounting standards, policies, guidance, interpretations or principles; (6) changes in laws and regulations affecting the Company’s business; (7) announcements by the Company or its competitors of significant new business developments or the addition or loss of significant customers; (8) announcements by the Company or its competitors of significant acquisitions or dispositions; (9) changes in earnings estimates by securities analysts or the Company’s ability to meet its earnings guidance, if any; (10) the operating and stock price performance of other comparable companies; (11) investor perception of the Company and the industries in which it operates; (12) results from material litigation or governmental investigations; (13) changes in capital gains taxes and taxes on dividends affecting stockholders; (14) overall market fluctuations, general economic conditions, such as inflationary pressures or a general economic slowdown or recession, and other external factors, including pandemics, war (such as the war in Ukraine) and terrorism; and (15) changes in the amounts and frequency of dividends or share repurchases, if any.
Certain of the Company’s Directors and Officers May Have Actual or Potential Conflicts of Interest Because of Their Equity Ownership in Fox Corporation (“FOX”) and/or Because They Also Serve as Officers and/or on the Board of Directors of FOX, Which May Result in the Diversion of Certain Corporate Opportunities to FOX.
Certain of the Company’s directors and executive officers own shares of FOX’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of the Company’s officers and directors also serve as officers and/or as directors of FOX, including K. Rupert Murdoch, who serves as the Company’s Executive Chairman and Chair of FOX, and Lachlan K. Murdoch, who serves as the Company’s Co-Chairman and Executive Chair and Chief Executive Officer of FOX. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for the Company and FOX. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Company and FOX regarding the terms of the agreements governing the indemnification of certain matters. In addition to any other arrangements that the Company and FOX may agree to implement, the Company and FOX agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.
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
Certain Provisions of the Company’s Restated Certificate of Incorporation and Amended and Restated By-laws and the Ownership of the Company’s Common Stock by the Murdoch Family Trust May Discourage Takeovers, and the Concentration of Ownership Will Affect the Voting Results of Matters Submitted for Stockholder Approval.
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
In addition, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust (MFT), which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 38.9% of the Company’s Class B Common Stock as of June 30, 2022, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the MFT. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional less than one percent of each of the Company’s Class B Common Stock and Class A Common Stock as of June 30, 2022. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 39.5% of the Company’s Class B Common Stock as of June 30, 2022. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the MFT increases the likelihood that proposals submitted for stockholder approval that are supported by the MFT will be adopted and proposals that the MFT does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock.
The Company’s Board of Directors has approved a $1 billion stock repurchase program for the Company’s Class A and Class B Common Stock, which could increase the percentage of Class B Common Stock held by the MFT. The Company has entered into a stockholders agreement with the MFT pursuant to which the Company and the MFT have agreed not to take actions that would result in the MFT and Murdoch family members together owning more than 44% of the outstanding voting power of the shares of Class B Common Stock or would increase the MFT’s voting power by more than 1.75% in any rolling 12-month period. The

MFT would forfeit votes to the extent necessary to ensure that the MFT and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the shares of Class B Common Stock, except where a Murdoch family member votes their own shares differently from the MFT on any matter.
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
United States
The Company’s principal real properties in the U.S. are the following:
(a)The leased U.S. headquarters of the Company, located at 1211 Avenue of the Americas, New York, New York. The space includes the executive and corporate offices of the Company and the executive and editorial offices of Dow Jones and the Post;
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
Europe
The Company’s principal real properties in Europe are the following:
(a)The leased headquarters and editorial offices of the London operations of News UK, Dow Jones and HarperCollins and the broadcast studios for the Company’s U.K. radio stations and TalkTV at The News Building, 1 London Bridge Street, London, England;
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
Australia and Asia
The Company’s principal real properties in Australia and Asia are the following:
(a)The Australian newspaper production and printing facilities which consist of:
1.A Company-owned print center and an office building in Sydney, Australia at which The Australian, The Daily Telegraph and The Sunday Telegraph are printed and published, respectively;
2.The leased print center and office facility in Melbourne, Australia at which Herald Sun and Sunday Herald Sun are printed and published, respectively;
3.A Company-owned print center and an office building in Adelaide, Australia at which The Advertiser and Sunday Mail are printed and published, respectively; and

4.The Company-owned print center and office building in Brisbane, Australia at which The Courier Mail and The Sunday Mail are printed and published, respectively;
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The Nasdaq Global Select Market (“Nasdaq”), its principal market, under the symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A Common Stock and Class B Common Stock are listed and traded on the Australian Securities Exchange (“ASX”) under the symbols “NWSLV” and “NWS,” respectively. As of August 5, 2022, there were approximately 16,000 holders of record of shares of Class A Common Stock and 400 holders of record of shares of Class B Common Stock.
Dividends
For information regarding dividends, see Note 12—Stockholders' Equity in the accompanying Consolidated Financial Statements.
Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Company’s Board of Directors in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. The remaining authorized amount under the Repurchase Program as of June 30, 2022 was approximately $817 million.
Stock repurchases commenced on November 9, 2021. During the fiscal year ended June 30, 2022, the Company repurchased and subsequently retired 5.8 million shares of Class A Common Stock for approximately $122 million and 2.9 million shares of Class B Common Stock for approximately $61 million. The Company did not purchase any of its Class A or Class B Common Stock during the fiscal years ended June 30, 2021 and 2020.
The following table details our monthly share repurchases during the three months ended June 30, 2022:

	Total Number of Shares Purchased - Class A(a)	Total Number of Shares Purchased - Class B(a)	Average Price Paid Per Share - Class A(b)	Average Price Paid Per Share - Class B(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	(in millions, except per share amounts)
March 28, 2022 - April 24, 2022	0.8	0.4	$21.72	$22.08	1.2	$848
April 25, 2022 - May 29, 2022	0.3	0.2	$18.95	$19.12	0.5	$837
May 30, 2022 - July 03, 2022	0.8	0.4	$15.50	$15.79	1.2	$817
Total	1.9	1.0	$18.55	$18.81	2.9
(a) The Company has not made any repurchases of Common Stock other than in connection with the publicly announced stock repurchase program described above.
(b) Amounts exclude fees, commissions or other costs associated with the repurchases.
ITEM 6.    [RESERVED]
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe,” “should” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations, the Company’s strategy and strategic initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K (the “Annual Report”). The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the Consolidated Financial Statements of News Corporation and related notes set forth elsewhere in this Annual Report.
The following discussion and analysis omits discussion of fiscal 2020. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for a discussion of fiscal 2020.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Businesses—This section provides a general description of the Company’s businesses, as well as developments that occurred during the two fiscal years ended June 30, 2022 and through the date of this filing that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the two fiscal years ended June 30, 2022. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed. The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2022 and 2021 included 53 and 52 weeks, respectively. As a result, the Company has referenced the impact of the 53rd week, where applicable, when providing analysis of the results of operations.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the two fiscal years ended June 30, 2022, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of June 30, 2022.
•Critical Accounting Policies and Estimates—This section discusses accounting policies considered important to the Company’s financial condition and results of operations, and which require significant judgment and estimates on the part of management in application. In addition, Note 2 to the Consolidated Financial Statements summarizes the Company’s significant accounting policies, including the critical accounting policies discussed in this section.

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
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus, Market VIPSM and AdvantageSM Pro products as well as its referral-based service, ReadyConnect ConciergeSM. Move also offers online tools and services to do-it-yourself landlords and tenants.
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider. Its Foxtel pay-TV service provides approximately 200 live channels and video on demand covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Group’s Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group also operates BINGE, its entertainment streaming service, Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content and Flash, its news aggregation streaming service.
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
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, mobile apps, newsletters, magazines, proprietary databases, live journalism, video and podcasts. The Dow Jones segment’s products, which target individual consumers and enterprise customers, include The Wall Street Journal, Barron’s, MarketWatch, Investor’s Business Daily, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires and OPIS.
•Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 17 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, Mariner, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, George Orwell, Agatha Christie and Zora Neale Hurston, as well as global author brands including J.R.R. Tolkien, C.S. Lewis, Daniel Silva, Karin Slaughter and Dr. Martin Luther King, Jr. It is also home to many beloved children’s books and authors and a significant Christian publishing business.
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes, among other publications, The Australian, The Daily Telegraph, Herald Sun, The Courier Mail and The Advertiser in Australia and The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., the Company’s recently launched TalkTV and Storyful, a social media content agency.
•Other—The Other segment consists primarily of general corporate overhead expenses, costs related to the U.K. Newspaper Matters (as defined in Note 16—Commitments and Contingencies to the Consolidated Financial Statements) and expenses associated with the Company’s cost reduction initiatives.

Digital Real Estate Services
The Digital Real Estate Services segment generates revenue through property and property-related advertising and services, including: the sale of real estate listing and lead generation products and referral-based services to agents, brokers, developers, homebuilders and landlords; real estate-related and property rental-related services; display advertising on residential real estate and commercial property sites; and residential property data services to the financial sector. The Digital Real Estate Services segment also generates revenue through fees and commissions from referrals generated through its end-to-end digital property search and financing offering and mortgage broking services. Significant expenses associated with these sites and services include development costs, advertising and promotional expenses, hosting and support services, salaries, broker commissions, employee benefits and other routine overhead expenses. The Digital Real Estate Services segment’s results are highly sensitive to conditions in the real estate market, as well as macroeconomic factors such as inflation and interest rates, which are expected to adversely impact real estate lead and transaction volumes and adjacent businesses in the near term.
Consumers overwhelmingly turn to the internet and mobile devices for real estate information and services. The Digital Real Estate Services segment’s success depends on its continued innovation to provide products and services that are useful for consumers and real estate, mortgage and financial services professionals, homebuilders and landlords and attractive to its advertisers. The Digital Real Estate Services segment operates in a highly competitive digital environment with other operators of real estate and property websites and mobile apps.
Subscription Video Services
The Company’s Subscription Video Services segment consists of (i) its 65% interest in the Foxtel Group and (ii) ANC. The Foxtel Group is the largest Australian-based subscription television provider through its Foxtel pay-TV and Kayo Sports, BINGE, Foxtel Now and Flash streaming services. The Foxtel Group generates revenue primarily through subscription revenue as well as advertising revenue.
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
ANC operates the SKY NEWS network, Australia’s 24-hour multi-channel, multi-platform news service, and also owns and operates the Australia Channel IPTV service for international markets. Revenue is primarily derived from monthly affiliate fees received from pay-TV providers and advertising.
The most significant operating expenses of the Subscription Video Services segment are the acquisition and production expenses related to programming, the expenses related to operating the technical facilities of the broadcast operations, expenses related to cable, satellite and data-related transmission costs and studio and engineering expense. The expenses associated with licensing certain sports programming rights are recognized during the applicable season or event, which can cause results at the Subscription Video Services segment to fluctuate based on the timing and mix of the Foxtel Group’s local and international sports programming. Sports programming rights costs associated with a dedicated channel are amortized over 12 months. Other expenses include subscriber acquisition costs such as sales costs and marketing and promotional expenses related to improving the market visibility and awareness of the channels and their programming. Additional expenses include salaries, employee benefits, technology, rent and other routine overhead expenses.
Dow Jones
The Dow Jones segment’s products target individual consumers and enterprise customers. Revenue from the Dow Jones segment’s consumer business is derived primarily from circulation, which includes subscription and single-copy sales of its digital and print consumer products, the sale of digital and print advertising, licensing fees for its print and digital consumer content and participation fees for its live journalism events. Circulation revenues are dependent on the content of the Dow Jones segment’s consumer products, prices of its and/or competitors’ products, as well as promotional activities and news cycles. Advertising revenue is dependent on a number of factors, including demand for the Dow Jones segment’s consumer products, general economic and business conditions, demographics of the customer base, advertising rates and effectiveness and brand strength and reputation. Advertising revenues are also subject to seasonality, with revenues typically highest in the Company's second fiscal quarter due to the end-of-year holiday season. In addition, the traditional consumer print business faces challenges from alternative media formats and shifting consumer preferences, which have adversely affected, and are expected to continue to adversely affect, both print circulation and advertising revenues. Advertising, in particular, has been impacted by long-term structural movements in advertising spending from print to digital. The increasing range of advertising choices and formats has resulted in audience fragmentation and increased competition. Technologies and policies have also been and will continue to be developed and implemented that may make it more difficult to target and measure the effectiveness of digital advertising or allow users to block advertising on websites and mobile devices, which may impact digital advertising rates or revenues. As a multi-platform news provider, the Dow Jones segment recognizes the importance of maximizing revenues from a variety of media formats and platforms, both in terms of paid content and in new advertising models, and continues to invest in its digital and other products, which represent an increasingly larger share of revenues at its consumer business. Mobile devices, their related apps and other technologies, provide continued opportunities for the Dow Jones segment to make its content available to a new audience of readers, introduce new or different pricing schemes and develop its products to continue to attract advertisers and/or affect the relationship between content providers and consumers. The Dow Jones segment continues to develop and implement strategies to exploit its content across a variety of media channels and platforms, including leveraging its content through licensing arrangements with third-party distribution platforms and growing its live journalism events business.
Operating expenses for the consumer business include costs related to paper, production, distribution, third party printing, editorial and commissions. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overheads. The costs associated with printing and distributing newspapers, including paper prices and delivery costs, are key operating expenses whose fluctuations can have a material effect on the results of the Dow Jones segment’s consumer business. The consumer business is affected by the cyclical increases and decreases in the price of paper and other factors that may affect paper prices, including, among other things, inflation, supply chain disruptions and tariffs or other restrictions on non-U.S. paper suppliers. In addition, the Dow Jones segment relies on third parties for much of the printing and distribution of its print products. Long-term structural movements from print to digital and changing labor markets present challenges to the financial and operational stability of these third parties which could, in turn, impact the availability, or increase the cost, of third-party printing and distribution services for the Company's newspapers.
The Dow Jones segment’s consumer products compete for consumers, audience and advertising with other local and national newspapers, web and app-based media, news aggregators, customized news feeds, search engines, blogs, magazines, investment tools, social media sources, podcasts and event producers, as well as other media such as television, radio stations and outdoor displays. As a result of rapidly changing and evolving technologies, distribution platforms and business models, and corresponding changes in consumer behavior, the consumer business continues to face increasing competition for both circulation and advertising revenue, including from a variety of alternative news and information sources, as well as programmatic advertising buying channels and off-platform distribution of its products.
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
The Dow Jones segment’s professional information products compete with various information service providers, compliance data providers, global financial newswires and energy and commodities pricing and data providers, including Reuters News, RELX (including LexisNexis and ICIS), Refinitiv, S&P Global, DTN and Argus Media, as well as many other providers of news, information and compliance data.
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

Major new title releases represent a significant portion of the Book Publishing segment’s sales throughout the fiscal year. Print-based consumer books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Book Publishing segment is subject to global trends and local economic conditions, including recent increases in inflation and supply chain disruptions, which are expected to continue to adversely affect costs in the near term. Operating expenses for the Book Publishing segment include costs related to paper, printing, freight, authors’ royalties, editorial, promotional, art and design expenses. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead costs.
News Media
Revenue at the News Media segment is derived primarily from the sale of advertising, circulation and subscriptions, as well as licensing. Adverse changes in general market conditions for advertising have affected, and may continue to affect, revenues. Advertising revenues at the News Media segment are also subject to seasonality, with revenues typically being highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies. Circulation and subscription revenues can be greatly affected by changes in the prices of the Company’s and/or competitors’ products, as well as by promotional activities and news cycles.
Operating expenses include costs related to paper, production, distribution, third party printing, editorial, commissions, technology and radio sports rights. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead. The cost of paper is a key operating expense whose fluctuations can have a material effect on the results of the segment. The News Media segment continues to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. The News Media segment’s expenses are affected by the cyclical increases and decreases in the price of paper and other factors that may affect paper prices, including, among other things, inflation, supply chain disruptions and tariffs.
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
As multi-platform news providers, the businesses within the News Media segment recognize the importance of maximizing revenues from a variety of media formats and platforms, both in terms of paid content and in new advertising models, and continue to invest in their digital products. Mobile devices, their related apps and other technologies, provide continued opportunities for the businesses within the News Media segment to make their content available to a new audience of readers, introduce new or different pricing schemes and develop their products to continue to attract advertisers and/or affect the relationship between content providers and consumers. The businesses within the News Media segment continue to develop and implement strategies to exploit their content across a variety of media channels and platforms, including leveraging their content through licensing arrangements with third-party distribution platforms.
Other
The Other segment primarily consists of general corporate overhead expenses and costs related to the U.K. Newspaper Matters and expenses associated with the Company’s cost reduction initiatives.

Other Business Developments
Fiscal 2022
Acquisition of UpNest
In June 2022, the Company acquired UpNest, Inc. (“UpNest”) for closing cash consideration of approximately $45 million, subject to customary purchase price adjustments, and up to $15 million in future cash consideration based upon the achievement of certain performance objectives over the next two years. UpNest is a real estate agent marketplace that matches home sellers and buyers with top local agents who compete for their business. The UpNest acquisition helps Realtor.com® further expand its services and support for home sellers and listing agents and brokers. UpNest is a subsidiary of Move, and its results are included within the Digital Real Estate Services segment.
Acquisition of Base Chemicals
In June 2022, the Company acquired the Base Chemicals (rebranded Chemical Market Analytics, “CMA”) business from S&P Global Inc. (“S&P”) for $295 million in cash, subject to customary purchase price adjustments. CMA provides pricing data, insights, analysis and forecasting for key base chemicals through its leading Market Advisory and World Analysis services. The acquisition enables Dow Jones to become a leading provider of base chemicals information and furthers its goal of building the leading global business news and information platform for professionals. CMA is operated by Dow Jones, and its results are included in the Dow Jones segment.
Term Loan A and Revolving Credit Facilities
On March 29, 2022, the Company terminated its existing unsecured $750 million revolving credit facility and entered into a new credit agreement (the “2022 Credit Agreement”) that provides for $1,250 million of unsecured credit facilities comprised of a $500 million unsecured term loan A credit facility (the “Term A Facility” and the loans under the Term A Facility are collectively referred to as “Term A Loans”) and a $750 million unsecured revolving credit facility (the “Revolving Facility” and, together with the Term A Facility, the “Facilities”) that can be used for general corporate purposes. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. See Note 11—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
The Company borrowed the full amount of the Term A Facility on March 31, 2022 and had not borrowed any funds under the Revolving Facility as of June 30, 2022.
Acquisition of OPIS
In February 2022, the Company acquired the Oil Price Information Service business and related assets (“OPIS”) from S&P and IHS Markit Ltd. for $1.15 billion in cash, subject to customary purchase price adjustments. OPIS is a global industry standard for benchmark and reference pricing and news and analytics for the oil, natural gas liquids and biofuels industries. The business also provides pricing and news and analytics for the coal, mining and metals end markets and insights and analytics in renewables and carbon pricing. The acquisition enables Dow Jones to become a leading provider of energy and renewables information and furthers its goal of building the leading global business news and information platform for professionals. OPIS is a subsidiary of Dow Jones, and its results are included in the Dow Jones segment.
2022 Senior Notes Offering
In February 2022, the Company issued $500 million of senior notes due 2032 (the “2022 Senior Notes”). The 2022 Senior Notes bear interest at a fixed rate of 5.125% per annum, payable in cash semi-annually on February 15 and August 15 of each year, commencing on August 15, 2022. The notes will mature on February 15, 2032. The Company is using the net proceeds from the offering for general corporate purposes, including to fund the acquisitions of OPIS and CMA. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
Share Repurchase Program
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the

Company’s Board of Directors (the “Board of Directors”) in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. See Note 12—Stockholders' Equity in the accompanying Consolidated Financial Statements.
REA Group sale of Malaysia and Thailand businesses
In August 2021, REA Group acquired an 18% interest (16.6% on a diluted basis) in PropertyGuru Pte. Ltd. (“PropertyGuru”), a leading digital property technology company operating marketplaces in Southeast Asia, in exchange for all shares of REA Group’s entities in Malaysia and Thailand. The transaction was completed after REA Group entered into an agreement to sell its 27% interest in its existing venture with 99.co. The transaction creates a leading digital real estate services company in Southeast Asia, new opportunities for collaboration and access to a deeper pool of expertise, technology and investment in the region. REA Group received one seat on the board of directors of PropertyGuru as part of the transaction.
In March 2022, PropertyGuru completed its merger with Bridgetown 2 Holdings Limited. As a result of the merger and subsequent investments made in connection with the transaction, REA Group’s ownership interest in PropertyGuru was 17.5% and a gain of approximately $15 million was recorded in Other, net.
Russian and Ukrainian conflict
The Company has taken steps to ensure the safety of its journalists and other personnel in Ukraine and Russia and will continue to monitor the situation in the region and provide support, as needed, to affected employees. The Company has extremely limited operations in, or direct exposure to, Russia or Ukraine, and the conflict has not had a material impact on its business, financial condition, or results of operations to date. However, the conflict has broadened inflationary pressures and a further escalation or expansion of its scope or the related economic disruption could impact the Company's supply chain, further exacerbate inflation and other macroeconomic trends and have an adverse effect on its results of operations.
Fiscal 2021
Acquisition of Mortgage Choice
In June 2021, REA Group acquired Mortgage Choice Limited (“Mortgage Choice”) for approximately A$244 million in cash (approximately US$183 million based on exchange rates as of the closing date), funded by an increase in REA Group’s debt facilities. Control was transferred and the acquisition became effective and binding on Mortgage Choice shareholders on June 18, 2021 upon court approval. Mortgage Choice is a leading Australian mortgage broking business, and the acquisition complements REA Group’s existing Smartline broker footprint and accelerates REA Group’s financial services strategy to establish a leading mortgage broking business with national scale. Mortgage Choice is a subsidiary of REA Group and its results are included in the Digital Real Estate Services segment.
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
2021 Senior Notes Offering
In April 2021, the Company issued $1 billion of senior notes due 2029 (the “2021 Senior Notes”). The 2021 Senior Notes bear interest at a fixed rate of 3.875% per annum, payable in cash semi-annually on May 15 and November 15 of each year, commencing November 15, 2021. The notes will mature on May 15, 2029. The Company used the net proceeds from the offering for general corporate purposes, which included acquisitions and working capital.
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
Elara
In December 2020, the Company acquired a controlling interest in Elara Technologies Pte. Ltd. (rebranded REA India) through a subscription for newly-issued preference shares and the buyout of certain minority shareholders. The total aggregate purchase price associated with the acquisition at the completion date is $138 million which primarily consists of $69 million of cash, the fair value of noncontrolling interests of $37 million and the fair value of the Company’s previously held equity interest in REA India of $22 million. As a result of the transactions, REA Group’s shareholding in REA India increased from 13.5% to 59.7%, while News Corporation’s shareholding increased from 22.1% to 39.0%. During the three months ended March 31, 2021, REA Group acquired an additional 0.8% interest in REA India. REA Group and News Corporation now hold all REA India board seats, and the Company began consolidating REA India in December 2020. The acquisition of REA India allows REA Group to be at the forefront of long-term growth opportunities within India and the digitization of the real estate sector. REA India is a subsidiary of REA Group, and its results are included within the Digital Real Estate Services segment. As a result of the transactions, the Company’s ownership in REA Group was diluted by 0.2% to 61.4%. Subsequent to June 30, 2021, REA Group provided additional funding to REA India in exchange for further equity which increased REA Group’s ownership interest to 73.3% and diluted News Corporation’s interest to 26.6%.
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

Results of Operations—Fiscal 2022 versus Fiscal 2021
The following table sets forth the Company’s operating results for fiscal 2022 as compared to fiscal 2021.

	For the fiscal years ended June 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$4,425	$4,206	$219	5%
Advertising	1,821	1,594	227	14%
Consumer	2,106	1,908	198	10%
Real estate	1,347	1,153	194	17%
Other	686	497	189	38%
Total Revenues	10,385	9,358	1,027	11%
Operating expenses	(5,124)	(4,831)	(293)	(6)%
Selling, general and administrative	(3,592)	(3,254)	(338)	(10)%
Depreciation and amortization	(688)	(680)	(8)	(1)%
Impairment and restructuring charges	(109)	(168)	59	35%
Equity losses of affiliates	(13)	(65)	52	80%
Interest expense, net	(99)	(53)	(46)	(87)%
Other, net	52	143	(91)	(64)%
Income before income tax expense	812	450	362	80%
Income tax expense	(52)	(61)	9	15%
Net income	760	389	371	95%
Less: Net income attributable to noncontrolling interests	(137)	(59)	(78)	**
Net income attributable to News Corporation stockholders	$623	$330	$293	89%
________________________
**    not meaningful
Revenues—Revenues increased $1,027 million, or 11%, for the fiscal year ended June 30, 2022 as compared to fiscal 2021, primarily driven by the increase at the Digital Real Estate Services segment primarily due to higher real estate revenues and the acquisition of Mortgage Choice, at the Dow Jones segment primarily due to the increase in circulation and subscription revenues, which includes the impacts from the acquisitions of IBD and OPIS, and higher advertising revenues, at the News Media segment primarily due to higher advertising and circulation and subscription revenues and at the Book Publishing segment primarily due to the acquisition of HMH Books and Media. The increases were partially offset by the decrease at the Subscription Video Services segment due to the negative impact of foreign currency fluctuations, as higher streaming and advertising revenues more than offset lower residential subscription revenues. The impact of the 53rd week in fiscal 2022 resulted in a revenue increase of approximately $110 million.
The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $161 million, or 2%, for the fiscal year ended June 30, 2022 as compared to fiscal 2021. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying the results for each quarter in the current period by the difference between the average exchange rate for that quarter and the average exchange rate in effect during the corresponding quarter of the prior year and totaling the impact for all quarters in the current period.
Operating expenses—Operating expenses increased $293 million, or 6%, for the fiscal year ended June 30, 2022 as compared to fiscal 2021. The increase was primarily driven by higher expenses at the Book Publishing segment due to the acquisition of HMH Books and Media and higher manufacturing and freight costs related to increased sales volumes, the mix of titles and the impact of ongoing supply chain and inflationary pressures. The increase was also driven by the Dow Jones segment due to higher employee costs and the impact from recent acquisitions, higher costs at the News Media segment primarily due to higher costs associated with TalkTV and higher print production costs in the U.K., as well as at the Digital Real Estate Services segment due to higher employee costs. The Company has generally observed a very competitive labor market which has led to higher compensation and hiring costs for attracting and retaining highly qualified employees at some of its businesses and is expected to continue to impact the Company’s cost base in the near term. The increases were partially offset by lower expenses at the Subscription Video Services segment, primarily due to the absence of $57 million of additional sports programming rights and production costs recognized in the prior year that were deferred from fiscal 2020 due to the coronavirus pandemic (“COVID-19”)

and the positive impact of foreign currency fluctuations, partially offset by higher sports and entertainment programming rights costs due to increased content availability. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $76 million, or 2%, for the fiscal year ended June 30, 2022 as compared to fiscal 2021.
Selling, general and administrative—Selling, general and administrative increased $338 million, or 10%, for the fiscal year ended June 30, 2022 as compared to fiscal 2021. The increase in Selling, general and administrative for the fiscal year ended June 30, 2022 was primarily due to increased expenses at the Digital Real Estate Services segment driven by the acquisitions of Mortgage Choice and REA India, higher employee costs at both Move and REA Group and increased marketing expenses at Move. The increase was also driven by higher costs at the Dow Jones segment due to the impact of recent acquisitions, including a $25 million impact from OPIS and CMA-related transaction costs, increased employee costs and increased sales and marketing costs. The increase was partially offset by lower costs of $67 million in the Other segment, primarily driven by lower equity-based compensation costs largely related to stock price performance and lower one-time legal settlement costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $61 million, or 2%, for the fiscal year ended June 30, 2022 as compared to fiscal 2021.
Depreciation and amortization—Depreciation and amortization expense increased $8 million, or 1%, for the fiscal year ended June 30, 2022 as compared to fiscal 2021. For the fiscal year ended June 30, 2022, $28 million of higher amortization expense from intangible assets driven by the Company’s recent acquisitions was partially offset by $20 million of lower depreciation expense driven by the transition to digital and optimization of the Company’s printing operations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $13 million, or 2%, for the fiscal year ended June 30, 2022 as compared to fiscal 2021.
Impairment and restructuring charges—During the fiscal years ended June 30, 2022 and 2021, the Company recorded restructuring charges of $94 million and $168 million, respectively.
During the fiscal year ended June 30, 2022, the Company recognized non-cash impairment charges of $15 million related to the write-down of fixed assets associated with the shutdown and anticipated sale of certain U.S. printing facilities at the Dow Jones segment.
See Note 5—Restructuring Programs and Note 7—Property, Plant and Equipment in the accompanying Consolidated Financial Statements.
Equity losses of affiliates—Equity losses of affiliates decreased by $52 million for the fiscal year ended June 30, 2022 as compared to fiscal 2021, primarily due to the absence of the $54 million non-cash write-down of the Foxtel Group’s investment in the Nickelodeon Australia Joint Venture in the fourth quarter of fiscal 2021. See Note 6—Investments in the accompanying Consolidated Financial Statements.

Interest expense, net—Interest expense, net for the fiscal year ended June 30, 2022 increased $46 million as compared to fiscal 2021, primarily driven by the issuance of the 2021 and 2022 Senior Notes in April 2021 and February 2022, respectively, and the incurrence of the Term A Loans in March 2022. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
Other, net—Other, net decreased $91 million for the fiscal year ended June 30, 2022 as compared to fiscal 2021. See Note 21—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense—The Company’s income tax expense and effective tax rate for the fiscal year ended June 30, 2022 were $52 million and 6%, respectively, as compared to an income tax expense and effective tax rate of $61 million and 14%, respectively, for fiscal 2021.
For the fiscal year ended June 30, 2022, the Company recorded income tax expense of $52 million on pre-tax income of $812 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, offset by the reversal of valuation allowances, including $149 million related to certain foreign deferred tax assets that are more likely than not to be realized, the lower tax impact related to the sale of REA Group’s Malaysia and Thailand businesses and the remeasurement of deferred taxes in the U.K.
For the fiscal year ended June 30, 2021, the Company recorded income tax expense of $61 million on pre-tax income of $450 million, resulting in an effective tax rate that was lower than the U.S. statutory tax rate. The tax rate was impacted by valuation allowances being recorded against tax benefits in certain foreign jurisdictions with operating losses and by the impact of foreign operations which are subject to higher tax rates, offset by a release of valuation allowances of $64 million related to certain U.S. deferred tax assets that are more likely than not to be realized and the remeasurement of deferred taxes in the U.K.
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

Net income—Net income was $760 million for the fiscal year ended June 30, 2022, as compared to $389 million for the fiscal year ended June 30, 2021, an improvement of $371 million, or 95%, primarily driven by higher Total Segment EBITDA, lower impairment and restructuring charges and lower losses from equity affiliates, partially offset by lower Other, net and higher interest expense.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests was $137 million for the fiscal year ended June 30, 2022, as compared to net income attributable to noncontrolling interests of $59 million for the fiscal year ended June 30, 2021, primarily driven by increased earnings at REA Group, which included the $107 million gain from the disposition of its entities in Malaysia and Thailand.
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

The following table reconciles Net income to Total Segment EBITDA for the fiscal years ended June 30, 2022 and 2021:

	For the fiscal years ended June 30,
	2022	2021
(in millions)
Net income	$760	$389
Add:
Income tax expense	52	61
Other, net	(52)	(143)
Interest expense, net	99	53
Equity losses of affiliates	13	65
Impairment and restructuring charges	109	168
Depreciation and amortization	688	680
Total Segment EBITDA	$1,669	$1,273
The following table sets forth the Company’s Revenues and Segment EBITDA by reportable segment for the fiscal years ended June 30, 2022 and 2021:

	For the fiscal years ended June 30,
	2022		2021
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$1,741	$574	$1,393	$514
Subscription Video Services	2,026	360	2,072	359
Dow Jones	2,004	433	1,702	332
Book Publishing	2,191	306	1,985	303
News Media	2,423	217	2,205	52
Other	—	(221)	1	(287)
Total	$10,385	$1,669	$9,358	$1,273
Digital Real Estate Services (17% and 15% of the Company’s consolidated revenues in fiscal 2022 and 2021, respectively)

	For the fiscal years ended June 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$13	$25	$(12)	(48)%
Advertising	135	126	9	7%
Real estate	1,347	1,153	194	17%
Other	246	89	157	**
Total Revenues	1,741	1,393	348	25%
Operating expenses	(208)	(182)	(26)	(14)%
Selling, general and administrative	(959)	(697)	(262)	(38)%
Segment EBITDA	$574	$514	$60	12%

** not meaningful
For the fiscal year ended June 30, 2022, revenues at the Digital Real Estate Services segment increased $348 million, or 25%, as compared to fiscal 2021. At REA Group, revenues increased $277 million, or 37%, to $1,029 million for the fiscal year ended June 30, 2022 from $752 million in fiscal 2021, primarily due to the $143 million contribution from the acquisition of Mortgage Choice in the fourth quarter of fiscal 2021, an increase in Australian depth revenue driven by higher national listings and price increases and an $18 million increase from the acquisition of REA India in the second quarter of fiscal 2021, partially offset by the $29 million negative impact of foreign currency fluctuations and the $22 million adverse impact from a valuation adjustment related to expected trail commissions at its financial services business. Revenues at Move increased $71 million, or 11%, to $712 million for the fiscal year ended June 30, 2022 from $641 million in fiscal 2021, primarily driven by higher real estate revenues. The traditional lead generation product benefited from higher contribution from Market VIPSM, a hybrid product offering, in addition to increased yield from ConnectionsSM Plus, partially offset by lower lead volume. The referral model benefited from higher average home values, partially offset by lower transaction volume, and generated 31% of total Move revenues. These increases were partially offset by the $12 million impact from the sale of Top Producer in the third quarter of fiscal 2021. Lead volumes declined 23% for the fiscal year ended June 30, 2022, as compared to fiscal 2021. The impact of the 53rd week in fiscal 2022 resulted in a revenue increase of approximately $14 million for the segment.
For the fiscal year ended June 30, 2022, Segment EBITDA at the Digital Real Estate Services segment increased $60 million, or 12%, as compared to fiscal 2021. The increase in Segment EBITDA was primarily driven by the $75 million higher contribution from REA Group, mainly due to the higher revenues discussed above, and inclusive of a $9 million and $3 million negative impact from the acquisitions of REA India and Mortgage Choice, respectively. The increase was partially offset by higher employee costs at Move and REA Group, $29 million of higher marketing costs at Move, the $14 million adverse impact from a valuation adjustment related to expected trail commissions at REA Group’s financial services business and the $12 million negative impact of foreign currency fluctuations.
Subscription Video Services (20% and 22% of the Company’s consolidated revenues in fiscal 2022 and 2021, respectively)

	For the fiscal years ended June 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,753	$1,825	$(72)	(4)%
Advertising	232	210	22	10%
Other	41	37	4	11%
Total Revenues	2,026	2,072	(46)	(2)%
Operating expenses	(1,281)	(1,334)	53	4%
Selling, general and administrative	(385)	(379)	(6)	(2)%
Segment EBITDA	$360	$359	$1	—%
For the fiscal year ended June 30, 2022, revenues at the Subscription Video Services segment decreased $46 million, or 2%, as compared to fiscal 2021, due to the negative impact of foreign currency fluctuations, as the $114 million increase in streaming revenues, primarily from BINGE and Kayo, and higher advertising revenues more than offset lower residential subscription revenues resulting from fewer residential broadcast subscribers. Foxtel Group streaming subscription revenues represented approximately 20% of total circulation and subscription revenues for the fiscal year ended June 30, 2022, as compared to 14% in fiscal 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $61 million, or 3%, for the fiscal year ended June 30, 2022, as compared to fiscal 2021.
For the fiscal year ended June 30, 2022, Segment EBITDA increased $1 million as compared to fiscal 2021, primarily due to the absence of $57 million of additional sports programming rights and production costs recognized in the prior year that were deferred from the fourth quarter of fiscal 2020 due to COVID-19 and lower employee costs due to reduced headcount, largely offset by higher sports and entertainment programming rights costs due to increased content availability, higher technology costs, higher investment spending on streaming products, mainly in marketing, and the negative $8 million impact of foreign currency fluctuations.
The following tables provide information regarding certain key performance indicators for the Foxtel Group, the primary reporting unit within the Subscription Video Services segment, as of and for the fiscal years ended June 30, 2022 and 2021. Management believes these metrics provide useful information to allow investors to understand trends in consumer behavior and acceptance of the various services offered by the Foxtel Group. Management utilizes these metrics to track and forecast subscription revenue trends across the business’s various linear and streaming products. See “Part I. Business” for further detail regarding these performance indicators including definitions and methods of calculation.

	As of June 30,
	2022	2021
	(in 000s)
Broadcast Subscribers
Residential(a)	1,481	1,651
Commercial(b)	242	234
Streaming Subscribers (Total (Paid))(c)
Kayo	1,312 (1,293 paid)	1,079 (1,054 paid)
BINGE	1,263 (1,192 paid)	827 (733 paid)
Foxtel Now	201 (194 paid)	228 (219 paid)
Total Subscribers (Total (Paid))(d)	4,529 (4,413 paid)	4,019 (3,891 paid)

	For the fiscal years ended June 30,
	2022	2021
Broadcast ARPU(e)	A$82 (US$59)	A$80 (US$60)
Broadcast Subscriber Churn(f)	13.8%	17.3%
(a)Subscribing households throughout Australia as of June 30, 2022 and 2021.
(b)Commercial subscribers throughout Australia as of June 30, 2022 and 2021.
(c)Total and Paid subscribers for the applicable streaming service as of June 30, 2022 and 2021. Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)Total subscribers consists of Foxtel’s broadcast and streaming services listed above, and, as of June 30, 2022, Flash.
(e)Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the fiscal years ended June 30, 2022 and 2021.
(f)Broadcast residential subscriber churn rate (excluding Optus) (Broadcast Subscriber Churn) for the fiscal years ended June 30, 2022 and 2021.
Dow Jones (19% and 18% of the Company’s consolidated revenues in fiscal 2022 and 2021, respectively)

	For the fiscal years ended June 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,516	$1,296	$220	17%
Advertising	449	373	76	20%
Other	39	33	6	18%
Total Revenues	2,004	1,702	302	18%
Operating expenses	(845)	(781)	(64)	(8)%
Selling, general and administrative	(726)	(589)	(137)	(23)%
Segment EBITDA	$433	$332	$101	30%
For the fiscal year ended June 30, 2022, revenues at the Dow Jones segment increased $302 million, or 18%, as compared to fiscal 2021, primarily driven by the increase in circulation and subscription revenues, higher advertising revenues, the $65 million impact from the acquisition of IBD in the fourth quarter of fiscal 2021 and the $47 million impact from the acquisition of OPIS in the third quarter of fiscal 2022. Digital revenues at the Dow Jones segment represented 75% of total revenues for the fiscal year ended June 30, 2022, as compared to 72% in fiscal 2021. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $10 million for the fiscal year ended June 30, 2022 as compared to fiscal 2021. The impact of the 53rd week in fiscal 2022 resulted in a revenue increase of approximately $40 million.

Circulation and subscription revenues

	For the fiscal years ended June 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$937	$817	$120	15%
Professional information business	579	479	100	21%
Total circulation and subscription revenues	$1,516	$1,296	$220	17%
Circulation and subscription revenues increased $220 million, or 17%, during the fiscal year ended June 30, 2022 as compared to fiscal 2021. Circulation and other revenues increased $120 million, or 15%, primarily driven by the $59 million impact from the acquisition of IBD and the growth in digital-only subscriptions at The Wall Street Journal and Barron’s Group. During the fourth quarter of fiscal 2022, average daily digital-only subscriptions at The Wall Street Journal increased 14% to 3.1 million as compared to fiscal 2021, and digital revenues represented 67% of circulation revenue for the fiscal year ended June 30, 2022, as compared to 64% in fiscal 2021. Revenues at the professional information business increased $100 million, or 21%, primarily driven by the $47 million impact from the acquisition of OPIS and an increase of $35 million in Risk & Compliance revenues. The impact of the 53rd week in fiscal 2022 resulted in a circulation and subscription revenue increase of approximately $31 million.
The following table summarizes average daily consumer subscriptions during the three months ended June 30, 2022 and 2021 for select publications and for all consumer subscription products.(a)

	For the three months ended June 30(b),
	2022	2021	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	3,095	2,722	373	14%
Total subscriptions	3,749	3,456	293	8%
Barron’s Group(d)
Digital-only subscriptions(c)	848	700	148	21%
Total subscriptions	1,038	920	118	13%
Total Consumer(e)
Digital-only subscriptions(c)	4,029	3,522	507	14%
Total subscriptions	4,898	4,502	396	9%
________________________
(a)Based on internal data for the periods from March 28, 2022 to July 3, 2022 and March 29, 2021 to June 27, 2021, respectively, with independent verification procedures performed by PricewaterhouseCoopers LLP UK.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
Advertising revenues
Advertising revenues increased $76 million, or 20%, during the fiscal year ended June 30, 2022 as compared to fiscal 2021. Digital advertising revenues increased by $47 million, driven by higher average yields, and represented 59% of advertising revenue for the fiscal year ended June 30, 2022, as compared to 58% in fiscal 2021. The increase in advertising revenues was also due to the $29 million increase in print advertising revenues driven by the ongoing recovery from COVID-19. The impact of the 53rd week in fiscal 2022 resulted in an advertising revenue increase of approximately $9 million.

Segment EBITDA
For the fiscal year ended June 30, 2022, Segment EBITDA at the Dow Jones segment increased $101 million, or 30%, as compared to fiscal 2021, including the $19 million and $17 million impacts from the acquisitions of IBD and OPIS, respectively, primarily due to the increase in revenues discussed above, partially offset by increased employee costs, the $25 million impact from OPIS and CMA-related transaction costs and increased sales and marketing costs.
Book Publishing (21% of the Company’s consolidated revenues in both fiscal 2022 and 2021)

	For the fiscal years ended June 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$2,106	$1,908	$198	10%
Other	85	77	8	10%
Total Revenues	2,191	1,985	206	10%
Operating expenses	(1,512)	(1,301)	(211)	(16)%
Selling, general and administrative	(373)	(381)	8	2%
Segment EBITDA	$306	$303	$3	1%
For the fiscal year ended June 30, 2022, revenues at the Book Publishing segment increased $206 million, or 10%, as compared to fiscal 2021, primarily driven by the $149 million contribution from the acquisition of HMH Books and Media in the fourth quarter of fiscal 2021, increased book sales in the U.K. and higher revenues in the General Books category, which benefited from the releases of Twelve and a Half by Gary Vaynerchuk, The Storyteller by Dave Grohl and The Pioneer Woman Cooks: Super Easy! by Ree Drummond. Christian Publishing sales also improved, driven by the ongoing recovery of certain distribution channels from COVID-19. The increases were partially offset by a $16 million impact from lower sales of the Bridgerton series and lower sales in the foreign language and Children’s publishing categories. Digital sales increased by 4% as compared to fiscal 2021 due to growth in downloadable audiobooks, partially offset by lower sales of e-books. Digital sales represented approximately 21% of consumer revenues during the fiscal year ended June 30, 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $14 million, or 1%, for the fiscal year ended June 30, 2022 as compared to fiscal 2021. The impact of the 53rd week in fiscal 2022 resulted in a revenue increase of approximately $20 million.
For the fiscal year ended June 30, 2022, Segment EBITDA at the Book Publishing segment increased $3 million, or 1%, as compared to fiscal 2021, including a $22 million positive impact from the acquisition of HMH Books and Media, as the higher revenues discussed above were largely offset by higher manufacturing and freight costs related to increased sales volumes, the mix of titles and the impact from ongoing supply chain and inflationary pressures. These supply chain and inflationary pressures are expected to continue to impact the business in the near term.
News Media (23% and 24% of the Company’s consolidated revenues in fiscal 2022 and 2021, respectively)

	For the fiscal years ended June 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,143	$1,060	$83	8%
Advertising	1,005	885	120	14%
Other	275	260	15	6%
Total Revenues	2,423	2,205	218	10%
Operating expenses	(1,278)	(1,233)	(45)	(4)%
Selling, general and administrative	(928)	(920)	(8)	(1)%
Segment EBITDA	$217	$52	$165	**

** not meaningful
For the fiscal year ended June 30, 2022, revenues at the News Media segment increased $218 million, or 10%, as compared to fiscal 2021. Advertising revenues increased $120 million as compared to fiscal 2021, driven by digital advertising growth across key mastheads, print advertising growth at News UK, the positive impact of the 53rd week and higher revenues at Wireless Group, partially offset by the negative impact of foreign currency fluctuations. Circulation and subscription revenues increased $83 million as compared to fiscal 2021, driven by higher content licensing revenues, primarily at News Corp Australia, digital subscriber growth across key mastheads, cover price increases and the positive impact of the 53rd week, partially offset by print volume declines and the negative impact of foreign currency fluctuations. Other revenues for the fiscal year ended June 30, 2022 increased $15 million as compared to fiscal 2021, primarily driven by increased revenues at News Corp Australia, partially offset by lower revenues at News UK. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $47 million, or 2%, for the fiscal year ended June 30, 2022 as compared to fiscal 2021. The impact of the 53rd week in fiscal 2022 resulted in a revenue increase of approximately $36 million.
For the fiscal year ended June 30, 2022, Segment EBITDA at the News Media segment improved by $165 million as compared to fiscal 2021, primarily due to higher contributions from News Corp Australia of $109 million and News UK of $54 million mainly driven by the higher revenues described above, as well as increased contributions of $18 million and $16 million from Wireless Group and the New York Post, respectively, partially offset by increased costs associated with TalkTV.
News Corp Australia
Revenues were $1,088 million for the fiscal year ended June 30, 2022, an increase of $91 million, or 9%, as compared to fiscal 2021 revenues of $997 million. Circulation and subscription revenues increased $44 million, primarily driven by higher content licensing revenues, digital subscriber growth and the positive impact of the 53rd week, partially offset by the $14 million negative impact of foreign currency fluctuations and print volume declines. Advertising revenues increased $21 million, primarily due to higher digital advertising revenues driven by higher impressions and the positive impact of the 53rd week, partially offset by the $14 million negative impact of foreign currency fluctuations. Other revenues increased $26 million, primarily due to higher third-party printing and other services revenues. The impact of the 53rd week in fiscal 2022 resulted in a revenue increase of approximately $15 million.
News UK
Revenues were $1,007 million for the fiscal year ended June 30, 2022, an increase of $65 million, or 7%, as compared to fiscal 2021 revenues of $942 million. Advertising revenues increased $61 million, primarily due to higher digital advertising revenues, mainly at The Sun, and higher print advertising revenues, mainly at The Times, driven by the ongoing recovery of the advertising market from COVID-19 and the positive impact of the 53rd week, partially offset by the $4 million negative impact of foreign currency fluctuations. Circulation and subscription revenues increased $25 million, primarily driven by cover price increases, digital subscriber growth and the positive impact of the 53rd week, partially offset by print volume declines and the $8 million negative impact of foreign currency fluctuations. Other revenues decreased $21 million, primarily due to lower brand partnership revenues. The impact of the 53rd week in fiscal 2022 resulted in a revenue increase of approximately $18 million.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of June 30, 2022, the Company’s cash and cash equivalents were $1.82 billion. The Company also has available borrowing capacity under the Revolving Facility and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable; (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable; (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents; (iv) the liquidity of the overall credit and capital markets; and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of June 30, 2022, the Company’s consolidated assets included $853 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $169 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. Prior to the enactment of the Tax Cuts and Jobs Act (“Tax Act”), the Company’s

undistributed foreign earnings were considered permanently reinvested and as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Tax Act were deemed to have been repatriated and taxed accordingly. As of June 30, 2022, the Company has approximately $900 million of undistributed foreign earnings that it intends to reinvest permanently. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated. The Company may repatriate future earnings of certain foreign subsidiaries in which case the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding taxes and income taxes.
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
Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a new Repurchase Program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock. The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Board of Directors in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of June 30, 2022, the remaining authorized amount under the Repurchase Program was approximately $817 million.
Stock repurchases commenced on November 9, 2021. During the fiscal year ended June 30, 2022, the Company repurchased and subsequently retired 5.8 million shares of Class A Common Stock for approximately $122 million and 2.9 million shares of Class B Common Stock for approximately $61 million. The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the fiscal year ended June 30, 2021.
Dividends
The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2022	2021
Cash dividends paid per share	$0.20	$0.20
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
Sources and Uses of Cash—Fiscal 2022 versus Fiscal 2021
Net cash provided by operating activities for the fiscal years ended June 30, 2022 and 2021 was as follows (in millions):

For the fiscal years ended June 30,	2022	2021
Net cash provided by operating activities	$1,354	$1,237
Net cash provided by operating activities increased by $117 million for the fiscal year ended June 30, 2022 as compared to fiscal 2021. The increase was primarily due to higher Total Segment EBITDA, partially offset by higher working capital, driven by higher employee bonus and equity-based compensation payments, payments related to one-time legal settlement costs and higher inventory purchases, and $41 million in higher interest payments.

Net cash used in investing activities for the fiscal years ended June 30, 2022 and 2021 was as follows (in millions):

For the fiscal years ended June 30,	2022	2021
Net cash used in investing activities	$(2,076)	$(1,292)
Net cash used in investing activities was $2,076 million for the fiscal year ended June 30, 2022 as compared to net cash used in investing activities of $1,292 million for fiscal 2021.
During the fiscal year ended June 30, 2022, the Company used $1,501 million of cash for acquisitions, of which $1,146 million and $288 million related to the acquisitions of OPIS and CMA in February and June 2022, respectively. The Company also used $499 million of cash for capital expenditures, of which $189 million related to the Foxtel Group, and $112 million for investments.
During the fiscal year ended June 30, 2021, the Company used $886 million of cash for acquisitions, primarily HMH Books & Media, IBD and Mortgage Choice, and used $390 million of cash for capital expenditures, of which $139 million related to the Foxtel Group.
Net cash provided by financing activities for the fiscal years ended June 30, 2022 and 2021 was as follows (in millions):

For the fiscal years ended June 30,	2022	2021
Net cash provided by financing activities	$404	$699
The Company had net cash provided by financing activities of $404 million for the fiscal year ended June 30, 2022 as compared to net cash provided by financing activities of $699 million for fiscal 2021.
During the fiscal year ended June 30, 2022, the Company issued $500 million of 2022 Senior Notes and incurred $500 million of Term A Loans and had new borrowings for REA Group and the Foxtel Group of $690 million. The net cash provided by financing activities was partially offset by $838 million of borrowing repayments, primarily related to the Foxtel Group’s 2019 Credit Facility and REA Group’s refinancing of its bridge facility, $179 million of repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program and dividend payments of $175 million to News Corporation stockholders and REA Group minority stockholders. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow available to News Corporation:

	For the fiscal years ended June 30,
	2022	2021
	(in millions)
Net cash provided by operating activities	$1,354	$1,237
Less: Capital expenditures	(499)	(390)
	855	847
Less: REA Group free cash flow	(279)	(185)
Plus: Cash dividends received from REA Group	87	69
Free cash flow available to News Corporation	$663	$731
Free cash flow available to News Corporation decreased $68 million in the fiscal year ended June 30, 2022 to $663 million from $731 million in fiscal 2021, primarily due to higher capital expenditures and higher REA Group free cash flow, partially offset by higher net cash provided by operating activities as discussed above and higher dividends received from REA Group.
Borrowings
As of June 30, 2022, the Company, certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $3.07 billion, including the current portion. Both the Foxtel Group and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.
News Corporation Borrowings
As of June 30, 2022, the Company had (i) borrowings of $1,979 million, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans and (ii) $750 million of undrawn commitments available under the Revolving Facility.
In February 2022, the Company issued $500 million of senior notes due 2032. The 2022 Senior Notes bear interest at a fixed rate of 5.125% per annum, payable in cash semi-annually on February 15 and August 15 of each year, commencing on August 15, 2022. The notes will mature on February 15, 2032.
Term Loan A and Revolving Credit Facilities
On March 29, 2022, the Company terminated its existing unsecured $750 million revolving credit facility and entered into the 2022 Credit Agreement that provides for $1,250 million of unsecured credit facilities comprised of the $500 million Term A Facility and the $750 million Revolving Facility that can be used for general corporate purposes. The Company borrowed the full amount of the Term A Facility during the fourth quarter of fiscal 2022, and the Revolving Facility remains undrawn as of June 30, 2022.
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
Interest on borrowings is based on either (a) an Alternative Currency Term Rate formula, (b) a Term SOFR formula, (c) an Alternative Currency Daily Rate formula ((a) through (c) each, a “Relevant Rate”) or (d) the Base Rate formula, each as set forth in the 2022 Credit Agreement. The applicable margin for borrowings under the Facilities and the commitment fee for undrawn balances under the Revolving Facility are based on the pricing grid in the 2022 Credit Agreement, which varies based on the Company’s adjusted operating income net leverage ratio. At June 30, 2022, the Company was paying a commitment fee of 0.20%

on any undrawn balance under the Revolving Facility and, with respect to any outstanding borrowings under the Facilities, an applicable margin of 0.375% for a Base Rate borrowing and 1.375% for a Relevant Rate borrowing.
The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. Refer to Note 11—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements for further detail.
Foxtel Group Borrowings
As of June 30, 2022, the Foxtel Debt Group had (i) borrowings of approximately $742 million, including the full drawdown of its 2019 Term Loan Facility, amounts outstanding under the 2019 Credit Facility and 2017 Working Capital Facility, its outstanding U.S. private placement senior unsecured notes and amounts outstanding under the Telstra Facility (described below), and (ii) total undrawn commitments of A$539 million available under the 2017 Working Capital Facility and 2019 Credit Facility.
In addition to third-party indebtedness, the Foxtel Debt Group has related party indebtedness, including A$700 million of outstanding principal of shareholder loans and A$200 million of available shareholder facilities from the Company. The shareholder loans bear interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 6.30% to 7.75% and mature in December 2027. The shareholder revolving credit facility bears interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 2.00% to 3.75%, depending on the Foxtel Debt Group’s net leverage ratio, and matures in July 2024. Additionally, the Foxtel Debt Group has an A$170 million subordinated shareholder loan facility with Telstra which can be used to finance cable transmission costs due to Telstra. The Telstra Facility bears interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. The Company excludes the utilization of the Telstra Facility from the Statements of Cash Flows because it is non-cash.
REA Group Borrowings
As of June 30, 2022, REA Group had (i) borrowings of approximately $281 million, consisting of amounts outstanding under its 2022 Credit Facility (as defined below), and (ii) A$187 million of undrawn commitments available under its 2022 Credit Facility.
During the fiscal year ended June 30, 2022, REA Group completed a debt refinancing in which it repaid all amounts outstanding under its 2021 Bridge facility with the proceeds from a new A$600 million unsecured syndicated credit facility (the “2022 Credit Facility”) consisting of two sub-facilities: (i) a three year, A$400 million revolving loan facility (the “2022 Credit facility — tranche 1”) and (ii) a four year, A$200 million revolving loan facility (the “2022 Credit facility — tranche 2”).
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
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at June 30, 2022.
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

The following table summarizes the Company’s material firm commitments as of June 30, 2022:

	As of June 30, 2022
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$930	$469	$328	$69	$64
Sports programming rights(b)	1,708	460	795	381	72
Programming costs(c)	568	262	272	30	4
Operating leases(d)
Transmission costs(e)	170	26	46	35	63
Land and buildings	1,126	139	245	217	525
Plant and machinery	11	5	5	1	—
Finance leases
Transmission costs(e)	70	29	41	—	—
Borrowings(f)	3,027	271	683	483	1,590
Interest payments on borrowings(g)	710	118	206	177	209
Total commitments and contractual obligations	$8,320	$1,779	$2,621	$1,393	$2,527
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
(f)See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
(g)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at June 30, 2022. Such rates are subject to change in future periods. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements for production. Since the quantities purchased annually under these contracts are not fixed and are based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.
The table also excludes the Company’s pension obligations, other postretirement benefits (“OPEB”) obligations and the liabilities for unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing of the commitments. The Company made contributions of $29 million and $35 million to its pension plans in fiscal 2022 and fiscal 2021, respectively. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. The Company anticipates that it will make contributions of approximately $12 million in fiscal 2023, assuming that actual plan asset returns are consistent with the Company’s returns in fiscal 2022 and those expected beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company expects its OPEB payments to approximate $8 million in fiscal 2023. See Note 17—Retirement Benefit Obligations in the accompanying Consolidated Financial Statements.
Other significant ongoing expenses or cash requirements for each of the Company’s segments are discussed above in “Overview of the Company’s Businesses.” The Company generally expects to fund these short and long-term cash requirements with internally-generated funds and cash and cash equivalents on hand.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Under ASC 350, in assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine the fair value of the reporting unit, and compare the calculated fair value of a reporting unit with its carrying amount, including goodwill. The Company determines the fair value of a reporting unit primarily by using both a discounted cash flow analysis and market-based valuation approach.
Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. During the fourth quarter of fiscal 2022, as part of the Company’s long-range planning process, the Company completed its annual goodwill and indefinite-lived intangible asset impairment test.
The performance of the Company’s annual impairment analysis resulted in no impairments to goodwill and indefinite-lived intangible assets in fiscal 2022. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 8.0% to 19.0%), long-term growth rates (ranging from 1.0% to 3.0%) and royalty rates (ranging from 0.25% to 7.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement. See Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements for further details regarding changes in these inputs and assumptions compared to prior fiscal years.
As of June 30, 2022, there were no reporting units with goodwill at-risk for future impairment. The Company will continue to monitor its goodwill for possible future impairment.
Programming Costs
Costs incurred in acquiring programming rights are accounted for in accordance with ASC 920, “Entertainment—Broadcasters.” Programming rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Programming costs are amortized based on the expected pattern of consumption over the license period or expected useful life of each program, which requires significant judgment. The pattern of consumption is based primarily on consumer viewership information as well as other factors. If initial airings are expected to generate higher viewership, an accelerated method of amortization is used. The Company monitors its programming amortization policy on an ongoing basis and any impact arising from changes to the policy would be recognized prospectively. The Company regularly reviews its programming assets to ensure they continue to reflect fair value. Changes in circumstances may result in a write-down of the asset to fair value. The Company has single and multi-year contracts for broadcast rights of sporting events. The costs of sports contracts are primarily charged to expense over the respective season as events are aired. For sports contracts with dedicated channels, the Company amortizes the sports programming rights costs over 12 months.
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
See Note 19—Income Taxes in the accompanying Consolidated Financial Statements for further details regarding these estimates and assumptions and changes compared to prior fiscal years.
Retirement Benefit Obligations
The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. See Note 17—Retirement Benefit Obligations in the accompanying Consolidated Financial Statements.
The Company records amounts relating to its pension and other postretirement benefit plans based on calculations specified by GAAP. The measurement and recognition of the Company’s pension and other postretirement benefit plans require the use of significant management judgments, including discount rates, expected return on plan assets, mortality and other actuarial assumptions. Net periodic benefit costs (income) are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, an expected rate of return on plan assets and mortality rates. Current market conditions, including changes in investment returns and interest rates, were considered in making these assumptions. In developing the expected long-term rate of return, the pension portfolio’s past average rate of returns and future return expectations of the various asset classes were considered. The weighted average expected long-term rate of return of 4.3% for fiscal 2023 is based on a weighted average target asset allocation assumption of 17% equities, 76% fixed-income securities and 7% cash and other investments.
The Company recorded nil and $(1) million in net periodic benefit (income) costs in the Statements of Operations for the fiscal years ended June 30, 2022 and 2021, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit costs (income) for its pension and other postretirement benefit plans.
Although the discount rate used for each plan will be established and applied individually, a weighted average discount rate of 4.1% will be used in calculating the fiscal 2023 net periodic benefit costs (income). The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds. The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S., the U.K., Australia and other foreign countries as of the measurement date.
The key assumptions used in developing the Company’s fiscal 2022 and 2021 net periodic benefit costs (income) for its plans consist of the following:

	2022	2021
	(in millions, except %)
Weighted average assumptions used to determine net periodic benefit costs (income):
Discount rate for PBO	2.1%	2.0%
Discount rate for Service Cost	1.8%	1.8%
Discount rate for Interest on PBO	1.7%	1.6%
Assets:
Expected rate of return	3.7%	3.7%
Expected return	$51	$50
Actual return	$(215)	$48
(Loss)/gain	$(266)	$(2)
One year actual return	(15.6)%	3.7%
Five year actual return	0.8%	5.9%

The Company will use a weighted average long-term rate of return of 4.3% for fiscal 2023 based principally on a combination of current asset mix and an expectation of future long term investment returns. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2022 were approximately $459 million which decreased from approximately $542 million for the Company’s pension plans as of June 30, 2021. This net decrease of $83 million was primarily due to currency movements and unrecognized losses amortized during fiscal 2022. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year benefit costs. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and decrease subsequent-year benefit costs. These deferred losses are being systematically recognized in future net periodic benefit costs (income) in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses for the primary plans in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over the average life expectancy for plan participants for the primary plans.
The Company made contributions of $29 million and $35 million to its pension plans in fiscal 2022 and 2021, respectively. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan asset returns are consistent with the Company’s expected returns in fiscal 2022 and beyond, and that interest rates remain constant, the Company anticipates that it will make contributions of approximately $12 million in fiscal 2023. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. See Note 18—Other Postretirement Benefits in the accompanying Consolidated Financial Statements.
Changes in net periodic benefit costs may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	Increase $1 million	Increase $35 million
0.25 percentage point increase in discount rate	Decrease $1 million	Decrease $32 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million	—
Recent Accounting Pronouncements
See Note 2—Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has exposure to different types of market risk including changes in foreign currency exchange rates, interest rates, stock prices and credit.
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
The following sections provide quantitative information on the Company’s exposure to foreign currency exchange rate risk, interest rate risk and other relevant market risks. The Company makes use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Foreign Currency Exchange Rate Risk
The Company conducts operations in three principal currencies: the U.S. dollar; the Australian dollar; and the British pound sterling. These currencies operate primarily as the functional currency for the Company’s U.S., Australian and U.K. operations, respectively. Cash is managed centrally within each of the three regions with net earnings generally reinvested locally and working capital requirements met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, funding in the appropriate local currencies is made available from intercompany capital. The Company does not hedge its investments in the net assets of its Australian and U.K. operations.
Because of fluctuations in exchange rates, the Company is subject to currency translation risk on the results of its operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from their functional currency to the Company’s reporting currency (the U.S. dollar) for consolidation purposes. The Company does not hedge translation risk because it generally generates positive cash flows from its international operations that are typically reinvested locally. Exchange rates with the most significant impact to translation include the Australian dollar and British pound sterling. As exchange rates fluctuate, translation of its Statements of Operations into U.S. dollars affects the comparability of revenues and expenses between years.
The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended June 30, 2022 and 2021:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2022
Revenues	40%	41%	15%
Operating and Selling, general and administrative expenses	41%	38%	16%
Fiscal year ended June 30, 2021
Revenues	39%	42%	15%
Operating and Selling, general and administrative expenses	40%	39%	16%
Based on the fiscal year ended June 30, 2022, a one cent change in each of the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates would have impacted revenues by approximately $59 million and $11 million, respectively, for each currency on an annual basis, and would have impacted Total Segment EBITDA by approximately $13 million and $1 million, respectively, on an annual basis.
Derivatives and Hedging
During the fiscal year ended June 30, 2022, the Company entered into an interest rate swap derivative with a $500 million notional amount to exchange the floating rate interest component of its Term A Loans for a fixed rate of 2.083%. This interest rate swap derivative is accounted for as a cash flow hedge under ASC 815, “Derivatives and Hedging” (“ASC 815”).
As of June 30, 2022, the Foxtel Group operating subsidiaries, whose functional currency is Australian dollars, had approximately $345 million aggregate principal amount of outstanding indebtedness denominated in U.S. dollars. The remaining borrowings are denominated in Australian dollars. The Foxtel Group utilizes cross-currency interest rate swaps to hedge a portion of the exchange rate risk related to interest and principal payments on its U.S. dollar denominated debt. A portion of the swaps are designated as fair value hedges, while the remaining swaps are accounted for as cash flow derivatives under ASC 815. As of June 30, 2022, the total notional value of these cross-currency interest rate swaps was $350 million with approximately $280 million accounted for as cash flow derivatives and $70 million designated as fair value hedges. Foxtel also has a portfolio of foreign exchange contracts to hedge a portion of the exchange rate risk related to U.S. dollar payments for customer premise equipment and certain programming rights. The notional value of these foreign exchange contracts was $21 million as of June 30, 2022.
Some of the derivative instruments in place may create volatility during the fiscal year as they are marked-to-market according to accounting rules which may result in revaluation gains or losses in different periods from when the currency impacts on the underlying transactions are realized.
The table below provides further details of the sensitivity of the Company’s derivative financial instruments which are subject to foreign exchange rate risk and interest rate risk as of June 30, 2022 (in millions):

	Notional Value		Fair Value		Sensitivity from Adverse 10% Change in Foreign Exchange Rates		Sensitivity from Adverse 10% Change in Interest Rates
Foreign currency derivatives	US$	21	US$	1	US$	(2)	n/a
Cross-currency interest rate swaps	US$	350	US$	98	US$	(39)	US$	—
Interest rate derivatives	A$	350	US$	9	n/a		US$	(1)
Interest rate derivatives	US$	500	US$	15	n/a		US$	(2)
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
Interest Rate Risk
The Company’s current financing arrangements and facilities include $2,063 million of outstanding fixed-rate debt and $939 million of outstanding variable-rate bank facilities, before adjustments for unamortized discount and debt issuance costs (See Note 9—Borrowings in the accompanying Consolidated Financial Statements). Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the market interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the market interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. In connection with these borrowings, News Corporation has entered into an interest rate swap cash flow hedge to fix the floating rate interest component of its Term A Loans and the Foxtel Group has utilized certain derivative instruments to swap U.S. dollar denominated fixed rate interest payments for Australian dollar denominated variable rate payments. As discussed above, the Foxtel Group utilizes cross-currency interest rate swaps to hedge a portion of the interest rate risk related to interest and principal payments on its U.S. dollar denominated debt. The Foxtel Group has also utilized certain derivative instruments to swap Australian dollar denominated variable interest rate payments for Australian dollar denominated fixed rate payments. As of June 30, 2022, the notional amount of interest rate swap contracts outstanding was approximately A$350 million and $500 million for Foxtel Group and News Corporation borrowings, respectively. Refer to the table above for further details of the sensitivity of the Company’s financial instruments which are subject to interest rate risk. Refer to Note 11—Financial Instruments and Fair Value Measurements for further detail.
Stock Prices
The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $109 million as of June 30, 2022. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in income of approximately $11 million before tax.
Credit Risk
Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2022 or June 30, 2021 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2022, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NEWS CORPORATION

Management’s Report on Internal Control Over Financial Reporting for June 30, 2022
Management of News Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, and for the assessment of the effectiveness of internal control over financial reporting. News Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:
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
Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2022, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In accordance with Securities and Exchange Commission guidelines permitting the exclusion of a recently acquired business from management’s assessment of internal control over financial reporting in the year of acquisition, management did not assess the internal controls of OPIS and Chemical Market Analytics (acquisition dates and related details can be found within the Overview of the Company’s Businesses in Item 7). The total assets and total revenues of the acquired businesses constituted approximately 9% of total assets as of June 30, 2022, the majority of which are goodwill and intangible assets, and less than 1% of total revenues for the fiscal year ended June 30, 2022. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management determined that, as of June 30, 2022, News Corporation maintained effective internal control over financial reporting.
Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022, has audited the Company’s internal control over financial reporting. Their report appears on the following page.
August 12, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of News Corporation:
Opinion on Internal Control over Financial Reporting
We have audited News Corporation’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, News Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OPIS and Base Chemicals, rebranded as Chemical Market Analytics (“CMA”), which are included in the 2022 consolidated financial statements of News Corporation and constitute approximately 9% of total assets as of June 30, 2022 and less than 1% of total revenues for the year then ended. Our audit of internal control over financial reporting of News Corporation also did not include an evaluation of the internal control over financial reporting of OPIS and CMA.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of News Corporation as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated August 12, 2022 expressed an unqualified opinion thereon.
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
August 12, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of News Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of News Corporation (the Company) as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of News Corporation at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), News Corporation’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 12, 2022 expressed an unqualified opinion thereon.
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

Valuation of goodwill and indefinite-lived intangible assets

Description of the Matter
As reflected in the Company’s consolidated financial statements, at June 30, 2022, the Company’s goodwill was $5.17 billion and indefinite-lived intangible assets were $1.03 billion. As disclosed in Note 8 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment.
Auditing management’s impairment tests of goodwill and indefinite-lived intangible assets was complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the reporting units and indefinite-lived intangible assets. In particular, the fair value estimates of the reporting units were sensitive to changes in significant assumptions such as discount rates, expected future cash flows, long-term growth rates and comparable company earnings multiples. The fair value estimates for indefinite-lived intangible assets were sensitive to significant assumptions such as discount rates, expected future cash flows, royalty rates, and terminal growth rates. These assumptions are affected by expected future market or economic conditions.

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
To test the fair values of the reporting units and indefinite-lived intangible assets, our audit procedures included, among others, assessing methodologies, testing the significant assumptions described above, and testing the completeness and accuracy of the underlying data used by the Company. Our testing procedures over the significant assumptions included, among others, comparing forecasted revenue and operating margins, to current industry and economic trends, while also considering changes in the Company’s business model, customer base and product mix. We assessed the historical accuracy of management’s estimates by comparing past projections to actual performance and assessed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and indefinite-lived intangible assets resulting from changes in the assumptions. We also involved an internal valuation professional to assist in evaluating the Company’s models, valuation methodology, and significant assumptions used in the fair value estimates. We tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Assessment of realizability of deferred tax assets

Description of the Matter
As discussed in Note 19 to the consolidated financial statements, the Company records a valuation allowance based on the assessment of the realizability of the Company’s deferred tax assets. For the year-ended June 30, 2022, the Company had deferred tax assets before valuation allowances of $2.29 billion.
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

Valuation of Customer Relationships Intangible Asset Acquired in the Oil Price Information Service (“OPIS”) Business Combination

Description of the Matter
As discussed in Note 4 to the consolidated financial statements, during the fiscal year ended June 30, 2022, the Company completed the acquisition of the Oil Price Information Service business (“OPIS”) for a total purchase consideration of $1.15 billion. The acquisition of OPIS resulted in the recording of $620 million of intangible assets. The transaction was accounted for as a business combination, which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their fair values as of the acquisition date.
Auditing the Company's accounting for its acquisition of OPIS required complex auditor judgment due to the significant measurement uncertainty in determining the fair value of the customer relationships intangible asset acquired. The Company allocated approximately $528 million of the purchase price related to the OPIS acquisition to the fair value of the customer relationships intangible asset. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation model, as well as the sensitivity of the respective fair value to the underlying significant assumptions. The significant assumptions used to estimate the value of the customer relationships intangible asset included future cash flows, discount rate and attrition rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for the business combination. For example, we tested controls over the valuation of the customer relationships intangible asset, including management’s review of the significant assumptions in estimating the fair value of the customer relationships intangible asset.
To test the fair value of the customer relationships intangible asset, our audit procedures included, among others, assessing methodologies, testing the significant assumptions described above, and testing the completeness and accuracy of the underlying data used by the Company. Our testing procedures over the significant assumptions included, among others, comparing the future cash flows and attrition rate to the historical results of the acquired business. We assessed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the customer relationships intangible asset resulting from changes in the assumptions. We also involved an internal valuation professional to assist in evaluating the valuation methodology and significant assumptions used in the fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
New York, New York
August 12, 2022

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

		For the fiscal years ended June 30,
	Notes	2022	2021	2020
Revenues:
Circulation and subscription		$4,425	$4,206	$3,857
Advertising		1,821	1,594	2,193
Consumer		2,106	1,908	1,593
Real estate		1,347	1,153	862
Other		686	497	503
Total Revenues	3	10,385	9,358	9,008
Operating expenses		(5,124)	(4,831)	(5,000)
Selling, general and administrative		(3,592)	(3,254)	(2,995)
Depreciation and amortization		(688)	(680)	(644)
Impairment and restructuring charges	5, 7, 8	(109)	(168)	(1,830)
Equity losses of affiliates	6	(13)	(65)	(47)
Interest expense, net		(99)	(53)	(25)
Other, net	21	52	143	9
Income (loss) before income tax expense		812	450	(1,524)
Income tax expense	19	(52)	(61)	(21)
Net income (loss)		760	389	(1,545)
Less: Net (income) loss attributable to noncontrolling interests		(137)	(59)	276
Net income (loss) attributable to News Corporation stockholders		$623	$330	$(1,269)
Net income (loss) attributable to News Corporation stockholders per share	14
Basic		$1.06	$0.56	$(2.16)
Diluted		$1.05	$0.56	$(2.16)
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the fiscal years ended June 30,
	2022	2021	2020
Net income (loss)	$760	$389	$(1,545)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(518)	468	(200)
Net change in the fair value of cash flow hedges(a)	21	(2)	(9)
Benefit plan adjustments, net(b)	71	2	(42)
Other comprehensive (loss) income	(426)	468	(251)
Comprehensive income (loss)	334	857	(1,796)
Less: Net (income) loss attributable to noncontrolling interests	(137)	(59)	276
Less: Other comprehensive loss (income) attributable to noncontrolling interests(c)	97	(78)	43
Comprehensive income (loss) attributable to News Corporation stockholders	$294	$720	$(1,477)
________________________
(a)Net of income tax expense (benefit) of $7 million, nil and $(3) million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
(b)Net of income tax expense (benefit) of $19 million, $(1) million and $(11) million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
(c)Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

		As of June 30,
	Notes	2022	2021
Assets:
Current assets:
Cash and cash equivalents		$1,822	$2,236
Receivables, net	2	1,502	1,498
Inventory, net		311	253
Other current assets		458	469
Total current assets		4,093	4,456
Non-current assets:
Investments	6	488	351
Property, plant and equipment, net	7	2,103	2,272
Operating lease right-of-use assets		891	1,035
Intangible assets, net	8	2,671	2,179
Goodwill	8	5,169	4,653
Deferred income tax assets	19	422	378
Other non-current assets	21	1,384	1,447
Total assets		$17,221	$16,771
Liabilities and Equity:
Current liabilities:
Accounts payable		$411	$321
Accrued expenses		1,236	1,339
Deferred revenue	3	604	473
Current borrowings	9	293	28
Other current liabilities	21	975	1,073
Total current liabilities		3,519	3,234
Non-current liabilities:
Borrowings	9	2,776	2,285
Retirement benefit obligations	17	155	211
Deferred income tax liabilities	19	198	260
Operating lease liabilities		947	1,116
Other non-current liabilities		483	519
Commitments and contingencies	16
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,779	12,057
Accumulated deficit		(2,293)	(2,911)
Accumulated other comprehensive loss	21	(1,270)	(941)
Total News Corporation stockholders’ equity		8,222	8,211
Noncontrolling interests		921	935
Total equity		9,143	9,146
Total liabilities and equity		$17,221	$16,771
________________________
(a)Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 387,561,850 and 391,212,047 shares issued and outstanding, net of 27,368,413 treasury shares at par, at June 30, 2022 and June 30, 2021, respectively.
(b)Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 196,808,833 and 199,630,240 shares issued and outstanding, net of 78,430,424 treasury shares at par, at June 30, 2022 and June 30, 2021, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

		For the fiscal years ended June 30,
	Notes	2022	2021	2020
Operating activities:
Net income (loss)		$760	$389	$(1,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		688	680	644
Operating lease expense	10	125	128	160
Equity losses of affiliates	6	13	65	47
Cash distributions received from affiliates		23	15	7
Impairment charges	7,8	15	—	1,690
Other, net	21	(52)	(143)	(9)
Deferred income taxes and taxes payable	19	(125)	(100)	(51)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(51)	(166)	(1,470)
Inventories, net		(87)	6	9
Accounts payable and other liabilities		45	363	1,298
Net cash provided by operating activities		1,354	1,237	780
Investing activities:
Capital expenditures		(499)	(390)	(438)
Acquisitions, net of cash acquired		(1,501)	(886)	(32)
Investments in equity affiliates and other		(71)	(26)	(8)
Other investments		(41)	(13)	11
Proceeds from property, plant and equipment and other asset dispositions		3	24	36
Other, net		33	(1)	4
Net cash used in investing activities		(2,076)	(1,292)	(427)
Financing activities:
Borrowings	9	1,690	1,515	926
Repayment of borrowings	9	(838)	(557)	(1,226)
Repurchase of shares	12	(179)	—	—
Dividends paid		(175)	(163)	(158)
Other, net		(94)	(96)	(14)
Net cash provided by (used in) financing activities		404	699	(472)
Net change in cash and cash equivalents		(318)	644	(119)
Cash and cash equivalents, beginning of year		2,236	1,517	1,643
Exchange movement on opening cash balance		(96)	75	(7)
Cash and cash equivalents, end of year		$1,822	$2,236	$1,517
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2019	386	$4	200	$2	$12,243	$(1,979)	$(1,126)	$9,144	$1,167	$10,311
Cumulative impact from adoption of new accounting standards	—	—	—	—	—	6	3	9	—	9
Net loss	—	—	—	—	—	(1,269)	—	(1,269)	(276)	(1,545)
Other comprehensive loss	—	—	—	—	—	—	(208)	(208)	(43)	(251)
Dividends	—	—	—	—	(117)	—	—	(117)	(41)	(158)
Other	3	—	—	—	22	1	—	23	—	23
Balance, June 30, 2020	389	4	200	2	12,148	(3,241)	(1,331)	7,582	807	8,389
Net income	—	—	—	—	—	330	—	330	59	389
Other comprehensive income	—	—	—	—	—	—	390	390	78	468
Dividends	—	—	—	—	(118)	—	—	(118)	(45)	(163)
Other	2	—	—	—	27	—	—	27	36	63
Balance, June 30, 2021	391	4	200	2	12,057	(2,911)	(941)	8,211	935	9,146
Net income	—	—	—	—	—	623	—	623	137	760
Other comprehensive loss	—	—	—	—	—	—	(329)	(329)	(97)	(426)
Dividends	—	—	—	—	(118)	—	—	(118)	(57)	(175)
Share repurchases	(6)	—	(3)	—	(178)	(5)	—	(183)	—	(183)
Other	3	—	—	—	18	—	—	18	3	21
Balance, June 30, 2022	388	4	197	2	11,779	(2,293)	(1,270)	8,222	921	9,143

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
Basis of presentation
The accompanying consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s financial statements as of and for the fiscal years ended June 30, 2022, 2021 and 2020 are presented on a consolidated basis.
The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”
The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2022, fiscal 2021 and fiscal 2020 included 53, 52 and 52 weeks, respectively. All references to the fiscal years ended June 30, 2022, 2021 and 2020 relate to the fiscal years ended July 3, 2022, June 27, 2021 and June 28, 2020, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of June 30.
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
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and other investments that are readily convertible into cash with original maturities of three months or less. The Company’s cash and cash equivalents balance as of June 30, 2022 and 2021 also includes $169 million and $128 million, respectively, which is not readily accessible by the Company as it is held by REA Group Limited (“REA Group”), a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company classifies cash as restricted when the cash is unavailable for use in its general operations. The Company had no restricted cash as of June 30, 2022 and 2021.

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
Receivables, net
Receivables are presented net of allowances. Allowance for doubtful accounts is calculated by pooling receivables with similar credit risks such as the level of delinquency, types of products or services and geographical locations and reflects the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of June 30,
	2022	2021
	(in millions)
Receivables	$1,569	$1,569
Less: allowances	(67)	(71)
Receivables, net	$1,502	$1,498
The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2022 or June 30, 2021 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
Inventory, net
Inventory primarily consists of programming rights, books and newsprint. In accordance with ASC 920, “Entertainment—Broadcasters,” programming rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Programming costs are amortized based on the expected pattern of consumption over the license period or expected useful life of each program. The pattern of consumption is based primarily on consumer viewership information as well as other factors. The Company regularly reviews its programming assets to ensure they continue to reflect fair value. Changes in circumstances may result in a write-down of the asset to fair value.
The Company’s programming rights are substantially all monetized as a film group. The amortization expense of programming costs, which is reflected within Operating expenses in the Statements of Operations, was $281 million for the fiscal year ended June 30, 2022. Approximately $147 million, $58 million and $19 million of the unamortized programming costs as of June 30, 2022 are expected to be amortized in each of the fiscal years ending June 30, 2023, 2024 and 2025, respectively.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Investments in which the Company is presumed not to have significant influence (generally less than a 20% ownership interest) or does not have the ability to exercise significant influence are accounted for in accordance with ASC 825-10, “Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASC 825-10”). Gains and losses on equity securities with readily determinable fair market values are recorded in Other, net in the Statement of Operations based on the closing price at the end of each reporting period. Equity securities without readily determinable fair market values are valued at cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. See Note 6—Investments.
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
The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2022, the Company did not anticipate nonperformance by any of the counterparties.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Accumulated other comprehensive loss are recognized in the Statements of Operations when the hedged forecasted transaction impacts income or if the forecasted transaction is no longer expected to occur.
Upon adoption of Accounting Standards Update (“ASU”) 2017-12 in fiscal 2020, the Company reclassified $5 million in gains from Accumulated deficit to Accumulated other comprehensive loss related to amounts previously recorded for the ineffective portion of outstanding derivative instruments designated as cash flow hedges. The Company excluded the cross-currency basis spread from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness for all periods presented.
Fair value hedges
Fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of a recognized asset or liability, or an identified portion thereof, that is attributable to a particular risk and could affect income or expenses. The hedged item is adjusted for gains and losses attributable to the risk being hedged and the derivative is remeasured to fair value. The Company records the changes in the fair value of these items in the Statements of Operations.
Economic hedges
Derivatives not designated as accounting hedge relationships or for which hedge accounting has been discontinued are referred to as economic hedges. Economic hedges are those derivatives which the Company uses to mitigate its exposure to variability in the cash flows of a forecasted transaction or the fair value of a recognized asset or liability, but which do not qualify or were not designated for hedge accounting in accordance with ASC 815. When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, the Company discontinues hedge accounting prospectively. The economic hedges are adjusted to fair value each period in Other, net in the Statements of Operations.
Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over an estimated useful life of 2 to 50 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property, plant and equipment are expensed as incurred. Changes in circumstances, such as technological advances or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be changed, the Company would depreciate the asset over its revised remaining useful life, thereby increasing or decreasing depreciation expense. Refer to Note 7—Property, Plant and Equipment for further detail.
Capitalized software
In accordance with ASC 350-40, “Internal-use Software,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Costs incurred in the preliminary project stage are expensed. All direct costs incurred to develop internal-use software during the development stage are capitalized and amortized using the straight-line method over the estimated useful life, generally 2 to 15 years. Costs such as maintenance and training are expensed as incurred. Research and development costs are also expensed as incurred.
In accordance with ASC 350-24, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract,” the Company evaluates upfront costs, including implementation, set-up or other costs (collectively, “implementation costs”), for hosting arrangements under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred, whereas costs incurred in the development stage are generally capitalized as prepaid assets within Other Current Assets in the Balance Sheet. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. Amortization of capitalized implementation costs is included in the same line item in the Statements of Operations as the expense for fees for the associated hosting arrangement.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, with certain exceptions in accordance with GAAP. Determining the fair value of assets acquired and liabilities assumed involves the use of significant judgments, including judgments about appropriate discount rates, attrition rates, royalty rates and future cash flows. The excess purchase price over the fair value of net tangible and identifiable intangible assets acquired is recorded as goodwill and is assigned to the reporting unit that is expected to benefit from the business combination as of the acquisition date.
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
Goodwill is reviewed for impairment at a reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments. For purposes of its goodwill impairment review, the Company has identified REA Group, Move, Inc. (“Move”), the Foxtel Group, Australian News Channel (“ANC”), Dow Jones, HarperCollins, the Australian newspapers, the U.K. newspapers, TalkTV, the New York Post, Storyful Limited (“Storyful”), and Wireless Group plc (“Wireless Group”) as its reporting units.
In accordance with ASC 350, in assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine the fair value of the reporting unit, and compare the calculated fair value with its carrying amount, including goodwill. If through a quantitative analysis the Company determines the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not to be impaired. If the Company concludes that the fair value of the reporting unit is less than its carrying value, an impairment will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.
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
When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method. See Note 8—Goodwill and Other Intangible Assets.
Borrowings
Loans and borrowings are initially recognized at the fair value of the consideration received. Transaction costs are recorded within current borrowings (current portion) and non-current borrowings (long-term portion) in the Consolidated Balance Sheets. They are subsequently recognized at amortized cost using the effective interest method. Debt may be considered extinguished when it has been modified and the terms of the new debt instruments and old debt instruments are substantially different, as that term is defined in the debt modification guidance in ASC 470-50 “Debt—Modifications and Extinguishments.” The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470 “Debt.” See Note 9—Borrowings.
Retirement benefit obligations
The Company provides defined benefit pension, postretirement healthcare and defined contribution benefits to the Company’s eligible employees and retirees. The Company accounts for its defined benefit pension, postretirement healthcare and defined contribution plans in accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”). The expense recognized by the Company is determined using certain assumptions, including the discount rate, expected long-term rate of return of pension assets and mortality rates, among others. The Company recognizes the funded status of its defined benefit plans (other than multiemployer plans) as an asset or liability in the Balance Sheets and recognizes changes in the funded status in the year in which the changes occur through Accumulated other comprehensive loss in the Balance Sheets. The Company recognizes the

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
other non-service cost components of net periodic benefit (income) cost in Other, net in the Statements of Operations. See Note 17—Retirement Benefit Obligations.
Fair value measurements
The Company has various financial instruments that are measured at fair value on a recurring basis, including certain marketable securities and derivatives. The Company also applies the provisions of fair value measurement to various non-recurring measurements for the Company’s non-financial assets and liabilities. With the exception of investments measured using the net asset value per share practical expedient in accordance with ASC 820, “Fair Value Measurements” (“ASC 820”)” or ASC 825-10 described above, the Company measures assets and liabilities in accordance with ASC 820, using inputs from the following three levels of the fair value hierarchy: (i) inputs that are quoted prices in active markets for identical assets or liabilities (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) unobservable inputs that require the entity to use its own best estimates about market participant assumptions (“Level 3”). See Note 11—Financial Instruments and Fair Value Measurements.
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
Treasury Stock
The Company accounts for treasury stock using the cost method. Upon the retirement of treasury stock, the Company allocates the value of treasury shares between common stock, additional paid-in capital and accumulated deficit. All shares repurchased to date have been retired. See Note 12—Stockholders' Equity.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Real Estate revenues
Real estate revenues are derived from the sale of digital real estate listing and lead generation products, as well as services to agents, brokers and developers. Revenue is typically recognized over the contractual period during which the services are provided. Payments are generally due monthly over the subscription term.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising expenses
The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising and promotional expenses recognized totaled $596 million, $550 million and $525 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
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
Prior to the enactment of the Tax Cuts and Jobs Act (“Tax Act”), the Company’s undistributed foreign earnings were considered permanently reinvested and as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Tax Act were deemed to have been repatriated and taxed accordingly. As of June 30, 2022, the Company has approximately $900 million of undistributed foreign earnings that it intends to reinvest permanently. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated. The Company may repatriate future earnings of certain foreign subsidiaries in which case the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding taxes and income taxes. See Note 19—Income Taxes.
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
Equity-based compensation
Equity-based awards are accounted for in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the Consolidated Financial Statements. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. See Note 13—Equity-Based Compensation.
Recently Issued Accounting Pronouncements
Adopted
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

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification 606, “Revenue From Contracts with Customers” (“ASC 606”). The Company elected to early adopt ASU 2021-08 on a prospective basis during the second quarter of fiscal 2022 (which includes retroactive adoptions for any acquisitions in the current fiscal year). The adoption did not have a material effect on the Company’s Consolidated Financial Statements.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. REVENUES
Disaggregated revenue
The following tables present the Company’s disaggregated revenues by type and segment for the fiscal years ended June 30, 2022, 2021 and 2020:

	For the fiscal year ended June 30, 2022
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$13	$1,753	$1,516	$—	$1,143	$—	$4,425
Advertising	135	232	449	—	1,005	—	1,821
Consumer	—	—	—	2,106	—	—	2,106
Real estate	1,347	—	—	—	—	—	1,347
Other	246	41	39	85	275	—	686
Total Revenues	$1,741	$2,026	$2,004	$2,191	$2,423	$—	$10,385

	For the fiscal year ended June 30, 2021
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$25	$1,825	$1,296	$—	$1,060	$—	$4,206
Advertising	126	210	373	—	885	—	1,594
Consumer	—	—	—	1,908	—	—	1,908
Real estate	1,153	—	—	—	—	—	1,153
Other	89	37	33	77	260	1	497
Total Revenues	$1,393	$2,072	$1,702	$1,985	$2,205	$1	$9,358

	For the fiscal year ended June 30, 2020
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$36	$1,673	$1,191	$—	$956	$1	$3,857
Advertising	98	174	359	—	1,562	—	2,193
Consumer	—	—	—	1,593	—	—	1,593
Real estate	862	—	—	—	—	—	862
Other	69	37	40	73	283	1	503
Total Revenues	$1,065	$1,884	$1,590	$1,666	$2,801	$2	$9,008
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the fiscal years ended June 30, 2022 and 2021:

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal year ended June 30,
	2022	2021
	(in millions)
Beginning balance	$473	$398
Deferral of revenue	3,558	3,152
Recognition of deferred revenue (a)	(3,477)	(3,109)
Other (b)	50	32
Ending balance	$604	$473
________________________
(a)For the fiscal years ended June 30, 2022 and 2021, the Company recognized approximately $435 million and $381 million, respectively, of revenue which was included in the opening deferred revenue balance.
(b)For the fiscal year ended June 30, 2022, includes $68 million of deferred revenue acquired as a result of the OPIS and CMA acquisitions. For the fiscal year ended June 30, 2021, includes $16 million of deferred revenue acquired as a result of the acquisition of IBD. See Note 4—Acquisitions, Disposals and Other Transactions.
Contract assets were immaterial for disclosure as of June 30, 2022 and 2021.
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
During the fiscal year ended June 30, 2022, the Company recognized approximately $395 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of June 30, 2022 was approximately $1,210 million, of which approximately $406 million is expected to be recognized during fiscal 2023, $305 million is expected to be recognized in fiscal 2024 and $142 million is expected to be recognized in fiscal 2025, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606.
NOTE 4. ACQUISITIONS, DISPOSALS AND OTHER TRANSACTIONS
Fiscal 2022
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
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. As a result of the acquisition, the Company recorded net tangible liabilities of approximately $1 million primarily related to deferred revenue and accounts receivable and $620 million of identifiable intangible assets, consisting primarily of $528 million of customer relationships with a useful life of 20 years, $54 million in tradenames, including $48 million related to the OPIS tradename, with an indefinite life and $38 million related to technology with a weighted average useful life of six years. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of $536 million was recorded as goodwill on the transaction.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
REA Group sale of Malaysia and Thailand businesses
In August 2021, REA Group acquired an 18% interest (16.6% on a diluted basis) in PropertyGuru Pte. Ltd. (“PropertyGuru”), a leading digital property technology company operating marketplaces in Southeast Asia, in exchange for all shares of REA Group’s entities in Malaysia and Thailand. The transaction was completed after REA Group entered into an agreement to sell its 27% interest in its existing venture with 99.co. The transaction creates a leading digital real estate services company in Southeast Asia, new opportunities for collaboration and access to a deeper pool of expertise, technology and investment in the region. REA Group received one seat on the board of directors of PropertyGuru as part of the transaction.
In March 2022, PropertyGuru completed its merger with Bridgetown 2 Holdings Limited. As a result of the merger and subsequent investments made in connection with the transaction, REA Group’s ownership interest in PropertyGuru was 17.5% and a gain of approximately $15 million was recorded in Other, net.
Base Chemicals
In June 2022, the Company acquired the Base Chemicals (rebranded Chemical Market Analytics, “CMA”) business from S&P for $295 million in cash, subject to customary purchase price adjustments. CMA provides pricing data, insights, analysis and forecasting for key base chemicals through its leading Market Advisory and World Analysis services. The acquisition enables Dow Jones to become a leading provider of base chemicals information and furthers its goal of building the leading global business news and information platform for professionals. CMA is operated by Dow Jones, and its results are included in the Dow Jones segment.
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. As a result of the acquisition, the Company recorded net tangible liabilities of approximately $22 million primarily related to deferred revenue and accounts receivable and $189 million of identifiable intangible assets, consisting primarily of $145 million of customer relationships with a useful life of 20 years, $31 million related to technology with a weighted average useful life of 14 years and $13 million in tradenames with a useful life of 20 years. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of $121 million was recorded as goodwill on the transaction.
UpNest
In June 2022, the Company acquired UpNest, Inc. (“UpNest”) for closing cash consideration of approximately $45 million, subject to customary purchase price adjustments, and up to $15 million in future cash consideration based upon the achievement of certain performance objectives over the next two years. The Company recorded an $8 million liability related to the contingent consideration, representing the estimated fair value. Included in the closing cash consideration is approximately $9 million that is being held back to satisfy post-closing claims. UpNest is a real estate agent marketplace that matches home sellers and buyers with top local agents who compete for their business. The UpNest acquisition helps Realtor.com® further expand its services and support for home sellers and listing agents and brokers. UpNest is a subsidiary of Move, and its results are included within the Digital Real Estate Services segment.
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. As a result of the acquisition, the Company recorded approximately $16 million of identifiable intangible assets, consisting primarily of customer relationships and technology platforms. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately $40 million was recorded as goodwill on the transaction.

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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Elara
In December 2020, the Company acquired a controlling interest in Elara Technologies Pte. Ltd. (rebranded REA India) through a subscription for newly-issued preference shares and the buyout of certain minority shareholders. The total aggregate purchase price associated with the acquisition at the completion date is $138 million which primarily consists of $69 million of cash, the fair value of noncontrolling interests of $37 million and the fair value of the Company’s previously held equity interest in REA India of $22 million. The acquisition of REA India was accounted for in accordance with ASC 805 “Business Combinations,” which requires the Company to re-measure its previously held equity interest in REA India at its acquisition date fair value. The carrying amount of the Company’s previously held equity interest in REA India was $15 million and, accordingly, the Company recognized a gain on remeasurement of $7 million which was recorded in Other, net in the Statement of Operations.
As a result of the transactions, REA Group’s shareholding in REA India increased from 13.5% to 59.7%, while News Corporation’s shareholding increased from 22.1% to 39.0%. During the three months ended March 31, 2021, REA Group acquired an additional 0.8% interest in REA India. REA Group and News Corporation now hold all REA India board seats, and the Company began consolidating REA India in December 2020. The Company’s ownership in REA Group was diluted by 0.2% to 61.4% as a result of the transactions. Subsequent to June 30, 2021, REA Group provided additional funding to REA India in exchange for further equity which increased REA Group’s ownership interest to 73.3% and diluted News Corporation’s interest to 26.6%. The acquisition of REA India allows REA Group to be at the forefront of long-term growth opportunities within India and the digitization of the real estate sector. REA India is a subsidiary of REA Group, and its results are reported within the Digital Real Estate Services segment.
As a result of the acquisition, the Company recorded net tangible liabilities of $5 million and approximately $31 million of identifiable intangible assets, of which $19 million primarily related to REA India technology platforms with a weighted average useful life of five years and $12 million related to trade names with indefinite lives. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately $113 million was recorded as goodwill on the transaction.
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
As a result of the acquisition, the Company recorded net tangible assets of approximately $83 million, primarily consisting of accounts receivable, accounts payable, author advances and royalty payables and inventory. In addition, the Company recorded

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
approximately $141 million of identifiable intangible assets, consisting primarily of $104 million of publishing rights for backlist titles with a useful life of nine years and $32 million of publishing licenses with a useful life of nine years. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately $125 million was recorded as goodwill on the transaction.
Mortgage Choice
In June 2021, REA Group acquired Mortgage Choice Limited (“Mortgage Choice”) for approximately A$244 million in cash (approximately US$183 million based on exchange rates as of the closing date), funded by an increase in REA Group’s debt facilities. Control was transferred and the acquisition became effective and binding on Mortgage Choice shareholders on June 18, 2021 upon court approval. Mortgage Choice is a leading Australian mortgage broking business, and the acquisition complements REA Group’s existing Smartline broker footprint and accelerates REA Group’s financial services strategy to establish a leading mortgage broking business with national scale. Mortgage Choice is a subsidiary of REA Group and its results are included in the Digital Real Estate Services segment.
As a result of the acquisition, the Company recorded net tangible assets of A$70 million (US$53 million) consisting primarily of commission contract receivables and payables and approximately A$74 million (US$56 million) of identifiable intangible assets, consisting of A$46 million (US$35 million) related to franchisee relationships with a useful life of 17 years, A$17 million (US$13 million) of software with useful lives ranging from one to five years and A$11 million (US$8 million) primarily related to the Mortgage Choice tradenames with indefinite lives. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately A$100 million (US$76 million) was recorded as goodwill on the transaction.
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
________________________
(a)See Note 8—Goodwill and Other Intangible Assets.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Loss before income tax relating to News America Marketing included in the Statements of Operations was $416 million for the fiscal year ended June 30, 2020.
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
NOTE 5. RESTRUCTURING PROGRAMS
The Company recorded restructuring charges of $94 million, $168 million and $140 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, of which $34 million, $122 million and $84 million, respectively, related to the News Media segment. The restructuring charges in fiscal 2022 and fiscal 2020 primarily related to employee termination benefits. The restructuring charges recorded in fiscal 2021 include exit costs associated with the closure of the Company’s Bronx print plant and the termination of a third-party printing contract.
Changes in the restructuring program liabilities were as follows:

	One-time employee termination benefits	Facility related costs	Other costs	Total
	(in millions)
Balance, June 30, 2019	$28	$2	$10	$40
Additions	140	—	—	140
Payments	(109)	—	(1)	(110)
Other	5	(2)	—	3
Balance, June 30, 2020	$64	$—	$9	$73
Additions	83	—	85	168
Payments	(97)	—	(55)	(152)
Other	1	—	(4)	(3)
Balance, June 30, 2021	$51	$—	$35	$86
Additions	69	—	25	94
Payments	(92)	—	(19)	(111)
Other	(3)	—	—	(3)
Balance, June 30, 2022	$25	$—	$41	$66
As of June 30, 2022 and June 30, 2021 restructuring liabilities of approximately $42 million and $58 million, respectively, were included in the Balance Sheet in Other current liabilities and $24 million and $28 million, respectively, were included in Other non-current liabilities.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of June 30, 2022	As of June 30,
		2022	2021
		(in millions)
Equity method investments(a)	various	$276	$71
Equity securities(b)	various	212	280
Total Investments		$488	$351
________________________
(a)In the first quarter of fiscal 2022, REA Group acquired an 18% interest (16.6% on a diluted basis) in PropertyGuru in exchange for all shares of REA Group’s entities in Malaysia and Thailand. During the fiscal year ended June 30, 2022, PropertyGuru completed its merger with Bridgetown 2 Holdings Limited. As a result of the merger and subsequent investments made in connection with the transaction, REA Group’s ownership interest in PropertyGuru was 17.5% and a gain of approximately $15 million was recorded in Other, net. Refer to Note 4—Acquisitions, Disposals and Other Transactions and Note 21—Additional Financial Information for further discussion.
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
The components comprising total gains and losses on equity securities are set forth below:

	For the fiscal year ended June 30,
	2022	2021	2020
	(in millions)
Total (losses) gains recognized on equity securities	$(59)	$81	$(21)
Less: Net losses recognized on equity securities sold or impaired	—	(1)	—
Unrealized (losses) gains recognized on equity securities held at end of period	$(59)	$82	$(21)
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $13 million, $65 million and $47 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. In fiscal 2021, the losses primarily reflect the $54 million non-cash write-down of the Foxtel Group’s investment in the Nickelodeon Australia Joint Venture. In fiscal 2020, the losses primarily reflect non-cash write-downs of $32 million on certain equity method investments.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Original Useful Lives	As of June 30,
		2022	2021
		(in millions)
Land		$120	$131
Buildings and leaseholds	3 to 50 years	1,478	1,692
Digital set top units and installations	5 to 10 years	1,109	1,151
Machinery and equipment	2 to 20 years	1,278	1,809
Capitalized software	2 to 15 years	1,707	1,632
Finance lease right-of-use assets	15 years	124	138
		5,816	6,553
Less: accumulated depreciation and amortization(a)		(3,933)	(4,460)
		1,883	2,093
Construction in progress		220	179
Total Property, plant and equipment, net		$2,103	$2,272
________________________
(a)Includes accumulated amortization of capitalized software of approximately $1,135 million and $1,100 million as of June 30, 2022 and 2021, respectively.
Depreciation and amortization related to property, plant and equipment was $548 million, $568 million and $537 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. This includes amortization of capitalized software of $263 million, $250 million and $231 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
Fixed Asset Impairments
During the fiscal year ended June 30, 2022, the Company recognized non-cash impairment charges of $15 million related to the write-down of fixed assets associated with the shutdown and anticipated sale of certain U.S. printing facilities at the Dow Jones segment.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying values of the Company’s intangible assets and related accumulated amortization for the fiscal years ended June 30, 2022 and June 30, 2021 were as follows:

	As of June 30,
	2022	2021
	(in millions)
Intangible Assets Not Subject to Amortization
Trademarks and tradenames	$411	$389
Newspaper mastheads	281	282
Imprints	218	250
Radio broadcast licenses	118	136
Total intangible assets not subject to amortization	1,028	1,057
Intangible Assets Subject to Amortization
Publishing rights(a)	348	383
Customer relationships(b)	1,233	697
Other(c)	62	42
Total intangible assets subject to amortization, net	1,643	1,122
Total Intangible assets, net	$2,671	$2,179
________________________
(a)Net of accumulated amortization of $306 million and $275 million as of June 30, 2022 and 2021, respectively. The useful lives of publishing rights range from 3 to 30 years primarily based on the weighted-average remaining contractual terms of the underlying publishing contracts and the Company’s estimates of the period within those terms that the asset is expected to generate a majority of its future cash flows.
(b)Net of accumulated amortization of $759 million and $693 million as of June 30, 2022 and 2021, respectively. The useful lives of customer relationships range from 3 to 25 years. The useful lives of these assets are estimated by applying historical attrition rates and determining the resulting period over which a majority of the accumulated undiscounted cash flows related to the customer relationships are expected to be generated.
(c)Net of accumulated amortization of $85 million and $81 million as of June 30, 2022 and 2021, respectively. The useful lives of other intangible assets range from 3 to 15 years. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.
The Company recognized impairment charges on its intangible assets of $194 million for the fiscal year ended June 30, 2020, primarily related to indefinite-lived intangible assets in the News Media segment.
Amortization expense related to amortizable intangible assets was $140 million, $112 million and $108 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
Based on the current amount of amortizable intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2023—$163 million; 2024—$154 million; 2025—$151 million; 2026—$148 million; and 2027—$142 million.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying value of goodwill, by segment, are as follows:

	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Total Goodwill
	(in millions)
Balance, June 30, 2020	$1,333	$885	$1,368	$264	$101	$3,951
Acquisitions(a)	224	—	166	124	—	514
Dispositions	—	—	—	(1)	—	(1)
Foreign exchange and other	60	93	(2)	26	12	189
Balance, June 30, 2021	$1,617	$978	$1,532	$413	$113	$4,653
Acquisitions(a)	39	—	659	8	32	738
Foreign exchange and other	(95)	(99)	—	(14)	(14)	(222)
Balance, June 30, 2022	$1,561	$879	$2,191	$407	$131	$5,169
________________________
(a)See Note 4—Acquisitions, Disposals and Other Transactions for the primary drivers of increases in goodwill by segment.
The carrying amount of goodwill as of June 30, 2022 and 2021 both reflected accumulated impairments of $4.8 billion principally relating to impairments at the Dow Jones and News Media segments that were recognized prior to the Company’s separation of its businesses from Twenty-First Century Fox, Inc. (“21st Century Fox”) on June 28, 2013 (the “Separation”).
Annual Impairment Assessments
Fiscal 2022
In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually in the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts. See Note 2—Summary of Significant Accounting Policies.
The performance of the Company’s annual impairment analysis resulted in no impairments to goodwill and indefinite-lived intangible assets in fiscal 2022. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 8.0% to 19.0%), long-term growth rates (ranging from 1.0% to 3.0%) and royalty rates (ranging from 0.25% to 7.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

Fiscal 2021
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
Fiscal 2020
The performance of the Company’s annual impairment analysis resulted in impairments of $89 million to goodwill and indefinite-lived intangible assets in fiscal 2020, primarily related to goodwill at a reporting unit within the News Media segment. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 9.0% to 22.5%), long-

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
term growth rates (ranging from 0.0% to 3.0%) and royalty rates (ranging from 0.25% to 6.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.
Foxtel: During the third quarter of fiscal 2020, the Company recognized non-cash impairment charges totaling $931 million related to the goodwill and indefinite-lived intangible assets at its Foxtel reporting unit. Due to the impact of adverse trends resulting from lower expected broadcast subscribers and the impact that COVID-19 was expected to have on advertising, streaming and commercial subscriber revenues in the near term, the Company revised its future outlook which resulted in a reduction in expected future cash flows of the business. As a result, the Company determined that the fair value of the reporting unit was less than its carrying value and recorded non-cash impairment charges of $882 million to goodwill and $49 million to indefinite-lived intangible assets. The assumptions utilized in the income approach valuation method for Foxtel were discount rates ranging from 10.5% to 11.5%, a long-term growth rate of 2.0% and a royalty rate of 1.5%. The assumptions utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and a control premium of 10.0%.

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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at June 30, 2022	Maturity at June 30, 2022	As of June 30, 2022	As of June 30, 2021
			(in millions)
News Corporation
2022 Term loan A	3.529%	Mar 31, 2027	500	—
2022 Senior notes	5.125%	Feb 15, 2032	492	—
2021 Senior notes	3.875%	May 15, 2029	987	985
Foxtel Group (a)
2019 Credit facility (b)	4.11%	May 31, 2024	68	232
2019 Term loan facility	6.25%	Nov 22, 2024	171	190
2017 Working capital facility (b)	4.11%	May 31, 2024	—	—
Telstra facility	8.16%	Dec 22, 2027	90	60
2012 US private placement—USD portion—tranche 2 (c)	4.27%	Jul 25, 2022	198	202
2012 US private placement—USD portion—tranche 3 (c)	4.42%	Jul 25, 2024	147	152
2012 US private placement—AUD portion	7.04%	Jul 25, 2022	68	78
REA Group (a)
2022 Credit facility - tranche 1 (d)	2.79%	Sep 16, 2024	273	—
2022 Credit facility - tranche 2 (d)	2.94%	Sep 16, 2025	8	—
2021 Bridge facility	—%	Jul 31, 2022	—	314
Finance lease liability	See Note 10		67	100
Total borrowings			3,069	2,313
Less: current portion (e)			(293)	(28)
Long-term borrowings			2,776	2,285
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
(b)As of June 30, 2022, the Foxtel Debt Group had total undrawn commitments of A$539 million available under these facilities.
(c)The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 11—Financial Instruments and Fair Value Measurements.
(d)As of June 30, 2022, REA Group had total undrawn commitments of A$187 million available under this facility.
(e)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.” $27 million and $28 million relates to the current portion of finance lease liabilities as of June 30, 2022 and 2021, respectively.
News Corporation Borrowings
Senior Notes
In February 2022, the Company issued $500 million of senior notes due 2032 (the “2022 Senior Notes” and, together with the Company’s senior notes due 2029, the “Senior Notes”). The 2022 Senior Notes bear interest at a fixed rate of 5.125% per annum,

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
payable in cash semi-annually on February 15 and August 15 of each year, commencing on August 15, 2022. The notes will mature on February 15, 2032.
The Senior Notes are the senior unsecured obligations of the Company and rank equally in right of payment with the Company’s existing and future senior debt, including the other Senior Notes and borrowings under its Term A and Revolving Facilities (as defined below). The Company may redeem all or a part of the Senior Notes upon payment of the redemption prices and applicable premiums, if any, set forth in the indenture governing the applicable Senior Notes (collectively the “Indentures”), plus any accrued and unpaid interest. In addition, at any time prior to specified dates in 2024 and 2025, the Company may redeem up to 40% of the aggregate principal amount of the applicable Senior Notes with the net cash proceeds of certain equity offerings at the redemption price set forth in the applicable Indenture, plus any accrued and unpaid interest. In the event of specified change in control events, the Company must offer to purchase the outstanding Senior Notes from the holders at a purchase price equal to 101% of the principal amount, plus any accrued and unpaid interest.
There are no financial maintenance covenants with respect to the Senior Notes. The Indentures contain other covenants that, among other things and subject to certain exceptions, (i) limit the Company’s ability and the ability of its subsidiaries to incur any liens securing indebtedness for borrowed money and (ii) limit the Company’s ability to consolidate or merge with or into another person or sell or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries (taken as a whole).
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
The Term A Loans will amortize in equal quarterly installments in an aggregate annual amount equal to 0.0%, 2.5%, 2.5%, 5.0% and 5.0%, respectively, of the original principal amount of the Term A Facility for each 12-month period commencing on June 30, 2022. The loans under the Revolving Facility will not amortize. All outstanding amounts under the 2022 Credit Agreement with respect to the Facilities are due on March 31, 2027, unless earlier terminated in the circumstances set forth in the 2022 Credit Agreement. The Company may request that the maturity date of the Term A Facility be extended under certain circumstances as set forth in the 2022 Credit Agreement by at least one year. The Company may also request that the maturity date of the revolving credit commitments under the Revolving Facility be extended under certain circumstances as set forth in the 2022 Credit Agreement for up to two additional one-year periods.
Interest on borrowings is based on either (a) an Alternative Currency Term Rate formula, (b) a Term SOFR formula, (c) an Alternative Currency Daily Rate formula ((a) through (c) each, a “Relevant Rate”) or (d) the Base Rate formula, each as set forth in the 2022 Credit Agreement. The applicable margin for borrowings under the Facilities and the commitment fee for undrawn balances under the Revolving Facility are based on the pricing grid in the 2022 Credit Agreement, which varies based on the Company’s adjusted operating income net leverage ratio. At June 30, 2022, the Company was paying commitment fees of 0.20% on any undrawn balance under the Revolving Facility and, with respect to any outstanding borrowings under the Facilities, an applicable margin of 0.375% for a Base Rate borrowing and 1.375% for a Relevant Rate borrowing. The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. Refer to Note 11—Financial Instruments and Fair Value Measurements for further detail.
The Company borrowed the full amount of the Term A Facility on March 31, 2022 and had not borrowed any funds under the Revolving Facility as of June 30, 2022.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Foxtel Group Borrowings
The Foxtel Group has borrowings under the following facilities, as well as outstanding U.S. private placement senior unsecured notes:
•An A$610 million 2019 revolving credit facility and A$40 million 2017 working capital facility. Borrowings under these facilities bear interest at a floating rate of the Australian BBSY plus an applicable margin of between 2.00% and 3.25% per annum, depending on the Foxtel Debt Group’s net leverage ratio. The Foxtel Debt Group pays a commitment fee of 45% of the applicable margin for any undrawn amounts under these facilities.
•A fully drawn A$250 million term loan facility. Borrowings under this facility bear interest at a fixed rate of 6.25% per annum.
•An A$170 million subordinated shareholder loan facility with Telstra Corporation Limited (the “Telstra Facility”), which owns a 35% interest in the Foxtel Group. Borrowings under the Telstra Facility can be used to finance cable transmission costs due to Telstra under a services arrangement between the Foxtel Group and Telstra and bear interest at a variable rate of the Australian BBSY plus a margin of 7.75%. The terms of the Telstra Facility allow for the capitalization of accrued interest to the principal outstanding. The Company excludes borrowings under this facility from the Statements of Cash Flows as they are non-cash.
The agreements governing the Foxtel Debt Group’s external borrowings (revolving credit facilities, the term loan facility and the U.S. private placement senior unsecured notes) contain customary affirmative and negative covenants and events of default, with customary exceptions, including specified financial and non-financial covenants calculated in accordance with Australian International Financial Reporting Standards. Subject to certain exceptions, these covenants restrict or prohibit members of the Foxtel Debt Group from, among other things, undertaking certain transactions, disposing of certain properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, giving guarantees, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of certain other loans and undergoing fundamental business changes. In addition, the agreements require the Foxtel Debt Group to maintain a ratio of net debt to Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”), as adjusted under the applicable agreements, of not more than 3.25 to 1.0. The agreements also require the Foxtel Debt Group to maintain a net interest coverage ratio of not less than 3.5 to 1.0. There are no assets pledged as collateral for any of the borrowings.
REA Group Facilities
During the fiscal year ended June 30, 2022, REA Group completed a debt refinancing in which it repaid all amounts outstanding under its 2021 Bridge facility with the proceeds from a new A$600 million unsecured syndicated credit facility (the “2022 Credit Facility”) consisting of two sub-facilities: (i) a three year, A$400 million revolving loan facility (the “2022 Credit facility — tranche 1”) and (ii) a four year, A$200 million revolving loan facility (the “2022 Credit facility — tranche 2”). REA Group may request increases in the amount of the 2022 Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement.
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
The 2022 Credit Facility requires REA Group to maintain (i) a net leverage ratio of not more than 3.5 to 1.0 and (ii) an interest coverage ratio of not less than 3.0 to 1.0. The syndicated facility agreement also contains certain other customary affirmative and negative covenants and events of default. Subject to certain exceptions, these covenants restrict or prohibit REA Group and its subsidiaries from, among other things, incurring or guaranteeing debt, disposing of certain properties or assets, merging or consolidating with any other person, making financial accommodation available, entering into certain other financing arrangements, creating or permitting certain liens, engaging in non arms’ length transactions with affiliates, undergoing fundamental business changes and making restricted payments.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed above. If any of the events of default occur and are not cured within applicable grace periods or

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at June 30, 2022.
Future maturities
The following table summarizes the Company’s debt maturities, excluding debt issuance costs and finance lease liabilities, as of June 30, 2022:

As of June 30, 2022
(in millions)
Fiscal 2023	$271
Fiscal 2024	81
Fiscal 2025	602
Fiscal 2026	33
Fiscal 2027	450
Thereafter	1,590
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
Other required lease disclosures
The total lease cost for operating and finance leases included in the Statements of Operations was as follows:

		For the fiscal years ended June 30,
		2022	2021	2020
	Income Statement Location	(in millions)
Operating lease costs	Selling, general and administrative	$125	$135	$139
Operating lease costs	Operating expenses	36	37	64
Finance lease costs	Depreciation and amortization	27	27	6
Finance lease costs	Interest expense, net	3	4	1
Short term lease costs	Operating expenses	12	15	9
Variable lease costs	Selling, general and administrative	24	28	41
Total lease costs		$227	$246	$260

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Additional information related to the Company’s operating and finance leases under ASU 2016-02:

	As of June 30, 2022		As of June 30, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	11.0 years	2.8 years	11.8 years	3.7 years
Weighted-average incremental borrowing rate	3.56%	3.64%	3.54%	3.64%

	For the fiscal years ended June 30,
	2022	2021
	(in millions)
Cash paid - Operating lease liabilities	$182	$184
Cash paid - Finance lease liabilities - principal	27	30
Cash paid - Finance lease liabilities - interest	3	4
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	72	25
Future minimum lease payments as of June 30, 2022 are as follows:

	As of June 30, 2022
	Operating Leases	Finance Leases
	(in millions)
Fiscal 2023	$172	$29
Fiscal 2024	157	26
Fiscal 2025	143	15
Fiscal 2026	126	—
Fiscal 2027	120	—
Thereafter	614	—
Total future minimum lease payments	$1,332	$70
Less: interest	(246)	(3)
Present value of minimum payments	$1,086	$67
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period. The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022				June 30, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives—cash flow hedges	$—	$24	$—	$24	$—	$—	$—	$—
Foreign currency derivatives—cash flow hedges	—	1	—	1	—	—	—	—
Cross-currency interest rate derivatives—fair value hedges	—	19	—	19	—	18	—	18
Cross-currency interest rate derivatives	—	79	—	79	—	73	—	73
Equity securities(a)	109	—	103	212	164	—	116	280
Total assets	$109	$123	$103	$335	$164	$91	$116	$371
Liabilities:
Interest rate derivatives—cash flow hedges	$—	$—	$—	$—	$—	$9	$—	$9
Cross-currency interest rate derivatives	—	—	—	—	—	13	—	13
Total liabilities	$—	$—	$—	$—	$—	$22	$—	$22
________________________
(a)See Note 6—Investments.
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
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the fiscal year ended June 30,
	2022	2021
	(in millions)
Balance—beginning of year	$116	$123
Additions	28	11
Returns of capital	(45)	(8)
Measurement adjustments	23	21
Foreign exchange and other (a)	(19)	(31)
Balance—end of year	$103	$116
________________________
(a)During the fiscal year ended June 30, 2022, the Company reclassified its investment in an equity security from Level 3 to Level 1 within the fair value hierarchy as the investment became publicly traded in the first quarter of fiscal 2022. During the three months ended December 31, 2020, the Company reclassified its investment in Tremor from Level 3 to Level 1 within the fair value hierarchy, as the sale restrictions were expected to lapse within 12 months.

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
During the fiscal year ended June 30, 2022, the Company entered into an interest rate swap derivative with a $500 million notional amount to exchange the floating rate interest component of its Term A Loans for a fixed rate of 2.083%. This interest rate swap derivative is accounted for as a cash flow hedge under ASC 815.
The Company formally designates qualifying derivatives as hedge relationships (“hedges”) and applies hedge accounting when considered appropriate. The Company does not use derivative financial instruments for trading or speculative purposes.
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

		Fair value as of June 30,
	Balance Sheet Location	2022	2021
		(in millions)
Foreign currency derivatives—cash flow hedges	Other current assets	$1	$—
Cross-currency interest rate derivatives—fair value hedges	Other current assets	11	—
Interest rate derivatives - cash flow hedges	Other current assets	4	—
Cross-currency interest rate derivatives	Other current assets	46	—
Interest rate derivatives - cash flow hedges	Other non-current assets	20	—
Cross-currency interest rate derivatives—fair value hedges	Other non-current assets	8	18
Cross-currency interest rate derivatives	Other non-current assets	33	73
Interest rate derivatives—cash flow hedges	Other current liabilities	—	(6)
Interest rate derivatives—cash flow hedges	Other non-current liabilities	—	(3)
Cross-currency interest rate derivatives	Other non-current liabilities	—	(13)
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives and interest rate derivatives to mitigate currency exchange and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment and certain programming rights.
The total notional value of foreign currency contract derivatives designated for hedging was $21 million as of June 30, 2022. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is one year. As of June 30, 2022, the Company estimates that approximately $1 million of net derivative gains related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated for hedging was approximately A$350 million and $500 million as of June 30, 2022 for Foxtel Debt Group and News Corporation borrowings, respectively. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to March 2027. As of June 30, 2022, the Company estimates that approximately $5 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
Cash flow derivatives
The Company utilizes cross-currency interest rate derivatives to mitigate currency exchange and interest rate risk in relation to future interest and principal payments. The Company determined that these cash flow hedges no longer qualified as highly

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The total notional value of cross-currency interest rate swaps for which the Company discontinued hedge accounting was approximately $280 million as of June 30, 2022. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2024. As of June 30, 2022, the Company estimates that approximately $1 million of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The following table presents the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the fiscal years ended June 30, 2022, 2021 and 2020 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the fiscal year ended June 30,			Income statement location
	2022	2021	2020
	(in millions)
Foreign currency derivatives—cash flow hedges	$2	$3	$(2)	Operating expenses
Cross-currency interest rate derivatives	—	(15)	—	Interest expense, net
Interest rate derivatives—cash flow hedges	30	—	(7)	Interest expense, net
Total	$32	$(12)	$(9)

	(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the fiscal year ended June 30,			Income statement location
	2022	2021	2020
	(in millions)
Foreign currency derivatives—cash flow hedges	$—	$(1)	$(2)	Operating expenses
Cross-currency interest rate derivatives	(4)	11	3	Interest expense, net
Interest rate derivatives—cash flow hedges	(2)	5	(3)	Interest expense, net
Total	$(6)	$15	$(2)
The amounts recognized in Other, net in the Statements of Operations resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 were a gain of approximately $25 million for the fiscal year ended June 30, 2022 and a gain of approximately $11 million for the fiscal year ended June 30, 2021.
Fair value hedges
Borrowings in Australia issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. During the fiscal year ended June 30, 2022, such adjustments increased the carrying value of borrowings by nil.
The total notional value of the fair value hedges was approximately $70 million as of June 30, 2022. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.
During fiscal 2022, 2021 and 2020, the amount recognized in the Statements of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of June 30, 2022 and 2021:

	As of June 30,
	2022	2021
Borrowings:	(in millions)
Carrying amount of hedged item	$68	$71
Cumulative hedging adjustments included in the carrying amount	2	5
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
During the fourth quarter of fiscal 2020, the Company recognized non-cash impairment charges of $203 million related to fixed assets in the U.K. and Australia. The carrying values of property, plant and equipment subsequent to the impairment charges at the Australian and U.K. newspapers reporting units were $235 million and $207 million, respectively. See Note 7—Property, Plant and Equipment.
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
Other Fair Value Measurements
As of June 30, 2022, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes, 2021 Senior Notes and U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.
NOTE 12. STOCKHOLDERS’ EQUITY
Authorized Capital Stock
The Company’s authorized capital stock consists of 1,500,000,000 shares of Class A Common Stock, par value $0.01 per share, 750,000,000 shares of Class B Common Stock, par value $0.01 per share, 25,000,000 shares of Series Common Stock, par value $0.01 per share, and 25,000,000 shares of Preferred Stock, par value $0.01 per share.
Common Stock and Preferred Stock
Shares Outstanding—As of June 30, 2022, the Company had approximately 388 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and approximately 197 million shares of Class B Common Stock outstanding at a par value of $0.01 per share. As of June 30, 2022, the Company had no shares of Series Common Stock or Preferred Stock outstanding.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dividends—The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2022	2021	2020
Cash dividends paid per share	$0.20	$0.20	$0.20
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
Stock Repurchases
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Board of Directors in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of June 30, 2022, the remaining authorized amount under the Repurchase Program was approximately $817 million.
Stock repurchases commenced on November 9, 2021. During the fiscal year ended June 30, 2022, the Company repurchased and subsequently retired 5.8 million shares of Class A Common Stock for approximately $122 million and 2.9 million shares of Class B Common Stock for approximately $61 million. The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the fiscal years ended June 30, 2021 and 2020.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes the Company’s equity-based compensation expense reported in the Statements of Operations:

	For the fiscal years ended June 30,
	2022	2021	2020
	(in millions)
Total equity compensation expense	$59	$128	$69
As of June 30, 2022, the total compensation cost not yet recognized for all unvested awards held by participants was approximately $69 million and is expected to be recognized over a weighted average period of between one and two years. The total intrinsic value of all outstanding awards was approximately $149 million as of June 30, 2022.
The tax benefit recognized on PSUs and RSUs for participants that vested during the applicable fiscal year was $25 million, $18 million and $24 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
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
During fiscal 2022, 2021 and 2020, certain participants in the 2013 LTIP received grants of PSUs which have a three-year performance measurement period. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 200% of the target award, subject to three-year performance conditions consisting of a combination of cumulative business-unit-specific revenue, EBITDA (as defined in Note 9—Borrowings) and free cash flow, or the Company’s cumulative earnings per share, cumulative free cash flow and three-year total stockholder return relative to the individual companies that comprise the Standard and Poor’s 1500 Media Index.
During fiscal 2022, 2021 and 2020, the Company granted approximately 1.0 million, 1.6 million and 2.1 million PSUs, respectively, at target to participants, of which approximately 0.6 million, 0.8 million and 1.2 million PSUs, respectively, will be

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
settled in Class A Common Stock, with the remaining PSUs, which are granted to executive Directors and to employees in certain foreign locations, being settled in cash, assuming performance conditions are met.
During fiscal 2022, 2021 and 2020, approximately 3.0 million, 3.6 million and 6.3 million PSUs respectively, vested, of which approximately 1.0 million, 1.2 million and 1.6 million PSUs, respectively, were settled in cash for approximately $24 million, $18 million and $21 million, respectively, before statutory tax withholdings.
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
During fiscal 2022, 2021 and 2020, certain participants in the 2013 LTIP received grants of time-vested RSUs. Vesting of the awards is subject to the participants’ continued service with the Company through the applicable vesting date. During the fiscal years ended June 30, 2022, 2021 and 2020, 3.0 million, 3.4 million and 4.2 million RSUs, respectively, were granted to participants, of which approximately 0.6 million, 1.0 million and 0.9 million RSUs, respectively, which are granted to employees in certain foreign locations, will be settled in cash, with the remaining RSUs outstanding being settled in Class A Common Stock. These RSUs have graded vesting primarily over three years.
During fiscal 2022 and 2021, approximately 2.1 million and 1.6 million RSUs, respectively, vested, of which approximately 0.5 million and 0.3 million RSUs, respectively, were settled in cash for approximately $13 million and $4 million, respectively, before statutory tax withholdings.
The following table summarizes the activity related to the target PSUs and RSUs granted to participants that will be settled in shares of the Company (PSUs and RSUs in thousands):

	Fiscal 2022		Fiscal 2021		Fiscal 2020
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
PSUs and RSUs
Unvested units at beginning of the year	7,022	$14.61	7,717	$13.39	10,280	$13.70
Granted(a)	3,475	21.96	3,546	15.59	4,468	12.79
Vested(b)	(3,526)	13.56	(3,676)	13.30	(5,565)	14.12
Cancelled(c)	(674)	19.12	(565)	15.05	(1,466)	10.97
Unvested units at the end of the year	6,297	$18.65	7,022	$14.61	7,717	$13.39
________________________
(a)For fiscal 2022, includes 0.6 million target PSUs and 2.4 million RSUs granted and a payout adjustment of 0.5 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2019 that vested during fiscal 2022.
For fiscal 2021, includes 0.8 million target PSUs and 2.4 million RSUs granted and a payout adjustment of 0.3 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2018 that vested during fiscal 2021.
For fiscal 2020, includes 1.1 million target PSUs and 3.3 million RSUs granted and a payout adjustment of 0.1 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2019 that vested during fiscal 2020.
(b)The fair value of PSUs and RSUs held by participants that vested during the fiscal years ended June 30, 2022, 2021 and 2020 was $48 million, $49 million and $79 million, respectively.
(c)For fiscal 2022, includes 0.2 million of target PSUs and 0.5 million RSUs cancelled.
For fiscal 2021, includes 0.3 million of target PSUs and 0.3 million RSUs cancelled.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For fiscal 2020, includes 0.4 million of target PSUs and 0.7 million RSUs cancelled and a payout adjustment of 0.4 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2017 that vested during fiscal 2020.
NOTE 14. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the fiscal years ended June 30,
	2022	2021	2020
	(in millions, except per share amounts)
Net income (loss)	$760	$389	$(1,545)
Less: Net (income) loss attributable to noncontrolling interests	(137)	(59)	276
Net income (loss) attributable to News Corporation stockholders	$623	$330	$(1,269)
Weighted-average number of shares of common stock outstanding—basic	589.5	590.4	587.9
Dilutive effect of equity awards(a)	3.0	3.0	—
Weighted-average number of shares of common stock outstanding—diluted	592.5	593.4	587.9
Net income (loss) attributable to News Corporation stockholders per share - basic	$1.06	$0.56	$(2.16)
Net income (loss) attributable to News Corporation stockholders per share - diluted	$1.05	$0.56	$(2.16)
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
The following table sets forth the net revenue from related parties included in the Statements of Operations:

	For the fiscal years ended June 30,
	2022	2021	2020
	(in millions)
Related party revenue (expense), net	$(10)	$(35)	$(69)
The following table sets forth the amount of receivables due from and payables due to related parties outstanding on the Balance Sheets:

	As of June 30,
	2022	2021
	(in millions)
Accounts receivable from related parties	$14	$8
Accounts payable to related parties	10	2

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2022:

	As of June 30, 2022
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$930	$469	$328	$69	$64
Sports programming rights(b)	1,708	460	795	381	72
Programming costs(c)	568	262	272	30	4
Operating leases(d)
Transmission costs(e)	170	26	46	35	63
Land and buildings	1,126	139	245	217	525
Plant and machinery	11	5	5	1	—
Finance leases
Transmission costs(e)	70	29	41	—	—
Borrowings(f)	3,027	271	683	483	1,590
Interest payments on borrowings(g)	710	118	206	177	209
Total commitments and contractual obligations	$8,320	$1,779	$2,621	$1,393	$2,527
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
(f)See Note 9—Borrowings.
(g)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at June 30, 2022. Such rates are subject to change in future periods. See Note 9—Borrowings.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Insignia Systems, Inc.
In July 2019, Insignia filed a complaint in the U.S. District Court for the District of Minnesota against News America Marketing FSI L.L.C. (“NAM FSI”), News America Marketing In-Store Services L.L.C. (“NAM In-Store”) and News Corporation (together, the “NAM Parties”) alleging violations of federal and state antitrust laws and common law business torts. The complaint sought treble damages, injunctive relief and attorneys’ fees and costs. In July 2022, the parties agreed to settle the litigation and Insignia’s claims were dismissed with prejudice.
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
In connection with the Separation, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement that 21st Century Fox would indemnify the Company for payments made after June 28, 2013 arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as legal and professional fees and expenses paid in connection with the previously concluded criminal matters, other than fees, expenses and costs relating to employees (i) who are not directors, officers or certain designated employees or (ii) with respect to civil matters, who are not co-defendants with the Company or 21st Century Fox. 21st Century Fox’s indemnification obligations with respect to these matters are settled on an after-tax basis. In March 2019, as part of the separation of FOX Corporation (“FOX”) from 21st Century Fox, the Company, News Corp Holdings UK & Ireland, 21st Century Fox and FOX entered into a Partial Assignment and Assumption Agreement, pursuant to which, among other things, 21st Century Fox assigned, conveyed and transferred to FOX all of its indemnification obligations with respect to the U.K. Newspaper Matters.
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $11 million, $10 million and $8 million for the fiscal years ended June 30, 2022, June 30, 2021 and June 30, 2020, respectively. As of June 30, 2022, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $56 million. The amount to be indemnified by FOX

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
of approximately $63 million was recorded as a receivable in Other current assets on the Balance Sheet as of June 30, 2022. The net expense for the fiscal year ended June 30, 2020 reflects a $5 million impact from the reversal of a portion of the Company’s previously accrued liability and the corresponding receivable from FOX as the result of an agreement reached with the relevant tax authority with respect to certain employment taxes. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
NOTE 17. RETIREMENT BENEFIT OBLIGATIONS
The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. Plans in the U.S., U.K., Australia, and other foreign plans are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through net income are recorded in Accumulated other comprehensive loss, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets and mortality rates. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2022, 2021 and 2020.
Summary of Funded Status
The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The combined domestic and foreign pension and postretirement benefit plans resulted in a net pension and postretirement benefits liability of $32 million and $102 million at June 30, 2022 and 2021, respectively. The Company recognized these amounts in the Balance Sheets at June 30, 2022 and 2021 as follows:

	Pension Benefits
	Domestic		Foreign		Postretirement benefits		Total
	2022	2021	2022	2021	2022	2021	2022	2021
	(in millions)
Other non-current assets	$—	$—	$133	$120	$—	$—	$133	$120
Other current liabilities	—	(1)	(2)	(2)	(8)	(8)	(10)	(11)
Retirement benefit obligations	(40)	(53)	(55)	(80)	(60)	(78)	(155)	(211)
Net amount recognized	$(40)	$(54)	$76	$38	$(68)	$(86)	$(32)	$(102)

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the change in the projected benefit obligation, change in the fair value of the Company’s plan assets and funded status:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(in millions)
Projected benefit obligation, beginning of the year	$339	$353	$1,124	$1,051	$86	$109	$1,549	$1,513
Service cost	—	—	1	2	—	—	1	2
Interest cost	7	7	17	16	1	2	25	25
Benefits paid	(18)	(18)	(43)	(45)	(7)	(8)	(68)	(71)
Settlements(a)	(12)	(12)	(12)	(10)	—	—	(24)	(22)
Actuarial (gain) loss(b)	(56)	9	(216)	(18)	(11)	(1)	(283)	(10)
Foreign exchange rate changes	—	—	(116)	128	(1)	1	(117)	129
Amendments, transfers and other	—	—	—	—	—	(17)	—	(17)
Projected benefit obligation, end of the year	260	339	755	1,124	68	86	1,083	1,549
Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	285	258	1,162	1,061	—	—	1,447	1,319
Actual return on plan assets	(49)	36	(166)	12	—	—	(215)	48
Employer contributions	14	21	15	14	—	—	29	35
Benefits paid	(18)	(18)	(43)	(45)	—	—	(61)	(63)
Settlements(a)	(12)	(12)	(12)	(10)	—	—	(24)	(22)
Foreign exchange rate changes	—	—	(125)	130	—	—	(125)	130
Fair value of plan assets, end of the year	220	285	831	1,162	—	—	1,051	1,447
Funded status	$(40)	$(54)	$76	$38	$(68)	$(86)	$(32)	$(102)
________________________
(a)Amounts related to payments made to former employees of the Company in full settlement of their pension benefits.
(b)Actuarial gains for fiscal 2022 related to domestic and international pension plans and for fiscal 2021 related to international pension plans primarily relate to the increase in discount rates used in measuring plan obligations as of June 30, 2022 and 2021, respectively. Actuarial losses for fiscal 2021 related to domestic pension plans primarily relate to the decrease in discount rates used in measuring plan obligations as of June 30, 2021.
Amounts recognized in Accumulated other comprehensive loss consist of:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(in millions)
Actuarial losses (gains)	$126	$130	$325	$403	$(5)	$6	$446	$539
Prior service cost (benefit)	—	—	7	9	(32)	(36)	(25)	(27)
Net amounts recognized	$126	$130	$332	$412	$(37)	$(30)	$421	$512

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Accumulated pension benefit obligations as of June 30, 2022 and 2021 were $1,011 million and $1,457 million, respectively.
Below is information about funded and unfunded pension plans:

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2022	2021	2022	2021	2022	2021
	(in millions)
Projected benefit obligation	$253	$330	$7	$9	$260	$339
Accumulated benefit obligation	253	330	7	9	260	339
Fair value of plan assets	220	285	—	—	220	285

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2022	2021	2022	2021	2022	2021
	(in millions)
Projected benefit obligation	$701	$1,043	$54	$81	$755	$1,124
Accumulated benefit obligation	697	1,037	54	81	751	1,118
Fair value of plan assets	831	1,162	—	—	831	1,162
The accumulated benefit obligation exceeds the fair value of plan assets for all domestic pension plans.
Below is information about foreign pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets:

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2022	2021	2022	2021	2022	2021
	(in millions)
Projected benefit obligation	$49	$59	$54	$81	$103	$140
Accumulated benefit obligation	49	59	54	81	103	140
Fair value of plan assets	46	58	—	—	46	58
Summary of Net Periodic Benefit Costs
The Company recorded nil, $(1) million and $7 million in net periodic benefit (income) costs in the Statements of Operations for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit (income) costs for its pension and other postretirement benefit plans.
The amortization of amounts related to unrecognized prior service costs (credits), deferred losses and settlements, curtailments and other were reclassified out of Other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefit (income) costs were as follows:

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits			Total
	For the fiscal years ended June 30,
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
	(in millions)
Service cost benefits earned during the period	$—	$—	$—	$1	$2	$2	$—	$—	$—	$1	$2	$2
Interest costs on projected benefit obligations	7	7	11	17	16	20	1	2	3	25	25	34
Expected return on plan assets	(15)	(13)	(16)	(36)	(37)	(43)	—	—	—	(51)	(50)	(59)
Amortization of deferred losses	5	5	5	14	15	11	—	—	—	19	20	16
Amortization of prior service credits	—	—	—	—	—	—	(4)	(4)	(3)	(4)	(4)	(3)
Settlements, curtailments and other	8	5	12	2	1	5	—	—	—	10	6	17
Net periodic benefit (income) costs – Total	$5	$4	$12	$(2)	$(3)	$(5)	$(3)	$(2)	$—	$—	$(1)	$7

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits
	For the fiscal years ended June 30,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.9%	2.9%	2.9%	3.9%	1.9%	1.7%	4.6%	2.4%	2.5%
Rate of increase in future compensation	N/A	N/A	N/A	3.9%	3.6%	3.1%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate for PBO	2.9%	2.9%	3.6%	1.9%	1.7%	2.3%	2.4%	2.5%	3.3%
Discount rate for Service Cost	3.3%	3.4%	3.9%	1.8%	1.8%	2.5%	2.8%	2.9%	3.6%
Discount rate for Interest on PBO	2.2%	2.2%	3.2%	1.6%	1.5%	2.0%	1.7%	1.8%	2.9%
Expected return on plan assets	5.8%	5.5%	6.0%	3.3%	3.3%	4.2%	N/A	N/A	N/A
Rate of increase in future compensation	N/A	N/A	N/A	3.6%	3.1%	3.4%	N/A	N/A	N/A
________________________
N/A—not applicable
The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2022	Fiscal 2021
Health care cost trend rate	6.4%	6.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.7%
Year that the rate reaches the ultimate trend rate	2030	2030
The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Expected Benefit Payments
	Pension Benefits		Postretirement Benefits	Total
	Domestic	Foreign
	(in millions)
Fiscal year:
2023	$21	$50	$8	$79
2024	20	47	7	74
2025	19	46	7	72
2026	19	44	6	69
2027	20	44	6	70
2028-2032	92	220	25	337
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
The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2022 and 2021:

		Fiscal 2022					Fiscal 2021
		Fair Value Measurements at Reporting Date Using					Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
	(in millions)
Assets
Pooled funds:(a)
Domestic equity funds	$37	$—	$—	$—	$37	$61	$—	$—	$—	$61
International equity funds	112	—	—	—	112	199	—	—	—	199
Domestic fixed income funds	106	—	—	—	106	144	—	—	—	144
International fixed income funds	666	—	—	—	666	882	—	—	—	882
Balanced funds	46	—	46	—	—	67	—	67	—	—
Other	84	53	—	7	24	94	53	—	10	31
Total	$1,051	$53	$46	$7	$945	$1,447	$53	$67	$10	$1,317
________________________
(a)Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets as of June 30, 2022 and 2021:

Level 3 Investments
(in millions)
Balance, June 30, 2020	$9
Actual return on plan assets:
Relating to assets still held at end of period	1
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	—
Transfers in and out of Level 3	—
Balance, June 30, 2021	$10
Actual return on plan assets:
Relating to assets still held at end of period	(2)
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—
Balance, June 30, 2022	$7
The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprised of 17% equity securities, 76% fixed income securities and 7% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.
The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension Assets
	As of June 30,
	2022	2021
Asset Category:
Equity securities	15%	19%
Debt securities	75%	73%
Cash and other	10%	8%
Total	100%	100%
Required pension plan contributions for the next fiscal year are expected to be approximately $12 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.
NOTE 18. OTHER POSTRETIREMENT BENEFITS
Defined Contribution Plans
The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $147 million, $142 million and $154 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Deferred Compensation Plan
The Company has non-qualified deferred compensation plans for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The unfunded obligations of the plans included in Other liabilities as of June 30, 2022 and 2021 were $48 million and $51 million, respectively, and the majority of these plans are closed to new employees.
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
Income (loss) before income tax expense was attributable to the following jurisdictions:

	For the fiscal years ended June 30,
	2022	2021	2020
	(in millions)
U.S.	$194	$266	$(310)
Foreign	618	184	(1,214)
Income (loss) before income tax expense	$812	$450	$(1,524)
The significant components of the Company’s income tax expense were as follows:

	For the fiscal years ended June 30,
	2022	2021	2020
	(in millions)
Current:
U.S.
Federal	$—	$5	$(4)
State & Local	9	9	3
Foreign	160	133	102
Total current tax	169	147	101
Deferred:
U.S.
Federal	54	(30)	(45)
State & Local	4	(1)	(4)
Foreign	(175)	(55)	(31)
Total deferred tax	(117)	(86)	(80)
Total income tax expense	$52	$61	$21

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate was as follows:

	For the fiscal years ended June 30,
	2022	2021	2020
U.S. federal income tax rate	21%	21%	21%
State and local taxes, net	1	2	1
Effect of foreign operations (a)	7	12	(2)
Change in valuation allowance (b)	(19)	(16)	—
Non-deductible goodwill and asset impairments (c)	—	1	(22)
Non-deductible compensation and benefits	—	4	—
Remeasurement of deferred tax assets (d)	(2)	(7)	—
R&D tax credits	(1)	(2)	1
Impact of dispositions	(2)	—	—
Other	1	(1)	—
Effective tax rate (e)	6%	14%	(1)%
________________________
(a)The Company’s effective tax rate is impacted by the geographic mix of its pre-tax income. The Company’s foreign operations are located primarily in Australia and the United Kingdom (“U.K.”). Australia has a higher income tax rate than the U.S. and the U.K. has a lower tax rate than the U.S.
(b)For the fiscal year ended June 30, 2022, the Company released valuation allowances of $156 million, including $149 million related to certain Foreign deferred tax assets. For the fiscal year ended June 30, 2021, the Company released $75 million of valuation allowances, including $64 million related to certain U.S. deferred tax assets.
(c)For the fiscal year ended June 30, 2020, the Company recorded non-cash charges of $1,690 million related to the impairment of goodwill and indefinite-lived intangible assets, which reduced the Company’s tax expense by $262 million. These write-downs have an impact on our effective tax rate to the extent a lower tax benefit is recorded.
(d)For the fiscal year ended June 30, 2022, the Company recorded a benefit of $18 million related to the remeasurement of its U.K. deferred tax assets. For the fiscal year ended June 30, 2021, the Company recorded a benefit of $34 million related to the remeasurement of its U.K. deferred tax assets which includes the enacted corporate income tax increase resulting from the Finance Act 2021.
(e)For the fiscal years ended June 30, 2022 and 2021, the effective tax rates of 6% and 14%, respectively, represent income tax expense with regard to consolidated pre-tax book income. For the fiscal year ended June 30, 2020, the effective tax rate of (1)% represents income tax expense with regard to consolidated pre-tax book loss.
The Company recognized deferred income taxes in the Balance Sheets as follows:

	As of June 30,
	2022	2021
	(in millions)
Deferred income tax assets	$422	$378
Deferred income tax liabilities	(198)	(260)
Net deferred tax assets	$224	$118

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
	2022	2021
	(in millions)
Deferred tax assets:
Accrued liabilities	$173	$169
Capital loss carryforwards	1,135	1,126
Retirement benefit obligations	24	34
Net operating loss carryforwards	408	484
Business tax credits	122	115
Operating lease liabilities	278	365
Other	151	153
Total deferred tax assets	2,291	2,446
Deferred tax liabilities:
Asset basis difference and amortization	(163)	(161)
Operating lease right-of-use asset	(257)	(339)
Other	(59)	(63)
Total deferred tax liabilities	(479)	(563)
Net deferred tax asset before valuation allowance	1,812	1,883
Less: valuation allowance (See Note 22—Valuation and Qualifying Accounts)	(1,588)	(1,765)
Net deferred tax assets	$224	$118
As of June 30, 2022, the Company had income tax net operating loss (“NOL”) carryforwards (gross, net of uncertain tax benefits) in various jurisdictions as follows:

Jurisdiction	Expiration	Amount (in millions)
U.S. Federal	2023 to 2037	$149
U.S. Federal	Indefinite	435
U.S. States	Various	664
Australia	Indefinite	365
U.K.	Indefinite	12
Other Foreign	Various	590
Utilization of the NOLs is dependent on generating sufficient taxable income from our operations in each of the respective jurisdictions to which the NOLs relate, while taking into account tax filing groups and limitations and/or restrictions on our ability to use them. Certain of our U.S. federal NOLs were acquired as part of the acquisitions of Move and Harlequin and are subject to limitations as promulgated under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code limits the amount of NOLs that we can use on an annual basis to offset consolidated U.S. taxable income. The NOLs are also subject to review by relevant tax authorities in the jurisdictions to which they relate.
The Company recorded a deferred tax asset of $408 million and $484 million associated with its NOLs (net of approximately $68 million and $62 million, respectively, of unrecognized tax benefits recorded against deferred tax assets) as of June 30, 2022 and 2021, respectively. Significant judgment is applied in assessing our ability to realize our NOLs. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets within the applicable expiration period.
On the basis of this evaluation, valuation allowances of $122 million and $206 million have been established to reduce the deferred tax asset associated with the Company’s NOLs to an amount that will more likely than not be realized as of June 30, 2022 and 2021, respectively. For the fiscal year ended June 30, 2022, the Company released valuation allowances related to

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Australian NOLs of $31 million that are more likely than not to be realized. For the fiscal year ended June 30, 2021, the Company released valuation allowances related to U.S. Federal NOLs of $64 million that are more likely than not to be realized.
As of June 30, 2022, the Company had approximately $2.5 billion and $1.5 billion of capital loss carryforwards in Australia and the U.K., respectively. Australia and U.K. capital loss carryforwards may be carried forward indefinitely. The capital loss carryforwards are also subject to review by relevant tax authorities in the jurisdictions to which they relate. Realization of our capital losses is dependent on generating capital gain taxable income and satisfying certain continuity of business requirements. The Company recorded a deferred tax asset of $1.1 billion as of June 30, 2022 and 2021 for these capital loss carryforwards. However, it is more likely than not that the Company will not generate capital gain income in the normal course of business in these jurisdictions. Accordingly, valuation allowances of $1.1 billion have been established to reduce the capital loss carryforward deferred tax asset to an amount that will more likely than not be realized as of June 30, 2022 and 2021. For the fiscal year ended June 30, 2022, the Company released valuation allowances related to U.S. capital losses of $3 million as the Company concluded that these deferred tax assets will more likely than not be realized and recorded valuation allowances related to U.K. capital losses of $4 million. For the fiscal year ended June 30, 2021, the Company released valuation allowances related to U.K. capital losses of $6 million as the Company concluded that these deferred tax assets will more likely than not be realized.
As of June 30, 2022, the Company had approximately $81 million of U.S. federal tax credit carryforwards which includes $35 million of foreign tax credits and $46 million of general business credits, which begin to expire in 2026 and 2036, respectively.
As of June 30, 2022, the Company had approximately $29 million of non-U.S. tax credit carryforwards which expire in various amounts beginning in 2026 and $11 million of state tax credit carryforwards (net of U.S. federal benefit), which expire in various amounts beginning in 2023.
A valuation allowance of $29 million has been established to reduce the deferred tax asset associated with the Company’s U.S. federal tax credits, non-U.S. tax credits and state tax credit carryforwards to an amount that will more likely than not be realized as of June 30, 2022. For the fiscal year ended June 30, 2022, the Company released valuation allowances of $1 million related to U.S. foreign tax credits and $26 million related to non-US tax credits that are more likely than not to be realized.
Uncertain Tax Positions
The following table sets forth the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	For the fiscal years ended June 30,
	2022	2021	2020
	(in millions)
Balance, beginning of period	$69	$63	$58
Additions for prior year tax positions	—	—	4
Additions for current year tax positions	28	4	8
Reduction for prior year tax positions	(1)	(2)	(1)
Lapse of the statute of limitations	(3)	(3)	(3)
Settlement—tax attributes	—	—	(2)
Impact of currency translations	(7)	7	(1)
Balance, end of period	$86	$69	$63
The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized a benefit related to interest and penalties of $1 million, $1 million and nil for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. The Company recorded liabilities for accrued interest and penalties of approximately $5 million, $4 million and $3 million as of June 30, 2022, 2021 and 2020, respectively.
The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations in the U.S., various states and foreign jurisdictions. The Internal Revenue Service has commenced an audit for the fiscal year ended June 30, 2018 which is currently ongoing. The

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Company effectively settled its Internal Revenue Service audit related to the fiscal year ended June 30, 2014 in February 2020 with no material changes. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and our liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.
The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that could be audited by the respective taxing authorities.

Jurisdiction	Fiscal Years Open to Examination
U.S. federal	2018-2021
U.S. states	Various
Australia	2018-2021
U.K.	2011-2021
It is reasonably possible that uncertain tax positions may increase or decrease in the next fiscal year, however, actual developments in this area could differ from those currently expected. As of June 30, 2022, approximately $63 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. It is reasonably possible, the amount of uncertain tax liabilities which may be resolved within the next fiscal year is between the range of approximately nil and $40 million, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.
Other
Prior to the enactment of the Tax Act, the Company’s undistributed foreign earnings were considered permanently reinvested and as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Tax Act were deemed to have been repatriated and taxed accordingly. As of June 30, 2022, the Company has approximately $900 million of undistributed foreign earnings that it intends to reinvest permanently. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated. The Company may repatriate future earnings of certain foreign subsidiaries in which case the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding taxes and income taxes.
During the fiscal years ended June 30, 2022, 2021 and 2020, the Company paid gross income taxes of $180 million, $176 million and $99 million, respectively, and received income tax refunds of $3 million, $14 million and $25 million, respectively.
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
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus, Market VIPSM and AdvantageSM Pro products as well as its referral-based service, ReadyConnect ConciergeSM. Move also offers online tools and services to do-it-yourself landlords and tenants.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider. Its Foxtel pay-TV service provides approximately 200 live channels and video on demand covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Group’s Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group also operates BINGE, its entertainment streaming service, Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content and Flash, its news aggregation streaming service.
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
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information, which distributes its content and data through a variety of media channels including newspapers, newswires, websites, mobile apps, newsletters, magazines, proprietary databases, live journalism, video and podcasts. The Dow Jones segment’s products, which target individual consumer and enterprise customers, include The Wall Street Journal, Barron’s, MarketWatch, Investor’s Business Daily, Factiva, Dow Jones Risk & Compliance, Dow Jones Newswires and OPIS.
•Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 17 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, Mariner, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, George Orwell, Agatha Christie and Zora Neale Hurston, as well as global author brands including J.R.R. Tolkien, C.S. Lewis, Daniel Silva, Karin Slaughter and Dr. Martin Luther King, Jr. It is also home to many beloved children’s books and authors and a significant Christian publishing business.
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes, among other publications, The Australian, The Daily Telegraph, Herald Sun, The Courier Mail and The Advertiser in Australia and The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., the Company’s recently launched TalkTV and Storyful, a social media content agency. The segment included News America Marketing until the completion of the sale of the business on May 5, 2020.
•Other—The Other segment consists primarily of general corporate overhead expenses, costs related to the U.K. Newspaper Matters and expenses associated with the Company’s cost reduction initiatives.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2022	2021	2020
	(in millions)
Revenues:
Digital Real Estate Services	$1,741	$1,393	$1,065
Subscription Video Services	2,026	2,072	1,884
Dow Jones	2,004	1,702	1,590
Book Publishing	2,191	1,985	1,666
News Media	2,423	2,205	2,801
Other	—	1	2
Total Revenues	$10,385	$9,358	$9,008
Segment EBITDA:
Digital Real Estate Services	$574	$514	$345
Subscription Video Services	360	359	323
Dow Jones	433	332	236
Book Publishing	306	303	214
News Media	217	52	53
Other	(221)	(287)	(158)
Depreciation and amortization	(688)	(680)	(644)
Impairment and restructuring charges	(109)	(168)	(1,830)
Equity losses of affiliates	(13)	(65)	(47)
Interest expense, net	(99)	(53)	(25)
Other, net	52	143	9
Income (loss) before income tax expense	812	450	(1,524)
Income tax expense	(52)	(61)	(21)
Net income (loss)	$760	$389	$(1,545)

	For the fiscal years ended June 30,
	2022	2021	2020
	(in millions)
Depreciation and amortization:
Digital Real Estate Services	$112	$101	$93
Subscription Video Services	321	332	283
Dow Jones	119	119	113
Book Publishing	49	36	33
News Media	79	84	115
Other	8	8	7
Total Depreciation and amortization	$688	$680	$644

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2022	2021	2020
	(in millions)
Capital expenditures:
Digital Real Estate Services	$109	$78	$80
Subscription Video Services	193	142	199
Dow Jones	77	62	59
Book Publishing	37	16	12
News Media	81	84	76
Other	2	8	12
Total Capital expenditures	$499	$390	$438

	As of June 30,
	2022	2021
	(in millions)
Total assets:
Digital Real Estate Services	$2,989	$3,146
Subscription Video Services	3,082	3,515
Dow Jones	4,368	2,798
Book Publishing	2,651	2,713
News Media	2,115	2,209
Other(a)	1,528	2,039
Investments	488	351
Total assets	$17,221	$16,771
________________________
(a)The Other segment primarily includes Cash and cash equivalents.

	As of June 30,
	2022	2021
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,823	$1,871
Subscription Video Services	1,394	1,612
Dow Jones	3,346	1,995
Book Publishing	973	1,046
News Media	304	308
Other	—	—
Total Goodwill and intangible assets, net	$7,840	$6,832

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Geographic Segments

	For the fiscal years ended June 30,
	2022	2021	2020
	(in millions)
Revenues:(a)
U.S. and Canada(b)	$4,097	$3,550	$3,763
Europe(c)	1,808	1,672	1,502
Australasia and Other(d)	4,480	4,136	3,743
Total Revenues	$10,385	$9,358	$9,008
________________________
(a)Revenues are attributed to region based on location of customer.
(b)Revenues include approximately $4.0 billion for fiscal 2022, $3.5 billion for fiscal 2021 and $3.7 billion for fiscal 2020 from customers in the U.S.
(c)Revenues include approximately $1.4 billion for fiscal 2022, $1.3 billion for fiscal 2021 and $1.2 billion for fiscal 2020 from customers in the U.K.
(d)Revenues include approximately $4.2 billion for fiscal 2022, $3.9 billion for fiscal 2021 and $3.5 billion for fiscal 2020 from customers in Australia.

	As of June 30,
	2022	2021
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$1,513	$1,429
Europe	774	887
Australasia and Other	2,091	2,438
Total long-lived assets	$4,378	$4,754
________________________
(a)Reflects total assets less current assets, goodwill, intangible assets, investments and deferred income tax assets.
There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.
Australasia comprises Australia, Asia, Papua New Guinea and New Zealand.
NOTE 21. ADDITIONAL FINANCIAL INFORMATION
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2022	2021
	(in millions)
Royalty advances to authors	$403	$406
Retirement benefit assets	133	120
Inventory(a)	268	279
News America Marketing deferred consideration	142	128
Other	438	514
Total Other non-current assets	$1,384	$1,447
________________________
(a)Primarily consists of the non-current portion of programming rights.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of June 30,
	2022	2021
	(in millions)
Royalties and commissions payable	$215	$206
Current operating lease liabilities	139	143
Allowance for sales returns	173	190
Current tax payable	18	30
Other	430	504
Total Other current liabilities	$975	$1,073
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the fiscal years ended June 30,
	2022	2021	2020
	(in millions)
Remeasurement of equity securities	$(59)	$81	$(21)
Dividends received from equity security investments	20	9	3
Gain on sale of businesses(a)	98	18	20
Gain on remeasurement of previously-held interest(b)	3	7	—
Gain on dilution of PropertyGuru investment(c)	15	—	—
Other	(25)	28	7
Total Other, net	$52	$143	$9
________________________
(a)During the fiscal year ended June 30, 2022, REA Group acquired an 18% interest in PropertyGuru in exchange for all shares of REA Group’s entities in Malaysia and Thailand. The Company recognized a gain of $107 million on the disposition of such entities. During the fiscal year ended June 30, 2021, Move sold the assets associated with its Top Producer professional software and service product and recognized an $18 million gain on the sale. During the fiscal year ended June 30, 2020, REA Group contributed its businesses located in Singapore and Indonesia to a venture with 99.co in return for an equity method investment in the combined entity. As a result of the deconsolidation of these entities, REA Group recognized a $20 million gain in Other, net.
(b)Relates to the acquisition of REA India in the fiscal year ended June 30, 2021.
(c)During the fiscal year ended June 30, 2022, PropertyGuru completed its merger with Bridgetown 2 Holdings Limited. REA Group recognized a gain of approximately $15 million resulting from its ownership dilution in the transaction. At June 30, 2022, REA Group held an ownership interest of 17.5% in PropertyGuru.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information
The following table sets forth the Company’s gross cash paid for taxes and interest:

	For the fiscal years ended June 30,
	2022	2021	2020
	(in millions)
Cash paid for interest	$96	$55	$61
Cash paid for taxes	180	176	99
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	For the fiscal years ended June 30,
	2022	2021	2020
	(in millions)
Accumulated other comprehensive loss, net of tax:
Cash flow hedge adjustments:
Balance, beginning of year	—	2	6
Fiscal year activity(a)	21	(2)	(4)
Balance, end of year	21	—	2
Benefit Plan Adjustments:
Balance, beginning of year	(392)	(394)	(352)
Fiscal year activity(b)	71	2	(42)
Balance, end of year	(321)	(392)	(394)
Foreign currency translation adjustments:
Balance, beginning of year	(549)	(939)	(780)
Fiscal year activity	(421)	390	(159)
Balance, end of year	(970)	(549)	(939)
Total accumulated other comprehensive loss, net of tax:
Balance, beginning of year	(941)	(1,331)	(1,126)
Fiscal year activity, net of income taxes(c)	(329)	390	(205)
Balance, end of year	$(1,270)	$(941)	$(1,331)
________________________
(a)Net of income tax expense (benefit) of $7 million, nil and $(3) million for the fiscal years ended June 30, 2022, 2021 and 2020 respectively.
(b)Net of income tax expense (benefit) of $19 million, $(1) million and $(11) million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
(c)Excludes $(97) million, $78 million and $(43) million relating to noncontrolling interests for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2022
Allowances for doubtful accounts	$(71)	$(6)	$—	$7	$3	$(67)
Allowances for sales returns	(190)	(554)	(1)	564	8	(173)
Deferred tax valuation allowance	(1,765)	(237)	(8)	232	190	(1,588)
Fiscal 2021
Allowances for doubtful accounts	$(73)	$(5)	$(3)	$15	$(5)	$(71)
Allowances for sales returns	(174)	(514)	(8)	511	(5)	(190)
Deferred tax valuation allowance	(1,546)	(180)	10	100	(149)	(1,765)
Fiscal 2020
Allowances for doubtful accounts	$(46)	$(34)	$(9)	$16	$—	$(73)
Allowances for sales returns	(192)	(539)	(1)	557	1	(174)
Deferred tax valuation allowance	(1,468)	(104)	(1)	(4)	31	(1,546)
NOTE 23. SUBSEQUENT EVENTS
Dividend declaration
In August 2022, the Company declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on October 12, 2022 to stockholders of record as of September 14, 2022.

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
Management’s Report on Internal Control Over Financial Reporting
Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 62 and 63, respectively, and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Proposal No. 1: Election of Directors” and is incorporated by reference in this Annual Report.
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

2.4
Amended and Restated FOX SPORTS Trade Mark License Agreement, dated as of October 22, 2021, between Fox Media LLC and Fox Sports Australia Pty Limited. (Incorporated by reference to Exhibit 2.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 4, 2022.)

2.5
Amended and Restated FOX Trade Mark License Agreement, dated as of October 22, 2021, between Fox Media LLC and Fox Sports Australia Pty Limited. (Incorporated by reference to Exhibit 2.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 4, 2022.)

2.6
Amended and Restated Foxtel Trade Mark License Agreement, dated as of October 22, 2021, between Fox Media LLC and Foxtel Management Pty Ltd. (Incorporated by reference to Exhibit 2.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 4, 2022.)

2.7
Amended and Restated FOX Trade Mark License Agreement, dated as of October 22, 2021, between Fox Media LLC and Foxtel Management Pty Limited. (Incorporated by reference to Exhibit 2.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 4, 2022.)†

3.1
Restated Certificate of Incorporation of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

3.2
Certificate of Elimination of the Series A Junior Participating Preferred Stock of News Corporation. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 22, 2021.)

3.3
Amended and Restated By-laws of News Corporation, effective February 25, 2019. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on February 25, 2019.)

4.1	Description of News Corporation’s Securities.*

Exhibit Number	Exhibit Description
4.2
Indenture, dated April 15, 2021, between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on April 15, 2021.)

4.3
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

4.5
Form of 5.125% Senior Notes due 2032. (Incorporated by reference to Exhibit 4.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on February 14, 2022.)

10.1
Amended and Restated Employment Agreement, dated May 9, 2019, between News Corporation and Robert Thomson. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2019.)±

10.2
Amended and Restated Employment Agreement, dated June 18, 2020, between News Corporation and Susan Panuccio. (Incorporated by reference to Exhibit 10.2 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 11, 2020.)±

10.3
Amended and Restated Employment Agreement, dated June 15, 2021, between News Corporation and David Pitofsky. (Incorporated by reference to Exhibit 10.3 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 10, 2021.)±

10.4
News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective November 20, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on November 20, 2019.)±

10.5
News Corp Restoration Plan, amended and restated as of February 11, 2019. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2019.)±

10.6
Letter Agreement, dated June 27, 2014, from News Corporation to K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2014.)±

10.7	Telecommuting Agreement, dated July 4, 2022, between News Corporation and K. Rupert Murdoch.*±

10.8
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

10.12
Credit Agreement, dated as of March 29, 2022, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on March 30, 2022.)

10.13
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
10.14
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

10.15
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

10.18
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

10.19
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

10.22
Guarantor Assumption Deed Poll, dated as of April 8, 2021, to the Common Terms Deed Poll, dated as of April 10, 2012, executed by Multi Channel Network Pty Ltd. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 7, 2021.)

10.23
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

10.26
Amendment Deed, dated as of November 22, 2019, to the Deed of Guarantee, dated July 25, 2012, executed by each entity listed in Schedule 1 thereto. (Incorporated by reference to Exhibit 10.9 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 7, 2020.)

Exhibit Number	Exhibit Description
10.27
Accession Deed Poll, dated as of November 22, 2019, to the Deed of Guarantee, dated July 25, 2012, executed by each entity listed in the Schedule thereto. (Incorporated by reference to Exhibit 10.10 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 7, 2020.)

10.28
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

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2022, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended June 30, 2022, 2021 and 2020; (iii) Consolidated Balance Sheets as of June 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2022, 2021 and 2020; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2022, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.*

104	The cover page from News Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).*
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
Date: August 12, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Thomson	Chief Executive Officer and Director (Principal Executive Officer)	August 12, 2022
Robert J. Thomson

/s/ Susan Panuccio	Chief Financial Officer (Principal Financial Officer)	August 12, 2022
Susan Panuccio

/s/ Marygrace DeGrazio	Chief Accounting Officer (Principal Accounting Officer)	August 12, 2022
Marygrace DeGrazio

/s/ K. Rupert Murdoch	Executive Chairman	August 12, 2022
K. Rupert Murdoch

/s/ Lachlan K. Murdoch	Co-Chairman	August 12, 2022
Lachlan K. Murdoch

/s/ Kelly Ayotte	Director	August 12, 2022
Kelly Ayotte

/s/ José María Aznar	Director	August 12, 2022
José María Aznar

/s/ Natalie Bancroft	Director	August 12, 2022
Natalie Bancroft

/s/ Peter L. Barnes	Director	August 12, 2022
Peter L. Barnes

/s/ Ana Paula Pessoa	Director	August 12, 2022
Ana Paula Pessoa

/s/ Masroor Siddiqui	Director	August 12, 2022
Masroor Siddiqui