Form 10-Q
period 2022-09-30
NEWS CORP
filed 2022-11-09
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, 382,351,488 shares of Class A Common Stock and 193,276,309 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended September 30,
	Notes	2022	2021
Revenues:
Circulation and subscription		$1,111	$1,077
Advertising		406	405
Consumer		467	524
Real estate		323	320
Other		171	176
Total Revenues	2	2,478	2,502
Operating expenses		(1,273)	(1,244)
Selling, general and administrative		(855)	(848)
Depreciation and amortization		(179)	(165)
Impairment and restructuring charges	4	(21)	(22)
Equity losses of affiliates	5	(4)	—
Interest expense, net		(27)	(22)
Other, net	13	(18)	137
Income before income tax expense		101	338
Income tax expense	11	(35)	(71)
Net income		66	267
Less: Net income attributable to noncontrolling interests		(26)	(71)
Net income attributable to News Corporation stockholders		$40	$196
Net income attributable to News Corporation stockholders per share, basic and diluted	9	$0.07	$0.33
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; millions)

	For the three months ended September 30,
	2022	2021
Net income	$66	$267
Other comprehensive loss:
Foreign currency translation adjustments	(280)	(164)
Net change in the fair value of cash flow hedges(a)	17	1
Benefit plan adjustments, net(b)	12	5
Other comprehensive loss	(251)	(158)
Comprehensive (loss) income	(185)	109
Less: Net income attributable to noncontrolling interests	(26)	(71)
Less: Other comprehensive loss attributable to noncontrolling interests(c)	56	38
Comprehensive (loss) income attributable to News Corporation stockholders	$(155)	$76
(a)    Net of income tax expense of $6 million and nil for the three months ended September 30, 2022 and 2021, respectively.
(b)    Net of income tax expense of $4 million and $2 million for the three months ended September 30, 2022 and 2021, respectively.
(c)    Primarily consists of foreign currency translation adjustment.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of September 30, 2022	As of June 30, 2022
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,458	$1,822
Receivables, net	13	1,473	1,502
Inventory, net		373	311
Other current assets		450	458
Total current assets		3,754	4,093
Non-current assets:
Investments	5	470	488
Property, plant and equipment, net		1,971	2,103
Operating lease right-of-use assets		841	891
Intangible assets, net		2,563	2,671
Goodwill		5,041	5,169
Deferred income tax assets	11	390	422
Other non-current assets	13	1,357	1,384
Total assets		$16,387	$17,221
Liabilities and Equity:
Current liabilities:
Accounts payable		$348	$411
Accrued expenses		1,101	1,236
Deferred revenue	2	592	604
Current borrowings	6	23	293
Other current liabilities	13	949	975
Total current liabilities		3,013	3,519
Non-current liabilities:
Borrowings	6	2,977	2,776
Retirement benefit obligations		152	155
Deferred income tax liabilities	11	167	198
Operating lease liabilities		888	947
Other non-current liabilities		462	483
Commitments and contingencies	10
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,584	11,779
Accumulated deficit		(2,253)	(2,293)
Accumulated other comprehensive loss		(1,465)	(1,270)
Total News Corporation stockholders’ equity		7,872	8,222
Noncontrolling interests		856	921
Total equity	7	8,728	9,143
Total liabilities and equity		$16,387	$17,221
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 384,404,733 and 387,561,850 shares issued and outstanding, net of 27,368,413 treasury shares at par at September 30, 2022 and June 30, 2022, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 194,304,974 and 196,808,833 shares issued and outstanding, net of 78,430,424 treasury shares at par at September 30, 2022 and June 30, 2022, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the three months ended September 30,
	Notes	2022	2021
Operating activities:
Net income		$66	$267
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		179	165
Operating lease expense		30	32
Equity losses of affiliates	5	4	—
Cash distributions received from affiliates		1	4
Other, net	13	18	(137)
Deferred income taxes and taxes payable	11	(4)	27
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(96)	9
Inventories, net		(61)	(59)
Accounts payable and other liabilities		(168)	(240)
Net cash (used in) provided by operating activities		(31)	68
Investing activities:
Capital expenditures		(104)	(101)
Acquisitions, net of cash acquired		(3)	—
Investments in equity affiliates and other		(8)	(16)
Proceeds from property, plant and equipment and other asset dispositions		4	(2)
Other, net		(19)	24
Net cash used in investing activities		(130)	(95)
Financing activities:
Borrowings	6	328	378
Repayment of borrowings	6	(337)	(383)
Repurchase of shares	7	(127)	—
Dividends paid		(31)	(27)
Other, net		18	(53)
Net cash used in financing activities		(149)	(85)
Net change in cash and cash equivalents		(310)	(112)
Cash and cash equivalents, beginning of period		1,822	2,236
Exchange movement on opening cash balance		(54)	(24)
Cash and cash equivalents, end of period		$1,458	$2,100
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.
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
The accompanying Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2022 (the “2022 Form 10-K”).
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2023 and fiscal 2022 include 52 and 53 weeks, respectively. All references to the three months ended September 30, 2022 and 2021 relate to the three months ended October 2, 2022 and September 26, 2021, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of September 30.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three months ended September 30, 2022 and 2021:

	For the three months ended September 30, 2022
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$3	$425	$414	$—	$269	$—	$1,111
Advertising	35	64	94	—	213	—	406
Consumer	—	—	—	467	—	—	467
Real estate	323	—	—	—	—	—	323
Other	60	13	7	20	71	—	171
Total Revenues	$421	$502	$515	$487	$553	$—	$2,478

	For the three months ended September 30, 2021
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$3	$440	$349	$—	$285	$—	$1,077
Advertising	33	59	90	—	223	—	405
Consumer	—	—	—	524	—	—	524
Real estate	320	—	—	—	—	—	320
Other	70	11	5	22	68	—	176
Total Revenues	$426	$510	$444	$546	$576	$—	$2,502
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three months ended September 30, 2022 and 2021:

	For the three months ended September 30,
	2022	2021
	(in millions)
Balance, beginning of period	$604	$473
Deferral of revenue	897	815
Recognition of deferred revenue(a)	(896)	(814)
Other	(13)	(7)
Balance, end of period	$592	$467
(a)For the three months ended September 30, 2022 and 2021, the Company recognized $408 million and $298 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of September 30, 2022 and 2021.

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
For the three months ended September 30, 2022, the Company recognized approximately $98 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of September 30, 2022 was approximately $1,169 million, of which approximately $320 million is expected to be recognized over the remainder of fiscal 2023, approximately $322 million is expected to be recognized in fiscal 2024 and approximately $165 million is expected to be recognized in fiscal 2025, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.”
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
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. As a result of the acquisition, the Company recorded net tangible liabilities of $1 million primarily related to deferred revenue and accounts receivable and $620 million of identifiable intangible assets, consisting primarily of $528 million of customer relationships with a useful life of 20 years, $54 million in tradenames, including $48 million related to the OPIS tradename with an indefinite life, and $38 million related to technology with a weighted average useful life of six years. In accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), the excess of the total consideration over the fair values of the net tangible and intangible assets of $538 million was recorded as goodwill on the transaction.
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
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. As a result of the acquisition, the Company recorded net tangible liabilities of $22 million primarily related to deferred revenue and accounts receivable and $189 million of identifiable intangible assets, consisting primarily of $145 million of customer relationships with a useful life of 20 years, $31 million related to technology with a weighted average useful life of 14 years and $13 million in tradenames with a useful life of 20 years. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of $121 million was recorded as goodwill on the transaction.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
UpNest
In June 2022, the Company acquired UpNest, Inc. (“UpNest”) for closing cash consideration of $45 million, subject to customary purchase price adjustments, and up to $15 million in future cash consideration based upon the achievement of certain performance objectives over the next two years. The Company recorded an $8 million liability related to the contingent consideration, representing the estimated fair value. Included in the closing cash consideration is $9 million that is being held back to satisfy post-closing claims. UpNest is a real estate agent marketplace that matches home sellers and buyers with top local agents who compete for their business. The UpNest acquisition helps Realtor.com® further expand its services and support for home sellers and listing agents and brokers. UpNest is a subsidiary of Move, and its results are included within the Digital Real Estate Services segment.
The purchase price allocation has been prepared on a preliminary basis and changes to the preliminary purchase price allocations may occur as additional information concerning asset and liability valuations is finalized. As a result of the acquisition, the Company recorded $16 million of identifiable intangible assets, consisting primarily of customer relationships and technology platforms. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of $40 million was recorded as goodwill on the transaction.
NOTE 4. RESTRUCTURING PROGRAMS
During the three months ended September 30, 2022 and 2021, the Company recorded restructuring charges of $21 million and $22 million, respectively, of which $11 million and $12 million, respectively, related to the News Media segment. The restructuring charges recorded in fiscal 2023 and 2022 primarily related to employee termination benefits.
Changes in restructuring program liabilities were as follows:

	For the three months ended September 30,
	2022			2021
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$25	$41	$66	$51	$35	$86
Additions	20	1	21	18	4	22
Payments	(22)	(2)	(24)	(41)	(2)	(43)
Other	(1)	—	(1)	—	—	—
Balance, end of period	$22	$40	$62	$28	$37	$65
As of September 30, 2022, restructuring liabilities of approximately $38 million were included in the Balance Sheet in Other current liabilities and $24 million were included in Other non-current liabilities.
NOTE 5. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of September 30, 2022	As of September 30, 2022	As of June 30, 2022
		(in millions)
Equity method investments(a)	various	$262	$276
Equity securities(b)	various	208	212
Total Investments		$470	$488
(a)Equity method investments are primarily comprised of REA Group’s ownership interest in PropertyGuru Pte. Ltd. (“PropertyGuru”).
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

	For the three months ended September 30,
	2022	2021
	(in millions)
Total (losses) gains recognized on equity securities	$(3)	$28
Less: Net gains recognized on equity securities sold	—	—
Unrealized (losses) gains recognized on equity securities held at end of period	$(3)	$28
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $4 million and nil for the three months ended September 30, 2022 and 2021, respectively.
NOTE 6. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at September 30, 2022	Maturity at September 30, 2022	As of September 30, 2022	As of June 30, 2022
			(in millions)
News Corporation
2022 Term loan A	5.028%	Mar 31, 2027	$500	$500
2022 Senior notes	5.125%	Feb 15, 2032	492	492
2021 Senior notes	3.875%	May 15, 2029	988	987
Foxtel Group(a)
2019 Credit facility(b)	5.36%	May 31, 2024	307	68
2019 Term loan facility	6.25%	Nov 22, 2024	160	171
2017 Working capital facility(b)	5.36%	May 31, 2024	—	—
Telstra facility	9.95%	Dec 22, 2027	91	90
2012 US private placement — USD portion — tranche 2(c)	—%	Jul 25, 2022	—	198
2012 US private placement — USD portion — tranche 3(c)	4.42%	Jul 25, 2024	143	147
2012 US private placement — AUD portion	—%	Jul 25, 2022	—	68
REA Group(a)
2022 Credit facility — tranche 1(d)	3.85%	Sep 16, 2024	256	273
2022 Credit facility — tranche 2(d)	4.00%	Sep 16, 2025	8	8
Finance lease liability			55	67
Total borrowings			3,000	3,069
Less: current portion(e)			(23)	(293)
Long-term borrowings			$2,977	$2,776
(a)These borrowings were incurred by certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”), consolidated but non wholly-owned subsidiaries of News Corp, and are only

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
guaranteed by the Foxtel Group and REA Group and their respective subsidiaries, as applicable, and are non-recourse to News Corp.
(b)As of September 30, 2022, the Foxtel Debt Group had total undrawn commitments of A$159 million available under these facilities.
(c)The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 8—Financial Instruments and Fair Value Measurements.
(d)As of September 30, 2022, REA Group had total undrawn commitments of A$187 million available under this facility.
(e)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.” $23 million and $27 million relates to the current portion of finance lease liabilities as of September 30, 2022 and June 30, 2022, respectively.
Foxtel Group Borrowings
During the three months ended September 30, 2022, the Foxtel Group repaid its U.S. private placement senior unsecured notes that matured in July 2022 using capacity under the 2019 Credit Facility.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed in the Company’s 2022 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at September 30, 2022.
NOTE 7. EQUITY
The following tables summarize changes in equity for the three months ended September 30, 2022 and 2021:

	For the three months ended September 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2022	388	$4	197	$2	$11,779	$(2,293)	$(1,270)	$8,222	$921	$9,143
Net income	—	—	—	—	—	40	—	40	26	66
Other comprehensive loss	—	—	—	—	—	—	(195)	(195)	(56)	(251)
Dividends	—	—	—	—	(58)	—	—	(58)	(31)	(89)
Share repurchases	(5)	—	(3)	—	(127)	—	—	(127)	—	(127)
Other	1	—	—	—	(10)	—	—	(10)	(4)	(14)
Balance, September 30, 2022	384	$4	194	$2	$11,584	$(2,253)	$(1,465)	$7,872	$856	$8,728

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2021	391	$4	200	$2	$12,057	$(2,911)	$(941)	$8,211	$935	$9,146
Net income	—	—	—	—	—	196	—	196	71	267
Other comprehensive loss	—	—	—	—	—	—	(120)	(120)	(38)	(158)
Dividends	—	—	—	—	(59)	—	—	(59)	(27)	(86)
Other	2	—	—	—	(18)	—	—	(18)	(3)	(21)
Balance, September 30, 2021	393	$4	200	$2	$11,980	$(2,715)	$(1,061)	$8,210	$938	$9,148
Stock Repurchases
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Company’s Board of Directors (the “Board of Directors”) in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of September 30, 2022, the remaining authorized amount under the Repurchase Program was approximately $690 million.
Stock repurchases commenced on November 9, 2021. During the three months ended September 30, 2022, the Company repurchased and subsequently retired 5.0 million shares of Class A Common Stock for approximately $84 million and 2.5 million shares of Class B Common Stock for approximately $43 million. The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the three months ended September 30, 2021.
Dividends
In August 2022, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on October 12, 2022 to stockholders of record as of September 14, 2022. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2022				As of June 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives - cash flow hedges	$—	$46	$—	$46	$—	$24	$—	$24
Foreign currency derivatives - cash flow hedges	—	2	—	2	—	1	—	1
Cross-currency interest rate derivatives - fair value hedges	—	8	—	8	—	19	—	19
Cross-currency interest rate derivatives	—	34	—	34	—	79	—	79
Equity securities(a)	104	—	104	208	109	—	103	212
Total assets	$104	$90	$104	$298	$109	$123	$103	$335

Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—
(a)See Note 5—Investments.
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
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the three months ended September 30,
	2022	2021
	(in millions)
Balance - beginning of period	$103	$116
Additions	1	1
Returns of capital	—	(24)
Measurement adjustments	1	24
Foreign exchange and other(a)	(1)	(27)
Balance - end of period	$104	$90
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Location	As of September 30, 2022	As of June 30, 2022
		(in millions)
Foreign currency derivatives - cash flow hedges	Other current assets	$2	$1
Cross currency interest rate derivatives - fair value hedges	Other current assets	—	11
Interest rate derivatives - cash flow hedges	Other current assets	11	4
Cross currency interest rate derivatives	Other current assets	—	46
Interest rate derivatives - cash flow hedges	Other non-current assets	35	20
Cross-currency interest rate derivatives - fair value hedges	Other non-current assets	8	8
Cross-currency interest rate derivatives	Other non-current assets	34	33
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives and interest rate derivatives to mitigate currency exchange rate risk and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment and certain programming rights.
The total notional value of foreign currency contract derivatives designated for hedging was $31 million as of September 30, 2022. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is less than one year. As of September 30, 2022, the Company estimates that approximately $1 million of net derivative gains related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated for hedging was approximately A$250 million and $500 million as of September 30, 2022 for Foxtel Debt Group and News Corporation borrowings, respectively. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to March 2027. As of September 30, 2022, the Company estimates that approximately $16 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
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
The total notional value of cross-currency interest rate swaps for which the Company discontinued hedge accounting was approximately $120 million as of September 30, 2022. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2024. As of September 30, 2022, the Company estimates that approximately $1 million of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The following table presents the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three months ended September 30, 2022 and 2021 for both derivatives designated as cash

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the three months ended September 30,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the three months ended September 30,		Income statement location
	2022	2021	2022	2021
	(in millions)
Foreign currency derivatives - cash flow hedges	$1	$1	$(1)	$—	Operating expenses
Cross-currency interest rate derivatives	—	—	—	(1)	Interest expense, net
Interest rate derivatives - cash flow hedges	22	2	—	(1)	Interest expense, net
Total	$23	$3	$(1)	$(2)
The amounts recognized in Other, net in the Statements of Operations resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 were gains of approximately $3 million and $9 million for the three months ended September 30, 2022 and 2021, respectively.
Fair value hedges
Borrowings in Australia issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. For the three months ended September 30, 2022, such adjustments decreased the carrying value of borrowings by nil.
The total notional value of the fair value hedges was approximately $30 million as of September 30, 2022. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.
During the three months ended September 30, 2022 and 2021, the amount recognized in the Statements of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of September 30, 2022 and June 30, 2022:

	As of September 30, 2022	As of June 30, 2022
	(in millions)
Borrowings:
Carrying amount of hedged item	$27	$68
Cumulative hedging adjustments included in the carrying amount	—	2
Other Fair Value Measurements
As of September 30, 2022, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes, 2021 Senior Notes and U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended September 30,
	2022	2021
	(in millions, except per share amounts)
Net income	$66	$267
Less: Net income attributable to noncontrolling interests	(26)	(71)
Net income attributable to News Corporation stockholders	$40	$196
Weighted-average number of shares of common stock outstanding - basic	581.3	591.7
Dilutive effect of equity awards	1.9	2.7
Weighted-average number of shares of common stock outstanding - diluted	583.2	594.4
Net income attributable to News Corporation stockholders per share - basic and diluted	$0.07	$0.33
NOTE 10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. During September 2022, the Company amended and extended certain sports programming rights agreements. As a result, the Company has presented its commitments associated with its sports programming rights in the table below. The Company’s remaining commitments as of September 30, 2022 have not changed significantly from the disclosures included in the 2022 Form 10-K.

	As of September 30, 2022
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Sports programming rights	3,246	453	868	814	1,111
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
HarperCollins
Beginning in February 2021, a number of purported class action complaints have been filed in the N.Y. District Court against Amazon.com, Inc. (“Amazon”) and certain publishers, including the Company’s subsidiary, HarperCollins Publishers, L.L.C. (“HarperCollins” and together with the other publishers, the “Publishers”), alleging violations of antitrust and competition laws. The complaints seek treble damages, injunctive relief and attorneys’ fees and costs. In September 2022, the N.Y. District Court granted Amazon and the Publishers’ motions to dismiss the complaints but gave the plaintiffs leave to amend. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, HarperCollins believes it has been compliant with applicable laws and intends to defend itself vigorously.
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $6 million and $2 million for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $116 million. The amount to be indemnified by FOX of approximately $113 million was recorded as a receivable in Other current assets on the Balance Sheet as of September 30, 2022. It is not possible to

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended September 30, 2022, the Company recorded income tax expense of $35 million on pre-tax income of $101 million, resulting in an effective tax rate that is higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses with operating losses.
For the three months ended September 30, 2021, the Company recorded income tax expense of $71 million on pre-tax income of $338 million, resulting in an effective tax rate that was equal to the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses with operating losses, offset by the lower tax impact related to the acquisition of an 18% interest in PropertyGuru.
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
The Inflation Reduction Act (“IRA”) was signed into law on August 16, 2022. The IRA implements a 15% corporate minimum tax on corporations with over $1 billion of financial statement income, a 1% excise tax on stock repurchases and several tax incentives to promote clean energy. The Company is currently evaluating the expected impact of the IRA on its consolidated financial statements and related disclosures.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company paid gross income taxes of $40 million and $45 million during the three months ended September 30, 2022 and 2021, respectively, and received tax refunds of $1 million in both periods.
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
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider. Its Foxtel pay-TV service provides approximately 200 live channels and video on demand covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Group’s Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group also operates BINGE, its entertainment streaming service, Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content, and Flash, its news aggregation streaming service.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Segment information is summarized as follows:

	For the three months ended September 30,
	2022	2021
	(in millions)
Revenues:
Digital Real Estate Services	$421	$426
Subscription Video Services	502	510
Dow Jones	515	444
Book Publishing	487	546
News Media	553	576
Other	—	—
Total revenues	$2,478	$2,502
Segment EBITDA:
Digital Real Estate Services	$119	$138
Subscription Video Services	111	114
Dow Jones	113	95
Book Publishing	39	85
News Media	18	34
Other	(50)	(56)
Depreciation and amortization	(179)	(165)
Impairment and restructuring charges	(21)	(22)
Equity losses of affiliates	(4)	—
Interest expense, net	(27)	(22)
Other, net	(18)	137
Income before income tax expense	101	338
Income tax expense	(35)	(71)
Net income	$66	$267

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2022	As of June 30, 2022
	(in millions)
Total assets:
Digital Real Estate Services	$2,815	$2,989
Subscription Video Services	2,798	3,082
Dow Jones	4,279	4,368
Book Publishing	2,628	2,651
News Media	2,042	2,115
Other(a)	1,355	1,528
Investments	470	488
Total assets	$16,387	$17,221
(a)The Other segment primarily includes Cash and cash equivalents.

	As of September 30, 2022	As of June 30, 2022
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,764	$1,823
Subscription Video Services	1,296	1,394
Dow Jones	3,336	3,346
Book Publishing	927	973
News Media	281	304
Total Goodwill and intangible assets, net	$7,604	$7,840
NOTE 13. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of September 30, 2022	As of June 30, 2022
	(in millions)
Receivables	$1,537	$1,569
Less: allowances	(64)	(67)
Receivables, net	$1,473	$1,502

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of September 30, 2022	As of June 30, 2022
	(in millions)
Royalty advances to authors	$396	$403
Retirement benefit assets	130	133
Inventory(a)	241	268
News America Marketing deferred consideration	146	142
Other	444	438
Total Other non-current assets	$1,357	$1,384
(a)Primarily consists of the non-current portion of programming rights.
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of September 30, 2022	As of June 30, 2022
	(in millions)
Royalties and commissions payable	$246	$215
Current operating lease liabilities	131	139
Allowance for sales returns	158	173
Current tax payable	15	18
Other	399	430
Total Other current liabilities	$949	$975
Other, net
The following table sets forth the components of Other, net:

	For the three months ended September 30,
	2022	2021
	(in millions)
Remeasurement of equity securities	$(3)	$28
Dividends received from equity security investments	2	1
Gain on sale of businesses(a)	—	107
Other	(17)	1
Total Other, net	$(18)	$137
(a)     During the three months ended September 30, 2021, REA Group acquired an 18% interest in PropertyGuru in exchange for all shares of REA Group’s entities in Malaysia and Thailand. The Company recognized a gain of $107 million on the disposition of such entities.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for taxes and interest:

	For the three months ended September 30,
	2022	2021
	(in millions)
Cash paid for interest	$28	$14
Cash paid for taxes	$40	$45

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe,” “should” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s business, financial condition or results of operations, the Company’s strategy and strategic initiatives, including potential acquisitions, investments and dispositions, the exploration of a potential combination with Fox Corporation and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A. in News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2022 (the “2022 Form 10-K”), and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation and related notes set forth in the 2022 Form 10-K.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Businesses—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2023 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2022 and 2021. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2022 and 2021, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of September 30, 2022.
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
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider. Its Foxtel pay-TV service provides approximately 200 live channels and video on demand covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Group’s Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group also operates BINGE, its entertainment streaming service, Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content, and Flash, its news aggregation streaming service.
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
•Other—The Other segment consists primarily of general corporate overhead expenses, costs related to the U.K. Newspaper Matters (as defined in Note 10—Commitments and Contingencies to the Consolidated Financial Statements) and expenses associated with the Company’s cost reduction initiatives.

Other Business Developments
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
Acquisition of UpNest
In June 2022, the Company acquired UpNest, Inc. (“UpNest”) for closing cash consideration of $45 million, subject to customary purchase price adjustments, and up to $15 million in future cash consideration based upon the achievement of certain performance objectives over the next two years. UpNest is a real estate agent marketplace that matches home sellers and buyers with top local agents who compete for their business. The UpNest acquisition helps Realtor.com® further expand its services and support for home sellers and listing agents and brokers. UpNest is a subsidiary of Move, and its results are included within the Digital Real Estate Services segment.
Exploration of Potential Combination with FOX Corporation (“FOX”)
In October 2022, the Company announced that its Board of Directors (the “Board of Directors”), following the receipt of letters from K. Rupert Murdoch and the Murdoch Family Trust, has formed a special committee of independent and disinterested members of the Board of Directors (the “Special Committee”) to begin exploring a potential combination with FOX (the “Potential Transaction”). The letters indicated that Mr. Murdoch and the Murdoch Family Trust will not vote in favor of a transaction unless it is both recommended by the Special Committee and approved by a majority vote of the shares held by non-affiliated stockholders entitled to vote. The Special Committee, in consultation with its independent financial and legal advisors, will evaluate the Potential Transaction. The Special Committee has not made any determination with respect to the Potential Transaction, and there can be no certainty that the Company will engage in the Potential Transaction. Neither the Company nor the Special Committee intends to disclose further developments regarding the Special Committee’s work until it deems such disclosure is appropriate or required.
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
See Note 3—Acquisitions in the accompanying Consolidated Financial Statements for further discussion of the acquisitions discussed above.

RESULTS OF OPERATIONS
Results of Operations—For the three months ended September 30, 2022 versus the three months ended September 30, 2021
The following table sets forth the Company’s operating results for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

	For the three months ended September 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,111	$1,077	$34	3%
Advertising	406	405	1	—%
Consumer	467	524	(57)	(11)%
Real estate	323	320	3	1%
Other	171	176	(5)	(3)%
Total Revenues	2,478	2,502	(24)	(1)%
Operating expenses	(1,273)	(1,244)	(29)	(2)%
Selling, general and administrative	(855)	(848)	(7)	(1)%
Depreciation and amortization	(179)	(165)	(14)	(8)%
Impairment and restructuring charges	(21)	(22)	1	5%
Equity losses of affiliates	(4)	—	(4)	**
Interest expense, net	(27)	(22)	(5)	(23)%
Other, net	(18)	137	(155)	**
Income before income tax expense	101	338	(237)	(70)%
Income tax expense	(35)	(71)	36	51%
Net income	66	267	(201)	(75)%
Less: Net income attributable to noncontrolling interests	(26)	(71)	45	63%
Net income attributable to News Corporation stockholders	$40	$196	$(156)	(80)%
** not meaningful
Revenues— Revenues decreased $24 million, or 1%, for the three months ended September 30, 2022, as compared to the corresponding period of fiscal 2022.
The revenue decrease for the three months ended September 30, 2022 was driven by decreases at the Book Publishing segment primarily due to lower physical book sales from Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint and at the News Media segment due to the negative impact of foreign currency fluctuations. These decreases were partially offset by the increased revenue at the Dow Jones segment primarily due to the acquisitions of OPIS and CMA. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $153 million, or 6%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022.
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
Operating expenses— Operating expenses increased $29 million, or 2%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022.
The increase in operating expenses for the three months ended September 30, 2022 was primarily driven by higher expenses at the Dow Jones segment due to the impact from recent acquisitions and higher employee costs. The increase was partially offset by modestly lower operating expenses at the Subscription Video Services, News Media, and Book Publishing segments driven by the positive impact of foreign currency fluctuations. That positive impact was partially offset by higher sports programming rights costs at the Subscription Video Services segment, higher costs for TalkTV and other digital investments and newsprint, production and distribution at the News Media segment and higher manufacturing and freight costs at the Book Publishing segment. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $74 million, or 6%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022.
Selling, general and administrative— Selling, general and administrative increased $7 million, or 1%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022.
The increase in selling, general and administrative for the three months ended September 30, 2022 was primarily driven by increased expenses at the Dow Jones segment due to the impact of recent acquisitions and higher employee costs and at the Digital Real Estate Services segment due to higher employee and marketing costs, partially offset by the positive impact of foreign currency fluctuations at both segments. The increased expenses were partially offset by lower costs at the Book Publishing segment, driven by lower employee costs and the positive impact of foreign currency fluctuations, and at the News Media segment, also driven by the positive impact of foreign currency fluctuations, which more than offset higher employee costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $56 million, or 6%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022.
Depreciation and amortization— Depreciation and amortization expense increased $14 million, or 8%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022, primarily driven by higher amortization expense resulting from the Company’s recent acquisitions. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $9 million, or 6%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022.
Impairment and restructuring charges— During the three months ended September 30, 2022 and 2021, the Company recorded restructuring charges of $21 million and $22 million, respectively. See Note 4—Restructuring Programs in the accompanying Consolidated Financial Statements.
Equity losses of affiliates— Equity losses of affiliates increased by $4 million for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022. See Note 5—Investments in the accompanying Consolidated Financial Statements.
Interest expense, net— Interest expense, net increased by $5 million, or 23%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022, primarily driven by the issuance of $500 million of senior notes due 2032 in the third quarter of fiscal 2022 (the “2022 Senior Notes”) and the incurrence of $500 million in loans under a new unsecured term loan A credit facility (the “Term A Facility” and the loans under the Term A Facility are collectively referred to as “Term A Loans”) in March 2022. See Note 6—Borrowings in the accompanying Consolidated Financial Statements.
Other, net— Other, net decreased by $155 million for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022, primarily due to the absence of REA Group’s gain on disposition of its entities in Malaysia and Thailand. See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense— For the three months ended September 30, 2022, the Company recorded income tax expense of $35 million on pre-tax income of $101 million, resulting in an effective tax rate that is higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses with operating losses.
For the three months ended September 30, 2021, the Company recorded income tax expense of $71 million on pre-tax income of $338 million, resulting in an effective tax rate that was equal to the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses with operating losses, offset by the lower tax impact related to the acquisition of an 18% interest in PropertyGuru.
Management assesses available evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Based on management’s assessment of available evidence, it has been determined that it is more likely than not that deferred tax assets in certain foreign jurisdictions may not be realized and therefore, a valuation allowance has been established against those tax assets. See Note 11—Income Taxes in the accompanying Consolidated Financial Statements.
Net income— Net income for the three months ended September 30, 2022 was $66 million compared to net income of $267 million for the corresponding period of fiscal 2022.

Net income for the three months ended September 30, 2022 decreased by $201 million, or 75%, as compared to the corresponding period of fiscal 2022, primarily driven by lower Other, net and Total Segment EBITDA, partially offset by lower income tax expense.
Net income attributable to noncontrolling interests— Net income attributable to noncontrolling interests decreased by $45 million, or 63%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022, primarily driven by lower earnings at REA Group due to the absence of the $107 million gain from the disposition of its entities in Malaysia and Thailand in the prior year period.
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
The following table reconciles Net income to Total Segment EBITDA for the three months ended September 30, 2022 and 2021:

	For the three months ended September 30,
	2022	2021
(in millions)
Net income	$66	$267
Add:
Income tax expense	35	71
Other, net	18	(137)
Interest expense, net	27	22
Equity losses of affiliates	4	—
Impairment and restructuring charges	21	22
Depreciation and amortization	179	165
Total Segment EBITDA	$350	$410

The following table sets forth the Company’s Revenues and Segment EBITDA by reportable segment for the three months ended September 30, 2022 and 2021:

	For the three months ended September 30,
	2022		2021
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$421	$119	$426	$138
Subscription Video Services	502	111	510	114
Dow Jones	515	113	444	95
Book Publishing	487	39	546	85
News Media	553	18	576	34
Other	—	(50)	—	(56)
Total	$2,478	$350	$2,502	$410
Digital Real Estate Services (17% of the Company’s consolidated revenues in both the three months ended September 30, 2022 and 2021)

	For the three months ended September 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$3	$3	$—	—%
Advertising	35	33	2	6%
Real estate	323	320	3	1%
Other	60	70	(10)	(14)%
Total Revenues	421	426	(5)	(1)%
Operating expenses	(57)	(56)	(1)	(2)%
Selling, general and administrative	(245)	(232)	(13)	(6)%
Segment EBITDA	$119	$138	$(19)	(14)%
For the three months ended September 30, 2022, revenues at the Digital Real Estate Services segment decreased $5 million, or 1%, as compared to the corresponding period of fiscal 2022. Revenues at Move decreased $11 million, or 6%, to $169 million for the three months ended September 30, 2022 from $180 million in the corresponding period of fiscal 2022, primarily driven by the impact of the macroeconomic environment, including higher interest rates, on the housing market. The market downturn resulted in lower lead volumes, which decreased 32%, and lower transaction volumes. Revenues from the traditional lead generation product and the referral model, which includes the ReadyConnect Concierge℠ product, decreased due to these factors, partially offset by continued improvements in yield at Connections℠ Plus and higher home prices for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022. The decline was also partially offset by higher revenues from Market VIPSM, a hybrid product offering, due to improved sell-through. Revenues from the referral model generated approximately 30% of total Move revenues as compared to approximately 32% in the corresponding period of fiscal 2022. Revenues at REA Group increased $6 million, or 2%, to $252 million for the three months ended September 30, 2022 from $246 million in the corresponding period of fiscal 2022, primarily driven by higher Australian residential revenues due to price increases, the contribution from Premiere Plus, increased depth penetration and growth in national listings, partially offset by the $20 million negative impact of foreign currency fluctuations and a decrease in financial services revenue driven by lower settlements.
For the three months ended September 30, 2022, Segment EBITDA at the Digital Real Estate Services segment decreased $19 million, or 14%, as compared to the corresponding period of fiscal 2022, primarily due to the $9 million, or 7%, negative impact of foreign currency fluctuations and higher employee and marketing costs related to strategic investments at both Move and REA Group, partially offset by lower broker commissions at REA Group.

Subscription Video Services (20% of the Company’s consolidated revenues in both the three months ended September 30, 2022 and 2021)

	For the three months ended September 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$425	$440	$(15)	(3)%
Advertising	64	59	5	8%
Other	13	11	2	18%
Total Revenues	502	510	(8)	(2)%
Operating expenses	(306)	(309)	3	1%
Selling, general and administrative	(85)	(87)	2	2%
Segment EBITDA	$111	$114	$(3)	(3)%
For the three months ended September 30, 2022, revenues at the Subscription Video Services segment decreased $8 million, or 2%, as compared to the corresponding period of fiscal 2022 due to the negative impact of foreign currency fluctuations, as the $31 million increase in streaming revenues, primarily from Kayo and BINGE, the $14 million increase in commercial subscription revenues due to the absence of COVID-19 related restrictions imposed in fiscal 2022 and higher advertising revenues more than offset lower residential subscription revenues resulting from fewer residential broadcast subscribers. Foxtel Group streaming subscription revenues represented approximately 25% of total circulation and subscription revenues for the three months ended September 30, 2022 as compared to 19% in the corresponding period of fiscal 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $40 million, or 8%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022.
For the three months ended September 30, 2022, Segment EBITDA decreased $3 million, or 3%, as compared to the corresponding period of fiscal 2022, primarily driven by higher sports programming rights costs due to the timing of sporting events, primarily motorsports, and contractual increases, increased marketing expense at BINGE and the $9 million, or 8%, negative impact of foreign currency fluctuations.
The following tables provide information regarding certain key performance indicators for the Foxtel Group, the primary reporting unit within the Subscription Video Services segment, as of and for the three months ended September 30, 2022 and 2021 (see the Company’s 2022 Form 10-K for further detail regarding these performance indicators):

	As of September 30,
	2022	2021
	(in 000's)
Broadcast Subscribers
Residential(a)	1,439	1,605
Commercial(b)	219	162
Streaming Subscribers (Total (Paid))(c)
Kayo	1,270 (1,259 paid)	1,079 (1,058 paid)
BINGE	1,451 (1,342 paid)	885 (802 paid)
Foxtel Now	197 (191 paid)	239 (227 paid)

Total Subscribers (Total (Paid))(d)	4,605 (4,465 paid)	3,970 (3,854 paid)

	For the three months ended September 30,
	2022	2021
Broadcast ARPU(e)	A$83 (US$57)	A$82 (US$60)
Broadcast Subscriber Churn(f)	14.2%	14.0%
(a)    Subscribing households throughout Australia as of September 30, 2022 and 2021.

(b)    Commercial subscribers throughout Australia as of September 30, 2022 and 2021. Commercial subscribers are calculated as residential equivalent business units and are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year.
(c)    Total and Paid subscribers for the applicable streaming service as of September 30, 2022 and 2021. Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)    Total subscribers consists of Foxtel’s broadcast and streaming services listed above, and, as of September 30, 2022, Flash.
(e)    Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the three months ended September 30, 2022 and 2021.
(f)    Broadcast residential subscriber churn rate (excluding Optus) (Broadcast Subscriber Churn) for the three months ended September 30, 2022 and 2021. Broadcast subscriber churn represents the number of residential subscribers whose service is disconnected, expressed as a percentage of the average total number of residential subscribers, presented on an annual basis.
Dow Jones (21% and 18% of the Company’s consolidated revenues in the three months ended September 30, 2022 and 2021, respectively)

	For the three months ended September 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$414	$349	$65	19%
Advertising	94	90	4	4%
Other	7	5	2	40%
Total Revenues	515	444	71	16%
Operating expenses	(230)	(196)	(34)	(17)%
Selling, general and administrative	(172)	(153)	(19)	(12)%
Segment EBITDA	$113	$95	$18	19%
For the three months ended September 30, 2022, revenues at the Dow Jones segment increased $71 million, or 16%, as compared to the corresponding period of fiscal 2022, primarily driven by the $34 million and $18 million impacts from the acquisitions of OPIS and CMA in the third and fourth quarters of fiscal 2022, respectively, and the increases in digital circulation and advertising revenues. Digital revenues at the Dow Jones segment represented 79% of total revenues for the three months ended September 30, 2022, as compared to 75% in the corresponding period of fiscal 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $9 million, or 2%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022.
Circulation and subscription revenues

	For the three months ended September 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$235	$221	$14	6%
Professional information business	179	128	51	40%
Total circulation and subscription revenues	$414	$349	$65	19%
Circulation and subscription revenues increased $65 million, or 19%, during the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022. Professional information business revenues increased $51 million, or 40%, primarily driven by the acquisitions of OPIS and CMA. Circulation and other revenues increased $14 million, or 6%, primarily driven by growth in digital-only subscriptions at The Wall Street Journal. Digital revenues represented 68% of circulation revenue for the three months ended September 30, 2022, as compared to 66% in the corresponding period of fiscal 2022.

The following table summarizes average daily consumer subscriptions during the three months ended September 30, 2022 and 2021 for select publications and for all consumer subscription products.(a)

	For the three months ended September 30(b),
	2022	2021	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	3,157	2,803	354	13%
Total subscriptions	3,778	3,509	269	8%
Barron’s Group(d)
Digital-only subscriptions(c)	862	723	139	19%
Total subscriptions	1,040	935	105	11%
Total Consumer(e)
Digital-only subscriptions(c)	4,099	3,626	473	13%
Total subscriptions	4,922	4,572	350	8%
(a)Based on internal data for the periods from July 4, 2022 through October 2, 2022 and June 28, 2021 through September 26, 2021, respectively, with independent verification procedures performed by PricewaterhouseCoopers LLP UK.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
Advertising revenues
Advertising revenues increased $4 million, or 4%, during the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022, primarily driven by the $6 million increase in digital advertising revenues due to higher average yields, partially offset by the $2 million decrease in print advertising. Digital advertising represented 65% of advertising revenue for the three months ended September 30, 2022, as compared to 61% in the corresponding period of fiscal 2022.
Segment EBITDA
For the three months ended September 30, 2022, Segment EBITDA at the Dow Jones segment increased $18 million, or 19%, as compared to the corresponding period of fiscal 2022, including $12 million and $7 million contributions from the acquisitions of OPIS and CMA, respectively, primarily due to the increase in revenues discussed above, partially offset by increased employee costs.

Book Publishing (20% and 22% of the Company’s consolidated revenues in the three months ended September 30, 2022 and 2021, respectively)

	For the three months ended September 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$467	$524	$(57)	(11)%
Other	20	22	(2)	(9)%
Total Revenues	487	546	(59)	(11)%
Operating expenses	(366)	(367)	1	—%
Selling, general and administrative	(82)	(94)	12	13%
Segment EBITDA	$39	$85	$(46)	(54)%
For the three months ended September 30, 2022, revenues at the Book Publishing segment decreased $59 million, or 11%, as compared to the corresponding period of fiscal 2022, primarily driven by the decrease in physical book sales in the U.S. and the negative impact from foreign currency fluctuations. The decrease in physical book sales resulted from Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint, which resulted in lower order volume and higher returns, despite consumer sales data remaining consistent with prior quarters. Digital sales increased by 1% as compared to the corresponding period of fiscal 2022 due to growth in downloadable audiobooks, partially offset by lower sales of e-books. Digital sales represented approximately 23% of consumer revenues, as compared to 21% in the corresponding period of fiscal 2022, and backlist sales represented approximately 65% of total revenues during the three months ended September 30, 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $22 million, or 4%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022.
For the three months ended September 30, 2022, Segment EBITDA at the Book Publishing segment decreased $46 million, or 54%, as compared to the corresponding period of fiscal 2022, primarily due to the lower revenues discussed above and higher manufacturing and freight costs due to ongoing supply chain and inflationary pressures, partially offset by lower costs due to lower sales volumes and lower employee costs. The supply chain and inflationary pressures are expected to continue to impact the business in the near term, though at a more moderate rate.
News Media (22% and 23% of the Company’s consolidated revenues in the three months ended September 30, 2022 and 2021, respectively)

	For the three months ended September 30,
	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$269	$285	$(16)	(6)%
Advertising	213	223	(10)	(4)%
Other	71	68	3	4%
Total Revenues	553	576	(23)	(4)%
Operating expenses	(314)	(316)	2	1%
Selling, general and administrative	(221)	(226)	5	2%
Segment EBITDA	$18	$34	$(16)	(47)%
Revenues at the News Media segment decreased $23 million, or 4%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022. Circulation and subscription revenues decreased $16 million as compared to the corresponding period of fiscal 2022, driven by the $32 million negative impact of foreign currency fluctuations and print volume declines, partially offset by cover price increases, higher content licensing revenues, primarily at News Corp Australia, and digital subscriber growth across key mastheads. Advertising revenues decreased $10 million as compared to the corresponding period of fiscal 2022, driven by the $22 million negative impact of foreign currency fluctuations, the decline in print advertising at News UK and lower revenues at Wireless Group partly due to the absence of EURO 2020 which occurred in the prior year period, partially offset by digital advertising growth, primarily at News UK, and print advertising growth at News Corp Australia. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $62 million, or 11%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022.
Segment EBITDA at the News Media segment decreased by $16 million, or 47%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022, primarily due to the lower revenues discussed above, over $20 million of higher costs related to TalkTV and other digital investments, higher newsprint, production and distribution costs and increased employee costs, partially offset by cost saving initiatives. Newsprint, production and distribution costs are expected to be higher in fiscal 2023 than the prior year due to supply chain and inflationary pressures, partially offset by the Company’s continued transition to digital products.
News Corp Australia
Revenues were $255 million for the three months ended September 30, 2022, an increase of $2 million, or 1%, compared to revenues of $253 million in the corresponding period of fiscal 2022. Advertising revenues increased $3 million, primarily due to higher print advertising revenues, as the corresponding period of fiscal 2022 was impacted by COVID-19 related restrictions within certain states, and modest growth in digital advertising revenues. These increases were partially offset by the $8 million negative impact of foreign currency fluctuations. Circulation and subscription revenues decreased $6 million, primarily driven by the $9 million negative impact of foreign currency fluctuations and print volume declines, partially offset by higher content licensing revenues, cover price increases and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $20 million, or 8%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022.
News UK
Revenues were $221 million for the three months ended September 30, 2022, a decrease of $23 million, or 9%, as compared to revenues of $244 million in the corresponding period of fiscal 2022. Circulation and subscription revenues decreased $11 million, primarily driven by the $23 million negative impact of foreign currency fluctuations, partially offset by cover price increases. Advertising revenues decreased $7 million, primarily due to the $9 million negative impact of foreign currency fluctuations and lower print advertising revenues, partially offset by higher digital advertising revenues, mainly at The Sun. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $37 million, or 15%, for the three months ended September 30, 2022 as compared to the corresponding period of fiscal 2022.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of September 30, 2022, the Company’s cash and cash equivalents were $1.5 billion. The Company also has available borrowing capacity under its new revolving credit facility (the “Revolving Facility”) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of September 30, 2022, the Company’s consolidated assets included $752 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $110 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.
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
Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Board of Directors in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of September 30, 2022, the remaining authorized amount under the Repurchase Program was approximately $690 million.
Stock repurchases commenced on November 9, 2021. During the three months ended September 30, 2022, the Company repurchased and subsequently retired 5.0 million shares of Class A Common Stock for approximately $84 million and 2.5 million shares of Class B Common Stock for approximately $43 million. The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the three months ended September 30, 2021. See Note 7—Equity in the accompanying Consolidated Financial Statements.
Dividends
In August 2022, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on October 12, 2022 to stockholders of record as of September 14, 2022. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—For the three months ended September 30, 2022 versus the three months ended September 30, 2021
Net cash (used in) provided by operating activities for the three months ended September 30, 2022 and 2021 was as follows (in millions):

For the three months ended September 30,	2022	2021
Net cash (used in) provided by operating activities	$(31)	$68
Net cash (used in) provided by operating activities decreased by $99 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease was primarily due to lower Total Segment EBITDA, higher working capital and $14 million in higher interest payments, partially offset by lower restructuring payments.
Net cash used in investing activities for the three months ended September 30, 2022 and 2021 was as follows (in millions):

For the three months ended September 30,	2022	2021
Net cash used in investing activities	$(130)	$(95)
Net cash used in investing activities increased by $35 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. During the three months ended September 30, 2022, the Company used $104 million of cash for capital expenditures, of which $40 million related to Foxtel. During the three months ended September 30, 2021, the Company used $101 million of cash for capital expenditures, of which $48 million related to Foxtel.

Net cash used in financing activities for the three months ended September 30, 2022 and 2021 was as follows (in millions):

For the three months ended September 30,	2022	2021
Net cash used in financing activities	$(149)	$(85)
Net cash used in financing activities increased by $64 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. During the three months ended September 30, 2022, the Company had $337 million of borrowing repayments, primarily related to Foxtel’s U.S. private placement senior unsecured notes that matured in July 2022, $127 million of stock repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program and dividend payments of $31 million to REA Group minority stockholders. The net cash used in financing activities was partially offset by new borrowings of $328 million related to Foxtel.
During the three months ended September 30, 2021, the Company repaid $383 million of borrowings primarily related to REA Group’s refinancing of its bridge facility and made dividend payments of $27 million to REA Group minority stockholders. The net cash used in financing activities was partially offset by new borrowings of $378 million primarily related to REA Group.
Reconciliation of Free Cash Flow and Free Cash Flow Available to News Corporation
Free cash flow and free cash flow available to News Corporation are non-GAAP financial measures. Free cash flow is defined as net cash provided by operating activities, less capital expenditures, and free cash flow available to News Corporation is defined as free cash flow, less REA Group free cash flow, plus cash dividends received from REA Group. Free cash flow and free cash flow available to News Corporation should be considered in addition to, not as a substitute for, cash flows from operations and other measures of financial performance reported in accordance with GAAP. Free cash flow and free cash flow available to News Corporation may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of free cash flow.
The Company believes free cash flow provides useful information to management and investors about the Company’s liquidity and cash flow trends. The Company believes free cash flow available to News Corporation, which adjusts free cash flow to exclude REA Group’s free cash flow and include dividends received from REA Group, provides management and investors with a measure of the amount of cash flow that is readily available to the Company, as REA Group is a separately listed public company in Australia and must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company believes free cash flow available to News Corporation provides a more conservative view of the Company’s free cash flow because this presentation includes only that amount of cash the Company actually receives from REA Group, which has generally been lower than the Company’s unadjusted free cash flow.
A limitation of both free cash flow and free cash flow available to News Corporation is that they do not represent the total increase or decrease in the cash balance for the period. Management compensates for the limitation of free cash flow and free cash flow available to News Corporation by also relying on the net change in cash and cash equivalents as presented in the Statements of Cash Flows prepared in accordance with GAAP which incorporate all cash movements during the period.
The following table presents a reconciliation of net cash (used in) provided by operating activities to free cash flow and free cash flow available to News Corporation:

	For the three months ended September 30,
	2022	2021
	(in millions)
Net cash (used in) provided by operating activities	$(31)	$68
Less: Capital expenditures	(104)	(101)
Free cash flow	(135)	(33)
Less: REA Group free cash flow	(37)	(35)
Plus: Cash dividends received from REA Group	50	43
Free cash flow available to News Corporation	$(122)	$(25)
Free cash flow in the three months ended September 30, 2022 was $(135) million compared to $(33) million in the prior year. The decrease was primarily due to lower cash provided by operating activities, as discussed above.

Free cash flow available to News Corporation in the three months ended September 30, 2022 was $(122) million compared to $(25) million in the prior year. The decline was primarily due to lower free cash flow as discussed above, partially offset by higher dividends received from REA Group.
Borrowings
As of September 30, 2022, the Company, certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $3.0 billion, including the current portion. Both the Foxtel Group and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.
News Corp Borrowings
As of September 30, 2022, the Company had (i) borrowings of $1,980 million, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans and (ii) $750 million of undrawn commitments available under the Revolving Facility.
Foxtel Group Borrowings
As of September 30, 2022, the Foxtel Debt Group had (i) borrowings of approximately $701 million, including the full drawdown of its 2019 Term Loan Facility, amounts outstanding under the 2019 Credit Facility and 2017 Working Capital Facility, its outstanding U.S. private placement senior unsecured notes and amounts outstanding under the Telstra Facility (described below) and (ii) total undrawn commitments of A$159 million available under the 2017 Working Capital Facility and 2019 Credit Facility.
During the three months ended September 30, 2022, the Foxtel Group repaid its U.S. private placement senior unsecured notes that matured in July 2022 using capacity under the 2019 Credit Facility.
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
REA Group Borrowings
As of September 30, 2022, REA Group had (i) borrowings of approximately $264 million, consisting of amounts outstanding under its 2022 Credit Facility and (ii) A$187 million of undrawn commitments available under its 2022 Credit Facility.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at September 30, 2022.
See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including additional information about interest rates, maturities and covenants related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. During September 2022, the Company amended and extended certain sports programming rights agreements. As a result, the Company has presented its commitments associated with its sports programming rights in the table below. The

Company’s remaining commitments as of September 30, 2022 have not changed significantly from the disclosures included in the 2022 Form 10-K.

	As of September 30, 2022
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Sports programming rights	3,246	453	868	814	1,111
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2022 Form 10-K.
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
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 10—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in the 2022 Form 10-K.
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
The following table details the Company’s monthly share repurchases during the three months ended September 30, 2022:

	Total Number of Shares Purchased - Class A(a)	Total Number of Shares Purchased - Class B(a)	Average Price Paid Per Share - Class A(b)	Average Price Paid Per Share - Class B(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	(in millions, except per share amounts)
July 4, 2022 - July 31, 2022	1.6	0.8	$16.14	$16.39	2.4	$779
August 1, 2022 - September 4, 2022	1.9	0.9	$17.68	$17.96	2.8	$728
September 5, 2022 - October 2, 2022	1.5	0.8	$16.23	$16.54	2.3	$690
Total	5.0	2.5	$16.75	$17.03	7.5
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021 (unaudited); (ii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended September 30, 2022 and 2021 (unaudited); (iii) Consolidated Balance Sheets as of September 30, 2022 (unaudited) and June 30, 2022 (audited); (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: November 9, 2022