Form 10-Q
period 2022-12-31
NEWS CORP
filed 2023-02-10
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 3, 2023, 382,362,812 shares of Class A Common Stock and 193,242,506 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended December 31,		For the six months ended December 31,
	Notes	2022	2021	2022	2021
Revenues:
Circulation and subscription		$1,085	$1,072	$2,196	$2,149
Advertising		464	519	870	924
Consumer		512	594	979	1,118
Real estate		301	352	624	672
Other		159	180	330	356
Total Revenues	2	2,521	2,717	4,999	5,219
Operating expenses		(1,294)	(1,279)	(2,567)	(2,523)
Selling, general and administrative		(818)	(852)	(1,673)	(1,700)
Depreciation and amortization		(174)	(168)	(353)	(333)
Impairment and restructuring charges	4	(19)	(23)	(40)	(45)
Equity losses of affiliates	5	(29)	(6)	(33)	(6)
Interest expense, net		(26)	(21)	(53)	(43)
Other, net	13	(6)	(7)	(24)	130
Income before income tax expense		155	361	256	699
Income tax expense	11	(61)	(99)	(96)	(170)
Net income		94	262	160	529
Less: Net income attributable to noncontrolling interests		(27)	(27)	(53)	(98)
Net income attributable to News Corporation stockholders		$67	$235	$107	$431
Net income attributable to News Corporation stockholders per share:	9
Basic		$0.12	$0.40	$0.18	$0.73
Diluted		$0.12	$0.40	$0.18	$0.72
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; millions)

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
Net income	$94	$262	$160	$529
Other comprehensive income (loss):
Foreign currency translation adjustments	279	(36)	(1)	(200)
Net change in the fair value of cash flow hedges(a)	(4)	1	13	2
Benefit plan adjustments, net(b)	(6)	7	6	12
Other comprehensive income (loss)	269	(28)	18	(186)
Comprehensive income	363	234	178	343
Less: Net income attributable to noncontrolling interests	(27)	(27)	(53)	(98)
Less: Other comprehensive (income) loss attributable to noncontrolling interests(c)	(59)	—	(3)	38
Comprehensive income attributable to News Corporation stockholders	$277	$207	$122	$283
(a)    Net of income tax (benefit) expense of ($2) million and $1 million for the three months ended December 31, 2022 and 2021, respectively, and income tax expense of $4 million and $1 million for the six months ended December 31, 2022 and 2021, respectively.
(b)    Net of income tax (benefit) expense of ($3) million and $2 million for the three months ended December 31, 2022 and 2021, respectively, and income tax expense of $1 million and $4 million for the six months ended December 31, 2022 and 2021, respectively.
(c)    Primarily consists of foreign currency translation adjustment.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of December 31, 2022	As of June 30, 2022
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,328	$1,822
Receivables, net	13	1,636	1,502
Inventory, net		328	311
Other current assets		471	458
Total current assets		3,763	4,093
Non-current assets:
Investments	5	524	488
Property, plant and equipment, net		2,045	2,103
Operating lease right-of-use assets		1,021	891
Intangible assets, net		2,585	2,671
Goodwill		5,167	5,169
Deferred income tax assets	11	386	422
Other non-current assets	13	1,400	1,384
Total assets		$16,891	$17,221
Liabilities and Equity:
Current liabilities:
Accounts payable		$308	$411
Accrued expenses		1,052	1,236
Deferred revenue	2	591	604
Current borrowings	6	27	293
Other current liabilities	13	961	975
Total current liabilities		2,939	3,519
Non-current liabilities:
Borrowings	6	2,998	2,776
Retirement benefit obligations		156	155
Deferred income tax liabilities	11	179	198
Operating lease liabilities		1,092	947
Other non-current liabilities		471	483
Commitments and contingencies	10
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,550	11,779
Accumulated deficit		(2,186)	(2,293)
Accumulated other comprehensive loss		(1,255)	(1,270)
Total News Corporation stockholders’ equity		8,115	8,222
Noncontrolling interests		941	921
Total equity	7	9,056	9,143
Total liabilities and equity		$16,891	$17,221
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 382,348,920 and 387,561,850 shares issued and outstanding, net of 27,368,413 treasury shares at par at December 31, 2022 and June 30, 2022, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 193,242,506 and 196,808,833 shares issued and outstanding, net of 78,430,424 treasury shares at par at December 31, 2022 and June 30, 2022, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the six months ended December 31,
	Notes	2022	2021
Operating activities:
Net income		$160	$529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		353	333
Operating lease expense		57	64
Equity losses of affiliates	5	33	6
Cash distributions received from affiliates		5	7
Other, net	13	24	(130)
Deferred income taxes and taxes payable	11	17	79
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(351)	(222)
Inventories, net		(11)	6
Accounts payable and other liabilities		(126)	(242)
Net cash provided by operating activities		161	430
Investing activities:
Capital expenditures		(217)	(208)
Acquisitions, net of cash acquired		(15)	(21)
Investments in equity affiliates and other		(92)	(46)
Proceeds from property, plant and equipment and other asset dispositions		8	(2)
Other, net		(21)	28
Net cash used in investing activities		(337)	(249)
Financing activities:
Borrowings	6	407	495
Repayment of borrowings	6	(462)	(500)
Repurchase of shares	7	(178)	(43)
Dividends paid		(89)	(86)
Other, net		10	(64)
Net cash used in financing activities		(312)	(198)
Net change in cash and cash equivalents		(488)	(17)
Cash and cash equivalents, beginning of period		1,822	2,236
Exchange movement on opening cash balance		(6)	(35)
Cash and cash equivalents, end of period		$1,328	$2,184
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
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2023 and fiscal 2022 include 52 and 53 weeks, respectively. All references to the three and six months ended December 31, 2022 and 2021 relate to the three and six months ended January 1, 2023 and December 26, 2021, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of December 31.
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three and six months ended December 31, 2022 and 2021:

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31, 2022
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$3	$405	$417	$—	$260	$—	$1,085
Advertising	33	47	131	—	253	—	464
Consumer	—	—	—	512	—	—	512
Real estate	301	—	—	—	—	—	301
Other	49	10	15	19	66	—	159
Total Revenues	$386	$462	$563	$531	$579	$—	$2,521

	For the three months ended December 31, 2021
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$3	$433	$356	$—	$280	$—	$1,072
Advertising	33	55	141	—	290	—	519
Consumer	—	—	—	594	—	—	594
Real estate	352	—	—	—	—	—	352
Other	68	10	11	23	68	—	180
Total Revenues	$456	$498	$508	$617	$638	$—	$2,717

	For the six months ended December 31, 2022
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$6	$830	$831	$—	$529	$—	$2,196
Advertising	68	111	225	—	466	—	870
Consumer	—	—	—	979	—	—	979
Real estate	624	—	—	—	—	—	624
Other	109	23	22	39	137	—	330
Total Revenues	$807	$964	$1,078	$1,018	$1,132	$—	$4,999

	For the six months ended December 31, 2021
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$6	$873	$705	$—	$565	$—	$2,149
Advertising	66	114	231	—	513	—	924
Consumer	—	—	—	1,118	—	—	1,118
Real estate	672	—	—	—	—	—	672
Other	138	21	16	45	136	—	356
Total Revenues	$882	$1,008	$952	$1,163	$1,214	$—	$5,219

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and six months ended December 31, 2022 and 2021:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$592	$467	$604	$473
Deferral of revenue	893	859	1,790	1,674
Recognition of deferred revenue(a)	(917)	(864)	(1,813)	(1,678)
Other	23	—	10	(7)
Balance, end of period	$591	$462	$591	$462
(a)For the three and six months ended December 31, 2022, the Company recognized $320 million and $490 million, respectively, of revenue which was included in the opening deferred revenue balance. For the three and six months ended December 31, 2021, the Company recognized $182 million and $372 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of December 31, 2022 and 2021.
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
For the three and six months ended December 31, 2022, the Company recognized approximately $88 million and $186 million, respectively in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of December 31, 2022 was approximately $1,180 million, of which approximately $250 million is expected to be recognized over the remainder of fiscal 2023, approximately $361 million is expected to be recognized in fiscal 2024 and approximately $191 million is expected to be recognized in fiscal 2025, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.”
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. RESTRUCTURING PROGRAMS
Fiscal 2023
During the three and six months ended December 31, 2022, the Company recorded restructuring charges of $19 million and $40 million, respectively. The restructuring charges recorded in fiscal 2023 primarily related to employee termination benefits.
Fiscal 2022
During the three and six months ended December 31, 2021, the Company recorded restructuring charges of $23 million and $45 million, respectively, of which $12 million and $24 million, respectively, related to the News Media segment. The restructuring charges recorded in fiscal 2022 primarily related to employee termination benefits.
Changes in restructuring program liabilities were as follows:

	For the three months ended December 31,
	2022			2021
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$22	$40	$62	$28	$37	$65
Additions	16	3	19	19	4	23
Payments	(12)	(2)	(14)	(24)	(5)	(29)
Other	(1)	—	(1)	—	—	—
Balance, end of period	$25	$41	$66	$23	$36	$59

	For the six months ended December 31,
	2022			2021
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$25	$41	$66	$51	$35	$86
Additions	36	4	40	37	8	45
Payments	(34)	(4)	(38)	(65)	(7)	(72)
Other	(2)	—	(2)	—	—	—
Balance, end of period	$25	$41	$66	$23	$36	$59
As of December 31, 2022, restructuring liabilities of approximately $39 million were included in the Balance Sheet in Other current liabilities and $27 million were included in Other non-current liabilities.
NOTE 5. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of December 31, 2022	As of December 31, 2022	As of June 30, 2022
		(in millions)
Equity method investments(a)	various	$294	$276
Equity securities(b)	various	230	212
Total Investments		$524	$488
(a)Equity method investments are primarily comprised of REA Group’s ownership interest in PropertyGuru Pte. Ltd. (“PropertyGuru”).

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(b)Equity securities are primarily comprised of Tremor, certain investments in China, the Company’s investment in HT&E Limited, which operates a portfolio of Australian radio and outdoor media assets, and Dow Jones’ investment in an artificial intelligence-focused data analytics company.
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

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions)		(in millions)
Total (losses) gains recognized on equity securities	$(11)	$(9)	$(14)	$19
Less: Net gains recognized on equity securities sold	2	—	2	—
Unrealized (losses) gains recognized on equity securities held at end of period	$(13)	$(9)	$(16)	$19
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $29 million and $33 million for the three and six months ended December 31, 2022, respectively, and $6 million for both corresponding periods of fiscal 2022. The increase was primarily due to losses from an investment in a newly launched Australian sports wagering venture.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at December 31, 2022	Maturity at December 31, 2022	As of December 31, 2022	As of June 30, 2022
			(in millions)
News Corporation
2022 Term loan A(a)	6.180%	Mar 31, 2027	$500	$500
2022 Senior notes	5.125%	Feb 15, 2032	492	492
2021 Senior notes	3.875%	May 15, 2029	988	987
Foxtel Group(b)
2019 Credit facility(c)	5.56%	May 31, 2024	344	68
2019 Term loan facility	6.25%	Nov 22, 2024	170	171
2017 Working capital facility(c)	5.56%	May 31, 2024	—	—
Telstra facility	10.74%	Dec 22, 2027	109	90
2012 US private placement — USD portion — tranche 2(d)	—%	Jul 25, 2022	—	198
2012 US private placement — USD portion — tranche 3(d)	4.42%	Jul 25, 2024	151	147
2012 US private placement — AUD portion	—%	Jul 25, 2022	—	68
REA Group(b)
2022 Credit facility — tranche 1(e)	4.24%	Sep 16, 2024	216	273
2022 Credit facility — tranche 2(e)	4.39%	Sep 16, 2025	—	8
Finance lease liability			55	67
Total borrowings			3,025	3,069
Less: current portion(f)			(27)	(293)
Long-term borrowings			$2,998	$2,776
(a)The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. For the three months ended December 31, 2022 the Company was paying interest at an effective interest rate of 3.583%. See Note 8—Financial Instruments and Fair Value Measurements.
(b)These borrowings were incurred by certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”), consolidated but non wholly-owned subsidiaries of News Corp, and are only guaranteed by the Foxtel Group and REA Group and their respective subsidiaries, as applicable, and are non-recourse to News Corp.
(c)As of December 31, 2022, the Foxtel Debt Group had total undrawn commitments of A$134 million available under these facilities.
(d)The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 8—Financial Instruments and Fair Value Measurements.
(e)As of December 31, 2022, REA Group had total undrawn commitments of A$281 million available under this facility.
(f)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.” $27 million and $27 million relates to the current portion of finance lease liabilities as of December 31, 2022 and June 30, 2022, respectively.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Foxtel Group Borrowings
During the six months ended December 31, 2022, the Foxtel Group repaid its U.S. private placement senior unsecured notes that matured in July 2022 using capacity under the 2019 Credit Facility.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed in the Company’s 2022 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at December 31, 2022.
NOTE 7. EQUITY
The following tables summarize changes in equity for the three and six months ended December 31, 2022 and 2021:

	For the three months ended December 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, September 30, 2022	384	$4	194	$2	$11,584	$(2,253)	$(1,465)	$7,872	$856	$8,728
Net income	—	—	—	—	—	67	—	67	27	94
Other comprehensive income	—	—	—	—	—	—	210	210	59	269
Dividends	—	—	—	—	—	—	—	—	—	—
Share repurchases	(2)	—	(1)	—	(47)	—	—	(47)	—	(47)
Other	—	—	—	—	13	—	—	13	(1)	12
Balance, December 31, 2022	382	$4	193	$2	$11,550	$(2,186)	$(1,255)	$8,115	$941	$9,056

	For the three months ended December 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, September 30, 2021	393	$4	200	$2	$11,980	$(2,715)	$(1,061)	$8,210	$938	$9,148
Net income	—	—	—	—	—	235	—	235	27	262
Other comprehensive loss	—	—	—	—	—	—	(28)	(28)	—	(28)
Dividends	—	—	—	—	—	—	—	—	—	—
Share repurchases	(1)	—	(1)	—	(44)	(2)	—	(46)	—	(46)
Other	—	—	—	—	12	—	—	12	(1)	11
Balance, December 31, 2021	392	$4	199	$2	$11,948	$(2,482)	$(1,089)	$8,383	$964	$9,347

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2022	388	$4	197	$2	$11,779	$(2,293)	$(1,270)	$8,222	$921	$9,143
Net income	—	—	—	—	—	107	—	107	53	160
Other comprehensive income	—	—	—	—	—	—	15	15	3	18
Dividends	—	—	—	—	(58)	—	—	(58)	(31)	(89)
Share repurchases	(7)	—	(4)	—	(174)	—	—	(174)	—	(174)
Other	1	—	—	—	3	—	—	3	(5)	(2)
Balance, December 31, 2022	382	$4	193	$2	$11,550	$(2,186)	$(1,255)	$8,115	$941	$9,056

	For the six months ended December 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2021	391	$4	200	$2	$12,057	$(2,911)	$(941)	$8,211	$935	$9,146
Net income	—	—	—	—	—	431	—	431	98	529
Other comprehensive loss	—	—	—	—	—	—	(148)	(148)	(38)	(186)
Dividends	—	—	—	—	(59)	—	—	(59)	(27)	(86)
Share repurchases	(1)	—	(1)	—	(44)	(2)	—	(46)	—	(46)
Other	2	—	—	—	(6)	—	—	(6)	(4)	(10)
Balance, December 31, 2021	392	$4	199	$2	$11,948	$(2,482)	$(1,089)	$8,383	$964	$9,347
Stock Repurchases
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Company’s Board of Directors (the “Board of Directors”) in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of December 31, 2022, the remaining authorized amount under the Repurchase Program was approximately $643 million.
Stock repurchases commenced on November 9, 2021. During the three and six months ended December 31, 2022, the Company repurchased and subsequently retired 1.9 million and 6.9 million shares, respectively, of Class A Common Stock for approximately $31 million and $115 million, respectively, and 1.0 million and 3.5 million shares, respectively, of Class B Common Stock for approximately $16 million and $59 million, respectively. During the three and six months ended December 31, 2021, the Company repurchased and subsequently retired 1.4 million shares of Class A Common Stock for approximately $31 million and 0.7 million shares of Class B Common Stock for approximately $15 million.
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
Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period.
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2022				As of June 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives - cash flow hedges	$—	$43	$—	$43	$—	$24	$—	$24
Foreign currency derivatives - cash flow hedges	—	1	—	1	—	1	—	1
Cross-currency interest rate derivatives - fair value hedges	—	8	—	8	—	19	—	19
Cross-currency interest rate derivatives	—	34	—	34	—	79	—	79
Equity securities(a)	98	—	132	230	109	—	103	212
Total assets	$98	$86	$132	$316	$109	$123	$103	$335

Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the six months ended December 31,
	2022	2021
	(in millions)
Balance - beginning of period	$103	$116
Additions(a)	30	15
Sales	(2)	—
Returns of capital	(1)	(33)
Measurement adjustments	1	28
Foreign exchange and other(b)	1	(23)
Balance - end of period	$132	$103
(a)    Primarily relates to Dow Jones’ investment in an artificial intelligence-focused data analytics company during the three months ended December 31, 2022.
(b)     During the six months ended December 31, 2021, the Company reclassified its investment in an equity security from Level 3 to Level 1 within the fair value hierarchy as the investment became publicly traded in the first quarter of fiscal 2022.
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
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Location	As of December 31, 2022	As of June 30, 2022
		(in millions)
Foreign currency derivatives - cash flow hedges	Other current assets	$1	$1
Cross currency interest rate derivatives - fair value hedges	Other current assets	—	11
Interest rate derivatives - cash flow hedges	Other current assets	14	4
Cross currency interest rate derivatives	Other current assets	—	46
Interest rate derivatives - cash flow hedges	Other non-current assets	29	20
Cross-currency interest rate derivatives - fair value hedges	Other non-current assets	8	8
Cross-currency interest rate derivatives	Other non-current assets	34	33
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives and interest rate derivatives to mitigate currency exchange rate risk and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment and certain programming rights.
The total notional value of foreign currency contract derivatives designated for hedging was $41 million as of December 31, 2022. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is less than

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
one year. As of December 31, 2022, the Company estimates that approximately nil of net derivative losses related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated for hedging was approximately A$250 million and $500 million as of December 31, 2022 for Foxtel Debt Group and News Corporation borrowings, respectively. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to March 2027. As of December 31, 2022, the Company estimates that approximately $19 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
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
The total notional value of cross-currency interest rate swaps for which the Company discontinued hedge accounting was approximately $120 million as of December 31, 2022. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2024. As of December 31, 2022, the Company estimates that approximately $1 million of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three and six months ended December 31, 2022 and 2021 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the three months ended December 31,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the three months ended December 31,		Income statement location
	2022	2021	2022	2021
	(in millions)
Foreign currency derivatives - cash flow hedges	$(2)	$—	$1	$—	Operating expenses
Cross-currency interest rate derivatives	—	—	(1)	(1)	Interest expense, net
Interest rate derivatives - cash flow hedges	(1)	4	(3)	(1)	Interest expense, net
Total	$(3)	$4	$(3)	$(2)

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the six months ended December 31,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the six months ended December 31,		Income statement location
	2022	2021	2022	2021
	(in millions)
Foreign currency derivatives - cash flow hedges	$(1)	$1	$—	$—	Operating expenses
Cross-currency interest rate derivatives	—	—	(1)	(2)	Interest expense, net
Interest rate derivatives - cash flow hedges	21	6	(3)	(2)	Interest expense, net
Total	$20	$7	$(4)	$(4)

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The amounts recognized in Other, net in the Statements of Operations resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 was a loss of approximately $1 million and a gain of approximately $2 million for the three and six months ended December 31, 2022, respectively, and gains of approximately $8 million and $17 million for the three and six months ended December 31, 2021, respectively.
Fair value hedges
Borrowings in Australia issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. For the six months ended December 31, 2022, such adjustments decreased the carrying value of borrowings by nil.
The total notional value of the fair value hedges was approximately $30 million as of December 31, 2022. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.
During the three and six months ended December 31, 2022 and 2021, the amount recognized in the Statements of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of December 31, 2022 and June 30, 2022:

	As of December 31, 2022	As of June 30, 2022
	(in millions)
Borrowings:
Carrying amount of hedged item	$28	$68
Cumulative hedging adjustments included in the carrying amount	—	2
Other Fair Value Measurements
As of December 31, 2022, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes, 2021 Senior Notes and U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net income	$94	$262	$160	$529
Less: Net income attributable to noncontrolling interests	(27)	(27)	(53)	(98)
Net income attributable to News Corporation stockholders	$67	$235	$107	$431
Weighted-average number of shares of common stock outstanding - basic	576.0	592.1	578.7	591.9
Dilutive effect of equity awards	1.8	2.6	1.8	2.7
Weighted-average number of shares of common stock outstanding - diluted	577.8	594.7	580.5	594.6
Net income attributable to News Corporation stockholders per share - basic	$0.12	$0.40	$0.18	$0.73
Net income attributable to News Corporation stockholders per share - diluted	$0.12	$0.40	$0.18	$0.72
NOTE 10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations.
In December 2022, the Company extended the lease at 1211 Avenue of the Americas in New York, New York through fiscal 2042. The location houses the Company’s corporate headquarters as well as the executive and editorial offices for Dow Jones and the New York Post. In connection with this extension, the Company will pay average rent of approximately $33 million per year through the remaining term.
During September and December 2022, the Company amended and extended certain sports programming rights agreements. As a result, the Company has presented its commitments associated with its sports programming rights in the table below.

	As of December 31, 2022
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Sports programming rights	3,959	499	1,038	1,036	1,386
The Company’s remaining commitments as of December 31, 2022 have not changed significantly from the disclosures included in the 2022 Form 10-K.
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
HarperCollins
Beginning in February 2021, a number of purported class action complaints have been filed in the N.Y. District Court against Amazon.com, Inc. (“Amazon”) and certain publishers, including the Company’s subsidiary, HarperCollins Publishers, L.L.C. (“HarperCollins” and together with the other publishers, the “Publishers”), alleging violations of antitrust and competition laws. The complaints seek treble damages, injunctive relief and attorneys’ fees and costs. In September 2022, the N.Y. District Court granted Amazon and the Publishers’ motions to dismiss the complaints but gave the plaintiffs leave to amend. The plaintiffs filed amended complaints in both cases in November 2022, and in January 2023, Amazon and the Publishers filed motions to dismiss the amended complaints. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, HarperCollins believes it has been compliant with applicable laws and intends to defend itself vigorously.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
part of the separation of FOX Corporation (“FOX”) from 21st Century Fox, the Company, News Corp Holdings UK & Ireland, 21st Century Fox and FOX entered into a Partial Assignment and Assumption Agreement, pursuant to which, among other things, 21st Century Fox assigned, conveyed and transferred to FOX all of its indemnification obligations with respect to the U.K. Newspaper Matters.
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $3 million and $4 million for the three months ended December 31, 2022 and 2021, respectively, and $9 million and $6 million for the six months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $118 million. The amount to be indemnified by FOX of approximately $114 million was recorded as a receivable in Other current assets on the Balance Sheet as of December 31, 2022. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended December 31, 2022, the Company recorded income tax expense of $61 million on pre-tax income of $155 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the six months ended December 31, 2022, the Company recorded income tax expense of $96 million on pre-tax income of $256 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the three months ended December 31, 2021, the Company recorded income tax expense of $99 million on pre-tax income of $361 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by changes in valuation allowances.
For the six months ended December 31, 2021, the Company recorded income tax expense of $170 million on pre-tax income of $699 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by changes in valuation allowances, offset by the lower tax impact related to the acquisition of an 18% interest in PropertyGuru.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The Inflation Reduction Act (“IRA”) was signed into law on August 16, 2022. The IRA implements a 15% corporate minimum tax on corporations with over $1 billion of financial statement income, a 1% excise tax on stock repurchases and several tax incentives to promote clean energy. On December 27, 2022, the U.S. Treasury Department provided additional guidance on the corporate minimum tax and the excise tax on stock repurchases. The Company is not expected to be subject to the corporate minimum tax and it will be subject to the 1% excise tax on stock repurchases.
The OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting has agreed on a two-pillar approach to address tax challenges arising from the digitalization of the global economy by (1) allocating profits to market jurisdictions (“Pillar One”) and (2) ensuring multinational enterprises pay a minimum level of tax regardless of where the headquarters are located or the jurisdictions in which the company operates (“Pillar Two”). Pillar One targets multinational groups with global revenue exceeding 20 billion Euros and a profit-to-revenue ratio of more than 10%. Companies subject to Pillar One will be required to allocate profits and pay taxes to market jurisdictions. Based on the current proposed revenue and profit thresholds, the Company does not expect to be subject to tax changes associated with Pillar One. Pillar Two establishes a global minimum effective tax rate of 15% for multinational groups with annual global revenue exceeding 750 million Euros. On December 15, 2022, EU Member States unanimously adopted a directive implementing the global minimum tax rules of Pillar Two requiring members to enact the directive into their national laws by the end of 2023. We are currently evaluating the potential impact of the Pillar Two global minimum tax proposals on our consolidated financial statements and related disclosures.
The Company paid gross income taxes of $81 million and $92 million during the six months ended December 31, 2022 and 2021, respectively, and received tax refunds of $1 million and $1 million, respectively.
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
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in the Foxtel Group

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider. Its Foxtel pay-TV service provides approximately 200 live channels and video on demand covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Group’s Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group’s other streaming services include BINGE, its entertainment streaming service, and Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions)
Revenues:
Digital Real Estate Services	$386	$456	$807	$882
Subscription Video Services	462	498	964	1,008
Dow Jones	563	508	1,078	952
Book Publishing	531	617	1,018	1,163
News Media	579	638	1,132	1,214
Other	—	—	—	—
Total revenues	$2,521	$2,717	$4,999	$5,219
Segment EBITDA:
Digital Real Estate Services	$128	$178	$247	$316
Subscription Video Services	90	86	201	200
Dow Jones	139	144	252	239
Book Publishing	51	107	90	192
News Media	59	111	77	145
Other	(58)	(40)	(108)	(96)
Depreciation and amortization	(174)	(168)	(353)	(333)
Impairment and restructuring charges	(19)	(23)	(40)	(45)
Equity losses of affiliates	(29)	(6)	(33)	(6)
Interest expense, net	(26)	(21)	(53)	(43)
Other, net	(6)	(7)	(24)	130
Income before income tax expense	155	361	256	699
Income tax expense	(61)	(99)	(96)	(170)
Net income	$94	$262	$160	$529

	As of December 31, 2022	As of June 30, 2022
	(in millions)
Total assets:
Digital Real Estate Services	$2,888	$2,989
Subscription Video Services	2,883	3,082
Dow Jones	4,304	4,368
Book Publishing	2,765	2,651
News Media	2,132	2,115
Other(a)	1,395	1,528
Investments	524	488
Total assets	$16,891	$17,221
(a)The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2022	As of June 30, 2022
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,806	$1,823
Subscription Video Services	1,366	1,394
Dow Jones	3,323	3,346
Book Publishing	955	973
News Media	302	304
Total Goodwill and intangible assets, net	$7,752	$7,840
NOTE 13. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of December 31, 2022	As of June 30, 2022
	(in millions)
Receivables	$1,693	$1,569
Less: allowances	(57)	(67)
Receivables, net	$1,636	$1,502
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of December 31, 2022	As of June 30, 2022
	(in millions)
Royalty advances to authors	$393	$403
Retirement benefit assets	144	133
Inventory(a)	261	268
News America Marketing deferred consideration	149	142
Other	453	438
Total Other non-current assets	$1,400	$1,384
(a)Primarily consists of the non-current portion of programming rights.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of December 31, 2022	As of June 30, 2022
	(in millions)
Royalties and commissions payable	$233	$215
Current operating lease liabilities	111	139
Allowance for sales returns	165	173
Current tax payable	16	18
Other	436	430
Total Other current liabilities	$961	$975
Other, net
The following table sets forth the components of Other, net:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
	(in millions)
Remeasurement of equity securities	$(11)	$(9)	$(14)	$19
Dividends received from equity security investments	2	9	4	10
(Loss) gain on sale of businesses(a)	—	(9)	—	98
Gain on remeasurement of previously-held interest	—	3	—	3
Other	3	(1)	(14)	—
Total Other, net	$(6)	$(7)	$(24)	$130
(a)     During the six months ended December 31, 2021, REA Group acquired an 18% interest in PropertyGuru in exchange for all shares of REA Group’s entities in Malaysia and Thailand. The Company recognized a gain of $107 million on the disposition of such entities.
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for taxes and interest:

	For the six months ended December 31,
	2022	2021
	(in millions)
Cash paid for interest	$54	$49
Cash paid for taxes	$81	$92
NOTE 14. SUBSEQUENT EVENTS
Potential Disposition of Move
In January 2023, the Company announced that it was engaged in discussions with CoStar Group, Inc. regarding a potential sale of its subsidiary, Move, Inc. However, there is no assurance regarding the timing or completion of any transaction.
Dividend declaration
In February 2023, the Company’s Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend is payable on April 12, 2023 to stockholders of record as of March 15, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe,” “should” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s business, financial condition or results of operations, the Company’s strategy and strategic initiatives, including potential acquisitions, investments and dispositions, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A. in News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2022 (the “2022 Form 10-K”), and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation and related notes set forth in the 2022 Form 10-K.
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
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2022 and 2021. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2022 and 2021, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of December 31, 2022.
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
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees, primarily via cable, satellite and internet distribution, and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider. Its Foxtel pay-TV service provides approximately 200 live channels and video on demand covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Group’s Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group’s other streaming services include BINGE, its entertainment streaming service, and Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content.
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
Exploration of Potential Combination with FOX Corporation (“FOX”)
In October 2022, the Company announced that its Board of Directors (the “Board of Directors”), following the receipt of letters from K. Rupert Murdoch and the Murdoch Family Trust, had formed a special committee of independent and disinterested members of the Board of Directors (the “Special Committee”) to begin exploring a potential combination with FOX (the “Potential Transaction”). In January 2023, the Board of Directors received a letter from Mr. Murdoch withdrawing the proposal to explore the Potential Transaction. As a result of the letter, the Special Committee has been dissolved.
Potential Disposition of Move
In January 2023, the Company announced that it was engaged in discussions with CoStar Group, Inc. regarding a potential sale of its subsidiary, Move, Inc. However, there is no assurance regarding the timing or completion of any transaction.
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
Announced Headcount Reduction
In response to the macroeconomic challenges facing many of the Company’s businesses, the Company expects to continue to implement cost savings initiatives, including an expected 5% headcount reduction or around 1,250 positions, this calendar year. While it is still evaluating the cost savings opportunity from this action, the Company expects this to generate an annualized cost savings of at least $130 million. The Company expects the charges related to this action to pay back in a year.
See Note 3—Acquisitions in the accompanying Consolidated Financial Statements for further discussion of the acquisitions discussed above.

RESULTS OF OPERATIONS
Results of Operations—For the three and six months ended December 31, 2022 versus the three and six months ended December 31, 2021
The following table sets forth the Company’s operating results for the three and six months ended December 31, 2022 as compared to the three and six months ended December 31, 2021.

	For the three months ended December 31,				For the six months ended December 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$1,085	$1,072	$13	1%	$2,196	$2,149	$47	2%
Advertising	464	519	(55)	(11)%	870	924	(54)	(6)%
Consumer	512	594	(82)	(14)%	979	1,118	(139)	(12)%
Real estate	301	352	(51)	(14)%	624	672	(48)	(7)%
Other	159	180	(21)	(12)%	330	356	(26)	(7)%
Total Revenues	2,521	2,717	(196)	(7)%	4,999	5,219	(220)	(4)%
Operating expenses	(1,294)	(1,279)	(15)	(1)%	(2,567)	(2,523)	(44)	(2)%
Selling, general and administrative	(818)	(852)	34	4%	(1,673)	(1,700)	27	2%
Depreciation and amortization	(174)	(168)	(6)	(4)%	(353)	(333)	(20)	(6)%
Impairment and restructuring charges	(19)	(23)	4	17%	(40)	(45)	5	11%
Equity losses of affiliates	(29)	(6)	(23)	**	(33)	(6)	(27)	**
Interest expense, net	(26)	(21)	(5)	(24)%	(53)	(43)	(10)	(23)%
Other, net	(6)	(7)	1	14%	(24)	130	(154)	**
Income before income tax expense	155	361	(206)	(57)%	256	699	(443)	(63)%
Income tax expense	(61)	(99)	38	38%	(96)	(170)	74	44%
Net income	94	262	(168)	(64)%	160	529	(369)	(70)%
Less: Net income attributable to noncontrolling interests	(27)	(27)	—	—%	(53)	(98)	45	46%
Net income attributable to News Corporation stockholders	$67	$235	$(168)	(71)%	$107	$431	$(324)	(75)%
** not meaningful
Revenues— Revenues decreased $196 million, or 7%, and $220 million, or 4%, for the three and six months ended December 31, 2022, respectively, as compared to the corresponding periods of fiscal 2022.
The revenue decrease for the three months ended December 31, 2022 was primarily driven by decreases at the Book Publishing segment due to lower print and digital book sales in the U.S. market due to slowing consumer demand industry-wide, difficult frontlist comparisons and some logistical constraints at Amazon, at the Digital Real Estate Services segment due to lower real estate revenues at Move and REA Group, the negative impact of foreign currency fluctuations and lower financial services revenue at REA Group and at the News Media and Subscription Video Services segments primarily due to the negative impacts of foreign currency fluctuations. The decreases were partially offset by higher revenues at the Dow Jones segment primarily due to the acquisitions of OPIS and CMA. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $171 million, or 6%, for the three months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
The revenue decrease for the six months ended December 31, 2022 was driven by the decrease at the Book Publishing segment, primarily due to lower print and digital book sales in the U.S. market due to slowing consumer demand industry-wide, difficult frontlist comparisons and the impact of Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint, the negative impacts of foreign currency fluctuations at the News Media and Subscription Video Services segments and the decrease at the Digital Real Estate Services segment driven by the negative impact of foreign currency fluctuations, lower real estate revenues at Move and lower financial services revenue at REA Group. These decreases were partially offset by higher revenues at the Dow Jones segment primarily due to the acquisitions of OPIS and CMA. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $324 million, or 6%, for the six months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.

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
Operating expenses— Operating expenses increased $15 million, or 1%, and $44 million, or 2%, for the three and six months ended December 31, 2022, respectively, as compared to the corresponding periods of fiscal 2022.
The increase in operating expenses for the three months ended December 31, 2022 was primarily driven by higher expenses at the Dow Jones segment due to the impact from recent acquisitions and higher employee costs and at the News Media segment due to higher costs for TalkTV and other digital investments, primarily at News Corp Australia, and the $21 million impact of higher pricing on newsprint costs, partially offset by the positive impact of foreign currency fluctuations and cost savings initiatives. The increases were partially offset by lower operating expenses at the Subscription Video Services segment due to the positive impact of foreign currency fluctuations, partially offset by higher sports and entertainment programming rights costs, and at the Book Publishing segment primarily due to the positive impact of foreign currency fluctuations, as higher manufacturing, freight and distribution costs were largely offset by the impact of lower sales volumes. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $84 million, or 7%, for the three months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
The increase in operating expenses for the six months ended December 31, 2022 was primarily driven by higher expenses at the Dow Jones segment due to the impact from recent acquisitions and higher employee costs and at the News Media segment primarily due to higher costs for TalkTV and other digital investments, primarily at News Corp Australia, and the $41 million impact of higher pricing on newsprint costs, partially offset by the positive impact of foreign currency fluctuations and cost savings initiatives. The increases were partially offset by lower operating expenses at the Subscription Video Services and Book Publishing segments driven by the positive impacts of foreign currency fluctuations and the impact of lower sales volumes at the Book Publishing segment. Those positive impacts were partially offset by higher sports and entertainment programming rights costs at the Subscription Video Services segment and higher manufacturing, freight and distribution costs at the Book Publishing segment. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $158 million, or 6%, for the six months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
Selling, general and administrative— Selling, general and administrative decreased $34 million, or 4%, and $27 million, or 2%, for the three and six months ended December 31, 2022, respectively, as compared to the corresponding periods of fiscal 2022.
The decrease in selling, general and administrative for the three months ended December 31, 2022 was driven by lower expenses at the Digital Real Estate Services, Subscription Video Services, News Media and Book Publishing segments, primarily driven by the positive impacts of foreign currency fluctuations, partially offset by increased expenses at the Other segment due to higher equity-based compensation costs largely related to stock price performance and $6 million of one-time costs related to the professional fees incurred by the Special Committee and the Company in connection with evaluating the proposal from the Murdoch Family Trust and at the Dow Jones segment due to the impact of recent acquisitions and higher employee costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $57 million, or 7%, for the three months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
The decrease in selling, general and administrative for the six months ended December 31, 2022 was driven by lower expenses at the Book Publishing segment due to lower employee costs and the positive impact of foreign currency fluctuations, and at the Subscription Video Services, News Media and Digital Real Estate Services segments, primarily due to the positive impacts of foreign currency fluctuations, partially offset by higher expenses at the Dow Jones segment due to the impact of recent acquisitions and higher employee costs and at the Other segment due to higher equity-based compensation costs largely related to stock price performance and $6 million of one-time costs related to the professional fees incurred by the Special Committee and the Company in connection with evaluating the proposal from the Murdoch Family Trust. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $113 million, or 7%, for the six months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
Depreciation and amortization— Depreciation and amortization expense increased $6 million, or 4%, and $20 million, or 6%, for the three and six months ended December 31, 2022, respectively, as compared to the corresponding periods of fiscal 2022, primarily driven by higher amortization expense resulting from the Company’s recent acquisitions. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $12 million, or 7%, and $21 million, or 6%, for the three and six months ended December 31, 2022, respectively, as compared to the corresponding periods of fiscal 2022.
Impairment and restructuring charges— During the three and six months ended December 31, 2022, the Company recorded restructuring charges of $19 million and $40 million, respectively. During the three and six months ended December 31, 2021, the Company recorded restructuring charges of $23 million and $45 million, respectively. See Note 4—Restructuring Programs in the accompanying Consolidated Financial Statements.
Equity losses of affiliates— Equity losses of affiliates increased by $23 million and $27 million for the three and six months ended December 31, 2022, respectively, as compared to the corresponding periods of fiscal 2022, primarily due to losses from an investment in a newly launched Australian sports wagering venture. See Note 5—Investments in the accompanying Consolidated Financial Statements.
Interest expense, net— Interest expense, net increased by $5 million and $10 million for the three and six months ended December 31, 2022, respectively, as compared to the corresponding periods of fiscal 2022, primarily driven by the issuance of $500 million of senior notes due 2032 in the third quarter of fiscal 2022 (the “2022 Senior Notes”) and the incurrence of $500 million in loans under a new unsecured term loan A credit facility (the “Term A Facility” and the loans under the Term A Facility are collectively referred to as “Term A Loans”) in March 2022. See Note 6—Borrowings in the accompanying Consolidated Financial Statements.
Other, net— Other, net improved by $1 million, or 14%, and decreased by $154 million for the three and six months ended December 31, 2022, respectively, as compared to the corresponding periods of fiscal 2022. The decline in the six month period was primarily due to the absence of REA Group’s gain on disposition of its entities in Malaysia and Thailand recognized in the first quarter of fiscal 2022. See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense— For the three months ended December 31, 2022, the Company recorded income tax expense of $61 million on pre-tax income of $155 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the six months ended December 31, 2022, the Company recorded income tax expense of $96 million on pre-tax income of $256 million, resulting in an effective tax rate that is higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the three months ended December 31, 2021, the Company recorded income tax expense of $99 million on pre-tax income of $361 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by changes in valuation allowances.
For the six months ended December 31, 2021, the Company recorded income tax expense of $170 million on pre-tax income of $699 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by changes in valuation allowances, offset by the lower tax impact related to the acquisition of an 18% interest in PropertyGuru.
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
Net income—Net income for the three and six months ended December 31, 2022 was $94 million and $160 million, respectively, compared to net income of $262 million and $529 million for the corresponding periods of fiscal 2022.
Net income for the three months ended December 31, 2022 decreased by $168 million, or 64%, as compared to the corresponding period of fiscal 2022, primarily driven by lower Total Segment EBITDA and higher losses from equity affiliates, partially offset by lower income tax expense.

Net income for the six months ended December 31, 2022 decreased by $369 million, or 70%, as compared to the corresponding period of fiscal 2022, primarily driven by lower Total Segment EBITDA and Other, net and higher losses from equity affiliates, partially offset by lower income tax expense.
Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests was flat and decreased by $45 million, or 46%, for the three and six months ended December 31, 2022, respectively, as compared to the corresponding periods of fiscal 2022. The decrease in the six month period was primarily driven by lower earnings at REA Group due to the absence of the $107 million gain from the disposition of its entities in Malaysia and Thailand recognized in the first quarter of fiscal 2022.
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
The following table reconciles Net income to Total Segment EBITDA for the three and six months ended December 31, 2022 and 2021:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
(in millions)
Net income	$94	$262	$160	$529
Add:
Income tax expense	61	99	96	170
Other, net	6	7	24	(130)
Interest expense, net	26	21	53	43
Equity losses of affiliates	29	6	33	6
Impairment and restructuring charges	19	23	40	45
Depreciation and amortization	174	168	353	333
Total Segment EBITDA	$409	$586	$759	$996

The following tables set forth the Company’s Revenues and Segment EBITDA by reportable segment for the three and six months ended December 31, 2022 and 2021:

	For the three months ended December 31,
	2022		2021
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$386	$128	$456	$178
Subscription Video Services	462	90	498	86
Dow Jones	563	139	508	144
Book Publishing	531	51	617	107
News Media	579	59	638	111
Other	—	(58)	—	(40)
Total	$2,521	$409	$2,717	$586

	For the six months ended December 31,
	2022		2021
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$807	$247	$882	$316
Subscription Video Services	964	201	1,008	200
Dow Jones	1,078	252	952	239
Book Publishing	1,018	90	1,163	192
News Media	1,132	77	1,214	145
Other	—	(108)	—	(96)
Total	$4,999	$759	$5,219	$996
Digital Real Estate Services (16% and 17% of the Company’s consolidated revenues in the six months ended December 31, 2022 and 2021, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$3	$3	$—	—%	$6	$6	$—	—%
Advertising	33	33	—	—%	68	66	2	3%
Real estate	301	352	(51)	(14)%	624	672	(48)	(7)%
Other	49	68	(19)	(28)%	109	138	(29)	(21)%
Total Revenues	386	456	(70)	(15)%	807	882	(75)	(9)%
Operating expenses	(51)	(51)	—	—%	(108)	(107)	(1)	(1)%
Selling, general and administrative	(207)	(227)	20	9%	(452)	(459)	7	2%
Segment EBITDA	$128	$178	$(50)	(28)%	$247	$316	$(69)	(22)%
For the three months ended December 31, 2022, revenues at the Digital Real Estate Services segment decreased $70 million, or 15%, as compared to the corresponding period of fiscal 2022. At REA Group, revenues decreased $47 million, or 16%, to $240 million for the three months ended December 31, 2022 from $287 million in the corresponding period of fiscal 2022, primarily due to the $26 million negative impact of foreign currency fluctuations, lower financial services revenue driven by lower settlements and lower Australian residential revenues due to a decrease in national listings. The decreases were partially offset by price increases, increased depth penetration for Australian residential and commercial products, increased penetration of Premiere Plus and higher revenues at REA India. Revenues at Move decreased $23 million, or 14%, to $146 million for the three months ended December 31, 2022 from $169 million in the corresponding period of fiscal 2022, primarily driven by the impact of the macroeconomic environment on the housing market, including higher interest rates. The market downturn resulted in lower lead volumes, which decreased 37%, and lower transaction volumes. Revenues from the referral model, which includes the ReadyConnect Concierge℠ product, and the traditional lead generation product decreased due to these factors.

Revenues from the referral model generated approximately 27% of total Move revenues for the three months ended December 31, 2022 as compared to approximately 32% for the corresponding period of fiscal 2022.
For the three months ended December 31, 2022, Segment EBITDA at the Digital Real Estate Services segment decreased $50 million, or 28%, as compared to the corresponding period of fiscal 2022, mainly driven by the lower revenues discussed above and the $13 million, or 7%, negative impact of foreign currency fluctuations, partially offset by lower broker commissions at REA Group.
For the six months ended December 31, 2022, revenues at the Digital Real Estate Services segment decreased $75 million, or 9%, as compared to the corresponding period of fiscal 2022. Revenues at REA Group decreased $41 million, or 8%, to $492 million for the six months ended December 31, 2022 from $533 million in the corresponding period of fiscal 2022 due to the $46 million negative impact of foreign currency fluctuations. Higher revenues due to price increases, increased depth penetration for Australian residential and commercial products and increased penetration of Premiere Plus and higher revenues at REA India were partially offset by the impact of lower national listings on residential products and a decrease in financial services revenue driven by lower settlements. Revenues at Move decreased $34 million, or 10%, to $315 million for the six months ended December 31, 2022 from $349 million in the corresponding period of fiscal 2022, primarily driven by the impact of the macroeconomic environment on the housing market, including higher interest rates. The market downturn resulted in lower lead volumes, which decreased 34%, and lower transaction volumes. Revenues from the referral model, which includes the ReadyConnect Concierge℠ product, and the traditional lead generation product decreased due to these factors. Revenues from the referral model generated approximately 29% of total Move revenues for the six months ended December 31, 2022 as compared to approximately 32% in the corresponding period of fiscal 2022.
For the six months ended December 31, 2022, Segment EBITDA at the Digital Real Estate Services segment decreased $69 million, or 22%, as compared to the corresponding period of fiscal 2022, primarily due to the lower revenues discussed above, the $22 million, or 7%, negative impact of foreign currency fluctuations and higher employee and marketing costs related to strategic investments at both Move and REA Group, partially offset by lower broker commissions at REA Group.
Subscription Video Services (19% of the Company’s consolidated revenues in both the six months ended December 31, 2022 and 2021)

	For the three months ended December 31,				For the six months ended December 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$405	$433	$(28)	(6)%	$830	$873	$(43)	(5)%
Advertising	47	55	(8)	(15)%	111	114	(3)	(3)%
Other	10	10	—	—%	23	21	2	10%
Total Revenues	462	498	(36)	(7)%	964	1,008	(44)	(4)%
Operating expenses	(292)	(312)	20	6%	(598)	(621)	23	4%
Selling, general and administrative	(80)	(100)	20	20%	(165)	(187)	22	12%
Segment EBITDA	$90	$86	$4	5%	$201	$200	$1	1%
For the three months ended December 31, 2022, revenues at the Subscription Video Services segment decreased $36 million, or 7%, as compared to the corresponding period of fiscal 2022 due to the negative impact of foreign currency fluctuations. The $32 million increase in streaming revenues, primarily due to increased volume and pricing at Kayo and BINGE, and the $9 million increase in commercial subscription revenues due to the absence of COVID-19 related restrictions imposed in fiscal 2022 more than offset lower residential subscription revenues resulting from fewer residential broadcast subscribers and lower advertising revenues. Foxtel Group streaming subscription revenues represented approximately 26% of total circulation and subscription revenues for the three months ended December 31, 2022 as compared to 19% in the corresponding period of fiscal 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $52 million, or 10%, for the three months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
For the three months ended December 31, 2022, Segment EBITDA increased $4 million, or 5%, as compared to the corresponding period of fiscal 2022, including the $10 million, or 11%, negative impact of foreign currency fluctuations. The revenue drivers discussed above and lower transmission and marketing costs were partially offset by higher sports programming rights and production costs due to contractual increases and enhanced digital rights and higher entertainment programming rights costs due to the availability of content.
For the six months ended December 31, 2022, revenues at the Subscription Video Services segment decreased $44 million, or 4%, as compared to the corresponding period of fiscal 2022 due to the negative impact of foreign currency fluctuations. The $63 million increase in streaming revenues, primarily due to increased volume and pricing at Kayo and BINGE, and the $23 million increase in commercial subscription revenues due to the absence of COVID-19 related restrictions imposed in fiscal 2022 more than offset lower residential subscription revenues resulting from fewer residential broadcast subscribers. Foxtel Group streaming subscription revenues represented approximately 26% of total circulation and subscription revenues for the six months ended December 31, 2022 as compared to 19% in the corresponding period of fiscal 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $92 million, or 9%, for the six months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
For the six months ended December 31, 2022, Segment EBITDA increased $1 million, or 1%, as compared to the corresponding period of fiscal 2022, including the $19 million, or 9%, negative impact of foreign currency fluctuations. The revenue drivers discussed above and lower transmission costs were partially offset by higher sports programming rights and production costs due to contractual increases, enhanced digital rights and the timing of sporting events, primarily motorsports, and higher entertainment programming rights costs due to the availability of content.
The following tables provide information regarding certain key performance indicators for the Foxtel Group, the primary reporting unit within the Subscription Video Services segment, as of and for the three and six months ended December 31, 2022 and 2021 (see the Company’s 2022 Form 10-K for further detail regarding these performance indicators):

	As of December 31,
	2022	2021
	(in 000's)
Broadcast Subscribers
Residential(a)	1,401	1,564
Commercial(b)	230	218
Streaming Subscribers (Total (Paid))(c)
Kayo	1,136 (1,126 paid)	1,031 (1,013 paid)
BINGE	1,439 (1,375 paid)	1,037 (928 paid)
Foxtel Now	183 (177 paid)	219 (211 paid)

Total Subscribers (Total (Paid))(d)	4,414 (4,329 paid)	4,075 (3,937 paid)

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
Broadcast ARPU(e)	A$83 (US$55)	A$82 (US$60)	A$83 (US$56)	A$82 (US$60)
Broadcast Subscriber Churn(f)	12.9%	13.0%	13.6%	13.5%
(a)    Subscribing households throughout Australia as of December 31, 2022 and 2021.
(b)    Commercial subscribers throughout Australia as of December 31, 2022 and 2021. Commercial subscribers are calculated as residential equivalent business units and are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year.
(c)    Total and Paid subscribers for the applicable streaming service as of December 31, 2022 and 2021. Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)    Total subscribers consists of Foxtel Group’s broadcast and streaming services listed above and its news aggregation streaming service.
(e)    Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the three and six months ended December 31, 2022 and 2021.
(f)    Broadcast residential subscriber churn rate (excluding Optus) (Broadcast Subscriber Churn) for the three and six months ended December 31, 2022 and 2021. Broadcast subscriber churn represents the number of residential subscribers whose service is disconnected, expressed as a percentage of the average total number of residential subscribers, presented on an annual basis.

Dow Jones (22% and 18% of the Company’s consolidated revenues in the six months ended December 31, 2022 and 2021, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$417	$356	$61	17%	$831	$705	$126	18%
Advertising	131	141	(10)	(7)%	225	231	(6)	(3)%
Other	15	11	4	36%	22	16	6	38%
Total Revenues	563	508	55	11%	1,078	952	126	13%
Operating expenses	(240)	(196)	(44)	(22)%	(470)	(392)	(78)	(20)%
Selling, general and administrative	(184)	(168)	(16)	(10)%	(356)	(321)	(35)	(11)%
Segment EBITDA	$139	$144	$(5)	(3)%	$252	$239	$13	5%
For the three months ended December 31, 2022, revenues at the Dow Jones segment increased $55 million, or 11%, as compared to the corresponding period of fiscal 2022, primarily due to higher circulation and subscription revenues driven by the $36 million and $18 million impacts from the acquisitions of OPIS and CMA in the third and fourth quarters of fiscal 2022, respectively. Digital revenues at the Dow Jones segment represented 76% of total revenues for the three months ended December 31, 2022, as compared to 72% in the corresponding period of fiscal 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $6 million, or 1%, for the three months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
For the six months ended December 31, 2022, revenues at the Dow Jones segment increased $126 million, or 13%, as compared to the corresponding period of fiscal 2022, primarily due to higher circulation and subscription revenues mainly driven by the $70 million and $36 million impacts from the acquisitions of OPIS and CMA in the third and fourth quarters of fiscal 2022, respectively. Digital revenues at the Dow Jones segment represented 77% of total revenues for the six months ended December 31, 2022, as compared to 73% in the corresponding period of fiscal 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $15 million, or 2%, for the six months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
Circulation and subscription revenues

	For the three months ended December 31,				For the six months ended December 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$231	$228	$3	1%	$466	$449	$17	4%
Professional information business	186	128	58	45%	365	256	109	43%
Total circulation and subscription revenues	$417	$356	$61	17%	$831	$705	$126	18%
Circulation and subscription revenues increased $61 million, or 17%, during the three months ended December 31, 2022 as compared to the corresponding period of fiscal 2022. Professional information business revenues increased $58 million, or 45%, primarily driven by the acquisitions of OPIS and CMA and the $7 million increase in Risk & Compliance revenues. Circulation and other revenues increased $3 million, or 1%, driven by growth in digital-only subscriptions, primarily at The Wall Street Journal, partially offset by print circulation declines. Digital revenues represented 69% of circulation revenue for the three months ended December 31, 2022, as compared to 67% in the corresponding period of fiscal 2022.
Circulation and subscription revenues increased $126 million, or 18%, during the six months ended December 31, 2022 as compared to the corresponding period of fiscal 2022. Professional information business revenues increased $109 million, or 43%, primarily driven by the acquisitions of OPIS and CMA and the $10 million increase in Risk & Compliance revenues. Circulation and other revenues increased $17 million, or 4%, driven by growth in digital-only subscriptions, primarily at The

Wall Street Journal, partially offset by print circulation declines. Digital revenues represented 68% of circulation revenue for the six months ended December 31, 2022, as compared to 67% in the corresponding period of fiscal 2022.
The following table summarizes average daily consumer subscriptions during the three months ended December 31, 2022 and 2021 for select publications and for all consumer subscription products.(a)

	For the three months ended December 31(b),
	2022	2021	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	3,167	2,918	249	9%
Total subscriptions	3,780	3,618	162	4%
Barron’s Group(d)
Digital-only subscriptions(c)	894	757	137	18%
Total subscriptions	1,062	963	99	10%
Total Consumer(e)
Digital-only subscriptions(c)	4,139	3,774	365	10%
Total subscriptions	4,943	4,707	236	5%
(a)Based on internal data for the periods from October 3, 2022 through January 1, 2023 and September 27, 2021 through December 26, 2021, respectively, with independent verification procedures performed by PricewaterhouseCoopers LLP UK.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
Advertising revenues
Advertising revenues decreased $10 million, or 7%, during the three months ended December 31, 2022 as compared to the corresponding period of fiscal 2022, mainly driven by the $8 million decrease in print advertising revenues primarily at The Wall Street Journal due to lower advertising spend within the technology and finance sectors. Digital advertising represented 59% of advertising revenue for the three months ended December 31, 2022, as compared to 56% in the corresponding period of fiscal 2022.
Advertising revenues decreased $6 million, or 3%, during the six months ended December 31, 2022 as compared to the corresponding period of fiscal 2022, driven by the $10 million decrease in print advertising revenues primarily at The Wall Street Journal due to lower advertising spend within the technology and finance sectors, partially offset by the $4 million increase in digital advertising revenues due to higher average yields. Digital advertising represented 61% of advertising revenue for the six months ended December 31, 2022, as compared to 58% in the corresponding period of fiscal 2022.
Segment EBITDA
For the three months ended December 31, 2022, Segment EBITDA at the Dow Jones segment decreased $5 million, or 3%, as compared to the corresponding period of fiscal 2022, including $12 million and $6 million contributions from the acquisitions of OPIS and CMA, respectively, primarily due to increased employee and marketing costs, partially offset by the increased revenues discussed above.
For the six months ended December 31, 2022, Segment EBITDA at the Dow Jones segment increased $13 million, or 5%, as compared to the corresponding period of fiscal 2022, including $24 million and $13 million contributions from the acquisitions of OPIS and CMA, respectively, primarily due to the increase in revenues discussed above, partially offset by increased employee and marketing costs.
Book Publishing (20% and 22% of the Company’s consolidated revenues in the six months ended December 31, 2022 and 2021, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$512	$594	$(82)	(14)%	$979	$1,118	$(139)	(12)%
Other	19	23	(4)	(17)%	39	45	(6)	(13)%
Total Revenues	531	617	(86)	(14)%	1,018	1,163	(145)	(12)%
Operating expenses	(392)	(411)	19	5%	(758)	(778)	20	3%
Selling, general and administrative	(88)	(99)	11	11%	(170)	(193)	23	12%
Segment EBITDA	$51	$107	$(56)	(52)%	$90	$192	$(102)	(53)%
For the three months ended December 31, 2022, revenues at the Book Publishing segment decreased $86 million, or 14%, as compared to the corresponding period of fiscal 2022, driven by lower print and digital book sales primarily in the U.S. market due to slowing consumer demand industry-wide, difficult frontlist comparisons, the negative impact of foreign currency fluctuations and some logistical constraints at Amazon. Softness in consumer demand is expected to continue in the near-term. Digital sales decreased by 7% as compared to the corresponding period of fiscal 2022 driven by lower e-book sales. Digital sales represented approximately 19% of consumer revenues, as compared to 17% in the corresponding period of fiscal 2022, and backlist sales represented approximately 57% of total revenues during the three months ended December 31, 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $22 million, or 4%, for the three months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
For the three months ended December 31, 2022, Segment EBITDA at the Book Publishing segment decreased $56 million, or 52%, as compared to the corresponding period of fiscal 2022, primarily due to the lower revenues discussed above and higher manufacturing, freight and distribution costs related to ongoing supply chain, inventory and inflationary pressures, partially offset by lower costs due to lower sales volumes and lower employee costs. These supply chain, inventory and inflationary pressures are expected to continue to impact the business in the near term. To mitigate these pressures, the Company has implemented price increases, will reduce headcount and continue to evaluate its cost base.
For the six months ended December 31, 2022, revenues at the Book Publishing segment decreased $145 million, or 12%, as compared to the corresponding period of fiscal 2022, primarily driven by lower print and digital book sales primarily in the U.S. market due to slowing consumer demand industry-wide, difficult frontlist comparisons, Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint, which negatively impacted print book sales, and the negative impact of foreign currency fluctuations. Digital sales decreased by 3% as compared to the corresponding period of fiscal 2022 due to lower e-book sales, partially offset by growth in downloadable audiobooks. Digital sales represented approximately 21% of consumer revenues, as compared to 19% in the corresponding period of fiscal 2022, and backlist sales represented approximately 61% of total revenues during the six months ended December 31, 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $44 million, or 3%, for the six months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
For the six months ended December 31, 2022, Segment EBITDA at the Book Publishing segment decreased $102 million, or 53%, as compared to the corresponding period of fiscal 2022, primarily due to the lower revenues discussed above and higher manufacturing, freight and distribution costs related to ongoing supply chain, inventory and inflationary pressures, partially offset by lower costs due to lower sales volumes and lower employee costs.

News Media (23% and 24% of the Company’s consolidated revenues in the six months ended December 31, 2022 and 2021, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2022	2021	Change	% Change	2022	2021	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$260	$280	$(20)	(7)%	$529	$565	$(36)	(6)%
Advertising	253	290	(37)	(13)%	466	513	(47)	(9)%
Other	66	68	(2)	(3)%	137	136	1	1%
Total Revenues	579	638	(59)	(9)%	1,132	1,214	(82)	(7)%
Operating expenses	(319)	(309)	(10)	(3)%	(633)	(625)	(8)	(1)%
Selling, general and administrative	(201)	(218)	17	8%	(422)	(444)	22	5%
Segment EBITDA	$59	$111	$(52)	(47)%	$77	$145	$(68)	(47)%
Revenues at the News Media segment decreased $59 million, or 9%, for the three months ended December 31, 2022 as compared to the corresponding period of fiscal 2022. Advertising revenues decreased $37 million as compared to the corresponding period of fiscal 2022, primarily driven by the $27 million negative impact of foreign currency fluctuations and lower print advertising revenues, partially offset by digital advertising growth at News UK, mainly at The Sun, and Wireless Group. Circulation and subscription revenues decreased $20 million as compared to the corresponding period of fiscal 2022, primarily driven by the $31 million negative impact of foreign currency fluctuations, as the decline in print volumes was more than offset by cover price increases and digital subscriber growth across key mastheads. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $65 million, or 10%, for the three months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
Segment EBITDA at the News Media segment decreased by $52 million, or 47%, for the three months ended December 31, 2022 as compared to the corresponding period of fiscal 2022, including the $5 million, or 5%, negative impact of foreign currency fluctuations, primarily due to the lower revenues discussed above, approximately $22 million of higher costs related to TalkTV and other digital investments, primarily at News Corp Australia, the $21 million impact of higher pricing on newsprint costs and higher employee and marketing costs, partially offset by cost savings initiatives. Newsprint, production and distribution costs are expected to be higher in fiscal 2023 than the prior year due to supply chain and inflationary pressures, partially offset by the Company’s continued transition to digital products.
Revenues at the News Media segment decreased $82 million, or 7%, for the six months ended December 31, 2022 as compared to the corresponding period of fiscal 2022. Advertising revenues decreased $47 million as compared to the corresponding period of fiscal 2022, driven by the $49 million negative impact of foreign currency fluctuations. Digital advertising growth, primarily at News UK and Wireless Group, and print advertising growth at News Corp Australia were largely offset by the decline in print advertising at News UK. Circulation and subscription revenues decreased $36 million as compared to the corresponding period of fiscal 2022, driven by the $63 million negative impact of foreign currency fluctuations, as cover price increases, digital subscriber growth across key mastheads and higher content licensing revenues, primarily at News Corp Australia, were partially offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $127 million, or 11%, for the six months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
Segment EBITDA at the News Media segment decreased by $68 million, or 47%, for the six months ended December 31, 2022 as compared to the corresponding period of fiscal 2022, including the $7 million, or 5%, negative impact of foreign currency fluctuations, primarily due to the lower revenues discussed above, approximately $50 million of higher costs related to TalkTV and other digital investments, primarily at News Corp Australia, the $41 million impact of higher pricing on newsprint costs and higher employee and marketing costs, partially offset by cost savings initiatives.
News Corp Australia
Revenues were $252 million for the three months ended December 31, 2022, a decrease of $36 million, or 13%, compared to revenues of $288 million in the corresponding period of fiscal 2022. Advertising revenues decreased $18 million driven by the $12 million negative impact of foreign currency fluctuations and lower print and digital advertising. Circulation and subscription revenues decreased $10 million due to the $11 million negative impact of foreign currency fluctuations and print volume declines, partially offset by cover price increases and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $26 million, or 10%, for the three months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
Revenues were $507 million for the six months ended December 31, 2022, a decrease of $34 million, or 6%, compared to revenues of $541 million in the corresponding period of fiscal 2022. Circulation and subscription revenues decreased $16 million due to the $20 million negative impact of foreign currency fluctuations and print volume declines, partially offset by cover price increases, digital subscriber growth and higher content licensing revenues. Advertising revenues decreased $15 million due to the $20 million negative impact of foreign currency fluctuations, partially offset by higher print advertising revenues, as the first quarter of fiscal 2022 was impacted by COVID-19 related restrictions within certain states. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $46 million, or 8%, for the six months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
News UK
Revenues were $238 million for the three months ended December 31, 2022, a decrease of $25 million, or 10%, as compared to revenues of $263 million in the corresponding period of fiscal 2022. Advertising revenues decreased $12 million, primarily driven by the $10 million negative impact of foreign currency fluctuations and lower print advertising revenues, partially offset by higher digital advertising revenues, mainly at The Sun. Circulation and subscription revenues decreased $10 million due to the $20 million negative impact of foreign currency fluctuations and print volume declines, partially offset by cover price increases and higher digital subscribers. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $33 million, or 13%, for the three months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
Revenues were $459 million for the six months ended December 31, 2022, a decrease of $48 million, or 9%, as compared to revenues of $507 million in the corresponding period of fiscal 2022. Circulation and subscription revenues decreased $21 million due to the $43 million negative impact of foreign currency fluctuations and print volume declines, partially offset by cover price increases. Advertising revenues decreased $19 million due to the $19 million negative impact of foreign currency fluctuations and lower print advertising revenues, partially offset by higher digital advertising revenues, mainly at The Sun. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $70 million, or 13%, for the six months ended December 31, 2022 as compared to the corresponding period of fiscal 2022.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of December 31, 2022, the Company’s cash and cash equivalents were $1.3 billion. The Company also has available borrowing capacity under its new revolving credit facility (the “Revolving Facility”) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of December 31, 2022, the Company’s consolidated assets included $740 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $97 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.
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

Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Board of Directors in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of December 31, 2022, the remaining authorized amount under the Repurchase Program was approximately $643 million.
Stock repurchases commenced on November 9, 2021. During the three and six months ended December 31, 2022, the Company repurchased and subsequently retired 1.9 million and 6.9 million shares, respectively, of Class A Common Stock for approximately $31 million and $115 million, respectively, and 1.0 million and 3.5 million shares, respectively, of Class B Common Stock for approximately $16 million and $59 million, respectively. During the three and six months ended December 31, 2021, the Company repurchased and subsequently retired 1.4 million shares of Class A Common Stock for approximately $31 million and 0.7 million shares of Class B Common Stock for approximately $15 million. See Note 7—Equity in the accompanying Consolidated Financial Statements.
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
Sources and Uses of Cash—For the six months ended December 31, 2022 versus the six months ended December 31, 2021
Net cash provided by operating activities for the six months ended December 31, 2022 and 2021 was as follows (in millions):

For the six months ended December 31,	2022	2021
Net cash provided by operating activities	$161	$430
Net cash provided by operating activities decreased by $269 million for the six months ended December 31, 2022 as compared to the six months ended December 31, 2021. The decrease was primarily due to lower Total Segment EBITDA and higher working capital, partially offset by lower restructuring and tax payments.
Net cash used in investing activities for the six months ended December 31, 2022 and 2021 was as follows (in millions):

For the six months ended December 31,	2022	2021
Net cash used in investing activities	$(337)	$(249)
Net cash used in investing activities increased by $88 million for the six months ended December 31, 2022, as compared to the six months ended December 31, 2021. During the six months ended December 31, 2022, the Company used $217 million of cash for capital expenditures, of which $84 million related to Foxtel, and $107 million for investments and acquisitions. During the six months ended December 31, 2021, the Company used $208 million of cash for capital expenditures, of which $89 million related to Foxtel, and $67 million for investments and acquisitions.
Net cash used in financing activities for the six months ended December 31, 2022 and 2021 was as follows (in millions):

For the six months ended December 31,	2022	2021
Net cash used in financing activities	$(312)	$(198)
Net cash used in financing activities increased by $114 million for the six months ended December 31, 2022, as compared to the six months ended December 31, 2021. During the six months ended December 31, 2022, the Company had $462 million of borrowing repayments, primarily related to Foxtel’s U.S. private placement senior unsecured notes that matured in July 2022,

$178 million of stock repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program and dividend payments of $89 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities was partially offset by new borrowings of $407 million related to Foxtel.
During the six months ended December 31, 2021, the Company repaid $500 million of borrowings primarily related to REA Group’s refinancing of its bridge facility, made dividend payments of $86 million to News Corporation stockholders and REA Group minority stockholders and used $43 million to repurchase outstanding Class A and Class B Common Stock under the Repurchase Program. The net cash used in financing activities was partially offset by new borrowings of $495 million primarily related to REA Group.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow and free cash flow available to News Corporation:

	For the six months ended December 31,
	2022	2021
	(in millions)
Net cash provided by operating activities	$161	$430
Less: Capital expenditures	(217)	(208)
Free cash flow	(56)	222
Less: REA Group free cash flow	(96)	(121)
Plus: Cash dividends received from REA Group	50	43
Free cash flow available to News Corporation	$(102)	$144
Free cash flow in the six months ended December 31, 2022 was $(56) million compared to $222 million in the prior year. The decrease was primarily due to lower cash provided by operating activities, as discussed above.
Free cash flow available to News Corporation in the six months ended December 31, 2022 was $(102) million compared to $144 million in the prior year. The decline was primarily due to lower free cash flow as discussed above, partially offset by higher dividends received from REA Group.

Borrowings
As of December 31, 2022, the Company, certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $3.0 billion, including the current portion. Both the Foxtel Group and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.
News Corp Borrowings
As of December 31, 2022, the Company had (i) borrowings of $1,980 million, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans and (ii) $750 million of undrawn commitments available under the Revolving Facility.
Foxtel Group Borrowings
As of December 31, 2022, the Foxtel Debt Group had (i) borrowings of approximately $774 million, including the full drawdown of its 2019 Term Loan Facility, amounts outstanding under the 2019 Credit Facility and 2017 Working Capital Facility, its outstanding U.S. private placement senior unsecured notes and amounts outstanding under the Telstra Facility (described below) and (ii) total undrawn commitments of A$134 million available under the 2017 Working Capital Facility and 2019 Credit Facility.
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
REA Group Borrowings
As of December 31, 2022, REA Group had (i) borrowings of approximately $216 million, consisting of amounts outstanding under its 2022 Credit Facility and (ii) A$281 million of undrawn commitments available under its 2022 Credit Facility.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at December 31, 2022.
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
In December 2022, the Company extended the lease at 1211 Avenue of the Americas in New York, New York through fiscal 2042. The location houses the Company’s corporate headquarters as well as the executive and editorial offices for Dow Jones and the New York Post. In connection with this extension, the Company will pay average rent of approximately $33 million per year through the remaining term.
During September and December 2022, the Company amended and extended certain sports programming rights agreements. As a result, the Company has presented its commitments associated with its sports programming rights in the table below.

	As of December 31, 2022
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Sports programming rights	3,959	499	1,038	1,036	1,386
The Company’s remaining commitments as of December 31, 2022 have not changed significantly from the disclosures included in the 2022 Form 10-K.
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

(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table details the Company’s monthly share repurchases during the three months ended December 31, 2022:

	Total Number of Shares Purchased - Class A(a)	Total Number of Shares Purchased - Class B(a)	Average Price Paid Per Share - Class A(b)	Average Price Paid Per Share - Class B(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	(in millions, except per share amounts)
October 3, 2022 - October 30, 2022	1.6	0.8	$16.24	$16.49	2.4	$651
October 31, 2022 - December 4, 2022	0.3	0.2	$16.82	$17.00	0.5	$643
December 5, 2022 - January 1, 2023	—	—	$—	$—	—	$643
Total	1.9	1.0	$16.32	$16.57	2.9
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three and six months ended December 31, 2022 and 2021 (unaudited); (ii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2022 and 2021 (unaudited); (iii) Consolidated Balance Sheets as of December 31, 2022 (unaudited) and June 30, 2022 (audited); (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: February 10, 2023