Form 10-Q
period 2023-03-31
NEWS CORP
filed 2023-05-12
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, 380,948,209 shares of Class A Common Stock and 192,515,393 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended March 31,		For the nine months ended March 31,
	Notes	2023	2022	2023	2022
Revenues:
Circulation and subscription		$1,122	$1,099	$3,318	$3,248
Advertising		393	418	1,263	1,342
Consumer		495	497	1,474	1,615
Real estate		272	316	896	988
Other		165	162	495	518
Total Revenues	2	2,447	2,492	7,446	7,711
Operating expenses		(1,286)	(1,246)	(3,853)	(3,769)
Selling, general and administrative		(841)	(888)	(2,514)	(2,588)
Depreciation and amortization		(183)	(172)	(536)	(505)
Impairment and restructuring charges	4	(25)	(37)	(65)	(82)
Equity losses of affiliates	5	(10)	(4)	(43)	(10)
Interest expense, net		(25)	(25)	(78)	(68)
Other, net	13	14	13	(10)	143
Income before income tax expense		91	133	347	832
Income tax expense	11	(32)	(29)	(128)	(199)
Net income		59	104	219	633
Less: Net income attributable to noncontrolling interests		(9)	(22)	(62)	(120)
Net income attributable to News Corporation stockholders		$50	$82	$157	$513
Net income attributable to News Corporation stockholders per share:	9
Basic		$0.09	$0.14	$0.27	$0.87
Diluted		$0.09	$0.14	$0.27	$0.86
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; millions)

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
Net income	$59	$104	$219	$633
Other comprehensive (loss) income:
Foreign currency translation adjustments	(33)	111	(34)	(89)
Net change in the fair value of cash flow hedges(a)	(8)	7	5	9
Benefit plan adjustments, net(b)	—	5	6	17
Other comprehensive (loss) income	(41)	123	(23)	(63)
Comprehensive income	18	227	196	570
Less: Net income attributable to noncontrolling interests	(9)	(22)	(62)	(120)
Less: Other comprehensive loss (income) attributable to noncontrolling interests(c)	17	(35)	14	3
Comprehensive income attributable to News Corporation stockholders	$26	$170	$148	$453
(a)    Net of income tax benefit of $2 million and nil for the three months ended March 31, 2023 and 2022, respectively, and income tax expense of $2 million and $1 million for the nine months ended March 31, 2023 and 2022, respectively.
(b)    Net of income tax expense of nil and $1 million for the three months ended March 31, 2023 and 2022, respectively, and income tax expense of $1 million and $5 million for the nine months ended March 31, 2023 and 2022, respectively.
(c)    Primarily consists of foreign currency translation adjustment.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of March 31, 2023	As of June 30, 2022
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,659	$1,822
Receivables, net	13	1,540	1,502
Inventory, net		356	311
Other current assets		477	458
Total current assets		4,032	4,093
Non-current assets:
Investments	5	506	488
Property, plant and equipment, net		2,017	2,103
Operating lease right-of-use assets		1,022	891
Intangible assets, net		2,542	2,671
Goodwill		5,136	5,169
Deferred income tax assets	11	368	422
Other non-current assets	13	1,411	1,384
Total assets		$17,034	$17,221
Liabilities and Equity:
Current liabilities:
Accounts payable		$407	$411
Accrued expenses		1,164	1,236
Deferred revenue	2	623	604
Current borrowings	6	27	293
Other current liabilities	13	983	975
Total current liabilities		3,204	3,519
Non-current liabilities:
Borrowings	6	2,960	2,776
Retirement benefit obligations		156	155
Deferred income tax liabilities	11	172	198
Operating lease liabilities		1,093	947
Other non-current liabilities		465	483
Commitments and contingencies	10
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,486	11,779
Accumulated deficit		(2,136)	(2,293)
Accumulated other comprehensive loss		(1,279)	(1,270)
Total News Corporation stockholders’ equity		8,077	8,222
Noncontrolling interests		907	921
Total equity	7	8,984	9,143
Total liabilities and equity		$17,034	$17,221
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 381,691,759 and 387,561,850 shares issued and outstanding, net of 27,368,413 treasury shares at par at March 31, 2023 and June 30, 2022, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 192,882,224 and 196,808,833 shares issued and outstanding, net of 78,430,424 treasury shares at par at March 31, 2023 and June 30, 2022, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the nine months ended March 31,
	Notes	2023	2022
Operating activities:
Net income		$219	$633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		536	505
Operating lease expense		82	95
Equity losses of affiliates	5	43	10
Cash distributions received from affiliates		7	20
Impairment charges	4	—	15
Other, net	13	10	(143)
Deferred income taxes and taxes payable	11	27	69
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(236)	(62)
Inventories, net		(55)	(82)
Accounts payable and other liabilities		37	(30)
Net cash provided by operating activities		670	1,030
Investing activities:
Capital expenditures		(350)	(315)
Acquisitions, net of cash acquired		(15)	(1,167)
Investments in equity affiliates and other		(105)	(99)
Proceeds from property, plant and equipment and other asset dispositions		51	(2)
Other, net		(21)	29
Net cash used in investing activities		(440)	(1,554)
Financing activities:
Borrowings	6	434	1,157
Repayment of borrowings	6	(506)	(662)
Repurchase of shares	7	(196)	(125)
Dividends paid		(116)	(114)
Other, net		2	(82)
Net cash (used in) provided by financing activities		(382)	174
Net change in cash and cash equivalents		(152)	(350)
Cash and cash equivalents, beginning of period		1,822	2,236
Exchange movement on opening cash balance		(11)	(21)
Cash and cash equivalents, end of period		$1,659	$1,865
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
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2023 and fiscal 2022 include 52 and 53 weeks, respectively. All references to the three and nine months ended March 31, 2023 and 2022 relate to the three and nine months ended April 2, 2023 and March 27, 2022, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of March 31.
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three and nine months ended March 31, 2023 and 2022:

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2023
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$3	$419	$426	$—	$274	$—	$1,122
Advertising	35	49	88	—	221	—	393
Consumer	—	—	—	495	—	—	495
Real estate	272	—	—	—	—	—	272
Other	53	9	15	20	68	—	165
Total Revenues	$363	$477	$529	$515	$563	$—	$2,447

	For the three months ended March 31, 2022
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$3	$434	$377	$—	$285	$—	$1,099
Advertising	33	51	102	—	232	—	418
Consumer	—	—	—	497	—	—	497
Real estate	316	—	—	—	—	—	316
Other	64	9	8	18	63	—	162
Total Revenues	$416	$494	$487	$515	$580	$—	$2,492

	For the nine months ended March 31, 2023
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$9	$1,249	$1,257	$—	$803	$—	$3,318
Advertising	103	160	313	—	687	—	1,263
Consumer	—	—	—	1,474	—	—	1,474
Real estate	896	—	—	—	—	—	896
Other	162	32	37	59	205	—	495
Total Revenues	$1,170	$1,441	$1,607	$1,533	$1,695	$—	$7,446

	For the nine months ended March 31, 2022
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$9	$1,307	$1,082	$—	$850	$—	$3,248
Advertising	99	165	333	—	745	—	1,342
Consumer	—	—	—	1,615	—	—	1,615
Real estate	988	—	—	—	—	—	988
Other	202	30	24	63	199	—	518
Total Revenues	$1,298	$1,502	$1,439	$1,678	$1,794	$—	$7,711

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and nine months ended March 31, 2023 and 2022:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$591	$462	$604	$473
Deferral of revenue	909	900	2,699	2,574
Recognition of deferred revenue(a)	(873)	(841)	(2,686)	(2,519)
Other	(4)	7	6	—
Balance, end of period	$623	$528	$623	$528
(a)For the three and nine months ended March 31, 2023, the Company recognized $340 million and $540 million, respectively, of revenue which was included in the opening deferred revenue balance. For the three and nine months ended March 31, 2022, the Company recognized $271 million and $414 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of March 31, 2023 and 2022.
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
For the three and nine months ended March 31, 2023, the Company recognized approximately $106 million and $292 million, respectively, in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of March 31, 2023 was approximately $1,130 million, of which approximately $135 million is expected to be recognized over the remainder of fiscal 2023, approximately $395 million is expected to be recognized in fiscal 2024 and approximately $204 million is expected to be recognized in fiscal 2025, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.”
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES
Fiscal 2023 Restructuring
During the three and nine months ended March 31, 2023, the Company recorded restructuring charges of $25 million and $65 million, respectively, primarily related to employee termination benefits. The employee termination benefits recorded in the three months ended March 31, 2023 mainly resulted from actions taken by the Company’s businesses in response to the headcount reductions announced in February 2023.
Fiscal 2022 Impairment
During the three and nine months ended March 31, 2022, the Company recognized non-cash impairment charges of $15 million related to the write-down of fixed assets associated with the shutdown and sale of certain U.S. printing facilities at the Dow Jones segment.
Fiscal 2022 Restructuring
During the three and nine months ended March 31, 2022, the Company recorded restructuring charges of $22 million and $67 million, respectively, of which $5 million and $29 million, respectively, related to the News Media segment. The restructuring charges recorded in fiscal 2022 primarily related to employee termination benefits.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in restructuring program liabilities were as follows:

	For the three months ended March 31,
	2023			2022
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$25	$41	$66	$23	$36	$59
Additions	24	1	25	9	13	22
Payments	(21)	(4)	(25)	(15)	(8)	(23)
Other	(1)	—	(1)	(2)	—	(2)
Balance, end of period	$27	$38	$65	$15	$41	$56

	For the nine months ended March 31,
	2023			2022
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$25	$41	$66	$51	$35	$86
Additions	60	5	65	46	21	67
Payments	(55)	(8)	(63)	(80)	(15)	(95)
Other	(3)	—	(3)	(2)	—	(2)
Balance, end of period	$27	$38	$65	$15	$41	$56
As of March 31, 2023, restructuring liabilities of approximately $38 million were included in the Balance Sheet in Other current liabilities and $27 million were included in Other non-current liabilities.
NOTE 5. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of March 31, 2023	As of March 31, 2023	As of June 30, 2022
		(in millions)
Equity method investments(a)	various	$279	$276
Equity securities(b)	various	227	212
Total Investments		$506	$488
(a)Equity method investments are primarily comprised of REA Group’s ownership interest in PropertyGuru Group Ltd. (“PropertyGuru”).
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

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions)		(in millions)
Total (losses) gains recognized on equity securities	$(2)	$(18)	$(16)	$1
Less: Net gains recognized on equity securities sold	—	—	2	—
Unrealized (losses) gains recognized on equity securities held at end of period	$(2)	$(18)	$(18)	$1
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $10 million and $43 million for the three and nine months ended March 31, 2023, respectively, and $4 million and $10 million for the corresponding periods of fiscal 2022, respectively. The increase was primarily due to losses from an investment in an Australian sports wagering venture.
NOTE 6. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at March 31, 2023	Maturity at March 31, 2023	As of March 31, 2023	As of June 30, 2022
			(in millions)
News Corporation
2022 Term loan A(a)	6.748%	Mar 31, 2027	$500	$500
2022 Senior notes	5.125%	Feb 15, 2032	492	492
2021 Senior notes	3.875%	May 15, 2029	989	987
Foxtel Group(b)
2019 Credit facility(c)	6.02%	May 31, 2024	321	68
2019 Term loan facility	6.25%	Nov 22, 2024	167	171
2017 Working capital facility(c)	6.02%	May 31, 2024	—	—
Telstra facility	11.15%	Dec 22, 2027	110	90
2012 US private placement — USD portion — tranche 2(d)	—%	Jul 25, 2022	—	198
2012 US private placement — USD portion — tranche 3(d)	4.42%	Jul 25, 2024	149	147
2012 US private placement — AUD portion	—%	Jul 25, 2022	—	68
REA Group(b)
2022 Credit facility — tranche 1(e)	4.71%	Sep 16, 2024	212	273
2022 Credit facility — tranche 2(e)	4.86%	Sep 16, 2025	—	8
Finance lease liability			47	67
Total borrowings			2,987	3,069
Less: current portion(f)			(27)	(293)
Long-term borrowings			$2,960	$2,776
(a)The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. For the three months ended March 31, 2023 the Company was paying interest at an effective interest rate of 3.708%. See Note 8—Financial Instruments and Fair Value Measurements.
(b)These borrowings were incurred by certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
of its subsidiaries, the “REA Debt Group”), consolidated but non wholly-owned subsidiaries of News Corp, and are only guaranteed by the Foxtel Group and REA Group and their respective subsidiaries, as applicable, and are non-recourse to News Corp.
(c)As of March 31, 2023, the Foxtel Debt Group had total undrawn commitments of A$161 million available under these facilities.
(d)The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 8—Financial Instruments and Fair Value Measurements.
(e)As of March 31, 2023, REA Group had total undrawn commitments of A$281 million available under this facility.
(f)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.” $27 million and $27 million relates to the current portion of finance lease liabilities as of March 31, 2023 and June 30, 2022, respectively.
Foxtel Group Borrowings
During the nine months ended March 31, 2023, the Foxtel Group repaid its U.S. private placement senior unsecured notes that matured in July 2022 using capacity under the 2019 Credit Facility.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed in the Company’s 2022 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at March 31, 2023.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EQUITY
The following tables summarize changes in equity for the three and nine months ended March 31, 2023 and 2022:

	For the three months ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2022	382	$4	193	$2	$11,550	$(2,186)	$(1,255)	$8,115	$941	$9,056
Net income	—	—	—	—	—	50	—	50	9	59
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)	(17)	(41)
Dividends	—	—	—	—	(58)	—	—	(58)	(27)	(85)
Share repurchases	(1)	—	—	—	(20)	—	—	(20)	—	(20)
Other	1	—	—	—	14	—	—	14	1	15
Balance, March 31, 2023	382	$4	193	$2	$11,486	$(2,136)	$(1,279)	$8,077	$907	$8,984

	For the three months ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2021	392	$4	199	$2	$11,948	$(2,482)	$(1,089)	$8,383	$964	$9,347
Net income	—	—	—	—	—	82	—	82	22	104
Other comprehensive income	—	—	—	—	—	—	88	88	35	123
Dividends	—	—	—	—	(59)	—	—	(59)	(28)	(87)
Share repurchases	(3)	—	(1)	—	(78)	(3)	—	(81)	—	(81)
Other	—	—	—	—	12	—	—	12	(2)	10
Balance, March 31, 2022	389	$4	198	$2	$11,823	$(2,403)	$(1,001)	$8,425	$991	$9,416

	For the nine months ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2022	388	$4	197	$2	$11,779	$(2,293)	$(1,270)	$8,222	$921	$9,143
Net income	—	—	—	—	—	157	—	157	62	219
Other comprehensive loss	—	—	—	—	—	—	(9)	(9)	(14)	(23)
Dividends	—	—	—	—	(116)	—	—	(116)	(58)	(174)
Share repurchases	(8)	—	(4)	—	(194)	—	—	(194)	—	(194)
Other	2	—	—	—	17	—	—	17	(4)	13
Balance, March 31, 2023	382	$4	193	$2	$11,486	$(2,136)	$(1,279)	$8,077	$907	$8,984

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2021	391	$4	200	$2	$12,057	$(2,911)	$(941)	$8,211	$935	$9,146
Net income	—	—	—	—	—	513	—	513	120	633
Other comprehensive loss	—	—	—	—	—	—	(60)	(60)	(3)	(63)
Dividends	—	—	—	—	(118)	—	—	(118)	(55)	(173)
Share repurchases	(4)	—	(2)	—	(122)	(5)	—	(127)	—	(127)
Other	2	—	—	—	6	—	—	6	(6)	—
Balance, March 31, 2022	389	$4	198	$2	$11,823	$(2,403)	$(1,001)	$8,425	$991	$9,416
Stock Repurchases
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Company’s Board of Directors (the “Board of Directors”) in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of March 31, 2023, the remaining authorized amount under the Repurchase Program was approximately $623 million.
Stock repurchases commenced on November 9, 2021. During the three and nine months ended March 31, 2023, the Company repurchased and subsequently retired 0.8 million and 7.7 million shares, respectively, of Class A Common Stock for approximately $14 million and $129 million, respectively, and 0.4 million and 3.9 million shares, respectively, of Class B Common Stock for approximately $6 million and $65 million, respectively. During the three and nine months ended March 31, 2022, the Company repurchased and subsequently retired 2.5 million and 3.9 million shares, respectively, of Class A Common Stock for approximately $54 million and $85 million, respectively, and 1.2 million and 1.9 million shares, respectively, of Class B Common Stock for approximately $27 million and $42 million, respectively.
Dividends
In February 2023, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on April 12, 2023 to stockholders of record as of March 15, 2023. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
valuation related assumptions such as discount rates and long term growth rates in the income approach as well as the market approach which utilizes certain market and transaction multiples.
Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period.
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2023				As of June 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives - cash flow hedges	$—	$33	$—	$33	$—	$24	$—	$24
Foreign currency derivatives - cash flow hedges	—	1	—	1	—	1	—	1
Cross-currency interest rate derivatives - fair value hedges	—	8	—	8	—	19	—	19
Cross-currency interest rate derivatives	—	35	—	35	—	79	—	79
Equity securities(a)	97	—	130	227	109	—	103	212
Total assets	$97	$77	$130	$304	$109	$123	$103	$335

Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—
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
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the nine months ended March 31,
	2023	2022
	(in millions)
Balance - beginning of period	$103	$116
Additions(a)	31	17
Sales	(2)	—
Returns of capital	(5)	(33)
Measurement adjustments	1	23
Foreign exchange and other(b)	2	(18)
Balance - end of period	$130	$105
(a)    Primarily relates to Dow Jones’ investment in an artificial intelligence-focused data analytics company during the nine months ended March 31, 2023.
(b)    During the nine months ended March 31, 2022, the Company reclassified its investment in an equity security from Level 3 to Level 1 within the fair value hierarchy as the investment became publicly traded in the first quarter of fiscal 2022.

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
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Location	As of March 31, 2023	As of June 30, 2022
		(in millions)
Interest rate derivatives - cash flow hedges	Other current assets	$17	$4
Foreign currency derivatives - cash flow hedges	Other current assets	1	1
Cross currency interest rate derivatives - fair value hedges	Other current assets	—	11
Cross currency interest rate derivatives	Other current assets	—	46
Interest rate derivatives - cash flow hedges	Other non-current assets	16	20
Cross-currency interest rate derivatives - fair value hedges	Other non-current assets	8	8
Cross-currency interest rate derivatives	Other non-current assets	35	33
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives and interest rate derivatives to mitigate currency exchange rate risk and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment and certain programming rights.
The total notional value of foreign currency contract derivatives designated for hedging was $42 million as of March 31, 2023. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is less than one year. As of March 31, 2023, the Company estimates that approximately nil of net derivative losses related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated for hedging was approximately A$250 million and $500 million as of March 31, 2023 for Foxtel Debt Group and News Corporation borrowings, respectively. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to March 2027. As of March 31, 2023, the Company estimates that approximately $19 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The total notional value of cross-currency interest rate swaps for which the Company discontinued hedge accounting was approximately $120 million as of March 31, 2023. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2024. As of March 31, 2023, the Company estimates that approximately $1 million of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three and nine months ended March 31, 2023 and 2022 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the three months ended March 31,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the three months ended March 31,		Income statement location
	2023	2022	2023	2022
	(in millions)
Foreign currency derivatives - cash flow hedges	$—	$(1)	$1	$—	Operating expenses
Cross-currency interest rate derivatives	—	—	—	(1)	Interest expense, net
Interest rate derivatives - cash flow hedges	(6)	11	(5)	(1)	Interest expense, net
Total	$(6)	$10	$(4)	$(2)

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the nine months ended March 31,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the nine months ended March 31,		Income statement location
	2023	2022	2023	2022
	(in millions)
Foreign currency derivatives - cash flow hedges	$(1)	$—	$1	$—	Operating expenses
Cross-currency interest rate derivatives	—	—	(1)	(3)	Interest expense, net
Interest rate derivatives - cash flow hedges	15	17	(8)	(3)	Interest expense, net
Total	$14	$17	$(8)	$(6)
The amounts recognized in Other, net in the Statements of Operations resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 was a gain of approximately $1 million and $3 million for the three and nine months ended March 31, 2023, respectively, and a loss of approximately $12 million and a gain of approximately $5 million for the three and nine months ended March 31, 2022, respectively.
Fair value hedges
Borrowings in Australia issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. For the nine months ended March 31, 2023, such adjustments decreased the carrying value of borrowings by nil.
The total notional value of the fair value hedges was approximately $30 million as of March 31, 2023. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
During the three and nine months ended March 31, 2023 and 2022, the amount recognized in the Statements of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of March 31, 2023 and June 30, 2022:

	As of March 31, 2023	As of June 30, 2022
	(in millions)
Borrowings:
Carrying amount of hedged item	$28	$68
Cumulative hedging adjustments included in the carrying amount	—	2
Other Fair Value Measurements
As of March 31, 2023, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes, 2021 Senior Notes and U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.
NOTE 9. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net income	$59	$104	$219	$633
Less: Net income attributable to noncontrolling interests	(9)	(22)	(62)	(120)
Net income attributable to News Corporation stockholders	$50	$82	$157	$513
Weighted-average number of shares of common stock outstanding - basic	575.4	588.8	577.6	590.9
Dilutive effect of equity awards	2.5	3.3	2.0	2.8
Weighted-average number of shares of common stock outstanding - diluted	577.9	592.1	579.6	593.7
Net income attributable to News Corporation stockholders per share - basic	$0.09	$0.14	$0.27	$0.87
Net income attributable to News Corporation stockholders per share - diluted	$0.09	$0.14	$0.27	$0.86
NOTE 10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. During March 2023, the Company amended and extended certain programming rights agreements. As a result, the Company has presented its commitments associated with its programming rights in the table below. The Company’s remaining commitments as of March 31, 2023 have not changed significantly from the disclosures included in the 2022 Form 10-K and the Company’s Form 10-Q for the quarter ended December 31, 2022.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2023
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Programming costs	$1,461	$377	$539	$396	$149
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $4 million and $3 million for the three months ended March 31, 2023 and 2022, respectively, and $13 million and $9 million for the nine months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $123 million. The amount to be indemnified by FOX of approximately $122 million was recorded as a receivable in Other current assets on the Balance Sheet as of March 31, 2023. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
NOTE 11. INCOME TAXES
At the end of each interim period, the Company estimates its annual effective tax rate and applies that rate to ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effects of changes in enacted tax laws or rates or tax status are recognized in the interim period in which the change occurs.
For the three months ended March 31, 2023, the Company recorded income tax expense of $32 million on pre-tax income of $91 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the nine months ended March 31, 2023, the Company recorded income tax expense of $128 million on pre-tax income of $347 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
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
The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing an audit with the Internal Revenue Service for the fiscal year ended June 30, 2018, as well as audits with certain U.S. states and foreign jurisdictions. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and its liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.
The Inflation Reduction Act (“IRA”) was signed into law on August 16, 2022. The IRA implements a 15% corporate minimum tax on corporations with over $1 billion of financial statement income, a 1% excise tax on stock repurchases and several tax incentives to promote clean energy. On December 27, 2022, the U.S. Treasury Department provided additional guidance on the corporate minimum tax and the excise tax on stock repurchases. The Company is not expected to be subject to the corporate minimum tax and it will be subject to the 1% excise tax on stock repurchases. The 1% stock repurchase excise tax is not expected to have a material impact on the Company’s results of operations.
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
The Company paid gross income taxes of $114 million and $132 million during the nine months ended March 31, 2023 and 2022, respectively, and received tax refunds of $13 million and $3 million, respectively.

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
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes, among other publications, The Australian, The Daily Telegraph, Herald Sun, The Courier Mail and The Advertiser in Australia and The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., the Company’s recently launched TalkTV in the U.K. and Storyful, a social media content agency.

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
Segment information is summarized as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions)
Revenues:
Digital Real Estate Services	$363	$416	$1,170	$1,298
Subscription Video Services	477	494	1,441	1,502
Dow Jones	529	487	1,607	1,439
Book Publishing	515	515	1,533	1,678
News Media	563	580	1,695	1,794
Other	—	—	—	—
Total revenues	$2,447	$2,492	$7,446	$7,711
Segment EBITDA:
Digital Real Estate Services	$102	$137	$349	$453
Subscription Video Services	68	79	269	279
Dow Jones	109	88	361	327
Book Publishing	61	67	151	259
News Media	34	39	111	184
Other	(54)	(52)	(162)	(148)
Depreciation and amortization	(183)	(172)	(536)	(505)
Impairment and restructuring charges	(25)	(37)	(65)	(82)
Equity losses of affiliates	(10)	(4)	(43)	(10)
Interest expense, net	(25)	(25)	(78)	(68)
Other, net	14	13	(10)	143
Income before income tax expense	91	133	347	832
Income tax expense	(32)	(29)	(128)	(199)
Net income	$59	$104	$219	$633

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2023	As of June 30, 2022
	(in millions)
Total assets:
Digital Real Estate Services	$2,887	$2,989
Subscription Video Services	2,871	3,082
Dow Jones	4,275	4,368
Book Publishing	2,720	2,651
News Media	2,182	2,115
Other(a)	1,593	1,528
Investments	506	488
Total assets	$17,034	$17,221
(a)The Other segment primarily includes Cash and cash equivalents.

	As of March 31, 2023	As of June 30, 2022
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,785	$1,823
Subscription Video Services	1,328	1,394
Dow Jones	3,310	3,346
Book Publishing	952	973
News Media	303	304
Total Goodwill and intangible assets, net	$7,678	$7,840
NOTE 13. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of March 31, 2023	As of June 30, 2022
	(in millions)
Receivables	$1,601	$1,569
Less: allowances	(61)	(67)
Receivables, net	$1,540	$1,502

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of March 31, 2023	As of June 30, 2022
	(in millions)
Royalty advances to authors	$391	$403
Retirement benefit assets	150	133
Inventory(a)	273	268
News America Marketing deferred consideration	153	142
Other	444	438
Total Other non-current assets	$1,411	$1,384
(a)Primarily consists of the non-current portion of programming rights.
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of March 31, 2023	As of June 30, 2022
	(in millions)
Royalties and commissions payable	$255	$215
Current operating lease liabilities	113	139
Allowance for sales returns	154	173
Current tax payable	14	18
Other	447	430
Total Other current liabilities	$983	$975
Other, net
The following table sets forth the components of Other, net:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
	(in millions)
Remeasurement of equity securities	$(2)	$(19)	$(16)	$—
Dividends received from equity security investments	2	8	6	18
Gain on sale of businesses(a)	—	—	—	98
Gain on remeasurement of previously-held interest	—	—	—	3
Gain on dilution of PropertyGuru investment(b)	—	15	—	15
Other	14	9	—	9
Total Other, net	$14	$13	$(10)	$143
(a)During the nine months ended March 31, 2022, REA Group acquired an 18% interest in PropertyGuru in exchange for all shares of REA Group’s entities in Malaysia and Thailand. The Company recognized a gain of $107 million on the disposition of such entities.
(b)During the three months ended March 31, 2022, PropertyGuru completed its merger with Bridgetown 2 Holdings Limited. REA Group recognized a gain of approximately $15 million resulting from its ownership dilution in the transaction. At March 31, 2022, REA Group held an ownership interest of 17.5% in PropertyGuru.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for taxes and interest:

	For the nine months ended March 31,
	2023	2022
	(in millions)
Cash paid for interest	$69	$63
Cash paid for taxes	$114	$132

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe,” “should” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s business, financial condition or results of operations, the Company’s strategy and strategic initiatives, including potential acquisitions, investments and dispositions, the Company’s cost savings initiatives, including announced headcount reductions, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A. in News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2022 (the “2022 Form 10-K”), and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation and related notes set forth in the 2022 Form 10-K.
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
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2023 and 2022. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2023 and 2022, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of March 31, 2023.
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
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes, among other publications, The Australian, The Daily Telegraph, Herald Sun, The Courier Mail and The Advertiser in Australia and The Times, The Sunday Times, The Sun and The Sun on Sunday in the U.K. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., the Company’s recently launched TalkTV in the U.K. and Storyful, a social media content agency.
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
Potential Disposition of Move
In January 2023, the Company announced that it was engaged in discussions with CoStar Group, Inc. (“CoStar”) regarding a potential sale of its subsidiary, Move. In February 2023, the Company confirmed that it is no longer engaged in these discussions with CoStar.
Russian and Ukrainian conflict
The Company takes extensive steps to ensure the safety of its journalists and other personnel in Ukraine and Russia. Despite these measures, a reporter for The Wall Street Journal was recently detained by Russian authorities while on assignment in the country. The Company has engaged legal counsel for the reporter and is working to secure his release. The Company will continue to closely monitor the situation in the region. While the Company has extremely limited business operations in, or direct exposure to, Russia or Ukraine and the conflict has not had a material impact on its business, financial condition, or results of operations to date, the Company prioritizes the health, safety and well-being of its employees and will continue to support affected employees in the region. In addition to impacts on its personnel, the conflict has broadened inflationary pressures and a further escalation or expansion of its scope or the related economic disruption could impact the Company's supply chain, further exacerbate inflation and other macroeconomic trends and have an adverse effect on its results of operations.
Announced Headcount Reduction
In response to the macroeconomic challenges facing many of the Company’s businesses, the Company continues to implement cost savings initiatives, including an expected 5% headcount reduction, or around 1,250 positions, this calendar year. Decisions regarding the elimination of positions are ongoing and assessed based on the needs of the respective businesses. The Company expects the majority of affected employees to be notified, and associated cash restructuring charges of approximately $90 million to $100 million to be recognized, in the second half of fiscal 2023. While it is still evaluating the estimated cost savings from these actions, the Company currently expects this to generate annualized gross cost savings of at least $160 million once completed, the majority of which will be reflected in fiscal 2024. See Note 4—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
See Note 3—Acquisitions in the accompanying Consolidated Financial Statements for further discussion of the acquisitions discussed above.
RESULTS OF OPERATIONS
Results of Operations—For the three and nine months ended March 31, 2023 versus the three and nine months ended March 31, 2022
The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2023 as compared to the three and nine months ended March 31, 2022.

	For the three months ended March 31,				For the nine months ended March 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$1,122	$1,099	$23	2%	$3,318	$3,248	$70	2%
Advertising	393	418	(25)	(6)%	1,263	1,342	(79)	(6)%
Consumer	495	497	(2)	—%	1,474	1,615	(141)	(9)%
Real estate	272	316	(44)	(14)%	896	988	(92)	(9)%
Other	165	162	3	2%	495	518	(23)	(4)%
Total Revenues	2,447	2,492	(45)	(2)%	7,446	7,711	(265)	(3)%
Operating expenses	(1,286)	(1,246)	(40)	(3)%	(3,853)	(3,769)	(84)	(2)%
Selling, general and administrative	(841)	(888)	47	5%	(2,514)	(2,588)	74	3%
Depreciation and amortization	(183)	(172)	(11)	(6)%	(536)	(505)	(31)	(6)%
Impairment and restructuring charges	(25)	(37)	12	32%	(65)	(82)	17	21%
Equity losses of affiliates	(10)	(4)	(6)	**	(43)	(10)	(33)	**
Interest expense, net	(25)	(25)	—	—%	(78)	(68)	(10)	(15)%
Other, net	14	13	1	8%	(10)	143	(153)	**
Income before income tax expense	91	133	(42)	(32)%	347	832	(485)	(58)%
Income tax expense	(32)	(29)	(3)	(10)%	(128)	(199)	71	36%
Net income	59	104	(45)	(43)%	219	633	(414)	(65)%
Less: Net income attributable to noncontrolling interests	(9)	(22)	13	59%	(62)	(120)	58	48%
Net income attributable to News Corporation stockholders	$50	$82	$(32)	(39)%	$157	$513	$(356)	(69)%
** not meaningful
Revenues— Revenues decreased $45 million, or 2%, and $265 million, or 3%, for the three and nine months ended March 31, 2023, respectively, as compared to the corresponding periods of fiscal 2022.
The revenue decrease for the three months ended March 31, 2023 was primarily driven by decreases at the Digital Real Estate Services segment due to lower real estate revenues, the negative impact of foreign currency fluctuations and lower financial services revenue at REA Group and at the News Media and Subscription Video Services segments primarily due to the negative impacts of foreign currency fluctuations. The decreases were partially offset by higher revenues at the Dow Jones segment primarily due to the acquisitions of OPIS and CMA. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $98 million, or 4%, for the three months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
The revenue decrease for the nine months ended March 31, 2023 was driven in part by the decrease at the Book Publishing segment primarily due to lower print and digital book sales in the U.S. market, difficult frontlist comparisons, the impact of

Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint and the negative impact of foreign currency fluctuations. The decrease was also attributable to the negative impact of foreign currency fluctuations at the News Media and Subscription Video Services segments and lower revenues at the Digital Real Estate Services segment driven by lower real estate revenues at Move, the negative impact of foreign currency fluctuations and lower financial services revenue at REA Group. These decreases were partially offset by higher revenues at the Dow Jones segment primarily due to the acquisitions of OPIS and CMA. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $422 million, or 5%, for the nine months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
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
Operating expenses— Operating expenses increased $40 million, or 3%, and $84 million, or 2%, for the three and nine months ended March 31, 2023, respectively, as compared to the corresponding periods of fiscal 2022.
The increase in operating expenses for the three months ended March 31, 2023 was primarily driven by higher expenses at the Dow Jones segment due to the impact from recent acquisitions and at the Subscription Video Services segment due to higher sports programming rights costs. The increase was also driven by the Book Publishing segment due to higher manufacturing, freight and distribution costs and the News Media segment due to the $14 million impact of higher pricing on newsprint costs and approximately $13 million of higher costs for TalkTV and other digital investments, primarily at News Corp Australia. These increases were partially offset by the positive impact of foreign currency fluctuations at the News Media, Subscription Video Services and Book Publishing segments and cost savings initiatives at the News Media segment. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $50 million, or 4%, for the three months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
The increase in operating expenses for the nine months ended March 31, 2023 was primarily driven by higher expenses at the Dow Jones segment due to the impact from recent acquisitions and higher employee costs and at the News Media segment primarily due to approximately $57 million of higher costs for TalkTV and other digital investments, primarily at News Corp Australia, and the $55 million impact of higher pricing on newsprint costs, partially offset by the positive impact of foreign currency fluctuations and cost savings initiatives. The increases were partially offset by lower operating expenses at the Subscription Video Services segment driven by the positive impact of foreign currency fluctuations, partially offset by higher sports and entertainment programming rights costs, and at the Book Publishing segment driven by the positive impact of foreign currency fluctuations and the impact of lower sales volumes, partially offset by higher manufacturing, freight and distribution costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $208 million, or 6%, for the nine months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
Selling, general and administrative— Selling, general and administrative decreased $47 million, or 5%, and $74 million, or 3%, for the three and nine months ended March 31, 2023, respectively, as compared to the corresponding periods of fiscal 2022.
The decrease in selling, general and administrative for the three months ended March 31, 2023 was driven by the positive impact of foreign currency fluctuations across segments, lower expenses at the Digital Real Estate Services and Subscription Video Services segments due to lower discretionary costs at Move and Foxtel, respectively, and lower expenses at the Dow Jones segment due to the absence of $15 million in OPIS-related transaction costs incurred in the corresponding period of fiscal 2022, partially offset by higher expenses driven by recent acquisitions. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $35 million, or 4%, for the three months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
The decrease in selling, general and administrative for the nine months ended March 31, 2023 was primarily driven by the positive impact of foreign currency fluctuations across segments and lower employee costs at the Book Publishing segment. This impact was partially offset by higher expenses at the Dow Jones segment due to the impact of recent acquisitions, partially offset by the absence of $19 million in OPIS-related transaction costs incurred in the corresponding period of fiscal 2022, at the News Media segment driven by higher employee and marketing costs, partially offset by cost savings initiatives, and at the Other segment due to higher equity-based compensation costs largely related to stock price performance and $10 million of one-time costs related to the professional fees incurred by the Special Committee and the Company in connection with evaluating the proposal from the Murdoch Family Trust. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $148 million, or 6%, for the nine months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
Depreciation and amortization— Depreciation and amortization expense increased $11 million, or 6%, and $31 million, or 6%, for the three and nine months ended March 31, 2023, respectively, as compared to the corresponding periods of fiscal 2022, primarily driven by higher amortization expense resulting from the Company’s recent acquisitions. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $7 million, or 4%, and $28 million, or 6%, for the three and nine months ended March 31, 2023, respectively, as compared to the corresponding periods of fiscal 2022.
Impairment and restructuring charges— During the three and nine months ended March 31, 2023, the Company recorded restructuring charges of $25 million and $65 million, respectively. During the three and nine months ended March 31, 2022, the Company recorded restructuring charges of $22 million and $67 million, respectively.
During the three and nine months ended March 31, 2022, the Company recognized non-cash impairment charges of $15 million related to the write-down of fixed assets associated with the shutdown and sale of certain U.S. printing facilities at the Dow Jones segment.
See Note 4—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Equity losses of affiliates— Equity losses of affiliates increased by $6 million and $33 million for the three and nine months ended March 31, 2023, respectively, as compared to the corresponding periods of fiscal 2022, primarily due to losses from an investment in an Australian sports wagering venture. See Note 5—Investments in the accompanying Consolidated Financial Statements.
Interest expense, net— Interest expense, net was flat and increased by $10 million for the three and nine months ended March 31, 2023, respectively, as compared to the corresponding periods of fiscal 2022. The increase in the nine months ended March 31, 2023 was primarily driven by the issuance of $500 million of senior notes due 2032 in the third quarter of fiscal 2022 (the “2022 Senior Notes”) and the incurrence of $500 million in loans under a new unsecured term loan A credit facility (the “Term A Facility” and the loans under the Term A Facility are collectively referred to as “Term A Loans”) in March 2022. See Note 6—Borrowings in the accompanying Consolidated Financial Statements.
Other, net— Other, net increased by $1 million, or 8%, and decreased by $153 million for the three and nine months ended March 31, 2023, respectively, as compared to the corresponding periods of fiscal 2022. The decrease in the nine month period was primarily due to the absence of REA Group’s gain on disposition of its entities in Malaysia and Thailand recognized in the first quarter of fiscal 2022. See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense— For the three months ended March 31, 2023, the Company recorded income tax expense of $32 million on pre-tax income of $91 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the nine months ended March 31, 2023, the Company recorded income tax expense of $128 million on pre-tax income of $347 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the three months ended March 31, 2022, the Company recorded income tax expense of $29 million on pre-tax income of $133 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates offset by the reversal of valuation allowances related to certain deferred tax assets.
For the nine months ended March 31, 2022, the Company recorded income tax expense of $199 million on pre-tax income of $832 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates offset by the reversal of valuation allowances related to certain deferred tax assets and the lower tax impact related to the sale of REA Group’s Malaysia and Thailand businesses.

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
Net income—Net income for the three and nine months ended March 31, 2023 was $59 million and $219 million, respectively, compared to net income of $104 million and $633 million for the corresponding periods of fiscal 2022.
Net income for the three months ended March 31, 2023 decreased by $45 million, or 43%, as compared to the corresponding period of fiscal 2022, primarily driven by lower Total Segment EBITDA, higher depreciation and amortization and higher losses from equity affiliates, partially offset by lower impairment and restructuring charges.
Net income for the nine months ended March 31, 2023 decreased by $414 million, or 65%, as compared to the corresponding period of fiscal 2022, primarily driven by lower Total Segment EBITDA and Other, net, higher losses from equity affiliates and higher depreciation and amortization, partially offset by lower income tax expense.
Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests decreased by $13 million, or 59%, and $58 million, or 48%, for the three and nine months ended March 31, 2023, respectively, as compared to the corresponding periods of fiscal 2022. The decrease in both the three and nine month periods was primarily driven by lower earnings at REA Group, with the nine month period being impacted by the absence of the $107 million gain from the disposition of its entities in Malaysia and Thailand recognized in the first quarter of fiscal 2022.
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

The following table reconciles Net income to Total Segment EBITDA for the three and nine months ended March 31, 2023 and 2022:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
(in millions)
Net income	$59	$104	$219	$633
Add:
Income tax expense	32	29	128	199
Other, net	(14)	(13)	10	(143)
Interest expense, net	25	25	78	68
Equity losses of affiliates	10	4	43	10
Impairment and restructuring charges	25	37	65	82
Depreciation and amortization	183	172	536	505
Total Segment EBITDA	$320	$358	$1,079	$1,354
The following tables set forth the Company’s Revenues and Segment EBITDA by reportable segment for the three and nine months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023		2022
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$363	$102	$416	$137
Subscription Video Services	477	68	494	79
Dow Jones	529	109	487	88
Book Publishing	515	61	515	67
News Media	563	34	580	39
Other	—	(54)	—	(52)
Total	$2,447	$320	$2,492	$358

	For the nine months ended March 31,
	2023		2022
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$1,170	$349	$1,298	$453
Subscription Video Services	1,441	269	1,502	279
Dow Jones	1,607	361	1,439	327
Book Publishing	1,533	151	1,678	259
News Media	1,695	111	1,794	184
Other	—	(162)	—	(148)
Total	$7,446	$1,079	$7,711	$1,354

Digital Real Estate Services (16% and 17% of the Company’s consolidated revenues in the nine months ended March 31, 2023 and 2022, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$3	$3	$—	—%	$9	$9	$—	—%
Advertising	35	33	2	6%	103	99	4	4%
Real estate	272	316	(44)	(14)%	896	988	(92)	(9)%
Other	53	64	(11)	(17)%	162	202	(40)	(20)%
Total Revenues	363	416	(53)	(13)%	1,170	1,298	(128)	(10)%
Operating expenses	(48)	(48)	—	—%	(156)	(155)	(1)	(1)%
Selling, general and administrative	(213)	(231)	18	8%	(665)	(690)	25	4%
Segment EBITDA	$102	$137	$(35)	(26)%	$349	$453	$(104)	(23)%
For the three months ended March 31, 2023, revenues at the Digital Real Estate Services segment decreased $53 million, or 13%, as compared to the corresponding period of fiscal 2022. Revenues at Move decreased $29 million, or 17%, to $141 million for the three months ended March 31, 2023 from $170 million in the corresponding period of fiscal 2022, primarily driven by the continued impact of the macroeconomic environment on the housing market, including higher interest rates. The market downturn resulted in lower lead volumes, which decreased 30%, and lower transaction volumes. Revenues from the referral model, which includes the ReadyConnect Concierge℠ product, and the traditional lead generation product decreased due to these factors, partially offset by improved lead optimization. Revenues from the referral model generated approximately 23% of total Move revenues for the three months ended March 31, 2023 as compared to approximately 28% for the corresponding period of fiscal 2022. At REA Group, revenues decreased $24 million, or 10%, to $222 million for the three months ended March 31, 2023 from $246 million in the corresponding period of fiscal 2022, primarily due to the $13 million negative impact of foreign currency fluctuations, lower Australian residential revenues due to a decrease in national listings and lower financial services revenue driven by lower settlements. The decreases were partially offset by price increases, increased penetration of Premiere Plus, increased depth penetration for Australian residential products and higher revenues at REA India.
For the three months ended March 31, 2023, Segment EBITDA at the Digital Real Estate Services segment decreased $35 million, or 26%, as compared to the corresponding period of fiscal 2022, mainly driven by the lower revenues discussed above, the $5 million, or 4%, negative impact of foreign currency fluctuations and higher costs at REA India, partially offset by lower discretionary costs at Move.
For the nine months ended March 31, 2023, revenues at the Digital Real Estate Services segment decreased $128 million, or 10%, as compared to the corresponding period of fiscal 2022. Revenues at REA Group decreased $65 million, or 8%, to $714 million for the nine months ended March 31, 2023 from $779 million in the corresponding period of fiscal 2022, primarily driven by the $59 million negative impact of foreign currency fluctuations. The impact of lower national listings on residential products and lower financial services revenue driven by lower settlements were largely offset by price increases, increased depth penetration for Australian residential and commercial products, increased penetration of Premiere Plus and higher revenues at REA India. Revenues at Move decreased $63 million, or 12%, to $456 million for the nine months ended March 31, 2023 from $519 million in the corresponding period of fiscal 2022, primarily driven by the continued impact of the macroeconomic environment on the housing market, including higher interest rates. The market downturn resulted in lower lead volumes, which decreased 33%, and lower transaction volumes. Revenues from the referral model, which includes the ReadyConnect Concierge℠ product, and the traditional lead generation product decreased due to these factors, partially offset by improved lead optimization. Revenues from the referral model generated approximately 27% of total Move revenues for the nine months ended March 31, 2023 as compared to approximately 30% in the corresponding period of fiscal 2022.
For the nine months ended March 31, 2023, Segment EBITDA at the Digital Real Estate Services segment decreased $104 million, or 23%, as compared to the corresponding period of fiscal 2022, primarily due to the lower revenues discussed above, the $27 million, or 6%, negative impact of foreign currency fluctuations and higher costs at REA India, partially offset by lower broker commissions at REA Group.

Subscription Video Services (19% of the Company’s consolidated revenues in both the nine months ended March 31, 2023 and 2022)

	For the three months ended March 31,				For the nine months ended March 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$419	$434	$(15)	(3)%	$1,249	$1,307	$(58)	(4)%
Advertising	49	51	(2)	(4)%	160	165	(5)	(3)%
Other	9	9	—	—%	32	30	2	7%
Total Revenues	477	494	(17)	(3)%	1,441	1,502	(61)	(4)%
Operating expenses	(323)	(316)	(7)	(2)%	(921)	(937)	16	2%
Selling, general and administrative	(86)	(99)	13	13%	(251)	(286)	35	12%
Segment EBITDA	$68	$79	$(11)	(14)%	$269	$279	$(10)	(4)%
For the three months ended March 31, 2023, revenues at the Subscription Video Services segment decreased $17 million, or 3%, as compared to the corresponding period of fiscal 2022 due to the negative impact of foreign currency fluctuations. The $26 million increase in streaming revenues, primarily due to increased volume and pricing at Kayo and BINGE, more than offset lower residential subscription revenues resulting from fewer residential broadcast subscribers. Foxtel Group streaming subscription revenues represented approximately 26% of total circulation and subscription revenues for the three months ended March 31, 2023 as compared to 20% in the corresponding period of fiscal 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $28 million, or 5%, for the three months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
For the three months ended March 31, 2023, Segment EBITDA decreased $11 million, or 14%, as compared to the corresponding period of fiscal 2022, including the $4 million, or 5%, negative impact of foreign currency fluctuations. Higher sports programming rights costs due to contractual increases and enhanced digital rights were partially offset by the revenue drivers discussed above and lower marketing and transmission costs.
For the nine months ended March 31, 2023, revenues at the Subscription Video Services segment decreased $61 million, or 4%, as compared to the corresponding period of fiscal 2022 due to the negative impact of foreign currency fluctuations. The $89 million increase in streaming revenues, primarily due to increased volume and pricing at Kayo and BINGE, and the $24 million increase in commercial subscription revenues due to the absence of COVID-19 related restrictions imposed in fiscal 2022 more than offset lower residential subscription revenues resulting from fewer residential broadcast subscribers. Foxtel Group streaming subscription revenues represented approximately 26% of total circulation and subscription revenues for the nine months ended March 31, 2023 as compared to 19% in the corresponding period of fiscal 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $120 million, or 8%, for the nine months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
For the nine months ended March 31, 2023, Segment EBITDA decreased $10 million, or 4%, as compared to the corresponding period of fiscal 2022 due to the $23 million, or 9%, negative impact of foreign currency fluctuations. Higher sports programming rights and production costs due to contractual increases, enhanced digital rights and the timing of sporting events, primarily motorsports, and higher entertainment programming rights costs due to the availability of content were more than offset by the revenue drivers discussed above and lower transmission costs.

The following tables provide information regarding certain key performance indicators for the Foxtel Group, the primary reporting unit within the Subscription Video Services segment, as of and for the three and nine months ended March 31, 2023 and 2022 (see the Company’s 2022 Form 10-K for further detail regarding these performance indicators):

	As of March 31,
	2023	2022
	(in 000's)
Broadcast Subscribers
Residential(a)	1,369	1,522
Commercial(b)	233	240
Streaming Subscribers (Total (Paid))(c)
Kayo	1,332 (1,309 paid)	1,209 (1,151 paid)
BINGE	1,529 (1,484 paid)	1,305 (1,212 paid)
Foxtel Now	178 (171 paid)	215 (206 paid)

Total Subscribers (Total (Paid))(d)	4,662 (4,585 paid)	4,509 (4,338 paid)

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
Broadcast ARPU(e)	A$84 (US$57)	A$82 (US$59)	A$83 (US$56)	A$82 (US$60)
Broadcast Subscriber Churn(f)	12.3%	14.3%	13.2%	13.8%
(a)    Subscribing households throughout Australia as of March 31, 2023 and 2022.
(b)    Commercial subscribers throughout Australia as of March 31, 2023 and 2022. Commercial subscribers are calculated as residential equivalent business units and are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year.
(c)    Total and Paid subscribers for the applicable streaming service as of March 31, 2023 and 2022. Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)    Total subscribers consists of Foxtel Group’s broadcast and streaming services listed above and its news aggregation streaming service.
(e)    Average monthly broadcast residential subscription revenue per user (excluding Optus) (Broadcast ARPU) for the three and nine months ended March 31, 2023 and 2022.
(f)    Broadcast residential subscriber churn rate (excluding Optus) (Broadcast Subscriber Churn) for the three and nine months ended March 31, 2023 and 2022. Broadcast subscriber churn represents the number of residential subscribers whose service is disconnected, expressed as a percentage of the average total number of residential subscribers, presented on an annual basis.
Dow Jones (21% and 19% of the Company’s consolidated revenues in the nine months ended March 31, 2023 and 2022, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$426	$377	$49	13%	$1,257	$1,082	$175	16%
Advertising	88	102	(14)	(14)%	313	333	(20)	(6)%
Other	15	8	7	88%	37	24	13	54%
Total Revenues	529	487	42	9%	1,607	1,439	168	12%
Operating expenses	(234)	(208)	(26)	(13)%	(704)	(600)	(104)	(17)%
Selling, general and administrative	(186)	(191)	5	3%	(542)	(512)	(30)	(6)%
Segment EBITDA	$109	$88	$21	24%	$361	$327	$34	10%
For the three months ended March 31, 2023, revenues at the Dow Jones segment increased $42 million, or 9%, as compared to the corresponding period of fiscal 2022, primarily due to higher circulation and subscription revenues driven by the $27 million and $19 million impacts from the acquisitions of OPIS and CMA in the third and fourth quarters of fiscal 2022, respectively, partially offset by the decrease in advertising revenues. Digital revenues at the Dow Jones segment represented 79% of total revenues for the three months ended March 31, 2023, as compared to 76% in the corresponding period of fiscal 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $4 million for the three months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
For the nine months ended March 31, 2023, revenues at the Dow Jones segment increased $168 million, or 12%, as compared to the corresponding period of fiscal 2022, primarily due to higher circulation and subscription revenues driven by the $97 million and $55 million impacts from the acquisitions of OPIS and CMA in the third and fourth quarters of fiscal 2022, respectively, partially offset by the decrease in advertising revenues. Digital revenues at the Dow Jones segment represented 78% of total revenues for the nine months ended March 31, 2023, as compared to 74% in the corresponding period of fiscal 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $19 million, or 1%, for the nine months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
Circulation and subscription revenues

	For the three months ended March 31,				For the nine months ended March 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$231	$236	$(5)	(2)%	$697	$685	$12	2%
Professional information business	195	141	54	38%	560	397	163	41%
Total circulation and subscription revenues	$426	$377	$49	13%	$1,257	$1,082	$175	16%
Circulation and subscription revenues increased $49 million, or 13%, during the three months ended March 31, 2023 as compared to the corresponding period of fiscal 2022. Professional information business revenues increased $54 million, or 38%, primarily driven by the acquisitions of OPIS and CMA and the $9 million increase in Risk & Compliance revenues. Circulation and other revenues decreased $5 million, or 2%, driven by print circulation declines and lower revenues from IBD, partially offset by growth in digital-only subscriptions, primarily at The Wall Street Journal. Digital revenues represented 69% of circulation revenue for the three months ended March 31, 2023, as compared to 68% in the corresponding period of fiscal 2022.
Circulation and subscription revenues increased $175 million, or 16%, during the nine months ended March 31, 2023 as compared to the corresponding period of fiscal 2022. Professional information business revenues increased $163 million, or 41%, primarily driven by the acquisitions of OPIS and CMA and the $19 million increase in Risk & Compliance revenues. Circulation and other revenues increased $12 million, or 2%, driven by growth in digital-only subscriptions, primarily at The Wall Street Journal, partially offset by print circulation declines. Digital revenues represented 69% of circulation revenue for the nine months ended March 31, 2023, as compared to 67% in the corresponding period of fiscal 2022.
The following table summarizes average daily consumer subscriptions during the three months ended March 31, 2023 and 2022 for select publications and for all consumer subscription products.(a)

	For the three months ended March 31(b),
	2023	2022	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	3,299	3,036	263	9%
Total subscriptions	3,888	3,718	170	5%
Barron’s Group(d)
Digital-only subscriptions(c)	969	810	159	20%
Total subscriptions	1,128	1,008	120	12%
Total Consumer(e)
Digital-only subscriptions(c)	4,347	3,941	406	10%
Total subscriptions	5,117	4,848	269	6%
(a)Based on internal data for the periods from January 2, 2023 through April 2, 2023 and December 27, 2021 through March 27, 2022, respectively, with independent verification procedures performed by PricewaterhouseCoopers LLP UK.

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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
Advertising revenues
Advertising revenues decreased $14 million, or 14%, during the three months ended March 31, 2023 as compared to the corresponding period of fiscal 2022, mainly driven by the $11 million decrease in digital advertising revenues primarily due to lower advertising spend within the technology sector and the $3 million decrease in print advertising revenues primarily at The Wall Street Journal due to lower advertising spend within the technology and finance sectors. Digital advertising represented 59% of advertising revenue for the three months ended March 31, 2023, as compared to 62% in the corresponding period of fiscal 2022.
Advertising revenues decreased $20 million, or 6%, during the nine months ended March 31, 2023 as compared to the corresponding period of fiscal 2022, driven by the $13 million decrease in print advertising revenues primarily at The Wall Street Journal due to lower advertising spend within the finance and technology sectors and the $7 million decrease in digital advertising revenues primarily due to lower advertising spend within the technology sector. Digital advertising represented 61% of advertising revenue for the nine months ended March 31, 2023, as compared to 59% in the corresponding period of fiscal 2022.
Segment EBITDA
For the three months ended March 31, 2023, Segment EBITDA at the Dow Jones segment increased $21 million, or 24%, as compared to the corresponding period of fiscal 2022, including the $9 million and $8 million contributions from the acquisitions of OPIS and CMA, respectively, primarily due to the increase in revenues discussed above and the absence of $15 million of OPIS-related transaction costs incurred in the corresponding period of fiscal 2022, partially offset by $21 million of higher employee costs due to recent acquisitions and $6 million of higher marketing costs, partly due to the increase in the number of in-person conferences and events.
For the nine months ended March 31, 2023, Segment EBITDA at the Dow Jones segment increased $34 million, or 10%, as compared to the corresponding period of fiscal 2022, including the $33 million and $21 million contributions from the acquisitions of OPIS and CMA, respectively, primarily due to the increase in revenues discussed above and the absence of $19 million of OPIS-related transaction costs incurred in the corresponding period of fiscal 2022, partially offset by $99 million of higher employee costs primarily due to recent acquisitions and $19 million of higher marketing costs.
Book Publishing (21% and 22% of the Company’s consolidated revenues in the nine months ended March 31, 2023 and 2022, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$495	$497	$(2)	—%	$1,474	$1,615	$(141)	(9)%
Other	20	18	2	11%	59	63	(4)	(6)%
Total Revenues	515	515	—	—%	1,533	1,678	(145)	(9)%
Operating expenses	(365)	(359)	(6)	(2)%	(1,123)	(1,137)	14	1%
Selling, general and administrative	(89)	(89)	—	—%	(259)	(282)	23	8%
Segment EBITDA	$61	$67	$(6)	(9)%	$151	$259	$(108)	(42)%

For the three months ended March 31, 2023, revenues at the Book Publishing segment were flat as compared to the corresponding period of fiscal 2022, as higher sales of Christian Publishing titles were offset by the negative impact of foreign currency fluctuations. Digital sales decreased by 3% as compared to the corresponding period of fiscal 2022 driven by lower e-book sales. Digital sales represented approximately 23% of consumer revenues, which was in line with the corresponding period of fiscal 2022, and backlist sales represented approximately 60% of total revenues during the three months ended March 31, 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $11 million, or 2%, for the three months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
For the three months ended March 31, 2023, Segment EBITDA at the Book Publishing segment decreased $6 million, or 9%, as compared to the corresponding period of fiscal 2022, primarily due to higher manufacturing, freight and distribution costs related to ongoing supply chain, inventory and inflationary pressures, partially offset by lower employee costs. These supply chain, inventory and inflationary pressures are expected to continue to impact the business in the near term. To mitigate these pressures, the Company has implemented price increases, begun to reduce headcount and continues to evaluate its cost base.
For the nine months ended March 31, 2023, revenues at the Book Publishing segment decreased $145 million, or 9%, as compared to the corresponding period of fiscal 2022, primarily driven by lower print and digital book sales primarily in the U.S. market, difficult frontlist comparisons, Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint, which negatively impacted print book sales, and the negative impact of foreign currency fluctuations. Digital sales decreased by 2% as compared to the corresponding period of fiscal 2022 due to lower e-book sales, partially offset by growth in downloadable audiobooks. Digital sales represented approximately 22% of consumer revenues, as compared to 20% in the corresponding period of fiscal 2022, and backlist sales represented approximately 60% of total revenues during the nine months ended March 31, 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $55 million, or 4%, for the nine months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
For the nine months ended March 31, 2023, Segment EBITDA at the Book Publishing segment decreased $108 million, or 42%, as compared to the corresponding period of fiscal 2022, primarily due to the lower revenues discussed above and higher manufacturing, freight and distribution costs related to ongoing supply chain, inventory and inflationary pressures, partially offset by lower costs due to lower sales volumes and lower employee costs.
News Media (23% of the Company’s consolidated revenues in both the nine months ended March 31, 2023 and 2022)

	For the three months ended March 31,				For the nine months ended March 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$274	$285	$(11)	(4)%	$803	$850	$(47)	(6)%
Advertising	221	232	(11)	(5)%	687	745	(58)	(8)%
Other	68	63	5	8%	205	199	6	3%
Total Revenues	563	580	(17)	(3)%	1,695	1,794	(99)	(6)%
Operating expenses	(316)	(315)	(1)	—%	(949)	(940)	(9)	(1)%
Selling, general and administrative	(213)	(226)	13	6%	(635)	(670)	35	5%
Segment EBITDA	$34	$39	$(5)	(13)%	$111	$184	$(73)	(40)%
Revenues at the News Media segment decreased $17 million, or 3%, for the three months ended March 31, 2023 as compared to the corresponding period of fiscal 2022. Advertising revenues decreased $11 million as compared to the corresponding period of fiscal 2022, driven by the $15 million negative impact of foreign currency fluctuations, partially offset by digital advertising growth at News UK and print advertising growth at News Corp Australia. Circulation and subscription revenues decreased $11 million as compared to the corresponding period of fiscal 2022, driven by the $21 million negative impact of foreign currency fluctuations, as the decline in print volumes was more than offset by cover price increases and digital subscriber growth across key mastheads. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $42 million, or 7%, for the three months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
Segment EBITDA at the News Media segment decreased by $5 million, or 13%, for the three months ended March 31, 2023 as compared to the corresponding period of fiscal 2022, including the $4 million, or 10%, negative impact of foreign currency fluctuations, primarily due to the lower revenues discussed above, the $14 million impact of higher pricing on newsprint costs and approximately $13 million of higher costs related to TalkTV and other digital investments, primarily at News Corp Australia, partially offset by cost savings initiatives. Newsprint, production and distribution costs are expected to be higher in fiscal 2023 than the prior year due to supply chain and inflationary pressures, partially offset by the Company’s continued transition to digital products.
Revenues at the News Media segment decreased $99 million, or 6%, for the nine months ended March 31, 2023 as compared to the corresponding period of fiscal 2022. Advertising revenues decreased $58 million as compared to the corresponding period of fiscal 2022, driven by the $64 million negative impact of foreign currency fluctuations. Digital advertising growth at News UK and print advertising growth at News Corp Australia were partially offset by the decline in print advertising at News UK. Circulation and subscription revenues decreased $47 million as compared to the corresponding period of fiscal 2022, driven by the $84 million negative impact of foreign currency fluctuations, as cover price increases, digital subscriber growth across key mastheads and higher content licensing revenues, primarily at News Corp Australia, were partially offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $169 million, or 10%, for the nine months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
Segment EBITDA at the News Media segment decreased by $73 million, or 40%, for the nine months ended March 31, 2023 as compared to the corresponding period of fiscal 2022, including the $11 million, or 6%, negative impact of foreign currency fluctuations, primarily due to the lower revenues discussed above, approximately $57 million of higher costs related to TalkTV and other digital investments, primarily at News Corp Australia, the $55 million impact of higher pricing on newsprint costs and higher employee and marketing costs, partially offset by cost savings initiatives.
News Corp Australia
Revenues were $242 million for the three months ended March 31, 2023, a decrease of $13 million, or 5%, compared to revenues of $255 million in the corresponding period of fiscal 2022. Circulation and subscription revenues decreased $7 million due to the $7 million negative impact of foreign currency fluctuations, as print volume declines were offset by cover price increases and digital subscriber growth. Advertising revenues decreased $6 million due to the $6 million negative impact of foreign currency fluctuations, as lower digital advertising revenues were offset by higher print advertising revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $15 million, or 6%, for the three months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
Revenues were $749 million for the nine months ended March 31, 2023, a decrease of $47 million, or 6%, compared to revenues of $796 million in the corresponding period of fiscal 2022. Circulation and subscription revenues decreased $23 million due to the $27 million negative impact of foreign currency fluctuations and print volume declines, partially offset by cover price increases, digital subscriber growth and higher content licensing revenues. Advertising revenues decreased $21 million due to the $26 million negative impact of foreign currency fluctuations and lower digital advertising revenues, partially offset by higher print advertising revenues, as the first quarter of fiscal 2022 was impacted by COVID-19 related restrictions within certain states. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $61 million, or 8%, for the nine months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
News UK
Revenues were $235 million for the three months ended March 31, 2023, a decrease of $9 million, or 4%, as compared to revenues of $244 million in the corresponding period of fiscal 2022. Circulation and subscription revenues decreased $9 million due to the $14 million negative impact of foreign currency fluctuations and print volume declines, partially offset by cover price increases and digital subscriber growth. Advertising revenues were flat due to the $6 million negative impact of foreign currency fluctuations and lower print advertising revenues offset by higher digital advertising revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $23 million, or 10%, for the three months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.
Revenues were $694 million for the nine months ended March 31, 2023, a decrease of $57 million, or 8%, as compared to revenues of $751 million in the corresponding period of fiscal 2022. Circulation and subscription revenues decreased $30 million due to the $57 million negative impact of foreign currency fluctuations and print volume declines, partially offset by cover price increases and digital subscriber growth. Advertising revenues decreased $19 million due to the $25 million negative impact of foreign currency fluctuations and lower print advertising revenues, partially offset by higher digital advertising revenues, mainly at The Sun. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $93 million, or 13%, for the nine months ended March 31, 2023 as compared to the corresponding period of fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of March 31, 2023, the Company’s cash and cash equivalents were $1.7 billion. The Company also has available borrowing capacity under its new revolving credit facility (the “Revolving Facility”) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of March 31, 2023, the Company’s consolidated assets included $858 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $89 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.
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
Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The Repurchase Program replaces the Company’s $500 million Class A Common Stock repurchase program approved by the Board of Directors in May 2013. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of March 31, 2023, the remaining authorized amount under the Repurchase Program was approximately $623 million.
Stock repurchases commenced on November 9, 2021. During the three and nine months ended March 31, 2023, the Company repurchased and subsequently retired 0.8 million and 7.7 million shares, respectively, of Class A Common Stock for approximately $14 million and $129 million, respectively, and 0.4 million and 3.9 million shares, respectively, of Class B Common Stock for approximately $6 million and $65 million, respectively. During the three and nine months ended March 31, 2022, the Company repurchased and subsequently retired 2.5 million and 3.9 million shares, respectively, of Class A Common Stock for approximately $54 million and $85 million, respectively, and 1.2 million and 1.9 million shares, respectively, of Class B Common Stock for approximately $27 million and $42 million, respectively. See Note 7—Equity in the accompanying Consolidated Financial Statements.
Dividends
In February 2023, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on April 12, 2023 to stockholders of record as of March 15, 2023. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—For the nine months ended March 31, 2023 versus the nine months ended March 31, 2022
Net cash provided by operating activities for the nine months ended March 31, 2023 and 2022 was as follows (in millions):

For the nine months ended March 31,	2023	2022
Net cash provided by operating activities	$670	$1,030
Net cash provided by operating activities decreased by $360 million for the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022. The decrease was primarily due to lower Total Segment EBITDA and higher working capital, partially offset by lower restructuring and tax payments.
Net cash used in investing activities for the nine months ended March 31, 2023 and 2022 was as follows (in millions):

For the nine months ended March 31,	2023	2022
Net cash used in investing activities	$(440)	$(1,554)
Net cash used in investing activities decreased by $1,114 million for the nine months ended March 31, 2023, as compared to the nine months ended March 31, 2022. During the nine months ended March 31, 2023, the Company used $350 million of cash for capital expenditures, of which $118 million related to Foxtel, and $120 million for investments and acquisitions. During the nine months ended March 31, 2022, the Company used $1,266 million of cash for investments and acquisitions, of which $1,146 million related to the acquisition of OPIS on February 28, 2022, and $315 million of cash for capital expenditures, of which $125 million related to Foxtel.
Net cash (used in) provided by financing activities for the nine months ended March 31, 2023 and 2022 was as follows (in millions):

For the nine months ended March 31,	2023	2022
Net cash (used in) provided by financing activities	$(382)	$174
Net cash used in financing activities was $382 million for the nine months ended March 31, 2023, as compared to net cash provided by financing activities of $174 million for the nine months ended March 31, 2022. During the nine months ended March 31, 2023, the Company had $506 million of borrowing repayments, primarily related to Foxtel’s U.S. private placement senior unsecured notes that matured in July 2022, $196 million of stock repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program and dividend payments of $116 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities was partially offset by new borrowings of $434 million related to Foxtel.
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
The following table presents a reconciliation of net cash provided by operating activities to free cash flow and free cash flow available to News Corporation:

	For the nine months ended March 31,
	2023	2022
	(in millions)
Net cash provided by operating activities	$670	$1,030
Less: Capital expenditures	(350)	(315)
Free cash flow	320	715
Less: REA Group free cash flow	(153)	(184)
Plus: Cash dividends received from REA Group	91	87
Free cash flow available to News Corporation	$258	$618
Free cash flow in the nine months ended March 31, 2023 was $320 million compared to $715 million in the prior year. The decrease was primarily due to lower cash provided by operating activities and higher capital expenditures, as discussed above.
Free cash flow available to News Corporation in the nine months ended March 31, 2023 was $258 million compared to $618 million in the prior year. The decline was primarily due to lower free cash flow as discussed above.
Borrowings
As of March 31, 2023, the Company, certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $3.0 billion, including the current portion. Both the Foxtel Group and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.
News Corp Borrowings
As of March 31, 2023, the Company had (i) borrowings of $1,981 million, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans and (ii) $750 million of undrawn commitments available under the Revolving Facility.
Foxtel Group Borrowings
As of March 31, 2023, the Foxtel Debt Group had (i) borrowings of approximately $747 million, including the full drawdown of its 2019 Term Loan Facility, amounts outstanding under the 2019 Credit Facility and 2017 Working Capital Facility, its outstanding U.S. private placement senior unsecured notes and amounts outstanding under the Telstra Facility (described below) and (ii) total undrawn commitments of A$161 million available under the 2017 Working Capital Facility and 2019 Credit Facility.
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
REA Group Borrowings
As of March 31, 2023, REA Group had (i) borrowings of approximately $212 million, consisting of amounts outstanding under its 2022 Credit Facility and (ii) A$281 million of undrawn commitments available under its 2022 Credit Facility.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at March 31, 2023.
See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including additional information about interest rates, maturities and covenants related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. During March 2023, the Company amended and extended certain programming rights agreements. As a result, the Company has presented its commitments associated with its programming rights in the table below. The Company’s remaining commitments as of March 31, 2023 have not changed significantly from the disclosures included in the 2022 Form 10-K and the Company’s Form 10-Q for the quarter ended December 31, 2022.

	As of March 31, 2023
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Programming costs	$1,461	$377	$539	$396	$149
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
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table details the Company’s monthly share repurchases during the three months ended March 31, 2023:

	Total Number of Shares Purchased - Class A(a)	Total Number of Shares Purchased - Class B(a)	Average Price Paid Per Share - Class A(b)	Average Price Paid Per Share - Class B(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	(in millions, except per share amounts)
January 2, 2023 - January 29, 2023	—	—	$—	$—	—	$643
January 30, 2023 - March 5, 2023	0.1	0.1	$17.10	$17.25	0.2	$640
March 6, 2023 - April 2, 2023	0.7	0.3	$16.32	$16.44	1.0	$623
Total	0.8	0.4	$16.44	$16.57	1.2
(a)     The Company has not made any repurchases of Common Stock other than in connection with the publicly announced stock repurchase program described above.
(b)     Amounts exclude taxes, fees, commissions or other costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 11, 2023, the Company and Robert Thomson, Chief Executive Officer of the Company, entered into an Amended and Restated Employment Agreement, effective as of July 1, 2023 (the “Amended and Restated Thomson Agreement”). The Amended and Restated Thomson Agreement extends Mr. Thomson’s term of employment until June 30, 2027.
The new contract provides no increase whatsoever in target compensation in fiscal 2024, which will continue unchanged fiscal 2023 target compensation granted under his expiring four-year contract, with approximately 82% “at risk.” The Amended and Restated Thomson Agreement provides for (i) an annual base salary of $3,000,000; (ii) an annual bonus with a target of $5,000,000; and (iii) an annual long-term equity incentive (the “Equity Bonus”) with a target of $9,000,000 for fiscal 2024 and $10,500,000 beginning with fiscal 2025, with approximately 84% “at risk.” At least $1,000,000 of the Equity Bonus target shall be solely based on the achievement of relative total stockholder return. All bonus payments and equity grants are subject to the Company’s claw-back policies.
If Mr. Thomson’s employment is terminated by the Company other than for cause (as defined in the Amended and Restated Thomson Agreement), death or disability or by Mr. Thomson for Good Reason (as defined in the Amended and Restated Thomson Agreement), the Amended and Restated Thomson Agreement continues to provide that Mr. Thomson will receive (i) continued payment of his then-current base salary and annual bonus for two years after the date of termination (with the annual bonus to be based on the then-current target); (ii) a pro rata portion of the annual bonus he would have earned for the fiscal year of termination had no termination occurred (a “Pro-rated Annual Bonus”); and (iii) continued vesting of any equity incentive awards granted prior to the date of termination in the same manner as though Mr. Thomson continued to be employed for two years after the date of termination. If Mr. Thomson’s employment is terminated due to his death or disability, he or his surviving spouse or estate, as applicable, would be entitled to: (i) salary continuation for 12 months; (ii) any Pro-rated Annual Bonus; and (iii) treatment of his outstanding equity incentive awards pursuant to the terms of applicable plan documents. Mr. Thomson’s salary continuation is payable during any period of disability for a period not to exceed 12 months. If, following the completion of the term under the Amended and Restated Thomson Agreement on June 30, 2027, Mr. Thomson is not offered a new employment agreement by the Company on terms at least as favorable to him as the terms set forth in the Amended and Restated Thomson Agreement, and Mr. Thomson is subsequently terminated without cause, then he will be entitled to receive the payments and benefits summarized above with respect to a termination other than for cause (using the same base salary and target annual bonus as in effect immediately prior to the expiration of the term on June 30, 2027), and he will be eligible to continue to vest in any equity incentive awards granted to him during the term of his employment. Payment of any compensation or benefits upon termination is subject to Mr. Thomson’s execution of the Company’s then-standard separation agreement and general release and continued compliance with the terms therein. The Amended and Restated Thomson Agreement continues to have confidentiality, non-competition and other covenants to protect the Company.
In addition, the Amended and Restated Thomson Agreement provides that, if Mr. Thomson is entitled to receive any “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), in connection with a change in control, those payments will either be (i) reduced below the applicable threshold, or (ii) paid in full, whichever is more favorable for Mr. Thomson on a net after-tax basis. Mr. Thomson is not entitled to any golden parachute excise tax or other tax “gross-up” payments.
Also on May 11, 2023, the Company and Susan Panuccio, Chief Financial Officer of the Company, entered into an Amended and Restated Employment Agreement, effective as of July 1, 2023 (the “Amended and Restated Panuccio Agreement”). The Amended and Restated Panuccio Agreement extends Ms. Panuccio’s term of employment until June 30, 2026 and provides for an annual base salary of $1,700,000; (ii) an annual bonus with a target of $2,700,000; and (iii) an annual Equity Bonus with a target of $2,850,000. These amounts represent an increase over Ms. Panuccio’s fiscal 2023 annual base salary, target annual bonus and target Equity Bonus of approximately 10%, 20% and 14%, respectively, with approximately 77% of Ms. Panuccio’s target compensation being “at risk.” All bonus payments and equity grants are subject to the Company’s claw-back policies.
If Ms. Panuccio’s employment is terminated by the Company other than for cause (as defined in the Amended and Restated Panuccio Agreement), death or disability, or by Ms. Panuccio for Good Reason (as defined in the Amended and Restated Panuccio Agreement), the Amended and Restated Panuccio Agreement continues to provide that Ms. Panuccio will receive (i) the greater of (A) her then-current base salary and target annual bonus paid in the same manner as though Ms. Panuccio continued to be employed through June 30, 2026 and (B) her then-current base salary and target annual bonus paid in the same manner as though she continued to be employed for the successive 24 months following the date of termination; (ii) any Pro-rated Annual Bonus; (iii) continued vesting of equity incentive awards granted prior to the date of termination in the same manner as though she continued to be employed for two years after the date of termination and (iv) Company-paid premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for the executive and her eligible dependents for the successive 18 months following the date of termination. The Amended and Restated Panuccio Agreement provides for a transition period of up to six months, in the event of termination in connection with the commencement of a Board-approved successor chief financial officer. If Ms. Panuccio’s employment is terminated due to her death or disability, she or her surviving spouse or estate, as applicable, would be entitled to: (i) salary continuation for up to 12 months (and, in the case of disability, continuation of other benefits as well); (ii) any Pro-rated Annual Bonus; and (iii) (A) in the case of disability, treatment of her outstanding equity incentive awards pursuant to the terms of applicable plan documents or (B) in the case of death, continued vesting of equity incentive awards granted prior to the date of termination in the same manner as though she continued to be employed for a period of one year following the date of termination. If, following the completion of the term under the Amended and Restated Panuccio Agreement on June 30, 2026, Ms. Panuccio is not offered a new employment agreement by the Company on terms at least as favorable to her as the terms set forth in the Amended and Restated Panuccio Agreement, and Ms. Panuccio is subsequently terminated without cause, then she will be entitled to receive the payments and benefits summarized above with respect to a termination other than for cause (using the same base salary and target annual bonus as in effect immediately prior to the expiration of the term on June 30, 2026). Payment of any compensation or benefits upon termination is subject to Ms. Panuccio’s execution of the Company’s then-standard separation agreement and general release and continued compliance with the terms therein. The Amended and Restated Panuccio Agreement continues to have confidentiality, non-competition and other covenants to protect the Company.
In addition, the Amended and Restated Panuccio Agreement provides that if Ms. Panuccio is entitled to receive any “excess parachute payments” under Section 280G of the Code in connection with a change in control, those payments will either be (i) reduced below the applicable threshold, or (ii) paid in full, whichever is more favorable for Ms. Panuccio on a net after-tax basis. Ms. Panuccio is not entitled to any golden parachute excise tax or other tax “gross-up” payments.
The descriptions of the Amended and Restated Thomson Agreement and the Amended and Restated Panuccio Agreement are qualified in their entirety by the full text of the Amended and Restated Thomson Agreement and the Amended and Restated Panuccio Agreement, which are filed as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.
ITEM 6. EXHIBITS
(a) Exhibits.

10.1
Amendment No.1, dated as of March 9, 2023, to the Credit Agreement, dated as of March 29, 2022, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as administrative agent.*

10.2	Amended and Restated Employment Agreement, dated May 11, 2023, between News Corporation and Robert Thomson.*

10.3	Amended and Restated Employment Agreement, dated May 11, 2023, between News Corporation and Susan Panuccio.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three and nine months ended March 31, 2023 and 2022 (unaudited); (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2023 and 2022 (unaudited); (iii) Consolidated Balance Sheets as of March 31, 2023 (unaudited) and June 30, 2022 (audited); (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2023 and 2022 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: May 12, 2023