Form 10-K
period 2023-06-30
NEWS CORP
filed 2023-08-15
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $6,958,469,136, based upon the closing price of $18.20 per share as quoted on The Nasdaq Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $2,131,140,322, based upon the closing price of $18.44 per share as quoted on The Nasdaq Stock Market on that date.
As of August 4, 2023, 379,585,237 shares of Class A Common Stock and 191,836,973 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

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
The Company’s diversified revenue base includes recurring subscriptions, circulation sales, advertising sales, sales of real estate listing products, licensing fees and other consumer product sales. Headquartered in New York, the Company operates primarily in the United States, Australia and the U.K., with its content and other products and services distributed and consumed worldwide. The Company’s operations are organized into six reporting segments: (i) Digital Real Estate Services; (ii) Subscription Video Services; (iii) Dow Jones; (iv) Book Publishing; (v) News Media; and (vi) Other, which includes the Company’s general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters (as defined in Note 16—Commitments and Contingencies in the accompanying Consolidated Financial Statements).
The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Fiscal 2023, fiscal 2022 and fiscal 2021 included 52, 53 and 52 weeks, respectively. Unless otherwise noted, all references to the fiscal periods ended June 30, 2023, June 30, 2022 and June 30, 2021 relate to the fiscal periods ended July 2, 2023, July 3, 2022 and June 27, 2021, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.
Corporate Information
News Corporation is a Delaware corporation originally organized on December 11, 2012 in connection with its separation from Twenty-First Century Fox, Inc., which was completed on June 28, 2013. Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Annual Report”) to the “Company,” “News Corp,” “we,” “us,” or “our” means News Corporation and its subsidiaries. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 416-3400. The Company’s Class A and Class B Common Stock are listed on The Nasdaq Global Select Market under the trading symbols “NWSA” and “NWS,” respectively, and CHESS Depositary Interests representing the Company’s Class A and Class B Common Stock are listed on the Australian Securities Exchange (“ASX”) under the trading symbols “NWSLV” and “NWS,” respectively. More information regarding the Company is available on its website at www.newscorp.com, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available, free of charge, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on the Company’s website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings it makes with the SEC.
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
BUSINESS OVERVIEW
The Company’s six reporting segments are described below.

	For the fiscal year ended June 30, 2023
	Revenues	Segment EBITDA
	(in millions)
Digital Real Estate Services	$1,539	$457
Subscription Video Services	1,942	347
Dow Jones	2,153	494
Book Publishing	1,979	167
News Media	2,266	156
Other	—	(201)
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
Property and Property-Related Advertising and Services
REA Group advertises property and property-related services on its websites and mobile apps across Australia. REA Group’s Australian operations include leading residential, commercial and share property websites realestate.com.au, realcommercial.com.au and Flatmates.com.au, as well as property research site Property.com.au. Additionally, REA Group operates media display and data services businesses, serving the display media market and markets adjacent to property, respectively. For the year ended June 30, 2023, average monthly visits to realestate.com.au were 120.6 million. Launches of the realestate.com.au app decreased 4% to 57 million average monthly launches in fiscal 2023 as compared to the prior year, with consumers spending over four times longer on the app than any other property app in Australia according to Nielsen Digital Content Ratings. Realcommercial.com.au remains Australia’s leading commercial property site across website and app. In fiscal 2023, the realcommercial.com.au app was launched 18.8 times more than the nearest competitor, and consumers spent 20.4 times longer on the realcommercial.com.au app based on Nielsen Digital Content Ratings data.

Realestate.com.au and realcommercial.com.au derive the majority of their revenue from their core property advertising listing products and monthly advertising subscriptions from real estate agents and property developers. Realestate.com.au and realcommercial.com.au offer a product hierarchy which enables real estate agents and property developers to upgrade listing advertisements to increase their prominence on the site, as well as a variety of targeted products, including media display advertising products. Flatmates.com.au derives the majority of its revenue from advertising listing products and membership fees. The media business offers unique advertising opportunities on REA Group’s websites to property developers and other relevant markets, including utilities and telecommunications, insurance, finance, automotive and retail. REA Group also provides residential property data services to the financial sector through its PropTrack data services business, primarily on a monthly subscription basis.
REA Group’s international operations consist of digital property assets in Asia, including a 77.9% interest in REA India, a leading digital real estate services provider in India that owns and operates PropTiger.com and Housing.com (News Corp holds a 22.0% interest in REA India), and a 17.3% interest in PropertyGuru Group Ltd., a leading digital property technology company operating marketplaces in Southeast Asia and listed on the New York Stock Exchange. REA Group’s other assets include a 20% interest in Move, as referenced above. REA Group’s international businesses derive the majority of their revenue from their property advertising listing products and monthly advertising subscriptions from real estate agents and property developers.
Financial Services
REA Group’s financial services business encompasses a digital property search and financing experience and mortgage broking services under its Mortgage Choice brand. REA Group has continued to execute on its financial services strategy by growing its nationwide broker network and developing innovative products and partnerships, including launching “Mortgage Choice Freedom,” a suite of white label mortgages, with digital lender Athena Home Loans, as well as a digital loan application with UBank (a division of National Australia Bank Limited). The financial services business generates revenue primarily through commissions from lenders.
Move
Move is a leading provider of digital real estate services in the U.S. Move primarily operates Realtor.com®, a premier real estate information, advertising and services platform, under a perpetual agreement and trademark license with the National Association of Realtors® (“NAR”). Through Realtor.com®, consumers have access to approximately 145 million properties across the U.S., including an extensive collection of homes, properties and apartments listed and displayed for sale or for rent and a large database of “off-market” properties. Realtor.com® and its related mobile apps display nearly 100% of all Multiple Listing Services (“MLS”)-listed, for-sale and rental properties in the U.S., which are primarily sourced directly from relationships with MLSs across the country. Realtor.com® also sources new construction and rental listing content from a variety of sources, including directly from homebuilders and landlords, as well as from listing aggregators. Approximately 95% of its for-sale listings are updated at least every 10 minutes, on average, with the remaining listings updated daily. Realtor.com®’s content attracts a large and highly engaged consumer audience. Based on internal data, Realtor.com® and its mobile sites had approximately 74 million average monthly unique users during the quarter ended June 30, 2023. See “Part I. Business—Explanatory Note Regarding Certain Metrics.”
Realtor.com® generates the majority of its revenues through the sale of listing advertisement and lead generation products, including ConnectionsSM Plus, Market VIPSM, AdvantageSM Pro and Sales BuilderSM, as well as its real estate referral-based services ReadyConnect ConciergeSM and UpNest. Listing advertisement and lead generation products allow real estate agents, brokers and homebuilders to enhance, prioritize and connect with consumers on for-sale property listings within the Realtor.com® website and mobile apps. Listing advertisement and lead generation products are typically sold on a subscription basis. The real estate referral-based business model, as well as the Market VIPSM lead generation product, leverage Move’s proprietary technology and platform to connect real estate professionals and other service providers, such as lenders and insurance companies, to pre-vetted consumers who have submitted inquiries via the Realtor.com® website and mobile apps, as well as other online sources. The real estate referral-based services that connect real estate agents and brokers with these consumers typically generate fees upon completion of the associated real estate transaction, while the referral-based services that give other service providers, including lenders and insurance companies, access to the same highly qualified consumers are generally provided on a subscription basis. Realtor.com® also derives revenue from sales of non-listing advertisement, or Media, products to real estate, finance, insurance, home improvement and other professionals that enable those professionals to connect with Realtor.com®’s highly engaged and valuable consumer audience. Media products include sponsorships, display advertisements, text links, directories and other advertising and lead generation services. Non-listing advertisement pricing models include cost per thousand, cost per click, cost per unique user and subscription-based sponsorships of specific content areas or targeted geographies.

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
Subscription Video Services
The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees, primarily via satellite and internet distribution. This segment consists of (i) the Company’s 65% interest in NXE Australia Pty Limited, which, together with its subsidiaries, is referred to herein as the “Foxtel Group” (the remaining 35% interest in the Foxtel Group is held by Telstra Corporation Limited), and (ii) Australian News Channel (“ANC”).
The Foxtel Group
The Foxtel Group is the largest Australian-based subscription television provider, with a suite of offerings targeting a wide range of consumers. These include (i) its Foxtel premium pay-TV aggregation and Foxtel Now streaming services, which deliver approximately 200 channels1, including a number of owned and operated channels, covering sports, general entertainment, movies, documentaries, music, children’s programming and news, and (ii) its sports and entertainment streaming services, Kayo Sports and BINGE. Through both its owned and operated and licensed channels on Foxtel, as well as Foxtel Now and Kayo Sports, the Foxtel Group broadcasts and streams approximately 30,000 hours of live sports programming each year, encompassing both live national and international licensed sports events such as National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. Live sports programming also includes other featured original and licensed premium sports content tailored to the Australian market such as events from ESPN. Entertainment content provided by the Foxtel Group through the Foxtel, Foxtel Now and BINGE services includes television programming from Warner Bros. Discovery, FOX, NBCUniversal, Paramount Global and BBC Studios, as well as Foxtel-produced original dramas and lifestyle shows.
The Foxtel Group’s content is available through channels and on-demand and is currently distributed to broadcast subscribers using Optus’s satellite platform, internet delivery via Foxtel’s set-top boxes, including the iQ4 and iQ5 (satellite and internet only), and cable networks accessed through Telstra. The Foxtel Group intends to migrate all broadcast subscribers to satellite or internet delivery by October 2023. Broadcast subscribers can also access Foxtel’s content using Foxtel GO, a companion service app on mobile devices. In addition, the Foxtel Group offers video content via the internet through its streaming services, including Kayo Sports, BINGE and Foxtel Now, which are available on a number of devices. The Foxtel Group also offers a bundled broadband product, which consists of Foxtel’s broadcast pay-TV service, sold together with an unlimited broadband service (predominantly on the National Broadband Network), and an option for customers to add home phone services. In addition to its subscription television services, the Foxtel Group operates FOX SPORTS Australia, the leading producer of live sports programming in Australia, foxsports.com.au, a leading general sports news website in Australia, and Watch NRL and Watch AFL, subscription services that provide live streaming and on-demand replays of National Rugby League and Australian Football League matches internationally.
The Foxtel Group generates revenue primarily through subscription revenue from its pay-TV and streaming services as well as advertising revenue, including through its new advertising product within BINGE. The Foxtel Group’s business generally is not highly seasonal, though subscribers and results can fluctuate due to the timing and mix of its local and international sports programming. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding certain key performance indicators for the Foxtel Group.
1 Channel count includes standard definition channels, high definition versions of those channels, audio channels and 4K Ultra HD channels.

The Foxtel Group competes primarily with a variety of other video content providers, such as traditional Free To Air (“FTA”) TV operators in Australia, including the three major commercial FTA networks and two major government-funded FTA broadcasters, and content providers that deliver video programming over the internet to televisions, computers, and mobile and other devices. These providers include Internet Protocol television, or IPTV, subscription video-on-demand, or SVOD, and broadcast video-on-demand, or BVOD, services; streaming services offered through digital media providers; as well as programmers and distributors that provide content, including smaller, lower-cost or free programming packages, directly to consumers over the internet. The Company believes that the Foxtel Group’s premium service and exclusive content, wide array of products and services, set-top box features that enable subscribers to record, rewind, discover and watch content, its integration of third-party apps and its investment in On Demand capability and programming enable it to offer subscribers a compelling alternative to its competitors. Its streaming services, including Kayo Sports, BINGE and Foxtel Now, provide a diversified portfolio of subscription television services that allow the Foxtel Group to provide services targeted at a wide range of Australian consumers.
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
Dow Jones
The Company’s Dow Jones segment is a global provider of news and business information, which distributes its content and data through a variety of owned and off-platform media channels including newspapers, newswires, websites, mobile apps, newsletters, magazines, proprietary databases, live journalism, video and podcasts. This segment consists of the Dow Jones business, whose products target individual consumers and enterprise customers and include The Wall Street Journal, Barron’s, MarketWatch, Investor’s Business Daily, Dow Jones Risk & Compliance, OPIS, Factiva and Dow Jones Newswires. The Dow Jones segment’s revenue is diversified across business-to-consumer and business-to-business subscriptions, circulation, advertising, including custom content and sponsorships, licensing fees for its print and digital products and participation fees for its live journalism events. Advertising revenues at the Dow Jones segment are subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season.
Consumer Products
Through its premier brands and authoritative journalism, the Dow Jones segment’s products targeting individual consumers provide insights, research and understanding that enable consumers to stay informed and make educated financial decisions. As consumer preferences for content consumption evolve, the Dow Jones segment continues to capitalize on a variety of digital distribution platforms, technologies and business models for these products, including distribution of content through licensing arrangements with third party subscription and non-subscription platform providers such as Apple News and Google, which is referred to as off-platform distribution. With a focus on the financial markets, investing and other professional services, many of these products offer advertisers an attractive consumer demographic. Products targeting consumers include the following:
•The Wall Street Journal (WSJ). WSJ, Dow Jones’s flagship consumer product, is available in print, online and across multiple mobile devices. WSJ covers national and international news and provides analysis, commentary, reviews and opinions on a wide range of topics, including business developments and trends, economics, financial markets, investing, science and technology, lifestyle, culture, consumer products and sports. WSJ’s print products are printed at plants located around the U.S., including both owned and third-party facilities. WSJ’s digital products offer both free content and premium, subscription-only content and are comprised of WSJ.com, WSJ mobile products, including a responsive design website and mobile apps (WSJ Mobile), and live and on-demand video through WSJ.com and other platforms such as YouTube, internet-connected television and set-top boxes (WSJ

Video), as well as podcasts. For the year ended June 30, 2023, WSJ Mobile (including WSJ.com accessed via mobile devices, as well as apps, and excluding off-platform distribution) accounted for approximately 68% of visits to WSJ’s digital news and information products according to Adobe Analytics.
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
The following table provides information regarding average daily subscriptions (excluding off-platform distribution) during the three months ended June 30, 2023 for certain Dow Jones segment consumer products and for all consumer subscription products:

(in 000’s)	The Wall Street Journal(1)	Barron’s Group(1)(2)	Total Consumer(1)(3)
Digital-only subscriptions(4)(5)	3,406	1,018	4,510
Print subscriptions(4)(5)	560	150	732
Total subscriptions(4)	3,966	1,168	5,242
________________________
(1)Based on internal data for the period from April 3, 2023 to July 2, 2023, with independent verification procedures performed by PricewaterhouseCoopers LLP UK.
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
The following table provides information regarding the digital platforms (excluding off-platform distribution) for certain Dow Jones segment consumer products:

	FY2023 Average Monthly Visits(1)	FY2023 Average Monthly Page Views(2)	FY2023 Average Monthly Unique Users(3)
WSJ	133 million	473 million	51 million
MarketWatch	82 million	196 million	38 million
Total Consumer(4)	240 million	723 million	105 million
________________________
(1)Includes visits via websites and mobile apps based on Adobe Analytics for the 12 months ended June 30, 2023.

(2)Includes page views via websites and mobile apps based on Adobe Analytics for the 12 months ended June 30, 2023.
(3)Includes aggregate unique users accessing websites and mobile apps based on Adobe Analytics for the 12 months ended June 30, 2023. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for more information regarding the calculation of unique users.
(4)Total Consumer consists of WSJDN and IBD.
Professional Information Products
The Dow Jones segment’s professional information products, which target enterprise customers, combine news and information with technology and tools that inform decisions and aid awareness, research, understanding and compliance. These products consist of its Dow Jones Risk & Compliance, OPIS, Factiva and Dow Jones Newswires products. Specific products include the following:
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
•Oil Price Information Service (OPIS). OPIS provides pricing data, news, analysis, software and events relating to energy commodities, including crude oil, refined products, petrochemicals, natural gas liquids, coal, metals, renewables, Renewable Identification Numbers and carbon credits. OPIS also provides pricing data, insights, analysis and forecasting for key base chemicals through its Chemical Market Analytics business.
•Factiva. Factiva is a leading provider of global business content, built on an archive of important original and licensed publishing sources. Factiva offers content from approximately 33,000 global news and information sources from over 200 countries and territories and in 32 languages. This combination of business news and information, plus sophisticated tools, helps professionals find, monitor, interpret and share essential information. As of June 30, 2023, there were approximately 1.0 million activated Factiva users, including both institutional and individual accounts.
•Dow Jones Newswires. Dow Jones Newswires distributes real-time business news, information, analysis, commentary and statistical data to financial professionals and investors worldwide. It publishes, on average, over 15,000 news items each day, which are distributed via Dow Jones’s market data platform partners, including Bloomberg and FactSet, as well as trading platforms and websites reaching hundreds of thousands of financial professionals. This content also reaches millions of individual investors via customer portals and the intranets of brokerage and trading firms, as well as digital media publishers. Dow Jones Newswires is also used as an input for algorithms supporting automated trading.
The Dow Jones segment’s businesses compete with a wide range of media and information businesses, including print publications, digital media and information services.
The Dow Jones segment’s consumer products, including its newspapers, magazines, digital publications, podcasts and video, compete for consumers, audience and advertising with other local and national newspapers, web and app-based media, news aggregators, customized news feeds, search engines, blogs, magazines, investment tools, social media sources, podcasts and event producers, as well as other media such as television, radio stations and outdoor displays. Competition for subscriptions and circulation is based on news and editorial content, data and analytics content in research tools, subscription pricing, cover price and, from time to time, various promotions. Competition for advertising is based upon advertisers’ judgments as to the most effective media for their advertising budgets, which is in turn based upon various factors, including circulation volume, readership levels, audience demographics, advertising rates, advertising effectiveness and brand strength and reputation. As a result of rapidly changing and evolving technologies (including recent developments in artificial intelligence (AI), particularly generative AI), distribution platforms and business models, and corresponding changes in consumer behavior, the consumer-focused businesses within the Dow Jones segment continue to face increasing competition for both circulation and advertising revenue, including from a variety of alternative news and information sources, as well as programmatic advertising buying channels and off-platform distribution of its products. Shifts in consumer behavior require the Company to continually innovate and improve upon its own products, services and platforms in order to remain competitive. The Company believes that these changes will continue to pose opportunities and challenges, and that it is well positioned to leverage its global reach, brand recognition and proprietary technology to take advantage of the opportunities presented by these changes.
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
As of June 30, 2023, HarperCollins offered approximately 150,000 publications in digital formats, and nearly all of HarperCollins’ new titles, as well as the majority of its entire catalog, are available as e-books. Digital sales, comprising revenues generated through the sale of e-books as well as downloadable audio books, represented approximately 22% of global consumer revenues for the fiscal year ended June 30, 2023.
During fiscal 2023, HarperCollins U.S. had 171 titles on the New York Times print and digital bestseller lists, with 28 titles hitting number one, including Amari and The Great Game by B.B. Alston, Babel by R.F. Kuang, Battle for The American Mind by Pete Hegseth with David Goodwin, Blade Breaker by Victoria Aveyard, Faith Still Moves Mountains by Farris Faulkner, Finding Me by Viola Davis, Little Blue Truck Makes a Friend by Alice Schertle, Magnolia Table, Vol 3 by Joanna Gaines, Never Never by Colleen Hoover and Tarryn Fisher, Nic Blake and The Remarkables by Angie Thomas, Portrait of an Unknown Woman by Daniel Silva, Saved by Benjamin Hall, The Courage to Be Free by Ron DeSantis, The First to Die at The End by Adam Silvera, The One and Only Ivan by Katherine Applegate and The Sour Grape by Jory John and Pete Oswald.
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
News Media
The Company’s News Media segment consists primarily of News Corp Australia, News UK and the New York Post. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Virgin Radio, TalkTV in the U.K., which is available on multiple platforms including linear television and streaming, and Storyful, a social media content agency that enables the Company to source real-time video content through social media platforms. The News Media segment generates revenue primarily through circulation and subscription sales of its print and digital products and sales of print and digital advertising. Advertising revenues at the News Media segment are subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies.
News Corp Australia
News Corp Australia is one of the leading news and information providers in Australia by readership, with both digital and print mastheads covering a national, regional and suburban footprint. Its digital mastheads are among the leading digital news properties in Australia based on monthly unique audience data and had approximately 943,000 aggregate digital closing subscribers as of June 30, 2023. In addition, its Monday to Friday, Saturday and Sunday, weekly and bi-weekly newspapers were read by 4.6 million Australians on average every week during the year ended March 31, 2023.
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
The following table provides information regarding key properties within News Corp Australia’s portfolio:

	Total Paid Subscribers for Combined Masthead (Print and Digital)(1)	Total Monthly Audience for Combined Masthead (Print and Digital)(2)
The Australian	318,417	4.2 million
The Daily Telegraph	152,457	4.0 million
Herald Sun	150,887	4.2 million
The Courier Mail	140,532	2.9 million
The Advertiser	103,353	1.7 million
________________________
(1)As of June 30, 2023, based on internal sources.
(2)Based on Roy Morgan Single Source Australia; Apr 2022 – Mar 2023; P14+ average monthly print readership data for the year ended March 31, 2023.
News Corp Australia’s broad portfolio of digital properties also includes news.com.au, one of the leading general interest sites in Australia that provides breaking news, finance, entertainment, lifestyle, technology and sports news and delivers an average monthly unique audience of approximately 12.9 million based on Ipsos iris monthly total audience ratings for the six months ended June 30, 20232. In addition, News Corp Australia owns other premier digital properties such as taste.com.au, a leading food and recipe site, and kidspot.com.au, a leading parenting website, as well as various other digital media assets. As of June 30, 2023, News Corp Australia’s other assets included a 13.3% interest in ARN Media Limited, which operates a portfolio of Australian radio media assets, and a 28.1% interest in Hipages Group Holdings Ltd, which operates a leading on-demand home improvement services marketplace.
News UK
News UK publishes The Sun, The Sun on Sunday, The Times and The Sunday Times, which are leading newspapers in the U.K. that together accounted for approximately one-third of all national newspaper sales as of June 30, 2023. The Sun is the most read news brand in the U.K., and The Times and The Sunday Times are the most read national newspapers in the U.K. quality market. News UK also distributes content through its digital platforms, including its websites, thesun.co.uk, the-sun.com, thetimes.co.uk and thesundaytimes.co.uk, as well as mobile apps. Together, across print and digital, these brands reach approximately 74% of adult news readers in the U.K., or approximately 35 million people, based on PAMCo data for the year ended December 31, 2022. In addition to revenue from advertising, circulation and subscription sales for its print and digital products, News UK generates revenue by providing third party printing services through its world-class printing facilities in England and Scotland and is one of
2 Full year data unavailable due to source change from Nielsen to Ipsos iris. Ipsos iris is the new digital audience measurement source that has been endorsed by the Interactive Advertising Bureau, Australia’s board and measurement council for digital advertising.

the largest contract printers in the U.K. In addition, News UK has assembled a portfolio of complementary ancillary product offerings, including betting and gaming products. The following table provides information regarding News UK’s news portfolio:

	Print Average Issue Readership(1)	Paid Subscribers(2)	Monthly Global Unique Users(4)
The Sun (Mon – Sat)	2,104,000	N/A	159 million
The Sun on Sunday	2,109,000	N/A
The Times (Mon – Sat)	922,000	120,000 (print)(3) 565,000 (digital)	N/A
The Sunday Times	1,477,000	109,000 (print)(3) 565,000 (digital)	N/A
________________________
(1)Based on Publishers Audience Measurement Company (“PAMCo”) data for the 12 months ended December 31, 2022.
(2)As of June 30, 2023, based on internal sources and including subscribers to the Times Literary Supplement (“TLS”). Total subscribers across The Times and The Sunday Times, including TLS, as of June 30, 2023 was 694,000, including 565,000 closing digital subscribers. Total figures are de-duplicated for subscribers who receive a print product every day of the week.
(3)In addition to their print and digital-only products, The Times and The Sunday Times sell print and digital products bundled into one subscription. For bundled products that provide access to both print and digital products every day of the week, only one subscriber is reported as of June 30, 2023 and is designated as a print subscriber. For bundled products that provide access to the print product only on specified days and full digital access, a fraction equal to the number of days that a print copy is served relative to the total days in the week is reported as a print subscriber as of June 30, 2023 and a fraction equal to the number of remaining days of the week, when only a digital copy is served, relative to the total days in the week is reported as a digital subscriber.
(4)Includes aggregate unique users accessing thesun.co.uk, the-sun.com and other associated websites and mobile apps based on Meta Pixel data for the month ended June 30, 2023. See “Part I. Business—Explanatory Note Regarding Certain Metrics.” In fiscal 2023, News UK transitioned from Google Analytics to Meta Pixel, which provides more timely data and enhanced functionality.
New York Post
NYP Holdings is the publisher of the New York Post (the “Post”), NYPost.com, PageSix.com, Decider.com and related mobile apps and social media channels. The Post is the oldest continuously published daily newspaper in the U.S., with a focus on coverage of the New York metropolitan area. The Post provides a variety of general interest content ranging from breaking news to business analysis, and is known in particular for its comprehensive sports coverage, famous headlines and its iconic Page Six section, an authority on celebrity news. The print version of the Post is primarily distributed in New York, as well as throughout the Northeast, Florida and California. For the three months ended June 30, 2023, average weekday circulation based on internal sources, including mobile app digital editions, was 525,034. In addition, the Post Digital Network, which includes NYPost.com, PageSix.com and Decider.com, averaged approximately 154.3 million unique users per month during the quarter ended June 30, 2023 according to Google Analytics. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for information regarding the calculation of unique users.
The News Media segment’s newspapers, magazines, digital publications, radio stations, television station and podcasts generally face competition from similar sources, and compete on similar bases, as the consumer products within the Dow Jones segment, particularly in their respective operating geographies. See “Item 1. Business – Business Overview – Dow Jones” above for further information.
Other
The Other segment includes the Company’s general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters.

Governmental Regulation
General
Various aspects of the Company’s activities are subject to regulation in numerous jurisdictions around the world. The introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed, and changes in existing laws and regulations in those countries or the enforcement thereof, could have a negative impact on the Company’s interests.
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
Benchmark Regulation
In connection with the OPIS business, the Company has established its own benchmark administrator, OPIS Benchmark Administration B.V. (the “Administrator”), organized in the Netherlands and authorized under the EU Benchmarks Regulation (EU) 2016/1011 (the “EU BMR”) by the Netherlands Authority for Financial Markets (the “AFM”). The Administrator oversees compliance with principles, policies and procedures governing conflicts of interest, complaints handling, input data, benchmark methodologies and other matters for any price assessments and benchmarks under its administration. The Administrator has published on its website policies and other materials governing such administration, including a benchmark statement as well as policies and procedures concerning methodologies, complaints, corrections and material changes.
The Administrator currently oversees two OPIS price assessments, which are not presently used as a reference for trading on an EU exchange and consequently are not benchmarks within the meaning of the EU BMR and not subject to supervision by the AFM. The OPIS business plans to have one or more benchmarks that will be used as a reference for trading on an EU exchange in the future, and such benchmarks would become subject to supervision by the AFM. The OPIS business has also aligned its oil and commodities price reporting, including the two price assessments currently administered by the Administrator, with the International Organisation of Securities Commission’s (“IOSCO’s”) Principles for Oil Reporting Agencies, which are intended to enhance the reliability of oil and commodity price assessments that are referenced in derivative contracts subject to regulation by IOSCO members.
Data Privacy and Security Regulation
The Company’s business activities are subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve and have implications for how such data is managed. For example, in the U.S., the Federal Trade Commission continues to expand its application of general consumer protection laws to commercial data practices, including to the use of personal and profiling data from online users to deliver targeted internet advertisements. More state and local governments are also expanding, enacting or proposing data privacy laws that govern the collection and use of personal data of their residents and establish or increase penalties and in some cases, afford private rights of action to individuals for failure to comply, and most states have enacted legislation requiring businesses to provide notice to state agencies and to individuals whose personal information has been accessed or disclosed as a result of a data breach. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CPRA”), establishes certain transparency rules, puts greater restrictions on how the Company can collect, use and share personal information of California residents and provides California residents with certain rights regarding their personal information. The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches. Similar legislation in many states impose transparency and other obligations with respect to personal data of their respective residents and provide residents with similar rights, with the exception of a private right of action. Additionally, certain of the Company’s websites, mobile apps and other online business activities are also subject to laws and regulations governing the online privacy of children, including the Children’s Online Privacy Protection Act of 1998, which prohibits the collection of personal information online from children under age 13 without prior parental consent, and the California Age Appropriate Design Code (which goes into effect on July 1, 2024), which prescribes rules relating to the design of online services likely to be accessed by children under age 18 (“CAADC”).
Similar laws and regulations have been implemented in many of the other jurisdictions in which the Company operates, including the European Union, the U.K. and Australia. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which provides a uniform set of rules for personal data processing throughout the European Union, and the U.K. adopted the Data Protection Act of 2018 (the “UK DPA”) as well as the UK General Data Protection Regulation (“UK GDPR”). The GDPR, UK DPA and UK GDPR expand the regulation of the collection, processing, use, sharing and security of personal data, contain stringent conditions for consent from data subjects, strengthen the rights of individuals, including the right to have personal data deleted upon request, continue to restrict the trans-border flow of such data, require companies to conduct privacy impact assessments to evaluate data processing operations that are likely to result in a high risk to the rights and freedoms of individuals, require mandatory data breach reporting and notification, significantly increase maximum penalties for non-compliance (up to 20 million Euros or 17 million pounds, as applicable, or 4% of an entity’s worldwide annual turnover in the preceding financial year, whichever is higher) and increase the enforcement powers of the data protection authorities. The European Union also plans to replace its existing e-Privacy Directive with a new e-Privacy Regulation that will complement the GDPR and amend certain rules, including with respect to cookies and other similar technologies that the Company utilizes to obtain information from visitors to the Company’s various digital offerings. Reform of the U.K. data protection framework is currently under discussion as the Data Protection and Digital Information (No. 2) Bill progresses through the U.K. legislative process. The Bill in its current form would also make certain amendments to the U.K.’s regulations implementing the European Union’s e-Privacy Directive. In addition, the U.K. has adopted the UK Age Appropriate Design Code, which is similar to the CAADC discussed above.
The Company and some of its service providers rely on certain mechanisms, such as Standard Contractual Clauses, to address the European and U.K. data protection requirements for transfers of data that continue to evolve and are often subject to uncertainty and legal challenges. In June 2021, the European Commission adopted two new sets of European Union Standard Contractual Clauses, which regulate the relationship between controller and processor in accordance with the GDPR and international data transfers to a third country in the absence of an adequacy decision under the GDPR. The European Data Protection Board also adopted recommendations on measures that supplement data transfer tools to ensure compliance with the level of personal data protection required in Europe, including requirements for data exporters to assess the risks related to the transfer of personal data outside the European Economic Area and to implement, if necessary, additional contractual, organizational and technical measures such as encryption and pseudonymization. For data transfers subject to the UK GDPR, the International Data Transfer Agreement and the International Data Transfer Addendum to the European Union Standard Contractual Clauses have also been adopted. With respect to data transfers to the U.S., the European Commission has recently adopted the adequacy decision for the EU-US Data Privacy Framework and a corresponding decision from the U.K. is also expected. Such evolving requirements could cause the Company to incur additional costs, require it to change business practices or affect the manner in which it provides its services.
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
U.K. Radio and Television Broadcasting Regulation
The Company’s radio stations in the U.K. and Ireland and TalkTV are subject to regulation by the Office of Communications (Ofcom), the regulatory body for broadcasting in the U.K. In accordance with Ofcom’s regulations, the Company is required, among other things, to obtain and maintain licenses to operate these radio stations and TalkTV. Although the Company expects its licenses will, where relevant, be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Non-compliance by the Company with the requirements associated with such licenses or other applicable laws and regulations, including of Ofcom, could result in fines, additional license conditions, license revocation or other adverse regulatory actions.
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
The Company devotes significant resources to protecting its intellectual property assets in the U.S., the U.K., Australia and other foreign territories. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent, trade secret and other laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Unauthorized use, including in the digital environment and as a result of recent advances in AI, particularly generative AI, presents a threat to revenues from products and services based on intellectual property. Policing unauthorized use of the Company’s products, services and content and related intellectual property is often difficult and the steps taken may not in every case prevent the infringement by unauthorized third parties of the Company’s intellectual property. For example, the Company seeks to limit the threat of piracy by, among other means, preventing unauthorized access to its content through the use of programming content encryption, signal encryption and other security access devices and digital rights management software, as well as by obtaining site blocking orders against pirate streaming and torrent sites and a variety of other actions. The Company also seeks to limit unauthorized use of its intellectual property by pursuing legal sanctions for infringement, promoting appropriate legislative initiatives and international treaties and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. However, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Therefore, the Company also engages in efforts to strengthen and update intellectual property protection around the world, including efforts to ensure the effective enforcement of intellectual property laws and remedies for infringement.
Third parties may challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources that could have an adverse effect on the Company’s operations.
Raw Materials
As a major publisher of newspapers, magazines and books, the Company utilizes substantial quantities of various types of paper. In order to obtain the best available prices, substantially all of the Company’s paper purchasing is done on a regional, volume purchase basis, and draws upon major paper manufacturing countries around the world. The Company believes that under present market conditions, its sources of paper supply used in its publishing activities are adequate, although prices increased significantly in fiscal 2023. While the Company anticipates these increases will moderate, it expects prices to remain elevated.
Human Capital
News Corp’s workforce is critical to the creation and delivery of its premium and trusted content and a key contributor to the success of the company. The Company’s ability to attract, retain and engage talented employees with the skills and capabilities needed by its businesses is an essential component of its long-term business strategy to become more global and more digital, and the capabilities of the Company’s workforce have continued to evolve along with its business and strategy. Key focus areas of the Company’s human capital management strategy are described below, and additional information can be found in its Environmental, Social and Governance (“ESG”) Report, available on the Company’s website (which is not incorporated by reference herein). The Compensation Committee of the Board of Directors is responsible for assisting the Board in reviewing and assessing the Company’s risks, opportunities, strategies and policies related to human capital management, including with respect to matters such as diversity, equity and inclusion, health, safety and security, workforce engagement and culture, and talent development and retention.
As of June 30, 2023, the Company had approximately 25,000 employees, of whom approximately 8,600 were located in the U.S., 5,400 were located in the U.K. and 7,800 were located in Australia. Of the Company’s employees, approximately 4,000 were represented by various employee unions. The contracts with such unions will expire during various times over the next several years. The Company believes its current relationships with employees are generally good.
Culture and Values
The delivery of quality news, information and entertainment to customers is a passionate, principled and purposeful enterprise. The Company believes people around the globe turn to News Corp because they trust its dedication to those values and to conducting business with integrity. The Company is always mindful that one of its greatest assets is its reputation, and ethical conduct is part of the vision, strategy and fabric of the Company. The Company has established a Compliance Steering Committee that oversees the Company’s global compliance-related policies, protocols and guidance and reports directly to the Board of Directors through the Audit Committee. Performance on ethics and compliance and other ESG objectives is evaluated in determining whether any reduction to the payout of incentive compensation for executive officers is warranted. In addition, all employees are required to regularly complete training on, and affirm compliance with, News Corp’s Standards of Business Conduct, which set forth the Company’s policy to act respectfully in the workplace, do business ethically and comply with all applicable laws and regulations, and are designed to promote a culture of compliance and legal and ethical awareness throughout the Company. The Standards of Business Conduct are reviewed regularly and approved by the Board of Directors, and are complemented by business-unit and topic-specific policies and trainings, including with respect to workplace conduct, conflicts of interest, anti-corruption and anti-bribery and insider trading.

Diversity, Equity and Inclusion
The Company recognizes that the unique experiences and perspectives of its employees across its businesses are critical to creating brands and products that reflect a diversity of viewpoints and engage and inspire customers around the world. The Company seeks to foster an environment where all employees feel valued, included and empowered to bring great ideas to the table. To achieve this and provide equal employment opportunities across its businesses, the Company is committed to cultivating diversity and equity and broadening opportunities for inclusion across its businesses. As of December 31, 2022, women represented 48% of News Corp’s global workforce, 37% of its senior executives3 and 38% of its Board of Directors, and the Nominating and Corporate Governance Committee has a policy to include women and minorities in the candidate pool as part of the search process for each new Director. The Company’s business units have implemented diversity, equity and inclusion programs and practices tailored to their respective industries and geographies. The Company’s efforts to promote diversity, equity and inclusion include, among other things, its (1) talent attraction programs and practices to provide equal employment opportunities for all applicants and employees, such as implementing strategies to build diverse candidate pools and pipelines and promoting equitable recruitment and hiring practices, (2) employee development and training and (3) efforts to build a culture of inclusion, such as through mentoring and inclusivity programs. Through fiscal 2023, the Nominating and Corporate Governance Committee assessed the Company’s progress towards its diversity, equity and inclusion objectives annually and reported on its review to the Board of Directors. The Compensation Committee will assume these responsibilities beginning in fiscal 2024.
Health, Safety, Security and Wellbeing
The health, safety, security and wellbeing of the Company’s employees is a top priority of the Company’s human capital management strategy. The Company’s programs and policies are benchmarked against industry best practices and are designed to be dynamic and account for the changing risks and circumstances facing its employees. Employee wellbeing initiatives engage and support employees with targeted programs for mental and physical health. The Company’s health and safety management systems are designed to ensure compliance with local and international environmental, health and safety standards and regulatory requirements. Its physical security infrastructure addresses risks related to the workplace, employee travel, business operations, corporate events and the unique requirements of the newsroom and news-gathering operations, including through its Global Security Operations Center, which supports key international assignments and incident management. For example, the Company provides safety and security support and around-the-clock monitoring for its staff and partners in Ukraine, enabling the continuation of critical reporting from that region. The Company was able to quickly mobilize resources, including engaging legal counsel, to support a Wall Street Journal reporter detained by Russian authorities earlier this year while on assignment in the country.
Compensation and Benefits
News Corp’s compensation and benefits programs, which vary based on business unit and geographic location, are focused on attracting, retaining and motivating the top talent necessary to achieve its mission in ways that reflect its diverse global workforce’s needs and priorities. In addition to competitive salaries, the Company and its businesses have established short- and long-term incentive programs designed to motivate and reward performance against key business objectives and facilitate retention. News Corp also provides a range of retirement benefits based on competitive regional benchmarks and other comprehensive benefit options to meet the needs of its employees, including healthcare benefits, tax-advantaged savings vehicles, financial education, life and disability insurance, paid time off, flexible working arrangements, generous parental leave policies and other caregiving support, family planning and fertility services and a company match for charitable donations. All of the Company’s business units continually monitor pay practices, work towards advancing pay equity and are committed in their efforts to maintain rigorous benchmarking standards to identify pay gaps and proactively address imbalances.
Training, Development and Engagement
News Corp invests in training and development programs designed to enable its employees to develop the skills and leadership abilities necessary to execute on the Company’s strategy and engage and retain top talent. News Corp employees have access to a range of training opportunities. The Company provides compelling on-the-job learning experiences for its people, encouraging employees to test new ideas and expand their capabilities. It also offers workshops, webinars and classes on a variety of topics, job-specific training and other continuing education resources. The Company further supports and develops its employees through career planning resources and programs and internal mobility opportunities that build and strengthen employee versatility and leadership skills. In addition, the Company and its businesses have implemented programs to support regular performance reviews for employees to highlight their strengths and identify the skills and growth necessary to advance their careers. These programs
3 Comprising the Company’s Executive Chair, Chief Executive, headquarters leadership team and chief executive officers of its primary operating companies, and executives directly reporting to each of the foregoing.

help the Company cultivate and invest in the next generation of leadership and represent an important component in the development of its talent pipeline. The Company’s businesses also periodically conduct employee engagement surveys or focus groups to better understand the experience, concerns and sentiments of employees.
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
Total Digital Revenues
For purposes of this Annual Report, the Company defines total digital revenues as the sum of consolidated Digital Real Estate Services segment revenues, digital advertising revenues, digital circulation and subscription revenues (which do not include Foxtel linear broadcast cable revenues), revenues from digital book sales and other miscellaneous digital revenue streams.
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
The Company faces significant competition from other providers of news, information, entertainment and real estate-related products and services. See “Business Overview” for more information regarding competition within each of the Company’s segments. This competition continues to intensify as a result of changes in technologies, platforms and business models and corresponding changes in consumer and customer behavior. For example, new content distribution platforms and media channels have increased the choices available to consumers for content consumption and adversely impacted, and may continue to adversely impact, demand and pricing for the Company’s newspapers, pay-TV services and other products and services. Consumption of the Company’s content on third-party delivery platforms reduces its control over how its content is discovered, displayed and monetized and may affect its ability to attract, retain and monetize consumers directly and compete effectively. While the Company has multi-year agreements with several large platforms pursuant to which the Company licenses its content for use on such platforms in exchange for significant payments, there is no guarantee that these content license agreements will be renewed on terms favorable to the Company or at all. These trends and developments have adversely affected, and may continue to adversely affect, both the Company’s circulation and subscription and advertising revenue and may increase subscriber acquisition, retention and other costs.
Technological developments have also increased competition in other ways. For example, digital video content has become more prevalent and attractive for many consumers via direct-to-consumer offerings, as internet streaming capabilities have enabled the disaggregation of content delivery from the ownership of network infrastructure. Other digital platforms and technologies, such as user-generated content platforms and self-publishing tools, combined, in some cases, with widespread availability of sophisticated search engines and public sources of free or relatively inexpensive information and solutions, have also reduced the effort and expense of locating, gathering and disseminating data and producing and distributing certain types of content on a wide scale, allowing digital content providers, customers, suppliers and other third parties to compete with the Company, often at a lower cost, and potentially diminishing the perceived value of the Company’s offerings. Recent developments in AI, such as generative AI, may accelerate or exacerbate these effects. Additional digital distribution channels, such as online retailers and digital marketplaces, some of which have significant scale and leverage, have also presented, and continue to present, challenges to the Company’s business models, particularly its traditional book publishing model, and any failure to adapt to or manage changes made by these channels could adversely affect sales volume, pricing and/or costs.
In order to compete effectively, the Company must differentiate its brands and their associated products and services, respond to new technologies, distribution channels and platforms, develop new products and services and consistently anticipate and respond to changes in consumer and customer needs and preferences, which in turn, depends on many factors both within and beyond its control. The Company relies on brand awareness, reputation and acceptance of its high-quality differentiated content and other products and services, the breadth, depth and accuracy of information provided by its digital real estate services and professional information businesses, as well as its wide array of digital offerings, in order to retain and grow its audiences, consumers and subscribers. However, consumer preferences change frequently and are difficult to predict, and when faced with a multitude of choices, consumers may place greater value on the convenience and price of content and other products and services than they do on their source, quality or reliability. For example, generative AI that has been trained on the Company’s content or is able to produce output that contains, is similar to or is based on the Company’s content without attribution or compensation, may reduce traffic to the Company’s digital properties, decrease subscriptions to its products and services and adversely affect its results of operations. Online traffic and product and service purchases are also driven by visibility on search engines, social media, digital marketplaces, mobile app stores and other platforms. The Company has limited control over changes made by these platforms affecting the visibility of its content and other products and services, which occur frequently. Any failure to successfully manage and adapt to such changes could impede the Company’s ability to compete effectively by decreasing visits to, and advertiser interest in, its digital offerings, increasing costs if free traffic is replaced with paid traffic and lowering product sales and subscriptions.

The Company expects to continue to pursue new strategic initiatives and develop new and enhanced products and services in order to remain competitive, such as additional streaming features and options, including its recently launched ad-supported BINGE product, new content aggregation offerings, innovative digital news products and experiences and the continued expansion into new business models and various adjacencies at its digital real estate services businesses. The Company may also develop additional products and services that responsibly incorporate AI solutions to enhance insights and value for customers and consumers and respond to industry trends. The Company has incurred, and expects to continue to incur, significant costs in order to implement these strategies and develop these new and improved products and services, including costs relating to the initiatives referenced above, as well as other costs to acquire, develop, adopt, upgrade and exploit new and existing technologies and attract and retain employees with the necessary knowledge and skills. There can be no assurance any strategic initiatives, products and services will be successful in the manner or time period or at the cost the Company expects or that it will realize the anticipated benefits it expects.
Some of the Company’s current and potential competitors have greater resources, fewer regulatory burdens, better competitive positions in certain areas, greater operating capabilities, greater access to sources of content, data, technology (including AI) or other services or strategic relationships and/or easier access to financing, which may allow them to respond more effectively to changes in technology, consumer and customer needs and preferences and market conditions. Continued consolidation or strategic alliances in certain industries in which the Company operates or otherwise affecting the Company’s businesses may increase these advantages, including through greater scale, financial leverage and/or access to content, data, technology (including AI) and other offerings. If the Company is unable to compete successfully, its business, results of operations and financial condition could be adversely affected.
Weak Domestic and Global Economic Conditions, Volatility and Disruption in the Financial and Other Markets and Other Events Outside the Company’s Control May Adversely Affect the Company’s Business.
The U.S. and global economies and markets have recently experienced, and are expected to undergo in the future, periods of weakness, uncertainty and volatility due to, among other things, continued inflationary pressures, changes in monetary policy, increased interest rates, recessionary concerns, supply chain disruptions, volatile foreign currency exchange rates, geopolitical tensions and conflicts (including the war in Ukraine) and political and social unrest. These conditions continued to increase the Company’s costs in fiscal 2023 and reduced demand for certain of its products and services. Higher home prices and interest rates, in particular, caused further declines in real estate lead and transaction volumes and adjacent businesses at its Digital Real Estate Services segment and inflation and recessionary concerns adversely impacted both corporate and consumer discretionary spending, resulting in lower advertising and book sales. Higher interest rates also contributed to recent bank failures which have strained the credit and capital markets. These and other similar conditions have in the past also resulted in, and could in the future lead to, among other things, a tightening of, and in some cases more limited access to, the credit and capital markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer net worth and a decline in the real estate and energy and commodities markets. Such weakness and uncertainty and associated market disruptions have often led to broader, prolonged economic downturns that have historically resulted in lower advertising expenditures, lower demand for the Company’s products and services, unfavorable changes in the mix of products and services purchased, pricing pressures, higher borrowing costs and decreased ability of third parties to satisfy their obligations to the Company and have adversely affected the Company’s business, results of operations, financial condition and liquidity. Any continued or recurring economic weakness is likely to have a similar impact on the Company’s business, reduce revenues across its segments and otherwise negatively impact its performance. The Company is particularly exposed to (1) certain Australian business risks because it holds a substantial amount of Australian assets and generated approximately 39% of its fiscal 2023 revenues from Australia and (2) to a lesser extent, business risks relating to the U.K., where it generated approximately 12% of its fiscal 2023 revenues.
The Company may also be impacted by other events outside its control, including pandemics and other health crises, natural disasters, severe weather events (which may occur with increasing frequency and intensity), hostilities, political or social unrest, terrorism or other similar events. For example, the COVID-19 pandemic caused postponements and cancellations of sports events that negatively impacted Foxtel revenues and a decline in print newspaper and advertising sales. Future widespread health crises or other uncontrollable events may similarly have an adverse effect on the Company’s business, results of operations and financial condition.
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
Demand for the Company’s products and services is evaluated based on a variety of metrics, such as the number of users and visits and user engagement for the Company’s digital offerings, circulation for its newspapers and ratings for its cable channels, which are used by advertisers to determine the amount of advertising to purchase from the Company and advertising rates. Any difficulty or failure in accurately measuring demand, particularly for newer offerings or across multiple platforms, may lead to under-measurement and, in turn, lower advertising pricing and spending.
The popularity of digital media among consumers as a source of news, entertainment, information and other content, and the ability of digital advertising to deliver targeted, measurable impressions promptly, has driven a corresponding shift in advertising from traditional channels to digital platforms and adversely impacted the Company’s print advertising revenues. Large digital platforms in particular, such as Facebook, Google and Amazon, which have extensive audience reach, data and targeting capabilities and strengths in certain in-demand advertising formats, command a large share of the digital advertising market. New devices and technologies, as well as higher consumer engagement with other forms of digital media platforms such as online and mobile social networking, have also increased the number of media choices and formats available to audiences, resulting in audience fragmentation and increased competition for advertising. The range of advertising choices across digital products and platforms and the large inventory of available digital advertising space have historically resulted in significantly lower rates for digital advertising (particularly mobile advertising) than for print advertising. Consequently, despite continued growth in the Company’s digital advertising revenues, such revenues may not be able to offset declines in print advertising revenue.
The digital advertising market also continues to undergo changes that may further impact digital advertising revenues. Programmatic buying channels that allow advertisers to buy audiences at scale play a significant role in the advertising marketplace and have caused and may continue to cause further downward pricing pressure and the loss of a direct relationship with marketers. Third-party delivery platforms may also lead to loss of distribution and monetization control, loss of a direct relationship with consumers and adversely affect the Company’s ability to understand its audience and/or collect and apply data for targeted advertising. The Company’s digital advertising operations also rely on a small number of significant technologies such as Google’s Ad Manager which, if interrupted or meaningfully changed, or if the providers leverage their power to alter the economic structure, could adversely impact advertising revenues and/or operating costs. In addition, evolving standards for the delivery of digital advertising, the development and implementation of technology, regulations, policies and practices and changing consumer expectations that adversely affect the Company’s ability to deliver, target or measure the effectiveness of its advertising, including the phase-out of support for third party cookies and mobile identifiers, as well as opt-in requirements and new privacy regulations, may also negatively impact digital advertising revenues. As the digital advertising market continues to evolve, the Company’s ability to compete successfully for advertising budgets will depend on, among other things, its ability to drive scale, engage and grow digital audiences, collect and leverage better user data, develop and grow in-demand digital advertising products and formats such as branded and other custom content and video and mobile advertising, and demonstrate the value of its advertising and the effectiveness of the Company’s platforms to its advertising customers, including through more targeted, data-driven offerings.
The Company’s print and digital advertising revenue is also affected generally by overall national and local economic and business conditions, which tend to be cyclical, as well as election and other news cycles. During fiscal 2023, factors such as inflation, including higher labor costs, higher interest rates, recessionary fears, supply chain disruptions and geopolitical tensions and conflicts (including the war in Ukraine) contributed to greater economic uncertainty, reduced spending by advertisers and lower advertising revenues at certain of the Company’s businesses. Other events outside the Company’s control, including natural disasters, extreme weather, pandemics (including the COVID-19 pandemic) and other widespread health crises, political and social unrest or acts of terrorism, have had, and may in the future have, a similar impact. In addition, certain sectors of the economy account for a significant portion of the Company’s advertising revenues, including retail, technology and finance. The technology and, to a lesser extent, finance sectors were particularly affected by economic and market conditions in fiscal 2023, which led to lower advertising spending and revenues in those categories. The retail sector is also sensitive to weakness in economic conditions and consumer spending, as well as increased online competition. Future declines in the economic prospects of these and other advertisers or the economy in general could alter current or prospective advertisers’ spending priorities or result in consolidation or closures across various industries, which may further reduce the Company’s overall advertising revenue.
While the Company has adopted a number of strategies and initiatives to address these challenges, there can be no guarantee that its efforts will be successful. If the Company is unable to demonstrate the continuing value of its various platforms and high-quality content and brands or offer advertisers unique multi-platform advertising programs, its business, results of operations and financial condition could be adversely affected.

The Inability to Obtain and Retain Sports, Entertainment and Other Programming Rights and Content Could Adversely Affect the Revenue of Certain of the Company’s Operating Businesses, and Costs Could Also Increase Upon Renewal.
Competition for popular programming licensed from third parties is intense, and the success of certain of the Company’s operating businesses, including its subscription television business, depends on, among other things, their ability to obtain and retain rights and access to desirable programming and certain related elements thereof, such as music rights, that enable them to deliver content to subscribers and audiences in the manner in which they wish to consume it and at competitive prices. The Company’s subscription television business has experienced higher programming costs due to, among other things, (1) increases imposed by sports, entertainment and other programmers when offering new programming or upon the expiration of existing contracts; (2) incremental investment requirements for new services; and (3) increased ability for other digital media companies, including streaming services, to obtain rights to popular or exclusive content. Certain of the Company’s operating businesses, including its subscription television business, are party to contracts for a substantial amount of sports, entertainment and other programming rights with various third parties, including professional sports leagues and teams, television and motion picture producers and other content providers. These contracts have varying durations and renewal terms, and as they expire, renewals on favorable terms may be difficult to obtain. In the course of renegotiating these and other agreements as they expire, the financial and other terms, such as exclusivity and the scope of rights, under these contracts may change unfavorably as a result of various reasons beyond the Company’s control such as changes in the Company’s ability to secure these rights. In order to retain or extend such rights, the Company may be required to increase its offer to amounts that substantially exceed the existing contract costs, and third parties may outbid the Company for those rights and/or for any new programming offerings. In addition, as other content providers develop their own competing services, they may be unwilling to provide the Company with access to certain content. For example, in connection with the launch of Disney+, Disney removed its Disney-branded movie channel and kids channels, as well as certain non-branded content, from Foxtel. Consolidation among content providers may result in additional content becoming unavailable to the Company and/or increase the scale and leverage of those providers. Content may also become unavailable due to factors impacting the ability of the Company’s content providers to produce and distribute programming, such as prolonged work stoppages, pandemics and other health crises or other events. The loss of rights, any adverse changes to existing rights, including loss of exclusivity or broader digital rights, or the unavailability of content for any other reason, may adversely affect the Company’s ability to differentiate its services and the breadth or quality of the Company’s content offerings, including the extent of the sports coverage and entertainment programming offered by the Company, and lead to customer or audience dissatisfaction or loss, which could, in turn, adversely affect its revenues. In addition, the Company’s business, results of operations and financial condition could be adversely affected if upon renewal, escalations in programming rights costs are unmatched by increases in subscriber and carriage fees and advertising rates. The long-term nature of some of the Company’s content commitments may also limit its flexibility in planning for, or reacting to changes in, business and economic conditions and the market segments in which it operates.
The Company Has Made and May Continue to Make Strategic Acquisitions, Investments and Divestitures That Introduce Significant Risks and Uncertainties.
In order to position its business to take advantage of growth opportunities, the Company has made and may continue to make strategic acquisitions and investments that involve significant risks and uncertainties. These risks and uncertainties include, among others: (1) the difficulty in integrating newly acquired businesses, operations and systems, such as financial reporting, internal controls, compliance and information technology (including cybersecurity and data protection controls), in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other anticipated benefits, (3) the potential loss of key employees, customers and suppliers, (4) with respect to investments, risks associated with the inability to control the operations of the business, (5) the risk of diverting the attention of the Company’s senior management from the Company’s operations, (6) in the case of foreign acquisitions and investments, the impact of specific economic, tax, currency, political, legal and regulatory risks associated with the relevant countries, (7) expenses and liabilities, both known and unknown, associated with the acquired businesses or investments, (8) in some cases, increased regulation and (9) in some cases, lower liquidity as a result of the use of cash or incurrence of debt to fund such acquisition or investment. If any acquired business or investment fails to operate as anticipated or an acquired business cannot be successfully integrated with the Company’s existing businesses, the Company’s business, results of operations, financial condition, brands and reputation could be adversely affected, and the Company may be required to record non-cash impairment charges for the write-down of certain acquired assets and investments. The Company’s ability to continue to make acquisitions depends on the availability of suitable candidates at acceptable prices and whether restrictions are imposed by governmental bodies or regulations, and competition for certain types of acquisitions is significant.
The Company has also divested and may in the future divest certain assets or businesses that no longer fit with its strategic direction or growth targets or for other business reasons. Divestitures involve significant risks and uncertainties that could adversely affect the Company’s business, results of operations and financial condition. These include, among others, the inability to find potential buyers on favorable terms, disruption to its business and/or diversion of management attention from other business concerns, loss of key employees, renegotiation or termination of key business relationships, difficulties in separating the operations of the divested business, retention of certain liabilities related to the divested business and indemnification or other post-closing claims.
The Company’s Businesses Depend on a Single or Limited Number of Suppliers for Certain Key Products and Services, and Any Reduction or Interruption in the Supply of These Products and Services or a Significant Increase in Price Could Have an Adverse Effect on the Company’s Business, Results of Operations and Financial Condition.
The Company’s businesses depend on a single or limited number of third party suppliers for certain key products and services. For example, in its pay-TV business, the Company depends on Optus to provide all of its satellite transponder capacity, Akamai and Amazon Web Services (AWS) for content delivery networks (CDN) and hosting services and CommScope to supply its set-top boxes, and the Company’s reliance on these suppliers has increased as it migrates broadcast subscribers to satellite or internet delivery. If the Company’s relationship with key suppliers deteriorates or any of these suppliers breaches or terminates its agreement with the Company or otherwise fails to perform its obligations in a timely manner, experiences operating or financial difficulties, is unable to meet demand due to component shortages and other supply chain issues, labor shortages, insufficient capacity or otherwise, significantly increases the amount the Company pays for necessary products or services or ceases production or provision of any necessary product or service, the Company’s business, results of operations and financial condition may be adversely affected.
In addition, Telstra is currently the exclusive provider of wholesale fixed voice and broadband services for the Company’s pay-TV business and the largest reseller of its satellite products. Any disruption in the supply of those services or a decline in Telstra’s business could result in disruptions to the supply of, and/or reduce the number of subscribers for, the Company’s products and services, which could, in turn, adversely affect its business, results of operations and financial condition.
While the Company will seek alternative sources for these products and services where possible and/or permissible under applicable agreements, it may not be able to develop these alternative sources quickly and cost-effectively or at all, which could impair its ability to timely deliver its products and services or operate its business.
Any Significant Increase in the Cost to Print and Distribute the Company’s Books and Newspapers or Disruption in the Company’s Supply Chain or Printing and Distribution Channels may Adversely Affect the Company’s Business, Results of Operations and Financial Condition.
Printing and distribution costs, including the cost of paper, are a significant expense for the Company’s book and newspaper publishing units. The price of paper has historically been volatile, and the Company experienced significant increases in paper prices in fiscal 2023 due to various factors, including continued increases in supplier operating expenses, inflationary pressures and other factors. While the Company anticipates these increases will moderate, it expects prices to remain elevated. The Company also relies on third-party suppliers for deliveries of paper and on third-party printing and distribution partners to print and distribute its books and newspapers. During fiscal 2023, inflationary pressures, labor shortages, higher transportation costs and delays and other supply chain issues continued to increase the cost to print and distribute the Company’s books and newspapers, particularly manufacturing and freight costs at its book publishing business. These and other factors such as financial pressures, industry trends or economics (including the closure or conversion of newsprint mills), labor unrest, changes in laws and regulations, natural disasters, extreme weather (which may occur with increasing frequency and intensity), pandemics and other widespread health crises or other circumstances affecting the Company’s paper and other third-party suppliers and print and distribution partners could continue to increase the Company’s printing and distribution costs and could lead to disruptions, reduced operations or consolidations within the Company’s printing and distribution supply chains and/or of third-party print sites and/or distribution routes. The Company may not be able to develop alternative providers quickly and cost-effectively, which could disrupt printing and distribution operations or increase the cost of printing and distributing the Company’s books and newspapers. Any significant increase in these costs, undersupply or significant disruptions in the supply chain or the Company’s printing and distribution channels could have an adverse effect on the Company’s business, results of operations and financial condition.
The Company’s Reputation, Credibility and Brands are Key Assets and Competitive Advantages and its Business and Results of Operations may be Affected by How the Company is Perceived.
The Company’s products and services are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal and premier news brands in Australia and the U.K., Dow Jones, HarperCollins Publishers,

Foxtel, realestate.com.au, Realtor.com®, OPIS and many others, and the Company believes its success depends on its continued ability to maintain and enhance these brands. The Company’s brands, credibility and reputation could be damaged by incidents that erode consumer and customer trust or a perception that the Company’s products and services, including its journalism, programming, real estate information, benchmark and pricing services and other data and information, are low quality, unreliable or fail to maintain independence and integrity. Significant negative claims or publicity regarding the Company’s products and services, operations, customer service, management, employees, advertisers and other business partners, business decisions, social responsibility and culture may damage its brands or reputation, even if such claims are untrue. The Company’s brands and reputation may also be impacted by, or associated with, its public commitments to various corporate ESG initiatives, its progress towards achieving these goals, as well as positions the Company, its businesses or its publications take or do not take on social issues. Changes in methodologies for reporting ESG data, improvements in third-party data, changes in the Company’s operations or other circumstances, the evolution of the Company’s processes for reporting ESG data and disparate and evolving standards for identifying, measuring, and reporting ESG metrics, including disclosures that may be required by the SEC, European and other regulators, could result in revisions to the Company’s current goals, reported progress in achieving such goals or ability to achieve such goals in the future. The Company’s disclosures on these matters and any updates or revisions to prior disclosures, any changes to or failure to achieve its commitments or any unpopular positions could harm the Company’s brands and reputation. To the extent the Company’s brands, reputation and credibility are damaged, the Company’s ability to attract and retain consumers, customers, advertisers and employees, as well as the Company’s sales, business opportunities and profitability, could be adversely affected, which could in turn have an adverse impact on its business and results of operations.
The Company’s International Operations Expose it to Additional Risks that Could Adversely Affect its Business, Operating Results and Financial Condition.
In its fiscal year ended June 30, 2023, approximately 62% of the Company’s revenues were derived outside the U.S., and the Company is focused on expanding its international operations. There are risks inherent in doing business internationally and other risks may be heightened, including (1) issues related to staffing and managing international operations, including maintaining the health and safety of its personnel around the world; (2) economic uncertainties and volatility in local markets, including as a result of inflationary pressures or a general economic slowdown or recession, and political or social instability; (3) the impact of catastrophic events in relevant jurisdictions such as natural disasters, extreme weather (which may occur with increasing frequency and intensity), pandemics (including COVID-19) and other widespread health crises, acts of terrorism or war (including the war in Ukraine); (4) compliance with international laws, regulations and policies and potential adverse changes thereto, including foreign tax regimes, foreign ownership restrictions, restrictions on repatriation of funds and foreign currency exchange, data privacy requirements such as the GDPR, foreign intellectual property laws and local labor and employment laws and regulations; (5) compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws and regulations, export controls and economic sanctions; and (6) regulatory or governmental action against the Company’s products, services and personnel such as censorship or other restrictions on access, detention or expulsion of journalists or other employees and other retaliatory actions, including as a result of geopolitical tensions and conflicts. Events or developments related to these and other risks associated with the Company’s international operations could result in reputational harm and have an adverse impact on the Company’s business, results of operations, financial condition and prospects. Challenges associated with operating globally may increase as the Company continues to expand into geographic areas that it believes represent the highest growth opportunities.
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

In addition, Move, the Company’s digital real estate services business in the U.S., operates the Realtor.com® website under an agreement with NAR that is perpetual in duration. However, NAR may terminate the operating agreement for certain contractually-specified reasons upon expiration of any applicable cure periods. If the operating agreement with NAR is terminated, the NAR License would also terminate, and Move would be required to transfer a copy of the software that operates the Realtor.com® website to NAR and provide NAR with copies of its agreements with advertisers and data content providers. NAR would then be able to operate a Realtor.com® website, either by itself or with another third party.
Damage, Failure or Destruction of Satellites and Transmitter Facilities that the Company’s Pay-TV Business Depends Upon to Distribute its Programming Could Adversely Affect the Company’s Business, Results of Operations and Financial Condition.
The Company’s pay-TV business uses satellite systems to transmit its programming to its subscribers and/or authorized sublicensees. The Company’s distribution facilities include uplinks, communications satellites and downlinks, and the Company also uses studio and transmitter facilities. Transmissions may be disrupted or degraded as a result of natural disasters, extreme weather (which may occur with increasing frequency and intensity), power outages, terrorist attacks, cyberattacks or other similar events, that damage or destroy on-ground uplinks or downlinks or studio and transmitter facilities, or as a result of damage to a satellite. Satellites are subject to significant operational and environmental risks while in orbit, including anomalies resulting from various factors such as manufacturing defects and problems with power or control systems, as well as environmental hazards such as meteoroid events, electrostatic storms and collisions with space debris. These events may result in the loss of one or more transponders on a satellite or the entire satellite and/or reduce the useful life of the satellite, which could, in turn, lead to a disruption or loss of video services to the Company’s customers. The Company does not carry commercial insurance for business disruptions or losses resulting from the foregoing events as it believes the cost of insurance premiums is uneconomical relative to the risk. Instead, the Company seeks to mitigate this risk through the maintenance of backup satellite capacity and other contingency plans. However, these steps may not be sufficient, and if the Company is unable to secure alternate distribution, studio and/or transmission facilities in a timely manner, any such disruption or loss could have an adverse effect on the Company’s business, results of operations and financial condition.
Attracting, Retaining and Motivating Highly Qualified People is Difficult and Costly, and the Failure to Do So Could Harm the Company’s Business.
The Company’s businesses depend upon the continued efforts, abilities and expertise of its corporate and divisional executive teams and other highly qualified employees who possess substantial business, technical and operational knowledge. The market for highly skilled people, including for technology-related, product development, data science, marketing and sales roles, is very competitive, and the Company cannot ensure that it will be successful in retaining and motivating these employees or hiring and training suitable additions or replacements without significant costs or delays, particularly as it continues to focus on its digital products and services. These risks have been, and may in the future be, exacerbated by labor constraints and inflationary pressures on employee wages and benefits. Evolving workplace and workforce dynamics, including the increased availability of flexible, hybrid and work-from-home arrangements, may also make it more difficult to hire, retain and motivate qualified employees if the Company’s needs are not aligned with worker demands or as a result of workplace culture challenges due to remote work. Reductions in force that the Company has conducted from time to time in order to optimize its organizational structure and reduce costs, including the headcount reduction announced in February 2023, may further adversely impact the Company’s ability to attract, retain and motivate employees, and there can be no assurance that the expected benefits of these actions will be realized, including the anticipated cost savings. The loss of key employees, the failure to attract, retain and motivate other highly qualified people or higher costs associated with these efforts, could harm the Company’s business, including the ability to execute its business strategy, and negatively impact its results of operations.
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
Labor Disputes May Have an Adverse Effect on the Company’s Business.
In some of the Company’s businesses, it engages the services of employees who are subject to collective bargaining agreements. The Company has experienced, and may in the future experience, labor unrest, including strikes or work slowdowns, in connection with the negotiation of collective bargaining agreements. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute, could cause delays in production or other business interruptions or reduce profit margins and have an adverse effect on the Company’s business and reputation, and these risks may be exacerbated by labor constraints and inflationary pressures on employee wages and benefits.
Risks Related to Information Technology, Cybersecurity and Data Protection
A Breach, Failure, Misuse of or other Incident Involving the Company’s or its Third Party Providers’ Network and Information Systems or Other Technologies Could Cause a Disruption of Services or Loss, Corruption, Improper Access to or Disclosure of Personal Data, Business Information or Other Confidential Information, Resulting in Increased Costs, Loss of Revenue, Reputational Damage or Other Harm to the Company’s Business.
Network and information systems and other technologies, including those related to the Company’s CDNs and network management, are important to its business activities and contain the Company’s proprietary, confidential and sensitive business information, including personal data of its customers and personnel. The Company also relies on third party providers for certain software, technology and “cloud-based” systems and services, including AWS, that support a variety of critical business operations. Events affecting the Company’s systems or other technologies, or those of third parties upon which the Company’s business relies, such as computer compromises, cyber threats and attacks, computer viruses or other destructive or disruptive software, process breakdowns, ransomware and denial of service attacks, malicious social engineering or other malicious activities by individuals (including employees) or state-sponsored or other groups, or any combination of the foregoing, as well as power, telecommunications and internet outages, equipment failure, fire, natural disasters, extreme weather (which may occur with increasing frequency and intensity), terrorist activities, war, human or technological error or malfeasance that may affect such systems, could result in disruption of the Company’s services and business and/or loss, corruption, improper access to or disclosure of personal data, business information, including intellectual property, or other confidential information. Unauthorized parties may also fraudulently induce the Company’s employees or other agents to disclose sensitive or confidential information in order to gain access to the Company’s systems, facilities or data, or those of third parties with whom the Company does business. In addition, any “bugs,” errors or other defects in, or the improper implementation of, hardware or software applications the Company develops or procures from third parties could unexpectedly disrupt the Company’s network and information systems or other technologies or compromise information security. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery and business continuity planning may not be sufficient to address all potential cyber events or other disruptions.
In recent years, there has been a significant rise in the number of cyberattacks on companies’ network and information systems, and such attacks are becoming increasingly more sophisticated, targeted and difficult to detect and prevent against. Factors such as (1) geopolitical tensions or conflicts, including Russia’s invasion of Ukraine, (2) greater levels of remote access to Company systems by employees and (3) access to Company networks, products and services by Company personnel, customers and other third parties using personal devices and apps or tools available on such devices, including AI tools, that are outside the Company’s control may further heighten cybersecurity risks, including the risk of cybersecurity attacks and the unintended or unauthorized disclosure of personal data, business information or other confidential information. Acquisitions or other transactions could also expose the Company to cybersecurity risks and vulnerabilities, as the Company’s systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Consequently, the risks associated with cyberattacks continue to increase, particularly as the Company’s digital businesses expand. The Company has experienced, and expects to continue to be subject to, cybersecurity threats and activity, none of which have been material to the Company to date, individually or in the aggregate. However, there is no assurance that cybersecurity threats or activity will not have a material adverse effect in the future. Countermeasures that the Company and its vendors have developed and implemented to protect personal data, business information, including intellectual property, and other confidential information, to prevent or mitigate system disruption, data loss or corruption, and to prevent or detect security breaches may not be successful in preventing or mitigating these events, particularly given that techniques used to access, disable or degrade service, or sabotage systems have continued to become more sophisticated and change frequently. Additionally, it may be difficult to detect and defend against certain threats and vulnerabilities that can persist over extended periods of time. Any events affecting the Company’s network and information systems or other technologies could require the Company to expend significant resources to remedy such event.

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
A significant failure, compromise, breach or interruption of the Company’s systems or other technologies, or those of third parties upon which its business relies, could result in a disruption of its operations, including degradation or disruption of service, equipment and data damage, customer, audience or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations and enforcement actions, lawsuits, fines, penalties and other payments, remediation costs, a loss of or inability to attract new customers, audience, advertisers or business partners or loss of revenues and other financial losses. If any such failure, compromise, breach, interruption or similar event results in improper access to or disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including financial, personal and credit card data, as well as confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy, as well as private individual or class action lawsuits or regulatory enforcement actions. The Company may also be required to notify certain governmental agencies and/or regulators (including the appropriate EU supervisory authority) about any actual or perceived data security breach, as well as the individuals who are affected by any such breach, within strict time periods and at significant cost. In addition, media or other reports of actual or perceived security vulnerabilities in the Company’s systems or those of third parties upon which its business relies, even if nothing has actually been attempted or occurred, could also adversely impact the Company’s brand and reputation and materially affect its business, results of operations and financial condition.
Failure to Comply with Complex and Evolving Laws and Regulations, Industry Standards and Contractual Obligations Regarding Privacy, Data Use and Data Protection Could Have an Adverse Effect on the Company’s Business, Financial Condition and Results of Operations.
The Company’s business activities are subject to various and increasing laws and regulations in the United States and internationally governing the collection, use, sharing, protection and retention of personal data, which have implications for how such data is managed. Examples of such laws include the European Union’s GDPR and the UK DPA and UK GDPR, each of which expands the regulation of personal data processing throughout the European Union and the U.K., respectively, and significantly increases maximum penalties for non-compliance, as well as a number of U.S. state data privacy laws, which establish certain transparency rules, put greater restrictions on the collection, use and sharing of personal information of their respective state residents and provide such residents with certain rights regarding their personal information. See “Governmental Regulation—Data Privacy and Security Regulation” for more information. These laws and regulations are increasingly complex and continue to evolve, and substantial uncertainty surrounds their scope and application. Moreover, data privacy and security laws may potentially conflict from jurisdiction to jurisdiction. Complying with these laws and regulations could be costly and resource-intensive, require the Company to change its business practices, or limit or restrict aspects of the Company’s business in a manner adverse to its business operations, including by inhibiting or preventing the collection of information that enables it to target and measure the effectiveness of advertising. The Company’s failure to comply, even if inadvertent or in good faith, or as a result of a compromise, breach or interruption of the Company’s systems by a third party, could result in exposure to enforcement by U.S. federal, state or local or foreign governments or private parties, notification and remediation costs, loss of customers, as well as significant negative publicity and reputational damage. The Company may also be subject to liability under relevant contractual obligations and may be required to expend significant resources to defend, remedy or address any claims.
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
As of June 30, 2023, News Corp had $2.8 billion of total outstanding indebtedness (excluding related party debt), including $636 million and $211 million, respectively, of indebtedness held by its non-wholly owned subsidiaries, Foxtel and REA Group (collectively with News Corp, the “Debtors”). The indebtedness of the Debtors and the terms of their financing arrangements could: (1) limit their ability to obtain additional financing in the future; (2) make it more difficult for them to satisfy their obligations under the terms of their financing arrangements, including the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents (collectively, the “Debt Documents”); (3) limit their ability to refinance their indebtedness on terms acceptable to them or at all; (4) limit their flexibility to plan for and adjust to changing business and market conditions in the industries in which they operate and increase their vulnerability to general adverse economic and industry conditions; (5) require them to dedicate a substantial portion of their cash flow to make interest and principal payments on their debt, thereby limiting the availability of their cash flow to fund future investments, capital expenditures, working capital, business activities, acquisitions and other general corporate requirements; (6) subject them to higher levels of indebtedness than their competitors, which may cause a competitive disadvantage and may reduce their flexibility in responding to increased competition; and (7) in the case of the Company’s fixed rate indebtedness, which includes prepayment penalties, diminish the Company’s ability to benefit from any future decrease in interest rates.
The ability of the Debtors to satisfy their debt service obligations (including any repurchase obligations upon a change in control) and to fund other cash needs will depend on the Debtors’ future performance and other factors such as changes in interest rates (which have been increasing) affecting the Debtors’ variable rate indebtedness. Although the Company hedges a portion of this interest rate exposure, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties. If the Debtors do not generate enough cash to pay their debt service obligations and fund their other cash requirements, they may be required to restructure or refinance all or part of their existing debt, sell assets, borrow more money or raise additional equity, any or all of which may not be available on reasonable terms or at all. The Company and its subsidiaries, including the Debtors, may also be able to incur substantial additional indebtedness in the future, which could exacerbate the effects described above and elsewhere in this “Item 1A. Risk Factors.”
In addition, the Debtors’ outstanding Debt Documents contain financial and operating covenants that may limit their operational and financial flexibility. These covenants include compliance with, or maintenance of, certain financial tests and ratios and may, depending on the applicable Debtor and subject to certain exceptions, restrict or prohibit such Debtor and/or its subsidiaries from, among other things, incurring or guaranteeing debt, undertaking certain transactions (including certain investments and acquisitions), disposing of certain properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of certain other loans, undergoing fundamental business changes and/or paying dividends or making other restricted payments and investments. Various risks, uncertainties and events beyond the Debtors’ control could affect their ability to comply with these restrictions and covenants. In the event any of these covenants are breached and such breach results in a default under any Debt Documents, the lenders or noteholders, as applicable, may accelerate the maturity of the indebtedness under the applicable Debt Documents, which could result in a cross-default under other outstanding Debt Documents and could have a material adverse impact on the Company’s business, results of operations and financial condition.
Fluctuations in Foreign Currency Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.
The Company is primarily exposed to foreign currency exchange rate risk with respect to its consolidated debt that is denominated in a currency other than the functional currency of the operations whose cash flows support the ability to repay or refinance such debt. As of June 30, 2023, the Foxtel operating subsidiaries, whose functional currency is Australian dollars, had approximately $149 million aggregate principal amount of outstanding indebtedness denominated in U.S. dollars. The Company’s policy is to evaluate hedging against the risk of foreign currency exchange rate movements with respect to this exposure to reduce volatility and enhance predictability where commercially reasonable. However, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties to those arrangements.
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
The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.
As a result of changes in the Company’s industry and market conditions, the Company has recognized, and may in the future recognize, impairment charges for write-downs of goodwill, intangible assets, investments and other long-lived assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s results of operations and, in the case of cash restructuring charges, its financial condition. See Notes 5, 6, 7 and 8 to the Financial Statements for more information. For instance, any significant shortfall, now or in the future, in advertising revenue or subscribers, the expected popularity of the content for which the Company has acquired rights and/or consumer acceptance of its products could lead to a downward revision in the fair value of certain reporting units. Any downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or other long-lived assets could result in impairments for which non-cash charges would be required, and any such charge could be material to the Company’s reported results of operations. For example, in fiscal 2023, the Company recognized non-cash impairment charges of $106 million, primarily related to write-downs of REA Group’s investment in PropertyGuru and certain tradenames and licenses. The Company may also incur restructuring charges if it is required to realign its resources in response to significant shortfalls in revenue or other adverse trends. During fiscal 2023, the Company incurred cash restructuring charges of approximately $80 million in connection with the headcount reduction announced in February 2023 in response to macroeconomic challenges facing many of its businesses. Any impairments and restructuring charges may also negatively impact the Company’s taxes, including its ability to realize its deferred tax assets and deduct certain interest costs.
The Company Could Be Subject to Significant Additional Tax Liabilities, which Could Adversely Affect its Operating Results and Financial Condition.
The Company is subject to taxation in U.S. federal, state and local jurisdictions and various non-U.S. jurisdictions, including Australia and the U.K. The Company’s effective tax rate is impacted by the tax laws, regulations, practices and interpretations in the jurisdictions in which it operates and may fluctuate significantly from period to period depending on, among other things, the geographic mix of the Company’s profits and losses, changes in tax laws and regulations or their application and interpretation, the outcome of tax audits and changes in valuation allowances associated with the Company’s deferred tax assets. Changes to enacted tax laws could have an adverse impact on the Company’s future tax rate and increase its tax provision. For example, the recently enacted Inflation Reduction Act (IRA) imposed, among other things, a 15% minimum tax on corporations with over $1 billion of financial statement income and a 1% excise tax on corporate stock repurchases. The Company is not expected to be subject to the corporate minimum tax and it will be subject to the 1% excise tax on stock repurchases, which is not expected to have a material impact on the Company’s results of operations. The Company may be required to record additional valuation allowances if, among other things, changes in tax laws or adverse economic conditions negatively impact the Company’s ability to realize its deferred tax assets. Evaluating and estimating the Company’s tax provision, current and deferred tax assets and liabilities and other tax accruals requires significant management judgment, and there are often transactions for which the ultimate tax determination is uncertain.
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
The Organization for Economic Cooperation and Development (OECD) continues to develop detailed rules to assist in the implementation of landmark reforms to the international tax system, as agreed in October 2021 by 136 members of the OECD/G20 Inclusive Framework. These rules are intended to address the tax challenges arising from globalization and the digitalization of the economy, including by (i) requiring multinational enterprises whose revenues exceed 20 billion Euros and have a profit-to-revenue ratio of more than 10% to allocate profits and pay taxes to market jurisdictions and (ii) establishing a minimum 15% tax rate for multinational enterprises. In December 2022, EU member states agreed to adopt the OECD’s minimum tax rules, which are expected to begin going into effect in tax years beginning on January 1, 2024 or later. Several other countries, including the UK, are also considering changes to their tax law to implement the OECD’s minimum tax proposal. The application of the rules continues to evolve, and its outcome may alter aspects of how the Company’s tax obligations are determined in countries in which it does business. While several jurisdictions have rolled back their digital services taxes, certain jurisdictions still have separately enacted new digital services taxes. Those taxes have had limited impact on the Company’s overall tax obligations, but the Company continues to monitor them.

Risks Related to Legal and Regulatory Matters
The Company’s Business Could Be Adversely Impacted by Changes in Law, Governmental Policy and Regulation.
Various aspects of the Company’s activities are subject to regulation in numerous jurisdictions around the world, and the introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed, and changes in existing laws and regulations in those countries or the enforcement thereof, have increased its compliance risk and could have a negative impact on its interests. The Company’s Australian operating businesses may be adversely affected by changes in government policy, regulation or legislation, or the application or enforcement thereof, applying to companies in the Australian media industry or to Australian companies in general. See “Governmental Regulation—Australian Media Regulation” for more information. Benchmarks provided by the Company’s OPIS business may be subject to regulatory frameworks in the EU and other jurisdictions. See “Governmental Regulation—Benchmark Regulation” for more information. The Company’s newspaper publishing businesses in the U.K. are subject to greater regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, and the Company’s radio stations in the U.K. and Ireland and TalkTV are subject to governmental regulation by Ofcom. See “Governmental Regulation—U.K. Press Regulation” and “—U.K. Radio and Television Broadcasting Regulation,” respectively, for more information. In addition, increased focus on ESG issues among governmental bodies and various stakeholders has resulted, and may continue to result, in the adoption of new laws and regulations, reporting requirements and policies in the U.S. and internationally, including more specific, target-driven frameworks and prescriptive reporting of ESG metrics, practices and targets. Laws and regulations may vary between local, state, federal and international jurisdictions and may sometimes conflict, and the enforcement of those laws and regulations may be inconsistent and unpredictable. Many of these laws and regulations, particularly those relating to ESG matters, are complex, technical and evolving rapidly. The Company may incur substantial costs or be required to change its business practices, implement new reporting processes and devote substantial management attention in order to comply with applicable laws and regulations and could incur substantial penalties or other liabilities and reputational damage in the event of any failure to comply.
Adverse Results from Litigation or Other Proceedings Could Impact the Company’s Business Practices and Operating Results.
From time to time, the Company is party to litigation, as well as to regulatory and other proceedings with governmental authorities and administrative agencies, including with respect to antitrust, tax, data privacy and security, intellectual property, employment and other matters. See Note 16 to the Financial Statements for a discussion of certain matters. The outcome of these matters and other litigation and proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages, injunctive relief or settlement costs that could adversely affect the Company’s results of operations or financial condition as well as the Company’s ability to conduct its business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel and other factors. While the Company maintains insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if the Company believes a claim is covered by insurance, insurers may dispute its entitlement to recovery for a variety of potential reasons, which may affect the timing and, if they prevail, the amount of the Company’s recovery.
Risks Related to Intellectual Property
Unauthorized Use of the Company’s Content, including Digital Piracy and Signal Theft, may Decrease Revenue and Adversely Affect the Company’s Business and Profitability.
The Company’s success depends in part on its ability to maintain, enforce and monetize the intellectual property rights in its original and acquired content, and unauthorized use of its brands, programming, digital journalism and other content, books and other intellectual property affects the value of its content. Developments in technology, including the wide availability of higher internet bandwidth and reduced storage costs, increase the threat of unauthorized use such as content piracy by making it easier to stream, duplicate and widely distribute pirated material, including from less-regulated countries into the Company’s primary markets. The Company seeks to limit the threat of content piracy by, among other means, preventing unauthorized access to its content through the use of programming content encryption, signal encryption and other security access devices and digital rights management software, as well as by obtaining site blocking orders against pirate streaming and torrent sites and a variety of other actions. However, piracy is difficult to monitor and prevent and these efforts may be costly and are not always successful, particularly as infringers continue to develop tools that undermine security features and enable them to disguise their identities online. Recent advances and continued rapid development in AI may also lead to unauthorized exploitation of the Company’s journalism and other content, both in the training of new models as well as output produced by generative AI tools. The proliferation of unauthorized use of the Company’s content undermines lawful distribution channels and reduces the revenue that the Company could receive from the legitimate sale and distribution of its content. Protection of the Company’s intellectual property rights is dependent on the scope and duration of its rights as defined by applicable laws in the U.S. and abroad, and if those laws are drafted or interpreted in ways that limit the extent or duration of the Company’s rights, or if existing laws are changed or not effectively enforced, the Company’s ability to generate revenue from its intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. In addition, the failure of legal and technological protections to evolve as technological tools become more sophisticated could make it more difficult for the Company to adequately protect its intellectual property, which could, in turn, negatively impact its value and further increase the Company’s enforcement costs.
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
Certain of the Company’s directors and executive officers own shares of FOX’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of the Company’s officers and directors also serve as officers and/or as directors of FOX, including K. Rupert Murdoch, who serves as the Company’s Executive Chair and Chair of FOX, and Lachlan K. Murdoch, who serves as the Company’s Co-Chair and Executive Chair and Chief Executive Officer of FOX. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for the Company and FOX. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Company and FOX regarding the terms of the agreements governing the indemnification of certain matters. In addition to any other arrangements that the Company and FOX may agree to implement, the Company and FOX agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.
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
•special stockholders’ meeting to be called only by the Board of Directors, the Chair or a Vice or Deputy Chair of the Board of Directors, or, after first requesting that the Board of Directors fix a record date for such meeting, the holders of not less than 20% of the voting power of the Company’s outstanding voting stock;
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
In addition, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust (MFT), which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 39.9% of the Company’s Class B Common Stock as of June 30, 2023, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the MFT. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional less than one percent of the Company’s Class B Common Stock as of June 30, 2023. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 40.4% of the Company’s Class B Common Stock as of June 30, 2023. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the MFT increases the likelihood that proposals submitted for stockholder approval that are supported by the MFT will be adopted and proposals that the MFT does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock.
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
(b)The leased offices of HarperCollins U.S. in New York, New York;
(c)The leased offices of Move in Santa Clara, California;
(d)The office space campus owned by the Company in South Brunswick, New Jersey; and
(e)The leased offices of Opcity in Austin, Texas.
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
2.The leased print center and office facility in Melbourne, Australia at which Herald Sun and Sunday Herald Sun are printed and published, respectively; and
3.A Company-owned print center and an office building in Adelaide, Australia at which The Advertiser and Sunday Mail are printed and published, respectively;
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The Nasdaq Global Select Market (“Nasdaq”), its principal market, under the symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A Common Stock and Class B Common Stock are listed and traded on the Australian Securities Exchange (“ASX”) under the symbols “NWSLV” and “NWS,” respectively. As of August 4, 2023, there were approximately 15,000 holders of record of shares of Class A Common Stock and 400 holders of record of shares of Class B Common Stock.
Dividends
For information regarding dividends, see Note 12—Stockholders' Equity in the accompanying Consolidated Financial Statements.
Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. The remaining authorized amount under the Repurchase Program as of June 30, 2023 was approximately $577 million.
Stock repurchases under the Repurchase Program commenced on November 9, 2021. During the fiscal year ended June 30, 2023, the Company repurchased and subsequently retired 9.5 million shares of Class A Common Stock for approximately $159 million and 4.7 million shares of Class B Common Stock for approximately $81 million. During the fiscal year ended June 30, 2022, the Company repurchased and subsequently retired 5.8 million shares of Class A Common Stock for approximately $122 million and 2.9 million shares of Class B Common Stock for approximately $61 million. The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the fiscal year ended June 30, 2021.
The following table details the Company’s monthly share repurchases during the three months ended June 30, 2023:

	Total Number of Shares Purchased - Class A(a)	Total Number of Shares Purchased - Class B(a)	Average Price Paid Per Share - Class A(b)	Average Price Paid Per Share - Class B(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	(in millions, except per share amounts)
April 3, 2023 - April 30, 2023	0.6	0.3	$17.29	$17.46	0.9	$608
May 1, 2023 - June 4, 2023	0.8	0.3	$17.86	$17.98	1.1	$589
June 5, 2023 - July 2, 2023	0.4	0.2	$19.18	$19.39	0.6	$577
Total	1.8	0.8	$17.99	$18.15	2.6
________________________
(a)The Company has not made any repurchases of Common Stock other than in connection with the publicly announced stock repurchase program described above.
(b)Amounts exclude taxes, fees, commissions or other costs associated with the repurchases.
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
The following discussion and analysis omits discussion of fiscal 2021. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 for a discussion of fiscal 2021.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Businesses—This section provides a general description of the Company’s businesses, as well as developments that occurred during the two fiscal years ended June 30, 2023 and through the date of this filing that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the two fiscal years ended June 30, 2023. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed. The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2023 and 2022 included 52 and 53 weeks, respectively. As a result, the Company has referenced the impact of the 53rd week, where applicable, when providing analysis of the results of operations.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the two fiscal years ended June 30, 2023, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of June 30, 2023.
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
OVERVIEW OF THE COMPANY’S BUSINESSES
The Company manages and reports its businesses in the following six segments:
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.4% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, property.com.au and property portals in India. In addition, REA Group provides property-related data to the financial sector and financial services through a digital property search and financing experience and a mortgage broking offering.
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus, Market VIPSM and AdvantageSM Pro products as well as its referral-based services, ReadyConnect ConciergeSM and UpNest. Move also offers online tools and services to do-it-yourself landlords and tenants.
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees, primarily via satellite and internet distribution, and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider. Its Foxtel pay-TV service provides approximately 200 live channels and video on demand covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Group’s Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group’s other streaming services include BINGE, its entertainment streaming service, and Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content.
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
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information whose products target individual consumers and enterprise customers and are distributed through a variety of media channels including newspapers, newswires, websites, mobile apps, newsletters, magazines, proprietary databases, live journalism, video and podcasts. Dow Jones’s consumer products include premier brands such as The Wall Street Journal, Barron’s, MarketWatch and Investor’s Business Daily. Dow Jones’s professional information products, which target enterprise customers, include Dow Jones Risk & Compliance, a leading provider of data solutions to help customers identify and manage regulatory, corporate and reputational risk with tools focused on financial crime, sanctions, trade and other compliance requirements, OPIS, a leading provider of pricing data, news, insights, analysis and other information for energy commodities and key base chemicals, Factiva, a leading provider of global business content, and Dow Jones Newswires, which distributes real-time business news, information and analysis to financial professionals and investors.
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
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes The Australian, The Daily Telegraph, Herald Sun, The Courier Mail, The Advertiser and the

news.com.au website in Australia, The Times, The Sunday Times, The Sun, The Sun on Sunday and thesun.co.uk in the U.K. and the-sun.com in the U.S. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., TalkTV in the U.K. and Storyful, a social media content agency.
•Other—The Other segment consists primarily of general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters (as defined in Note 16—Commitments and Contingencies to the Consolidated Financial Statements).
Digital Real Estate Services
The Digital Real Estate Services segment generates revenue through property and property-related advertising and services, including: the sale of real estate listing and lead generation products and referral-based services to agents, brokers, developers, homebuilders and landlords; real estate-related and property rental-related services; display advertising on residential real estate and commercial property sites; and residential property data services to the financial sector. The Digital Real Estate Services segment also generates revenue through commissions from referrals generated through its digital property search and financing offering and mortgage broking services. Significant expenses associated with these sites and services include development costs, advertising and promotional expenses, hosting and support services, salaries, broker commissions, employee benefits and other routine overhead expenses. The Digital Real Estate Services segment’s results are highly sensitive to conditions in the real estate market, as well as macroeconomic factors such as interest rates and inflation, which are expected to continue to adversely impact real estate lead and transaction volumes and adjacent businesses in the near term.
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
Subscription Video Services
The Company’s Subscription Video Services segment consists of (i) its 65% interest in the Foxtel Group and (ii) ANC. The Foxtel Group is the largest Australian-based subscription television provider, with a suite of offerings including its Foxtel pay-TV and Kayo Sports, BINGE and Foxtel Now streaming services. The Foxtel Group generates revenue primarily through subscription revenue as well as advertising revenue.
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
The most significant operating expenses of the Subscription Video Services segment are the acquisition and production expenses related to programming, the expenses related to operating the technical facilities of the broadcast operations, expenses related to satellite, data and cable-related transmission costs and studio and engineering expense. The expenses associated with licensing certain sports programming rights are recognized during the applicable season or event, which can cause results at the Subscription Video Services segment to fluctuate based on the timing and mix of the Foxtel Group’s local and international sports programming. Sports programming rights costs associated with a dedicated channel are amortized over 12 months. Other expenses include subscriber acquisition costs such as sales costs and marketing and promotional expenses related to improving the market visibility and awareness of the channels and their programming. Additional expenses include salaries, employee benefits, technology, rent and other routine overhead expenses.
Dow Jones
The Dow Jones segment’s products target individual consumers and enterprise customers. Revenue from the Dow Jones segment’s consumer business is derived primarily from circulation, which includes subscription and single-copy sales of its digital and print consumer products, the sale of digital and print advertising, licensing fees for its print and digital consumer content and participation fees for its live journalism events. Circulation revenues are dependent on the content of the Dow Jones segment’s consumer products, prices of its and/or competitors’ products, as well as promotional activities and news cycles. Advertising revenue is dependent on a number of factors, including demand for the Dow Jones segment’s consumer products, general economic and business conditions, demographics of the customer base, advertising rates and effectiveness and brand strength and reputation. Certain sectors of the economy account for a significant portion of Dow Jones’s advertising revenues, including technology and finance, which were particularly affected by economic and market conditions in fiscal 2023. Advertising revenues are also subject to seasonality, with revenues typically highest in the Company's second fiscal quarter due to the end-of-year holiday season. In addition, the consumer print business faces challenges from alternative media formats and shifting consumer preferences, which have adversely affected, and are expected to continue to adversely affect, both print circulation and advertising revenues. Advertising, in particular, has been impacted by the shift in advertising spending from print to digital. The increasing range of advertising choices and formats has resulted in audience fragmentation and increased competition. Technologies, regulations, policies and practices have also been and will continue to be developed and implemented that make it more difficult to target and measure the effectiveness of digital advertising, which may impact digital advertising rates or revenues. As a multi-platform news provider, the Dow Jones segment seeks to maximize revenues from a variety of media formats and platforms, including leveraging its content through licensing arrangements with third-party distribution platforms, developing new advertising models and growing its live journalism events business, and continues to invest in its digital and other products, which represent an increasingly larger share of revenues at its consumer business. Mobile devices, their related apps and other technologies, provide continued opportunities for the Dow Jones segment to make its content available to a new audience of readers, introduce new or different pricing schemes and develop its products to continue to attract advertisers and/or affect the relationship between content providers and consumers.
Operating expenses for the consumer business include costs related to paper, production, distribution, third party printing, editorial and commissions. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead. The costs associated with printing and distributing newspapers, including paper prices and delivery costs, are key operating expenses whose fluctuations can have a material effect on the results of the Dow Jones segment’s consumer business. The consumer business is affected by the cyclical changes in the price of paper and other factors that may affect paper prices, including, among other things, inflation, supply chain disruptions, industry trends or economics and tariffs or other restrictions on non-U.S. paper suppliers. In addition, the Dow Jones segment relies on third parties for much of the printing and distribution of its print products. The shift from print to digital and changing labor markets present challenges to the financial and operational stability of these third parties which could, in turn, impact the availability, or increase the cost, of third-party printing and distribution services for the Company's newspapers.
The Dow Jones segment’s consumer products compete for consumers, audience and advertising with other local and national newspapers, web and app-based media, news aggregators, customized news feeds, search engines, blogs, magazines, investment tools, social media sources, podcasts and event producers, as well as other media such as television, radio stations and outdoor displays. As a result of rapidly changing and evolving technologies (including recent developments in artificial intelligence (AI), particularly generative AI), distribution platforms and business models, and corresponding changes in consumer behavior, the consumer business continues to face increasing competition for both circulation and advertising revenue, including from a variety of alternative news and information sources, as well as programmatic advertising buying channels and off-platform distribution of its products.
The Dow Jones segment’s professional information business, which targets enterprise customers, derives revenue primarily from subscriptions to its professional information products. The professional information business serves enterprise customers with products that combine news and information with technology and tools that inform decisions and aid awareness, research, understanding and compliance. The success of the professional information business depends on its ability to provide products, services, applications and functionalities that meet the needs of its enterprise customers, who operate in information-intensive and oftentimes highly regulated industries such as finance and insurance. The professional information business must also anticipate and respond to industry trends and regulatory and technological changes.
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
Major new title releases represent a significant portion of the Book Publishing segment’s sales throughout the fiscal year. Print-based consumer books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Book Publishing segment is subject to global trends and local economic conditions, including supply chain challenges and inflationary and inventory pressures during fiscal 2023, which are expected to moderate in fiscal 2024. Operating expenses for the Book Publishing segment include costs related to paper, printing, freight, authors’ royalties, editorial, promotional, art and design expenses. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead costs.
News Media
Revenue at the News Media segment is derived primarily from circulation and subscriptions, the sale of advertising, as well as licensing. Circulation and subscription revenues can be greatly affected by changes in the prices of the Company’s and/or competitors’ products, as well as by promotional activities and news cycles. Adverse changes in general market conditions for advertising have affected, and may continue to affect, revenues. Advertising revenues at the News Media segment are also subject to seasonality, with revenues typically being highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies.
Operating expenses include costs related to paper, production, distribution, third party printing, editorial, commissions, technology and radio sports rights. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead. The cost of paper is a key operating expense whose fluctuations can have a material effect on the results of the segment. The News Media segment continues to be exposed to risks associated with paper used for printing. Paper is a basic commodity and its price is sensitive to the balance of supply and demand. The News Media segment’s expenses are affected by the cyclical changes in the price of paper and other factors that may affect paper prices, including, among other things, inflation, supply chain disruptions, industry trends or economics (including the closure or conversion of newsprint mills) and tariffs. The News Media segment experienced significant paper price increases in fiscal 2023. While the Company anticipates these increases will moderate, it expects prices to remain elevated.
The News Media segment’s products compete for readership, audience and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation and subscriptions is based on the content of the products provided, pricing and, from time to time, various promotions. The success of these products also depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising is based upon the reach of the products, advertising rates and advertiser results. Such judgments are based on factors such as cost, availability of alternative media, distribution and quality of consumer demographics. As a result of rapidly changing and evolving technologies (including recent developments in AI, particularly generative AI), distribution platforms and business models, and corresponding changes in consumer behavior, the News Media segment continues to face increasing competition for both circulation and advertising revenue.
The News Media segment’s print business faces challenges from alternative media formats and shifting consumer preferences. The News Media segment is also exposed to the impact of the shift in advertising spending from print to digital. These alternative media formats could impact the segment’s overall performance, positively or negatively. In addition, technologies, regulations, policies and practices have been and will continue to be developed and implemented that make it more difficult to target and measure the effectiveness of digital advertising, which may impact digital advertising rates or revenues.
As multi-platform news providers, the businesses within the News Media segment seek to maximize revenues from a variety of media formats and platforms, including leveraging their content through licensing arrangements with third-party distribution platforms and developing new advertising models, and continue to invest in their digital products. Mobile devices, their related apps and other technologies, provide continued opportunities for the businesses within the News Media segment to make their content available to a new audience of readers, introduce new or different pricing schemes and develop their products to continue to attract advertisers and/or affect the relationship between content providers and consumers.

Other
The Other segment primarily consists of general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters.
Other Business Developments
Fiscal 2023
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
Russian and Ukrainian conflict
The Company takes extensive steps to ensure the safety of its journalists and other personnel in Ukraine and Russia. Despite these measures, a reporter for The Wall Street Journal was detained by Russian authorities in March 2023 while on assignment in the country. The Company has engaged legal counsel for the reporter and is working to secure his release. The Company will continue to closely monitor the situation in the region. While the Company has extremely limited business operations in, or direct exposure to, Russia or Ukraine and the conflict has not had a material impact on its business, financial condition, or results of operations to date, the Company prioritizes the health, safety, security and well-being of its employees and will continue to support affected employees in the region. In addition to impacts on its personnel, the conflict has broadened inflationary pressures and a further escalation or expansion of its scope or the related economic disruption could impact the Company's supply chain, further exacerbate inflation and other macroeconomic trends and have an adverse effect on its results of operations.
Announced Headcount Reduction
In response to the macroeconomic challenges facing many of the Company’s businesses, the Company continues to implement cost savings initiatives, including an expected 5% headcount reduction, or around 1,250 positions, this calendar year. Decisions regarding the elimination of positions are ongoing and assessed based on the needs of the respective businesses. The Company notified the majority of affected employees and recognized the associated cash restructuring charges of approximately $80 million in the second half of fiscal 2023. While it is still evaluating the estimated cost savings from these actions, the Company currently expects this to generate annualized gross cost savings of at least $160 million once completed, the majority of which will be reflected in fiscal 2024. See Note 5—Restructuring Programs in the accompanying Consolidated Financial Statements.
Fiscal 2022
REA Group sale of Malaysia and Thailand businesses
In August 2021, REA Group acquired an 18% interest (16.6% on a diluted basis) in PropertyGuru Pte. Ltd., now PropertyGuru Group Ltd. (“PropertyGuru”), a leading digital property technology company operating marketplaces in Southeast Asia, in exchange for all shares of REA Group’s entities in Malaysia and Thailand. The transaction was completed after REA Group entered into an agreement to sell its 27% interest in its existing venture with 99.co. The transaction creates a leading digital real estate services company in Southeast Asia, new opportunities for collaboration and access to a deeper pool of expertise, technology and investment in the region. REA Group received one seat on the board of directors of PropertyGuru as part of the transaction.

In March 2022, PropertyGuru completed its merger with Bridgetown 2 Holdings Limited. As a result of the merger and subsequent investments made in connection with the transaction, REA Group’s ownership interest in PropertyGuru was 17.5% and a gain of approximately $15 million was recorded in Other, net.
Share Repurchase Program
In September 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. See Note 12—Stockholders' Equity in the accompanying Consolidated Financial Statements.
2022 Senior Notes Offering
In February 2022, the Company issued $500 million of senior notes due 2032 (the “2022 Senior Notes”). The 2022 Senior Notes bear interest at a fixed rate of 5.125% per annum, payable in cash semi-annually on February 15 and August 15 of each year, commencing on August 15, 2022. The notes will mature on February 15, 2032. The Company used the net proceeds from the offering for general corporate purposes, including to fund the acquisitions of OPIS and CMA. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
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
The Company borrowed the full amount of the Term A Facility on March 31, 2022 and had not borrowed any funds under the Revolving Facility as of June 30, 2023.
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
Results of Operations—Fiscal 2023 versus Fiscal 2022
The following table sets forth the Company’s operating results for fiscal 2023 as compared to fiscal 2022.

	For the fiscal years ended June 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$4,447	$4,425	$22	—%
Advertising	1,687	1,821	(134)	(7)%
Consumer	1,899	2,106	(207)	(10)%
Real estate	1,189	1,347	(158)	(12)%
Other	657	686	(29)	(4)%
Total Revenues	9,879	10,385	(506)	(5)%
Operating expenses	(5,124)	(5,124)	—	—%
Selling, general and administrative	(3,335)	(3,592)	257	7%
Depreciation and amortization	(714)	(688)	(26)	(4)%
Impairment and restructuring charges	(150)	(109)	(41)	(38)%
Equity losses of affiliates	(127)	(13)	(114)	**
Interest expense, net	(100)	(99)	(1)	(1)%
Other, net	1	52	(51)	(98)%
Income before income tax expense	330	812	(482)	(59)%
Income tax expense	(143)	(52)	(91)	**
Net income	187	760	(573)	(75)%
Less: Net income attributable to noncontrolling interests	(38)	(137)	99	72%
Net income attributable to News Corporation stockholders	$149	$623	$(474)	(76)%
________________________
**    not meaningful
Revenues—Revenues decreased $506 million, or 5%, for the fiscal year ended June 30, 2023 as compared to fiscal 2022. The decrease, which includes the approximately $110 million impact of the absence of the 53rd week in fiscal 2023, was driven in part by lower revenues at the Book Publishing segment primarily due to lower print and digital book sales, mainly in the U.S. market, driven by lower consumer demand industry-wide, weak frontlist performance, Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint and the negative impact of foreign currency fluctuations. The decrease was also driven by lower revenues at the Digital Real Estate Services segment primarily due to lower real estate revenues at Move, the negative impact of foreign currency fluctuations and lower financial services revenue at REA Group and at the News Media and Subscription Video Services segments due to the negative impact of foreign currency fluctuations. These decreases were partially offset by higher revenues at the Dow Jones segment primarily due to the acquisitions of OPIS and CMA. Digital revenues accounted for approximately 50% of total revenues for the fiscal year ended June 30, 2023.

The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $494 million, or 5%, for the fiscal year ended June 30, 2023 as compared to fiscal 2022. The Company calculates the impact of foreign currency fluctuations for businesses reporting in currencies other than the U.S. dollar by multiplying the results for each quarter in the current period by the difference between the average exchange rate for that quarter and the average exchange rate in effect during the corresponding quarter of the prior year and totaling the impact for all quarters in the current period.
Operating expenses—Operating expenses were flat for the fiscal year ended June 30, 2023 as compared to fiscal 2022. Operating expenses at the Dow Jones segment increased due to the impact from recent acquisitions. The increase was offset by lower operating expenses at the Book Publishing segment driven by the positive impact of foreign currency fluctuations, as the impact of lower sales volumes offset higher manufacturing, freight and distribution costs, and at the News Media segment due to the positive impact of foreign currency fluctuations, as the $60 million impact of higher pricing on newsprint costs and higher costs for TalkTV and other digital investments, primarily at News Corp Australia, were partially offset by cost savings initiatives. Operating expenses at the Subscription Video Services segment were also lower due to the positive impact of foreign currency fluctuations, largely offset by higher sports and entertainment programming costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $242 million, or 5%, for the fiscal year ended June 30, 2023 as compared to fiscal 2022.
Selling, general and administrative—Selling, general and administrative decreased $257 million, or 7%, for the fiscal year ended June 30, 2023 as compared to fiscal 2022. The decrease in Selling, general and administrative for the fiscal year ended June 30, 2023 was primarily driven by lower expenses at the Digital Real Estate Services segment mainly due to the positive impact of foreign currency fluctuations, lower broker commissions at REA Group’s financial services business and lower discretionary spending and employee costs at Move and at the News Media segment due to the positive impact of foreign currency fluctuations and cost savings initiatives, partially offset by higher employee and marketing costs. Selling, general and administrative also decreased at the Subscription Video Services segment primarily due to the positive impact of foreign currency fluctuations and lower marketing costs and at the Book Publishing segment primarily due to lower employee costs and the positive impact of foreign currency fluctuations. Selling, general and administrative declined at the Other segment primarily due to the absence of one-time legal settlement costs, partially offset by $10 million of one-time costs related to the professional fees incurred by the Special Committee and the Company in connection with evaluating the proposal from the Murdoch Family Trust, as well as fees related to the potential sale of Move. Selling, general and administrative at the Dow Jones segment benefited from the absence of $25 million of OPIS and CMA-related transaction costs incurred in fiscal 2022 and the positive impact of foreign currency fluctuations, offset by higher employee costs due to recent acquisitions. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $172 million, or 5%, for the fiscal year ended June 30, 2023 as compared to fiscal 2022.
Depreciation and amortization—Depreciation and amortization expense increased $26 million, or 4%, for the fiscal year ended June 30, 2023 as compared to fiscal 2022, primarily driven by higher amortization expense resulting from the Company’s recent acquisitions. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $35 million, or 5%, for the fiscal year ended June 30, 2023 as compared to fiscal 2022.
Impairment and restructuring charges—During the fiscal years ended June 30, 2023 and 2022, the Company recorded restructuring charges of $125 million and $94 million, respectively.
During the fiscal year ended June 30, 2023, the Company recognized non-cash impairment charges of $25 million related to the impairment of certain indefinite-lived intangible assets during the Company’s annual impairment assessment.
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
Equity losses of affiliates—Equity losses of affiliates increased by $114 million for the fiscal year ended June 30, 2023 as compared to fiscal 2022, primarily due to a non-cash write-down of REA Group’s investment in PropertyGuru of approximately $81 million and losses from an investment in an Australian sports wagering venture. See Note 6—Investments in the accompanying Consolidated Financial Statements.

Interest expense, net—Interest expense, net for the fiscal year ended June 30, 2023 increased $1 million, or 1%, as compared to fiscal 2022. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.

Other, net—Other, net decreased $51 million, or 98%, for the fiscal year ended June 30, 2023 as compared to fiscal 2022. The decrease was primarily due to the absence of REA Group’s gain on disposition of its entities in Malaysia and Thailand recognized in fiscal 2022. See Note 21—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense—The Company’s income tax expense and effective tax rate for the fiscal year ended June 30, 2023 were $143 million and 43%, respectively, as compared to an income tax expense and effective tax rate of $52 million and 6%, respectively, for fiscal 2022.
For the fiscal year ended June 30, 2023, the Company recorded income tax expense of $143 million on pre-tax income of $330 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, impairments and valuation allowances recorded against tax benefits in certain businesses.
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
Management assesses available evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Based on management’s assessment of available evidence, it has been determined that it is more likely than not that deferred tax assets in certain foreign jurisdictions may not be realized and therefore, a valuation allowance has been established against those tax assets. See Note 19—Income Taxes in the accompanying Consolidated Financial Statements.

Net income—Net income was $187 million for the fiscal year ended June 30, 2023, as compared to $760 million for the fiscal year ended June 30, 2022, a decrease of $573 million, or 75%, primarily driven by lower Total Segment EBITDA, higher losses from equity affiliates, higher tax expense, lower Other, net and higher impairment and restructuring charges.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests was $38 million for the fiscal year ended June 30, 2023, as compared to $137 million for the fiscal year ended June 30, 2022, a decrease of $99 million, or 72%, primarily driven by the write-down of REA Group’s investment in PropertyGuru in the fiscal year ended June 30, 2023 and the impact of the absence of REA Group’s gain on disposition of its entities in Malaysia and Thailand recognized in fiscal 2022.
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

The following table reconciles Net income to Total Segment EBITDA for the fiscal years ended June 30, 2023 and 2022:

	For the fiscal years ended June 30,
	2023	2022
(in millions)
Net income	$187	$760
Add:
Income tax expense	143	52
Other, net	(1)	(52)
Interest expense, net	100	99
Equity losses of affiliates	127	13
Impairment and restructuring charges	150	109
Depreciation and amortization	714	688
Total Segment EBITDA	$1,420	$1,669
The following table sets forth the Company’s Revenues and Segment EBITDA by reportable segment for the fiscal years ended June 30, 2023 and 2022:

	For the fiscal years ended June 30,
	2023		2022
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$1,539	$457	$1,741	$574
Subscription Video Services	1,942	347	2,026	360
Dow Jones	2,153	494	2,004	433
Book Publishing	1,979	167	2,191	306
News Media	2,266	156	2,423	217
Other	—	(201)	—	(221)
Total	$9,879	$1,420	$10,385	$1,669
Digital Real Estate Services (15% and 17% of the Company’s consolidated revenues in fiscal 2023 and 2022, respectively)

	For the fiscal years ended June 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$12	$13	$(1)	(8)%
Advertising	140	135	5	4%
Real estate	1,189	1,347	(158)	(12)%
Other	198	246	(48)	(20)%
Total Revenues	1,539	1,741	(202)	(12)%
Operating expenses	(201)	(208)	7	3%
Selling, general and administrative	(881)	(959)	78	8%
Segment EBITDA	$457	$574	$(117)	(20)%
For the fiscal year ended June 30, 2023, revenues at the Digital Real Estate Services segment decreased $202 million, or 12%, as compared to fiscal 2022, including an approximately $14 million impact from the absence of the 53rd week in fiscal 2023. Revenues at Move decreased $110 million, or 15%, to $602 million for the fiscal year ended June 30, 2023 from $712 million in fiscal 2022, primarily driven by the continued impact of the macroeconomic environment on the housing market, including higher interest rates, and the impact of the absence of the 53rd week in fiscal 2023, partially offset by the $10 million increase in advertising revenues. The market downturn resulted in lower lead volumes, which decreased 29%, and lower transaction volumes. Revenues from the referral model, which includes the ReadyConnect Concierge℠ product, and the traditional lead generation product decreased due to these factors, partially offset by improved lead optimization. The referral model generated approximately 26% of total Move revenues in fiscal 2023 as compared to approximately 31% in fiscal 2022. At REA Group, revenues decreased $92 million, or 9%, to $937 million for the fiscal year ended June 30, 2023 from $1,029 million in fiscal 2022 primarily driven by the $74 million negative impact of foreign currency fluctuations. The impact of lower national listings on Australian residential revenues and lower financial services revenue driven by lower settlements and the $15 million adverse impact from a valuation adjustment related to expected future trail commissions were partially offset by price increases, increased depth penetration for Australian residential products due to the contribution of Premiere Plus, increased depth penetration for commercial products and higher revenues at REA India.
For the fiscal year ended June 30, 2023, Segment EBITDA at the Digital Real Estate Services segment decreased $117 million, or 20%, as compared to fiscal 2022, primarily due to the lower revenues discussed above, the $34 million, or 6%, negative impact of foreign currency fluctuations and higher costs at REA India, partially offset by lower broker commissions at REA Group due to the valuation adjustment related to expected future trail commissions and lower settlements and lower discretionary and employee costs at Move.
Subscription Video Services (20% of the Company’s consolidated revenues in both fiscal 2023 and 2022)

	For the fiscal years ended June 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,671	$1,753	$(82)	(5)%
Advertising	227	232	(5)	(2)%
Other	44	41	3	7%
Total Revenues	1,942	2,026	(84)	(4)%
Operating expenses	(1,264)	(1,281)	17	1%
Selling, general and administrative	(331)	(385)	54	14%
Segment EBITDA	$347	$360	$(13)	(4)%
For the fiscal year ended June 30, 2023, revenues at the Subscription Video Services segment decreased $84 million, or 4%, as compared to fiscal 2022 due to the negative impact of foreign currency fluctuations. The $114 million increase in streaming revenues, primarily due to increased volume and pricing at Kayo and BINGE, the $26 million increase in commercial subscription revenues due to the absence of COVID-19 related restrictions imposed in fiscal 2022 and improvements in underlying advertising trends more than offset lower residential subscription revenues resulting from fewer residential broadcast subscribers. Foxtel Group streaming subscription revenues represented approximately 27% of total circulation and subscription revenues for the fiscal year ended June 30, 2023, as compared to 20% in fiscal 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $157 million, or 8%, for the fiscal year ended June 30, 2023, as compared to fiscal 2022.
For the fiscal year ended June 30, 2023, Segment EBITDA decreased $13 million, or 4%, as compared to fiscal 2022 due to the $29 million, or 8%, negative impact of foreign currency fluctuations. Higher sports programming rights and production costs due to contractual increases and enhanced digital rights and higher entertainment programming rights costs due to the availability of content were more than offset by the revenue drivers discussed above, as well as lower transmission and marketing costs.
The following tables provide information regarding certain key performance indicators for the Foxtel Group, the primary reporting unit within the Subscription Video Services segment, as of and for the fiscal years ended June 30, 2023 and 2022. Management believes these metrics provide useful information to allow investors to understand trends in consumer behavior and acceptance of the various services offered by the Foxtel Group. Management utilizes these metrics to track and forecast subscription revenue trends across the business’s various linear and streaming products. See “Part I. Business” for further detail regarding these performance indicators including definitions and methods of calculation.

	As of June 30,
	2023	2022
	(in 000s)
Broadcast Subscribers
Residential(a)	1,341	1,481
Commercial(b)	233	242
Streaming Subscribers (Total (Paid))(c)
Kayo	1,411 (1,401 paid)	1,312 (1,293 paid)
BINGE	1,541 (1,487 paid)	1,263 (1,192 paid)
Foxtel Now	177 (170 paid)	201 (194 paid)
Total Subscribers (Total (Paid))(d)	4,723 (4,650 paid)	4,529 (4,413 paid)

	For the fiscal years ended June 30,
	2023	2022
Broadcast ARPU(e)	A$84 (US$56)	A$82 (US$59)
Broadcast Subscriber Churn(f)	12.7%	13.8%
________________________
(a)Subscribing households throughout Australia as of June 30, 2023 and 2022.
(b)Commercial subscribers throughout Australia as of June 30, 2023 and 2022.
(c)Total and Paid subscribers for the applicable streaming service as of June 30, 2023 and 2022. Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)Total subscribers consists of Foxtel Group’s broadcast and streaming services listed above and its news aggregation streaming service.
(e)Average monthly broadcast residential subscription revenue per user (Broadcast ARPU) for the fiscal years ended June 30, 2023 and 2022.
(f)Broadcast residential subscriber churn rate (Broadcast Subscriber Churn) for the fiscal years ended June 30, 2023 and 2022.
Dow Jones (22% and 19% of the Company’s consolidated revenues in fiscal 2023 and 2022, respectively)

	For the fiscal years ended June 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,689	$1,516	$173	11%
Advertising	413	449	(36)	(8)%
Other	51	39	12	31%
Total Revenues	2,153	2,004	149	7%
Operating expenses	(934)	(845)	(89)	(11)%
Selling, general and administrative	(725)	(726)	1	—%
Segment EBITDA	$494	$433	$61	14%
For the fiscal year ended June 30, 2023, revenues at the Dow Jones segment increased $149 million, or 7%, as compared to fiscal 2022, primarily due to the $97 million and $68 million impacts from the acquisitions of OPIS and CMA in the third and fourth quarters of fiscal 2022, respectively, partially offset by the approximately $40 million impact of the absence of the 53rd week in fiscal 2023 and the decrease in advertising revenues. Digital revenues at the Dow Jones segment represented 78% of total revenues for the fiscal year ended June 30, 2023, as compared to 75% in fiscal 2022. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $18 million, or 1%, for the fiscal year ended June 30, 2023 as compared to fiscal 2022.

Circulation and subscription revenues

	For the fiscal years ended June 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$929	$937	$(8)	(1)%
Professional information business	760	579	181	31%
Total circulation and subscription revenues	$1,689	$1,516	$173	11%
Circulation and subscription revenues increased $173 million, or 11%, during the fiscal year ended June 30, 2023 as compared to fiscal 2022. Revenues at the professional information business increased $181 million, or 31%, primarily driven by the acquisitions of OPIS and CMA and the $25 million increase in Risk & Compliance revenues. Circulation and other revenues decreased $8 million, or 1%, driven by the impact of the absence of the 53rd week in fiscal 2023, as growth in digital-only subscriptions, primarily at The Wall Street Journal, more than offset print circulation declines. During the fourth quarter of fiscal 2023, average daily digital-only subscriptions at The Wall Street Journal increased 10% to 3.4 million as compared to fiscal 2022, and digital revenues represented 69% of circulation revenue for the fiscal year ended June 30, 2023, as compared to 67% in fiscal 2022. The impact of the absence of the 53rd week in fiscal 2023 resulted in a circulation and subscription revenue decrease of approximately $31 million.
The following table summarizes average daily consumer subscriptions during the three months ended June 30, 2023 and 2022 for select publications and for all consumer subscription products.(a)

	For the three months ended June 30(b),
	2023	2022	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	3,406	3,095	311	10%
Total subscriptions	3,966	3,749	217	6%
Barron’s Group(d)
Digital-only subscriptions(c)	1,018	848	170	20%
Total subscriptions	1,168	1,038	130	13%
Total Consumer(e)
Digital-only subscriptions(c)	4,510	4,029	481	12%
Total subscriptions	5,242	4,898	344	7%
________________________
(a)Based on internal data for the periods from April 3, 2023 to July 2, 2023 and March 28, 2022 to July 3, 2022, respectively, with independent verification procedures performed by PricewaterhouseCoopers LLP UK.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
Advertising revenues
Advertising revenues decreased $36 million, or 8%, during the fiscal year ended June 30, 2023 as compared to fiscal 2022. Print and digital advertising revenues decreased by $22 million and $14 million, respectively, primarily due to lower advertising spend within the technology and finance sectors. Digital advertising revenues represented 61% of advertising revenue for the fiscal year ended June 30, 2023, as compared to 59% in fiscal 2022. The impact of the absence of the 53rd week in fiscal 2023 resulted in an advertising revenue decrease of approximately $9 million.
Segment EBITDA
For the fiscal year ended June 30, 2023, Segment EBITDA at the Dow Jones segment increased $61 million, or 14%, as compared to fiscal 2022, including the $33 million and $26 million contributions from the acquisitions of OPIS and CMA, respectively, primarily due to the increase in revenues discussed above and the absence of $25 million of OPIS and CMA-related transaction costs incurred in fiscal 2022, partially offset by $84 million of higher employee costs primarily due to recent acquisitions.
Book Publishing (20% and 21% of the Company’s consolidated revenues in fiscal 2023 and 2022, respectively)

	For the fiscal years ended June 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$1,899	$2,106	$(207)	(10)%
Other	80	85	(5)	(6)%
Total Revenues	1,979	2,191	(212)	(10)%
Operating expenses	(1,469)	(1,512)	43	3%
Selling, general and administrative	(343)	(373)	30	8%
Segment EBITDA	$167	$306	$(139)	(45)%
For the fiscal year ended June 30, 2023, revenues at the Book Publishing segment decreased $212 million, or 10%, as compared to fiscal 2022, driven by lower print and digital book sales, mainly in the U.S. market, driven by lower consumer demand industry-wide, weak frontlist performance, Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint, which negatively impacted print book sales, the negative impact of foreign currency fluctuations and the approximately $20 million impact of the absence of the 53rd week in fiscal 2023. Digital sales decreased by 5% as compared to fiscal 2022 primarily due to lower e-book sales. Digital sales represented approximately 22% of consumer revenues, as compared to 21% in fiscal 2022, and backlist sales represented approximately 60% of total revenues during the fiscal year ended June 30, 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $58 million, or 3%, for the fiscal year ended June 30, 2023 as compared to fiscal 2022.
For the fiscal year ended June 30, 2023, Segment EBITDA at the Book Publishing segment decreased $139 million, or 45%, as compared to fiscal 2022, primarily due to the lower revenues discussed above and higher manufacturing, freight and distribution costs related to ongoing supply chain challenges and inventory and inflationary pressures, partially offset by lower costs due to lower sales volumes and lower employee costs. These supply chain challenges and inventory and inflationary pressures are expected to continue to impact the business in the near term, but are expected to moderate in fiscal 2024. To mitigate these pressures, the Company has implemented price increases, begun to reduce headcount and continues to evaluate its cost base.
News Media (23% of the Company’s consolidated revenues in both fiscal 2023 and 2022)

	For the fiscal years ended June 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,075	$1,143	$(68)	(6)%
Advertising	907	1,005	(98)	(10)%
Other	284	275	9	3%
Total Revenues	2,266	2,423	(157)	(6)%
Operating expenses	(1,256)	(1,278)	22	2%
Selling, general and administrative	(854)	(928)	74	8%
Segment EBITDA	$156	$217	$(61)	(28)%
For the fiscal year ended June 30, 2023, revenues at the News Media segment decreased $157 million, or 6%, as compared to fiscal 2022. Advertising revenues decreased $98 million as compared to fiscal 2022, primarily driven by the $70 million negative impact of foreign currency fluctuations. Lower print advertising revenues at News UK, the impact of the absence of the 53rd week in fiscal 2023 and lower digital and print advertising revenues at News Corp Australia were partially offset by digital advertising revenue growth at News UK. Circulation and subscription revenues decreased $68 million as compared to fiscal 2022, driven by the $93 million negative impact of foreign currency fluctuations, as cover price increases, digital subscriber growth across key mastheads and higher content licensing revenues were partially offset by print volume declines and the impact of the absence of the 53rd week in fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $187 million, or 7%, for the fiscal year ended June 30, 2023 as compared to fiscal 2022. The impact of the absence of the 53rd week in fiscal 2023 resulted in a revenue decrease of approximately $36 million.
For the fiscal year ended June 30, 2023, Segment EBITDA at the News Media segment decreased $61 million, or 28%, as compared to fiscal 2022, including the $13 million, or 6%, negative impact of foreign currency fluctuations, primarily due to the lower revenues described above, the $60 million impact of higher pricing on newsprint costs and approximately $50 million of increased costs associated with TalkTV and other digital investments, mainly at News Corp Australia, partially offset by cost savings initiatives.
News Corp Australia
Revenues were $998 million for the fiscal year ended June 30, 2023, a decrease of $90 million, or 8%, as compared to fiscal 2022 revenues of $1,088 million. Advertising revenues decreased $54 million mainly due to the $32 million negative impact of foreign currency fluctuations, lower digital and print advertising revenues and the impact of the absence of the 53rd week in fiscal 2023. Circulation and subscription revenues decreased $34 million due to the $34 million negative impact of foreign currency fluctuations, as print volume declines and the impact of the absence of the 53rd week in fiscal 2023 were offset by cover price increases, digital subscriber growth and higher content licensing revenues. The impact of the absence of the 53rd week in fiscal 2023 resulted in a revenue decrease of approximately $15 million. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $77 million, or 7%, for the fiscal year ended June 30, 2023 as compared to fiscal 2022.
News UK
Revenues were $933 million for the fiscal year ended June 30, 2023, a decrease of $74 million, or 7%, as compared to fiscal 2022 revenues of $1,007 million. Circulation and subscription revenues decreased $41 million due to the $58 million negative impact of foreign currency fluctuations. Higher revenues from cover price increases and digital subscriber growth were partially offset by print volume declines and the impact of the absence of the 53rd week in fiscal 2023. Advertising revenues decreased $25 million due to the $25 million negative impact of foreign currency fluctuations, as lower print advertising revenues and the impact of the absence of the 53rd week in fiscal 2023 were offset by higher digital advertising revenues, mainly at The Sun. The impact of the absence of the 53rd week in fiscal 2023 resulted in a revenue decrease of approximately $18 million. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $94 million, or 9%, for the fiscal year ended June 30, 2023 as compared to fiscal 2022.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of June 30, 2023, the Company’s cash and cash equivalents were $1,833 million. The Company also has available borrowing capacity under the Revolving Facility and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable; (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable; (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents; (iv) the liquidity of the overall credit and capital markets; and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of June 30, 2023, the Company’s consolidated assets included $902 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $173 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. Prior to the enactment of the Tax Cuts and Jobs Act (“Tax Act”), the Company’s undistributed foreign earnings were considered permanently reinvested and as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Tax Act were deemed to have been repatriated and taxed accordingly. As of June 30, 2023, the Company has approximately $800 million of undistributed foreign earnings that it intends to reinvest permanently. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated. The Company may repatriate future earnings of certain foreign subsidiaries in which case the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding taxes and income taxes.
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
Issuer Purchases of Equity Securities
The Board of Directors has authorized a Repurchase Program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of June 30, 2023, the remaining authorized amount under the Repurchase Program was approximately $577 million.
Stock repurchases under the Repurchase Program commenced on November 9, 2021. During the fiscal year ended June 30, 2023, the Company repurchased and subsequently retired 9.5 million shares of Class A Common Stock for approximately $159 million and 4.7 million shares of Class B Common Stock for approximately $81 million. During the fiscal year ended June 30, 2022, the Company repurchased and subsequently retired 5.8 million shares of Class A Common Stock for approximately $122 million and 2.9 million shares of Class B Common Stock for approximately $61 million.
Dividends
The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2023	2022
Cash dividends paid per share	$0.20	$0.20
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
Sources and Uses of Cash—Fiscal 2023 versus Fiscal 2022
Net cash provided by operating activities for the fiscal years ended June 30, 2023 and 2022 was as follows (in millions):

For the fiscal years ended June 30,	2023	2022
Net cash provided by operating activities	$1,092	$1,354
Net cash provided by operating activities decreased by $262 million for the fiscal year ended June 30, 2023 as compared to fiscal 2022. The decrease was primarily due to lower Total Segment EBITDA.

Net cash used in investing activities for the fiscal years ended June 30, 2023 and 2022 was as follows (in millions):

For the fiscal years ended June 30,	2023	2022
Net cash used in investing activities	$(574)	$(2,076)
Net cash used in investing activities was $574 million for the fiscal year ended June 30, 2023 as compared to net cash used in investing activities of $2,076 million for fiscal 2022.
During the fiscal year ended June 30, 2023, the Company used $499 million of cash for capital expenditures, of which $152 million related to the Foxtel Group, and $120 million for investments and acquisitions. During the fiscal year ended June 30, 2022, the Company used $1,613 million of cash for acquisitions and investments, of which $1,146 million and $288 million related to the acquisitions of OPIS and CMA in February and June 2022, respectively. The Company also used $499 million of cash for capital expenditures, of which $189 million related to the Foxtel Group.
Net cash (used in) provided by financing activities for the fiscal years ended June 30, 2023 and 2022 was as follows (in millions):

For the fiscal years ended June 30,	2023	2022
Net cash (used in) provided by financing activities	$(501)	$404
The Company had net cash used in financing activities of $501 million for the fiscal year ended June 30, 2023 as compared to net cash provided by financing activities of $404 million for fiscal 2022.
During the fiscal year ended June 30, 2023, the Company had $589 million of borrowing repayments, primarily related to the Foxtel Group’s 2019 Credit Facility and U.S. private placement senior unsecured notes that matured in July 2022, $243 million of repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program and dividend payments of $174 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities was partially offset by new borrowings related to the Foxtel Group of $514 million.
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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow and free cash flow available to News Corporation:

	For the fiscal years ended June 30,
	2023	2022
	(in millions)
Net cash provided by operating activities	$1,092	$1,354
Less: Capital expenditures	(499)	(499)
Free cash flow	593	855
Less: REA Group free cash flow	(234)	(279)
Plus: Cash dividends received from REA Group	91	87
Free cash flow available to News Corporation	$450	$663
Free cash flow in the fiscal year ended June 30, 2023 was $593 million compared to $855 million in the prior year. Free cash flow available to News Corporation in the fiscal year ended June 30, 2023 was $450 million compared to $663 million in the prior year. Free cash flow and free cash flow available to News Corporation decreased primarily due to lower cash provided by operating activities, as discussed above.
Borrowings
As of June 30, 2023, the Company, certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $3 billion, including the current portion. Both the Foxtel Group and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.
News Corporation Borrowings
As of June 30, 2023, the Company had (i) borrowings of $1,978 million, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans and (ii) $750 million of undrawn commitments available under the Revolving Facility.
Foxtel Group Borrowings
As of June 30, 2023, the Foxtel Debt Group had (i) borrowings of approximately $736 million, including the full drawdown of its 2019 Term Loan Facility, amounts outstanding under the 2019 Credit Facility and 2017 Working Capital Facility, its outstanding U.S. private placement senior unsecured notes and amounts outstanding under the Telstra Facility (described below), and (ii) total undrawn commitments of A$161 million available under the 2017 Working Capital Facility and 2019 Credit Facility.
In July 2022, the Foxtel Group repaid its U.S. private placement senior unsecured notes that matured in July 2022 using capacity under the 2019 Credit Facility.
On August 14, 2023, the Foxtel Group entered into an agreement (the “2023 Foxtel Credit Agreement”) for a new A$1.2 billion syndicated credit facility (the “2023 Credit Facility”), which will be used to refinance its A$610 million 2019 Credit Facility, A$250 million Term Loan Facility and tranche 3 of its 2012 U.S. private placement. The 2023 Credit Facility consists of three sub-facilities: (i) an A$817.5 million three year revolving credit facility (the “2023 Credit Facility — tranche 1”), (ii) a US$48.7 million four year term loan facility (the “2023 Credit Facility — tranche 2”) and (iii) an A$311 million four year term loan facility (the “2023 Credit Facility — tranche 3”). In addition, the Foxtel Group amended its 2017 Working Capital Facility to extend the maturity to August 2026 and modify the pricing.
Depending on the Foxtel Group’s net leverage ratio, (i) borrowings under the 2023 Credit Facility — tranche 1 and 2017 Working Capital Facility bear interest at a rate of the Australian BBSY plus a margin of between 2.35% and 3.60%; (ii) borrowings under the 2023 Credit Facility — tranche 2 bear interest at a rate based on a Term SOFR formula, as set forth in the 2023 Foxtel Credit Agreement, plus a margin of between 2.50% and 3.75%; and (iii) borrowings under the 2023 Credit Facility — tranche 3 bear interest at a rate of the Australian BBSY plus a margin of between 2.50% and 3.75%. All tranches carry a commitment fee of 45% of the applicable margin on any undrawn balance during the relevant availability period. Tranches 2 and 3 of the 2023 Credit Facility amortize on a proportionate basis in an aggregate annual amount equal to A$35 million in each of the first two years following closing and A$40 million in each of the two years thereafter. The refinancing is expected to close in the first quarter of fiscal 2024, subject to customary closing conditions.

The 2023 Foxtel Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, that are generally consistent with those governing the Foxtel Debt Group’s external borrowings as of June 30, 2023, including financial covenants requiring maintenance of the same net debt to Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) and net interest coverage ratios.
In addition to third-party indebtedness, the Foxtel Debt Group has related party indebtedness, including A$700 million of outstanding principal of shareholder loans and A$200 million of available shareholder facilities from the Company. The shareholder loans bear interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 6.30% to 7.75% and mature in December 2027. The shareholder revolving credit facility bears interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 2.00% to 3.75%, depending on the Foxtel Debt Group’s net leverage ratio, and matures in July 2024. In connection with the refinancing, the shareholder revolving credit facility will be terminated, and beginning September 30, 2023, amounts outstanding under the shareholder loans are permitted to be repaid if (i) no actual or potential event of default exists both before and immediately after repayment and (ii) the net debt to EBITDA ratio of the Foxtel Debt Group was on the most recent covenant calculation date, and would be immediately after the cash repayment, less than or equal to 2.25 to 1.0. Additionally, the Foxtel Debt Group has an A$170 million subordinated shareholder loan facility with Telstra which can be used to finance cable transmission costs due to Telstra. The Telstra Facility bears interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. The Company excludes the utilization of the Telstra Facility from the Statements of Cash Flows because it is non-cash.
REA Group Borrowings
As of June 30, 2023, REA Group had (i) borrowings of approximately $211 million, consisting of amounts outstanding under its 2022 Credit Facility, and (ii) A$281 million of undrawn commitments available under its 2022 Credit Facility.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at June 30, 2023.
See Note 9—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including additional information about interest rates, amortization (if any), maturities and covenants related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations.
The following table summarizes the Company’s material firm commitments as of June 30, 2023:

	As of June 30, 2023
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$1,584	$562	$620	$355	$47
Sports programming rights(b)	3,732	501	1,073	950	1,208
Programming costs(c)	1,444	430	528	359	127
Operating leases(d)
Transmission costs(e)	132	24	32	30	46
Land and buildings	1,606	136	257	199	1,014
Plant and machinery	8	4	4	—	—
Finance leases
Transmission costs(e)	43	28	15	—	—
Borrowings(f)	2,945	333	562	550	1,500
Interest payments on borrowings(g)	613	120	189	163	141
Total commitments and contractual obligations	$12,107	$2,138	$3,280	$2,606	$4,083
________________________

(a)The Company has commitments under purchase obligations related to minimum subscriber guarantees for license fees, printing contracts, capital projects, marketing agreements, production services and other legally binding commitments.
(b)The Company has sports programming rights commitments with the National Rugby League, Australian Football League and Cricket Australia, as well as certain other broadcast rights, which are payable through fiscal 2032.
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
(f)See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
(g)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at June 30, 2023. Such rates are subject to change in future periods. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements for production. Since the quantities purchased annually under these contracts are not fixed and are based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.
The table also excludes the Company’s pension obligations, other postretirement benefits (“OPEB”) obligations and the liabilities for unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing of the commitments. The Company made contributions of $14 million and $29 million to its pension plans in fiscal 2023 and fiscal 2022, respectively. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. The Company anticipates that it will make required contributions of approximately $23 million in fiscal 2024, assuming that actual plan asset returns are consistent with the Company’s returns in fiscal 2023 and those expected beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company expects its OPEB payments to approximate $7 million in fiscal 2024. See Note 17—Retirement Benefit Obligations and Note 18—Other Postretirement Benefits in the accompanying Consolidated Financial Statements.
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
Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. During the fourth quarter of fiscal 2023, as part of the Company’s long-range planning process, the Company completed its annual goodwill and indefinite-lived intangible asset impairment test.
The performance of the Company’s annual impairment analysis resulted in $25 million of impairments to indefinite-lived intangible assets and no write-downs of goodwill in fiscal 2023. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 8.5% to 18.0%), long-term growth rates (ranging from 1.0% to 3.5%) and royalty rates (ranging from 0.25% to 7.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement. See Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements for further details regarding changes in these inputs and assumptions compared to prior fiscal years.
As of June 30, 2023, there were no reporting units with goodwill at-risk for future impairment. The Company will continue to monitor its goodwill for possible future impairment.
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
The Company records amounts relating to its pension and other postretirement benefit plans based on calculations specified by GAAP. The measurement and recognition of the Company’s pension and other postretirement benefit plans require the use of significant management judgments, including discount rates, expected return on plan assets, mortality and other actuarial assumptions. Net periodic benefit costs (income) are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, an expected rate of return on plan assets and mortality rates. Current market conditions, including changes in investment returns and interest rates, were considered in making these assumptions. In developing the expected long-term rate of return, the pension portfolio’s past average rate of returns and future return expectations of the various asset classes were considered. The weighted average expected long-term rate of return of 5.6% for fiscal 2024 is based on a weighted average target asset allocation assumption of 16% equities, 74% fixed-income securities and 10% cash and other investments.
The Company recorded $13 million and nil in net periodic benefit costs (income) in the Statements of Operations for the fiscal years ended June 30, 2023 and 2022, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit costs (income) for its pension and other postretirement benefit plans.
Although the discount rate used for each plan will be established and applied individually, a weighted average discount rate of 5.4% will be used in calculating the fiscal 2024 net periodic benefit costs (income). The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds. The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S., the U.K., Australia and other foreign countries as of the measurement date.
The key assumptions used in developing the Company’s fiscal 2023 and 2022 net periodic benefit costs (income) for its plans consist of the following:

	2023	2022
	(in millions, except %)
Weighted average assumptions used to determine net periodic benefit costs (income):
Discount rate for PBO	4.1%	2.1%
Discount rate for Service Cost	4.8%	1.8%
Discount rate for Interest on PBO	4.0%	1.7%
Assets:
Expected rate of return	4.3%	3.7%
Expected return	$43	$51
Actual return	$(92)	$(215)
Loss	$(135)	$(266)
One year actual return	(8.7)%	(15.6)%
Five year actual return	(1.7)%	0.8%
The Company will use a weighted average long-term rate of return of 5.6% for fiscal 2024 based principally on a combination of current asset mix and an expectation of future long term investment returns. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2023 were approximately $467 million which increased from approximately $458 million for the Company’s pension plans as of June 30, 2022. This net increase of $9 million was primarily due to losses on plan assets, which were largely offset by actuarial gains due to higher discount rates. Lower discount rates increase present values of benefit obligations and increase the Company’s deferred losses and also increase subsequent-year benefit costs. Higher discount rates decrease the present values of benefit obligations and reduce the Company’s accumulated net loss and decrease subsequent-year benefit costs. These deferred losses are being systematically recognized in future net periodic benefit costs (income) in accordance with ASC 715, “Compensation—Retirement Benefits.” Unrecognized losses for the primary plans in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over the average life expectancy for plan participants for the primary plans.
The Company made contributions of $14 million and $29 million to its pension plans in fiscal 2023 and 2022, respectively. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan asset returns are consistent with the Company’s expected returns in fiscal 2023 and beyond, and that interest rates remain constant, the Company anticipates that it will make required pension contributions of approximately $23 million in fiscal 2024. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. See Note 17—Retirement Benefit Obligations and Note 18—Other Postretirement Benefits in the accompanying Consolidated Financial Statements.
Changes in net periodic benefit costs may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	—	Increase $23 million
0.25 percentage point increase in discount rate	—	Decrease $22 million
0.25 percentage point decrease in expected rate of return on assets	Increase $2 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $2 million	—

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
The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended June 30, 2023 and 2022:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2023
Revenues	41%	41%	14%
Operating and Selling, general and administrative expenses	42%	37%	16%
Fiscal year ended June 30, 2022
Revenues	40%	41%	15%
Operating and Selling, general and administrative expenses	41%	38%	16%
Based on the fiscal year ended June 30, 2023, a one cent change in each of the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates would have impacted revenues by approximately $60 million and $12 million, respectively, for each currency on an annual basis, and would have impacted Total Segment EBITDA by approximately $13 million and nil, respectively, on an annual basis.
Derivatives and Hedging
As of June 30, 2023, the Foxtel Group operating subsidiaries, whose functional currency is Australian dollars, had approximately $149 million aggregate principal amount of outstanding indebtedness denominated in U.S. dollars. The remaining borrowings are denominated in Australian dollars. The Foxtel Group utilizes cross-currency interest rate swaps to hedge a portion of the exchange rate risk related to interest and principal payments on its U.S. dollar denominated debt. A portion of the swaps are designated as fair value hedges, while the remaining swaps are accounted for as cash flow derivatives under ASC 815. As of June 30, 2023, the total notional value of these cross-currency interest rate swaps was $150 million with approximately $120 million accounted for as cash flow derivatives and $30 million designated as fair value hedges. The Foxtel Group also has a portfolio of foreign exchange contracts to hedge a portion of the exchange rate risk related to U.S. dollar payments for customer premise equipment and certain programming rights. The notional value of these foreign exchange contracts was $83 million as of June 30, 2023. Refer to Note 11—Financial Instruments and Fair Value Measurements for further detail.
Some of the derivative instruments in place may create volatility during the fiscal year as they are marked-to-market according to accounting rules which may result in revaluation gains or losses in different periods from when the currency impacts on the underlying transactions are realized.
The table below provides further details of the sensitivity of the Company’s derivative financial instruments which are subject to foreign exchange rate risk and interest rate risk as of June 30, 2023 (in millions):

	Notional Value		Fair Value		Sensitivity from Adverse 10% Change in Foreign Exchange Rates		Sensitivity from Adverse 10% Change in Interest Rates
Foreign currency derivatives	US$	83	US$	2	US$	(9)	n/a
Cross-currency interest rate swaps	US$	150	US$	43	US$	(16)	US$	(1)
Interest rate derivatives	A$	250	US$	6	n/a		US$	(1)
Interest rate derivatives	US$	497	US$	35	n/a		US$	(1)
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
Interest Rate Risk
The Company’s current financing arrangements and facilities include $1,797 million of outstanding fixed-rate debt and $1,128 million of outstanding variable-rate bank facilities, before adjustments for unamortized discount and debt issuance costs (See Note 9—Borrowings in the accompanying Consolidated Financial Statements). Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the market interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the market interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. News Corporation has entered into an interest rate swap cash flow hedge to fix the floating rate interest component of its Term A Loans and the Foxtel Group has utilized certain derivative instruments to swap U.S. dollar denominated fixed rate interest payments for Australian dollar denominated variable rate payments. As discussed above, the Foxtel Group utilizes cross-currency interest rate swaps to hedge a portion of the interest rate risk related to interest and principal payments on its U.S. dollar denominated debt. The Foxtel Group has also utilized certain derivative instruments to swap Australian dollar denominated variable interest rate payments for Australian dollar denominated fixed rate payments. As of June 30, 2023, the notional amount of interest rate swap contracts outstanding was approximately A$250 million and $497 million for Foxtel Group and News Corporation borrowings, respectively. Refer to the table above for further details of the sensitivity of the Company’s financial instruments which are subject to interest rate risk. Refer to Note 11—Financial Instruments and Fair Value Measurements for further detail.
Stock Prices
The Company has common stock investments in publicly traded companies that are subject to market price volatility. These investments had an aggregate fair value of approximately $105 million as of June 30, 2023. A hypothetical decrease in the market price of these investments of 10% would result in a decrease in income of approximately $11 million before tax.

Credit Risk
Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2023 or June 30, 2022 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2023, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NEWS CORPORATION

Management’s Report on Internal Control Over Financial Reporting for June 30, 2023
Management of News Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, and for the assessment of the effectiveness of internal control over financial reporting. News Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:
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
Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2023, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management determined that, as of June 30, 2023, News Corporation maintained effective internal control over financial reporting.
Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023, has audited the Company’s internal control over financial reporting. Their report appears on the following page.
August 15, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of News Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited News Corporation’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, News Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and our report dated August 15, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
August 15, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of News Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of News Corporation (the Company) as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 15, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of goodwill and indefinite-lived intangible assets

Description of the Matter
As reflected in the Company’s consolidated financial statements, at June 30, 2023, the Company’s goodwill was $5,140 million and indefinite-lived intangible assets were $895 million. As disclosed in Note 8 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment.
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
To test the fair values of the reporting units and indefinite-lived intangible assets, our audit procedures included, among others, assessing methodologies, testing the significant assumptions described above, and testing the completeness and accuracy of the underlying data used by the Company. Our testing procedures over the significant assumptions included, among others, comparing forecasted revenue and operating margins to current industry and economic trends, while also considering changes in the Company’s business model, customer base and product mix. We assessed the historical accuracy of management’s estimates by comparing past projections to actual performance and assessed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units and indefinite-lived intangible assets resulting from changes in the assumptions. We also involved an internal valuation professional to assist in evaluating the Company’s models, valuation methodology, and significant assumptions used in the fair value estimates. We tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
New York, New York
August 15, 2023

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

		For the fiscal years ended June 30,
	Notes	2023	2022	2021
Revenues:
Circulation and subscription		$4,447	$4,425	$4,206
Advertising		1,687	1,821	1,594
Consumer		1,899	2,106	1,908
Real estate		1,189	1,347	1,153
Other		657	686	497
Total Revenues	3	9,879	10,385	9,358
Operating expenses		(5,124)	(5,124)	(4,831)
Selling, general and administrative		(3,335)	(3,592)	(3,254)
Depreciation and amortization		(714)	(688)	(680)
Impairment and restructuring charges	5, 7, 8	(150)	(109)	(168)
Equity losses of affiliates	6	(127)	(13)	(65)
Interest expense, net		(100)	(99)	(53)
Other, net	21	1	52	143
Income before income tax expense		330	812	450
Income tax expense	19	(143)	(52)	(61)
Net income		187	760	389
Less: Net income attributable to noncontrolling interests		(38)	(137)	(59)
Net income attributable to News Corporation stockholders		$149	$623	$330
Net income attributable to News Corporation stockholders per share:	14
Basic		$0.26	$1.06	$0.56
Diluted		$0.26	$1.05	$0.56
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the fiscal years ended June 30,
	2023	2022	2021
Net income	$187	$760	$389
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(518)	468
Net change in the fair value of cash flow hedges(a)	12	21	(2)
Benefit plan adjustments, net(b)	(7)	71	2
Other comprehensive income (loss)	5	(426)	468
Comprehensive income	192	334	857
Less: Net income attributable to noncontrolling interests	(38)	(137)	(59)
Less: Other comprehensive loss (income) attributable to noncontrolling interests(c)	18	97	(78)
Comprehensive income attributable to News Corporation stockholders	$172	$294	$720
________________________
(a)Net of income tax expense of $4 million, $7 million and nil for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.
(b)Net of income tax (benefit) expense of $(2) million, $19 million and $(1) million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.
(c)Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

		As of June 30,
	Notes	2023	2022
Assets:
Current assets:
Cash and cash equivalents		$1,833	$1,822
Receivables, net	2	1,425	1,502
Inventory, net		311	311
Other current assets		484	458
Total current assets		4,053	4,093
Non-current assets:
Investments	6	427	488
Property, plant and equipment, net	7	2,042	2,103
Operating lease right-of-use assets		1,036	891
Intangible assets, net	8	2,489	2,671
Goodwill	8	5,140	5,169
Deferred income tax assets	19	393	422
Other non-current assets	21	1,341	1,384
Total assets		$16,921	$17,221
Liabilities and Equity:
Current liabilities:
Accounts payable		$440	$411
Accrued expenses		1,123	1,236
Deferred revenue	3	622	604
Current borrowings	9	27	293
Other current liabilities	21	953	975
Total current liabilities		3,165	3,519
Non-current liabilities:
Borrowings	9	2,940	2,776
Retirement benefit obligations	17	134	155
Deferred income tax liabilities	19	163	198
Operating lease liabilities		1,128	947
Other non-current liabilities		446	483
Commitments and contingencies	16
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,449	11,779
Accumulated deficit		(2,144)	(2,293)
Accumulated other comprehensive loss	21	(1,247)	(1,270)
Total News Corporation stockholders’ equity		8,064	8,222
Noncontrolling interests		881	921
Total equity		8,945	9,143
Total liabilities and equity		$16,921	$17,221
________________________
(a)Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 379,945,907 and 387,561,850 shares issued and outstanding, net of 27,368,413 treasury shares at par, at June 30, 2023 and June 30, 2022, respectively.
(b)Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 192,013,909 and 196,808,833 shares issued and outstanding, net of 78,430,424 treasury shares at par, at June 30, 2023 and June 30, 2022, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

		For the fiscal years ended June 30,
	Notes	2023	2022	2021
Operating activities:
Net income		$187	$760	$389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		714	688	680
Operating lease expense	10	109	125	128
Equity losses of affiliates	6	127	13	65
Cash distributions received from affiliates		7	23	15
Impairment charges	7,8	25	15	—
Other, net	21	(1)	(52)	(143)
Deferred income taxes and taxes payable	19	6	(125)	(100)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(146)	(51)	(166)
Inventories, net		(2)	(87)	6
Accounts payable and other liabilities		66	45	363
Net cash provided by operating activities		1,092	1,354	1,237
Investing activities:
Capital expenditures		(499)	(499)	(390)
Acquisitions, net of cash acquired		(17)	(1,501)	(886)
Investments in equity affiliates		(43)	(71)	(26)
Other investments		(60)	(41)	(13)
Proceeds from property, plant and equipment and other asset dispositions		66	3	24
Other, net		(21)	33	(1)
Net cash used in investing activities		(574)	(2,076)	(1,292)
Financing activities:
Borrowings	9	514	1,690	1,515
Repayment of borrowings	9	(589)	(838)	(557)
Repurchase of shares	12	(243)	(179)	—
Dividends paid		(174)	(175)	(163)
Other, net		(9)	(94)	(96)
Net cash (used in) provided by financing activities		(501)	404	699
Net change in cash and cash equivalents		17	(318)	644
Cash and cash equivalents, beginning of year		1,822	2,236	1,517
Exchange movement on opening cash balance		(6)	(96)	75
Cash and cash equivalents, end of year		$1,833	$1,822	$2,236
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(IN MILLIONS)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2020	389	$4	200	$2	$12,148	$(3,241)	$(1,331)	$7,582	$807	$8,389
Net income	—	—	—	—	—	330	—	330	59	389
Other comprehensive income	—	—	—	—	—	—	390	390	78	468
Dividends	—	—	—	—	(118)	—	—	(118)	(45)	(163)
Other	2	—	—	—	27	—	—	27	36	63
Balance, June 30, 2021	391	4	200	2	12,057	(2,911)	(941)	8,211	935	9,146
Net income	—	—	—	—	—	623	—	623	137	760
Other comprehensive loss	—	—	—	—	—	—	(329)	(329)	(97)	(426)
Dividends	—	—	—	—	(118)	—	—	(118)	(57)	(175)
Share repurchases	(6)	—	(3)	—	(178)	(5)	—	(183)	—	(183)
Other	3	—	—	—	18	—	—	18	3	21
Balance, June 30, 2022	388	4	197	2	11,779	(2,293)	(1,270)	8,222	921	9,143
Net income	—	—	—	—	—	149	—	149	38	187
Other comprehensive income (loss)	—	—	—	—	—	—	23	23	(18)	5
Dividends	—	—	—	—	(116)	—	—	(116)	(58)	(174)
Share repurchases	(10)	—	(5)	—	(240)	—	—	(240)	—	(240)
Other	2	—	—	—	26	—	—	26	(2)	24
Balance, June 30, 2023	380	$4	192	$2	$11,449	$(2,144)	$(1,247)	$8,064	$881	$8,945

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
Basis of presentation
The accompanying consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s financial statements as of June 30, 2023 and 2022 and for the three fiscal years ended June 30, 2023 are presented on a consolidated basis.
The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”
The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2023, fiscal 2022 and fiscal 2021 included 52, 53 and 52 weeks, respectively. All references to the fiscal years ended June 30, 2023, 2022 and 2021 relate to the fiscal years ended July 2, 2023, July 3, 2022 and June 27, 2021, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of June 30.
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
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and other investments that are readily convertible into cash with original maturities of three months or less. The Company’s cash and cash equivalents balance as of June 30, 2023 and 2022 also includes $173 million and $169 million, respectively, which is not readily accessible by the Company as it is held by REA Group Limited (“REA Group”), a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company classifies cash as restricted when the cash is unavailable for use in its general operations. The Company had no restricted cash as of June 30, 2023 and 2022.

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
Receivables, net consist of:

	As of June 30,
	2023	2022
	(in millions)
Receivables	$1,482	$1,569
Less: allowances	(57)	(67)
Receivables, net	$1,425	$1,502
The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2023 or June 30, 2022 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
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
The Company’s programming rights are substantially all monetized as a film group. The amortization expense of programming costs, which is reflected within Operating expenses in the Statements of Operations, was $284 million for the fiscal year ended June 30, 2023. Approximately $149 million, $51 million and $20 million of the unamortized programming costs as of June 30, 2023 are expected to be amortized in each of the fiscal years ending June 30, 2024, 2025 and 2026, respectively.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2023, the Company did not anticipate nonperformance by any of the counterparties.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Retirement benefit obligations
The Company provides defined benefit pension, postretirement healthcare and defined contribution benefits to the Company’s eligible employees and retirees. The Company accounts for its defined benefit pension, postretirement healthcare and defined contribution plans in accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”). The expense recognized by the Company is determined using certain assumptions, including the discount rate, expected long-term rate of return of pension assets and mortality rates, among others. The Company recognizes the funded status of its defined benefit plans (other than multiemployer plans) as an asset or liability in the Balance Sheets and recognizes changes in the funded status in the year in which the changes occur through Accumulated other comprehensive loss in the Balance Sheets. The Company recognizes the other non-service cost components of net periodic benefit costs (income) in Other, net in the Statements of Operations. See Note 17—Retirement Benefit Obligations.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Consumer revenues
Revenue from the sale of physical books and electronic or downloadable audio books (“digital formats”) is recognized at the point in time of physical receipt by the customer or electronic delivery. Such amounts are recorded net of provisions for returns and payments to customers. If the Company prohibits its customer from selling a physical book until a future date, it recognizes revenue when that restriction lapses.
Revenue is recognized net of any amounts billed to customers for taxes remitted to government authorities. Payments for the sale of physical books and digital formats are generally collected within one to three months of sale or delivery and are based on the number of physical books or digital formats sold.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Subscriber acquisition costs
Costs related to the acquisition of subscription video service customers primarily consist of amounts paid for third-party customer acquisitions, which consist of the cost of commissions paid to authorized retailers and dealers for subscribers added through their respective distribution channels, and the cost of hardware and installation subsidies for subscribers. All costs, including hardware, installation and commissions, are expensed upon activation, except where legal ownership of the equipment is retained by the Company, in which case the cost of the equipment and direct and indirect installation costs are capitalized and depreciated over the respective useful life.
Advertising expenses
The Company expenses advertising costs as incurred in accordance with ASC 720-35, “Other Expenses—Advertising Cost.” Advertising and promotional expenses recognized totaled $508 million, $596 million and $550 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 3. REVENUES
Disaggregated revenue
The following tables present the Company’s disaggregated revenues by type and segment for the fiscal years ended June 30, 2023, 2022 and 2021:

	For the fiscal year ended June 30, 2023
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$12	$1,671	$1,689	$—	$1,075	$—	$4,447
Advertising	140	227	413	—	907	—	1,687
Consumer	—	—	—	1,899	—	—	1,899
Real estate	1,189	—	—	—	—	—	1,189
Other	198	44	51	80	284	—	657
Total Revenues	$1,539	$1,942	$2,153	$1,979	$2,266	$—	$9,879

	For the fiscal year ended June 30, 2022
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$13	$1,753	$1,516	$—	$1,143	$—	$4,425
Advertising	135	232	449	—	1,005	—	1,821
Consumer	—	—	—	2,106	—	—	2,106
Real estate	1,347	—	—	—	—	—	1,347
Other	246	41	39	85	275	—	686
Total Revenues	$1,741	$2,026	$2,004	$2,191	$2,423	$—	$10,385

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal year ended June 30, 2021
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$25	$1,825	$1,296	$—	$1,060	$—	$4,206
Advertising	126	210	373	—	885	—	1,594
Consumer	—	—	—	1,908	—	—	1,908
Real estate	1,153	—	—	—	—	—	1,153
Other	89	37	33	77	260	1	497
Total Revenues	$1,393	$2,072	$1,702	$1,985	$2,205	$1	$9,358
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the fiscal years ended June 30, 2023 and 2022:

	For the fiscal year ended June 30,
	2023	2022
	(in millions)
Beginning balance	$604	$473
Deferral of revenue	3,624	3,558
Recognition of deferred revenue (a)	(3,606)	(3,477)
Other (b)	—	50
Ending balance	$622	$604
________________________
(a)For the fiscal years ended June 30, 2023 and 2022, the Company recognized approximately $561 million and $435 million, respectively, of revenue which was included in the opening deferred revenue balance.
(b)For the fiscal year ended June 30, 2022, includes $68 million of deferred revenue acquired as a result of the OPIS and CMA acquisitions. See Note 4—Acquisitions, Disposals and Other Transactions.
Contract assets were immaterial for disclosure as of June 30, 2023 and 2022.
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
During the fiscal year ended June 30, 2023, the Company recognized approximately $389 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of June 30, 2023 was approximately $1,219 million, of which approximately $443 million is expected to be recognized during fiscal 2024, $233 million is expected to be recognized in fiscal 2025 and $183 million is expected to be recognized in fiscal 2026, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606.

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
REA Group sale of Malaysia and Thailand businesses
In August 2021, REA Group acquired an 18% interest (16.6% on a diluted basis) in PropertyGuru Pte. Ltd., now PropertyGuru Group Ltd. (“PropertyGuru”), a leading digital property technology company operating marketplaces in Southeast Asia, in exchange for all shares of REA Group’s entities in Malaysia and Thailand. The transaction was completed after REA Group entered into an agreement to sell its 27% interest in its existing venture with 99.co. The transaction creates a leading digital real estate services company in Southeast Asia, new opportunities for collaboration and access to a deeper pool of expertise, technology and investment in the region. REA Group received one seat on the board of directors of PropertyGuru as part of the transaction.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
As a result of the acquisition, the Company recorded net tangible assets of approximately $83 million, primarily consisting of accounts receivable, accounts payable, author advances and royalty payables and inventory. In addition, the Company recorded approximately $141 million of identifiable intangible assets, consisting primarily of $104 million of publishing rights for backlist titles with a useful life of nine years and $32 million of publishing licenses with a useful life of nine years. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately $125 million was recorded as goodwill on the transaction.
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
NOTE 5. RESTRUCTURING PROGRAMS
The Company recorded restructuring charges of $125 million, $94 million and $168 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively, of which $40 million, $34 million and $122 million, respectively, related to the News Media segment.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fiscal 2023 Restructuring
The restructuring charges in fiscal 2023 primarily related to employee termination benefits resulting from actions taken by the Company’s businesses in response to the headcount reductions announced in February 2023.
Fiscal 2022 Restructuring
The restructuring charges in fiscal 2022 primarily related to employee termination benefits.
Fiscal 2021 Restructuring
The restructuring charges recorded in fiscal 2021 include exit costs associated with the closure of the Company’s Bronx print plant, the termination of a third-party printing contract and employee termination benefits.
Changes in restructuring program liabilities were as follows:

	One-time employee termination benefits	Other costs	Total
	(in millions)
Balance, June 30, 2020	$64	$9	$73
Additions	83	85	168
Payments	(97)	(55)	(152)
Other	1	(4)	(3)
Balance, June 30, 2021	$51	$35	$86
Additions	69	25	94
Payments	(92)	(19)	(111)
Other	(3)	—	(3)
Balance, June 30, 2022	$25	$41	$66
Additions	116	9	125
Payments	(90)	(9)	(99)
Other	2	—	2
Balance, June 30, 2023	$53	$41	$94
As of June 30, 2023 and June 30, 2022 restructuring liabilities of approximately $64 million and $42 million, respectively, were included in the Balance Sheet in Other current liabilities and $30 million and $24 million, respectively, were included in Other non-current liabilities.
NOTE 6. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of June 30, 2023	As of June 30,
		2023	2022
		(in millions)
Equity method investments(a)	various	$192	$276
Equity securities(b)	various	235	212
Total Investments		$427	$488
________________________
(a)In the first quarter of fiscal 2022, REA Group acquired an 18% interest (16.6% on a diluted basis) in PropertyGuru in exchange for all shares of REA Group’s entities in Malaysia and Thailand. During the fiscal year ended June 30, 2022,

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PropertyGuru completed its merger with Bridgetown 2 Holdings Limited. As a result of the merger and subsequent investments made in connection with the transaction, REA Group’s ownership interest in PropertyGuru was 17.5% and a gain of $15 million was recorded in Other, net.
During the fiscal year ended June 30, 2023, the Company determined that the fair value of REA Group's investment in PropertyGuru was below its carrying value. Due to the ongoing negative performance of PropertyGuru’s publicly-traded stock, the reduction in fair value based on the market price was deemed to be other than temporary and, as a result, the Company recognized a non-cash write-down of approximately $81 million within Equity losses of affiliates.
Refer to Note 4—Acquisitions, Disposals and Other Transactions and Note 21—Additional Financial Information for further discussion.
(b)Equity securities are primarily comprised of Tremor, certain investments in China, the Company’s investment in ARN Media Limited, which operates a portfolio of Australian radio media assets, and Dow Jones’ investment in an artificial intelligence-focused data analytics company.
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
The components comprising total gains and losses on equity securities are set forth below:

	For the fiscal year ended June 30,
	2023	2022	2021
	(in millions)
Total (losses) gains recognized on equity securities	$(9)	$(59)	$81
Less: Net gains (losses) recognized on equity securities sold or impaired	2	—	(1)
Unrealized (losses) gains recognized on equity securities held at end of period	$(11)	$(59)	$82
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $127 million, $13 million and $65 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. In fiscal 2023, the losses primarily reflect the non-cash write-down of REA Group’s investment in PropertyGuru of approximately $81 million and losses from an investment in an Australian sports wagering venture. In fiscal 2021, the losses primarily reflect the $54 million non-cash write-down of the Foxtel Group’s investment in the Nickelodeon Australia Joint Venture.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Original Useful Lives	As of June 30,
		2023	2022
		(in millions)
Land		$121	$120
Buildings and leaseholds	3 to 50 years	1,515	1,478
Digital set top units and installations	5 to 10 years	1,142	1,109
Machinery and equipment	2 to 20 years	1,302	1,278
Capitalized software	2 to 15 years	1,925	1,707
Finance lease right-of-use assets	15 years	121	124
		6,126	5,816
Less: accumulated depreciation and amortization(a)		(4,359)	(3,933)
		1,767	1,883
Construction in progress		275	220
Total Property, plant and equipment, net		$2,042	$2,103
________________________
(a)Includes accumulated amortization of capitalized software of approximately $1,335 million and $1,135 million as of June 30, 2023 and 2022, respectively.
Depreciation and amortization related to property, plant and equipment was $555 million, $548 million and $568 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. This includes amortization of capitalized software of $242 million, $263 million and $250 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.
Fixed Asset Impairments
During the fiscal year ended June 30, 2022, the Company recognized non-cash impairment charges of $15 million related to the write-down of fixed assets associated with the shutdown and sale of certain U.S. printing facilities at the Dow Jones segment.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying values of the Company’s intangible assets and related accumulated amortization for the fiscal years ended June 30, 2023 and June 30, 2022 were as follows:

	As of June 30,
	2023	2022
	(in millions)
Intangible Assets Not Subject to Amortization
Trademarks and tradenames	$267	$411
Newspaper mastheads	281	281
Imprints	225	218
Radio broadcast licenses	122	118
Total intangible assets not subject to amortization	895	1,028
Intangible Assets Subject to Amortization
Publishing rights(a)	319	348
Customer relationships(b)	1,110	1,233
Other(c)	165	62
Total intangible assets subject to amortization, net	1,594	1,643
Total Intangible assets, net	$2,489	$2,671
Certain indefinite-lived tradenames have been reclassified to finite-lived as of June 30, 2023.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
________________________
(a)Net of accumulated amortization of $341 million and $306 million as of June 30, 2023 and 2022, respectively. The useful lives of publishing rights range from 3 to 30 years primarily based on the weighted-average remaining contractual terms of the underlying publishing contracts and the Company’s estimates of the period within those terms that the asset is expected to generate a majority of its future cash flows.
(b)Net of accumulated amortization of $846 million and $759 million as of June 30, 2023 and 2022, respectively. The useful lives of customer relationships range from 3 to 25 years. The useful lives of these assets are estimated by applying historical attrition rates and determining the resulting period over which a majority of the accumulated undiscounted cash flows related to the customer relationships are expected to be generated.
(c)Net of accumulated amortization of $89 million and $85 million as of June 30, 2023 and 2022, respectively. The useful lives of other intangible assets range from 3 to 25 years. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

The Company recognized $25 million of impairment charges related to certain of its indefinite-lived intangible assets for the fiscal year ended June 30, 2023.
Amortization expense related to amortizable intangible assets was $159 million, $140 million and $112 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.
Based on the current amount of amortizable intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2024—$155 million; 2025—$152 million; 2026—$149 million; 2027—$144 million; and 2028—$129 million.
The changes in the carrying value of goodwill, by segment, are as follows:

	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Total Goodwill
	(in millions)
Balance, June 30, 2021	$1,617	$978	$1,532	$413	$113	$4,653
Acquisitions(a)	39	—	659	8	32	738
Foreign exchange and other	(95)	(99)	—	(14)	(14)	(222)
Balance, June 30, 2022	$1,561	$879	$2,191	$407	$131	$5,169
Acquisitions(a)	—	—	4	9	—	13
Foreign exchange and other	(19)	(20)	—	(3)	—	(42)
Balance, June 30, 2023	$1,542	$859	$2,195	$413	$131	$5,140
________________________
(a)See Note 4—Acquisitions, Disposals and Other Transactions for the primary drivers of increases in goodwill by segment.
The carrying amount of goodwill as of June 30, 2023 and 2022 both reflected accumulated impairments of $4.8 billion principally relating to impairments at the Dow Jones and News Media segments that were recognized prior to the Company’s separation of its businesses from Twenty-First Century Fox, Inc. (“21st Century Fox”) on June 28, 2013 (the “Separation”).
Annual Impairment Assessments
In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually in the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts. See Note 2—Summary of Significant Accounting Policies.
Fiscal 2023
The performance of the Company’s annual impairment analysis resulted in impairments of $25 million to indefinite-lived intangible assets and no impairments to goodwill in fiscal 2023. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 8.5% to 18.0%), long-term growth rates (ranging from 1.0% to 3.5%) and royalty rates (ranging from 0.25% to 7.0%). Significant unobservable inputs utilized in the market approach valuation method

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
were EBITDA multiples from guideline public companies operating in similar industries and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.
Fiscal 2022
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at June 30, 2023	Maturity at June 30, 2023	As of June 30, 2023	As of June 30, 2022
			(in millions)
News Corporation
2022 Term loan A(a)	6.842%	Mar 31, 2027	497	500
2022 Senior notes	5.125%	Feb 15, 2032	492	492
2021 Senior notes	3.875%	May 15, 2029	989	987
Foxtel Group (b)
2019 Credit facility (c)	6.65%	May 31, 2024	320	68
2019 Term loan facility	6.25%	Nov 22, 2024	167	171
2017 Working capital facility (c)	6.65%	May 31, 2024	—	—
Telstra facility	11.46%	Dec 22, 2027	100	90
2012 US private placement—USD portion—tranche 2 (d)	—%	Jul 25, 2022	—	198
2012 US private placement—USD portion—tranche 3 (d)	4.42%	Jul 25, 2024	149	147
2012 US private placement—AUD portion	—%	Jul 25, 2022	—	68
REA Group (b)
2022 Credit facility - tranche 1 (e)	5.35%	Sep 16, 2024	211	273
2022 Credit facility - tranche 2 (e)	5.50%	Sep 16, 2025	—	8
Finance lease liability			42	67
Total borrowings			2,967	3,069
Less: current portion (f)			(27)	(293)
Long-term borrowings			2,940	2,776
________________________
(a)The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. For the three months ended June 30, 2023 the Company was paying interest at an effective interest rate of 3.708%. See Note 11—Financial Instruments and Fair Value Measurements.
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
(c)As of June 30, 2023, the Foxtel Debt Group had total undrawn commitments of A$161 million available under these facilities.
(d)The carrying values of the borrowings include any fair value adjustments related to the Company’s fair value hedges. See Note 11—Financial Instruments and Fair Value Measurements.
(e)As of June 30, 2023, REA Group had total undrawn commitments of A$281 million available under this facility.
(f)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.” $27 million relates to the current portion of finance lease liabilities as of June 30, 2023 and 2022.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
News Corporation Borrowings
As of June 30, 2023, the Company had (i) borrowings of $1,978 million, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes (collectively, the “Senior Notes”) and Term A Loans and (ii) $750 million of undrawn commitments available under the Revolving Facility.
Senior Notes
The Senior Notes are the senior unsecured obligations of the Company and rank equally in right of payment with the Company’s other senior debt, including borrowings under its Term A and Revolving Facilities (as defined below). In the event of specified change in control events, the Company must offer to purchase the outstanding Senior Notes from the holders at a purchase price equal to 101% of the principal amount, plus any accrued and unpaid interest. There are no financial maintenance covenants with respect to the Senior Notes. The indentures governing the applicable Senior Notes contain other covenants that, among other things and subject to certain exceptions, (i) limit the Company’s ability and the ability of its subsidiaries to incur any liens securing indebtedness for borrowed money and (ii) limit the Company’s ability to consolidate or merge with or into another person or sell or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries (taken as a whole).
Term Loan A and Revolving Credit Facilities
The Company is party to a credit agreement (the “2022 Credit Agreement”) that provides for a $500 million unsecured term loan A credit facility (the “Term A Facility” and the loans under the Term A Facility, the “Term A Loans”) and a $750 million unsecured revolving credit facility with a sublimit of $100 million available for issuances of letters of credit (the “Revolving Facility” and, together with the Term A Facility, the “Facilities”). Under the 2022 Credit Agreement, the Company may request increases with respect to either Facility in an aggregate principal amount not to exceed $250 million.
The Term A Loans amortize in equal quarterly installments in an aggregate annual amount equal to —%, 2.5%, 2.5%, 5.0% and 5.0%, respectively, of the original principal amount of the Term A Facility for each 12-month period commencing on June 30, 2022. Loans under the Revolving Facility do not amortize. The Facilities have a maturity date of March 31, 2027, and under certain circumstances as set forth in the 2022 Credit Agreement, the Company may request that the maturity date of the Term A Facility be extended by at least one year and/or that the maturity date of the revolving credit commitments under the Revolving Facility be extended for up to two additional one-year periods.
Interest on borrowings is based on either (a) an Alternative Currency Term Rate formula, (b) a Term SOFR formula, (c) an Alternative Currency Daily Rate formula ((a) through (c) each, a “Relevant Rate”) or (d) the Base Rate formula, each as set forth in the 2022 Credit Agreement. The applicable margin for borrowings under the Facilities and the commitment fee for undrawn balances under the Revolving Facility vary based on the Company’s adjusted operating income net leverage ratio. At June 30, 2023, the Company was paying commitment fees of 0.225% and an applicable margin of 0.5% for a Base Rate borrowing and 1.5% for a Relevant Rate borrowing.
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
Foxtel Group Borrowings
As of June 30, 2023, the Foxtel Group has borrowings under the following facilities, as well as outstanding U.S. private placement senior unsecured notes:
•An A$610 million 2019 revolving credit facility and A$40 million 2017 working capital facility. Borrowings under these facilities bear interest at a floating rate of the Australian BBSY plus an applicable margin of between 2.00% and 3.25% per annum, depending on the Foxtel Debt Group’s net leverage ratio. The Foxtel Debt Group had total undrawn commitments of A$161 million available under these facilities and pays a commitment fee of 45% of the applicable margin for any undrawn amounts.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
In July 2022, the Foxtel Group repaid its U.S. private placement senior unsecured notes that matured in July 2022 using capacity under the 2019 Credit Facility.
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
Foxtel Group Debt Refinancing
On August 14, 2023, the Foxtel Group entered into an agreement (the “2023 Foxtel Credit Agreement”) for a new A$1.2 billion syndicated credit facility (the “2023 Credit Facility”), which will be used to refinance its A$610 million 2019 revolving credit facility, A$250 million term loan facility and tranche 3 of its 2012 U.S. private placement. The 2023 Credit Facility consists of three sub-facilities: (i) an A$817.5 million three year revolving credit facility (the “2023 Credit Facility — tranche 1”), (ii) a US$48.7 million four year term loan facility (the “2023 Credit Facility — tranche 2”) and (iii) an A$311.0 million four year term loan facility (the “2023 Credit Facility — tranche 3”). In addition, the Foxtel Group amended its 2017 working capital facility to extend the maturity to August 2026 and modify the pricing.
Depending on the Foxtel Group’s net leverage ratio (i) borrowings under the 2023 Credit Facility — tranche 1 and 2017 working capital facility bear interest at a rate of the Australian BBSY plus a margin of between 2.35% and 3.60%; (ii) borrowings under the 2023 Credit Facility — tranche 2 bear interest at a rate based on a Term SOFR formula, as set forth in the 2023 Foxtel Credit Agreement, plus a margin of between 2.50% and 3.75%; and (iii) borrowings under the 2023 Credit Facility — tranche 3 bear interest at a rate of the Australian BBSY plus a margin of between 2.50% and 3.75%. All tranches carry a commitment fee of 45% of the applicable margin on any undrawn balance during the relevant availability period. Tranches 2 and 3 of the 2023 Credit Facility amortize on a proportionate basis in an aggregate annual amount equal to A$35 million in each of the first two years following closing and A$40 million in each of the two years thereafter.
The 2023 Credit Agreement contains customary affirmative and negative covenants and events of default, with customary exceptions, that are generally consistent with those governing the Foxtel Debt Group’s external borrowings as of June 30, 2023, including financial covenants requiring maintenance of the same net debt to EBITDA and net interest coverage ratios.
REA Group Facilities
As of June 30, 2023, REA Group had (i) borrowings of approximately $211 million, consisting of amounts outstanding under its 2022 Credit Facility and (ii) A$281 million of undrawn commitments available under its 2022 Credit Facility.
REA Group may request increases in the amount of the 2022 Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement. Borrowings under the 2022 Credit facility — tranche 1

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed above. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at June 30, 2023.
Future maturities
The following table summarizes the Company’s debt maturities, excluding debt issuance costs and finance lease liabilities, as of June 30, 2023:

As of June 30, 2023
(in millions)
Fiscal 2024	$333
Fiscal 2025	537
Fiscal 2026	25
Fiscal 2027	450
Fiscal 2028	100
Thereafter	1,500
NOTE 10. LEASES
Summary of leases
The Company's operating leases primarily consist of real estate, including office space, warehouse space and printing facilities, and satellite transponders. The Company’s finance leases consist of certain satellite transponders. The Company’s operating leases generally include options to extend the lease term or terminate the lease. Such options do not impact the Company’s lease term assessment until the Company is reasonably certain that the option will be exercised.
Certain of the Company’s leases include rent adjustments which may be indexed to various metrics, including the consumer price index or other inflationary indexes. As a general matter, the Company’s real estate lease arrangements typically require adjustments resulting from changes in real estate taxes and other costs to operate the leased asset.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other required lease disclosures
The total lease cost for operating and finance leases included in the Statements of Operations was as follows:

		For the fiscal years ended June 30,
		2023	2022	2021
	Income Statement Location	(in millions)
Operating lease costs	Selling, general and administrative	$121	$125	$135
Operating lease costs	Operating expenses	32	36	37
Finance lease costs	Depreciation and amortization	25	27	27
Finance lease costs	Interest expense, net	2	3	4
Short term lease costs	Operating expenses	16	12	15
Variable lease costs	Selling, general and administrative	24	24	28
Total lease costs		$220	$227	$246
Additional information related to the Company’s operating and finance leases under ASU 2016-02:

	As of June 30, 2023		As of June 30, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	13.7 years	1.8 years	11.0 years	2.8 years
Weighted-average incremental borrowing rate	5.11%	3.64%	3.56%	3.64%

	For the fiscal years ended June 30,
	2023	2022	2021
	(in millions)
Cash paid - Operating lease liabilities	$172	$182	$184
Cash paid - Finance lease liabilities - principal	24	27	30
Cash paid - Finance lease liabilities - interest	2	3	4
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	248	72	25
Future minimum lease payments as of June 30, 2023 are as follows:

	As of June 30, 2023
	Operating Leases	Finance Leases
	(in millions)
Fiscal 2024	$169	$28
Fiscal 2025	158	15
Fiscal 2026	141	—
Fiscal 2027	137	—
Fiscal 2028	100	—
Thereafter	1,084	—
Total future minimum lease payments	$1,789	$43
Less: interest	(549)	(1)
Present value of minimum payments	$1,240	$42
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
Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period. The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023				June 30, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives - cash flow hedges	$—	$41	$—	$41	$—	$24	$—	$24
Foreign currency derivatives - cash flow hedges	—	2	—	2	—	1	—	1
Cross-currency interest rate derivatives - fair value hedges	—	9	—	9	—	19	—	19
Cross-currency interest rate derivatives	—	37	—	37	—	79	—	79
Equity securities(a)	105	—	130	235	109	—	103	212
Total assets	$105	$89	$130	$324	$109	$123	$103	$335
Liabilities:
Cross-currency interest rate derivatives - fair value hedges	—	(1)	—	(1)	—	—	—	—
Cross-currency interest rate derivatives	—	(2)	—	(2)	—	—	—	—
Total liabilities	$—	$(3)	$—	$(3)	$—	$—	$—	$—
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the fiscal year ended June 30,
	2023	2022
	(in millions)
Balance—beginning of year	$103	$116
Additions(a)	31	28
Sales	(3)	—
Returns of capital	(6)	(45)
Measurement adjustments	1	23
Foreign exchange and other (b)	4	(19)
Balance—end of year	$130	$103
________________________
(a)Primarily relates to Dow Jones’ investment in an artificial intelligence-focused data analytics company during the fiscal year ended June 30, 2023.
(b)During the fiscal year ended June 30, 2022, the Company reclassified its investment in an equity security from Level 3 to Level 1 within the fair value hierarchy as the investment became publicly traded in the first quarter of fiscal 2022.
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
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

		Fair value as of June 30,
	Balance Sheet Location	2023	2022
		(in millions)
Interest rate derivatives - cash flow hedges	Other current assets	$21	$4
Foreign currency derivatives - cash flow hedges	Other current assets	2	1
Cross-currency interest rate derivatives - fair value hedges	Other current assets	—	11
Cross-currency interest rate derivatives	Other current assets	1	46
Interest rate derivatives - cash flow hedges	Other non-current assets	20	20
Cross-currency interest rate derivatives - fair value hedges	Other non-current assets	9	8
Cross-currency interest rate derivatives	Other non-current assets	36	33
Cross-currency interest rate derivatives - fair value hedges	Other current liabilities	(1)	—
Cross-currency interest rate derivatives	Other current liabilities	(2)	—
Cash flow hedges
The Company utilizes a combination of foreign currency derivatives and interest rate derivatives to mitigate currency exchange and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment and certain programming rights.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The total notional value of foreign currency contract derivatives designated for hedging was $83 million as of June 30, 2023. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is one year. As of June 30, 2023, the Company estimates that approximately $1 million of net derivative gains related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of interest rate swap derivatives designated for hedging was approximately A$250 million and $497 million as of June 30, 2023 for Foxtel Debt Group and News Corporation borrowings, respectively. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to March 2027. As of June 30, 2023, the Company estimates that approximately $22 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
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
The total notional value of cross-currency interest rate swaps for which the Company discontinued hedge accounting was approximately $120 million as of June 30, 2023. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2024. As of June 30, 2023, the Company estimates that approximately $1 million of net derivative gains related to its cross-currency interest rate swap derivatives included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the fiscal years ended June 30, 2023, 2022 and 2021 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the fiscal year ended June 30,			Income statement location
	2023	2022	2021
	(in millions)
Foreign currency derivatives—cash flow hedges	$—	$2	$3	Operating expenses
Cross-currency interest rate derivatives	—	—	(15)	Interest expense, net
Interest rate derivatives—cash flow hedges	29	30	—	Interest expense, net
Total	$29	$32	$(12)

	(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the fiscal year ended June 30,			Income statement location
	2023	2022	2021
	(in millions)
Foreign currency derivatives—cash flow hedges	$—	$—	$(1)	Operating expenses
Cross-currency interest rate derivatives	(1)	(4)	11	Interest expense, net
Interest rate derivatives—cash flow hedges	(12)	(2)	5	Interest expense, net
Total	$(13)	$(6)	$15
The amounts recognized in Other, net in the Statements of Operations resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 were

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
gains of approximately $4 million, $25 million and $11 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.
Fair value hedges
Borrowings in Australia issued at fixed rates and in U.S. dollars expose the Company to fair value interest rate risk and currency exchange rate risk. The Company manages fair value interest rate risk and currency exchange rate risk through the use of cross-currency interest rate swaps under which the Company exchanges fixed interest payments equivalent to the interest payments on the U.S. dollar denominated debt for floating rate Australian dollar denominated interest payments. The changes in fair value of derivatives designated as fair value hedges and the offsetting changes in fair value of the hedged items are recognized in Other, net. During the fiscal year ended June 30, 2023, such adjustments increased the carrying value of borrowings by nil.
The total notional value of the fair value hedges was approximately $30 million as of June 30, 2023. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2024.
During fiscal 2023, 2022 and 2021, the amount recognized in the Statements of Operations on derivative instruments designated as fair value hedges related to the ineffective portion was nil and the Company excluded the currency basis from the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.
The following sets forth the effect of fair value hedging relationships on hedged items in the Balance Sheets as of June 30, 2023 and 2022:

	As of June 30,
	2023	2022
Borrowings:	(in millions)
Carrying amount of hedged item	$28	$68
Cumulative hedging adjustments included in the carrying amount	—	2
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
Other Fair Value Measurements
As of June 30, 2023, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes, 2021 Senior Notes and U.S. private placement borrowings are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.
NOTE 12. STOCKHOLDERS’ EQUITY
Authorized Capital Stock
The Company’s authorized capital stock consists of 1,500,000,000 shares of Class A Common Stock, par value $0.01 per share, 750,000,000 shares of Class B Common Stock, par value $0.01 per share, 25,000,000 shares of Series Common Stock, par value $0.01 per share, and 25,000,000 shares of Preferred Stock, par value $0.01 per share.
Common Stock and Preferred Stock
Shares Outstanding—As of June 30, 2023, the Company had approximately 380 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and approximately 192 million shares of Class B Common Stock outstanding at a par

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
value of $0.01 per share. As of June 30, 2023, the Company had no shares of Series Common Stock or Preferred Stock outstanding.
Dividends—The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2023	2022	2021
Cash dividends paid per share	$0.20	$0.20	$0.20
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
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of June 30, 2023, the remaining authorized amount under the Repurchase Program was approximately $577 million.
Stock repurchases under the Repurchase Program commenced on November 9, 2021. During the fiscal year ended June 30, 2023, the Company repurchased and subsequently retired 9.5 million shares of Class A Common Stock for approximately $159 million and 4.7 million shares of Class B Common Stock for approximately $81 million. During the fiscal year ended June 30, 2022, the Company repurchased and subsequently retired 5.8 million shares of Class A Common Stock for approximately $122 million and 2.9 million shares of Class B Common Stock for approximately $61 million. The Company did not purchase any of its Class A Common Stock or Class B Common Stock during the fiscal year ended June 30, 2021.
Stockholders Agreement
In September 2021, the Company entered into a stockholders agreement (the “Stockholders Agreement”) with the Murdoch Family Trust (the “MFT”) pursuant to which the MFT and the Company have agreed not to take actions that (i) would result in the MFT and Murdoch family members, including K. Rupert Murdoch, the Company’s Executive Chair, and Lachlan K. Murdoch, the Company’s Co-Chair, together owning more than 44% of the outstanding voting power of the shares of the

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Company’s Class B Common Stock (“Class B Shares”), or (ii) would increase the MFT’s voting power by more than 1.75% in any rolling twelve-month period. The MFT would forfeit votes in connection with any Company stockholders meeting to the extent necessary to ensure that the MFT and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B Shares at such meeting, except where a Murdoch family member votes their own shares differently from the MFT on any matter. The Stockholders Agreement will terminate upon the MFT’s distribution of all or substantially all of its Class B Shares.
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
The following table summarizes the Company’s equity-based compensation expense reported in the Statements of Operations:

	For the fiscal years ended June 30,
	2023	2022	2021
	(in millions)
Total equity compensation expense	$92	$59	$128
As of June 30, 2023, the total compensation cost not yet recognized for all unvested awards held by participants was approximately $66 million and is expected to be recognized over a weighted average period of between one and two years. The total intrinsic value of all outstanding awards was approximately $188 million as of June 30, 2023.
The tax benefit recognized on PSUs and RSUs for participants that vested during the applicable fiscal year was $11 million, $25 million and $18 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.
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
During fiscal 2023, 2022 and 2021, certain participants in the 2013 LTIP received grants of PSUs which have a three-year performance measurement period. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 200% of the target award, subject to three-year performance conditions based on a combination of cumulative business-unit-specific revenue, EBITDA (as defined in Note 9—Borrowings) and free cash flow, or the Company’s cumulative earnings per share, cumulative free cash flow and three-year total stockholder return relative to the individual companies that comprise the Standard and Poor’s 1500 Media Index.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2023, 2022 and 2021, the Company granted approximately 1.4 million, 1.0 million and 1.6 million PSUs, respectively, at target to participants, of which approximately 0.8 million, 0.6 million and 0.8 million PSUs, respectively, will be settled in Class A Common Stock, with the remaining PSUs, which are granted to executive Directors and to employees in certain foreign locations, being settled in cash, assuming performance conditions are met.
During fiscal 2023, 2022 and 2021, approximately 2.8 million, 3.0 million and 3.6 million PSUs respectively, vested, of which approximately 1.3 million, 1.0 million and 1.2 million PSUs, respectively, were settled in cash for approximately $25 million, $24 million and $18 million, respectively, before statutory tax withholdings. The remaining PSUs that vested during fiscal 2023, 2022 and 2021 were settled in Class A Common Stock having a fair value of approximately $27 million, $42 million and $36 million, respectively, before statutory tax withholdings.
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
During fiscal 2023, 2022 and 2021, certain participants in the 2013 LTIP received grants of time-vested RSUs. Vesting of the awards is subject to the participants’ continued service with the Company through the applicable vesting date. During the fiscal years ended June 30, 2023, 2022 and 2021, 4.2 million, 3.0 million and 3.4 million RSUs, respectively, were granted to participants, of which approximately 0.8 million, 0.6 million and 1.0 million RSUs, respectively, which are granted to employees in certain foreign locations, will be settled in cash, with the remaining RSUs outstanding being settled in Class A Common Stock. These RSUs have graded vesting primarily over three years.
During fiscal 2023, 2022 and 2021, approximately 2.7 million, 2.1 million and 1.6 million RSUs, respectively, vested, of which approximately 0.7 million, 0.5 million and 0.3 million RSUs, respectively, were settled in cash for approximately $13 million, $13 million and $4 million, respectively, before statutory tax withholdings. The remaining RSUs that vested during fiscal 2023, 2022 and 2021 were settled in Class A Common Stock having a fair value of approximately $39 million, $41 million and $21 million, respectively, before statutory tax withholdings.
The following table summarizes the activity related to the target PSUs and RSUs granted to participants that will be settled in shares of the Company (PSUs and RSUs in thousands):

	Fiscal 2023		Fiscal 2022		Fiscal 2021
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
PSUs and RSUs
Unvested units at beginning of the year	6,297	$18.65	7,022	$14.61	7,717	$13.39
Granted(a)	4,665	18.13	3,475	21.96	3,546	15.59
Vested	(3,487)	16.32	(3,526)	13.56	(3,676)	13.30
Cancelled(b)	(711)	19.59	(674)	19.12	(565)	15.05
Unvested units at the end of the year	6,764	$19.40	6,297	$18.65	7,022	$14.61
________________________
(a)For fiscal 2023, includes 0.8 million target PSUs and 3.4 million RSUs granted and a payout adjustment of 0.5 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2020 that vested during fiscal 2023.
For fiscal 2022, includes 0.6 million target PSUs and 2.4 million RSUs granted and a payout adjustment of 0.5 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2019 that vested during fiscal 2022.
For fiscal 2021, includes 0.8 million target PSUs and 2.4 million RSUs granted and a payout adjustment of 0.3 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2018 that vested during fiscal 2021.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(b)For fiscal 2023, includes 0.1 million of target PSUs and 0.6 million RSUs cancelled.
For fiscal 2022, includes 0.2 million of target PSUs and 0.5 million RSUs cancelled.
For fiscal 2021, includes 0.3 million of target PSUs and 0.3 million RSUs cancelled.
NOTE 14. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the fiscal years ended June 30,
	2023	2022	2021
	(in millions, except per share amounts)
Net income	$187	$760	$389
Less: Net income attributable to noncontrolling interests	(38)	(137)	(59)
Net income attributable to News Corporation stockholders	$149	$623	$330
Weighted-average number of shares of common stock outstanding—basic	576.4	589.5	590.4
Dilutive effect of equity awards	2.4	3.0	3.0
Weighted-average number of shares of common stock outstanding—diluted	578.8	592.5	593.4
Net income attributable to News Corporation stockholders per share - basic	$0.26	$1.06	$0.56
Net income attributable to News Corporation stockholders per share - diluted	$0.26	$1.05	$0.56
NOTE 15. RELATED PARTY TRANSACTIONS
Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties to purchase and/or sell advertising and administrative services. The Company has also previously entered into transactions with related parties to sell certain broadcast rights.
The following table sets forth the net revenue from related parties included in the Statements of Operations:

	For the fiscal years ended June 30,
	2023	2022	2021
	(in millions)
Related party revenue (expense), net	$(11)	$(10)	$(35)
The following table sets forth the amount of receivables due from and payables due to related parties outstanding on the Balance Sheets:

	As of June 30,
	2023	2022
	(in millions)
Accounts receivable from related parties	$8	$14
Accounts payable to related parties	7	10
NOTE 16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2023:

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2023
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$1,584	$562	$620	$355	$47
Sports programming rights(b)	3,732	501	1,073	950	1,208
Programming costs(c)	1,444	430	528	359	127
Operating leases(d)
Transmission costs(e)	132	24	32	30	46
Land and buildings	1,606	136	257	199	1,014
Plant and machinery	8	4	4	—	—
Finance leases
Transmission costs(e)	43	28	15	—	—
Borrowings(f)	2,945	333	562	550	1,500
Interest payments on borrowings(g)	613	120	189	163	141
Total commitments and contractual obligations	$12,107	$2,138	$3,280	$2,606	$4,083
________________________
(a)The Company has commitments under purchase obligations related to minimum subscriber guarantees for license fees, printing contracts, capital projects, marketing agreements, production services and other legally binding commitments.
(b)The Company has sports programming rights commitments with the National Rugby League, Australian Football League and Cricket Australia, as well as certain other broadcast rights which are payable through fiscal 2032.
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
(f)See Note 9—Borrowings.
(g)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at June 30, 2023. Such rates are subject to change in future periods. See Note 9—Borrowings.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $16 million, $11 million and $10 million for the fiscal years ended June 30, 2023, June 30, 2022 and June 30, 2021, respectively. As of June 30, 2023, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $110 million. The amount to be indemnified by FOX

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
of approximately $115 million was recorded as a receivable in Other current assets on the Balance Sheet as of June 30, 2023. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
NOTE 17. RETIREMENT BENEFIT OBLIGATIONS
The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. Plans in the U.S., U.K., Australia, and other foreign plans are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through net income are recorded in Accumulated other comprehensive loss, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets and mortality rates. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2023, 2022 and 2021.
Summary of Funded Status
The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The combined domestic and foreign pension and postretirement benefit plans resulted in a net pension and postretirement benefits liability of $13 million and $32 million at June 30, 2023 and 2022, respectively. The Company recognized these amounts in the Balance Sheets at June 30, 2023 and 2022 as follows:

	Pension Benefits
	Domestic		Foreign		Postretirement benefits		Total
	2023	2022	2023	2022	2023	2022	2023	2022
	(in millions)
Other non-current assets	$—	$—	$134	$133	$—	$—	$134	$133
Other current liabilities	—	—	(6)	(2)	(7)	(8)	(13)	(10)
Retirement benefit obligations	(37)	(40)	(45)	(55)	(52)	(60)	(134)	(155)
Net amount recognized	$(37)	$(40)	$83	$76	$(59)	$(68)	$(13)	$(32)

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the change in the projected benefit obligation, change in the fair value of the Company’s plan assets and funded status:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(in millions)
Projected benefit obligation, beginning of the year	$260	$339	$755	$1,124	$68	$86	$1,083	$1,549
Service cost	—	—	1	1	—	—	1	1
Interest cost	11	7	27	17	2	1	40	25
Benefits paid	(21)	(18)	(42)	(43)	(7)	(7)	(70)	(68)
Settlements(a)	—	(12)	(5)	(12)	—	—	(5)	(24)
Actuarial gain(b)	(9)	(56)	(114)	(216)	(4)	(11)	(127)	(283)
Foreign exchange rate changes	—	—	24	(116)	—	(1)	24	(117)
Projected benefit obligation, end of the year	241	260	646	755	59	68	946	1,083
Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	220	285	831	1,162	—	—	1,051	1,447
Actual return on plan assets	5	(49)	(97)	(166)	—	—	(92)	(215)
Employer contributions	—	14	14	15	—	—	14	29
Benefits paid	(21)	(18)	(42)	(43)	—	—	(63)	(61)
Settlements(a)	—	(12)	(5)	(12)	—	—	(5)	(24)
Foreign exchange rate changes	—	—	28	(125)	—	—	28	(125)
Fair value of plan assets, end of the year	204	220	729	831	—	—	933	1,051
Funded status	$(37)	$(40)	$83	$76	$(59)	$(68)	$(13)	$(32)
________________________
(a)Amounts related to payments made to former employees of the Company in full settlement of their pension benefits.
(b)Actuarial gains for fiscal 2023 and fiscal 2022 for domestic and international pension plans primarily relate to the increase in discount rates used in measuring plan obligations as of June 30, 2023 and 2022.
Amounts recognized in Accumulated other comprehensive loss consist of:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(in millions)
Actuarial losses (gains)	$118	$126	$342	$325	$(8)	$(5)	$452	$446
Prior service cost (benefit)	—	—	7	7	(28)	(32)	(21)	(25)
Net amounts recognized	$118	$126	$349	$332	$(36)	$(37)	$431	$421
Accumulated pension benefit obligations as of June 30, 2023 and 2022 were $883 million and $1,011 million, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Below is information about funded and unfunded pension plans:

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2023	2022	2023	2022	2023	2022
	(in millions)
Projected benefit obligation	$234	$253	$7	$7	$241	$260
Accumulated benefit obligation	234	253	7	7	241	260
Fair value of plan assets	204	220	—	—	204	220

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2023	2022	2023	2022	2023	2022
	(in millions)
Projected benefit obligation	$599	$701	$47	$54	$646	$755
Accumulated benefit obligation	595	697	47	54	642	751
Fair value of plan assets	729	831	—	—	729	831
The accumulated benefit obligation exceeds the fair value of plan assets for all domestic pension plans.
Below is information about foreign pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets:

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2023	2022	2023	2022	2023	2022
	(in millions)
Projected benefit obligation	$46	$49	$47	$54	$93	$103
Accumulated benefit obligation	46	49	47	54	93	103
Fair value of plan assets	43	46	—	—	43	46
Summary of Net Periodic Benefit Costs
The Company recorded $13 million, nil and $(1) million in net periodic benefit costs (income) in the Statements of Operations for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit costs (income) for its pension and other postretirement benefit plans.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The amortization of amounts related to unrecognized prior service costs (credits), deferred losses and settlements, curtailments and other were reclassified out of Other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefit costs (income) were as follows:

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits			Total
	For the fiscal years ended June 30,
	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
	(in millions)
Service cost benefits earned during the period	$—	$—	$—	$1	$1	$2	$—	$—	$—	$1	$1	$2
Interest costs on projected benefit obligations	11	7	7	27	17	16	2	1	2	40	25	25
Expected return on plan assets	(11)	(15)	(13)	(32)	(36)	(37)	—	—	—	(43)	(51)	(50)
Amortization of deferred losses	5	5	5	14	14	15	—	—	—	19	19	20
Amortization of prior service credits	—	—	—	—	—	—	(4)	(4)	(4)	(4)	(4)	(4)
Settlements, curtailments and other	—	8	5	—	2	1	—	—	—	—	10	6
Net periodic benefit costs (income) – Total	$5	$5	$4	$10	$(2)	$(3)	$(2)	$(3)	$(2)	$13	$—	$(1)

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits
	For the fiscal years ended June 30,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Additional information:
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.4%	4.9%	2.9%	5.4%	3.9%	1.9%	5.5%	4.6%	2.4%
Rate of increase in future compensation	N/A	N/A	N/A	3.9%	3.9%	3.6%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate for PBO	4.9%	2.9%	2.9%	3.9%	1.9%	1.7%	4.6%	2.4%	2.5%
Discount rate for Service Cost	N/A	3.3%	3.4%	4.8%	1.8%	1.8%	4.9%	2.8%	2.9%
Discount rate for Interest on PBO	4.6%	2.2%	2.2%	3.8%	1.6%	1.5%	4.3%	1.7%	1.8%
Expected return on plan assets	5.5%	5.8%	5.5%	3.9%	3.3%	3.3%	N/A	N/A	N/A
Rate of increase in future compensation	N/A	N/A	N/A	3.9%	3.6%	3.1%	N/A	N/A	N/A
________________________
N/A—not applicable
The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	Fiscal 2023	Fiscal 2022
Health care cost trend rate	6.9%	6.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.2%	4.5%
Year that the rate reaches the ultimate trend rate	2031	2030

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected Benefit Payments
	Pension Benefits		Postretirement Benefits	Total
	Domestic	Foreign
	(in millions)
Fiscal year:
2024	$21	$97	$7	$125
2025	19	45	7	71
2026	19	43	6	68
2027	19	43	6	68
2028	19	43	6	68
2029-2033	90	209	23	322
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
The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2023 and 2022:

		Fiscal 2023					Fiscal 2022
		Fair Value Measurements at Reporting Date Using					Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
	(in millions)
Assets
Pooled funds:(a)
Domestic equity funds	$37	$—	$—	$—	$37	$37	$—	$—	$—	$37
International equity funds	94	—	48	—	46	112	—	67	—	45
Domestic fixed income funds	112	—	—	—	112	106	—	—	—	106
International fixed income funds	546	—	444	—	102	666	—	487	—	179
Balanced funds	42	—	42	—	—	46	—	46	—	—
Other	102	78	—	6	18	84	53	—	7	24
Total	$933	$78	$534	$6	$315	$1,051	$53	$600	$7	$391
________________________
(a)Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets as of June 30, 2023 and 2022:

Level 3 Investments
(in millions)
Balance, June 30, 2021	$10
Actual return on plan assets:
Relating to assets still held at end of period	(2)
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—
Balance, June 30, 2022	$7
Actual return on plan assets:
Relating to assets still held at end of period	(1)
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	—
Transfers in and out of Level 3	—
Balance, June 30, 2023	$6
The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprised of 16% equity securities, 74% fixed income securities and 10% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.
The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension Assets
	As of June 30,
	2023	2022
Asset Category:
Equity securities	15%	15%
Debt securities	72%	75%
Cash and other	13%	10%
Total	100%	100%
Required pension plan contributions for the next fiscal year are expected to be approximately $23 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.
NOTE 18. OTHER POSTRETIREMENT BENEFITS
Defined Contribution Plans
The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $152 million, $147 million and $142 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Deferred Compensation Plan
The Company has non-qualified deferred compensation plans for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The unfunded obligations of the plans included in Other liabilities as of June 30, 2023 and 2022 were $50 million and $48 million, respectively, and the majority of these plans are closed to new employees.
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
Income before income tax expense was attributable to the following jurisdictions:

	For the fiscal years ended June 30,
	2023	2022	2021
	(in millions)
U.S.	$74	$194	$266
Foreign	256	618	184
Income before income tax expense	$330	$812	$450
The significant components of the Company’s income tax expense were as follows:

	For the fiscal years ended June 30,
	2023	2022	2021
	(in millions)
Current:
U.S.
Federal	$1	$—	$5
State & Local	15	9	9
Foreign	125	160	133
Total current tax	141	169	147
Deferred:
U.S.
Federal	(10)	54	(30)
State & Local	—	4	(1)
Foreign	12	(175)	(55)
Total deferred tax	2	(117)	(86)
Total income tax expense	$143	$52	$61

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate was as follows:

	For the fiscal years ended June 30,
	2023	2022	2021
U.S. federal income tax rate	21%	21%	21%
State and local taxes, net	4	1	2
Effect of foreign operations (a)	15	7	12
Change in valuation allowance (b)	1	(19)	(16)
Non-deductible goodwill and asset impairments	4	—	1
Non-deductible compensation and benefits	3	—	4
Remeasurement of deferred tax assets (c)	—	(2)	(7)
R&D tax credits	(3)	(1)	(2)
Impact of dispositions	—	(2)	—
Other	(2)	1	(1)
Effective tax rate	43%	6%	14%
________________________
(a)The Company’s effective tax rate is impacted by the geographic mix of its pre-tax income. The Company’s foreign operations are located primarily in Australia and the United Kingdom (“U.K.”). Australia has a higher income tax rate than the U.S. and the U.K. has a lower tax rate than the U.S. through the fiscal year ended June 30, 2023.
(b)For the fiscal year ended June 30, 2022, the Company released valuation allowances of $156 million, including $149 million related to certain Foreign deferred tax assets. For the fiscal year ended June 30, 2021, the Company released $75 million of valuation allowances, including $64 million related to certain U.S. deferred tax assets.
(c)For the fiscal year ended June 30, 2022, the Company recorded a benefit of $18 million related to the remeasurement of its U.K. deferred tax assets. For the fiscal year ended June 30, 2021, the Company recorded a benefit of $34 million related to the remeasurement of its U.K. deferred tax assets which includes the enacted corporate income tax increase resulting from the Finance Act 2021.
The Company recognized deferred income taxes in the Balance Sheets as follows:

	As of June 30,
	2023	2022
	(in millions)
Deferred income tax assets	$393	$422
Deferred income tax liabilities	(163)	(198)
Net deferred tax assets	$230	$224

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
	2023	2022
	(in millions)
Deferred tax assets:
Accrued liabilities	$150	$181
Capital loss carryforwards	1,163	1,135
Net operating loss carryforwards	360	408
Business tax credits	131	122
Operating lease liabilities	309	278
Other	138	116
Total deferred tax assets	2,251	2,240
Deferred tax liabilities:
Asset basis difference and amortization	(79)	(163)
Operating lease right-of-use asset	(287)	(257)
Other	(9)	(8)
Total deferred tax liabilities	(375)	(428)
Net deferred tax asset before valuation allowance	1,876	1,812
Less: valuation allowance (See Note 22—Valuation and Qualifying Accounts)	(1,646)	(1,588)
Net deferred tax assets	$230	$224
As of June 30, 2023, the Company had income tax net operating loss (“NOL”) carryforwards (gross, net of uncertain tax benefits) in various jurisdictions as follows:

Jurisdiction	Expiration	Amount (in millions)
U.S. Federal	2024 to 2037	$116
U.S. Federal	Indefinite	333
U.S. States	Various	730
Australia	Indefinite	319
U.K.	Indefinite	28
Other Foreign	Various	568
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
The Company recorded a deferred tax asset of $360 million and $408 million associated with its NOLs (net of approximately $55 million and $68 million, respectively, of unrecognized tax benefits recorded against deferred tax assets) as of June 30, 2023 and 2022, respectively. Significant judgment is applied in assessing our ability to realize our NOLs. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets within the applicable expiration period.
On the basis of this evaluation, valuation allowances of $124 million and $122 million have been established to reduce the deferred tax asset associated with the Company’s NOLs to an amount that will more likely than not be realized as of June 30, 2023 and 2022, respectively. For the fiscal year ended June 30, 2022, the Company released valuation allowances related to Australian NOLs of $31 million that are more likely than not to be realized. For the fiscal year ended June 30, 2021, the Company released valuation allowances related to U.S. Federal NOLs of $64 million that are more likely than not to be realized.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2023, the Company had approximately $2.6 billion and $1.6 billion of capital loss carryforwards in Australia and the U.K., respectively. Australia and U.K. capital loss carryforwards may be carried forward indefinitely. The capital loss carryforwards are also subject to review by relevant tax authorities in the jurisdictions to which they relate. Realization of our capital losses is dependent on generating capital gain taxable income and satisfying certain continuity of business requirements. The Company recorded a deferred tax asset of $1.2 billion and $1.1 billion as of June 30, 2023 and 2022 for these capital loss carryforwards. However, it is more likely than not that the Company will not generate capital gain income in the normal course of business in these jurisdictions. Accordingly, valuation allowances of $1.2 billion and $1.1 billion have been established to reduce the capital loss carryforward deferred tax asset to an amount that will more likely than not be realized as of June 30, 2023 and 2022, respectively.
As of June 30, 2023, the Company had approximately $90 million of U.S. federal tax credit carryforwards which includes $35 million of foreign tax credits and $55 million of general business credits, which begin to expire in 2026 and 2036, respectively.
As of June 30, 2023, the Company had approximately $32 million of non-U.S. tax credit carryforwards which expire in various amounts beginning in 2026 and $11 million of state tax credit carryforwards (net of U.S. federal benefit), which expire in various amounts beginning in 2024.
A valuation allowance of $30 million has been established to reduce the deferred tax asset associated with the Company’s U.S. federal tax credits, non-U.S. tax credits and state tax credit carryforwards to an amount that will more likely than not be realized as of June 30, 2023.
Uncertain Tax Positions
The following table sets forth the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	For the fiscal years ended June 30,
	2023	2022	2021
	(in millions)
Balance, beginning of period	$86	$69	$63
Additions for prior year tax positions	14	—	—
Additions for current year tax positions	17	28	4
Reduction for prior year tax positions	—	(1)	(2)
Lapse of the statute of limitations	(2)	(3)	(3)
Settlement—tax attributes	(14)	—	—
Impact of currency translations	4	(7)	7
Balance, end of period	$105	$86	$69
The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized an expense related to interest and penalties of $1 million for each of the fiscal years ended June 30, 2023, 2022 and 2021. The Company recorded liabilities for accrued interest and penalties of approximately $5 million, $5 million and $4 million as of June 30, 2023, 2022 and 2021, respectively.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Jurisdiction	Fiscal Years Open to Examination
U.S. federal	2018, 2020-2022
U.S. states	Various
Australia	2015-2022
U.K.	2011-2022
It is reasonably possible that uncertain tax positions may increase or decrease in the next fiscal year, however, actual developments in this area could differ from those currently expected. As of June 30, 2023, approximately $53 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. It is reasonably possible, the amount of uncertain tax liabilities which may be resolved within the next fiscal year is between the range of approximately nil and $25 million, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.
Other
The Inflation Reduction Act ("IRA") was signed into law on August 16, 2022. The IRA implements a 15% corporate minimum tax on corporations with over $1 billion of financial statement income, a 1% excise tax on stock repurchases, and several tax incentives to promote clean energy. On December 27, 2022, the U.S. Treasury Department provided additional guidance on the corporate minimum tax and the excise tax on stock repurchases. The Company is not expected to be subject to the corporate minimum tax and it will be subject to the 1% excise tax on stock repurchases. The 1% stock repurchase excise tax is not expected to have a material impact on the Company’s results of operations.
The OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting has agreed on a two-pillar approach to address tax challenges arising from the digitalization of the global economy by (1) allocating profits to market jurisdictions (“Pillar One”) and (2) ensuring multinational enterprises pay a minimum level of tax regardless of where the headquarters are located or the jurisdictions in which the company operates (“Pillar Two”). Pillar One targets multinational groups with global revenue exceeding 20 billion Euros and a profit-to-revenue ratio of more than 10%. Companies subject to Pillar One will be required to allocate profits and pay taxes to market jurisdictions. Based on the current proposed revenue and profit thresholds, the Company does not expect to be subject to tax changes associated with Pillar One. Pillar Two establishes a global minimum effective tax rate of 15% for multinational groups with annual global revenue exceeding 750 million Euros. On December 15, 2022, EU Member States unanimously adopted a directive implementing the global minimum tax rules of Pillar Two requiring members to enact the directive into their national laws which are expected to begin going into effect for tax years beginning on January 1, 2024 or later. We are currently evaluating the potential impact of the Pillar Two global minimum tax proposals on our consolidated financial statements and related disclosures.
Prior to the enactment of the Tax Act, the Company’s undistributed foreign earnings were considered permanently reinvested and as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Tax Act were deemed to have been repatriated and taxed accordingly. As of June 30, 2023, the Company has approximately $800 million of undistributed foreign earnings that it intends to reinvest permanently. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated. The Company may repatriate future earnings of certain foreign subsidiaries in which case the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding taxes and income taxes.
During the fiscal years ended June 30, 2023, 2022 and 2021, the Company paid gross income taxes of $150 million, $180 million and $176 million, respectively, and received income tax refunds of $13 million, $3 million and $14 million, respectively.
NOTE 20. SEGMENT INFORMATION
The Company manages and reports its businesses in the following six segments:
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.4% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
mobile apps, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, property.com.au and property portals in India. In addition, REA Group provides property-related data to the financial sector and financial services through a digital property search and financing experience and a mortgage broking offering.
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus, Market VIPSM and AdvantageSM Pro products as well as its referral-based services, ReadyConnect ConciergeSM and UpNest. Move also offers online tools and services to do-it-yourself landlords and tenants.
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees, primarily via satellite and internet distribution, and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider. Its Foxtel pay-TV service provides approximately 200 live channels and video on demand covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Group’s Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group’s other streaming services include BINGE, its entertainment streaming service, and Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content.
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
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information whose products target individual consumers and enterprise customers and are distributed through a variety of media channels including newspapers, newswires, websites, mobile apps, newsletters, magazines, proprietary databases, live journalism, video and podcasts. Dow Jones’s consumer products include premier brands such as The Wall Street Journal, Barron’s, MarketWatch and Investor’s Business Daily. Dow Jones’s professional information products, which target enterprise customers, include Dow Jones Risk & Compliance, a leading provider of data solutions to help customers identify and manage regulatory, corporate and reputational risk with tools focused on financial crime, sanctions, trade and other compliance requirements, OPIS, a leading provider of pricing data, news, insights, analysis and other information for energy commodities and key base chemicals, Factiva, a leading provider of global business content, and Dow Jones Newswires, which distributes real-time business news, information and analysis to financial professionals and investors.
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
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes The Australian, The Daily Telegraph, Herald Sun, The Courier Mail, The Advertiser and the news.com.au website in Australia, The Times, The Sunday Times, The Sun, The Sun on Sunday and thesun.co.uk in the U.K. and the-sun.com in the U.S. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., TalkTV in the U.K. and Storyful, a social media content agency.
•Other—The Other segment consists primarily of general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

	For the fiscal years ended June 30,
	2023	2022	2021
	(in millions)
Revenues:
Digital Real Estate Services	$1,539	$1,741	$1,393
Subscription Video Services	1,942	2,026	2,072
Dow Jones	2,153	2,004	1,702
Book Publishing	1,979	2,191	1,985
News Media	2,266	2,423	2,205
Other	—	—	1
Total Revenues	$9,879	$10,385	$9,358
Segment EBITDA:
Digital Real Estate Services	$457	$574	$514
Subscription Video Services	347	360	359
Dow Jones	494	433	332
Book Publishing	167	306	303
News Media	156	217	52
Other	(201)	(221)	(287)
Depreciation and amortization	(714)	(688)	(680)
Impairment and restructuring charges	(150)	(109)	(168)
Equity losses of affiliates	(127)	(13)	(65)
Interest expense, net	(100)	(99)	(53)
Other, net	1	52	143
Income before income tax expense	330	812	450
Income tax expense	(143)	(52)	(61)
Net income	$187	$760	$389

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2023	2022	2021
	(in millions)
Depreciation and amortization:
Digital Real Estate Services	$123	$112	$101
Subscription Video Services	302	321	332
Dow Jones	152	119	119
Book Publishing	49	49	36
News Media	81	79	84
Other	7	8	8
Total Depreciation and amortization	$714	$688	$680

	For the fiscal years ended June 30,
	2023	2022	2021
	(in millions)
Capital expenditures:
Digital Real Estate Services	$130	$109	$78
Subscription Video Services	156	193	142
Dow Jones	91	77	62
Book Publishing	42	37	16
News Media	79	81	84
Other	1	2	8
Total Capital expenditures	$499	$499	$390

	As of June 30,
	2023	2022
	(in millions)
Total assets:
Digital Real Estate Services	$2,942	$2,989
Subscription Video Services	2,812	3,082
Dow Jones	4,305	4,368
Book Publishing	2,629	2,651
News Media	2,023	2,115
Other(a)	1,783	1,528
Investments	427	488
Total assets	$16,921	$17,221
________________________
(a)The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30,
	2023	2022
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,779	$1,823
Subscription Video Services	1,288	1,394
Dow Jones	3,298	3,346
Book Publishing	958	973
News Media	306	304
Other	—	—
Total Goodwill and intangible assets, net	$7,629	$7,840
Geographic Segments

	For the fiscal years ended June 30,
	2023	2022	2021
	(in millions)
Revenues:(a)
U.S. and Canada(b)	$3,967	$4,097	$3,550
Europe(c)	1,669	1,808	1,672
Australasia and Other(d)	4,243	4,480	4,136
Total Revenues	$9,879	$10,385	$9,358
________________________
(a)Revenues are attributed to region based on location of customer.
(b)Revenues include approximately $3.8 billion for fiscal 2023, $4.0 billion for fiscal 2022 and $3.5 billion for fiscal 2021 from customers in the U.S.
(c)Revenues include approximately $1.2 billion for fiscal 2023, $1.4 billion for fiscal 2022 and $1.3 billion for fiscal 2021 from customers in the U.K.
(d)Revenues include approximately $3.9 billion for fiscal 2023, $4.2 billion for fiscal 2022 and $3.9 billion for fiscal 2021 from customers in Australia.

	As of June 30,
	2023	2022
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$1,623	$1,513
Europe	843	774
Australasia and Other	1,953	2,091
Total long-lived assets	$4,419	$4,378
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
Australasia comprises Australia, Asia, Papua New Guinea and New Zealand.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21. ADDITIONAL FINANCIAL INFORMATION
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2023	2022
	(in millions)
Royalty advances to authors	$376	$403
Retirement benefit assets	134	133
Inventory(a)	267	268
News America Marketing deferred consideration	157	142
Other	407	438
Total Other non-current assets	$1,341	$1,384
________________________
(a)Primarily consists of the non-current portion of programming rights.
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of June 30,
	2023	2022
	(in millions)
Royalties and commissions payable	$206	$215
Current operating lease liabilities	112	139
Allowance for sales returns	154	173
Current tax payable	16	18
Other	465	430
Total Other current liabilities	$953	$975
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the fiscal years ended June 30,
	2023	2022	2021
	(in millions)
Remeasurement of equity securities	$(9)	$(59)	$81
Dividends received from equity security investments	6	20	9
Gain on sale of businesses(a)	—	98	18
Gain on remeasurement of previously-held interest(b)	—	3	7
Gain on dilution of PropertyGuru investment(c)	—	15	—
Other	4	(25)	28
Total Other, net	$1	$52	$143
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(c)During the fiscal year ended June 30, 2022, PropertyGuru completed its merger with Bridgetown 2 Holdings Limited. As a result of the merger and subsequent investments made in connection with the transaction, REA Group’s ownership interest in PropertyGuru was 17.5% and a gain of $15 million was recorded resulting from its ownership dilution in the transaction.
Supplemental Cash Flow Information
The following table sets forth the Company’s gross cash paid for taxes and interest:

	For the fiscal years ended June 30,
	2023	2022	2021
	(in millions)
Cash paid for interest	$117	$96	$55
Cash paid for taxes	150	180	176
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	For the fiscal years ended June 30,
	2023	2022	2021
	(in millions)
Accumulated other comprehensive loss, net of tax:
Cash flow hedge adjustments:
Balance, beginning of year	21	—	2
Fiscal year activity(a)	12	21	(2)
Balance, end of year	33	21	—
Benefit Plan Adjustments:
Balance, beginning of year	(321)	(392)	(394)
Fiscal year activity(b)	(7)	71	2
Balance, end of year	(328)	(321)	(392)
Foreign currency translation adjustments:
Balance, beginning of year	(970)	(549)	(939)
Fiscal year activity	18	(421)	390
Balance, end of year	(952)	(970)	(549)
Total accumulated other comprehensive loss, net of tax:
Balance, beginning of year	(1,270)	(941)	(1,331)
Fiscal year activity, net of income taxes(c)	23	(329)	390
Balance, end of year	$(1,247)	$(1,270)	$(941)
________________________
(a)Net of income tax expense of $4 million, $7 million and nil for the fiscal years ended June 30, 2023, 2022 and 2021 respectively.
(b)Net of income tax (benefit) expense of $(2) million, $19 million and $(1) million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.
(c)Excludes $(18) million, $(97) million and $78 million relating to noncontrolling interests for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2023
Allowances for doubtful accounts	$(67)	$(10)	$—	$19	$1	$(57)
Allowances for sales returns	(173)	(516)	—	536	(1)	(154)
Deferred tax valuation allowance	(1,588)	(71)	—	15	(2)	(1,646)
Fiscal 2022
Allowances for doubtful accounts	$(71)	$(6)	$—	$7	$3	$(67)
Allowances for sales returns	(190)	(554)	(1)	564	8	(173)
Deferred tax valuation allowance	(1,765)	(237)	(8)	232	190	(1,588)
Fiscal 2021
Allowances for doubtful accounts	$(73)	$(5)	$(3)	$15	$(5)	$(71)
Allowances for sales returns	(174)	(514)	(8)	511	(5)	(190)
Deferred tax valuation allowance	(1,546)	(180)	10	100	(149)	(1,765)
NOTE 23. SUBSEQUENT EVENTS
Dividend declaration
In August 2023, the Company declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on October 11, 2023 to stockholders of record as of September 13, 2023.

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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None
Trading Plans
None
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Proposal No. 1: Election of Directors” and is incorporated by reference in this Annual Report.
The information required by this item with respect to the Company’s executive officers is contained in the Proxy Statement under the heading “Executive Officers of News Corporation” and is incorporated by reference in this Annual Report.
To the extent applicable, the information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Delinquent Section 16(a) Reports” and is incorporated by reference in this Annual Report.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item with respect to executive compensation and director compensation is contained in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Pay Ratio,” “Pay versus Performance” and “Director Compensation,” respectively, and is incorporated by reference in this Annual Report.
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

3.3
Amended and Restated By-laws of News Corporation, effective June 23, 2023. (Incorporated by reference to Exhibit 3.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on June 23, 2023.)

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

10.1
Amended and Restated Employment Agreement, dated May 11, 2023, between News Corporation and Robert Thomson. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 12, 2023.)±

10.2
Amended and Restated Employment Agreement, dated May 11, 2023, between News Corporation and Susan Panuccio. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 12, 2023.)±

10.3
Amended and Restated Employment Agreement, dated June 15, 2021, between News Corporation and David Pitofsky. (Incorporated by reference to Exhibit 10.3 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 10, 2021.)±

10.4
News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective November 20, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on November 20, 2019.)±

10.5
News Corp Restoration Plan, amended and restated as of February 11, 2019. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2019.)±

10.6
Letter Agreement, dated June 27, 2014, from News Corporation to K. Rupert Murdoch. (Incorporated by reference to Exhibit 10.12 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 14, 2014.)±

10.7	Amended and Restated Telecommuting Agreement, dated May 19, 2023, between News Corporation and K. Rupert Murdoch.*±

10.8
Form of Agreement for Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.9
Form of Agreement for Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.10
Form of Agreement for Cash-Settled Restricted Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 7, 2021.)±

10.11
Form of Agreement for Stock-Settled Restricted Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 7, 2021.)±

10.12
Credit Agreement, dated as of March 29, 2022, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 00135769) filed with the Securities and Exchange Commission on March 30, 2022.)

10.13
Amendment No. 1, dated as of March 9, 2023, to the Credit Agreement, dated as of March 29, 2022, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 12, 2023.)

Exhibit Number	Exhibit Description
10.14
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

10.16
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

10.20
Common Terms Deed Poll, dated as of April 10, 2012, made by Foxtel Management Pty Ltd and the other parties thereto acting as initial guarantors in favor of the finance parties defined therein. (Incorporated by reference to Exhibit 10.24 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2018.)

10.21
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

10.23
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
10.27
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

10.29
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

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2023, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended June 30, 2023, 2022 and 2021; (iii) Consolidated Balance Sheets as of June 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2023, 2022 and 2021; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2023, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements.*

104	The cover page from News Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).*
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
Date: August 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Thomson	Chief Executive Officer and Director (Principal Executive Officer)	August 15, 2023
Robert J. Thomson

/s/ Susan Panuccio	Chief Financial Officer (Principal Financial Officer)	August 15, 2023
Susan Panuccio

/s/ Marygrace DeGrazio	Chief Accounting Officer (Principal Accounting Officer)	August 15, 2023
Marygrace DeGrazio

/s/ K. Rupert Murdoch	Executive Chair	August 15, 2023
K. Rupert Murdoch

/s/ Lachlan K. Murdoch	Co-Chair	August 15, 2023
Lachlan K. Murdoch

/s/ Kelly Ayotte	Director	August 15, 2023
Kelly Ayotte

/s/ José María Aznar	Director	August 15, 2023
José María Aznar

/s/ Natalie Bancroft	Director	August 15, 2023
Natalie Bancroft

/s/ Ana Paula Pessoa	Director	August 15, 2023
Ana Paula Pessoa

/s/ Masroor Siddiqui	Director	August 15, 2023
Masroor Siddiqui