Form 10-Q
period 2023-09-30
NEWS CORP
filed 2023-11-09
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, 380,669,889 shares of Class A Common Stock and 191,384,510 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended September 30,
	Notes	2023	2022
Revenues:
Circulation and subscription		$1,129	$1,111
Advertising		391	406
Consumer		502	467
Real estate		311	323
Other		166	171
Total Revenues	2	2,499	2,478
Operating expenses		(1,273)	(1,273)
Selling, general and administrative		(862)	(855)
Depreciation and amortization		(171)	(179)
Impairment and restructuring charges	3	(38)	(21)
Equity losses of affiliates	4	(2)	(4)
Interest expense, net		(23)	(27)
Other, net	12	(35)	(18)
Income before income tax expense		95	101
Income tax expense	10	(37)	(35)
Net income		58	66
Less: Net income attributable to noncontrolling interests		(28)	(26)
Net income attributable to News Corporation stockholders		$30	$40
Net income attributable to News Corporation stockholders per share, basic and diluted	8	$0.05	$0.07
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; millions)

	For the three months ended September 30,
	2023	2022
Net income	$58	$66
Other comprehensive loss:
Foreign currency translation adjustments	(145)	(280)
Net change in the fair value of cash flow hedges(a)	(1)	17
Benefit plan adjustments, net(b)	15	12
Other comprehensive loss	(131)	(251)
Comprehensive loss	(73)	(185)
Less: Net income attributable to noncontrolling interests	(28)	(26)
Less: Other comprehensive loss attributable to noncontrolling interests(c)	31	56
Comprehensive loss attributable to News Corporation stockholders	$(70)	$(155)
(a)    Net of income tax (benefit) expense of $(1) million and $6 million for the three months ended September 30, 2023 and 2022, respectively.
(b)    Net of income tax expense of $5 million and $4 million for the three months ended September 30, 2023 and 2022, respectively.
(c)    Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of September 30, 2023	As of June 30, 2023
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,529	$1,833
Receivables, net	12	1,559	1,425
Inventory, net		378	311
Other current assets		503	484
Total current assets		3,969	4,053
Non-current assets:
Investments	4	391	427
Property, plant and equipment, net		1,947	2,042
Operating lease right-of-use assets		998	1,036
Intangible assets, net		2,417	2,489
Goodwill		5,104	5,140
Deferred income tax assets	10	360	393
Other non-current assets	12	1,289	1,341
Total assets		$16,475	$16,921
Liabilities and Equity:
Current liabilities:
Accounts payable		$324	$440
Accrued expenses		1,153	1,123
Deferred revenue	2	624	622
Current borrowings	5	61	27
Other current liabilities	12	875	953
Total current liabilities		3,037	3,165
Non-current liabilities:
Borrowings	5	2,909	2,940
Retirement benefit obligations		134	134
Deferred income tax liabilities	10	147	163
Operating lease liabilities		1,081	1,128
Other non-current liabilities		431	446
Commitments and contingencies	9
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,347	11,449
Accumulated deficit		(2,114)	(2,144)
Accumulated other comprehensive loss		(1,347)	(1,247)
Total News Corporation stockholders’ equity		7,892	8,064
Noncontrolling interests		844	881
Total equity	6	8,736	8,945
Total liabilities and equity		$16,475	$16,921
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 381,060,393 and 379,945,907 shares issued and outstanding, net of 27,368,413 treasury shares at par, at September 30, 2023 and June 30, 2023, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 191,564,740 and 192,013,909 shares issued and outstanding, net of 78,430,424 treasury shares at par, at September 30, 2023 and June 30, 2023, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the three months ended September 30,
	Notes	2023	2022
Operating activities:
Net income		$58	$66
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization		171	179
Operating lease expense		24	30
Equity losses of affiliates	4	2	4
Cash distributions received from affiliates		2	1
Impairment charges	3	21	—
Other, net	12	35	18
Deferred income taxes and taxes payable	10	19	(4)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(129)	(96)
Inventories, net		(55)	(61)
Accounts payable and other liabilities		(203)	(168)
Net cash used in operating activities		(55)	(31)
Investing activities:
Capital expenditures		(124)	(104)
Acquisitions, net of cash acquired		(20)	(3)
Investments in equity affiliates and other		(15)	(8)
Proceeds from property, plant and equipment and other asset dispositions		—	4
Other, net		—	(19)
Net cash used in investing activities		(159)	(130)
Financing activities:
Borrowings	5	925	328
Repayment of borrowings	5	(933)	(337)
Repurchase of shares	6	(29)	(127)
Dividends paid		(28)	(31)
Other, net		—	18
Net cash used in financing activities		(65)	(149)
Net change in cash and cash equivalents		(279)	(310)
Cash and cash equivalents, beginning of period		1,833	1,822
Exchange movement on opening cash balance		(25)	(54)
Cash and cash equivalents, end of period		$1,529	$1,458
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024. The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.
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
The accompanying Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2023 (the “2023 Form 10-K”).
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2024 and fiscal 2023 include 52 weeks. All references to the three months ended September 30, 2023 and 2022 relate to the three months ended October 1, 2023 and October 2, 2022, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of September 30.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three months ended September 30, 2023 and 2022:

	For the three months ended September 30, 2023
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$3	$415	$436	$—	$275	$—	$1,129
Advertising	35	62	91	—	203	—	391
Consumer	—	—	—	502	—	—	502
Real estate	311	—	—	—	—	—	311
Other	54	9	10	23	70	—	166
Total Revenues	$403	$486	$537	$525	$548	$—	$2,499

	For the three months ended September 30, 2022
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$3	$425	$414	$—	$269	$—	$1,111
Advertising	35	64	94	—	213	—	406
Consumer	—	—	—	467	—	—	467
Real estate	323	—	—	—	—	—	323
Other	60	13	7	20	71	—	171
Total Revenues	$421	$502	$515	$487	$553	$—	$2,478
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three months ended September 30, 2023 and 2022:

	For the three months ended September 30,
	2023	2022
	(in millions)
Balance, beginning of period	$622	$604
Deferral of revenue	937	897
Recognition of deferred revenue(a)	(929)	(896)
Other	(6)	(13)
Balance, end of period	$624	$592
(a)For the three months ended September 30, 2023 and 2022, the Company recognized $393 million and $408 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of September 30, 2023 and 2022.

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
For the three months ended September 30, 2023, the Company recognized approximately $104 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of September 30, 2023 was approximately $1,313 million, of which approximately $391 million is expected to be recognized over the remainder of fiscal 2024, approximately $349 million is expected to be recognized in fiscal 2025 and approximately $194 million is expected to be recognized in fiscal 2026, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.”
NOTE 3. IMPAIRMENT AND RESTRUCTURING CHARGES
Fiscal 2024 Impairment
During the three months ended September 30, 2023, the Company recognized non-cash impairment charges of $21 million at the News Media segment related to the write-down of fixed assets associated with the proposed combination of certain United Kingdom (“U.K.”) printing operations with those of a third party.
Fiscal 2024 Restructuring
During the three months ended September 30, 2023, the Company recorded restructuring charges of $17 million primarily related to employee termination benefits, of which $6 million related to the News Media segment. The employee termination benefits recorded in the three months ended September 30, 2023 resulted from actions taken by the Company’s businesses in response to the 5% headcount reduction initiative announced in February 2023.
Fiscal 2023 Restructuring
During the three months ended September 30, 2022, the Company recorded restructuring charges of $21 million primarily related to employee termination benefits, of which $11 million related to the News Media segment.
Changes in restructuring program liabilities were as follows:

	For the three months ended September 30,
	2023			2022
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$53	$41	$94	$25	$41	$66
Additions	16	1	17	20	1	21
Payments	(39)	(1)	(40)	(22)	(2)	(24)
Other	(1)	—	(1)	(1)	—	(1)
Balance, end of period	$29	$41	$70	$22	$40	$62
As of September 30, 2023, restructuring liabilities of approximately $40 million were included in the Balance Sheet in Other current liabilities and $30 million were included in Other non-current liabilities.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of September 30, 2023	As of September 30, 2023	As of June 30, 2023
		(in millions)
Equity method investments(a)	various	$183	$192
Equity securities(b)	various	208	235
Total Investments		$391	$427
(a)Equity method investments are primarily comprised of REA Group’s ownership interest in PropertyGuru Group Ltd. (“PropertyGuru”).
(b)Equity securities are primarily comprised of Tremor International Ltd., certain investments in China, the Company’s investment in ARN Media Limited, which operates a portfolio of Australian radio media assets, and Dow Jones’ investment in an artificial intelligence-focused data analytics company.
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

	For the three months ended September 30,
	2023	2022
	(in millions)
Total losses recognized on equity securities	$(23)	$(3)
Less: Net gains recognized on equity securities sold	—	—
Unrealized losses recognized on equity securities held at end of period	$(23)	$(3)
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $2 million and $4 million for the three months ended September 30, 2023 and 2022, respectively.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at September 30, 2023	Maturity at September 30, 2023	As of September 30, 2023	As of June 30, 2023
			(in millions)
News Corporation
2022 Term loan A(a)	6.990%	Mar 31, 2027	$497	$497
2022 Senior notes	5.125%	Feb 15, 2032	492	492
2021 Senior notes	3.875%	May 15, 2029	990	989
Foxtel Group(b)
2024 Foxtel credit facility — tranche 1(c)(d)	7.04%	Aug 1, 2026	335	—
2024 Foxtel credit facility — USD portion — tranche 2(e)	8.64%	Aug 1, 2027	49	—
2024 Foxtel credit facility — tranche 3(d)	7.19%	Aug 1, 2027	200	—
2017 Working capital facility(c)	7.04%	Aug 1, 2026	16	—
Telstra facility	12.10%	Dec 22, 2027	99	100
2019 Credit facility(f)	—%	May 31, 2024	—	320
2019 Term loan facility(f)	—%	Nov 22, 2024	—	167
2012 US private placement — USD portion — tranche 3(f)	—%	Jul 25, 2024	—	149
REA Group(b)
2024 REA credit facility — tranche 1(g)	5.65%	Sep 15, 2028	76	—
2024 REA credit facility — tranche 2(g)	5.35%	Sep 16, 2025	129	—
2024 Subsidiary facility(g)	5.57%	Sep 28, 2025	53	—
2022 Credit facility — tranche 1(f)	—%	Sep 16, 2024	—	211
2022 Credit facility — tranche 2(f)	—%	Sep 16, 2025	—	—
Finance lease liability			34	42
Total borrowings			2,970	2,967
Less: current portion(h)			(61)	(27)
Long-term borrowings			$2,909	$2,940
(a)The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. For the three months ended September 30, 2023 the Company was paying interest at an effective interest rate of 3.583%. See Note 8—Financial Instruments and Fair Value Measurements.
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
(c)As of September 30, 2023, the Foxtel Debt Group had total undrawn commitments of A$304 million available under these facilities.
(d)The Company entered into A$610 million of interest rate swap derivatives to fix the floating rate interest components of tranche 1 and tranche 3 of its 2024 Foxtel Credit Facility (described below) at approximately 4.30%. For the three months ended September 30, 2023 the Company was paying interest at an effective interest rate of 7.10% and 7.30% for tranche 1 and tranche 3, respectively. See Note 8—Financial Instruments and Fair Value Measurements.
(e)The Company entered into a cross-currency interest rate swap derivative to fix the floating rate interest component of tranche 2 of its 2024 Foxtel Credit Facility (described below) at 4.38%. For the three months ended September 30, 2023 the Company was paying interest at an effective interest rate of 7.64%. See Note 8—Financial Instruments and Fair Value Measurements.
(f)These borrowings were repaid during the three months ended September 30, 2023 using proceeds from the 2024 Foxtel Credit Facility and 2024 REA Credit Facility (described below), as applicable.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(g)As of September 30, 2023, REA Group had total undrawn commitments of A$282 million available under these facilities.
(h)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50 “Debt.” $26 million and $27 million relates to the current portion of finance lease liabilities as of September 30, 2023 and June 30, 2023, respectively, with the remainder as of September 30, 2023 consisting of required principal repayments on the 2022 Term Loan A and 2024 Foxtel Credit Facility — tranches 2 and 3.
Foxtel Group Debt Refinancing
During the three months ended September 30, 2023, the Foxtel Group refinanced its A$610 million 2019 revolving credit facility, A$250 million term loan facility and tranche 3 of its 2012 U.S. private placement senior unsecured notes with the proceeds of a new A$1.2 billion syndicated credit facility (the “2024 Foxtel Credit Facility”). The 2024 Foxtel Credit Facility consists of three sub-facilities: (i) an A$817.5 million three year revolving credit facility (the “2024 Foxtel Credit Facility — tranche 1”), (ii) a US$48.7 million four year term loan facility (the “2024 Foxtel Credit Facility — tranche 2”) and (iii) an A$311.0 million four year term loan facility (the “2024 Foxtel Credit Facility — tranche 3”). In addition, the Foxtel Group amended its 2017 working capital facility to extend the maturity to August 2026 and modify the pricing.
Depending on the Foxtel Group’s net leverage ratio, (i) borrowings under the 2024 Foxtel Credit Facility — tranche 1 and 2017 working capital facility bear interest at a rate of the Australian BBSY plus a margin of between 2.35% and 3.60%; (ii) borrowings under the 2024 Foxtel Credit Facility — tranche 2 bear interest at a rate based on a Term SOFR formula, as set forth in the 2024 Foxtel Credit Agreement, plus a margin of between 2.50% and 3.75%; and (iii) borrowings under the 2024 Foxtel Credit Facility — tranche 3 bear interest at a rate of the Australian BBSY plus a margin of between 2.50% and 3.75%. All tranches carry a commitment fee of 45% of the applicable margin on any undrawn balance during the relevant availability period. Tranches 2 and 3 of the 2024 Foxtel Credit Facility amortize on a proportionate basis in an aggregate annual amount equal to A$35 million in each of the first two years following closing and A$40 million in each of the two years thereafter.
The agreements governing the Foxtel Debt Group’s external borrowings contain customary affirmative and negative covenants and events of default, with customary exceptions, including specified financial and non-financial covenants calculated in accordance with Australian International Financial Reporting Standards. Subject to certain exceptions, these covenants restrict or prohibit members of the Foxtel Debt Group from, among other things, undertaking certain transactions, disposing of certain properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, giving guarantees, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of certain other loans and undergoing fundamental business changes. In addition, the agreements require the Foxtel Debt Group to maintain a ratio of net debt to Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”), as adjusted under the applicable agreements, of not more than 3.25 to 1.0. The agreements also require the Foxtel Debt Group to maintain a net interest coverage ratio of not less than 3.5 to 1.0. There are no assets pledged as collateral for any of the borrowings.
REA Group Debt
REA Group Debt Refinancing
During the three months ended September 30, 2023, REA Group entered into a new unsecured syndicated credit facility (the “2024 REA Credit Facility”) which replaces the 2022 Credit Facility and consists of two sub-facilities: (i) a five-year A$400 million revolving loan facility (the “2024 REA Credit Facility—tranche 1”) which was used to refinance tranche 1 of the 2022 Credit Facility and (ii) an A$200 million revolving loan facility representing the continuation of tranche 2 of the 2022 Credit Facility (the “2024 REA Credit Facility—tranche 2”). REA Group may request increases in the amount of the 2024 REA Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement.
Borrowings under the 2024 REA Credit Facility — tranche 1 accrue interest at a rate of the Australian BBSY plus a margin of between 1.45% and 2.35%, depending on REA Group’s net leverage ratio. Borrowings under the 2024 REA Credit Facility — tranche 2 continue to accrue interest at a rate of the Australian BBSY plus a margin of between 1.15% and 2.25%, depending

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
on REA Group’s net leverage ratio. Both tranches carry a commitment fee of 40% of the applicable margin on any undrawn balance.
The syndicated facility agreement governing the 2024 REA Credit Facility requires REA Group to maintain (i) a net leverage ratio of not more than 3.5 to 1.0 and (ii) an interest coverage ratio of not less than 3.0 to 1.0. The agreement also contains certain other customary affirmative and negative covenants and events of default. Subject to certain exceptions, these covenants restrict or prohibit REA Group and its subsidiaries from, among other things, incurring or guaranteeing debt, disposing of certain properties or assets, merging or consolidating with any other person, making financial accommodation available, entering into certain other financing arrangements, creating or permitting certain liens, engaging in non arms’ length transactions with affiliates, undergoing fundamental business changes and making restricted payments.
Subsidiary Financing
During the three months ended September 30, 2023, REA Group entered into an A$83 million unsecured bilateral revolving credit facility (the “2024 Subsidiary Facility”). Proceeds of the 2024 Subsidiary Facility will be used to refinance an existing facility at one of its subsidiaries and to fund its business of providing short-term financing to real estate agents and vendors. Borrowings under the 2024 Subsidiary Facility accrue interest at a rate of the Australian BBSY plus a margin of 1.40% and undrawn balances carry a commitment fee of 40% of the applicable margin. The facility agreement governing the 2024 Subsidiary Facility permits the lender to cancel its commitment and declare all outstanding amounts immediately due and payable after a consultation period in specified circumstances, including if certain key operating measures of its subsidiary fall below the budgeted amount for two consecutive quarters. The agreement also contains certain other customary affirmative and negative covenants and events of default that are similar to those governing the 2024 REA Credit Facility.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed in the Company’s 2023 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at September 30, 2023.
NOTE 6. EQUITY
The following tables summarize changes in equity for the three months ended September 30, 2023 and 2022:

	For the three months ended September 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2023	380	$4	192	$2	$11,449	$(2,144)	$(1,247)	$8,064	$881	$8,945
Net income	—	—	—	—	—	30	—	30	28	58
Other comprehensive loss	—	—	—	—	—	—	(100)	(100)	(31)	(131)
Dividends	—	—	—	—	(57)	—	—	(57)	(28)	(85)
Share repurchases	(1)	—	—	—	(29)	—	—	(29)	—	(29)
Other	2	—	—	—	(16)	—	—	(16)	(6)	(22)
Balance, September 30, 2023	381	$4	192	$2	$11,347	$(2,114)	$(1,347)	$7,892	$844	$8,736

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2022	388	$4	197	$2	$11,779	$(2,293)	$(1,270)	$8,222	$921	$9,143
Net income	—	—	—	—	—	40	—	40	26	66
Other comprehensive loss	—	—	—	—	—	—	(195)	(195)	(56)	(251)
Dividends	—	—	—	—	(58)	—	—	(58)	(31)	(89)
Share repurchases	(5)	—	(3)	—	(127)	—	—	(127)	—	(127)
Other	1	—	—	—	(10)	—	—	(10)	(4)	(14)
Balance, September 30, 2022	384	$4	194	$2	$11,584	$(2,253)	$(1,465)	$7,872	$856	$8,728
Stock Repurchases
The Company’s Board of Directors (the “Board of Directors”) has authorized a repurchase program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of September 30, 2023, the remaining authorized amount under the Repurchase Program was approximately $548 million.
During the three months ended September 30, 2023, the Company repurchased and subsequently retired 1.0 million shares of Class A Common Stock for approximately $20 million and 0.4 million shares of Class B Common Stock for approximately $9 million. During the three months ended September 30, 2022, the Company repurchased and subsequently retired 5.0 million shares of Class A Common Stock for approximately $84 million and 2.5 million shares of Class B Common Stock for approximately $43 million.
Dividends
In August 2023, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on October 11, 2023 to stockholders of record as of September 13, 2023. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period.
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2023				As of June 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives - cash flow hedges	$—	$38	$—	$38	$—	$41	$—	$41
Foreign currency derivatives - cash flow hedges	—	3	—	3	—	2	—	2
Cross-currency interest rate derivatives - fair value hedges	—	—	—	—	—	9	—	9
Cross-currency interest rate derivatives	—	—	—	—	—	37	—	37
Equity securities(a)	80	—	128	208	105	—	130	235
Total assets	$80	$41	$128	$249	$105	$89	$130	$324

Liabilities:
Cross-currency interest rate derivatives - fair value hedges	—	—	—	—	—	(1)	—	(1)
Cross-currency interest rate derivatives	—	—	—	—	—	(2)	—	(2)
Total liabilities	$—	$—	$—	$—	$—	$(3)	$—	$(3)
(a)See Note 4—Investments.
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
A rollforward of the Company’s equity securities classified as Level 3 is as follows:

	For the three months ended September 30,
	2023	2022
	(in millions)
Balance - beginning of period	$130	$103
Additions	—	1
Measurement adjustments	—	1
Foreign exchange and other	(2)	(1)
Balance - end of period	$128	$104
Derivative Instruments
The Company is directly and indirectly affected by risks associated with changes in certain market conditions. When deemed appropriate, the Company uses derivative instruments to mitigate the potential impact of these market risks. The primary market risks managed by the Company through the use of derivative instruments include:
•foreign currency exchange rate risk: arising primarily through Foxtel Debt Group borrowings denominated in United States (“U.S.”) dollars, payments for customer premise equipment, certain programming rights, product development costs and inventory purchases; and
•interest rate risk: arising from fixed and floating rate Foxtel Debt Group and News Corporation borrowings.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended September 30, 2023, in connection with the 2024 Foxtel Credit Facility, the Company entered into (i) a cross-currency interest rate swap derivative with a notional amount of $49 million to exchange the U.S. dollar-denominated floating rate interest component of its 2024 Foxtel Credit Facility — Tranche 2 for an Australian dollar-denominated fixed rate of 4.375% and (ii) interest rate swap derivatives with notional amounts totaling A$610 million to exchange the floating rate interest component of the remaining tranches to fixed rates ranging from 4.248% to 4.313%. These cross-currency interest rate swap and interest rate swap derivatives are accounted for as cash flow hedges under ASC 815, “Derivatives and Hedging”.
During the three months ended September 30, 2023, the Company settled its hedges and derivatives related to the 2019 Credit facility and the 2012 U.S. private placement - USD portion - tranche 3. A gain of $5 million was recognized in Other, net related to the settlement of cross-currency interest rate swap derivatives for which hedge accounting was previously discontinued, and a gain of $7 million was recognized within Interest expense, net related to the remaining net derivative gains in Accumulated other comprehensive loss.
The Company formally designates qualifying derivatives as hedge relationships and applies hedge accounting when considered appropriate. The Company does not use derivative financial instruments for trading or speculative purposes.
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Location	As of September 30, 2023	As of June 30, 2023
		(in millions)
Interest rate derivatives - cash flow hedges	Other current assets	$16	$21
Foreign currency derivatives - cash flow hedges	Other current assets	3	2
Cross currency interest rate derivatives	Other current assets	—	1
Interest rate derivatives - cash flow hedges	Other non-current assets	22	20
Cross-currency interest rate derivatives - fair value hedges	Other non-current assets	—	9
Cross-currency interest rate derivatives	Other non-current assets	—	36
Cross-currency interest rate derivatives - fair value hedges	Other current liabilities	—	(1)
Cross-currency interest rate derivatives	Other current liabilities	—	(2)
Cash flow hedges
The Company utilizes a combination of interest rate derivatives, foreign currency derivatives and cross-currency interest rate derivatives to mitigate currency exchange rate risk and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment, certain programming rights, product development costs and inventory purchases.
The total notional value of interest rate swap derivatives designated for hedging was approximately $494 million and A$610 million as of September 30, 2023 for News Corporation and Foxtel Debt Group borrowings, respectively. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2027. As of September 30, 2023, the Company estimates that approximately $16 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of foreign currency contract derivatives designated for hedging was $58 million as of September 30, 2023. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is less than one year. As of September 30, 2023, the Company estimates that approximately $3 million of net derivative gains related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of cross-currency interest rate swap derivatives designated for hedging was approximately $49 million as of September 30, 2023. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2027. As of September 30, 2023, the Company estimates that approximately nil of net

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three months ended September 30, 2023 and 2022 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:

	Gain (loss) recognized in Accumulated Other Comprehensive Loss for the three months ended September 30,		(Gain) loss reclassified from Accumulated Other Comprehensive Loss for the three months ended September 30,		Income statement location
	2023	2022	2023	2022
	(in millions)
Interest rate derivatives - cash flow hedges	$7	$22	$(10)	$—	Interest expense, net
Foreign currency derivatives - cash flow hedges	2	1	—	(1)	Operating expenses
Cross-currency interest rate derivatives	—	—	(1)	—	Interest expense, net
Total	$9	$23	$(11)	$(1)
The amount recognized in Other, net in the Statements of Operations resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 was a gain of approximately $3 million for the three months ended September 30, 2022.
Other Fair Value Measurements
As of September 30, 2023, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes and the 2021 Senior Notes are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.
NOTE 8. EARNINGS (LOSS) PER SHARE
The following tables set forth the computation of basic and diluted earnings (loss) per share under ASC 260, “Earnings per Share”:

	For the three months ended September 30,
	2023	2022
	(in millions, except per share amounts)
Net income	$58	$66
Less: Net income attributable to noncontrolling interests	(28)	(26)
Net income attributable to News Corporation stockholders	$30	$40
Weighted-average number of shares of common stock outstanding - basic	572.3	581.3
Dilutive effect of equity awards	1.8	1.9
Weighted-average number of shares of common stock outstanding - diluted	574.1	583.2
Net income attributable to News Corporation stockholders per share - basic and diluted	$0.05	$0.07
NOTE 9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. As a result of entering into the 2024 Foxtel Credit Facility, the 2024 REA Credit Facility and the 2024 Subsidiary

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Facility during the three months ended September 30, 2023, the Company has presented its commitments associated with its borrowings and the related interest payments in the table below. See Note 5—Borrowings. The Company’s other commitments as of September 30, 2023 have not changed significantly from the disclosures included in the 2023 Form 10-K.

	As of September 30, 2023
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Borrowings(a)	$2,954	$35	$622	$797	$1,500
Interest payments on borrowings(b)	712	151	266	167	128
(a)See Note 5—Borrowings.
(b)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at September 30, 2023. Such rates are subject to change in future periods. See Note 5—Borrowings.
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
News America Marketing
In May 2020, the Company sold its News America Marketing business. In the transaction, the Company retained certain liabilities, including those arising from the legal proceeding with Insignia Systems, Inc. (“Insignia”). In July 2019, Insignia filed a complaint in the U.S. District Court for the District of Minnesota against News America Marketing FSI L.L.C., News America Marketing In-Store Services L.L.C. and News Corporation alleging violations of federal and state antitrust laws and common law business torts. The complaint sought treble damages, injunctive relief and attorneys’ fees and costs. In July 2022, the parties agreed to settle the litigation and Insignia’s claims were dismissed with prejudice.
HarperCollins
Beginning in February 2021, a number of purported class action complaints have been filed in the U.S. District Court for the Southern District of New York (the “N.Y. District Court”) against Amazon.com, Inc. (“Amazon”) and certain publishers, including the Company’s subsidiary, HarperCollins Publishers, L.L.C. (“HarperCollins” and together with the other publishers, the “Publishers”), alleging violations of antitrust and competition laws. The complaints seek treble damages, injunctive relief and attorneys’ fees and costs. In September 2022, the N.Y. District Court granted Amazon and the Publishers’ motions to dismiss the complaints but gave the plaintiffs leave to amend. The plaintiffs filed amended complaints in both cases in November 2022, and in January 2023, Amazon and the Publishers filed motions to dismiss the amended complaints. In August 2023, the N.Y. District Court dismissed the complaints in one of the cases with prejudice. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, HarperCollins believes it has been compliant with applicable laws and intends to defend itself vigorously.

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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $3 million and $6 million for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $101 million. The amount to be indemnified by FOX of approximately $101 million was recorded as a receivable in Other current assets on the Balance Sheet as of September 30, 2023. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended September 30, 2023, the Company recorded income tax expense of $37 million on pre-tax income of $95 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2022, the Company recorded income tax expense of $35 million on pre-tax income of $101 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
Management assesses available evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Based on management’s assessment of available evidence, it has been determined that it is more likely than not that certain deferred tax assets may not be realized and therefore, a valuation allowance has been established against those tax assets.
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
The Inflation Reduction Act (“IRA”), which was signed into law on August 16, 2022, imposes a 15% corporate minimum tax on corporations with over $1 billion of financial statement income. The Company has evaluated the relevant provisions of IRA along with guidance issued by the U.S. Treasury Department and is not expected to be subject to the corporate minimum tax.
The Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) has been working to develop an agreement on a two-pillar approach to help address tax challenges arising from taxation of the digital economy. The two-pillar approach seeks to (1) allocate profits to market jurisdictions (“Pillar One”), and (2) ensure multinational enterprises pay a minimum level of tax regardless of where they are headquartered or where they operate (“Pillar Two”).
Pillar One targets multinational groups with global revenue exceeding 20 billion Euros and a profit-to-revenue ratio of more than 10%. Companies subject to Pillar One will be required to allocate their profits and pay taxes to market jurisdictions. Based on the current proposed revenue and profit thresholds, the Company does not expect to be subject to Pillar One taxes.

Pillar Two establishes a global minimum effective tax rate of 15% for multinational groups with annual global revenue exceeding 750 million Euros. On December 15, 2022, European Union Member States unanimously adopted a directive implementing the global minimum tax rules of Pillar Two requiring members to enact the directive into their national laws which are expected to begin going into effect for tax years beginning on or after January 1, 2024. The Company is currently evaluating the potential impact of the Pillar Two global minimum tax proposals on its consolidated financial statements and related disclosures.
The Company paid gross income taxes of $25 million and $40 million during the three months ended September 30, 2023 and 2022, respectively, and received tax refunds of $8 million and $1 million, respectively.
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
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information whose products target individual consumers and enterprise customers and are distributed through a variety of media channels including newspapers, newswires, websites, mobile apps, newsletters, magazines, proprietary databases, live journalism, video and podcasts. Dow Jones’s consumer products include premier brands such as The Wall Street Journal, Barron’s, MarketWatch and Investor’s Business Daily. Dow Jones’s professional information products, which target enterprise customers, include Dow Jones Risk & Compliance, a leading provider of data solutions to help customers identify and manage regulatory, corporate and reputational risk with tools focused on financial crime, sanctions, trade and other compliance requirements, Dow Jones Energy (which includes OPIS), a leading provider of pricing data, news, insights, analysis and other information for energy commodities and key base chemicals, Factiva, a leading provider of global business content, and Dow Jones Newswires, which distributes real-time business news, information and analysis to financial professionals and investors.
•Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 15 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, Mariner, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, George Orwell, Agatha Christie and Zora Neale Hurston, as well as global author brands including J.R.R. Tolkien, C.S. Lewis, Daniel Silva, Karin Slaughter and Dr. Martin Luther King, Jr. It is also home to many beloved children’s books and authors and a significant Christian publishing business.
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
Segment information is summarized as follows:

	For the three months ended September 30,
	2023	2022
	(in millions)
Revenues:
Digital Real Estate Services	$403	$421
Subscription Video Services	486	502
Dow Jones	537	515
Book Publishing	525	487
News Media	548	553
Other	—	—
Total revenues	$2,499	$2,478
Segment EBITDA:
Digital Real Estate Services	$122	$119
Subscription Video Services	93	111
Dow Jones	124	113
Book Publishing	65	39
News Media	14	18
Other	(54)	(50)
Depreciation and amortization	(171)	(179)
Impairment and restructuring charges	(38)	(21)
Equity losses of affiliates	(2)	(4)
Interest expense, net	(23)	(27)
Other, net	(35)	(18)
Income before income tax expense	95	101
Income tax expense	(37)	(35)
Net income	$58	$66

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2023	As of June 30, 2023
	(in millions)
Total assets:
Digital Real Estate Services	$2,915	$2,942
Subscription Video Services	2,634	2,812
Dow Jones	4,237	4,305
Book Publishing	2,648	2,629
News Media	1,949	2,023
Other(a)	1,701	1,783
Investments	391	427
Total assets	$16,475	$16,921
(a)The Other segment primarily includes Cash and cash equivalents.

	As of September 30, 2023	As of June 30, 2023
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,779	$1,779
Subscription Video Services	1,230	1,288
Dow Jones	3,286	3,298
Book Publishing	932	958
News Media	294	306
Total Goodwill and intangible assets, net	$7,521	$7,629
NOTE 12. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of September 30, 2023	As of June 30, 2023
	(in millions)
Receivables	$1,621	$1,482
Less: allowances	(62)	(57)
Receivables, net	$1,559	$1,425

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of September 30, 2023	As of June 30, 2023
	(in millions)
Royalty advances to authors	$375	$376
Retirement benefit assets	132	134
Inventory(a)	241	267
News America Marketing deferred consideration	160	157
Other	381	407
Total Other non-current assets	$1,289	$1,341
(a)Primarily consists of the non-current portion of programming rights.
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of September 30, 2023	As of June 30, 2023
	(in millions)
Royalties and commissions payable	$242	$206
Current operating lease liabilities	107	112
Allowance for sales returns	149	154
Current tax payable	10	16
Other	367	465
Total Other current liabilities	$875	$953
Other, net
The following table sets forth the components of Other, net:

	For the three months ended September 30,
	2023	2022
	(in millions)
Remeasurement of equity securities	$(23)	$(3)
Dividends received from equity security investments	2	2
Gain on remeasurement of previously-held interest	4	—
Other	(18)	(17)
Total Other, net	$(35)	$(18)
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for taxes and interest:

	For the three months ended September 30,
	2023	2022
	(in millions)
Cash paid for interest	$19	$28
Cash paid for taxes	$25	$40

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe,” “should” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s business, financial condition or results of operations, the Company’s strategy and strategic initiatives, including potential acquisitions, investments and dispositions, the Company’s cost savings initiatives, including announced headcount reductions, and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A. in News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2023 (the “2023 Form 10-K”), and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation and related notes set forth in the 2023 Form 10-K.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Businesses—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2024 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2023 and 2022. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2023 and 2022, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of September 30, 2023.
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
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information whose products target individual consumers and enterprise customers and are distributed through a variety of media channels including newspapers, newswires, websites, mobile apps, newsletters, magazines, proprietary databases, live journalism, video and podcasts. Dow Jones’s consumer products include premier brands such as The Wall Street Journal, Barron’s, MarketWatch and Investor’s Business Daily. Dow Jones’s professional information products, which target enterprise customers, include Dow Jones Risk & Compliance, a leading provider of data solutions to help customers identify and manage regulatory, corporate and reputational risk with tools focused on financial crime, sanctions, trade and other compliance requirements, Dow Jones Energy (which includes OPIS), a leading provider of pricing data, news, insights, analysis and other information for energy commodities and key base chemicals, Factiva, a leading provider of global business content, and Dow Jones Newswires, which distributes real-time business news, information and analysis to financial professionals and investors.
•Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 15 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, Mariner, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, George Orwell, Agatha Christie and Zora Neale Hurston, as well as global author brands including J.R.R. Tolkien, C.S. Lewis, Daniel Silva, Karin Slaughter and Dr. Martin Luther King, Jr. It is also home to many beloved children’s books and authors and a significant Christian publishing business.
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
•Other—The Other segment consists primarily of general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters (as defined in Note 9—Commitments and Contingencies to the Consolidated Financial Statements).

Other Business Developments
Announced Headcount Reduction
In response to the macroeconomic challenges facing many of the Company’s businesses, the Company implemented a number of cost savings initiatives, including the 5% headcount reduction announced in February 2023. The Company has notified a substantial majority of the affected employees and recognized associated cash restructuring charges of approximately $96 million through September 30, 2023. Based on the actions taken to date and those expected to be completed in the near term, the Company expects to generate annualized gross cost savings of at least $160 million, the majority of which will be reflected in fiscal 2024. See Note 3—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Proposed Combination of U.K. Printing Operations
In October 2023, News UK and DMG Media announced a proposed arrangement to combine certain printing operations of both companies within a separate joint venture. The Company believes this proposal would help improve the efficiency of News UK and DMG Media’s print operations and establish a sustainable business model for national newspaper printing in the U.K. The proposed arrangement is subject to regulatory approval, and each company’s print operations will remain separate until approval is granted.
RESULTS OF OPERATIONS
Results of Operations—For the three months ended September 30, 2023 versus the three months ended September 30, 2022
The following table sets forth the Company’s operating results for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

	For the three months ended September 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,129	$1,111	$18	2%
Advertising	391	406	(15)	(4)%
Consumer	502	467	35	7%
Real estate	311	323	(12)	(4)%
Other	166	171	(5)	(3)%
Total Revenues	2,499	2,478	21	1%
Operating expenses	(1,273)	(1,273)	—	—%
Selling, general and administrative	(862)	(855)	(7)	(1)%
Depreciation and amortization	(171)	(179)	8	4%
Impairment and restructuring charges	(38)	(21)	(17)	(81)%
Equity losses of affiliates	(2)	(4)	2	50%
Interest expense, net	(23)	(27)	4	15%
Other, net	(35)	(18)	(17)	(94)%
Income before income tax expense	95	101	(6)	(6)%
Income tax expense	(37)	(35)	(2)	(6)%
Net income	58	66	(8)	(12)%
Less: Net income attributable to noncontrolling interests	(28)	(26)	(2)	(8)%
Net income attributable to News Corporation stockholders	$30	$40	$(10)	(25)%
** not meaningful
Revenues— Revenues increased $21 million, or 1%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023.
The revenue increase for the three months ended September 30, 2023 was primarily driven by the increase at the Book Publishing segment due to higher physical book sales and improved returns in the U.S. resulting from the absence of the impact of Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint in the prior year and at the Dow Jones segment due to higher professional information business revenues. These increases were partially offset by lower revenues at the Digital Real Estate Services segment primarily due to the continued impact of the macroeconomic environment on the U.S. housing market, the negative impact of foreign currency fluctuations at the Subscription Video Services segment and lower advertising revenues at the News Media segment. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $14 million for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023.
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
Operating expenses— Operating expenses were flat for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023.
Higher expenses primarily at the Dow Jones segment due to higher technology costs and at the Subscription Video Services segment driven by higher sports programming rights costs due to contractual increases, were offset by lower expenses at the Digital Real Estate Services segment due to lower employee costs at Move. The Company benefited from gross cost savings related to the announced 5% headcount reduction initiative. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $3 million for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023.
Selling, general and administrative— Selling, general and administrative increased $7 million, or 1%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023.
The increase in selling, general and administrative for the three months ended September 30, 2023 was driven by higher employee costs at the Book Publishing and Dow Jones segments, partially offset by lower expenses at the Digital Real Estate Services segment driven by lower employee costs at Move. The Company benefited from gross cost savings related to the announced 5% headcount reduction initiative. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $3 million for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023.
Depreciation and amortization— Depreciation and amortization expense decreased $8 million, or 4%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $3 million, or 1%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023.
Impairment and restructuring charges— During the three months ended September 30, 2023, the Company recognized non-cash impairment charges of $21 million at the News Media segment related to the write-down of fixed assets associated with the proposed combination of certain U.K. printing operations with those of a third party.
During the three months ended September 30, 2023 and 2022, the Company recorded restructuring charges of $17 million and $21 million, respectively.
See Note 3—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Equity losses of affiliates— Equity losses of affiliates decreased by $2 million for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023. See Note 4—Investments in the accompanying Consolidated Financial Statements.
Interest expense, net— Interest expense, net decreased by $4 million, or 15%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023, primarily driven by higher interest income as a result of higher interest rates on cash balances. See Note 5—Borrowings and Note 7—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
Other, net— Other, net decreased $17 million, or 94%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023. See Note 12—Additional Financial Information in the accompanying Consolidated Financial Statements.

Income tax expense— For the three months ended September 30, 2023, the Company recorded income tax expense of $37 million on pre-tax income of $95 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the three months ended September 30, 2022, the Company recorded income tax expense of $35 million on pre-tax income of $101 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
Management assesses available evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. Based on management’s assessment of available evidence, it has been determined that it is more likely than not that certain deferred tax assets may not be realized and therefore, a valuation allowance has been established against those tax assets. See Note 10—Income Taxes in the accompanying Consolidated Financial Statements.
Net income— Net income for the three months ended September 30, 2023 was $58 million compared to net income of $66 million for the corresponding period of fiscal 2023.
Net income for the three months ended September 30, 2023 decreased by $8 million, or 12%, as compared to the corresponding period of fiscal 2023, primarily driven by higher impairment and restructuring charges and lower Other, net, partially offset by higher Total Segment EBITDA.
Net income attributable to noncontrolling interests— Net income attributable to noncontrolling interests increased $2 million, or 8%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023.
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

The following table reconciles Net income to Total Segment EBITDA for the three months ended September 30, 2023 and 2022:

	For the three months ended September 30,
	2023	2022
(in millions)
Net income	$58	$66
Add:
Income tax expense	37	35
Other, net	35	18
Interest expense, net	23	27
Equity losses of affiliates	2	4
Impairment and restructuring charges	38	21
Depreciation and amortization	171	179
Total Segment EBITDA	$364	$350
The following table sets forth the Company’s Revenues and Segment EBITDA by reportable segment for the three months ended September 30, 2023 and 2022:

	For the three months ended September 30,
	2023		2022
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$403	$122	$421	$119
Subscription Video Services	486	93	502	111
Dow Jones	537	124	515	113
Book Publishing	525	65	487	39
News Media	548	14	553	18
Other	—	(54)	—	(50)
Total	$2,499	$364	$2,478	$350
Digital Real Estate Services (16% and 17% of the Company’s consolidated revenues in the three months ended September 30, 2023 and 2022, respectively)

	For the three months ended September 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$3	$3	$—	—%
Advertising	35	35	—	—%
Real estate	311	323	(12)	(4)%
Other	54	60	(6)	(10)%
Total Revenues	403	421	(18)	(4)%
Operating expenses	(49)	(57)	8	14%
Selling, general and administrative	(232)	(245)	13	5%
Segment EBITDA	$122	$119	$3	3%
For the three months ended September 30, 2023, revenues at the Digital Real Estate Services segment decreased $18 million, or 4%, as compared to the corresponding period of fiscal 2023. Revenues at Move decreased $27 million, or 16%, to $142 million for the three months ended September 30, 2023 from $169 million in the corresponding period of fiscal 2023, primarily driven by the continued impact of the macroeconomic environment on the housing market, including higher interest rates. The market downturn resulted in lower lead volumes, which decreased 11%, and lower transaction volumes. These factors adversely impacted revenues from both the referral model, which includes the ReadyConnect Concierge℠ product, and the traditional lead generation product. Revenues at REA Group increased $9 million, or 4%, to $261 million for the three months ended September 30, 2023 from $252 million in the corresponding period of fiscal 2023, driven by higher Australian residential revenues due to price increases, increased depth penetration and growth in national listings, partially offset by the $11 million negative impact of foreign currency fluctuations.
For the three months ended September 30, 2023, Segment EBITDA at the Digital Real Estate Services segment increased $3 million, or 3%, as compared to the corresponding period of fiscal 2023 due to an increased contribution from REA Group, which was partially offset by the adverse impact from Move. The contribution from REA Group increased due to the higher revenues discussed above, partially offset by the $5 million, or 4%, negative impact of foreign currency fluctuations. The adverse impact from Move was due to the lower revenues discussed above, partially offset by gross cost savings related to the announced 5% headcount reduction initiative.
Subscription Video Services (19% and 20% of the Company’s consolidated revenues in the three months ended September 30, 2023 and 2022, respectively)

	For the three months ended September 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$415	$425	$(10)	(2)%
Advertising	62	64	(2)	(3)%
Other	9	13	(4)	(31)%
Total Revenues	486	502	(16)	(3)%
Operating expenses	(309)	(306)	(3)	(1)%
Selling, general and administrative	(84)	(85)	1	1%
Segment EBITDA	$93	$111	$(18)	(16)%
For the three months ended September 30, 2023, revenues at the Subscription Video Services segment decreased $16 million, or 3%, as compared to the corresponding period of fiscal 2023 due to the negative impact of foreign currency fluctuations. The $22 million increase in streaming revenues, primarily due to increased volume and pricing at Kayo and BINGE, and improvements in underlying advertising trends more than offset lower residential subscription revenues resulting from fewer residential broadcast subscribers. Foxtel Group streaming subscription revenues represented approximately 30% of total circulation and subscription revenues for the three months ended September 30, 2023 as compared to 25% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $21 million, or 4%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023.
For the three months ended September 30, 2023, Segment EBITDA decreased $18 million, or 16%, as compared to the corresponding period of fiscal 2023, driven by higher sports programming rights costs due to contractual increases and the $4 million, or 3%, negative impact of foreign currency fluctuations, partially offset by the revenue drivers discussed above and gross cost savings related to the announced 5% headcount reduction initiative.

The following tables provide information regarding certain key performance indicators for the Foxtel Group, the primary reporting unit within the Subscription Video Services segment, as of and for the three months ended September 30, 2023 and 2022 (see the Company’s 2023 Form 10-K for further detail regarding these performance indicators):

	As of September 30,
	2023	2022
	(in 000's)
Broadcast Subscribers
Residential(a)	1,310	1,439
Commercial(b)	233	219
Streaming Subscribers (Total (Paid))(c)
Kayo	1,411 (1,403 paid)	1,270 (1,259 paid)
BINGE	1,506 (1,449 paid)	1,451 (1,342 paid)
Foxtel Now	167 (161 paid)	197 (191 paid)

Total Subscribers (Total (Paid))(d)	4,646 (4,573 paid)	4,605 (4,465 paid)

	For the three months ended September 30,
	2023	2022
Broadcast ARPU(e)	A$85 (US$56)	A$83 (US$57)
Broadcast Subscriber Churn(f)	11.4%	14.2%
(a)    Subscribing households throughout Australia as of September 30, 2023 and 2022.
(b)    Commercial subscribers throughout Australia as of September 30, 2023 and 2022. Commercial subscribers are calculated as residential equivalent business units and are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year.
(c)    Total and Paid subscribers for the applicable streaming service as of September 30, 2023 and 2022. Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)    Total subscribers consists of Foxtel Group’s broadcast and streaming services listed above and its news aggregation streaming service.
(e)    Average monthly broadcast residential subscription revenue per user (“Broadcast ARPU”) for the three months ended September 30, 2023 and 2022.
(f)    Broadcast residential subscriber churn rate (“Broadcast Subscriber Churn”) for the three months ended September 30, 2023 and 2022. Broadcast subscriber churn represents the number of residential subscribers whose service is disconnected, expressed as a percentage of the average total number of residential subscribers, presented on an annual basis.
Dow Jones (22% and 21% of the Company’s consolidated revenues in the three months ended September 30, 2023 and 2022, respectively)

	For the three months ended September 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$436	$414	$22	5%
Advertising	91	94	(3)	(3)%
Other	10	7	3	43%
Total Revenues	537	515	22	4%
Operating expenses	(235)	(230)	(5)	(2)%
Selling, general and administrative	(178)	(172)	(6)	(3)%
Segment EBITDA	$124	$113	$11	10%
For the three months ended September 30, 2023, revenues at the Dow Jones segment increased $22 million, or 4%, as compared to the corresponding period of fiscal 2023, primarily driven by higher professional information business revenues. Digital revenues at the Dow Jones segment represented 81% of total revenues for the three months ended September 30, 2023, as compared to 79% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $4 million, or 1%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023.
Circulation and subscription revenues

	For the three months ended September 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$232	$235	$(3)	(1)%
Professional information business	204	179	25	14%
Total circulation and subscription revenues	$436	$414	$22	5%
Circulation and subscription revenues increased $22 million, or 5%, during the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023. Professional information business revenues increased $25 million, or 14%, primarily driven by the $13 million increase in Risk & Compliance revenues due to growth from both financial and corporate customers and the $10 million increase in Dow Jones Energy revenues resulting from price increases, new products and customers and a modest benefit from new events and one-time items. Circulation and other revenues decreased $3 million, or 1%, driven by lower content licensing revenues and print circulation declines, partially offset by growth in digital-only subscriptions, primarily at The Wall Street Journal. Digital revenues represented 70% of circulation revenue for the three months ended September 30, 2023, as compared to 68% in the corresponding period of fiscal 2023.
The following table summarizes average daily consumer subscriptions during the three months ended September 30, 2023 and 2022 for select publications and for all consumer subscription products.(a)

	For the three months ended September 30(b),
	2023	2022	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	3,457	3,157	300	10%
Total subscriptions	3,991	3,778	213	6%
Barron’s Group(d)
Digital-only subscriptions(c)	1,055	862	193	22%
Total subscriptions	1,197	1,040	157	15%
Total Consumer(e)
Digital-only subscriptions(c)	4,611	4,099	512	12%
Total subscriptions	5,308	4,922	386	8%
(a)Based on internal data for the periods from July 3, 2023 through October 1, 2023 and July 4, 2022 through October 2, 2022, respectively, with independent verification procedures performed by PricewaterhouseCoopers LLP UK.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.

Advertising revenues
Advertising revenues decreased $3 million, or 3%, during the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023. Digital advertising represented 66% of advertising revenue for the three months ended September 30, 2023, as compared to 65% in the corresponding period of fiscal 2023.
Segment EBITDA
For the three months ended September 30, 2023, Segment EBITDA at the Dow Jones segment increased $11 million, or 10%, as compared to the corresponding period of fiscal 2023, primarily due to the increase in revenues discussed above and gross cost savings related to the announced 5% headcount reduction initiative, partially offset by higher technology and employee costs.
Book Publishing (21% and 20% of the Company’s consolidated revenues in the three months ended September 30, 2023 and 2022, respectively)

	For the three months ended September 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$502	$467	$35	7%
Other	23	20	3	15%
Total Revenues	525	487	38	8%
Operating expenses	(366)	(366)	—	—%
Selling, general and administrative	(94)	(82)	(12)	(15)%
Segment EBITDA	$65	$39	$26	67%
For the three months ended September 30, 2023, revenues at the Book Publishing segment increased $38 million, or 8%, as compared to the corresponding period of fiscal 2023, primarily driven by an increase in physical book sales and improved returns in the U.S. resulting from the absence of the impact of Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint in the prior year. Digital sales increased by 3% as compared to the corresponding period of fiscal 2023 and represented approximately 22% of consumer revenues, as compared to 23% in the corresponding period of fiscal 2023. Backlist sales represented approximately 61% of total revenues during the three months ended September 30, 2023, as compared to 65% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $7 million, or 2%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023.
For the three months ended September 30, 2023, Segment EBITDA at the Book Publishing segment increased $26 million, or 67%, as compared to the corresponding period of fiscal 2023, primarily due to the higher revenues discussed above and lower manufacturing, freight and distribution costs driven by product mix and easing supply chain challenges and inventory and inflationary pressures, partially offset by higher employee costs.
News Media (22% of the Company’s consolidated revenues in both the three months ended September 30, 2023 and 2022)

	For the three months ended September 30,
	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$275	$269	$6	2%
Advertising	203	213	(10)	(5)%
Other	70	71	(1)	(1)%
Total Revenues	548	553	(5)	(1)%
Operating expenses	(314)	(314)	—	—%
Selling, general and administrative	(220)	(221)	1	—%
Segment EBITDA	$14	$18	$(4)	(22)%

Revenues at the News Media segment decreased $5 million, or 1%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023. Advertising revenues decreased $10 million as compared to the corresponding period of fiscal 2023, primarily driven by lower print advertising at News Corp Australia and News UK, lower digital advertising at News Corp Australia and a decline in traffic at some mastheads due to platform related changes, partially offset by the $2 million positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $6 million as compared to the corresponding period of fiscal 2023, driven by the $5 million positive impact of foreign currency fluctuations, as cover price increases and digital subscriber growth across key mastheads were largely offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $7 million, or 1%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023.
Segment EBITDA at the News Media segment decreased by $4 million, or 22%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023, which includes $3 million of one-time costs at News UK pertaining to the proposed combination of printing operations with DMG Media. The decrease is primarily due to the lower revenues discussed above, partially offset by gross cost savings related to the announced 5% headcount reduction initiative.
News Corp Australia
Revenues were $238 million for the three months ended September 30, 2023, a decrease of $17 million, or 7%, compared to revenues of $255 million in the corresponding period of fiscal 2023. Advertising revenues decreased $11 million due to lower print and digital advertising revenues and the $4 million negative impact of foreign currency fluctuations. Circulation and subscription revenues decreased $5 million due to the $5 million negative impact of foreign currency fluctuations, as print volume declines were offset by cover price increases and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $11 million, or 5%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023.
News UK
Revenues were $228 million for the three months ended September 30, 2023, an increase of $7 million, or 3%, as compared to revenues of $221 million in the corresponding period of fiscal 2023. Circulation and subscription revenues increased $10 million due to the $10 million positive impact of foreign currency fluctuations, as print volume declines were offset by cover price increases and digital subscriber growth. Advertising revenues decreased $2 million, primarily driven by lower print advertising revenues, partially offset by the $3 million positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $15 million, or 7%, for the three months ended September 30, 2023 as compared to the corresponding period of fiscal 2023.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of September 30, 2023, the Company’s cash and cash equivalents were $1.5 billion. The Company also has available borrowing capacity under its revolving credit facility (the “Revolving Facility”) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of September 30, 2023, the Company’s consolidated assets included $674 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $118 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.

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
Issuer Purchases of Equity Securities
The Company’s Board of Directors (the “Board of Directors”) has authorized a repurchase program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of September 30, 2023, the remaining authorized amount under the Repurchase Program was approximately $548 million.
During the three months ended September 30, 2023, the Company repurchased and subsequently retired 1.0 million shares of Class A Common Stock for approximately $20 million and 0.4 million shares of Class B Common Stock for approximately $9 million. During the three months ended September 30, 2022, the Company repurchased and subsequently retired 5.0 million shares of Class A Common Stock for approximately $84 million and 2.5 million shares of Class B Common Stock for approximately $43 million. See Note 6—Equity in the accompanying Consolidated Financial Statements.
Dividends
In August 2023, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on October 11, 2023 to stockholders of record as of September 13, 2023. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—For the three months ended September 30, 2023 versus the three months ended September 30, 2022
Net cash used in operating activities for the three months ended September 30, 2023 and 2022 was as follows (in millions):

For the three months ended September 30,	2023	2022
Net cash used in operating activities	$(55)	$(31)
Net cash used in operating activities increased by $24 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was primarily due to higher working capital and higher restructuring payments, partially offset by lower tax payments and higher Total Segment EBITDA.
Net cash used in investing activities for the three months ended September 30, 2023 and 2022 was as follows (in millions):

For the three months ended September 30,	2023	2022
Net cash used in investing activities	$(159)	$(130)
Net cash used in investing activities increased by $29 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. During the three months ended September 30, 2023, the Company used $124 million of cash for capital expenditures, of which $50 million related to Foxtel, and $35 million for acquisitions and investments. During the three months ended September 30, 2022, the Company used $104 million of cash for capital expenditures, of which $40 million related to Foxtel.

Net cash used in financing activities for the three months ended September 30, 2023 and 2022 was as follows (in millions):

For the three months ended September 30,	2023	2022
Net cash used in financing activities	$(65)	$(149)
Net cash used in financing activities was $65 million for the three months ended September 30, 2023, as compared to $149 million for the three months ended September 30, 2022.
During the three months ended September 30, 2023, the Company had $933 million of borrowing repayments, primarily related to the refinancing of Foxtel and REA Groups’ debt portfolios, $29 million of stock repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program and dividend payments of $28 million to REA Group minority stockholders. The net cash used in financing activities was partially offset by new borrowings of $925 million primarily related to the refinancings at Foxtel and REA Group and $53 million related to the net settlement of certain hedges which were terminated in connection with the refinancing at Foxtel.
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
Reconciliation of Free Cash Flow and Free Cash Flow Available to News Corporation
Free cash flow and free cash flow available to News Corporation are non-GAAP financial measures. Free cash flow is defined as net cash provided by (used in) operating activities, less capital expenditures, and free cash flow available to News Corporation is defined as free cash flow, less REA Group free cash flow, plus cash dividends received from REA Group. Free cash flow and free cash flow available to News Corporation should be considered in addition to, not as a substitute for, cash flows from operations and other measures of financial performance reported in accordance with GAAP. Free cash flow and free cash flow available to News Corporation may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of free cash flow.
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

The following table presents a reconciliation of net cash used in operating activities to free cash flow and free cash flow available to News Corporation:

	For the three months ended September 30,
	2023	2022
	(in millions)
Net cash used in operating activities	$(55)	$(31)
Less: Capital expenditures	(124)	(104)
Free cash flow	(179)	(135)
Less: REA Group free cash flow	(39)	(37)
Plus: Cash dividends received from REA Group	44	50
Free cash flow available to News Corporation	$(174)	$(122)
Free cash flow in the three months ended September 30, 2023 was $(179) million compared to $(135) million in the prior year. Free cash flow available to News Corporation in the three months ended September 30, 2023 was $(174) million compared to $(122) million in the prior year. Free cash flow and Free cash flow available to News Corporation decreased primarily due to higher cash used in operating activities and higher capital expenditures, as discussed above.
Borrowings
As of September 30, 2023, the Company, certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $3.0 billion, including the current portion. Both the Foxtel Group and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.
News Corp Borrowings
As of September 30, 2023, the Company had (i) borrowings of $1,979 million, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans and (ii) $750 million of undrawn commitments available under the Revolving Facility.
Foxtel Group Borrowings
As of September 30, 2023, the Foxtel Debt Group had (i) borrowings of approximately $699 million, including the amounts outstanding under the 2024 Foxtel Credit Facility (described below), the 2017 Working Capital Facility and the Telstra Facility (described below) and (ii) total undrawn commitments of A$304 million available under the 2024 Foxtel Credit Facility and 2017 Working Capital Facility.
During the three months ended September 30, 2023, the Foxtel Group refinanced its A$610 million 2019 revolving credit facility, A$250 million term loan facility and tranche 3 of its 2012 U.S. private placement senior unsecured notes with the proceeds of a new A$1.2 billion syndicated credit facility (the “2024 Foxtel Credit Facility”). The 2024 Foxtel Credit Facility consists of three sub-facilities: (i) an A$817.5 million three year revolving credit facility (the “2024 Foxtel Credit Facility — tranche 1”), (ii) a US$48.7 million four year term loan facility (the “ 2024 Foxtel Credit Facility — tranche 2”) and (iii) an A$311.0 million four year term loan facility (the “2024 Foxtel Credit Facility — tranche 3”). In addition, the Foxtel Group amended its 2017 Working Capital Facility to extend the maturity to August 2026 and modify the pricing.
Depending on the Foxtel Group’s net leverage ratio, (i) borrowings under the 2024 Foxtel Credit Facility — tranche 1 and 2017 Working Capital Facility bear interest at a rate of the Australian BBSY plus a margin of between 2.35% and 3.60%; (ii) borrowings under the 2024 Foxtel Credit Facility — tranche 2 bear interest at a rate based on a Term SOFR formula, as set forth in the 2024 Foxtel Credit Agreement, plus a margin of between 2.50% and 3.75%; and (iii) borrowings under the 2024 Foxtel Credit Facility — tranche 3 bear interest at a rate of the Australian BBSY plus a margin of between 2.50% and 3.75%. All tranches carry a commitment fee of 45% of the applicable margin on any undrawn balance during the relevant availability period. Tranches 2 and 3 of the 2024 Foxtel Credit Facility amortize on a proportionate basis in an aggregate annual amount equal to A$35 million in each of the first two years following closing and A$40 million in each of the two years thereafter.
The agreements governing the Foxtel Debt Group’s external borrowings contain customary affirmative and negative covenants and events of default, with customary exceptions, including specified financial and non-financial covenants calculated in accordance with Australian International Financial Reporting Standards. Subject to certain exceptions, these covenants restrict or prohibit members of the Foxtel Debt Group from, among other things, undertaking certain transactions, disposing of certain properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, giving guarantees, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of certain other loans and undergoing fundamental business changes. In addition, the agreements require the Foxtel Debt Group to maintain a ratio of net debt to Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”), as adjusted under the applicable agreements, of not more than 3.25 to 1.0. The agreements also require the Foxtel Debt Group to maintain a net interest coverage ratio of not less than 3.5 to 1.0. There are no assets pledged as collateral for any of the borrowings.
In addition to third-party indebtedness, the Foxtel Debt Group has related party indebtedness consisting of A$700 million of outstanding principal of subordinated shareholder loans. The shareholder loans bear interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 6.30% to 7.75% and mature in December 2027. Amounts outstanding under the shareholder loans are permitted to be repaid if (i) no actual or potential event of default exists both before and immediately after repayment and (ii) the net debt to EBITDA ratio of the Foxtel Debt Group was on the most recent covenant calculation date, and would be immediately after the cash repayment, less than or equal to 2.25 to 1.0. Additionally, the Foxtel Debt Group has an A$170 million subordinated shareholder loan facility with Telstra which can be used to finance cable transmission costs due to Telstra. The Telstra Facility bears interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. The Company excludes the utilization of the Telstra Facility from the Statements of Cash Flows because it is non-cash.
REA Group Borrowings
As of September 30, 2023, REA Group had (i) borrowings of approximately $258 million, consisting of amounts outstanding under the 2024 REA Credit Facility (described below) and 2024 Subsidiary Facility (described below) and (ii) A$282 million of undrawn commitments available under the 2024 REA Credit Facility and the 2024 Subsidiary Facility.
During the three months ended September 30, 2023, REA Group entered into a new unsecured syndicated credit facility (the “2024 REA Credit Facility”) which replaces the 2022 Credit Facility and consists of two sub-facilities: (i) a five-year A$400 million revolving loan facility (the “2024 REA Credit Facility—tranche 1”) which was used to refinance tranche 1 of the 2022 Credit Facility and (ii) an A$200 million revolving loan facility representing the continuation of tranche 2 of the 2022 Credit Facility (the “2024 REA Credit Facility—tranche 2”). REA Group may request increases in the amount of the 2024 REA Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement.
Borrowings under the 2024 REA Credit Facility — tranche 1 accrue interest at a rate of the Australian BBSY plus a margin of between 1.45% and 2.35%, depending on REA Group’s net leverage ratio. Borrowings under the 2024 REA Credit Facility — tranche 2 continue to accrue interest at a rate of the Australian BBSY plus a margin of between 1.15% and 2.25%, depending on REA Group’s net leverage ratio. Both tranches carry a commitment fee of 40% of the applicable margin on any undrawn balance.
The syndicated facility agreement governing the 2024 REA Credit Facility requires REA Group to maintain (i) a net leverage ratio of not more than 3.5 to 1.0 and (ii) an interest coverage ratio of not less than 3.0 to 1.0. The agreement also contains certain other customary affirmative and negative covenants and events of default. Subject to certain exceptions, these covenants restrict or prohibit REA Group and its subsidiaries from, among other things, incurring or guaranteeing debt, disposing of certain properties or assets, merging or consolidating with any other person, making financial accommodation available, entering into certain other financing arrangements, creating or permitting certain liens, engaging in non arms’ length transactions with affiliates, undergoing fundamental business changes and making restricted payments.
During the three months ended September 30, 2023, REA Group also entered into an A$83 million unsecured bilateral revolving credit facility (the “2024 Subsidiary Facility”). Proceeds of the 2024 Subsidiary Facility will be used to refinance an existing facility at one of its subsidiaries and to fund its business of providing short-term financing to real estate agents and vendors. Borrowings under the 2024 Subsidiary Facility accrue interest at a rate of the Australian BBSY plus a margin of 1.40% and undrawn balances carry a commitment fee of 40% of the applicable margin. The facility agreement governing the 2024 Subsidiary Facility permits the lender to cancel its commitment and declare all outstanding amounts immediately due and payable after a consultation period in specified circumstances, including if certain key operating measures of its subsidiary fall below the budgeted amount for two consecutive quarters. The agreement also contains certain other customary affirmative and negative covenants and events of default that are similar to those governing the 2024 REA Credit Facility.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at September 30, 2023.
See Note 5—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including additional information about interest rates, amortization (if any), maturities and covenants related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements (“firm commitments”) to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. As a result of entering into the 2024 Foxtel Credit Facility, the 2024 REA Credit Facility and the 2024 Subsidiary Facility during the three months ended September 30, 2023, the Company has presented its commitments associated with its borrowings and the related interest payments in the table below. See Note 5—Borrowings. The Company’s other commitments as of September 30, 2023 have not changed significantly from the disclosures included in the 2023 Form 10-K.

	As of September 30, 2023
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Borrowings(a)	$2,954	$35	$622	$797	$1,500
Interest payments on borrowings(b)	712	151	266	167	128
(a)See Note 5—Borrowings.
(b)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at September 30, 2023. Such rates are subject to change in future periods. See Note 5—Borrowings.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2023 Form 10-K.

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
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 9—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in the 2023 Form 10-K.
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
The following table details the Company’s monthly share repurchases during the three months ended September 30, 2023:

	Total Number of Shares Purchased - Class A(a)	Total Number of Shares Purchased - Class B(a)	Average Price Paid Per Share - Class A(b)	Average Price Paid Per Share - Class B(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	(in millions, except per share amounts)
July 3, 2023 - July 30, 2023	0.3	0.1	$19.73	$19.96	0.4	$568
July 31, 2023 - September 3, 2023	0.4	0.2	$20.63	$21.03	0.6	$557
September 4, 2023 - October 1, 2023	0.3	0.1	$20.29	$20.96	0.4	$548
Total	1.0	0.4	$20.25	$20.67	1.4
(a)     The Company has not made any repurchases of Common Stock other than in connection with the publicly announced stock repurchase program described above.
(b)     Amounts exclude taxes, fees, commissions or other costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
Trading Plans
None.

ITEM 6. EXHIBITS
(a) Exhibits.

10.1
Syndicated Facility Agreement, dated as of August 14, 2023, among Foxtel Management Pty Limited, as initial borrower, the MLABs named therein, the initial financiers named therein and Commonwealth Bank of Australia, as facility agent.*

10.2
Deed of Amendment, dated as of August 11, 2023, to the Common Terms Deed Poll, dated as of April 10, 2012, made by Foxtel Management Pty Limited and the other parties thereto acting as initial guarantors in favor of the finance parties defined therein.*

10.3
Deed of Amendment, dated as of August 14, 2023, to the Multi-Option Facility Agreement, dated as of June 30, 2017, among Foxtel Management Pty Limited, Foxtel Finance Pty Limited and the other original borrowers listed therein and Commonwealth Bank of Australia, as the original lender.*

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022 (unaudited); (ii) Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2023 and 2022 (unaudited); (iii) Consolidated Balance Sheets as of September 30, 2023 (unaudited) and June 30, 2023 (audited); (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: November 9, 2023