Form 10-Q
period 2023-12-31
NEWS CORP
filed 2024-02-08
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 2, 2024, 380,023,919 shares of Class A Common Stock and 191,095,220 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended December 31,		For the six months ended December 31,
	Notes	2023	2022	2023	2022
Revenues:
Circulation and subscription		$1,119	$1,085	$2,248	$2,196
Advertising		438	464	829	870
Consumer		527	512	1,029	979
Real estate		327	301	638	624
Other		175	159	341	330
Total Revenues	2	2,586	2,521	5,085	4,999
Operating expenses		(1,281)	(1,294)	(2,554)	(2,567)
Selling, general and administrative		(832)	(818)	(1,694)	(1,673)
Depreciation and amortization		(179)	(174)	(350)	(353)
Impairment and restructuring charges	3	(13)	(19)	(51)	(40)
Equity losses of affiliates	4	(1)	(29)	(3)	(33)
Interest expense, net		(25)	(26)	(48)	(53)
Other, net	12	22	(6)	(13)	(24)
Income before income tax expense		277	155	372	256
Income tax expense	10	(94)	(61)	(131)	(96)
Net income		183	94	241	160
Net income attributable to noncontrolling interests		(27)	(27)	(55)	(53)
Net income attributable to News Corporation stockholders		$156	$67	$186	$107
Net income attributable to News Corporation stockholders per share:	8
Basic		$0.27	$0.12	$0.33	$0.18
Diluted		$0.27	$0.12	$0.32	$0.18
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; millions)

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Net income	$183	$94	$241	$160
Other comprehensive income:
Foreign currency translation adjustments	215	279	70	(1)
Net change in the fair value of cash flow hedges(a)	(17)	(4)	(18)	13
Benefit plan adjustments, net(b)	(2)	(6)	13	6
Other comprehensive income	196	269	65	18
Comprehensive income	379	363	306	178
Net income attributable to noncontrolling interests	(27)	(27)	(55)	(53)
Other comprehensive income attributable to noncontrolling interests(c)	(49)	(59)	(18)	(3)
Comprehensive income attributable to News Corporation stockholders	$303	$277	$233	$122
(a)    Net of income tax expense (benefit) of $(6) million and $(2) million for the three months ended December 31, 2023 and 2022, respectively, and $(7) million and $4 million for the six months ended December 31, 2023 and 2022, respectively.
(b)    Net of income tax expense (benefit) of $(1) million and ($3) million for the three months ended December 31, 2023 and 2022, respectively, and $4 million and $1 million for the six months ended December 31, 2023 and 2022, respectively.
(c)    Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of December 31, 2023	As of June 30, 2023
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,724	$1,833
Receivables, net	12	1,516	1,425
Inventory, net		297	311
Other current assets		466	484
Total current assets		4,003	4,053
Non-current assets:
Investments	4	424	427
Property, plant and equipment, net		1,985	2,042
Operating lease right-of-use assets		1,007	1,036
Intangible assets, net		2,423	2,489
Goodwill		5,214	5,140
Deferred income tax assets, net	10	305	393
Other non-current assets	12	1,320	1,341
Total assets		$16,681	$16,921
Liabilities and Equity:
Current liabilities:
Accounts payable		$243	$440
Accrued expenses		1,095	1,123
Deferred revenue	2	510	622
Current borrowings	5	58	27
Other current liabilities	12	878	953
Total current liabilities		2,784	3,165
Non-current liabilities:
Borrowings	5	2,984	2,940
Retirement benefit obligations		136	134
Deferred income tax liabilities, net	10	129	163
Operating lease liabilities		1,090	1,128
Other non-current liabilities		456	446
Commitments and contingencies	9
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,334	11,449
Accumulated deficit		(1,958)	(2,144)
Accumulated other comprehensive loss		(1,200)	(1,247)
Total News Corporation stockholders’ equity		8,182	8,064
Noncontrolling interests		920	881
Total equity	6	9,102	8,945
Total liabilities and equity		$16,681	$16,921
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 380,210,295 and 379,945,907 shares issued and outstanding, net of 27,368,413 treasury shares at par, at December 31, 2023 and June 30, 2023, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 191,177,032 and 192,013,909 shares issued and outstanding, net of 78,430,424 treasury shares at par, at December 31, 2023 and June 30, 2023, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the six months ended December 31,
	Notes	2023	2022
Operating activities:
Net income		$241	$160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		350	353
Operating lease expense		48	57
Equity losses of affiliates	4	3	33
Cash distributions received from affiliates		3	5
Impairment charges	3	24	—
Deferred income taxes and taxes payable	10	67	17
Other, net	12	13	24
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(69)	(351)
Inventories, net		50	(11)
Accounts payable and other liabilities		(425)	(126)
Net cash provided by operating activities		305	161
Investing activities:
Capital expenditures		(236)	(217)
Acquisitions, net of cash acquired		(20)	(15)
Investments in equity affiliates and other, net		(22)	(92)
Proceeds from property, plant and equipment and other asset dispositions		—	8
Other, net		—	(21)
Net cash used in investing activities		(278)	(337)
Financing activities:
Borrowings	5	1,049	407
Repayment of borrowings	5	(1,044)	(462)
Repurchase of shares	6	(56)	(178)
Dividends paid		(85)	(89)
Other, net		(8)	10
Net cash used in financing activities		(144)	(312)
Net change in cash and cash equivalents		(117)	(488)
Cash and cash equivalents, beginning of period		1,833	1,822
Effect of exchange rate changes on cash and cash equivalents		8	(6)
Cash and cash equivalents, end of period		$1,724	$1,328
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
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2024 and fiscal 2023 include 52 weeks. All references to the three and six months ended December 31, 2023 and 2022 relate to the three and six months ended December 31, 2023 and January 1, 2023, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of December 31.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 expand public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of other segment items and expanded interim disclosures that align with those required annually, among other provisions. ASU 2023-07 requires the amendments to be applied retrospectively and is effective for the Company for annual reporting periods beginning on July 1, 2024 and interim reporting periods beginning on July 1, 2025, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-07 will have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require disaggregated disclosure of material categories in effective tax rate reconciliations as well as disclosure of income taxes paid by specific domestic and foreign jurisdictions. Additionally, the amendments eliminate certain disclosures currently required under Topic 740. ASU 2023-09 is effective for the Company for annual reporting periods beginning on July 1, 2025, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statements.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three and six months ended December 31, 2023 and 2022:

	For the three months ended December 31, 2023
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$2	$404	$441	$—	$272	$—	$1,119
Advertising	32	51	126	—	229	—	438
Consumer	—	—	—	527	—	—	527
Real estate	327	—	—	—	—	—	327
Other	58	15	17	23	62	—	175
Total Revenues	$419	$470	$584	$550	$563	$—	$2,586

	For the three months ended December 31, 2022
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$3	$405	$417	$—	$260	$—	$1,085
Advertising	33	47	131	—	253	—	464
Consumer	—	—	—	512	—	—	512
Real estate	301	—	—	—	—	—	301
Other	49	10	15	19	66	—	159
Total Revenues	$386	$462	$563	$531	$579	$—	$2,521

	For the six months ended December 31, 2023
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$5	$819	$877	$—	$547	$—	$2,248
Advertising	67	113	217	—	432	—	829
Consumer	—	—	—	1,029	—	—	1,029
Real estate	638	—	—	—	—	—	638
Other	112	24	27	46	132	—	341
Total Revenues	$822	$956	$1,121	$1,075	$1,111	$—	$5,085

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2022
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$6	$830	$831	$—	$529	$—	$2,196
Advertising	68	111	225	—	466	—	870
Consumer	—	—	—	979	—	—	979
Real estate	624	—	—	—	—	—	624
Other	109	23	22	39	137	—	330
Total Revenues	$807	$964	$1,078	$1,018	$1,132	$—	$4,999
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and six months ended December 31, 2023 and 2022:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$624	$592	$622	$604
Deferral of revenue	806	893	1,743	1,790
Recognition of deferred revenue(a)	(930)	(917)	(1,859)	(1,813)
Other	10	23	4	10
Balance, end of period	$510	$591	$510	$591
(a)For the three and six months ended December 31, 2023, the Company recognized $330 million and $499 million, respectively, of revenue which was included in the opening deferred revenue balance. For the three and six months ended December 31, 2022, the Company recognized $320 million and $490 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of December 31, 2023 and 2022.
Other revenue disclosures
The Company typically expenses sales commissions to obtain a customer contract as incurred as the amortization period is 12 months or less. These costs are recorded within Selling, general and administrative in the Statements of Operations. The Company also does not capitalize significant financing components when the transfer of the good or service is paid within 12 months or less, or consideration is received within 12 months or less of the transfer of the good or service.
For the three and six months ended December 31, 2023, the Company recognized approximately $106 million and $210 million, respectively, in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of December 31, 2023 was approximately $1,240 million, of which approximately $263 million is expected to be recognized over the remainder of fiscal 2024, approximately $372 million is expected to be recognized in fiscal 2025 and approximately $212 million is expected to be recognized in fiscal 2026, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. IMPAIRMENT AND RESTRUCTURING CHARGES
Fiscal 2024 Impairment
During the three and six months ended December 31, 2023, the Company recognized non-cash impairment charges of $1 million and $22 million, respectively, at the News Media segment related to the write-down of fixed assets associated with the proposed combination of certain United Kingdom (“U.K.”) printing operations with those of a third party.
Fiscal 2024 Restructuring
During the three and six months ended December 31, 2023, the Company recorded restructuring charges of $10 million and $27 million, respectively, related to employee termination benefits. The employee termination benefits recorded in fiscal 2024 resulted from actions taken by the Company’s businesses in response to the 5% headcount reduction initiative announced in February 2023.
Fiscal 2023 Restructuring
During the three and six months ended December 31, 2022, the Company recorded restructuring charges of $19 million and $40 million, respectively. The restructuring charges recorded in fiscal 2023 primarily related to employee termination benefits.
Changes in restructuring program liabilities were as follows:

	For the three months ended December 31,
	2023			2022
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$29	$41	$70	$22	$40	$62
Additions	10	—	10	16	3	19
Payments	(17)	(2)	(19)	(12)	(2)	(14)
Other	1	—	1	(1)	—	(1)
Balance, end of period	$23	$39	$62	$25	$41	$66

	For the six months ended December 31,
	2023			2022
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$53	$41	$94	$25	$41	$66
Additions	26	1	27	36	4	40
Payments	(56)	(3)	(59)	(34)	(4)	(38)
Other	—	—	—	(2)	—	(2)
Balance, end of period	$23	$39	$62	$25	$41	$66
As of December 31, 2023, restructuring liabilities of approximately $35 million were included in the Balance Sheet in Other current liabilities and $27 million were included in Other non-current liabilities.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of December 31, 2023	As of December 31, 2023	As of June 30, 2023
		(in millions)
Equity method investments(a)	various	$197	$192
Equity and other securities(b)	various	227	235
Total Investments		$424	$427
(a)Equity method investments are primarily comprised of REA Group’s ownership interest in PropertyGuru Group Ltd. (“PropertyGuru”).
(b)Equity and other securities are primarily comprised of Nexxen International, Ltd. (formerly Tremor International Ltd.), certain investments in China, the Company’s investment in ARN Media Limited, which operates a portfolio of Australian radio media assets, and Dow Jones’ investment in an artificial intelligence-focused data analytics company.
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

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)		(in millions)
Total gains (losses) recognized on equity securities	$13	$(11)	$(10)	$(14)
Less: Net gains recognized on equity securities sold	—	2	—	2
Unrealized gains (losses) recognized on equity securities held at end of period	$13	$(13)	$(10)	$(16)
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $1 million and $3 million for the three and six months ended December 31, 2023, respectively, and $29 million and $33 million for the corresponding periods of fiscal 2023, respectively. The decrease was primarily due to the absence of losses from an investment in an Australian sports wagering venture in the prior year.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at December 31, 2023	Maturity at December 31, 2023	As of December 31, 2023	As of June 30, 2023
			(in millions)
News Corporation
2022 Term loan A(a)	6.948%	Mar 31, 2027	$491	$497
2022 Senior notes	5.125%	Feb 15, 2032	493	492
2021 Senior notes	3.875%	May 15, 2029	990	989
Foxtel Group(b)
2024 Foxtel credit facility — tranche 1(c)(d)	7.26%	Aug 1, 2026	405	—
2024 Foxtel credit facility — USD portion — tranche 2(e)	8.63%	Aug 1, 2027	49	—
2024 Foxtel credit facility — tranche 3(d)	7.41%	Aug 1, 2027	212	—
2017 Working capital facility(c)	7.26%	Aug 1, 2026	—	—
Telstra facility	11.95%	Dec 22, 2027	101	100
2019 Credit facility(f)	—%	May 31, 2024	—	320
2019 Term loan facility(f)	—%	Nov 22, 2024	—	167
2012 US private placement — USD portion — tranche 3(f)	—%	Jul 25, 2024	—	149
REA Group(b)
2024 REA credit facility — tranche 1(g)	5.85%	Sep 15, 2028	81	—
2024 REA credit facility — tranche 2(g)	5.55%	Sep 16, 2025	136	—
2024 Subsidiary facility(g)	5.75%	Sep 28, 2025	54	—
2022 Credit facility — tranche 1(f)	—%	Sep 16, 2024	—	211
2022 Credit facility — tranche 2(f)	—%	Sep 16, 2025	—	—
Finance lease liability			30	42
Total borrowings			3,042	2,967
Less: current portion(h)			(58)	(27)
Long-term borrowings			$2,984	$2,940
(a)The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. For the three months ended December 31, 2023 the Company was paying interest at an effective interest rate of 3.583%. See Note 7—Financial Instruments and Fair Value Measurements.
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
(c)As of December 31, 2023, the Foxtel Debt Group had total undrawn commitments of A$255 million available under these facilities.
(d)The Company entered into A$610 million of interest rate swap derivatives to fix the floating rate interest components of tranche 1 and tranche 3 of its 2024 Foxtel Credit Facility (described below) at approximately 4.30%. For the three months ended December 31, 2023 the Company was paying interest at an effective interest rate of 7.20% and 7.30% for tranche 1 and tranche 3, respectively. See Note 7—Financial Instruments and Fair Value Measurements.
(e)The Company entered into a cross-currency interest rate swap derivative to fix the floating rate interest component of tranche 2 of its 2024 Foxtel Credit Facility at 4.38%. For the three months ended December 31, 2023 the Company was paying interest at an effective interest rate of 7.64%. See Note 7—Financial Instruments and Fair Value Measurements.
(f)These borrowings were repaid during the six months ended December 31, 2023 using proceeds from the 2024 Foxtel Credit Facility and 2024 REA Credit Facility (described below), as applicable.
(g)As of December 31, 2023, REA Group had total undrawn commitments of A$285 million available under these facilities.
(h)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50, Debt. $25 million and $27 million relates to the current portion of finance lease liabilities as of December 31, 2023 and June 30, 2023, respectively, with the remainder as of December 31, 2023 consisting of required principal repayments on the 2022 Term Loan A and 2024 Foxtel Credit Facility — tranches 2 and 3.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Foxtel Group Debt Refinancing
During the six months ended December 31, 2023, the Foxtel Group refinanced its A$610 million 2019 revolving credit facility, A$250 million term loan facility and tranche 3 of its 2012 U.S. private placement senior unsecured notes with the proceeds of a new A$1.2 billion syndicated credit facility (the “2024 Foxtel Credit Facility”). The 2024 Foxtel Credit Facility consists of three sub-facilities: (i) an A$817.5 million three year revolving credit facility (the “2024 Foxtel Credit Facility — tranche 1”), (ii) a US$48.7 million four year term loan facility (the “2024 Foxtel Credit Facility — tranche 2”) and (iii) an A$311.0 million four year term loan facility (the “2024 Foxtel Credit Facility — tranche 3”). In addition, the Foxtel Group amended its 2017 working capital facility to extend the maturity to August 2026 and modify the pricing.
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
REA Group Debt
REA Group Debt Refinancing
During the six months ended December 31, 2023, REA Group entered into a new unsecured syndicated credit facility (the “2024 REA Credit Facility”) which replaces the 2022 Credit Facility and consists of two sub-facilities: (i) a five-year A$400 million revolving loan facility (the “2024 REA Credit Facility—tranche 1”) which was used to refinance tranche 1 of the 2022 Credit Facility and (ii) an A$200 million revolving loan facility representing the continuation of tranche 2 of the 2022 Credit Facility (the “2024 REA Credit Facility—tranche 2”). REA Group may request increases in the amount of the 2024 REA Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Subsidiary Financing
During the six months ended December 31, 2023, REA Group entered into an A$83 million unsecured bilateral revolving credit facility (the “2024 Subsidiary Facility”). Proceeds of the 2024 Subsidiary Facility will be used to refinance an existing facility at one of its subsidiaries and to fund its business of providing short-term financing to real estate agents and vendors. Borrowings under the 2024 Subsidiary Facility accrue interest at a rate of the Australian BBSY plus a margin of 1.40% and undrawn balances carry a commitment fee of 40% of the applicable margin. The facility agreement governing the 2024 Subsidiary Facility permits the lender to cancel its commitment and declare all outstanding amounts immediately due and payable after a consultation period in specified circumstances, including if certain key operating measures of its subsidiary fall below the budgeted amount for two consecutive quarters. The agreement also contains certain other customary affirmative and negative covenants and events of default that are similar to those governing the 2024 REA Credit Facility.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed in the Company’s 2023 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at December 31, 2023.
NOTE 6. EQUITY
The following tables summarize changes in equity for the three and six months ended December 31, 2023 and 2022:

	For the three months ended December 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, September 30, 2023	381	$4	192	$2	$11,347	$(2,114)	$(1,347)	$7,892	$844	$8,736
Net income	—	—	—	—	—	156	—	156	27	183
Other comprehensive income	—	—	—	—	—	—	147	147	49	196
Dividends	—	—	—	—	—	—	—	—	—	—
Share repurchases	(1)	—	(1)	—	(26)	—	—	(26)	—	(26)
Other	—	—	—	—	13	—	—	13	—	13
Balance, December 31, 2023	380	$4	191	$2	$11,334	$(1,958)	$(1,200)	$8,182	$920	$9,102

	For the three months ended December 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, September 30, 2022	384	$4	194	$2	$11,584	$(2,253)	$(1,465)	$7,872	$856	$8,728
Net income	—	—	—	—	—	67	—	67	27	94
Other comprehensive income	—	—	—	—	—	—	210	210	59	269
Dividends	—	—	—	—	—	—	—	—	—	—
Share repurchases	(2)	—	(1)	—	(47)	—	—	(47)	—	(47)
Other	—	—	—	—	13	—	—	13	(1)	12
Balance, December 31, 2022	382	$4	193	$2	$11,550	$(2,186)	$(1,255)	$8,115	$941	$9,056

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2023	380	$4	192	$2	$11,449	$(2,144)	$(1,247)	$8,064	$881	$8,945
Net income	—	—	—	—	—	186	—	186	55	241
Other comprehensive income	—	—	—	—	—	—	47	47	18	65
Dividends	—	—	—	—	(57)	—	—	(57)	(28)	(85)
Share repurchases	(2)	—	(1)	—	(55)	—	—	(55)	—	(55)
Other	2	—	—	—	(3)	—	—	(3)	(6)	(9)
Balance, December 31, 2023	380	$4	191	$2	$11,334	$(1,958)	$(1,200)	$8,182	$920	$9,102

	For the six months ended December 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2022	388	$4	197	$2	$11,779	$(2,293)	$(1,270)	$8,222	$921	$9,143
Net income	—	—	—	—	—	107	—	107	53	160
Other comprehensive income	—	—	—	—	—	—	15	15	3	18
Dividends	—	—	—	—	(58)	—	—	(58)	(31)	(89)
Share repurchases	(7)	—	(4)	—	(174)	—	—	(174)	—	(174)
Other	1	—	—	—	3	—	—	3	(5)	(2)
Balance, December 31, 2022	382	$4	193	$2	$11,550	$(2,186)	$(1,255)	$8,115	$941	$9,056
Stock Repurchases
The Company’s Board of Directors (the “Board of Directors”) has authorized a repurchase program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of December 31, 2023, the remaining authorized amount under the Repurchase Program was approximately $522 million.
During the three and six months ended December 31, 2023, the Company repurchased and subsequently retired 0.8 million and 1.8 million shares, respectively, of Class A Common Stock for approximately $18 million and $38 million, respectively, and 0.4 million and 0.8 million shares, respectively, of Class B Common Stock for approximately $8 million and $17 million, respectively. During the three and six months ended December 31, 2022, the Company repurchased and subsequently retired 1.9 million and 6.9 million shares, respectively, of Class A Common Stock for approximately $31 million and $115 million, respectively, and 1.0 million and 3.5 million shares, respectively, of Class B Common Stock for approximately $16 million and $59 million, respectively.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
In accordance with ASC 820, Fair Value Measurements (“ASC 820”) fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories:
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2023				As of June 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives - cash flow hedges	$—	$25	$—	$25	$—	$41	$—	$41
Foreign currency derivatives - cash flow hedges	—	—	—	—	—	2	—	2
Cross-currency interest rate derivatives - fair value hedges	—	—	—	—	—	9	—	9
Cross-currency interest rate derivatives(a)	—	—	—	—	—	37	—	37
Equity and other securities	96	—	131	227	105	—	130	235
Total assets	$96	$25	$131	$252	$105	$89	$130	$324

Liabilities:
Interest rate derivatives - cash flow hedges	$—	$(5)	$—	$(5)	$—	$—	$—	$—
Foreign currency derivatives - cash flow hedges	$—	$(1)	$—	$(1)	$—	$—	$—	$—
Cross-currency interest rate derivatives - fair value hedges	—	—	—	—	—	(1)	—	(1)
Cross-currency interest rate derivatives - cash flow hedges	—	(3)	—	(3)	—	—	—	—
Cross-currency interest rate derivatives(a)	—	—	—	—	—	(2)	—	(2)
Total liabilities	$—	$(9)	$—	$(9)	$—	$(3)	$—	$(3)
(a)    These cross-currency interest rate derivatives were initially designated as cash flow hedges. Hedge accounting for these derivatives was discontinued as of December 31, 2020.
Equity and other securities
The fair values of equity and other securities with quoted prices in active markets are determined based on the closing price at the end of each reporting period. These securities are classified as Level 1 in the fair value hierarchy outlined above. The fair values of equity and other securities without readily determinable fair market values are determined based on cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. These securities are classified as Level 3 in the fair value hierarchy outlined above.
A rollforward of the Company’s equity and other securities classified as Level 3 is as follows:

	For the six months ended December 31,
	2023	2022
	(in millions)
Balance - beginning of period	$130	$103
Additions(a)	3	30
Sales	—	(2)
Returns of capital	(4)	(1)
Measurement adjustments	—	1
Foreign exchange and other	2	1
Balance - end of period	$131	$132
(a)    The additions for the six months ended December 31, 2022 primarily relate to Dow Jones’ investment in an artificial intelligence-focused data analytics company.

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
During the six months ended December 31, 2023, in connection with the 2024 Foxtel Credit Facility, the Company entered into (i) a cross-currency interest rate swap derivative with a notional amount of $49 million to exchange the U.S. dollar-denominated floating rate interest component of its 2024 Foxtel Credit Facility — Tranche 2 for an Australian dollar-denominated fixed rate of 4.375% and (ii) interest rate swap derivatives with notional amounts totaling A$610 million to exchange the floating rate interest component of the remaining tranches to fixed rates ranging from 4.248% to 4.338%. These cross-currency interest rate swap and interest rate swap derivatives are accounted for as cash flow hedges under ASC 815, Derivatives and Hedging.
During the six months ended December 31, 2023, the Company settled its hedges and derivatives related to the 2019 Credit facility and the 2012 U.S. private placement - USD portion - tranche 3. A gain of $5 million was recognized in Other, net related to the settlement of cross-currency interest rate swap derivatives for which hedge accounting was previously discontinued, and a gain of $7 million was recognized within Interest expense, net related to the remaining net derivative gains in Accumulated other comprehensive loss.
The Company formally designates qualifying derivatives as hedge relationships and applies hedge accounting when considered appropriate. The Company does not use derivative financial instruments for trading or speculative purposes.
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Classification	As of December 31, 2023	As of June 30, 2023
		(in millions)
Interest rate derivatives - cash flow hedges	Other current assets	$13	$21
Foreign currency derivatives - cash flow hedges	Other current assets	—	2
Cross currency interest rate derivatives(a)	Other current assets	—	1
Interest rate derivatives - cash flow hedges	Other non-current assets	12	20
Cross-currency interest rate derivatives - fair value hedges	Other non-current assets	—	9
Cross-currency interest rate derivatives(a)	Other non-current assets	—	36
Foreign currency derivatives - cash flow hedges	Other current liabilities	(1)	—
Cross-currency interest rate derivatives - fair value hedges	Other current liabilities	—	(1)
Cross-currency interest rate derivatives(a)	Other current liabilities	—	(2)
Interest rate derivatives - cash flow hedges	Other non-current liabilities	(5)	—
Cross-currency interest rate derivatives - cash flow hedges	Other non-current liabilities	(3)	—
(a)    These cross-currency interest rate derivatives were initially designated as cash flow hedges. Hedge accounting for these derivatives was discontinued as of December 31, 2020.

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
The total notional value of interest rate swap derivatives designated for hedging was approximately $491 million and A$610 million as of December 31, 2023 for News Corporation and Foxtel Debt Group borrowings, respectively. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2027. As of December 31, 2023, the Company estimates that approximately $13 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of foreign currency contract derivatives designated for hedging was $63 million as of December 31, 2023. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is less than one year. As of December 31, 2023, the Company estimates that approximately $1 million of net derivative losses related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The total notional value of cross-currency interest rate swap derivatives designated for hedging was approximately $49 million as of December 31, 2023. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2027. As of December 31, 2023, the Company estimates that approximately nil of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next 12 months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three and six months ended December 31, 2023 and 2022 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:
Gains (losses) recognized in Accumulated other comprehensive loss for the three and six months ended December 31, 2023 and 2022, by derivative instrument:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)
Interest rate derivatives - cash flow hedges	$(14)	$(1)	$(7)	$21
Foreign currency derivatives - cash flow hedges	(2)	(2)	—	(1)
Cross-currency interest rate derivatives - cash flow hedges	(3)	—	(3)	—
Total	$(19)	$(3)	$(10)	$20

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Gains) losses reclassified from Accumulated other comprehensive loss into the Statements of Operations for the three and six months ended December 31, 2023 and 2022, by derivative instrument:

	Income Statement Classification	For the three months ended December 31,		For the six months ended December 31,
		2023	2022	2023	2022
		(in millions)
Interest rate derivatives - cash flow hedges	Interest expense, net	$(4)	$(3)	$(14)	$(3)
Foreign currency derivatives - cash flow hedges	Operating expenses	(2)	1	(2)	—
Cross-currency interest rate derivatives - cash flow hedges	Interest expense, net	3	—	3	—
Cross-currency interest rate derivatives(a)	Interest expense, net	—	(1)	(1)	(1)
Total		$(3)	$(3)	$(14)	$(4)
(a)    These cross-currency interest rate derivatives were initially designated as cash flow hedges. Hedge accounting for these derivatives was discontinued as of December 31, 2020.
The amounts recognized in Other, net in the Statements of Operations resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 was a gain of approximately nil and $3 million for the three and six months ended December 31, 2023, respectively, and a loss of approximately $1 million and a gain of approximately $2 million for the three and six months ended December 31, 2022, respectively.
Other Fair Value Measurements
As of December 31, 2023, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes and the 2021 Senior Notes are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.
NOTE 8. EARNINGS (LOSS) PER SHARE
The following table set forth the computation of basic and diluted earnings (loss) per share under ASC 260, Earnings per Share:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net income	$183	$94	$241	$160
Net income attributable to noncontrolling interests	(27)	(27)	(55)	(53)
Net income attributable to News Corporation stockholders	$156	$67	$186	$107
Weighted-average number of shares of common stock outstanding - basic	571.9	576.0	572.1	578.7
Dilutive effect of equity awards	1.6	1.8	1.7	1.8
Weighted-average number of shares of common stock outstanding - diluted	573.5	577.8	573.8	580.5
Net income attributable to News Corporation stockholders per share - basic	$0.27	$0.12	$0.33	$0.18
Net income attributable to News Corporation stockholders per share - diluted	$0.27	$0.12	$0.32	$0.18

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. As a result of entering into the 2024 Foxtel Credit Facility, the 2024 REA Credit Facility and the 2024 Subsidiary Facility during the six months ended December 31, 2023, the Company has presented its commitments associated with its borrowings and the related interest payments in the table below.

	As of December 31, 2023
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Borrowings(a)	$3,029	$36	$694	$799	$1,500
Interest payments on borrowings(b)	686	155	269	153	109
(a)See Note 5—Borrowings.
(b)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at December 31, 2023. Such rates are subject to change in future periods.
The Company’s other commitments as of December 31, 2023 have not changed significantly from the disclosures included in the 2023 Form 10-K.
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
The Company establishes an accrued liability for legal claims when it determines that a loss is probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. Except as otherwise provided below, for the contingencies disclosed for which there is at least a reasonable possibility that a loss may be incurred, the Company was unable to estimate the amount of loss or range of loss. The Company recognizes gain contingencies when the gain becomes realized or realizable.
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $2 million and $3 million for the three months ended December 31, 2023 and 2022, respectively, and $5 million and $9 million for the six months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $81 million. The amount to be indemnified by FOX of approximately $89 million was recorded as a receivable in Other current assets on the Balance Sheet as of December 31, 2023. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended December 31, 2023, the Company recorded income tax expense of $94 million on pre-tax income of $277 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the six months ended December 31, 2023, the Company recorded income tax expense of $131 million on pre-tax income of $372 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the three months ended December 31, 2022, the Company recorded income tax expense of $61 million on pre-tax income of $155 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate.The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
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
Pillar Two establishes a global minimum effective tax rate of 15% for multinational groups with annual global revenue exceeding 750 million Euros. On December 15, 2022, European Union Member States unanimously adopted a directive implementing the global minimum tax rules of Pillar Two requiring members to enact the directive into their national laws which are expected to begin going into effect for tax years beginning on or after January 1, 2024. The majority of the EU countries and the U.K. enacted the Pillar Two legislation in 2023. The Company is currently evaluating the potential impact of the Pillar Two global minimum tax proposals on its consolidated financial statements and related disclosures.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company paid gross income taxes of $74 million and $81 million during the six months ended December 31, 2023 and 2022, respectively, and received tax refunds of $9 million and $1 million, respectively.
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
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees via satellite and internet distribution and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider. Its Foxtel pay-TV service provides approximately 200 live channels and video on demand covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Group’s Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group’s other streaming services include BINGE, its entertainment streaming service, and Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)
Revenues:
Digital Real Estate Services	$419	$386	$822	$807
Subscription Video Services	470	462	956	964
Dow Jones	584	563	1,121	1,078
Book Publishing	550	531	1,075	1,018
News Media	563	579	1,111	1,132
Other	—	—	—	—
Total revenues	$2,586	$2,521	$5,085	$4,999
Segment EBITDA:
Digital Real Estate Services	$147	$128	$269	$247
Subscription Video Services	77	90	170	201
Dow Jones	163	139	287	252
Book Publishing	85	51	150	90
News Media	52	59	66	77
Other	(51)	(58)	(105)	(108)
Depreciation and amortization	(179)	(174)	(350)	(353)
Impairment and restructuring charges	(13)	(19)	(51)	(40)
Equity losses of affiliates	(1)	(29)	(3)	(33)
Interest expense, net	(25)	(26)	(48)	(53)
Other, net	22	(6)	(13)	(24)
Income before income tax expense	277	155	372	256
Income tax expense	(94)	(61)	(131)	(96)
Net income	$183	$94	$241	$160

	As of December 31, 2023	As of June 30, 2023
	(in millions)
Total assets:
Digital Real Estate Services	$3,073	$2,942
Subscription Video Services	2,633	2,812
Dow Jones	4,178	4,305
Book Publishing	2,731	2,629
News Media	1,966	2,023
Other(a)	1,676	1,783
Investments	424	427
Total assets	$16,681	$16,921
(a)The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023	As of June 30, 2023
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,826	$1,779
Subscription Video Services	1,288	1,288
Dow Jones	3,273	3,298
Book Publishing	942	958
News Media	308	306
Total Goodwill and intangible assets, net	$7,637	$7,629
NOTE 12. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of December 31, 2023	As of June 30, 2023
	(in millions)
Receivables	$1,579	$1,482
Less: allowances	(63)	(57)
Receivables, net	$1,516	$1,425
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of December 31, 2023	As of June 30, 2023
	(in millions)
Royalty advances to authors	$384	$376
Retirement benefit assets	141	134
Inventory(a)	236	267
News America Marketing deferred consideration	164	157
Other	395	407
Total Other non-current assets	$1,320	$1,341
(a)Primarily consists of the non-current portion of programming rights.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of December 31, 2023	As of June 30, 2023
	(in millions)
Royalties and commissions payable	$242	$206
Current operating lease liabilities	111	112
Allowance for sales returns	155	154
Current tax payable	11	16
Other	359	465
Total Other current liabilities	$878	$953
Other, net
The following table sets forth the components of Other, net:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
	(in millions)
Remeasurement of equity securities	$13	$(11)	$(10)	$(14)
Dividends received from equity security investments	1	2	3	4
Gain on remeasurement of previously-held interest	—	—	4	—
Other	8	3	(10)	(14)
Total Other, net	$22	$(6)	$(13)	$(24)
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for taxes and interest:

	For the six months ended December 31,
	2023	2022
	(in millions)
Cash paid for interest	$51	$54
Cash paid for taxes	$74	$81
NOTE 13. SUBSEQUENT EVENTS
Dividend declaration
In February 2024, the Company’s Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend is payable on April 10, 2024 to stockholders of record as of March 13, 2024.

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
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2023 and 2022. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2023 and 2022, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of December 31, 2023.

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
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees via satellite and internet distribution and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider. Its Foxtel pay-TV service provides approximately 200 live channels and video on demand covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Group’s Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group’s other streaming services include BINGE, its entertainment streaming service, and Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content.
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
Other Business Developments
Announced Headcount Reduction
In response to the macroeconomic challenges facing many of the Company’s businesses, the Company implemented a number of cost savings initiatives, including the 5% headcount reduction announced in February 2023. The Company has notified substantially all of the affected employees and recognized associated cash restructuring charges of approximately $106 million through December 31, 2023. Based on the actions taken, the Company expects to generate annualized gross cost savings of at least $160 million, the majority of which will be reflected in fiscal 2024. See Note 3—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
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

RESULTS OF OPERATIONS
Results of Operations—For the three and six months ended December 31, 2023 versus the three and six months ended December 31, 2022
The following table sets forth the Company’s operating results for the three and six months ended December 31, 2023 as compared to the three and six months ended December 31, 2022:

	For the three months ended December 31,				For the six months ended December 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$1,119	$1,085	$34	3%	$2,248	$2,196	$52	2%
Advertising	438	464	(26)	(6)%	829	870	(41)	(5)%
Consumer	527	512	15	3%	1,029	979	50	5%
Real estate	327	301	26	9%	638	624	14	2%
Other	175	159	16	10%	341	330	11	3%
Total Revenues	2,586	2,521	65	3%	5,085	4,999	86	2%
Operating expenses	(1,281)	(1,294)	13	1%	(2,554)	(2,567)	13	1%
Selling, general and administrative	(832)	(818)	(14)	(2)%	(1,694)	(1,673)	(21)	(1)%
Depreciation and amortization	(179)	(174)	(5)	(3)%	(350)	(353)	3	1%
Impairment and restructuring charges	(13)	(19)	6	32%	(51)	(40)	(11)	(28)%
Equity losses of affiliates	(1)	(29)	28	97%	(3)	(33)	30	91%
Interest expense, net	(25)	(26)	1	4%	(48)	(53)	5	9%
Other, net	22	(6)	28	**	(13)	(24)	11	46%
Income before income tax expense	277	155	122	79%	372	256	116	45%
Income tax expense	(94)	(61)	(33)	(54)%	(131)	(96)	(35)	(36)%
Net income	183	94	89	95%	241	160	81	51%
Net income attributable to noncontrolling interests	(27)	(27)	—	—%	(55)	(53)	(2)	(4)%
Net income attributable to News Corporation stockholders	$156	$67	$89	**	$186	$107	$79	74%
** not meaningful
Revenues— Revenues increased $65 million, or 3%, and $86 million, or 2%, for the three and six months ended December 31, 2023, respectively, as compared to the corresponding periods of fiscal 2023.
The revenue increase for the three months ended December 31, 2023 was primarily driven by increases at the Digital Real Estate Services segment due to higher Australian residential revenues at REA Group, partially offset by lower revenues at Move primarily due to the continued impact of the macroeconomic environment on the U.S. housing market, at the Dow Jones segment primarily due to higher professional information business revenues and at the Book Publishing segment due to higher digital sales and improved returns in the U.S. primarily driven by recovering consumer demand industry-wide and the absence of some logistical constraints at Amazon. The increases were partially offset by lower revenues at the News Media segment primarily due to lower advertising revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $13 million, or 1%, for the three months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.

The revenue increase for the six months ended December 31, 2023 was primarily driven by the increase at the Book Publishing segment due to higher digital and physical book sales and improved returns in the U.S. primarily driven by recovering consumer demand industry-wide and the absence of the impact of Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint in the prior year, at the Dow Jones segment due to higher professional information business revenues and at the Digital Real Estate Services segment due to higher Australian residential revenues at REA Group, partially offset by lower revenues at Move primarily due to the continued impact of the macroeconomic environment on the U.S. housing market. These increases were partially offset by lower advertising revenues at the News Media segment. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $1 million for the six months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
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
Operating expenses— Operating expenses decreased $13 million, or 1%, for both the three and six months ended December 31, 2023 as compared to the corresponding periods of fiscal 2023.
The decrease in operating expenses for the three months ended December 31, 2023 was primarily driven by lower expenses at the Book Publishing segment primarily due to lower manufacturing, freight and distribution costs driven by product mix and the absence of prior year supply chain challenges and inventory and inflationary pressures and at the News Media segment primarily due to lower production costs at News UK driven by lower print volume and newsprint prices. These decreases were partially offset by higher expenses at the Subscription Video Services segment primarily due to higher sports programming rights costs due to contractual increases. The Company also benefited from gross cost savings related to the announced 5% headcount reduction initiative. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $8 million, or 1%, for the three months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
The decrease in operating expenses for the six months ended December 31, 2023 was primarily driven by lower expenses at the Book Publishing segment primarily due to lower manufacturing, freight and distribution costs driven by product mix and the absence of prior year supply chain challenges and inventory and inflationary pressures and at the News Media segment primarily due to lower production at News UK driven by lower print volume and newsprint prices. These decreases were partially offset by higher expenses at the Subscription Video Services segment primarily driven by higher sports programming rights costs due to contractual increases. The Company also benefited from gross cost savings related to the announced 5% headcount reduction initiative. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $5 million for the six months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
Selling, general and administrative— Selling, general and administrative increased $14 million, or 2%, and $21 million, or 1%, for the three and six months ended December 31, 2023, respectively, as compared to the corresponding periods of fiscal 2023.
The increase in Selling, general and administrative for the three months ended December 31, 2023 was primarily driven by higher expenses at the Digital Real Estate Services segment primarily due to higher employee costs and broker commissions at REA Group and at the Book Publishing segment primarily due to higher employee costs. These increases were partially offset by the decrease at the Subscription Video Services segment due to lower technology and marketing costs and the absence of $6 million of one-time costs related to the professional fees incurred by the Special Committee and the Company in connection with evaluating the proposal from the Murdoch Family Trust in the prior year. The Company also benefited from gross cost savings related to the announced 5% headcount reduction initiative. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $5 million, or 1%, for the three months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.

The increase in Selling, general and administrative for the six months ended December 31, 2023 was primarily driven by higher expenses at the Book Publishing segment primarily due to higher employee costs and at the Digital Real Estate Services segment primarily due to higher employee costs and broker commissions at REA Group, partially offset by lower expenses at the Subscription Video Services segment primarily driven by lower marketing and technology costs and the absence of $6 million of one-time costs related to the professional fees incurred by the Special Committee and the Company in connection with evaluating the proposal from the Murdoch Family Trust in the prior year. The Company also benefited from gross cost savings related to the announced 5% headcount reduction initiative. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $2 million for the six months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
Depreciation and amortization— Depreciation and amortization expense increased $5 million, or 3%, and decreased $3 million, or 1%, for the three and six months ended December 31, 2023, respectively, as compared to the corresponding periods of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $1 million and $4 million, or 1%, for the three and six months ended December 31, 2023, respectively, as compared to the corresponding periods of fiscal 2023.
Impairment and restructuring charges— During the three and six months ended December 31, 2023, the Company recognized non-cash impairment charges of $1 million and $22 million, respectively, at the News Media segment related to the write-down of fixed assets associated with the proposed combination of certain U.K. printing operations with those of a third party.
During the three and six months ended December 31, 2023, the Company recorded restructuring charges of $10 million and $27 million, respectively. During the three and six months ended December 31, 2022, the Company recorded restructuring charges of $19 million and $40 million, respectively.
See Note 3—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Equity losses of affiliates— Equity losses of affiliates decreased by $28 million and $30 million for the three and six months ended December 31, 2023, respectively, as compared to the corresponding periods of fiscal 2023, primarily due to the absence of losses from an investment in an Australian sports wagering venture recognized during the three and six months ended December 31, 2022. See Note 4—Investments in the accompanying Consolidated Financial Statements.
Interest expense, net— Interest expense, net decreased by $1 million, or 4%, and $5 million, or 9%, for the three and six months ended December 31, 2023, respectively, as compared to the corresponding periods of fiscal 2023, primarily driven by higher interest income as a result of higher interest rates on cash balances. See Note 5—Borrowings and Note 7—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
Other, net— Other, net increased by $28 million and $11 million for the three and six months ended December 31, 2023, respectively, as compared to the corresponding periods of fiscal 2023. See Note 12—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense— For the three months ended December 31, 2023, the Company recorded income tax expense of $94 million on pre-tax income of $277 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the six months ended December 31, 2023, the Company recorded income tax expense of $131 million on pre-tax income of $372 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
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
Net income— Net income for the three and six months ended December 31, 2023 was $183 million and $241 million, respectively, compared to net income of $94 million and $160 million for the corresponding periods of fiscal 2023.
Net income for the three months ended December 31, 2023 increased by $89 million, or 95%, as compared to the corresponding period of fiscal 2023, primarily driven by higher Total Segment EBITDA, higher Other, net and lower losses from equity affiliates, partially offset by higher income tax expense.
Net income for the six months ended December 31, 2023 increased by $81 million, or 51%, as compared to the corresponding period of fiscal 2023, primarily driven by higher Total Segment EBITDA, lower losses from equity affiliates and higher Other, net, partially offset by higher income tax expense and impairment and restructuring charges.
Net income attributable to noncontrolling interests— Net income attributable to noncontrolling interests was flat and increased by $2 million, or 4%, for the three and six months ended December 31, 2023, respectively, as compared to the corresponding periods of fiscal 2023.
Segment Analysis
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

The following table reconciles Net income to Total Segment EBITDA for the three and six months ended December 31, 2023 and 2022:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
(in millions)
Net income	$183	$94	$241	$160
Add:
Income tax expense	94	61	131	96
Other, net	(22)	6	13	24
Interest expense, net	25	26	48	53
Equity losses of affiliates	1	29	3	33
Impairment and restructuring charges	13	19	51	40
Depreciation and amortization	179	174	350	353
Total Segment EBITDA	$473	$409	$837	$759
The following tables set forth the Company’s Revenues and Segment EBITDA by reportable segment for the three and six months ended December 31, 2023 and 2022:

	For the three months ended December 31,
	2023		2022
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$419	$147	$386	$128
Subscription Video Services	470	77	462	90
Dow Jones	584	163	563	139
Book Publishing	550	85	531	51
News Media	563	52	579	59
Other	—	(51)	—	(58)
Total	$2,586	$473	$2,521	$409

	For the six months ended December 31,
	2023		2022
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$822	$269	$807	$247
Subscription Video Services	956	170	964	201
Dow Jones	1,121	287	1,078	252
Book Publishing	1,075	150	1,018	90
News Media	1,111	66	1,132	77
Other	—	(105)	—	(108)
Total	$5,085	$837	$4,999	$759

Digital Real Estate Services (16% of the Company’s consolidated revenues in both the six months ended December 31, 2023 and 2022)

	For the three months ended December 31,				For the six months ended December 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$2	$3	$(1)	(33)%	$5	$6	$(1)	(17)%
Advertising	32	33	(1)	(3)%	67	68	(1)	(1)%
Real estate	327	301	26	9%	638	624	14	2%
Other	58	49	9	18%	112	109	3	3%
Total Revenues	419	386	33	9%	822	807	15	2%
Operating expenses	(47)	(51)	4	8%	(96)	(108)	12	11%
Selling, general and administrative	(225)	(207)	(18)	(9)%	(457)	(452)	(5)	(1)%
Segment EBITDA	$147	$128	$19	15%	$269	$247	$22	9%
For the three months ended December 31, 2023, revenues at the Digital Real Estate Services segment increased $33 million, or 9%, as compared to the corresponding period of fiscal 2023. Revenues at REA Group increased $52 million, or 22%, to $292 million for the three months ended December 31, 2023 from $240 million in the corresponding period of fiscal 2023, primarily driven by higher Australian residential revenues due to price increases, increased depth penetration, favorable geographic mix and growth in national listings and higher financial services revenue, partially offset by the $3 million, or 1%, negative impact of foreign currency fluctuations. Revenues at Move decreased $19 million, or 13%, to $127 million for the three months ended December 31, 2023 from $146 million in the corresponding period of fiscal 2023, primarily driven by the continued impact of the macroeconomic environment on the housing market, including higher interest rates. The market downturn resulted in lower lead volumes, which decreased 7%, and lower transaction volumes. These factors adversely impacted revenues from both the referral model, which includes the ReadyConnect Concierge℠ product, and the traditional lead generation product.
For the three months ended December 31, 2023, Segment EBITDA at the Digital Real Estate Services segment increased $19 million, or 15%, as compared to the corresponding period of fiscal 2023 due to an increased contribution from REA Group, which was partially offset by the adverse impact from Move. The contribution from REA Group increased due to the higher revenues discussed above, partially offset by higher employee costs and broker commissions and the $2 million, or 1%, negative impact of foreign currency fluctuations. The adverse impact from Move was due to the lower revenues discussed above, partially offset by gross cost savings related to the announced 5% headcount reduction initiative.
For the six months ended December 31, 2023, revenues at the Digital Real Estate Services segment increased $15 million, or 2%, as compared to the corresponding period of fiscal 2023. Revenues at REA Group increased $61 million, or 12%, to $553 million for the six months ended December 31, 2023 from $492 million in the corresponding period of fiscal 2023, primarily driven by higher Australian residential revenues due to price increases, increased depth penetration and growth in national listings and higher financial services revenue, partially offset by the $14 million, or 3%, negative impact of foreign currency fluctuations. Revenues at Move decreased $46 million, or 15%, to $269 million for the six months ended December 31, 2023 from $315 million in the corresponding period of fiscal 2023, primarily driven by the continued impact of the macroeconomic environment on the housing market, including higher interest rates. The market downturn resulted in lower lead volumes, which decreased 9%, and lower transaction volumes. These factors adversely impacted revenues from both the referral model, which includes the ReadyConnect Concierge℠ product, and the traditional lead generation product.
For the six months ended December 31, 2023, Segment EBITDA at the Digital Real Estate Services segment increased $22 million, or 9%, as compared to the corresponding period of fiscal 2023 due to an increased contribution from REA Group, which was partially offset by the adverse impact from Move. The contribution from REA Group increased due to the higher revenues discussed above, partially offset by higher employee costs and broker commissions and the $7 million, or 3%, negative impact of foreign currency fluctuations. The adverse impact from Move was due to the lower revenues discussed above, partially offset by gross cost savings related to the announced 5% headcount reduction initiative.

Subscription Video Services (19% of the Company’s consolidated revenues in both the six months ended December 31, 2023 and 2022)

	For the three months ended December 31,				For the six months ended December 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$404	$405	$(1)	—%	$819	$830	$(11)	(1)%
Advertising	51	47	4	9%	113	111	2	2%
Other	15	10	5	50%	24	23	1	4%
Total Revenues	470	462	8	2%	956	964	(8)	(1)%
Operating expenses	(323)	(292)	(31)	(11)%	(632)	(598)	(34)	(6)%
Selling, general and administrative	(70)	(80)	10	13%	(154)	(165)	11	7%
Segment EBITDA	$77	$90	$(13)	(14)%	$170	$201	$(31)	(15)%
For the three months ended December 31, 2023, revenues at the Subscription Video Services segment increased $8 million, or 2%, as compared to the corresponding period of fiscal 2023. Streaming revenues increased $13 million, primarily due to increased volume and pricing at Kayo and BINGE, despite a more difficult Summer sports season and inflationary pressures. The increase in streaming revenues more than offset lower residential subscription revenues resulting from fewer residential broadcast subscribers and the negative impact of foreign currency fluctuations. Foxtel Group streaming subscription revenues represented approximately 29% of total circulation and subscription revenues for the three months ended December 31, 2023 as compared to 26% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $6 million, or 1%, for the three months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
For the three months ended December 31, 2023, Segment EBITDA decreased $13 million, or 14%, as compared to the corresponding period of fiscal 2023, driven by higher sports programming rights costs due to contractual increases, $10 million of costs related to the upcoming launch of Hubbl and the $1 million, or 1%, negative impact of foreign currency fluctuations, partially offset by the revenue drivers discussed above, lower technology and marketing costs and gross cost savings related to the announced 5% headcount reduction initiative.
For the six months ended December 31, 2023, revenues at the Subscription Video Services segment decreased $8 million, or 1%, as compared to the corresponding period of fiscal 2023 primarily due to the negative impact of foreign currency fluctuations. Streaming revenues increased $35 million, primarily due to increased volume and pricing at Kayo and BINGE, despite a more difficult Summer sports season and inflationary pressures. The increase in streaming revenues more than offset lower residential subscription revenues resulting from fewer residential broadcast subscribers. Foxtel Group streaming subscription revenues represented approximately 29% of total circulation and subscription revenues for the six months ended December 31, 2023 as compared to 26% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $27 million, or 3%, for the six months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
For the six months ended December 31, 2023, Segment EBITDA decreased $31 million, or 15%, as compared to the corresponding period of fiscal 2023, driven by higher sports programming rights costs due to contractual increases, $10 million of costs related to the upcoming launch of Hubbl and the $5 million, or 2%, negative impact of foreign currency fluctuations, partially offset by the revenue drivers discussed above, lower marketing and technology costs and gross cost savings related to the announced 5% headcount reduction initiative.

The following tables provide information regarding certain key performance indicators for the Foxtel Group, the primary reporting unit within the Subscription Video Services segment, as of and for the three and six months ended December 31, 2023 and 2022 (see the Company’s 2023 Form 10-K for further detail regarding these performance indicators):

	As of December 31,
	2023	2022
	(in 000's)
Broadcast Subscribers
Residential(a)	1,273	1,401
Commercial(b)	232	230
Streaming Subscribers (Total (Paid))(c)
Kayo	1,183 (1,173 paid)	1,136 (1,126 paid)
BINGE	1,503 (1,471 paid)	1,439 (1,375 paid)
Foxtel Now	155 (150 paid)	183 (177 paid)

Total Subscribers (Total (Paid))(d)	4,365 (4,317 paid)	4,414 (4,329 paid)

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Broadcast ARPU(e)	A$86 (US$56)	A$83 (US$55)	A$85 (US$56)	A$83 (US$56)
Broadcast Subscriber Churn(f)	12.9%	12.9%	12.2%	13.6%
(a)    Subscribing households throughout Australia as of December 31, 2023 and 2022.
(b)    Commercial subscribers throughout Australia as of December 31, 2023 and 2022. Commercial subscribers are calculated as residential equivalent business units and are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year.
(c)    Total and Paid subscribers for the applicable streaming service as of December 31, 2023 and 2022. Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)    Total subscribers consists of Foxtel Group’s broadcast and streaming services listed above and its news aggregation streaming service.
(e)    Average monthly broadcast residential subscription revenue per user (“Broadcast ARPU”) for the three and six months ended December 31, 2023 and 2022.
(f)    Broadcast residential subscriber churn rate (“Broadcast Subscriber Churn”) for the three and six months ended December 31, 2023 and 2022. Broadcast subscriber churn represents the number of residential subscribers whose service is disconnected, expressed as a percentage of the average total number of residential subscribers, presented on an annual basis.

Dow Jones (22% of the Company’s consolidated revenues in both the six months ended December 31, 2023 and 2022)

	For the three months ended December 31,				For the six months ended December 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$441	$417	$24	6%	$877	$831	$46	6%
Advertising	126	131	(5)	(4)%	217	225	(8)	(4)%
Other	17	15	2	13%	27	22	5	23%
Total Revenues	584	563	21	4%	1,121	1,078	43	4%
Operating expenses	(234)	(240)	6	3%	(469)	(470)	1	—%
Selling, general and administrative	(187)	(184)	(3)	(2)%	(365)	(356)	(9)	(3)%
Segment EBITDA	$163	$139	$24	17%	$287	$252	$35	14%
For the three months ended December 31, 2023, revenues at the Dow Jones segment increased $21 million, or 4%, as compared to the corresponding period of fiscal 2023, primarily driven by higher professional information business revenues. Digital revenues at the Dow Jones segment represented 78% of total revenues for the three months ended December 31, 2023, as compared to 76% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $3 million, or 1%, for the three months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
For the six months ended December 31, 2023, revenues at the Dow Jones segment increased $43 million, or 4%, as compared to the corresponding period of fiscal 2023, primarily driven by higher professional information business revenues. Digital revenues at the Dow Jones segment represented 79% of total revenues for the six months ended December 31, 2023, as compared to 77% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $7 million, or 1%, for the six months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
Circulation and subscription revenues

	For the three months ended December 31,				For the six months ended December 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$231	$231	$—	—%	$463	$466	$(3)	(1)%
Risk and Compliance	72	62	10	16%	142	119	23	19%
Dow Jones Energy	62	54	8	15%	123	105	18	17%
Other information services	76	70	6	9%	149	141	8	6%
Professional information business	210	186	24	13%	414	365	49	13%
Total circulation and subscription revenues	$441	$417	$24	6%	$877	$831	$46	6%
Circulation and subscription revenues increased $24 million, or 6%, during the three months ended December 31, 2023 as compared to the corresponding period of fiscal 2023. Professional information business revenues increased $24 million, or 13%, primarily driven by the $10 million increase in Risk & Compliance revenues due to growth from both corporate and financial customers, the $8 million increase in Dow Jones Energy revenues resulting from price increases and new products and customers and the $6 million increase in Other information services revenues due to higher revenues at Factiva. Circulation and other revenues were flat, as the growth in digital-only subscriptions, primarily at The Wall Street Journal, was offset by print circulation declines. Digital revenues represented 70% of circulation revenue for the three months ended December 31, 2023, as compared to 69% in the corresponding period of fiscal 2023.

Circulation and subscription revenues increased $46 million, or 6%, during the six months ended December 31, 2023 as compared to the corresponding period of fiscal 2023. Professional information business revenues increased $49 million, or 13%, primarily driven by the $23 million increase in Risk & Compliance revenues due to growth from both financial and corporate customers, the $18 million increase in Dow Jones Energy revenues resulting from price increases, new products and customers and a modest benefit from new events and one-time items and the $8 million increase in Other information services revenues due to higher revenues at Factiva. Circulation and other revenues decreased $3 million, or 1%, driven by print circulation declines and lower content licensing revenues, partially offset by growth in digital-only subscriptions, primarily at The Wall Street Journal. Digital revenues represented 70% of circulation revenue for the six months ended December 31, 2023, as compared to 68% in the corresponding period of fiscal 2023.
The following table summarizes average daily consumer subscriptions during the three months ended December 31, 2023 and 2022 for select publications and for all consumer subscription products:(a)

	For the three months ended December 31(b),
	2023	2022	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	3,528	3,167	361	11%
Total subscriptions	4,052	3,780	272	7%
Barron’s Group(d)
Digital-only subscriptions(c)	1,104	894	210	23%
Total subscriptions	1,242	1,062	180	17%
Total Consumer(e)
Digital-only subscriptions(c)	4,746	4,139	607	15%
Total subscriptions	5,427	4,943	484	10%
(a)Based on internal data for the periods from October 2, 2023 through December 31, 2023 and October 3, 2022 through January 1, 2023, respectively, with independent verification procedures performed by PricewaterhouseCoopers LLP UK.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
Advertising revenues
Advertising revenues decreased $5 million, or 4%, during the three months ended December 31, 2023 as compared to the corresponding period of fiscal 2023, driven by the $6 million decrease in print advertising revenues primarily due to lower advertising spend within the financial services sector. Digital advertising represented 62% of advertising revenue for the three months ended December 31, 2023, as compared to 59% in the corresponding period of fiscal 2023.
Advertising revenues decreased $8 million, or 4%, during the six months ended December 31, 2023 as compared to the corresponding period of fiscal 2023, driven by the $8 million decrease in print advertising revenues primarily due to lower advertising spend within the technology and financial services sectors. Digital advertising represented 64% of advertising revenue for the six months ended December 31, 2023, as compared to 61% in the corresponding period of fiscal 2023.
Segment EBITDA
For the three months ended December 31, 2023, Segment EBITDA at the Dow Jones segment increased $24 million, or 17%, as compared to the corresponding period of fiscal 2023, primarily due to the increase in revenues discussed above and gross cost savings related to the announced 5% headcount reduction initiative.

For the six months ended December 31, 2023, Segment EBITDA at the Dow Jones segment increased $35 million, or 14%, as compared to the corresponding period of fiscal 2023, primarily due to the increase in revenues discussed above and gross cost savings related to the announced 5% headcount reduction initiative.
Book Publishing (21% and 20% of the Company’s consolidated revenues in the six months ended December 31, 2023 and 2022, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$527	$512	$15	3%	$1,029	$979	$50	5%
Other	23	19	4	21%	46	39	7	18%
Total Revenues	550	531	19	4%	1,075	1,018	57	6%
Operating expenses	(370)	(392)	22	6%	(736)	(758)	22	3%
Selling, general and administrative	(95)	(88)	(7)	(8)%	(189)	(170)	(19)	(11)%
Segment EBITDA	$85	$51	$34	67%	$150	$90	$60	67%
For the three months ended December 31, 2023, revenues at the Book Publishing segment increased $19 million, or 4%, as compared to the corresponding period of fiscal 2023, primarily driven by higher digital book sales, including Tom Lake by Ann Patchett and Demon Copperhead by Barbara Kingsolver, and improved returns in the U.S., primarily driven by recovering consumer demand industry-wide and the absence of some logistical constraints at Amazon. Digital sales increased by 15% as compared to the corresponding period of fiscal 2023 driven by strong market growth for downloadable audiobook sales as well as the contribution from a new Spotify partnership. Digital sales represented approximately 21% of consumer revenues, as compared to 19% in the corresponding period of fiscal 2023, and backlist sales represented approximately 60% of consumer revenues during the three months ended December 31, 2023, as compared to 57% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $6 million, or 2%, for the three months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
For the three months ended December 31, 2023, Segment EBITDA at the Book Publishing segment increased $34 million, or 67%, as compared to the corresponding period of fiscal 2023, primarily due to the higher revenues discussed above and lower manufacturing, freight and distribution costs driven by product mix and the absence of prior year supply chain challenges and inventory and inflationary pressures, partially offset by higher employee costs.
For the six months ended December 31, 2023, revenues at the Book Publishing segment increased $57 million, or 6%, as compared to the corresponding period of fiscal 2023, primarily driven by higher digital and physical book sales, improved returns in the U.S., primarily driven by recovering consumer demand industry-wide and the absence of the impact of Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint in the prior year. Digital sales increased by 9% as compared to the corresponding period of fiscal 2023 driven by strong market growth for downloadable audiobook sales as well as the contribution from a new Spotify partnership. Digital sales represented approximately 22% of consumer revenues, as compared to 21% in the corresponding period of fiscal 2023. Backlist sales represented approximately 60% of consumer revenues during the six months ended December 31, 2023, as compared to 61% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $13 million, or 2%, for the six months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
For the six months ended December 31, 2023, Segment EBITDA at the Book Publishing segment increased $60 million, or 67%, as compared to the corresponding period of fiscal 2023, primarily due to the higher revenues discussed above and lower manufacturing, freight and distribution costs driven by product mix and the absence of prior year supply chain challenges and inventory and inflationary pressures, partially offset by higher employee costs.

News Media (22% and 23% of the Company’s consolidated revenues in the six months ended December 31, 2023 and 2022, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2023	2022	Change	% Change	2023	2022	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$272	$260	$12	5%	$547	$529	$18	3%
Advertising	229	253	(24)	(9)%	432	466	(34)	(7)%
Other	62	66	(4)	(6)%	132	137	(5)	(4)%
Total Revenues	563	579	(16)	(3)%	1,111	1,132	(21)	(2)%
Operating expenses	(307)	(319)	12	4%	(621)	(633)	12	2%
Selling, general and administrative	(204)	(201)	(3)	(1)%	(424)	(422)	(2)	—%
Segment EBITDA	$52	$59	$(7)	(12)%	$66	$77	$(11)	(14)%
Revenues at the News Media segment decreased $16 million, or 3%, for the three months ended December 31, 2023 as compared to the corresponding period of fiscal 2023. Advertising revenues decreased $24 million, or 9%, as compared to the corresponding period of fiscal 2023, primarily driven by lower digital advertising, mainly due to a decline in traffic at some mastheads due to platform related changes, and lower print advertising primarily at News Corp Australia, partially offset by the $5 million, or 2%, positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $12 million, or 5%, as compared to the corresponding period of fiscal 2023, primarily driven by the $7 million, or 3%, positive impact of foreign currency fluctuations, cover price increases and digital subscriber growth across key mastheads, partially offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $13 million, or 2%, for the three months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
Segment EBITDA at the News Media segment decreased by $7 million, or 12%, for the three months ended December 31, 2023 as compared to the corresponding period of fiscal 2023, primarily due to the lower revenues discussed above, partially offset by lower production costs at News UK driven by lower print volume and newsprint prices and gross cost savings related to the announced 5% headcount reduction initiative.
Revenues at the News Media segment decreased $21 million, or 2%, for the six months ended December 31, 2023 as compared to the corresponding period of fiscal 2023. Advertising revenues decreased $34 million, or 7%, as compared to the corresponding period of fiscal 2023, primarily driven by lower print advertising at News Corp Australia and News UK and lower digital advertising, mainly due to a decline in traffic at some mastheads due to platform related changes, partially offset by the $7 million, or 2%, positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $18 million, or 3%, as compared to the corresponding period of fiscal 2023, driven by the $12 million, or 2%, positive impact of foreign currency fluctuations, cover price increases and digital subscriber growth across key mastheads, partially offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $20 million, or 2%, for the six months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
Segment EBITDA at the News Media segment decreased by $11 million, or 14%, for the six months ended December 31, 2023 as compared to the corresponding period of fiscal 2023, which includes $4 million of one-time costs at News UK pertaining to the proposed combination of printing operations with DMG Media. The decrease is primarily due to the lower revenues discussed above, partially offset by lower production costs at News UK driven by lower print volume and newsprint prices and gross cost savings related to the announced 5% headcount reduction initiative.
News Corp Australia
Revenues were $236 million for the three months ended December 31, 2023, a decrease of $16 million, or 6%, compared to revenues of $252 million in the corresponding period of fiscal 2023. Advertising revenues decreased $17 million, or 15%, due to lower print and digital advertising revenues. Circulation and subscription revenues decreased $1 million due to the $1 million negative impact of foreign currency fluctuations, as print volume declines were offset by cover price increases and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $2 million for the three months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.

Revenues were $474 million for the six months ended December 31, 2023, a decrease of $33 million, or 7%, compared to revenues of $507 million in the corresponding period of fiscal 2023. Advertising revenues decreased $28 million, or 13%, due to lower print and digital advertising revenues and the $5 million, or 2%, negative impact of foreign currency fluctuations. Circulation and subscription revenues decreased $6 million, or 3%, due to the $6 million, or 3%, negative impact of foreign currency fluctuations, as print volume declines were offset by cover price increases and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $13 million, or 3%, for the six months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
News UK
Revenues were $239 million for the three months ended December 31, 2023, an increase of $1 million as compared to revenues of $238 million in the corresponding period of fiscal 2023. Circulation and subscription revenues increased $12 million, or 9%, due to the $8 million, or 6%, positive impact of foreign currency fluctuations, cover price increases and digital subscriber growth, partially offset by print volume declines. Advertising revenues decreased $7 million, or 8%, due to lower digital and print advertising revenues, partially offset by the $4 million, or 5%, positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $13 million, or 5%, for the three months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
Revenues were $467 million for the six months ended December 31, 2023, an increase of $8 million, or 2%, as compared to revenues of $459 million in the corresponding period of fiscal 2023. Circulation and subscription revenues increased $22 million, or 8%, due to the $18 million, or 6%, positive impact of foreign currency fluctuations, cover price increases and digital subscriber growth, partially offset by print volume declines. Advertising revenues decreased $9 million, or 6%, primarily driven by lower digital and print advertising revenues, partially offset by the $7 million, or 5%, positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $28 million, or 6%, for the six months ended December 31, 2023 as compared to the corresponding period of fiscal 2023.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of December 31, 2023, the Company’s cash and cash equivalents were $1.7 billion. The Company also has available borrowing capacity under its revolving credit facility (the “Revolving Facility”) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next 12 months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next 12 months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of December 31, 2023, the Company’s consolidated assets included $838 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $214 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.
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

Issuer Purchases of Equity Securities
The Company’s Board of Directors (the “Board of Directors”) has authorized a repurchase program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of December 31, 2023, the remaining authorized amount under the Repurchase Program was approximately $522 million.
During the three and six months ended December 31, 2023, the Company repurchased and subsequently retired 0.8 million and 1.8 million shares, respectively, of Class A Common Stock for approximately $18 million and $38 million, respectively, and 0.4 million and 0.8 million shares, respectively, of Class B Common Stock for approximately $8 million and $17 million, respectively. During the three and six months ended December 31, 2022, the Company repurchased and subsequently retired 1.9 million and 6.9 million shares, respectively, of Class A Common Stock for approximately $31 million and $115 million, respectively, and 1.0 million and 3.5 million shares, respectively, of Class B Common Stock for approximately $16 million and $59 million, respectively.
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
Sources and Uses of Cash—For the six months ended December 31, 2023 versus the six months ended December 31, 2022
Net cash provided by operating activities for the six months ended December 31, 2023 and 2022 was as follows (in millions):

	For the six months ended December 31,
	2023	2022
Net cash provided by operating activities	$305	$161
Net cash provided by operating activities increased by $144 million for the six months ended December 31, 2023 as compared to the six months ended December 31, 2022. The increase was primarily due to higher Total Segment EBITDA, lower working capital and lower tax payments, partially offset by higher restructuring payments.
Net cash used in investing activities for the six months ended December 31, 2023 and 2022 was as follows (in millions):

	For the six months ended December 31,
	2023	2022
Net cash used in investing activities	$(278)	$(337)
Net cash used in investing activities decreased by $59 million for the six months ended December 31, 2023, as compared to the six months ended December 31, 2022. During the six months ended December 31, 2023, the Company used $236 million of cash for capital expenditures, of which $82 million related to Foxtel, and $42 million for acquisitions and investments. During the six months ended December 31, 2022, the Company used $217 million of cash for capital expenditures, of which $84 million related to Foxtel, and $107 million for investments and acquisitions.

Net cash used in financing activities for the six months ended December 31, 2023 and 2022 was as follows (in millions):

	For the six months ended December 31,
	2023	2022
Net cash used in financing activities	$(144)	$(312)
Net cash used in financing activities was $144 million for the six months ended December 31, 2023, as compared to $312 million for the six months ended December 31, 2022.
During the six months ended December 31, 2023, the Company had $1,044 million of borrowing repayments, primarily related to the refinancing of Foxtel and REA Groups’ debt portfolios, dividend payments of $85 million to News Corporation stockholders and REA Group minority stockholders and $56 million of stock repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program. The net cash used in financing activities was partially offset by new borrowings of $1,049 million primarily related to the refinancings at Foxtel and REA Group and $53 million related to the net settlement of certain hedges which were terminated in connection with the refinancing at Foxtel.
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
Neither free cash flow nor free cash flow available to News Corporation represents the total increase or decrease in the cash balance for the period and should be considered in addition to, not as a substitute for, the net change in cash and cash equivalents as presented in the Company’s consolidated statements of cash flows prepared in accordance with GAAP, which incorporates all cash movements during the period.
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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow and free cash flow available to News Corporation:

	For the six months ended December 31,
	2023	2022
	(in millions)
Net cash provided by operating activities	$305	$161
Less: Capital expenditures	(236)	(217)
Free cash flow	69	(56)
Less: REA Group free cash flow	(134)	(96)
Plus: Cash dividends received from REA Group	44	50
Free cash flow available to News Corporation	$(21)	$(102)
Free cash flow in the six months ended December 31, 2023 was $69 million compared to $(56) million in the prior year. Free cash flow available to News Corporation in the six months ended December 31, 2023 was $(21) million compared to $(102) million in the prior year. Free cash flow and Free cash flow available to News Corporation improved primarily due to higher cash provided by operating activities, partially offset by higher capital expenditures, as discussed above.
Borrowings
As of December 31, 2023, the Company, certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $3.0 billion, including the current portion. Both the Foxtel Group and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.
News Corp Borrowings
As of December 31, 2023, the Company had (i) borrowings of $1,974 million, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans and (ii) $750 million of undrawn commitments available under the Revolving Facility.
Foxtel Group Borrowings
As of December 31, 2023, the Foxtel Debt Group had (i) borrowings of approximately $767 million, including the amounts outstanding under the 2024 Foxtel Credit Facility (described below), the 2017 Working Capital Facility and the Telstra Facility (described below) and (ii) total undrawn commitments of A$255 million available under the 2024 Foxtel Credit Facility and 2017 Working Capital Facility.
During the six months ended December 31, 2023, the Foxtel Group refinanced its A$610 million 2019 revolving credit facility, A$250 million term loan facility and tranche 3 of its 2012 U.S. private placement senior unsecured notes with the proceeds of a new A$1.2 billion syndicated credit facility (the “2024 Foxtel Credit Facility”). The 2024 Foxtel Credit Facility consists of three sub-facilities: (i) an A$817.5 million three year revolving credit facility (the “2024 Foxtel Credit Facility — tranche 1”), (ii) a US$48.7 million four year term loan facility (the “ 2024 Foxtel Credit Facility — tranche 2”) and (iii) an A$311.0 million four year term loan facility (the “2024 Foxtel Credit Facility — tranche 3”). In addition, the Foxtel Group amended its 2017 Working Capital Facility to extend the maturity to August 2026 and modify the pricing.
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
In addition to third-party indebtedness, the Foxtel Debt Group has related party indebtedness consisting of A$639 million of outstanding principal (excluding capitalized interest) of subordinated shareholder loans as of December 31, 2023. The shareholder loans bear interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 6.30% to 7.75% and mature in December 2027. Amounts outstanding under the shareholder loans are permitted to be repaid if (i) no actual or potential event of default exists both before and immediately after repayment and (ii) the net debt to EBITDA ratio of the Foxtel Debt Group was on the most recent covenant calculation date, and would be immediately after the cash repayment, less than or equal to 2.25 to 1.0. In the three months ended December 31, 2023, the Foxtel Debt Group repaid A$61 million of outstanding principal of shareholder loans. Additionally, the Foxtel Debt Group has an A$170 million subordinated shareholder loan facility with Telstra which can be used to finance cable transmission costs due to Telstra. The Telstra Facility bears interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. The Company excludes the utilization of the Telstra Facility from the Statements of Cash Flows because it is non-cash.
REA Group Borrowings
As of December 31, 2023, REA Group had (i) borrowings of approximately $271 million, consisting of amounts outstanding under the 2024 REA Credit Facility (described below) and 2024 Subsidiary Facility (described below) and (ii) A$285 million of undrawn commitments available under the 2024 REA Credit Facility and the 2024 Subsidiary Facility.
During the six months ended December 31, 2023, REA Group entered into a new unsecured syndicated credit facility (the “2024 REA Credit Facility”) which replaces the 2022 Credit Facility and consists of two sub-facilities: (i) a five-year A$400 million revolving loan facility (the “2024 REA Credit Facility—tranche 1”) which was used to refinance tranche 1 of the 2022 Credit Facility and (ii) an A$200 million revolving loan facility representing the continuation of tranche 2 of the 2022 Credit Facility (the “2024 REA Credit Facility—tranche 2”). REA Group may request increases in the amount of the 2024 REA Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement.
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

During the six months ended December 31, 2023, REA Group also entered into an A$83 million unsecured bilateral revolving credit facility (the “2024 Subsidiary Facility”). Proceeds of the 2024 Subsidiary Facility will be used to refinance an existing facility at one of its subsidiaries and to fund its business of providing short-term financing to real estate agents and vendors. Borrowings under the 2024 Subsidiary Facility accrue interest at a rate of the Australian BBSY plus a margin of 1.40% and undrawn balances carry a commitment fee of 40% of the applicable margin. The facility agreement governing the 2024 Subsidiary Facility permits the lender to cancel its commitment and declare all outstanding amounts immediately due and payable after a consultation period in specified circumstances, including if certain key operating measures of its subsidiary fall below the budgeted amount for two consecutive quarters. The agreement also contains certain other customary affirmative and negative covenants and events of default that are similar to those governing the 2024 REA Credit Facility.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at December 31, 2023.
See Note 5—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including additional information about interest rates, amortization (if any), maturities and covenants related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. As a result of entering into the 2024 Foxtel Credit Facility, the 2024 REA Credit Facility and the 2024 Subsidiary Facility during the six months ended December 31, 2023, the Company has presented its commitments associated with its borrowings and the related interest payments in the table below.

	As of December 31, 2023
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Borrowings(a)	$3,029	$36	$694	$799	$1,500
Interest payments on borrowings(b)	686	155	269	153	109
(a)See Note 5—Borrowings.
(b)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at December 31, 2023. Such rates are subject to change in future periods.
The Company’s other commitments as of December 31, 2023 have not changed significantly from the disclosures included in the 2023 Form 10-K.
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
The Company establishes an accrued liability for legal claims when it determines that a loss is probable and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters. Legal fees associated with litigation and similar proceedings are expensed as incurred. The Company recognizes gain contingencies when the gain becomes realized or realizable. See Note 9—Commitments and Contingencies in the accompanying Consolidated Financial Statements.

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
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table details the Company’s monthly share repurchases during the three months ended December 31, 2023:

	Total Number of Shares Purchased(a)		Average Price Paid Per Share(b)		Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	Class A	Class B	Class A	Class B
	(in millions, except per share amounts)
October 2, 2023 - October 29, 2023	0.3	0.1	$20.71	$21.48	0.4	$539
October 30, 2023 - December 3, 2023	0.3	0.2	$21.41	$22.27	0.5	$529
December 4, 2023 - December 31, 2023	0.2	0.1	$22.90	$23.92	0.3	$522
Total	0.8	0.4	$21.52	$22.35	1.2
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three and six months ended December 31, 2023 and 2022 (unaudited); (ii) Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2023 and 2022 (unaudited); (iii) Consolidated Balance Sheets as of December 31, 2023 (unaudited) and June 30, 2023 (audited); (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and 2022 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: February 8, 2024