Form 10-Q
period 2024-03-31
NEWS CORP
filed 2024-05-09
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, 379,205,075 shares of Class A Common Stock and 190,683,767 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended March 31,		For the nine months ended March 31,
	Notes	2024	2023	2024	2023
Revenues:
Circulation and subscription		$1,121	$1,122	$3,369	$3,318
Advertising		358	393	1,187	1,263
Consumer		484	495	1,513	1,474
Real estate		301	272	939	896
Other		159	165	500	495
Total Revenues	2	2,423	2,447	7,508	7,446
Operating expenses		(1,238)	(1,286)	(3,792)	(3,853)
Selling, general and administrative		(863)	(841)	(2,557)	(2,514)
Depreciation and amortization		(192)	(183)	(542)	(536)
Impairment and restructuring charges	3	(35)	(25)	(86)	(65)
Equity losses of affiliates	4	(2)	(10)	(5)	(43)
Interest expense, net		(19)	(25)	(67)	(78)
Other, net	12	(10)	14	(23)	(10)
Income before income tax expense		64	91	436	347
Income tax expense	10	(22)	(32)	(153)	(128)
Net income		42	59	283	219
Net income attributable to noncontrolling interests		(12)	(9)	(67)	(62)
Net income attributable to News Corporation stockholders		$30	$50	$216	$157
Net income attributable to News Corporation stockholders per share, basic and diluted	8	$0.05	$0.09	$0.38	$0.27
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; millions)

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Net income	$42	$59	$283	$219
Other comprehensive loss:
Foreign currency translation adjustments	(141)	(33)	(71)	(34)
Net change in the fair value of cash flow hedges(a)	6	(8)	(12)	5
Benefit plan adjustments, net(b)	4	—	17	6
Other comprehensive loss	(131)	(41)	(66)	(23)
Comprehensive (loss) income	(89)	18	217	196
Net income attributable to noncontrolling interests	(12)	(9)	(67)	(62)
Other comprehensive loss attributable to noncontrolling interests(c)	39	17	21	14
Comprehensive (loss) income attributable to News Corporation stockholders	$(62)	$26	$171	$148
(a)    Net of income tax expense (benefit) of $2 million and $(2) million for the three months ended March 31, 2024 and 2023, respectively, and $(5) million and $2 million for the nine months ended March 31, 2024 and 2023, respectively.
(b)    Net of income tax expense of $2 million for the three months ended March 31, 2024 and $6 million and $1 million for the nine months ended March 31, 2024 and 2023, respectively.
(c)    Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of March 31, 2024	As of June 30, 2023
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,943	$1,833
Receivables, net	12	1,438	1,425
Inventory, net		331	311
Other current assets		416	484
Total current assets		4,128	4,053
Non-current assets:
Investments	4	416	427
Property, plant and equipment, net		1,901	2,042
Operating lease right-of-use assets		974	1,036
Intangible assets, net		2,359	2,489
Goodwill		5,131	5,140
Deferred income tax assets, net	10	305	393
Other non-current assets	12	1,330	1,341
Total assets		$16,544	$16,921
Liabilities and Equity:
Current liabilities:
Accounts payable		$269	$440
Accrued expenses		1,238	1,123
Deferred revenue	2	549	622
Current borrowings	5	56	27
Other current liabilities	12	930	953
Total current liabilities		3,042	3,165
Non-current liabilities:
Borrowings	5	2,844	2,940
Retirement benefit obligations		135	134
Deferred income tax liabilities, net	10	124	163
Operating lease liabilities		1,053	1,128
Other non-current liabilities		438	446
Commitments and contingencies	9
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,270	11,449
Accumulated deficit		(1,933)	(2,144)
Accumulated other comprehensive loss		(1,292)	(1,247)
Total News Corporation stockholders’ equity		8,051	8,064
Noncontrolling interests		857	881
Total equity	6	8,908	8,945
Total liabilities and equity		$16,544	$16,921
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 379,582,130 and 379,945,907 shares issued and outstanding, net of 27,368,413 treasury shares at par, at March 31, 2024 and June 30, 2023, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 190,867,055 and 192,013,909 shares issued and outstanding, net of 78,430,424 treasury shares at par, at March 31, 2024 and June 30, 2023, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the nine months ended March 31,
	Notes	2024	2023
Operating activities:
Net income		$283	$219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		542	536
Operating lease expense		72	82
Equity losses of affiliates	4	5	43
Cash distributions received from affiliates		4	7
Impairment charges	3	24	—
Deferred income taxes and taxes payable	10	52	27
Other, net	12	23	10
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		15	(236)
Inventories, net		(12)	(55)
Accounts payable and other liabilities		(164)	37
Net cash provided by operating activities		844	670
Investing activities:
Capital expenditures		(353)	(350)
Acquisitions, net of cash acquired		(20)	(15)
Investments in equity affiliates and other, net		(31)	(105)
Proceeds from property, plant and equipment and other asset dispositions		—	51
Other, net		—	(21)
Net cash used in investing activities		(404)	(440)
Financing activities:
Borrowings	5	1,140	434
Repayment of borrowings	5	(1,235)	(506)
Repurchase of shares	6	(83)	(196)
Dividends paid		(115)	(116)
Other, net		(24)	2
Net cash used in financing activities		(317)	(382)
Net change in cash and cash equivalents		123	(152)
Cash and cash equivalents, beginning of period		1,833	1,822
Effect of exchange rate changes on cash and cash equivalents		(13)	(11)
Cash and cash equivalents, end of period		$1,943	$1,659
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
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2024 and fiscal 2023 include 52 weeks. All references to the three and nine months ended March 31, 2024 and 2023 relate to the three and nine months ended March 31, 2024 and April 2, 2023, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of March 31.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three and nine months ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$3	$398	$445	$—	$275	$—	$1,121
Advertising	32	47	86	—	193	—	358
Consumer	—	—	—	484	—	—	484
Real estate	301	—	—	—	—	—	301
Other	52	10	13	22	62	—	159
Total Revenues	$388	$455	$544	$506	$530	$—	$2,423

	For the three months ended March 31, 2023
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$3	$419	$426	$—	$274	$—	$1,122
Advertising	35	49	88	—	221	—	393
Consumer	—	—	—	495	—	—	495
Real estate	272	—	—	—	—	—	272
Other	53	9	15	20	68	—	165
Total Revenues	$363	$477	$529	$515	$563	$—	$2,447

	For the nine months ended March 31, 2024
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$8	$1,217	$1,322	$—	$822	$—	$3,369
Advertising	99	160	303	—	625	—	1,187
Consumer	—	—	—	1,513	—	—	1,513
Real estate	939	—	—	—	—	—	939
Other	164	34	40	68	194	—	500
Total Revenues	$1,210	$1,411	$1,665	$1,581	$1,641	$—	$7,508

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2023
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$9	$1,249	$1,257	$—	$803	$—	$3,318
Advertising	103	160	313	—	687	—	1,263
Consumer	—	—	—	1,474	—	—	1,474
Real estate	896	—	—	—	—	—	896
Other	162	32	37	59	205	—	495
Total Revenues	$1,170	$1,441	$1,607	$1,533	$1,695	$—	$7,446
Contract liabilities and assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and nine months ended March 31, 2024 and 2023:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$510	$591	$622	$604
Deferral of revenue	905	909	2,648	2,699
Recognition of deferred revenue(a)	(855)	(873)	(2,714)	(2,686)
Other	(11)	(4)	(7)	6
Balance, end of period	$549	$623	$549	$623
(a)For the three and nine months ended March 31, 2024, the Company recognized $211 million and $564 million, respectively, of revenue which was included in the opening deferred revenue balance. For the three and nine months ended March 31, 2023, the Company recognized $340 million and $540 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of March 31, 2024 and 2023.
Other revenue disclosures
The Company typically expenses sales commissions to obtain a customer contract as incurred as the amortization period is twelve months or less. These costs are recorded within Selling, general and administrative in the Statements of Operations. The Company also does not capitalize significant financing components when the transfer of the good or service is paid within twelve months or less, or consideration is received within twelve months or less of the transfer of the good or service.
For the three and nine months ended March 31, 2024, the Company recognized approximately $116 million and $326 million, respectively, in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of March 31, 2024 was approximately $1,174 million, of which approximately $137 million is expected to be recognized over the remainder of fiscal 2024, approximately $405 million is expected to be recognized in fiscal 2025 and approximately $233 million is expected to be recognized in fiscal 2026, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. IMPAIRMENT AND RESTRUCTURING CHARGES
Fiscal 2024 Impairment
During the nine months ended March 31, 2024, the Company recognized non-cash impairment charges of $22 million at the News Media segment related to the write-down of fixed assets associated with the combination of certain United Kingdom (“U.K.”) printing operations with those of a third party.
Fiscal 2024 Restructuring
During the three and nine months ended March 31, 2024, the Company recorded restructuring charges of $35 million and $62 million, respectively, related to employee termination benefits. The employee termination benefits recorded in the first half of fiscal 2024 resulted from actions taken by the Company’s businesses in response to the headcount reduction initiative announced in February 2023.
Fiscal 2023 Restructuring
During the three and nine months ended March 31, 2023, the Company recorded restructuring charges of $25 million and $65 million, respectively, primarily related to employee termination benefits. The employee termination benefits recorded in the three months ended March 31, 2023 mainly resulted from actions taken by the Company’s businesses in response to the headcount reduction initiative announced in February 2023.
Changes in restructuring program liabilities were as follows:

	For the three months ended March 31,
	2024			2023
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$23	$39	$62	$25	$41	$66
Additions	35	—	35	24	1	25
Payments	(25)	(1)	(26)	(21)	(4)	(25)
Other	(1)	—	(1)	(1)	—	(1)
Balance, end of period	$32	$38	$70	$27	$38	$65

	For the nine months ended March 31,
	2024			2023
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$53	$41	$94	$25	$41	$66
Additions	61	1	62	60	5	65
Payments	(81)	(4)	(85)	(55)	(8)	(63)
Other	(1)	—	(1)	(3)	—	(3)
Balance, end of period	$32	$38	$70	$27	$38	$65
As of March 31, 2024, restructuring liabilities of approximately $43 million and $27 million were included in the Balance Sheet in Other current liabilities and Other non-current liabilities, respectively.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of March 31, 2024	As of March 31, 2024	As of June 30, 2023
		(in millions)
Equity method investments(a)	various	$191	$192
Equity and other securities(b)	various	225	235
Total Investments		$416	$427
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

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)		(in millions)
Total losses recognized on equity securities	$(1)	$(2)	$(11)	$(16)
Less: Net gains recognized on equity securities sold	—	—	—	2
Unrealized losses recognized on equity securities held at end of period	$(1)	$(2)	$(11)	$(18)
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $2 million and $5 million for the three and nine months ended March 31, 2024, respectively, and $10 million and $43 million for the corresponding periods of fiscal 2023, respectively. The decrease was primarily due to the absence of losses from an investment in an Australian sports wagering venture in the prior year.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at March 31, 2024	Maturity at March 31, 2024	As of March 31, 2024	As of June 30, 2023
			(in millions)
News Corporation
2022 Term loan A(a)	6.909%	Mar 31, 2027	$488	$497
2022 Senior notes	5.125%	Feb 15, 2032	493	492
2021 Senior notes	3.875%	May 15, 2029	990	989
Foxtel Group(b)
2024 Foxtel credit facility — tranche 1(c)(d)	7.24%	Aug 1, 2026	372	—
2024 Foxtel credit facility — USD portion — tranche 2(e)	8.58%	Aug 1, 2027	49	—
2024 Foxtel credit facility — tranche 3(d)	7.39%	Aug 1, 2027	203	—
2017 Working capital facility(c)	7.24%	Aug 1, 2026	—	—
Telstra facility	12.14%	Dec 22, 2027	96	100
2019 Credit facility(f)	—%	May 31, 2024	—	320
2019 Term loan facility(f)	—%	Nov 22, 2024	—	167
2012 US private placement — USD portion — tranche 3(f)	—%	Jul 25, 2024	—	149
REA Group(b)
2024 REA credit facility — tranche 1(g)	5.84%	Sep 15, 2028	—	—
2024 REA credit facility — tranche 2(g)	5.54%	Sep 16, 2025	130	—
2024 Subsidiary facility(g)	5.79%	Sep 28, 2025	54	—
2022 Credit facility — tranche 1(f)	—%	Sep 16, 2024	—	211
2022 Credit facility — tranche 2(f)	—%	Sep 16, 2025	—	—
Finance Leases
Finance lease liability			25	42
Total borrowings			2,900	2,967
Less: current portion(h)			(56)	(27)
Long-term borrowings			$2,844	$2,940
(a)The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. For the three months ended March 31, 2024 the Company was paying interest at an effective interest rate of 3.583%. See Note 7—Financial Instruments and Fair Value Measurements.
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
(c)As of March 31, 2024, the Foxtel Debt Group had total undrawn commitments of A$280 million available under these facilities.
(d)The Company entered into A$610 million of interest rate swap derivatives to fix the floating rate interest components of tranche 1 and tranche 3 of its 2024 Foxtel Credit Facility (described below) at approximately 4.30%. For the three months ended March 31, 2024, the Company was paying interest at an effective interest rate of 7.19% and 7.30% for tranche 1 and tranche 3, respectively. See Note 7—Financial Instruments and Fair Value Measurements.
(e)The Company entered into a cross-currency interest rate swap derivative to fix the floating rate interest component of tranche 2 of its 2024 Foxtel Credit Facility at 4.38%. For the three months ended March 31, 2024, the Company was paying interest at an effective interest rate of 7.64%. See Note 7—Financial Instruments and Fair Value Measurements.
(f)These borrowings were repaid during the nine months ended March 31, 2024 using proceeds from the 2024 Foxtel Credit Facility and 2024 REA Credit Facility (described below), as applicable.
(g)As of March 31, 2024, REA Group had total undrawn commitments of A$400 million available under these facilities.
(h)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50, Debt. $24 million and $27 million relates to the current portion of finance lease liabilities as of March 31, 2024 and June 30, 2023, respectively, with the remainder as of March 31, 2024 consisting of required principal repayments on the 2022 Term Loan A and 2024 Foxtel Credit Facility — tranches 2 and 3.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Foxtel Group Debt Refinancing
During the nine months ended March 31, 2024, the Foxtel Group refinanced its A$610 million 2019 revolving credit facility, A$250 million term loan facility and tranche 3 of its 2012 U.S. private placement senior unsecured notes with the proceeds of a new A$1.2 billion syndicated credit facility (the “2024 Foxtel Credit Facility”). The 2024 Foxtel Credit Facility consists of three sub-facilities: (i) an A$817.5 million three year revolving credit facility (the “2024 Foxtel Credit Facility — tranche 1”), (ii) a US$48.7 million four year term loan facility (the “2024 Foxtel Credit Facility — tranche 2”) and (iii) an A$311.0 million four year term loan facility (the “2024 Foxtel Credit Facility — tranche 3”). In addition, the Foxtel Group amended its 2017 working capital facility to extend the maturity to August 2026 and modify the pricing.
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
The agreements governing the Foxtel Debt Group’s external borrowings contain customary affirmative and negative covenants and events of default, with customary exceptions, including specified non-financial covenants and financial covenants calculated in accordance with Australian International Financial Reporting Standards. Subject to certain exceptions, these covenants restrict or prohibit members of the Foxtel Debt Group from, among other things, undertaking certain transactions, disposing of certain properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, giving guarantees, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of certain other loans, undergoing fundamental business changes and making restricted payments. In addition, the agreements require the Foxtel Debt Group to maintain a ratio of net debt to Earnings Before Interest, Tax, Depreciation and Amortization, as adjusted under the applicable agreements, of not more than 3.25 to 1.0. The agreements also require the Foxtel Debt Group to maintain a net interest coverage ratio of not less than 3.5 to 1.0. There are no assets pledged as collateral for any of the borrowings.
REA Group Debt
REA Group Debt Refinancing
During the nine months ended March 31, 2024, REA Group entered into a new unsecured syndicated credit facility (the “2024 REA Credit Facility”) which replaced the 2022 Credit Facility and consists of two sub-facilities: (i) a five-year A$400 million revolving loan facility (the “2024 REA Credit Facility—tranche 1”) which was used to refinance tranche 1 of the 2022 Credit Facility and (ii) an A$200 million revolving loan facility representing the continuation of tranche 2 of the 2022 Credit Facility (the “2024 REA Credit Facility—tranche 2”). REA Group may request increases in the amount of the 2024 REA Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Subsidiary Financing
During the nine months ended March 31, 2024, REA Group entered into an A$83 million unsecured bilateral revolving credit facility (the “2024 Subsidiary Facility”). Proceeds of the 2024 Subsidiary Facility were used to refinance an existing facility at one of its subsidiaries and to fund its business of providing short-term financing to real estate agents and vendors. Borrowings under the 2024 Subsidiary Facility accrue interest at a rate of the Australian BBSY plus a margin of 1.40% and undrawn balances carry a commitment fee of 40% of the applicable margin. The facility agreement governing the 2024 Subsidiary Facility permits the lender to cancel its commitment and declare all outstanding amounts immediately due and payable after a consultation period in specified circumstances, including if certain key operating measures of its subsidiary fall below the budgeted amount for two consecutive quarters. The agreement also contains certain other customary affirmative and negative covenants and events of default that are similar to those governing the 2024 REA Credit Facility.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed in the Company’s 2023 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at March 31, 2024.
NOTE 6. EQUITY
The following tables summarize changes in equity for the three and nine months ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2023	380	$4	191	$2	$11,334	$(1,958)	$(1,200)	$8,182	$920	$9,102
Net income	—	—	—	—	—	30	—	30	12	42
Other comprehensive loss	—	—	—	—	—	—	(92)	(92)	(39)	(131)
Dividends	—	—	—	—	(57)	—	—	(57)	(29)	(86)
Share repurchases	(1)	—	(1)	—	(22)	(5)	—	(27)	—	(27)
Other	1	—	1	—	15	—	—	15	(7)	8
Balance, March 31, 2024	380	$4	191	$2	$11,270	$(1,933)	$(1,292)	$8,051	$857	$8,908

	For the three months ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2022	382	$4	193	$2	$11,550	$(2,186)	$(1,255)	$8,115	$941	$9,056
Net income	—	—	—	—	—	50	—	50	9	59
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)	(17)	(41)
Dividends	—	—	—	—	(58)	—	—	(58)	(27)	(85)
Share repurchases	(1)	—	—	—	(20)	—	—	(20)	—	(20)
Other	1	—	—	—	14	—	—	14	1	15
Balance, March 31, 2023	382	$4	193	$2	$11,486	$(2,136)	$(1,279)	$8,077	$907	$8,984

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2023	380	$4	192	$2	$11,449	$(2,144)	$(1,247)	$8,064	$881	$8,945
Net income	—	—	—	—	—	216	—	216	67	283
Other comprehensive loss	—	—	—	—	—	—	(45)	(45)	(21)	(66)
Dividends	—	—	—	—	(114)	—	—	(114)	(57)	(171)
Share repurchases	(3)	—	(1)	—	(77)	(5)	—	(82)	—	(82)
Other	3	—	—	—	12	—	—	12	(13)	(1)
Balance, March 31, 2024	380	$4	191	$2	$11,270	$(1,933)	$(1,292)	$8,051	$857	$8,908

	For the nine months ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2022	388	$4	197	$2	$11,779	$(2,293)	$(1,270)	$8,222	$921	$9,143
Net income	—	—	—	—	—	157	—	157	62	219
Other comprehensive loss	—	—	—	—	—	—	(9)	(9)	(14)	(23)
Dividends	—	—	—	—	(116)	—	—	(116)	(58)	(174)
Share repurchases	(8)	—	(4)	—	(194)	—	—	(194)	—	(194)
Other	2	—	—	—	17	—	—	17	(4)	13
Balance, March 31, 2023	382	$4	193	$2	$11,486	$(2,136)	$(1,279)	$8,077	$907	$8,984
Stock Repurchases
The Company’s Board of Directors (the “Board of Directors”) has authorized a repurchase program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of March 31, 2024, the remaining authorized amount under the Repurchase Program was approximately $495 million.
During the three and nine months ended March 31, 2024, the Company repurchased and subsequently retired 0.7 million and 2.5 million shares, respectively, of Class A Common Stock for approximately $18 million and $56 million, respectively, and 0.3 million and 1.1 million shares, respectively, of Class B Common Stock for approximately $9 million and $26 million, respectively. During the three and nine months ended March 31, 2023, the Company repurchased and subsequently retired 0.8 million and 7.7 million shares, respectively, of Class A Common Stock for approximately $14 million and $129 million, respectively, and 0.4 million and 3.9 million shares, respectively, of Class B Common Stock for approximately $6 million and $65 million, respectively.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dividends
In February 2024, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on April 10, 2024 to stockholders of record as of March 13, 2024. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
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
Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period.
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2024				As of June 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives - cash flow hedges	$—	$29	$—	$29	$—	$41	$—	$41
Foreign currency derivatives - cash flow hedges	—	1	—	1	—	2	—	2
Cross-currency interest rate derivatives - fair value hedges	—	—	—	—	—	9	—	9
Cross-currency interest rate derivatives(a)	—	—	—	—	—	37	—	37
Equity and other securities	93	—	132	225	105	—	130	235
Total assets	$93	$30	$132	$255	$105	$89	$130	$324

Liabilities:
Interest rate derivatives - cash flow hedges	$—	$(4)	$—	$(4)	$—	$—	$—	$—
Cross-currency interest rate derivatives - fair value hedges	—	—	—	—	—	(1)	—	(1)
Cross-currency interest rate derivatives - cash flow hedges	—	(1)	—	(1)	—	—	—	—
Cross-currency interest rate derivatives(a)	—	—	—	—	—	(2)	—	(2)
Total liabilities	$—	$(5)	$—	$(5)	$—	$(3)	$—	$(3)
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
A rollforward of the Company’s equity and other securities classified as Level 3 is as follows:

	For the nine months ended March 31,
	2024	2023
	(in millions)
Balance - beginning of period	$130	$103
Additions(a)	4	31
Sales	—	(2)
Returns of capital	(4)	(5)
Measurement adjustments	—	1
Foreign exchange and other	2	2
Balance - end of period	$132	$130
(a)    The additions for the nine months ended March 31, 2023 primarily relate to Dow Jones’ investment in an artificial intelligence-focused data analytics company.
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
During the nine months ended March 31, 2024, in connection with the 2024 Foxtel Credit Facility, the Company entered into (i) a cross-currency interest rate swap derivative with a notional amount of $49 million to exchange the U.S. dollar-denominated floating rate interest component of its 2024 Foxtel Credit Facility — Tranche 2 for an Australian dollar-denominated fixed rate of 4.375% and (ii) interest rate swap derivatives with notional amounts totaling A$610 million to exchange the floating rate interest component of the remaining tranches to fixed rates ranging from 4.248% to 4.338%. These cross-currency interest rate swap and interest rate swap derivatives are accounted for as cash flow hedges under ASC 815, Derivatives and Hedging.
During the nine months ended March 31, 2024, the Company settled its hedges and derivatives related to the 2019 Credit facility and the 2012 U.S. private placement - USD portion - tranche 3. A gain of $5 million was recognized in Other, net related to the settlement of cross-currency interest rate swap derivatives for which hedge accounting was previously discontinued, and a gain of $7 million was recognized within Interest expense, net related to the remaining net derivative gains in Accumulated other comprehensive loss.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Classification	As of March 31, 2024	As of June 30, 2023
		(in millions)
Interest rate derivatives - cash flow hedges	Other current assets	$14	$21
Foreign currency derivatives - cash flow hedges	Other current assets	1	2
Cross currency interest rate derivatives(a)	Other current assets	—	1
Interest rate derivatives - cash flow hedges	Other non-current assets	15	20
Cross-currency interest rate derivatives - fair value hedges	Other non-current assets	—	9
Cross-currency interest rate derivatives(a)	Other non-current assets	—	36
Cross-currency interest rate derivatives - fair value hedges	Other current liabilities	—	(1)
Cross-currency interest rate derivatives(a)	Other current liabilities	—	(2)
Interest rate derivatives - cash flow hedges	Other non-current liabilities	(4)	—
Cross-currency interest rate derivatives - cash flow hedges	Other non-current liabilities	(1)	—
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
The total notional value of interest rate swap derivatives designated for hedging was approximately $488 million and A$610 million as of March 31, 2024 for News Corporation and Foxtel Debt Group borrowings, respectively. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2027. As of March 31, 2024, the Company estimates that approximately $14 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.
The total notional value of foreign currency contract derivatives designated for hedging was $40 million as of March 31, 2024. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is less than one year. As of March 31, 2024, the Company estimates that approximately $1 million of net derivative losses related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.
The total notional value of cross-currency interest rate swap derivatives designated for hedging was approximately $49 million as of March 31, 2024. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2027. As of March 31, 2024, the Company estimates that approximately nil of net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three and nine months ended March 31, 2024 and 2023 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:
Gains (losses) recognized in Accumulated other comprehensive loss for the three and nine months ended March 31, 2024 and 2023, by derivative instrument:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Interest rate derivatives - cash flow hedges	$10	$(6)	$3	$15
Foreign currency derivatives - cash flow hedges	2	—	2	(1)
Cross-currency interest rate derivatives - cash flow hedges	2	—	(1)	—
Total	$14	$(6)	$4	$14
(Gains) losses reclassified from Accumulated other comprehensive loss into the Statements of Operations for the three and nine months ended March 31, 2024 and 2023, by derivative instrument:

	Income Statement Classification	For the three months ended March 31,		For the nine months ended March 31,
		2024	2023	2024	2023
		(in millions)
Interest rate derivatives - cash flow hedges	Interest expense, net	$(5)	$(5)	$(19)	$(8)
Foreign currency derivatives - cash flow hedges	Operating expenses	—	1	(2)	1
Cross-currency interest rate derivatives - cash flow hedges	Interest expense, net	(3)	—	—	—
Cross-currency interest rate derivatives(a)	Interest expense, net	—	—	(1)	(1)
Total		$(8)	$(4)	$(22)	$(8)
(a)    These cross-currency interest rate derivatives were initially designated as cash flow hedges. Hedge accounting for these derivatives was discontinued as of December 31, 2020.
The amounts recognized in Other, net in the Statements of Operations resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 was a gain of approximately $3 million for the nine months ended March 31, 2024 and a gain of approximately $1 million and $3 million for the three and nine months ended March 31, 2023, respectively.
Other Fair Value Measurements
As of March 31, 2024, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes and the 2021 Senior Notes are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. EARNINGS (LOSS) PER SHARE
The following table set forth the computation of basic and diluted earnings (loss) per share under ASC 260, Earnings per Share:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Net income	$42	$59	$283	$219
Net income attributable to noncontrolling interests	(12)	(9)	(67)	(62)
Net income attributable to News Corporation stockholders	$30	$50	$216	$157
Weighted-average number of shares of common stock outstanding - basic	570.9	575.4	571.7	577.6
Dilutive effect of equity awards	2.7	2.5	2.0	2.0
Weighted-average number of shares of common stock outstanding - diluted	573.6	577.9	573.7	579.6
Net income attributable to News Corporation stockholders per share - basic and diluted	$0.05	$0.09	$0.38	$0.27
NOTE 9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. As a result of entering into the 2024 Foxtel Credit Facility, the 2024 REA Credit Facility and the 2024 Subsidiary Facility during the nine months ended March 31, 2024, the Company has presented its commitments associated with its borrowings and the related interest payments in the table below.

	As of March 31, 2024
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Borrowings(a)	$2,891	$35	$1,080	$276	$1,500
Interest payments on borrowings(b)	645	150	257	142	96
(a)See Note 5—Borrowings.
(b)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at March 31, 2024. Such rates are subject to change in future periods.
The Company’s other commitments as of March 31, 2024 have not changed significantly from the disclosures included in the 2023 Form 10-K.
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
HarperCollins
Beginning in February 2021, a number of purported class action complaints have been filed in the U.S. District Court for the Southern District of New York (the “N.Y. District Court”) against Amazon.com, Inc. (“Amazon”) and certain publishers, including the Company’s subsidiary, HarperCollins Publishers, L.L.C. (“HarperCollins” and together with the other publishers, the “Publishers”), alleging violations of antitrust and competition laws. The complaints seek treble damages, injunctive relief and attorneys’ fees and costs. In August 2023, the N.Y. District Court dismissed the complaints in one of the cases with prejudice and in March 2024, the court dismissed the complaint against the Publishers in the remaining case with prejudice. However, the plaintiffs’ time to appeal the N.Y. District Court’s decision to dismiss in the latter case does not expire until the complaint against Amazon in that case has been finally determined. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, HarperCollins believes it has been compliant with applicable laws and intends to defend itself vigorously.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $2 million and $4 million for the three months ended March 31, 2024 and 2023, respectively, and $7 million and $13 million for the nine months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $70 million. The amount to be indemnified by FOX of approximately $71 million was recorded as a receivable in Other current assets on the Balance Sheet as of March 31, 2024. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended March 31, 2024, the Company recorded income tax expense of $22 million on pre-tax income of $64 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the nine months ended March 31, 2024, the Company recorded income tax expense of $153 million on pre-tax income of $436 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
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
The Company paid gross income taxes of $110 million and $114 million during the nine months ended March 31, 2024 and 2023, respectively, and received tax refunds of $9 million and $13 million, respectively.
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
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus, Market VIPSM and AdvantageSM Pro products as well as its referral-based services, ReadyConnect ConciergeSM and RealChoiceTM Selling (formerly UpNest). Move also offers online tools and services to do-it-yourself landlords and tenants.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Revenues:
Digital Real Estate Services	$388	$363	$1,210	$1,170
Subscription Video Services	455	477	1,411	1,441
Dow Jones	544	529	1,665	1,607
Book Publishing	506	515	1,581	1,533
News Media	530	563	1,641	1,695
Other	—	—	—	—
Total revenues	$2,423	$2,447	$7,508	$7,446
Segment EBITDA:
Digital Real Estate Services	$104	$102	$373	$349
Subscription Video Services	66	68	236	269
Dow Jones	118	109	405	361
Book Publishing	62	61	212	151
News Media	26	34	92	111
Other	(54)	(54)	(159)	(162)
Depreciation and amortization	(192)	(183)	(542)	(536)
Impairment and restructuring charges	(35)	(25)	(86)	(65)
Equity losses of affiliates	(2)	(10)	(5)	(43)
Interest expense, net	(19)	(25)	(67)	(78)
Other, net	(10)	14	(23)	(10)
Income before income tax expense	64	91	436	347
Income tax expense	(22)	(32)	(153)	(128)
Net income	$42	$59	$283	$219

	As of March 31, 2024	As of June 30, 2023
	(in millions)
Total assets:
Digital Real Estate Services	$2,942	$2,942
Subscription Video Services	2,522	2,812
Dow Jones	4,123	4,305
Book Publishing	2,645	2,629
News Media	1,988	2,023
Other(a)	1,908	1,783
Investments	416	427
Total assets	$16,544	$16,921
(a)The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2024	As of June 30, 2023
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,785	$1,779
Subscription Video Services	1,219	1,288
Dow Jones	3,260	3,298
Book Publishing	925	958
News Media	301	306
Total Goodwill and intangible assets, net	$7,490	$7,629
NOTE 12. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of March 31, 2024	As of June 30, 2023
	(in millions)
Receivables	$1,501	$1,482
Less: allowances	(63)	(57)
Receivables, net	$1,438	$1,425
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of March 31, 2024	As of June 30, 2023
	(in millions)
Royalty advances to authors	$377	$376
Retirement benefit assets	143	134
Inventory(a)	251	267
News America Marketing deferred consideration	167	157
Other	392	407
Total Other non-current assets	$1,330	$1,341
(a)Primarily consists of the non-current portion of programming rights.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of March 31, 2024	As of June 30, 2023
	(in millions)
Royalties and commissions payable	$256	$206
Current operating lease liabilities	111	112
Allowance for sales returns	138	154
Programming rights payable	136	111
Other	289	370
Total Other current liabilities	$930	$953
Other, net
The following table sets forth the components of Other, net:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
	(in millions)
Remeasurement of equity securities	$(1)	$(2)	$(11)	$(16)
Dividends received from equity security investments	1	2	4	6
Gain on remeasurement of previously-held interest	—	—	4	—
Other	(10)	14	(20)	—
Total Other, net	$(10)	$14	$(23)	$(10)
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for interest and taxes:

	For the nine months ended March 31,
	2024	2023
	(in millions)
Cash paid for interest	$71	$69
Cash paid for taxes	$110	$114

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
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2024 and 2023. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2024 and 2023, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of March 31, 2024.

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
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus, Market VIPSM and AdvantageSM Pro products as well as its referral-based services, ReadyConnect ConciergeSM and RealChoiceTM Selling (formerly UpNest). Move also offers online tools and services to do-it-yourself landlords and tenants.
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
Other Business Developments
Announced Headcount Reduction
In response to the macroeconomic challenges facing many of the Company’s businesses, the Company implemented a number of cost savings initiatives, including the 5% headcount reduction announced in February 2023. The headcount reduction was substantially completed as of December 31, 2023 and the Company recognized associated cash restructuring charges of approximately $106 million. Based on the actions taken, the Company expects to generate annualized gross cost savings of at least $160 million, the majority of which will be reflected in fiscal 2024. See Note 3—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Combination of U.K. Printing Operations
In October 2023, News UK and DMG Media announced a proposed arrangement to combine certain printing operations of both companies within a separate joint venture. The Company believes this proposal would help improve the efficiency of News UK and DMG Media’s print operations and establish a sustainable business model for national newspaper printing in the U.K. The proposed arrangement received regulatory approval in March 2024. The joint venture arrangement is expected to be effectuated in the fourth quarter of fiscal 2024.

RESULTS OF OPERATIONS
Results of Operations—For the three and nine months ended March 31, 2024 versus the three and nine months ended March 31, 2023
The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2024 as compared to the three and nine months ended March 31, 2023:

	For the three months ended March 31,				For the nine months ended March 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$1,121	$1,122	$(1)	—%	$3,369	$3,318	$51	2%
Advertising	358	393	(35)	(9)%	1,187	1,263	(76)	(6)%
Consumer	484	495	(11)	(2)%	1,513	1,474	39	3%
Real estate	301	272	29	11%	939	896	43	5%
Other	159	165	(6)	(4)%	500	495	5	1%
Total Revenues	2,423	2,447	(24)	(1)%	7,508	7,446	62	1%
Operating expenses	(1,238)	(1,286)	48	4%	(3,792)	(3,853)	61	2%
Selling, general and administrative	(863)	(841)	(22)	(3)%	(2,557)	(2,514)	(43)	(2)%
Depreciation and amortization	(192)	(183)	(9)	(5)%	(542)	(536)	(6)	(1)%
Impairment and restructuring charges	(35)	(25)	(10)	(40)%	(86)	(65)	(21)	(32)%
Equity losses of affiliates	(2)	(10)	8	80%	(5)	(43)	38	88%
Interest expense, net	(19)	(25)	6	24%	(67)	(78)	11	14%
Other, net	(10)	14	(24)	**	(23)	(10)	(13)	**
Income before income tax expense	64	91	(27)	(30)%	436	347	89	26%
Income tax expense	(22)	(32)	10	31%	(153)	(128)	(25)	(20)%
Net income	42	59	(17)	(29)%	283	219	64	29%
Net income attributable to noncontrolling interests	(12)	(9)	(3)	(33)%	(67)	(62)	(5)	(8)%
Net income attributable to News Corporation stockholders	$30	$50	$(20)	(40)%	$216	$157	$59	38%
** not meaningful
Revenues— Revenues decreased $24 million, or 1%, and increased $62 million, or 1%, for the three and nine months ended March 31, 2024, respectively, as compared to the corresponding periods of fiscal 2023.
The revenue decrease for the three months ended March 31, 2024 was primarily due to decreases at the News Media segment driven by lower advertising revenues primarily at News Corp Australia, at the Subscription Video Services segment primarily due to the negative impact of foreign currency fluctuations and lower residential subscription revenues, partially offset by higher streaming revenues, and at the Book Publishing segment due to lower physical book sales, partially offset by improved returns in the U.S. and higher digital book sales. The decreases were partially offset by higher revenues at the Digital Real Estate Services segment primarily due to higher Australian residential revenues at REA Group, partially offset by lower revenues at Move driven by the continued impact of the macroeconomic environment on the U.S. housing market, and at the Dow Jones segment primarily due to higher professional information business revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $21 million, or 1%, for the three months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.

The revenue increase for the nine months ended March 31, 2024 was primarily due to increases at the Dow Jones segment driven by higher professional information business revenues, at the Book Publishing segment primarily due to higher digital book sales and improved returns in the U.S. driven by recovering consumer demand industry-wide and the absence of the impact of Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint in the prior year, partially offset by lower physical book sales and at the Digital Real Estate Services segment primarily due to higher Australian residential revenues at REA Group, partially offset by lower revenues at Move driven by the continued impact of the macroeconomic environment on the U.S. housing market. These increases were partially offset by lower revenues at the News Media segment driven by lower advertising revenues primarily at News Corp Australia and at the Subscription Video Services segment primarily due to the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $22 million for the nine months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
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
Operating expenses— Operating expenses decreased $48 million, or 4%, and $61 million, or 2%, for the three and nine months ended March 31, 2024, respectively, as compared to the corresponding periods of fiscal 2023.
The decrease in operating expenses for the three months ended March 31, 2024 was driven by lower expenses at the Book Publishing segment primarily due to lower manufacturing, freight and distribution costs driven by product mix and the absence of prior year supply chain challenges and inventory and inflationary pressures and at the News Media segment primarily due to lower production costs at News UK driven by lower print volume and newsprint prices. The Company also benefited from gross cost savings related to the announced 5% headcount reduction initiative. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $9 million, or 1%, for the three months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
The decrease in operating expenses for the nine months ended March 31, 2024 was driven by lower expenses at the Book Publishing segment primarily due to lower manufacturing, freight and distribution costs driven by product mix and the absence of prior year supply chain challenges and inventory and inflationary pressures, at the News Media segment driven by lower production costs at News UK due to lower print volume and newsprint prices and at the Digital Real Estate Services segment primarily due to lower employee costs at Move. These decreases were partially offset by higher expenses at the Subscription Video Services segment driven by higher sports programming rights costs due to contractual increases. The Company also benefited from gross cost savings related to the announced 5% headcount reduction initiative. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $4 million, or 1%, for the nine months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
Selling, general and administrative— Selling, general and administrative increased $22 million, or 3%, and $43 million, or 2%, for the three and nine months ended March 31, 2024, respectively, as compared to the corresponding periods of fiscal 2023.
The increase in Selling, general and administrative for the three months ended March 31, 2024 was primarily due to higher expenses at the Digital Real Estate Services segment driven by higher employee costs at REA Group and increased marketing spend at Move, at the Dow Jones segment primarily due to higher marketing costs and at the Book Publishing segment driven by higher employee costs. These increases were partially offset by lower expenses at the Subscription Video Services segment primarily due to lower technology costs. The Company also benefited from gross cost savings related to the announced 5% headcount reduction initiative. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $6 million for the three months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.

The increase in Selling, general and administrative for the nine months ended March 31, 2024 was primarily due to higher expenses at the Digital Real Estate Services segment driven by higher employee costs at REA Group and increased marketing spend at Move, at the Book Publishing segment driven by higher employee costs and at the Dow Jones segment driven by increased marketing spend. These increases were partially offset by lower expenses at the Subscription Video Services segment primarily due to lower technology costs. The Company also benefited from gross cost savings related to the announced 5% headcount reduction initiative. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $4 million for the nine months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
Depreciation and amortization— Depreciation and amortization expense increased $9 million, or 5%, and $6 million, or 1%, for the three and nine months ended March 31, 2024, respectively, as compared to the corresponding periods of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $3 million, or 2%, and $7 million, or 1%, for the three and nine months ended March 31, 2024, respectively, as compared to the corresponding periods of fiscal 2023.
Impairment and restructuring charges— During the nine months ended March 31, 2024, the Company recognized non-cash impairment charges of $22 million at the News Media segment related to the write-down of fixed assets associated with the combination of certain U.K. printing operations with those of a third party.
During the three and nine months ended March 31, 2024, the Company recorded restructuring charges of $35 million and $62 million, respectively. During the three and nine months ended March 31, 2023, the Company recorded restructuring charges of $25 million and $65 million, respectively.
See Note 3—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Equity losses of affiliates— Equity losses of affiliates decreased by $8 million and $38 million for the three and nine months ended March 31, 2024, respectively, as compared to the corresponding periods of fiscal 2023, primarily due to the absence of losses from an investment in an Australian sports wagering venture recognized during the three and nine months ended March 31, 2023. See Note 4—Investments in the accompanying Consolidated Financial Statements.
Interest expense, net— Interest expense, net decreased by $6 million, or 24%, and $11 million, or 14%, for the three and nine months ended March 31, 2024, respectively, as compared to the corresponding periods of fiscal 2023, driven by higher interest income as a result of higher interest rates on cash balances. See Note 5—Borrowings and Note 7—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
Other, net— Other, net decreased by $24 million and $13 million for the three and nine months ended March 31, 2024, respectively, as compared to the corresponding periods of fiscal 2023. See Note 12—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense— For the three months ended March 31, 2024, the Company recorded income tax expense of $22 million on pre-tax income of $64 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the nine months ended March 31, 2024, the Company recorded income tax expense of $153 million on pre-tax income of $436 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
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

See Note 10—Income Taxes in the accompanying Consolidated Financial Statements.
Net income— Net income for the three and nine months ended March 31, 2024 was $42 million and $283 million, respectively, compared to net income of $59 million and $219 million for the corresponding periods of fiscal 2023.
Net income for the three and nine months ended March 31, 2024 decreased by $17 million, or 29%, and increased by $64 million, or 29%, respectively, as compared to the corresponding periods of fiscal 2023, driven by the factors discussed above.
Net income attributable to noncontrolling interests— Net income attributable to noncontrolling interests increased by $3 million, or 33%, and $5 million, or 8%, for the three and nine months ended March 31, 2024, respectively, as compared to the corresponding periods of fiscal 2023.
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
The following table reconciles Net income to Total Segment EBITDA for the three and nine months ended March 31, 2024 and 2023:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
(in millions)
Net income	$42	$59	$283	$219
Add:
Income tax expense	22	32	153	128
Other, net	10	(14)	23	10
Interest expense, net	19	25	67	78
Equity losses of affiliates	2	10	5	43
Impairment and restructuring charges	35	25	86	65
Depreciation and amortization	192	183	542	536
Total Segment EBITDA	$322	$320	$1,159	$1,079

The following tables set forth the Company’s Revenues and Segment EBITDA by reportable segment for the three and nine months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024		2023
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$388	$104	$363	$102
Subscription Video Services	455	66	477	68
Dow Jones	544	118	529	109
Book Publishing	506	62	515	61
News Media	530	26	563	34
Other	—	(54)	—	(54)
Total	$2,423	$322	$2,447	$320

	For the nine months ended March 31,
	2024		2023
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$1,210	$373	$1,170	$349
Subscription Video Services	1,411	236	1,441	269
Dow Jones	1,665	405	1,607	361
Book Publishing	1,581	212	1,533	151
News Media	1,641	92	1,695	111
Other	—	(159)	—	(162)
Total	$7,508	$1,159	$7,446	$1,079

Digital Real Estate Services (16% of the Company’s consolidated revenues in both the nine months ended March 31, 2024 and 2023)

	For the three months ended March 31,				For the nine months ended March 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$3	$3	$—	—%	$8	$9	$(1)	(11)%
Advertising	32	35	(3)	(9)%	99	103	(4)	(4)%
Real estate	301	272	29	11%	939	896	43	5%
Other	52	53	(1)	(2)%	164	162	2	1%
Total Revenues	388	363	25	7%	1,210	1,170	40	3%
Operating expenses	(46)	(48)	2	4%	(142)	(156)	14	9%
Selling, general and administrative	(238)	(213)	(25)	(12)%	(695)	(665)	(30)	(5)%
Segment EBITDA	$104	$102	$2	2%	$373	$349	$24	7%
For the three months ended March 31, 2024, revenues at the Digital Real Estate Services segment increased $25 million, or 7%, as compared to the corresponding period of fiscal 2023. Revenues at REA Group increased $34 million, or 15%, to $256 million for the three months ended March 31, 2024 from $222 million in the corresponding period of fiscal 2023, driven by higher Australian residential revenues due to price increases, increased depth penetration, favorable geographic mix and growth in national listings, partially offset by the $10 million, or 5%, negative impact of foreign currency fluctuations. Revenues at Move decreased $9 million, or 6%, to $132 million for the three months ended March 31, 2024 from $141 million in the corresponding period of fiscal 2023, driven by the continued impact of the macroeconomic environment on the U.S. housing market, including higher interest rates, which led to lower transaction volumes. These factors adversely impacted revenues from both the referral model, which includes the ReadyConnect Concierge℠ product, and the core lead generation product. Lead volumes increased 4% compared to the corresponding period of fiscal 2023 primarily due to product enhancements and some stabilization in the housing market.
For the three months ended March 31, 2024, Segment EBITDA at the Digital Real Estate Services segment increased $2 million, or 2%, as compared to the corresponding period of fiscal 2023 due to an increased contribution from REA Group, which was partially offset by the adverse impact from Move and the $4 million, or 4%, negative impact of foreign currency fluctuations. The contribution from REA Group increased primarily due to the higher revenues discussed above, partially offset by higher employee costs. The adverse impact from Move was driven by $11 million of increased costs, primarily related to marketing spend, and the lower revenues discussed above, partially offset by gross cost savings related to the announced 5% headcount reduction initiative.
For the nine months ended March 31, 2024, revenues at the Digital Real Estate Services segment increased $40 million, or 3%, as compared to the corresponding period of fiscal 2023. Revenues at REA Group increased $95 million, or 13%, to $809 million for the nine months ended March 31, 2024 from $714 million in the corresponding period of fiscal 2023, primarily due to higher Australian residential revenues driven by price increases, increased depth penetration, favorable geographic mix and growth in national listings, partially offset by the $24 million, or 4%, negative impact of foreign currency fluctuations. Revenues at Move decreased $55 million, or 12%, to $401 million for the nine months ended March 31, 2024 from $456 million in the corresponding period of fiscal 2023, driven by the continued impact of the macroeconomic environment on the U.S. housing market, including higher interest rates. The market downturn resulted in lower lead volumes, which decreased 5%, and lower transaction volumes. These factors adversely impacted revenues from both the referral model, which includes the ReadyConnect Concierge℠ product, and the core lead generation product.
For the nine months ended March 31, 2024, Segment EBITDA at the Digital Real Estate Services segment increased $24 million, or 7%, as compared to the corresponding period of fiscal 2023 due to an increased contribution from REA Group, partially offset by the adverse impact from Move and the $11 million, or 3%, negative impact of foreign currency fluctuations. The contribution from REA Group increased primarily due to the higher revenues discussed above, partially offset by higher employee costs. The adverse impact from Move was driven by the lower revenues discussed above and $11 million of increased costs in the third quarter of fiscal 2024, primarily related to marketing spend, partially offset by gross cost savings related to the announced 5% headcount reduction initiative.

Subscription Video Services (19% of the Company’s consolidated revenues in both the nine months ended March 31, 2024 and 2023)

	For the three months ended March 31,				For the nine months ended March 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$398	$419	$(21)	(5)%	$1,217	$1,249	$(32)	(3)%
Advertising	47	49	(2)	(4)%	160	160	—	—%
Other	10	9	1	11%	34	32	2	6%
Total Revenues	455	477	(22)	(5)%	1,411	1,441	(30)	(2)%
Operating expenses	(314)	(323)	9	3%	(946)	(921)	(25)	(3)%
Selling, general and administrative	(75)	(86)	11	13%	(229)	(251)	22	9%
Segment EBITDA	$66	$68	$(2)	(3)%	$236	$269	$(33)	(12)%
For the three months ended March 31, 2024, revenues at the Subscription Video Services segment decreased $22 million, or 5%, as compared to the corresponding period of fiscal 2023 primarily due to the negative impact of foreign currency fluctuations. Lower residential subscription revenues resulting from fewer residential broadcast subscribers were partially offset by the $11 million increase in streaming revenues, driven by increased volume and pricing at Kayo and increased pricing at BINGE, despite inflationary pressures. Foxtel Group streaming subscription revenues represented approximately 29% of total circulation and subscription revenues for the three months ended March 31, 2024 as compared to 26% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $18 million, or 4%, for the three months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
For the three months ended March 31, 2024, Segment EBITDA decreased $2 million, or 3%, as compared to the corresponding period of fiscal 2023 primarily due to the decrease in revenues described above, $13 million of costs related to the launch of Hubbl and the $3 million, or 4%, negative impact of foreign currency fluctuations, partially offset by lower marketing, entertainment programming rights and technology costs.
For the nine months ended March 31, 2024, revenues at the Subscription Video Services segment decreased $30 million, or 2%, as compared to the corresponding period of fiscal 2023 primarily due to the negative impact of foreign currency fluctuations. Streaming revenues increased $46 million, driven by increased volume and pricing at Kayo and increased pricing at BINGE, despite a more difficult Summer sports season and inflationary pressures. The increase in streaming revenues along with improvements in underlying advertising trends more than offset lower residential subscription revenues resulting from fewer residential broadcast subscribers. Foxtel Group streaming subscription revenues represented approximately 29% of total circulation and subscription revenues for the nine months ended March 31, 2024 as compared to 26% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $45 million, or 3%, for the nine months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
For the nine months ended March 31, 2024, Segment EBITDA decreased $33 million, or 12%, as compared to the corresponding period of fiscal 2023, driven by higher sports programming rights costs due to contractual increases, $23 million of costs related to the launch of Hubbl and the $8 million, or 3%, negative impact of foreign currency fluctuations, partially offset by the revenue drivers discussed above and lower technology, marketing and entertainment programming rights costs. Segment EBITDA additionally benefited from gross cost savings related to the announced 5% headcount reduction initiative.

The following tables provide information regarding certain key performance indicators for the Foxtel Group, the primary reporting unit within the Subscription Video Services segment, as of and for the three and nine months ended March 31, 2024 and 2023 (see the Company’s 2023 Form 10-K for further detail regarding these performance indicators):

	As of March 31,
	2024	2023
	(in 000's)
Broadcast Subscribers
Residential(a)	1,239	1,369
Commercial(b)	239	233
Streaming Subscribers (Total (Paid))(c)
Kayo	1,466 (1,442 paid)	1,332 (1,309 paid)
BINGE	1,477 (1,453 paid)	1,529 (1,484 paid)
Foxtel Now	153 (146 paid)	178 (171 paid)

Total Subscribers (Total (Paid))(d)	4,591 (4,537 paid)	4,662 (4,585 paid)

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Broadcast ARPU(e)	A$85 (US$56)	A$84 (US$57)	A$85 (US$56)	A$83 (US$56)
Broadcast Subscriber Churn(f)	13.3%	12.3%	12.6%	13.2%
(a)    Subscribing households throughout Australia as of March 31, 2024 and 2023.
(b)    Commercial subscribers throughout Australia as of March 31, 2024 and 2023. Commercial subscribers are calculated as residential equivalent business units and are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year.
(c)    Total and Paid subscribers for the applicable streaming service as of March 31, 2024 and 2023. Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)    Total subscribers consists of Foxtel Group’s broadcast and streaming services listed above and its news aggregation streaming service.
(e)    Average monthly broadcast residential subscription revenue per user (“Broadcast ARPU”) for the three and nine months ended March 31, 2024 and 2023.
(f)    Broadcast residential subscriber churn rate (“Broadcast Subscriber Churn”) for the three and nine months ended March 31, 2024 and 2023. Broadcast subscriber churn represents the number of residential subscribers whose service is disconnected, expressed as a percentage of the average total number of residential subscribers, presented on an annual basis.

Dow Jones (22% and 21% of the Company’s consolidated revenues in the nine months ended March 31, 2024 and 2023, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$445	$426	$19	4%	$1,322	$1,257	$65	5%
Advertising	86	88	(2)	(2)%	303	313	(10)	(3)%
Other	13	15	(2)	(13)%	40	37	3	8%
Total Revenues	544	529	15	3%	1,665	1,607	58	4%
Operating expenses	(231)	(234)	3	1%	(700)	(704)	4	1%
Selling, general and administrative	(195)	(186)	(9)	(5)%	(560)	(542)	(18)	(3)%
Segment EBITDA	$118	$109	$9	8%	$405	$361	$44	12%
For the three months ended March 31, 2024, revenues at the Dow Jones segment increased $15 million, or 3%, as compared to the corresponding period of fiscal 2023, primarily due to higher professional information business revenues. Digital revenues at the Dow Jones segment represented 81% of total revenues for the three months ended March 31, 2024, as compared to 79% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $1 million for the three months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
For the nine months ended March 31, 2024, revenues at the Dow Jones segment increased $58 million, or 4%, as compared to the corresponding period of fiscal 2023, primarily due to higher professional information business revenues. Digital revenues at the Dow Jones segment represented 80% of total revenues for the nine months ended March 31, 2024, as compared to 78% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $8 million, or 1%, for the nine months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
Circulation and subscription revenues

	For the three months ended March 31,				For the nine months ended March 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$231	$231	$—	—%	$694	$697	$(3)	—%
Risk and Compliance	76	66	10	15%	218	185	33	18%
Dow Jones Energy	63	55	8	15%	186	160	26	16%
Other information services	75	74	1	1%	224	215	9	4%
Professional information business	214	195	19	10%	628	560	68	12%
Total circulation and subscription revenues	$445	$426	$19	4%	$1,322	$1,257	$65	5%
Circulation and subscription revenues increased $19 million, or 4%, during the three months ended March 31, 2024 as compared to the corresponding period of fiscal 2023. Professional information business revenues increased $19 million, or 10%, primarily due to the $10 million increase in Risk & Compliance revenues and the $8 million increase in Dow Jones Energy revenues driven by new products and customers and price increases. Circulation and other revenues were flat as the growth in digital-only subscriptions, primarily at The Wall Street Journal which benefited in part from an increase in bundle offers, was offset by print circulation declines. Digital revenues represented 70% of circulation revenue for the three months ended March 31, 2024, as compared to 69% in the corresponding period of fiscal 2023.

Circulation and subscription revenues increased $65 million, or 5%, during the nine months ended March 31, 2024 as compared to the corresponding period of fiscal 2023. Professional information business revenues increased $68 million, or 12%, primarily due to the $33 million increase in Risk & Compliance revenues and the $26 million increase in Dow Jones Energy revenues driven by new products and customers, price increases and a modest benefit from new events and one-time items. Additionally, professional information business revenues benefited from the $9 million increase in Other information services revenues due to higher revenues at Factiva. Circulation and other revenues decreased $3 million driven by print circulation declines and lower content licensing revenues, partially offset by growth in digital-only subscriptions, primarily at The Wall Street Journal which benefited from an increase in bundle offers. Digital revenues represented 70% of circulation revenue for the nine months ended March 31, 2024, as compared to 69% in the corresponding period of fiscal 2023.
The following table summarizes average daily consumer subscriptions during the three months ended March 31, 2024 and 2023 for select publications and for all consumer subscription products:(a)

	For the three months ended March 31(b),
	2024	2023	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	3,715	3,299	416	13%
Total subscriptions	4,217	3,888	329	8%
Barron’s Group(d)
Digital-only subscriptions(c)	1,221	969	252	26%
Total subscriptions	1,355	1,128	227	20%
Total Consumer(e)
Digital-only subscriptions(c)	5,068	4,347	721	17%
Total subscriptions	5,723	5,117	606	12%
(a)Based on internal data for the periods from January 1, 2024 through March 31, 2024 and January 2, 2023 through April 2, 2023, respectively, with independent verification procedures performed by PricewaterhouseCoopers LLP UK.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
Advertising revenues
Advertising revenues decreased $2 million, or 2%, during the three months ended March 31, 2024 as compared to the corresponding period of fiscal 2023, primarily due to the $4 million decrease in print advertising revenues driven by lower advertising spend primarily within the financial services sector, partially offset by the growth in digital advertising. Digital advertising represented 63% of advertising revenue for the three months ended March 31, 2024, as compared to 59% in the corresponding period of fiscal 2023.
Advertising revenues decreased $10 million, or 3%, during the nine months ended March 31, 2024 as compared to the corresponding period of fiscal 2023, primarily due to the $12 million decrease in print advertising revenues driven by lower advertising spend within the financial services and technology sectors and for event sponsorships, partially offset by the growth in digital advertising. Digital advertising represented 63% of advertising revenue for the nine months ended March 31, 2024, as compared to 61% in the corresponding period of fiscal 2023.
Segment EBITDA
For the three months ended March 31, 2024, Segment EBITDA at the Dow Jones segment increased $9 million, or 8%, as compared to the corresponding period of fiscal 2023, primarily due to the increase in revenues discussed above and gross cost savings related to the announced 5% headcount reduction initiative, partially offset by higher marketing costs.

For the nine months ended March 31, 2024, Segment EBITDA at the Dow Jones segment increased $44 million, or 12%, as compared to the corresponding period of fiscal 2023, primarily due to the increase in revenues discussed above and gross cost savings related to the announced 5% headcount reduction initiative, partially offset by higher technology and marketing costs.
Book Publishing (21% of the Company’s consolidated revenues in both the nine months ended March 31, 2024 and 2023)

	For the three months ended March 31,				For the nine months ended March 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$484	$495	$(11)	(2)%	$1,513	$1,474	$39	3%
Other	22	20	2	10%	68	59	9	15%
Total Revenues	506	515	(9)	(2)%	1,581	1,533	48	3%
Operating expenses	(347)	(365)	18	5%	(1,083)	(1,123)	40	4%
Selling, general and administrative	(97)	(89)	(8)	(9)%	(286)	(259)	(27)	(10)%
Segment EBITDA	$62	$61	$1	2%	$212	$151	$61	40%
For the three months ended March 31, 2024, revenues at the Book Publishing segment decreased $9 million, or 2%, as compared to the corresponding period of fiscal 2023, primarily due to lower physical book sales driven by softness in consumer demand for frontlist titles, partially offset by improved returns in the U.S. and higher digital book sales. Digital sales increased by 5% as compared to the corresponding period of fiscal 2023 driven by growth in the downloadable audio market, which benefited from the contribution from the Spotify partnership. Digital sales represented approximately 25% of consumer revenues, as compared to 23% in the corresponding period of fiscal 2023, and backlist sales represented approximately 63% of consumer revenues during the three months ended March 31, 2024, as compared to 60% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $3 million for the three months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
For the three months ended March 31, 2024, Segment EBITDA at the Book Publishing segment increased $1 million, or 2%, as compared to the corresponding period of fiscal 2023, primarily due to lower manufacturing, freight and distribution costs driven by product mix and the absence of prior year supply chain challenges and inventory and inflationary pressures, largely offset by the lower revenues discussed above and higher employee costs.
For the nine months ended March 31, 2024, revenues at the Book Publishing segment increased $48 million, or 3%, as compared to the corresponding period of fiscal 2023, primarily due to higher digital book sales and improved returns in the U.S., driven by recovering consumer demand industry-wide and the absence of the impact of Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint in the prior year. These improvements were partially offset by lower physical book sales. Digital sales increased by 8% as compared to the corresponding period of fiscal 2023 driven by the contribution from the Spotify partnership as well as strong market growth for downloadable audiobook sales. Digital sales represented approximately 23% of consumer revenues, as compared to 22% in the corresponding period of fiscal 2023. Backlist sales represented approximately 61% of consumer revenues during the nine months ended March 31, 2024, as compared to 60% in the corresponding period of fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $16 million, or 1%, for the nine months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
For the nine months ended March 31, 2024, Segment EBITDA at the Book Publishing segment increased $61 million, or 40%, as compared to the corresponding period of fiscal 2023, primarily due to the higher revenues discussed above and lower manufacturing, freight and distribution costs driven by product mix and the absence of prior year supply chain challenges and inventory and inflationary pressures, partially offset by higher employee costs.

News Media (22% and 23% of the Company’s consolidated revenues in the nine months ended March 31, 2024 and 2023, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$275	$274	$1	—%	$822	$803	$19	2%
Advertising	193	221	(28)	(13)%	625	687	(62)	(9)%
Other	62	68	(6)	(9)%	194	205	(11)	(5)%
Total Revenues	530	563	(33)	(6)%	1,641	1,695	(54)	(3)%
Operating expenses	(300)	(316)	16	5%	(921)	(949)	28	3%
Selling, general and administrative	(204)	(213)	9	4%	(628)	(635)	7	1%
Segment EBITDA	$26	$34	$(8)	(24)%	$92	$111	$(19)	(17)%
Revenues at the News Media segment decreased $33 million, or 6%, for the three months ended March 31, 2024 as compared to the corresponding period of fiscal 2023. Advertising revenues decreased $28 million, or 13%, as compared to the corresponding period of fiscal 2023. The decrease was driven by lower print advertising primarily at News Corp Australia and lower digital advertising mainly due to a decline in traffic at some mastheads due to platform related changes. Circulation and subscription revenues increased $1 million as compared to the corresponding period of fiscal 2023, driven by cover price increases, digital subscriber growth primarily at News UK and the $3 million positive impact of foreign currency fluctuations, partially offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $3 million for the three months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
Segment EBITDA at the News Media segment decreased by $8 million, or 24%, for the three months ended March 31, 2024 as compared to the corresponding period of fiscal 2023, primarily due to the lower revenues discussed above, partially offset by lower production costs at News UK driven by lower print volume and newsprint prices and gross cost savings related to the announced 5% headcount reduction initiative.
Revenues at the News Media segment decreased $54 million, or 3%, for the nine months ended March 31, 2024 as compared to the corresponding period of fiscal 2023. Advertising revenues decreased $62 million, or 9%, as compared to the corresponding period of fiscal 2023, primarily due to lower print advertising at News Corp Australia and News UK and lower digital advertising, mainly due to a decline in traffic at some mastheads due to platform related changes, partially offset by the $7 million, or 1%, positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $19 million, or 2%, as compared to the corresponding period of fiscal 2023, driven by the $15 million, or 2%, positive impact of foreign currency fluctuations, cover price increases and digital subscriber growth across key mastheads, partially offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $23 million, or 2%, for the nine months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
Segment EBITDA at the News Media segment decreased by $19 million, or 17%, for the nine months ended March 31, 2024 as compared to the corresponding period of fiscal 2023, which includes $5 million of one-time costs at News UK pertaining to the combination of printing operations with DMG Media. The decrease is primarily due to the lower revenues discussed above, partially offset by lower production costs at News UK driven by lower print volume and newsprint prices and gross cost savings related to the announced 5% headcount reduction initiative.
News Corp Australia
Revenues were $219 million for the three months ended March 31, 2024, a decrease of $23 million, or 10%, compared to revenues of $242 million in the corresponding period of fiscal 2023. Advertising revenues decreased $16 million, or 16%, due to lower print and digital advertising revenues and the $3 million, or 3%, negative impact of foreign currency fluctuations. Circulation and subscription revenues decreased $7 million, or 6%, driven by print volume declines and the $4 million, or 3%, negative impact of foreign currency fluctuations, partially offset by cover price increases and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $8 million, or 4%, for the three months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.

Revenues were $693 million for the nine months ended March 31, 2024, a decrease of $56 million, or 7%, compared to revenues of $749 million in the corresponding period of fiscal 2023. Advertising revenues decreased $44 million, or 14%, due to lower print and digital advertising revenues and the $8 million, or 3%, negative impact of foreign currency fluctuations. Circulation and subscription revenues decreased $13 million, or 4%, driven by print volume declines and the $10 million, or 3%, negative impact of foreign currency fluctuations, partially offset by cover price increases and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $21 million, or 2%, for the nine months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
News UK
Revenues were $234 million for the three months ended March 31, 2024, a decrease of $1 million as compared to revenues of $235 million in the corresponding period of fiscal 2023. Advertising revenues decreased $8 million, or 11%, due to lower digital and print advertising revenues, partially offset by the $3 million, or 4%, positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $9 million, or 7%, primarily due to the $6 million, or 5%, positive impact of foreign currency fluctuations, cover price increases and digital subscriber growth, partially offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $10 million, or 5%, for the three months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
Revenues were $701 million for the nine months ended March 31, 2024, an increase of $7 million, or 1%, as compared to revenues of $694 million in the corresponding period of fiscal 2023. Circulation and subscription revenues increased $31 million, or 8%, primarily due to the $24 million, or 6%, positive impact of foreign currency fluctuations, cover price increases and digital subscriber growth, partially offset by print volume declines. Advertising revenues decreased $17 million, or 8%, driven by lower digital and print advertising revenues, partially offset by the $10 million, or 5%, positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $38 million, or 5%, for the nine months ended March 31, 2024 as compared to the corresponding period of fiscal 2023.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of March 31, 2024, the Company’s cash and cash equivalents were $1.9 billion. The Company also has available borrowing capacity under its revolving credit facility (the “Revolving Facility”) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next twelve months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next twelve months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of March 31, 2024, the Company’s consolidated assets included $830 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $123 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.
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

Issuer Purchases of Equity Securities
The Company’s Board of Directors (the “Board of Directors”) has authorized a repurchase program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of March 31, 2024, the remaining authorized amount under the Repurchase Program was approximately $495 million.
During the three and nine months ended March 31, 2024, the Company repurchased and subsequently retired 0.7 million and 2.5 million shares, respectively, of Class A Common Stock for approximately $18 million and $56 million, respectively, and 0.3 million and 1.1 million shares, respectively, of Class B Common Stock for approximately $9 million and $26 million, respectively. During the three and nine months ended March 31, 2023, the Company repurchased and subsequently retired 0.8 million and 7.7 million shares, respectively, of Class A Common Stock for approximately $14 million and $129 million, respectively, and 0.4 million and 3.9 million shares, respectively, of Class B Common Stock for approximately $6 million and $65 million, respectively.
Dividends
In February 2024, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on April 10, 2024 to stockholders of record as of March 13, 2024. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—For the nine months ended March 31, 2024 versus the nine months ended March 31, 2023
Net cash provided by operating activities for the nine months ended March 31, 2024 and 2023 was as follows (in millions):

	For the nine months ended March 31,
	2024	2023
Net cash provided by operating activities	$844	$670
Net cash provided by operating activities increased by $174 million for the nine months ended March 31, 2024 as compared to the nine months ended March 31, 2023. The increase was primarily due to lower working capital and higher Total Segment EBITDA, partially offset by higher restructuring payments.
Net cash used in investing activities for the nine months ended March 31, 2024 and 2023 was as follows (in millions):

	For the nine months ended March 31,
	2024	2023
Net cash used in investing activities	$(404)	$(440)
Net cash used in investing activities decreased by $36 million for the nine months ended March 31, 2024, as compared to the nine months ended March 31, 2023. During the nine months ended March 31, 2024, the Company used $353 million of cash for capital expenditures, of which $107 million related to Foxtel, and $51 million for acquisitions and investments. During the nine months ended March 31, 2023, the Company used $350 million of cash for capital expenditures, of which $118 million related to Foxtel, and $120 million for investments and acquisitions.

Net cash used in financing activities for the nine months ended March 31, 2024 and 2023 was as follows (in millions):

	For the nine months ended March 31,
	2024	2023
Net cash used in financing activities	$(317)	$(382)
Net cash used in financing activities was $317 million for the nine months ended March 31, 2024, as compared to $382 million for the nine months ended March 31, 2023.
During the nine months ended March 31, 2024, the Company had $1,235 million of borrowing repayments, primarily related to the refinancing of Foxtel and REA Groups’ debt portfolios, dividend payments of $115 million to News Corporation stockholders and REA Group minority stockholders and $83 million of stock repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program. The net cash used in financing activities was partially offset by new borrowings of $1,140 million primarily related to the refinancings at Foxtel and REA Group and $53 million related to the net settlement of certain hedges which were terminated in connection with the refinancing at Foxtel.
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
Reconciliation of Free Cash Flow and Free Cash Flow Available to News Corporation
Free cash flow and free cash flow available to News Corporation are non-GAAP financial measures. Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures. Free cash flow available to News Corporation is defined as free cash flow, less REA Group free cash flow, plus cash dividends received from REA Group. Free cash flow and free cash flow available to News Corporation may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of free cash flow.
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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow and free cash flow available to News Corporation:

	For the nine months ended March 31,
	2024	2023
	(in millions)
Net cash provided by operating activities	$844	$670
Less: Capital expenditures	(353)	(350)
Free cash flow	491	320
Less: REA Group free cash flow	(204)	(153)
Plus: Cash dividends received from REA Group	91	91
Free cash flow available to News Corporation	$378	$258
Free cash flow in the nine months ended March 31, 2024 was $491 million compared to $320 million in the prior year. Free cash flow available to News Corporation in the nine months ended March 31, 2024 was $378 million compared to $258 million in the prior year. Free cash flow and Free cash flow available to News Corporation improved primarily due to higher cash provided by operating activities.
Borrowings
As of March 31, 2024, the Company, certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $2.9 billion, including the current portion. Both the Foxtel Group and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.
News Corp Borrowings
As of March 31, 2024, the Company had (i) borrowings of $1,971 million, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans and (ii) $750 million of undrawn commitments available under the Revolving Facility.
Foxtel Group Borrowings
As of March 31, 2024, the Foxtel Debt Group had (i) borrowings of approximately $720 million, including the amounts outstanding under the 2024 Foxtel Credit Facility (described below), the 2017 Working Capital Facility and the Telstra Facility (described below) and (ii) total undrawn commitments of A$280 million available under the 2024 Foxtel Credit Facility and 2017 Working Capital Facility.
During the nine months ended March 31, 2024, the Foxtel Group refinanced its A$610 million 2019 revolving credit facility, A$250 million term loan facility and tranche 3 of its 2012 U.S. private placement senior unsecured notes with the proceeds of a new A$1.2 billion syndicated credit facility (the “2024 Foxtel Credit Facility”). The 2024 Foxtel Credit Facility consists of three sub-facilities: (i) an A$817.5 million three year revolving credit facility (the “2024 Foxtel Credit Facility — tranche 1”), (ii) a US$48.7 million four year term loan facility (the “ 2024 Foxtel Credit Facility — tranche 2”) and (iii) an A$311.0 million four year term loan facility (the “2024 Foxtel Credit Facility — tranche 3”). In addition, the Foxtel Group amended its 2017 Working Capital Facility to extend the maturity to August 2026 and modify the pricing.
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

The agreements governing the Foxtel Debt Group’s external borrowings contain customary affirmative and negative covenants and events of default, with customary exceptions, including specified non-financial covenants and financial covenants calculated in accordance with Australian International Financial Reporting Standards. Subject to certain exceptions, these covenants restrict or prohibit members of the Foxtel Debt Group from, among other things, undertaking certain transactions, disposing of certain properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, giving guarantees, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of certain other loans, undergoing fundamental business changes and making restricted payments. In addition, the agreements require the Foxtel Debt Group to maintain a ratio of net debt to Earnings Before Interest, Tax, Depreciation and Amortization, as adjusted under the applicable agreements, of not more than 3.25 to 1.0. The agreements also require the Foxtel Debt Group to maintain a net interest coverage ratio of not less than 3.5 to 1.0. There are no assets pledged as collateral for any of the borrowings.
In addition to third-party indebtedness, the Foxtel Debt Group has related party indebtedness consisting of A$633 million of outstanding principal (excluding capitalized interest) of subordinated shareholder loans as of March 31, 2024. The shareholder loans bear interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 6.30% to 7.75% and mature in December 2027. Amounts outstanding under the shareholder loans are permitted to be repaid if (i) no actual or potential event of default exists both before and immediately after repayment and (ii) the net debt to EBITDA ratio of the Foxtel Debt Group was on the most recent covenant calculation date, and would be immediately after the cash repayment, less than or equal to 2.25 to 1.0. In the three and nine months ended March 31, 2024, the Foxtel Debt Group repaid A$6 million and A$67 million, respectively, of outstanding principal of shareholder loans. Additionally, the Foxtel Debt Group has an A$170 million subordinated shareholder loan facility with Telstra which can be used to finance cable transmission costs due to Telstra. The Telstra Facility bears interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. The Company excludes the utilization of the Telstra Facility from the Statements of Cash Flows because it is non-cash.
REA Group Borrowings
As of March 31, 2024, REA Group had (i) borrowings of approximately $184 million, consisting of amounts outstanding under the 2024 REA Credit Facility (described below) and 2024 Subsidiary Facility (described below) and (ii) A$400 million of undrawn commitments available under the 2024 REA Credit Facility and the 2024 Subsidiary Facility.
During the nine months ended March 31, 2024, REA Group entered into a new unsecured syndicated credit facility (the “2024 REA Credit Facility”) which replaced the 2022 Credit Facility and consists of two sub-facilities: (i) a five-year A$400 million revolving loan facility (the “2024 REA Credit Facility—tranche 1”) which was used to refinance tranche 1 of the 2022 Credit Facility and (ii) an A$200 million revolving loan facility representing the continuation of tranche 2 of the 2022 Credit Facility (the “2024 REA Credit Facility—tranche 2”). REA Group may request increases in the amount of the 2024 REA Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement.
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

During the nine months ended March 31, 2024, REA Group also entered into an A$83 million unsecured bilateral revolving credit facility (the “2024 Subsidiary Facility”). Proceeds of the 2024 Subsidiary Facility were used to refinance an existing facility at one of its subsidiaries and to fund its business of providing short-term financing to real estate agents and vendors. Borrowings under the 2024 Subsidiary Facility accrue interest at a rate of the Australian BBSY plus a margin of 1.40% and undrawn balances carry a commitment fee of 40% of the applicable margin. The facility agreement governing the 2024 Subsidiary Facility permits the lender to cancel its commitment and declare all outstanding amounts immediately due and payable after a consultation period in specified circumstances, including if certain key operating measures of its subsidiary fall below the budgeted amount for two consecutive quarters. The agreement also contains certain other customary affirmative and negative covenants and events of default that are similar to those governing the 2024 REA Credit Facility.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at March 31, 2024.
See Note 5—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including additional information about interest rates, amortization (if any), maturities and covenants related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. As a result of entering into the 2024 Foxtel Credit Facility, the 2024 REA Credit Facility and the 2024 Subsidiary Facility during the nine months ended March 31, 2024, the Company has presented its commitments associated with its borrowings and the related interest payments in the table below.

	As of March 31, 2024
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Borrowings(a)	$2,891	$35	$1,080	$276	$1,500
Interest payments on borrowings(b)	645	150	257	142	96
(a)See Note 5—Borrowings.
(b)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at March 31, 2024. Such rates are subject to change in future periods.
The Company’s other commitments as of March 31, 2024 have not changed significantly from the disclosures included in the 2023 Form 10-K.
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
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table details the Company’s monthly share repurchases during the three months ended March 31, 2024:

	Total Number of Shares Purchased(a)		Average Price Paid Per Share(b)		Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	Class A	Class B	Class A	Class B
	(in millions, except per share amounts)
January 1, 2024 - January 28, 2024	0.1	0.1	$24.19	$25.25	0.2	$516
January 29, 2024 - March 3, 2024	0.3	0.1	$25.84	$27.00	0.4	$506
March 4, 2024 - March 31, 2024	0.3	0.1	$26.07	$27.03	0.4	$495
Total	0.7	0.3	$25.55	$26.65	1.0
(a)     The Company has not made any repurchases of Common Stock other than in connection with the publicly announced stock repurchase program described above.
(b)     Amounts exclude taxes, fees, commissions or other costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 8, 2024, the Company and David B. Pitofsky, Executive Vice President, General Counsel of the Company, entered into an Amended and Restated Employment Agreement, effective as of July 1, 2024 (the “Pitofsky Agreement”). The Pitofsky Agreement extends Mr. Pitofsky’s term of employment until June 30, 2028 and provides for an annual base salary of $1,400,000; (ii) an annual bonus with a target of $2,000,000; and (iii) an annual long-term equity incentive award with a target of $2,100,000, with approximately 75% of Mr. Pitofsky’s target compensation being “at risk.” All bonus payments and equity grants are subject to the Company’s claw-back policies.

If Mr. Pitofsky’s employment is terminated by the Company other than for cause (as defined in the Pitofsky Agreement), death or disability, or by Mr. Pitofsky for Good Reason (as defined in the Pitofsky Agreement), the Pitofsky Agreement provides that Mr. Pitofsky will receive (i) his then-current base salary and target annual bonus paid in the same manner as though he continued to be employed for the successive 24 months following the date of termination; (ii) a pro rata portion of the annual bonus he would have earned for the fiscal year of termination had no termination occurred (a “Pro-rated Annual Bonus”), as well any prior year bonus amount to the extent unpaid as of the date of termination; (iii) continued vesting of equity incentive awards granted prior to the date of termination in the same manner as though he continued to be employed for two years following the date of termination, with payments made at the same times they would have been made had Mr. Pitofsky continued to be employed through such date; and (iv) Company-paid premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for Mr. Pitofsky and his eligible dependents for the successive 18 months following the date of termination. The Pitofsky Agreement provides for a transition period of up to six months, in the event of termination in connection with the commencement of a Board-approved successor general counsel. If Mr. Pitofsky’s employment is terminated due to his death or disability, he or his surviving spouse or estate, as applicable, would be entitled to: (i) salary continuation for up to 12 months (and, in the case of disability, continuation of other benefits as well); (ii) any Pro-rated Annual Bonus and unpaid prior year bonus; and (iii) (A) in the case of disability, treatment of his outstanding equity incentive awards pursuant to the terms of applicable plan documents or (B) in the case of death, continued vesting of equity incentive awards granted prior to the date of termination in the same manner as though he continued to be employed for a period of one year following the date of termination. If, following the completion of the term under the Pitofsky Agreement on June 30, 2028, Mr. Pitofsky is not offered a new employment agreement by the Company on terms at least as favorable to him as the terms set forth in the Pitofsky Agreement, and Mr. Pitofsky is subsequently terminated without cause, then he will be entitled to receive the payments and benefits summarized above with respect to a termination by the Company other than for cause (using the same base salary and target annual bonus as in effect immediately prior to the expiration of the term on June 30, 2028). Payment of any compensation or benefits upon termination is subject to Mr. Pitofsky’s execution of the Company’s then-standard separation agreement and general release and continued compliance with the terms therein. The Pitofsky Agreement continues to have confidentiality and other covenants to protect the Company.
In addition, the Pitofsky Agreement provides that if Mr. Pitofsky is entitled to receive any “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended, in connection with a change in control, those payments will either be (i) reduced below the applicable threshold, or (ii) paid in full, whichever is more favorable for Mr. Pitofsky on a net after-tax basis. Mr. Pitofsky is not entitled to any golden parachute excise tax or other tax “gross-up” payments.
The description of the Pitofsky Agreement is qualified in its entirety by the full text of the Pitofsky Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Trading Plans
None.

ITEM 6. EXHIBITS

10.1	Amended and Restated Employment Agreement, dated May 8, 2024, between News Corporation and David Pitofsky.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three and nine months ended March 31, 2024 and 2023 (unaudited); (ii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended March 31, 2024 and 2023 (unaudited); (iii) Consolidated Balance Sheets as of March 31, 2024 (unaudited) and June 30, 2023 (audited); (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2024 and 2023 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: May 9, 2024