Form 10-K
period 2024-06-30
NEWS CORP
filed 2024-08-13
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
None
(Title of class)
________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $9,333,783,420, based upon the closing price of $24.55 per share as quoted on The Nasdaq Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $2,919,377,586, based upon the closing price of $25.72 per share as quoted on The Nasdaq Stock Market on that date.
As of August 2, 2024, 378,325,803 shares of Class A Common Stock and 190,258,938 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

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
The Company’s diversified revenue base includes recurring subscriptions, circulation sales, advertising sales, sales of real estate listing products, licensing fees and other consumer product sales. Headquartered in New York, the Company operates primarily in the United States (“U.S.”), Australia and the United Kingdom (“U.K.”), with its content and other products and services distributed and consumed worldwide. The Company’s operations are organized into six reportable segments: (i) Digital Real Estate Services; (ii) Subscription Video Services; (iii) Dow Jones; (iv) Book Publishing; (v) News Media; and (vi) Other, which includes the Company’s general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters (as defined in Note 16—Commitments and Contingencies in the accompanying Consolidated Financial Statements).
The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Fiscal 2024, fiscal 2023 and fiscal 2022 included 52, 52 and 53 weeks, respectively. Unless otherwise noted, all references to the fiscal periods ended June 30, 2024, June 30, 2023 and June 30, 2022 relate to the fiscal periods ended June 30, 2024, July 2, 2023 and July 3, 2022, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.
Corporate Information
News Corporation is a Delaware corporation originally organized on December 11, 2012 in connection with its separation from Twenty-First Century Fox, Inc., which was completed on June 28, 2013. Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Annual Report”) to the “Company,” “News Corp,” “we,” “us,” or “our” means News Corporation and its subsidiaries. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 416-3400. The Company’s Class A and Class B Common Stock are listed on The Nasdaq Global Select Market under the trading symbols “NWSA” and “NWS,” respectively, and CHESS Depositary Interests representing the Company’s Class A and Class B Common Stock are listed on the Australian Securities Exchange (“ASX”) under the trading symbols “NWSLV” and “NWS,” respectively. More information regarding the Company is available on its website at www.newscorp.com, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available, free of charge, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on the Company’s website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings it makes with the SEC.

Special Note Regarding Forward-Looking Statements
This document and any documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe,” “should” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s business, financial condition or results of operations, the Company’s strategy and strategic initiatives, including potential acquisitions, investments and dispositions, the Company’s cost savings initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the Consolidated Financial Statements of News Corporation (the “Consolidated Financial Statements”) and related notes set forth elsewhere in this Annual Report.
BUSINESS OVERVIEW
The Company’s six reportable segments are described below.

	For the fiscal year ended June 30, 2024
	Revenues	Segment EBITDA
	(in millions)
Digital Real Estate Services	$1,658	$508
Subscription Video Services	1,917	310
Dow Jones	2,231	542
Book Publishing	2,093	269
News Media	2,186	120
Other	—	(210)
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
Property and Property-Related Advertising and Services
REA Group advertises property and property-related services on its websites and mobile apps across Australia, including leading residential, commercial and share property websites realestate.com.au, realcommercial.com.au and Flatmates.com.au, as well as property research site property.com.au. For the year ended June 30, 2024, average monthly visits to realestate.com.au were 127.7 million, with 10.8 million people visiting each month on average, according to Ipsos iris data.1 Australians visited realestate.com.au 4.1 times more on average than the nearest competitor during the six months ended June 30, 2024.2 Realcommercial.com
1 In fiscal 2024, REA Group transitioned its audience metrics to Ipsos iris, the new digital audience measurement source that has been endorsed by the Interactive Advertising Bureau, Australia’s board and management council for digital advertising.
2 Based on Ipsos iris data. Competitor data available beginning December 2023.

.au had 1.5 million people visit each month on average for the year ended June 30, 2024, 2.4 times more than the nearest competitor, based on Ipsos iris data. REA Group’s other Australian property and property-related advertising and services include media display advertising and data services for markets adjacent to property. Additionally, during fiscal 2024, REA Group acquired all remaining shares of CampaignAgent, a leading provider of marketing and home preparation financing solutions for homeowners and agents, and Realtair, an end-to-end property sales platform that streamlines the way agents connect with property owners.
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
REA Group’s international operations consist of digital property assets in Asia, including a 78.0% interest in REA India, a leading digital real estate services provider in India that owns and operates PropTiger.com and Housing.com (News Corp holds a 22.0% interest in REA India), and a 17.2% interest in PropertyGuru Group Ltd., a leading digital property technology company operating marketplaces in Southeast Asia and listed on the New York Stock Exchange. REA Group’s other assets include a 20% interest in Move, as referenced above. REA Group’s businesses outside Australia derive the majority of their revenue from their property advertising listing products and monthly advertising subscriptions from real estate agents and property developers.
Financial Services
REA Group’s financial services business encompasses a digital property search and financing experience and mortgage broking services under its Mortgage Choice brand. REA Group has continued to execute on its financial services strategy by growing its nationwide broker network and developing innovative products and partnerships, including launching “Mortgage Choice Freedom,” a suite of white label mortgages, with digital lender Athena Home Loans. The financial services business generates revenue primarily through commissions from lenders.
Move
Move is a leading provider of digital real estate services in the U.S. Move primarily operates Realtor.com®, a premier real estate information, advertising and services platform, under a perpetual agreement and trademark license with the National Association of Realtors® (“NAR”). Through Realtor.com®, consumers have access to approximately 148 million properties across the U.S., including an extensive collection of homes, properties and apartments listed and displayed for sale or for rent and a large database of “off-market” properties. Realtor.com® and its related mobile apps display nearly 100% of all Multiple Listing Services (“MLS”)-listed, for-sale and rental properties in the U.S., which are primarily sourced directly from relationships with MLSs across the country. Realtor.com® also sources new construction and rental listing content from a variety of sources, including directly from homebuilders and landlords, as well as from listing aggregators. Approximately 94% of its for-sale listings are updated at least every 15 minutes, on average, with the remaining listings updated daily. Realtor.com®’s content attracts a large and highly engaged consumer audience. Realtor.com® and its mobile sites had approximately 74 million average monthly unique users during the quarter ended June 30, 2024 based on internal data and methodologies which may differ from those used by third parties or competitors. See “Part I. Business—Explanatory Note Regarding Certain Metrics.”
Realtor.com® generates the majority of its revenues through the sale of listing advertisement and lead generation products, including ConnectionsSM Plus, Market VIPSM, AdvantageSM Pro, Sales BuilderSM and Listing Toolkit, as well as its real estate referral-based services ReadyConnect ConciergeSM and RealChoiceTM Selling (formerly UpNest). Listing advertisement and lead generation products allow real estate agents, brokers and homebuilders to enhance, prioritize and connect with consumers on for-sale property listings within the Realtor.com® website and mobile apps. Listing advertisement and lead generation products are typically sold on a subscription basis. The real estate referral-based business model, as well as the Market VIPSM lead generation product, leverage Move’s proprietary technology and platform to connect real estate professionals and other service providers, such as lenders and insurance companies, to pre-vetted consumers who have submitted inquiries via the Realtor.com® website and mobile apps, as well as other online sources. The real estate referral-based services that connect real estate agents and brokers with these consumers typically generate fees upon completion of the associated real estate transaction, while the referral-based services that give other service providers, including lenders and insurance companies, access to the same highly qualified consumers are generally provided on a subscription basis. Realtor.com® also derives revenue from sales of non-listing advertisement, or Media, products to real estate, finance, insurance, home improvement and other professionals that enable those professionals to connect with Realtor.com®’s highly engaged and valuable consumer audience. Media products include sponsorships, display advertisements, text links, directories and other advertising and lead generation services. Non-listing advertisement pricing models include cost per thousand, cost per click, cost per unique user and subscription-based sponsorships of specific content areas or targeted geographies.
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
The Company’s digital real estate services businesses operate in highly competitive markets that are evolving rapidly in response to new technologies, business models and practices, product and service offerings and changing consumer and customer preferences. The success of these businesses depends on their ability to provide products and services that are useful for consumers, real estate, mortgage and other related services professionals, homebuilders and landlords and attractive to their advertisers, the breadth, depth and accuracy of information they provide and brand awareness and reputation. These businesses compete primarily with companies that provide real-estate focused technology, products and services in their respective geographic markets, including other real estate and property websites and apps in Australia, the U.S. and Asia.
Subscription Video Services
The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees via satellite and internet distribution. This segment consists of (i) the Company’s 65% interest in NXE Australia Pty Limited, which, together with its subsidiaries, is referred to herein as the “Foxtel Group” (the remaining 35% interest in the Foxtel Group is held by Telstra Corporation Limited), and (ii) Australian News Channel (“ANC”).
The Foxtel Group
The Foxtel Group is the largest Australian-based subscription television provider, with a suite of offerings targeting a wide range of consumers. These include (i) its Foxtel premium pay-TV aggregation and Foxtel Now streaming services, which deliver approximately 200 channels3, including a number of owned and operated channels, covering sports, general entertainment, movies, documentaries, music, children’s programming and news, (ii) its sports and entertainment streaming services, Kayo Sports and BINGE, and (iii) Hubbl, its recently launched content aggregation platform. Through both its owned and operated and licensed channels on Foxtel, as well as Foxtel Now and Kayo Sports, the Foxtel Group broadcasts and streams approximately 32,000 hours of live sports programming each year, encompassing both live national and international licensed sports events such as National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. Live sports programming also includes other featured original and licensed premium sports content tailored to the Australian market such as events from ESPN. Entertainment content provided by the Foxtel Group includes television programming from Warner Bros. Discovery, FOX, NBCUniversal, Paramount Global and BBC Studios, as well as Foxtel-produced original dramas and lifestyle shows.
The Foxtel Group’s content is available through channels and on-demand and is currently distributed to broadcast subscribers using Optus’s satellite platform and internet delivery via Foxtel’s set-top boxes. Broadcast subscribers can also access Foxtel’s content using Foxtel GO, a companion service app on mobile devices. In addition, the Foxtel Group offers video content via the internet through its streaming services, including Kayo Sports and BINGE, which are available on a number of devices, including Hubbl Glass and Hubbl small device. The Foxtel Group also offers a bundled broadband product, which consists of Foxtel’s broadcast pay-TV service, sold together with an unlimited broadband service (predominantly on the National Broadband Network), and an option for customers to add home phone services. In addition to its subscription television services, the Foxtel Group operates FOX SPORTS Australia, the leading producer of live sports programming in Australia, foxsports.com.au, a leading general sports news website in Australia, and Watch NRL and Watch AFL, subscription services that provide live streaming and on-demand replays of National Rugby League and Australian Football League matches internationally.
The Foxtel Group generates revenue primarily through subscription revenue from its pay-TV and streaming services as well as advertising revenue, including through its advertising products within Kayo Sports and BINGE. The Foxtel Group’s business generally is not highly seasonal, though subscribers and results can fluctuate due to the timing and mix of its local and
3 Channel count includes standard definition channels, high definition versions of those channels, audio channels and 4K Ultra HD channels.

international sports programming. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding certain key performance indicators for the Foxtel Group.
The Foxtel Group competes primarily with a variety of other video content providers, such as traditional Free-To-Air (“FTA”) TV operators in Australia and content providers that deliver video programming over the internet to televisions, computers, and mobile and other devices. These providers include Internet Protocol television, or IPTV, subscription video-on-demand, or SVOD, and broadcast video-on-demand, or BVOD, services; streaming services offered through digital media providers; as well as programmers and distributors that provide content, including smaller, lower-cost or free programming packages, directly to consumers over the internet. The Company believes that the Foxtel Group’s premium service and exclusive content, wide array of products and services, set-top box features that enable subscribers to record, rewind, discover and watch content, its integration of third-party apps, including via Hubbl, and its investment in On Demand capability and programming enable it to offer subscribers a compelling alternative to its competitors. Its streaming services, including Kayo Sports, BINGE and Foxtel Now, provide a diversified portfolio of subscription television services that allow the Foxtel Group to provide services targeted at a wide range of Australian consumers.
Australian News Channel
ANC operates the Sky News Australia network, Australia’s 24-hour multi-channel, multi-platform news service, and produces the channels Sky News, Sky News Extra, Sky News Weather, Sky News Regional and Fox Sports News. Sky International AG licenses Sky trademarks and domain names to ANC for use in connection with ANC’s operation and distribution of channels and services in Australia and New Zealand. Sky News, Sky News Extra, Sky News Weather and Fox Sports News are distributed by Foxtel in Australia, Sky News Regional is distributed by regional FTA broadcasters in certain regional license areas in Australia and Sky News is distributed in New Zealand by Sky Network Television Limited. In addition, ANC owns and operates the IPTV Australia Channel, which is available in territories outside Australia and New Zealand, and the IPTV channel Sky News Now, which is available in Australia. ANC also offers content across a variety of digital media platforms, including web, mobile and third party providers. In January 2024, ANC launched the SkyNews.com.au streaming subscription service, which includes four channels produced by ANC and is available within Australia through its website and app. ANC primarily generates revenue through monthly fees received from pay-TV providers and advertising.
ANC competes primarily with other news providers in Australia and New Zealand via its subscription television channels, third party content arrangements and free and subscription website and app. IPTV Australia Channel also competes against subscription-based streaming news providers in regions outside of Australia and New Zealand.
Dow Jones
The Company’s Dow Jones segment is a global provider of news and business information, which distributes its content and data through a variety of owned and off-platform media channels including newspapers, newswires, websites, mobile apps, newsletters, magazines, proprietary databases, live journalism, video and podcasts. This segment consists of the Dow Jones business, whose products target individual consumers and enterprise customers and include The Wall Street Journal, Barron’s, MarketWatch, Investor’s Business Daily, Dow Jones Risk & Compliance, Dow Jones Energy, Factiva and Dow Jones Newswires. The Dow Jones segment’s revenue is diversified across business-to-consumer and business-to-business subscriptions, circulation, advertising, including custom content and sponsorships, licensing fees and participation fees for its live journalism events. Advertising revenues at the Dow Jones segment are subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season.
Consumer Products
Through its premier brands and authoritative journalism, the Dow Jones segment’s products targeting individual consumers provide insights, research and understanding that enable consumers to stay informed and make educated financial decisions. As consumer preferences for content consumption evolve, the Dow Jones segment continues to capitalize on a variety of digital distribution platforms, technologies and business models for these products, including licensing its content for distribution on third party subscription and non-subscription platforms, which is referred to as off-platform distribution, and for use by generative artificial intelligence (“AI”) platforms. With a focus on the financial markets, investing and other professional services, many of these products offer advertisers an attractive consumer demographic. Products targeting consumers include the following:
•The Wall Street Journal (WSJ). WSJ, Dow Jones’s flagship consumer product, is available in print, online and across multiple mobile devices. WSJ covers national and international news and provides analysis, commentary, reviews and opinions on a wide range of topics, including business developments and trends, economics, financial markets, investing, science and technology, lifestyle, culture, consumer products and sports. WSJ’s print products are printed at plants located around the U.S., including both owned and third-party facilities. WSJ’s digital products offer both free content and premium, subscription-only content and are comprised of WSJ.com, WSJ mobile products, including a responsive design website and mobile apps (WSJ Mobile), and live and on-demand video through WSJ.com and other platforms such as YouTube, internet-connected television and set-top boxes (WSJ Video), as well as podcasts. For the year ended June 30, 2024, WSJ Mobile (including WSJ.com accessed via mobile devices, as well as apps, and excluding off-platform distribution) accounted for approximately 67% of visits to WSJ’s digital news and information products according to Adobe Analytics.
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
•Investor’s Business Daily (IBD). IBD provides investing content, analytical products and educational resources to subscribers in print and online, as well as through mobile apps and video. IBD’s services include the Investors.com website, the MarketSurge and LeaderBoard market research and analysis tools and a weekly print publication.
•The Wall Street Journal Digital Network (WSJDN). WSJDN offers advertisers the opportunity to reach Dow Jones’s audience across a number of brands, including WSJ, Barron’s, MarketWatch and IBD.
•Live Journalism. The Dow Jones segment offers a number of in-person and virtual conferences and events each year. These live journalism events offer advertisers and sponsors the opportunity to reach a select group of influential leaders from industry, finance, government and policy. Many of these programs also earn revenue from participation fees charged to attendees.
The following table provides information regarding average daily subscriptions (excluding off-platform distribution) during the three months ended June 30, 2024 for certain Dow Jones segment consumer products and for all consumer subscription products:

(in 000’s)	The Wall Street Journal(1)	Barron’s Group(1)(2)	Total Consumer(1)(3)
Digital-only subscriptions(4)(5)	3,788	1,290	5,226
Print subscriptions(4)(5)	468	129	616
Total subscriptions(4)	4,256	1,419	5,842
________________________
(1)Based on internal data for the period from April 1, 2024 to June 30, 2024, with independent verification procedures performed by PricewaterhouseCoopers LLP UK.
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
The following table provides information regarding the digital platforms (excluding off-platform distribution) for certain Dow Jones segment consumer products:

	FY2024 Average Monthly Visits(1)	FY2024 Average Monthly Unique Users(2)
WSJ	115 million	37 million
MarketWatch	55 million	20 million
WSJDN	195 million	71 million
________________________

(1)Includes visits via websites and mobile apps based on Adobe Analytics for the 12 months ended June 30, 2024.
(2)Includes aggregate unique users accessing websites and mobile apps based on Adobe Analytics for the 12 months ended June 30, 2024. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for more information regarding the calculation of unique users.
Professional Information Products
The Dow Jones segment’s professional information products, which target enterprise customers, combine news and information with technology and tools that inform decisions and aid awareness, research, understanding and compliance. These products consist of its Dow Jones Risk & Compliance, Dow Jones Energy, Factiva and Dow Jones Newswires products. Specific products include the following:
•Dow Jones Risk & Compliance. Dow Jones Risk & Compliance products provide data solutions for customers focused on anti-bribery and corruption, anti-money laundering, counter terrorism financing, monitoring embargo and sanction lists and other compliance requirements. Dow Jones’s solutions allow customers to screen their business transactions and third parties against its data to identify regulatory, corporate and reputational risk, and request follow-up reports to conduct further due diligence. Products include online risk data and negative news searching tools such as RiskCenter Financial Crime Search and Advanced Screening and Monitoring for bulk screening as well as RiskCenter Trade Compliance for trade finance-related checks on dual-use or other controlled goods. Dow Jones also provides a solution for supplier risk assessment, RiskCenter Third Party, which provides customers with automated risk and compliance checks via questionnaires and embedded scoring. Feed services include PEPs (politically exposed persons), Sanctions, Adverse Media and other Specialist Lists. In addition, Dow Jones produces customized Due Diligence Reports to assist its customers with regulatory compliance, including IntegrityCheck, a generative AI-enabled automated report.
•Dow Jones Energy. Dow Jones Energy provides pricing data, news, analysis, software and events relating to energy commodities, including crude oil, refined products, petrochemicals, natural gas liquids, coal, metals, renewables, Renewable Identification Numbers and carbon credits, as well as pricing data, insights, analysis and forecasting for key base chemicals.
•Factiva. Factiva is a leading provider of global business content, built on an archive of important original and licensed publishing sources. Factiva offers content from approximately 33,000 global news and information sources from over 200 countries and territories and in 32 languages. This combination of business news and information, plus sophisticated tools, helps professionals find, monitor, interpret and share essential information. As of June 30, 2024, there were approximately 1.0 million activated Factiva users, including both institutional and individual accounts.
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
Book Publishing
The Company’s Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world based on global revenue, with operations in 15 countries. HarperCollins publishes and distributes consumer books globally through print and digital formats. Its digital formats include e-books and downloadable and streaming audiobooks for a variety of mobile and home devices. HarperCollins owns more than 120 branded imprints, including Harper, William Morrow, Mariner, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson.
HarperCollins publishes works by well-known authors such as Harper Lee, George Orwell, Agatha Christie and Zora Neale Hurston, as well as global author brands including J.R.R. Tolkien, C.S. Lewis, Daniel Silva, Karin Slaughter and Dr. Martin Luther King, Jr. It is also home to many beloved children’s books and series, including Goodnight Moon, Curious George, Little Blue Truck and Pete the Cat. In addition, HarperCollins has a significant Christian publishing business, which includes the NIV Bible, Jesus Calling and author Max Lucado. HarperCollins’ print and digital global catalog includes more than 250,000 publications in different formats, in 16 languages, and it licenses rights for its authors’ works to be published in more than 50 languages around the world. HarperCollins publishes fiction and nonfiction, with a focus on general, children’s and religious content. Additionally, in the U.K., HarperCollins publishes titles for the equivalent of the K-12 educational market.
As of June 30, 2024, HarperCollins offered approximately 150,000 publications in digital formats, and nearly all of HarperCollins’ new titles, as well as the majority of its entire catalog, are available as e-books and digital audiobooks. Digital sales, comprising revenues generated through the sale of e-books and downloadable and streaming audiobooks, represented approximately 23% of global consumer revenues for the fiscal year ended June 30, 2024.
During fiscal 2024, HarperCollins U.S. had 156 titles on the New York Times print and digital bestseller lists, with 18 titles hitting number one, including Tom Lake by Ann Patchett, The Collector by Daniel Silva, The War on Warriors by Pete Hegseth, The Big Cheese by Jory John, Mostly What God Does by Savannah Guthrie, Get It Together by Jesse Watters, How to Be the Love You Seek by Nicole LePera, Little Blue Truck’s Valentine by Alice Schertle, Medgar & Myrlie by Joy-Ann Reid, Rhett & Link Present: The Mythical Cookbook by Josh Scherer, The House of Hidden Meanings by RuPaul, The One and Only Family by Katherine Applegate, Blood Money by Peter Schweizer and Hooky Vol 3 by Miriam Bonastre Tur.
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
News Media
The Company’s News Media segment consists primarily of News Corp Australia, News UK and the New York Post. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Virgin Radio, Talk in the U.K., which is available on multiple digital streaming platforms, and Storyful, a social media content agency that enables the Company to source real-time video content through social media platforms. The News Media segment generates revenue primarily through circulation and subscription sales of its print and digital products and sales of print and digital advertising.

Advertising revenues at the News Media segment are subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies.
News Corp Australia
News Corp Australia is one of the leading news and information providers in Australia by readership, with both digital and print mastheads covering a national, regional and suburban footprint. Its digital mastheads are among the leading digital news properties in Australia based on monthly unique audience data and had approximately 968,000 aggregate digital closing subscribers as of June 30, 2024. In addition, its Monday to Friday, Saturday and Sunday, weekly and bi-weekly newspapers were read by 4.8 million Australians on average every week based on Roy Morgan data for the year ended March 31, 2024.
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
The following table provides information regarding key properties within News Corp Australia’s portfolio:

	Total Paid Subscribers for Combined Masthead (Print and Digital)(1)	Total Monthly Audience for Combined Masthead (Print and Digital)(2)
The Australian	321,188	4.1 million
The Daily Telegraph	144,246	4.0 million
Herald Sun	155,111	4.0 million
The Courier Mail	145,620	2.9 million
The Advertiser	108,811	1.7 million
________________________
(1)As of June 30, 2024, based on internal sources.
(2)Based on Roy Morgan Single Source Australia; Apr 2023 – Mar 2024; P14+ average monthly print readership data for the year ended March 31, 2024.
News Corp Australia’s broad portfolio of digital properties also includes news.com.au, one of the leading general interest sites in Australia that provides breaking news, finance, entertainment, lifestyle, technology and sports news and delivers an average monthly unique audience of approximately 12.4 million based on Ipsos iris monthly total audience ratings for the year ended June 30, 2024. In addition, News Corp Australia owns other premier digital properties such as taste.com.au, a leading food and recipe site, and kidspot.com.au, a leading parenting site, as well as various other digital media assets. As of June 30, 2024, News Corp Australia’s other assets included a 13.0% interest in ARN Media Limited, which operates a portfolio of Australian radio media assets, and a 27.9% interest in Hipages Group Holdings Ltd, which operates a leading on-demand home improvement services marketplace.
News UK
News UK publishes The Sun, The Sun on Sunday, The Times and The Sunday Times, which are leading newspapers in the U.K. that together accounted for approximately one-third of all national newspaper sales as of June 30, 2024. The Sun is the most read news brand in the U.K., and The Times and The Sunday Times are the most read national newspapers in the U.K. quality market. News UK also distributes content through its digital platforms, including its websites, thesun.co.uk, the-sun.com and thetimes.com, as well as mobile apps. Together, across print and digital, these brands reach approximately 67% of adult news readers in the U.K., or approximately 31 million people, based on the PAMCo data referenced below. News UK’s print products are printed at facilities in England and Scotland operated by a newly formed joint venture with DMG Media that assumed all of News UK’s print operations in June 2024, including its third-party contract printing services. In addition to its news businesses, News UK has assembled a portfolio of complementary ancillary product offerings, including betting and gaming products. The following table provides information regarding News UK’s news portfolio:

	Print Average Issue Readership(1)	Paid Subscribers(2)	Monthly Global Unique Users(4)
The Sun (Mon – Sat)	1,891,000	N/A	112 million
The Sun on Sunday	1,834,000	N/A
The Times (Mon – Sat)	809,000	107,000 (print)(3) 594,000 (digital)	N/A
The Sunday Times	1,366,000	94,000 (print)(3) 594,000 (digital)	N/A
________________________
(1)Based on Publishers Audience Measurement Company (“PAMCo”) H1 2024: Dec 2021 - Dec 2023 print data fused with Nov 2023 Ipsos iris data.
(2)As of June 30, 2024, based on internal sources and including subscribers to the Times Literary Supplement (“TLS”). Total subscribers across The Times and The Sunday Times, including TLS, as of June 30, 2024 was 705,000, including 594,000 closing digital subscribers. Total figures are de-duplicated for subscribers who receive a print product every day of the week.
(3)In addition to their print and digital-only products, The Times and The Sunday Times sell print and digital products bundled into one subscription. For bundled products that provide access to both print and digital products every day of the week, only one subscriber is reported as of June 30, 2024 and is designated as a print subscriber. For bundled products that provide access to the print product only on specified days and full digital access, a fraction equal to the number of days that a print copy is served relative to the total days in the week is reported as a print subscriber as of June 30, 2024 and a fraction equal to the number of remaining days of the week, when only a digital copy is served, relative to the total days in the week is reported as a digital subscriber.
(4)Includes aggregate unique users accessing thesun.co.uk, the-sun.com and other associated websites and mobile apps based on Meta Pixel data for the month ended June 30, 2024. See “Part I. Business—Explanatory Note Regarding Certain Metrics.”
New York Post
NYP Holdings is the publisher of the New York Post (the “Post”), NYPost.com, PageSix.com, Decider.com and related mobile apps and social media channels. The Post is the oldest continuously published daily newspaper in the U.S., with a focus on coverage of the New York metropolitan area. The Post provides a variety of general interest content ranging from breaking news to business analysis, and is known in particular for its comprehensive sports coverage, famous headlines and its iconic Page Six section, an authority on celebrity news. The print version of the Post is primarily distributed in New York, as well as throughout the Northeast, Florida and California. For the three months ended June 30, 2024, average weekday circulation based on internal sources, including mobile app digital editions, was 518,835. In addition, the Post Digital Network, which includes NYPost.com, PageSix.com and Decider.com, averaged approximately 128.8 million unique users per month during the quarter ended June 30, 2024 according to Google Analytics. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for information regarding the calculation of unique users.
The News Media segment’s newspapers, magazines, digital publications, radio stations, streaming channel and podcasts generally face competition from similar sources, and compete on similar bases, as the consumer products within the Dow Jones segment, particularly in their respective operating geographies. See “Item 1. Business – Business Overview – Dow Jones” above for further information.
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
Australian Media Regulation
The Company’s subscription video services business is subject to Australia’s regulatory framework for the broadcasting industry, including the Broadcasting Services Act 1992 (Cth), which was amended in July 2024 (the “Broadcasting Services Act”), and associated Codes. The key regulatory body for the Australian broadcasting industry is the Australian Communications and Media Authority.
Key regulatory issues for its subscription video services business include: (a) anti-siphoning restrictions—under the amended ‘anti-siphoning’ provisions of the Broadcasting Services Act, media content services, including subscription broadcast television providers and streaming services, are restricted from acquiring rights to televise, or otherwise provide coverage of, an expanded list of designated events (including the Olympic Games, certain Australian Football League and cricket matches and certain women’s sports) unless a national or commercial television broadcaster whose television broadcasting services cover more than 50% of the Australian population has acquired the right to televise the event or such rights have not been acquired 26 weeks before the start of the relevant event and an FTA broadcaster has had a reasonable opportunity to acquire the rights to that event; (b) new provisions of the Broadcasting Services Act requiring manufacturers of smart televisions and plug-in devices, including Hubbl devices, to provide access to FTA streaming apps on new devices being supplied to the Australian market; and (c) content requirements—the Company must comply with certain content requirements, including restrictions on the inclusion of gambling advertising during live sporting events.
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
Benchmark Regulation
In connection with Dow Jones Energy’s OPIS business, the Company has established its own benchmark administrator, OPIS Benchmark Administration B.V. (the “Administrator”), organized in the Netherlands and authorized under the EU Benchmarks Regulation (EU) 2016/1011 (the “EU BMR”) by the Netherlands Authority for Financial Markets (the “AFM”). The Administrator oversees compliance with principles, policies and procedures governing conflicts of interest, complaints handling, input data, benchmark methodologies and other matters for any price assessments and benchmarks under its administration. The Administrator has published on its website policies and other materials governing such administration, including a benchmark statement as well as policies and procedures concerning methodologies, complaints, corrections and material changes.
The Administrator currently oversees two OPIS price assessments, which are not presently used as a reference for trading on a European Union (“E.U.”) exchange and consequently are not benchmarks within the meaning of the EU BMR and not subject to supervision by the AFM. The OPIS business plans to have one or more benchmarks that will be used as a reference for trading on an E.U. exchange in the future, and such benchmarks would become subject to supervision by the AFM. The OPIS business has also aligned its oil and commodities price reporting, including the two price assessments currently administered by the Administrator, with the International Organisation of Securities Commission’s (“IOSCO’s”) Principles for Oil Reporting Agencies, which are intended to enhance the reliability of oil and commodity price assessments that are referenced in derivative contracts subject to regulation by IOSCO members.
Data Privacy and Security Regulation
The Company’s business activities are subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve and have implications for how such data is managed. For example, in the U.S., the Federal Trade Commission continues to expand its application of general consumer protection laws to commercial data practices, including to the use of personal and profiling data from online users to deliver targeted internet advertisements. More state and local governments are also expanding, enacting or proposing data privacy laws that govern the collection and use of personal data of their residents and establish or increase penalties and in some cases, afford private rights of action to individuals for failure to comply, and all states have enacted legislation requiring businesses to provide notice to state agencies and to individuals whose personal information has been accessed or disclosed as a result of certain data breaches. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CPRA”), establishes certain transparency rules, puts greater restrictions on how the Company can collect, use and disclose personal information of California residents and provides California residents with certain rights regarding their personal information, including rights to access, correct and delete their personal information and opt out of the sale or sharing of their personal information for cross-context behavioral advertising. The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches of certain types of nonencrypted and nonredacted personal information. Similar laws in many states impose transparency and other obligations with respect to personal data of their respective residents and provide residents with similar rights. Additionally, certain of the Company’s websites, mobile apps and other online business activities are also subject to laws and regulations governing the online privacy of children, including the Children’s Online Privacy Protection Act of 1998, which prohibits the collection of personal information online from children under age 13 without prior parental consent, the California Age Appropriate Design Code (which went into effect on July 1, 2024, but enforcement of which is currently stayed), which prescribes rules relating to the design of online services likely to be accessed by children under age 18 (“CAADC”), and the Maryland Kids Code (which goes into effect on October 1, 2024), which is largely modeled after the CAADC.
Similar laws and regulations apply in many of the other jurisdictions in which the Company operates, including the E.U., the U.K. and Australia. For example, several of the Company’s business units are subject to the E.U.’s General Data Protection Regulation (“GDPR”), which provides a uniform set of rules for personal data processing throughout the E.U., and the U.K.’s Data Protection Act of 2018 (the “UK DPA”) as well as the UK General Data Protection Regulation (“UK GDPR”). The GDPR, UK DPA and UK GDPR expand the regulation of the collection, processing, use, sharing and security of personal data, contain stringent conditions for consent from data subjects, strengthen the rights of individuals, including the right to have personal data deleted upon request, continue to restrict the trans-border flow of such data, require companies to conduct privacy impact assessments to evaluate data processing operations that are likely to result in a high risk to the rights and freedoms of individuals, require mandatory data breach reporting and notification, significantly increase maximum penalties for non-compliance (up to 20 million euros or 17 million pounds, as applicable, or 4% of an entity’s worldwide annual turnover in the preceding financial year, whichever is higher) and increase the enforcement powers of the data protection authorities. The E.U. also plans to replace its existing e-Privacy Directive with a new e-Privacy Regulation that will complement the GDPR and amend certain rules, including with respect to cookies and other similar technologies that the Company utilizes to obtain information from visitors to the Company’s various digital offerings. Reform of the U.K. data protection framework is currently under discussion as the Data Protection and Digital Information (No. 2) Bill progresses through the U.K. legislative process. The Bill in its current form would also make certain amendments to the U.K.’s regulations implementing the E.U.’s e-Privacy Directive. Such reforms, if enacted, will create divergence between the U.K. and E.U. legal regimes, further increasing compliance costs. In addition, the U.K. has adopted the UK Age Appropriate Design Code, which is similar to the CAADC discussed above.
The Company and some of its service providers rely on certain mechanisms, such as Standard Contractual Clauses, to address the E.U. and U.K. data protection requirements for transfers of data that continue to evolve and are often subject to uncertainty and legal challenges. In June 2021, the European Commission adopted two new sets of European Union Standard Contractual Clauses, which regulate the relationship between controller and processor in accordance with the GDPR and international data transfers to a third country in the absence of an adequacy decision under the GDPR. The European Data Protection Board also adopted recommendations on measures that supplement data transfer tools to ensure compliance with the level of personal data protection required in Europe, including requirements for data exporters to assess the risks related to the transfer of personal data outside the European Economic Area and to implement, if necessary, additional contractual, organizational and technical measures such as encryption and pseudonymization. For data transfers subject to the UK GDPR, the International Data Transfer Agreement and the International Data Transfer Addendum to the European Union Standard Contractual Clauses have also been adopted. With respect to data transfers from the E.U. to the U.S., the European Commission adopted the adequacy decision for the EU-US Data Privacy Framework (the “Framework”) in July 2023, which permits personal data to flow from the E.U. to U.S. companies participating in the Framework. Similarly, the U.K. government adopted an adequacy decision for the U.S., the UK-US Data Bridge, effective October 2023, which permits personal data to flow from the U.K. to U.S. companies participating in the Framework and the U.K. Extension. Such evolving requirements could cause the Company to incur additional costs, require it to change business practices or affect the manner in which it provides its services.
In Australia, the Privacy Act 1988 (Cth) and associated Australian Privacy Principles (“APPs”) impose additional requirements on organizations that handle personal data by, among other things, requiring organizations to take reasonable steps to ensure that overseas recipients do not breach the APPs in relation to personal data, placing restrictions on direct marketing practices and imposing mandatory data breach reporting. The Australian government has indicated that it is seeking to introduce reforms that will expand the scope of Australia’s current data privacy regime to more closely align with other international regimes such as the GDPR.
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
The interpretation and application of data privacy and security laws are often uncertain and evolving in the U.S. and internationally. Moreover, data privacy and security laws vary between local, state, federal and international jurisdictions and may conflict from jurisdiction to jurisdiction. The Company continues to monitor pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments, including any changes required in the Company’s data privacy and security compliance programs.
U.K. Press-Related Regulation
As a result of the implementation of recommendations of the Leveson inquiry into the U.K. press, a Press Recognition Panel (the “PRP”) responsible for approving, overseeing and monitoring a new press regulatory body or bodies was established. Once approved by the PRP, the new press regulatory body or bodies would be responsible for overseeing participating publishers. In addition to the PRP, certain legislation provides that publishers who are not members of an approved regulator at the time of events giving rise to a claim may be liable for exemplary damages in certain cases where such damages were not previously awarded.
Press regulator IMPRESS was recognized as an approved regulator by the PRP in October 2016. However, publications representing the majority of the industry in the U.K., including News UK, entered into binding contracts to form an alternative regulator, the Independent Press Standards Organisation, or IPSO, in September 2014. IPSO currently has no plans to apply for recognition from the PRP. IPSO has an independent chairman and a 12-member board, the majority of which are independent. IPSO oversees the Editors’ Code of Practice, requires members to implement appropriate internal governance processes and requires self-reporting of any failures, provides a complaints handling service, has the ability to require publications to print corrections and has the power to investigate serious or systemic breaches of the Editors’ Code of Practice and levy fines of up to £1 million. The burdens IPSO imposes on its print media members, including the Company’s newspaper publishing businesses in the U.K., may result in competitive disadvantages versus other forms of media and may increase the costs of regulatory compliance.
In addition to the regulations discussed above, the U.K.’s recently enacted Digital Markets, Competition and Consumers Act 2024 empowers the Secretary of State for the U.K. to prevent foreign powers, including foreign states, state-owned investors and associated individuals, from gaining control, influence or greater influence over U.K. newspaper enterprises through the direct or indirect ownership of shares or voting control. The scope of these regulations is unclear and may result in, among other things, reduced investment in the U.K. newspaper industry. Guidance on how the new digital markets competition rules will operate and be enforced, including potential exceptions to the foreign ownership rules, has been published for consultation.
U.K. Radio Broadcasting and On-Demand Services Regulation
The Company’s radio stations in the U.K. and Ireland and its streaming channel Talk are subject to the U.K.’s Communications Act 2003 and the related Broadcasting Code (together the “U.K. Broadcast and On-Demand Regulations”), which are administered by the Office of Communications (“Ofcom”), the regulatory body for broadcasting and on-demand services in the U.K. The Company is required, among other things, to obtain and maintain licenses to operate its radio stations and to comply with the content standards and other requirements of the U.K. Broadcast and On-Demand Regulations. Although the Company expects its licenses will, where relevant, be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Non-compliance by the Company with the requirements associated with such licenses, the U.K. Broadcast and On-Demand Regulations or other applicable laws and regulations, could result in fines, additional license conditions, license revocation or other adverse regulatory actions.
Intellectual Property
The Company’s intellectual property assets include: copyrights in newspapers, books, video programming and other content and technologies; trademarks in names and logos; trade names; domain names; and licenses of intellectual property rights. These licenses include: (1) the sports programming rights licenses for the National Rugby League, Australian Football League, Cricket Australia, V8 Supercars, Formula One and other broadcasting rights described in Note 16 to the Financial Statements; (2) licenses from various third parties of patents and other technology for the set-top boxes and related operating and conditional access systems used in the Company’s subscription television business; (3) the trademark license for the Realtor.com® website address, as well as the REALTOR® trademark (the “NAR License”); and (4) the trademark licenses for the use of FOX formative trademarks used in the Company’s pay-TV business in Australia (the “Fox Licenses”). In addition, its intellectual property assets include patents or patent applications for inventions related to its products, business methods and/or services, none of which are material to its financial condition or results of operations. The Company derives value and revenue from its intellectual property assets through, among other things, print and digital newspaper and magazine subscriptions and sales, subscriptions to its pay-TV and streaming services and distribution and/or licensing of its television programming to other television services, the sale, distribution and/or licensing of print and digital books, the sale of subscriptions to its content and information services and the operation of websites and other digital properties.
The Company devotes significant resources to protecting its intellectual property assets in the U.S., the U.K., Australia and other foreign territories. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent, trade secret and other laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Unauthorized use, including in the digital environment and as a result of recent advances in AI, particularly generative AI, presents a threat to revenues from products and services based on intellectual property. Policing unauthorized use of the Company’s products, services and content and related intellectual property is often difficult and the steps taken may not in every case prevent the infringement by unauthorized third parties of the Company’s intellectual property. For example, the Company seeks to limit the threat of piracy by, among other means, preventing unauthorized access to its content through the use of programming content encryption, signal encryption and other security access devices and digital rights management software, as well as by obtaining site blocking orders against pirate streaming and torrent sites and a variety of other actions. The Company also seeks to limit unauthorized use of its intellectual property by pursuing legal remedies for infringement, promoting appropriate legislative initiatives and international treaties and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. However, the application of existing laws and regulations to new technologies, including generative AI, is often unsettled, and effective intellectual property protection may be either unavailable or limited in certain foreign territories. Therefore, the Company also engages in efforts to strengthen and update intellectual property protection around the world, including efforts to ensure the appropriate evolution, and effective enforcement, of intellectual property laws and remedies for infringement.
Third parties may challenge the validity or scope of the Company’s intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources that could have an adverse effect on the Company’s operations.
Raw Materials
As a major publisher of newspapers, magazines and books, the Company utilizes substantial quantities of various types of paper. In order to obtain the best available prices, substantially all of the Company’s paper purchasing is done on a regional, volume purchase basis, and draws upon major paper manufacturing countries around the world. The Company believes that under present market conditions, its sources of paper supply used in its publishing activities are adequate, although prices remained elevated in fiscal 2024 relative to historical trends.
Human Capital
News Corp’s workforce is critical to the creation and delivery of its premium and trusted content and a key contributor to the success of the Company. The Company’s ability to attract, develop, retain and engage talented employees with the skills and capabilities needed by its businesses is an essential component of its long-term business strategy to become more global and more digital, and the capabilities of the Company’s workforce have continued to evolve along with its business and strategy. Key focus areas of the Company’s human capital management strategy are described below, and additional information can be found in its Environmental, Social and Governance (“ESG”) Report, available on the Company’s website (which is not incorporated by reference herein). The Compensation Committee of the Board of Directors is responsible for assisting the Board in reviewing and assessing the Company’s risks, opportunities, strategies and policies related to human capital management, including with respect to matters such as diversity, equity and inclusion, health, safety and security, workforce engagement and culture and talent development and retention.
As of June 30, 2024, the Company had approximately 23,900 employees, of whom approximately 8,100 were located in the U.S., 5,100 were located in the U.K. and 7,400 were located in Australia. Of the Company’s employees, approximately 3,600 were represented by various employee unions. The contracts with such unions will expire during various times over the next several years. The Company believes its current relationships with employees are generally good.
Culture and Values
The delivery of quality news, information and entertainment to customers and audiences is a passionate, principled and purposeful enterprise. The Company believes people around the globe turn to News Corp because they trust its dedication to those values and to conducting business with integrity. The Company is always mindful that one of its greatest assets is its reputation, and ethical conduct is part of the vision, strategy and fabric of the Company. The Company has established a Compliance Steering Committee that oversees the Company’s global compliance-related policies, protocols and guidance and reports directly to the

Board of Directors through the Audit Committee. Performance on ethics and compliance and other ESG objectives is evaluated in determining whether any reduction to the payout of incentive compensation for executive officers is warranted. In addition, all employees are required to regularly complete training on, and affirm compliance with, News Corp’s Standards of Business Conduct, which set forth the Company’s policy to act respectfully in the workplace, do business ethically and comply with all applicable laws and regulations, and are designed to promote a culture of compliance and legal and ethical awareness throughout the Company. The Standards of Business Conduct are reviewed regularly and approved by the Board of Directors, and are complemented by business-unit and topic-specific policies and trainings, including with respect to workplace conduct, conflicts of interest, anti-corruption and anti-bribery and insider trading.
Diversity, Equity and Inclusion
The Company believes that having a workforce with a diversity of experiences, abilities, backgrounds and perspectives strengthens its ability to create brands, content and products that educate and resonate with its customers and audiences around the world. The Company seeks to foster an environment where all employees feel valued, included and empowered to bring great ideas to the table. To achieve this and provide equal employment opportunities across its businesses, the Company is committed to cultivating diversity across its businesses. As of December 31, 2023, women represented 49% of News Corp’s global workforce, 39% of its senior executives4 and 43% of its Board of Directors, and the Nominating and Corporate Governance Committee has a policy to include women and minorities in the candidate pool as part of the search process for each new Director. The Company’s business units have implemented diversity programs and practices tailored to their respective industries and geographies. The Company’s efforts to promote diversity include, among other things, its (1) talent attraction programs and practices to provide equal employment opportunities for all applicants and employees, such as implementing strategies to build more diverse candidate pools and pipelines, (2) employee development and training and (3) efforts to build and strengthen a culture of inclusion, such as through mentoring and inclusivity programs and employee resource groups that bring together staff with shared interests, perspectives or experiences. The Compensation Committee assesses the Company’s progress towards its diversity, equity and inclusion objectives annually and reports on its review to the Board of Directors.
Health, Safety, Security and Wellbeing
The health, safety, security and wellbeing of the Company’s employees is a top priority of the Company’s human capital management strategy. The Company’s programs and policies are benchmarked against industry best practices and are designed to be dynamic and account for the changing risks and circumstances facing its employees. Employee wellbeing initiatives engage and support employees with targeted programs for mental and physical health. The Company’s health and safety management systems are designed to comply with local and international environmental, health and safety standards and regulatory requirements. Its physical security infrastructure addresses risks related to the workplace, employee travel, business operations, corporate events and the unique requirements of the newsroom and news gathering operations, including through its Global Security Operations Center, which supports key international assignments and incident management. For example, the Company provides safety and security support and around-the-clock monitoring for its staff and partners in Ukraine, Israel and other high-risk areas, enabling the continuation of critical reporting from those regions. The Company was able to quickly mobilize resources, including engaging legal counsel, to support a Wall Street Journal reporter detained by Russian authorities last year while on assignment in the country and provided continuing support to help facilitate his release in August 2024.
Compensation and Benefits
News Corp’s compensation and benefits programs, which vary based on business unit and geographic location, are focused on attracting, retaining and motivating the top talent necessary to achieve its mission in ways that reflect its diverse global workforce’s needs and priorities. In addition to competitive salaries, the Company and its businesses have established short- and long-term incentive programs designed to motivate and reward performance against key business objectives and facilitate retention. News Corp also provides a range of retirement benefits based on competitive regional benchmarks and other comprehensive benefit options to meet the needs of its employees, including healthcare benefits and other programs to address physical, mental and emotional well-being, tax-advantaged savings vehicles, financial education, life and disability insurance, paid time off, flexible work arrangements, generous parental leave policies and other caregiving support, family planning and fertility services and a company match for charitable donations and volunteer time. All of the Company’s business units continually monitor pay practices, work towards advancing pay equity and are committed in their efforts to maintain rigorous benchmarking standards to identify pay gaps and proactively address imbalances.
4 Comprising the Company’s Chief Executive, headquarters leadership team and chief executive officers of its primary operating companies, and executives directly reporting to each of the foregoing.

Training, Development and Engagement
News Corp invests in training and development programs designed to enable its employees to develop the skills and leadership abilities necessary to execute on the Company’s strategy and engage and retain top talent. News Corp employees have access to a range of training opportunities. The Company provides compelling on-the-job learning experiences for its people, encouraging employees to test new ideas and expand their capabilities. It also offers workshops, webinars and classes on a variety of topics, job-specific training and other continuing education resources. The Company further supports and develops its employees through career planning resources and programs and internal career mobility opportunities that build and strengthen employee versatility and leadership skills. In addition, the Company and its businesses have implemented programs to support regular performance reviews for employees to highlight their strengths and identify the skills and growth necessary to advance their careers. These programs help the Company develop and invest in the next generation of leadership and represent an important component of its talent pipeline strategy. The Company and its businesses also periodically conduct employee engagement surveys or focus groups to better understand the experience, concerns and sentiments of employees and to assess progress on Company workforce initiatives.
Explanatory Note Regarding Certain Metrics
Certain of the Company’s metrics are calculated using third party or internal company data that have not been independently verified. While these numbers are based on what the Company believes to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. The Company’s calculation of certain metrics such as unique users may also differ from estimates published by third parties or from similarly-titled metrics of its competitors due to differences in methodology, and the Company’s methodologies may be updated from time to time.
Unique Users
For purposes of this Annual Report, unique users and unique visitors, as applicable, are counted only the first time an individual accesses a product’s website using a browser during a calendar month and the first time an individual accesses a product’s mobile app using a mobile device during a calendar month. If the user accesses more than one of a product’s desktop websites, mobile websites and/or mobile apps, the first access to each such website or app is counted as a separate unique user. In addition, users accessing a product’s websites through different browsers, users who clear their browser cache at any time and users who access a product’s websites and apps through different devices are also counted as separate unique users. For a group of products such as WSJDN, a user accessing different products within the group is counted as a separate unique user for each product accessed.
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
The Company faces significant competition, including from other providers of news, information, entertainment and real estate-related products and services. See “Business Overview” for more information regarding competition within each of the Company’s segments. This competition continues to intensify as a result of changes in technologies, including developments in generative AI, platforms and business models and corresponding changes in consumer and customer behavior. For example, alternative content distribution platforms and media channels have increased the choices available to consumers for content consumption and adversely impacted, and may continue to adversely impact, demand and pricing for the Company’s newspapers, subscription video services and other products and services. Consumption of the Company’s content on third-party platforms reduces its control over how its content is discovered, displayed and monetized and may affect its ability to attract, retain and monetize consumers directly and compete effectively. While the Company has entered into agreements with certain large platforms to license its content for use by or on such platforms in exchange for significant payments, not all of these agreements have been renewed and there is no guarantee that existing agreements will be renewed on terms favorable to the Company or at all. These trends and developments have adversely affected, and may continue to adversely affect, the Company’s circulation and subscription, advertising and licensing revenue and may increase subscriber acquisition, retention and other costs.
Technological developments have also increased competition in other ways. For example, direct-to-consumer digital video services are more prevalent and attractive for many consumers as internet streaming capabilities have enabled the disaggregation of content delivery from the ownership of network infrastructure. Other digital platforms and technologies, such as user-generated content platforms and self-publishing tools, combined, in some cases, with the wide availability of sophisticated search engines and public sources of free or relatively inexpensive information and solutions, have also reduced the effort and expense of locating, gathering and disseminating data and producing and distributing certain types of content on a wide scale, allowing additional third parties to compete with the Company, often at a lower cost, and potentially diminishing the perceived value of the Company’s offerings. Recent developments in AI, such as generative AI, may accelerate or exacerbate these effects. Additional digital distribution channels, such as online retailers and digital marketplaces that have significant scale and leverage, have also challenged, and continue to challenge, the Company’s business models, particularly its traditional book publishing model, and any failure to adapt to or manage changes made by these channels could adversely affect sales volume, pricing and/or costs.
In order to compete effectively, the Company must differentiate its brands and their associated products and services, respond to new technologies, distribution channels and platforms, develop new products and services and consistently anticipate and respond to changes in consumer and customer needs and preferences. The Company relies on brand awareness, reputation and acceptance of its high-quality differentiated content and information, real estate and other products and services, as well as its wide array of digital offerings, in order to retain and grow its audiences, consumers and subscribers. However, consumer preferences change frequently and are difficult to predict, and consumers may place greater value on the convenience and price of content and other products and services than they do on their source, quality or reliability. For example, the use of generative AI technology powered by models that have been trained or grounded on the Company’s content or are able to produce output that contains, is similar to or is based on the Company’s content without permission, attribution or compensation, may reduce audience size and subscriber demand for the Company’s digital products and services, harm existing and potential revenue streams and adversely affect its business and results of operations. Online traffic and product and service purchases are also driven by visibility on digital platforms, and the Company has limited control over changes made by these platforms affecting the visibility of its content and other products and services, which occur frequently. Difficulty managing and adapting to such changes has impeded, and could in the future impede, the Company’s ability to compete effectively by decreasing visits to, and advertiser interest in, its digital offerings, increasing costs if free traffic is replaced with paid traffic and lowering product sales and subscriptions.
The Company expects to continue to pursue new strategic initiatives and develop new and enhanced products and services to remain competitive, such as additional streaming features and options, new content aggregation offerings, innovative digital news products and experiences and the continued expansion into new business models and adjacencies at its digital real estate services businesses. The Company may also develop additional products and services that incorporate AI solutions to enhance insights and value for customers and consumers and respond to industry trends. The Company has incurred, and expects to continue to incur, significant costs in connection with these efforts, including costs relating to the initiatives referenced above, as well as other costs to acquire, develop, adopt, upgrade and exploit new and existing technologies and attract and retain employees with the necessary knowledge and skills. There can be no assurance any strategic initiatives, products and services will be successful in the manner or time period or at the cost the Company expects or that it will realize the anticipated benefits it expects.
Some of the Company’s current and potential competitors have greater resources, fewer regulatory burdens, better competitive positions in certain areas, greater operating capabilities, greater access to sources of content, data, technology (including AI) or other services or strategic relationships and/or easier access to financing, which may allow them to respond more effectively to changes in technology, consumer and customer needs and preferences and market conditions, including by developing new or enhanced products and services or leveraging new technologies, including generative AI, more quickly or successfully than the Company. Continued consolidation or strategic alliances in certain industries in which the Company operates or otherwise affecting the Company’s businesses may increase these advantages, including through greater scale, financial leverage and/or access to content, data, technology (including AI) and other offerings. If the Company is unable to compete successfully, its business, results of operations and financial condition could be adversely affected.
Macroeconomic and Market Conditions and Other Events Outside the Company’s Control May Adversely Affect the Company’s Business.
The Company’s business is subject to risks and uncertainties from events outside its control that impact macroeconomic and market conditions or disrupt its business, including economic weakness, uncertainty or volatility, geopolitical tensions, conflicts or wars, pandemics and other health crises, natural disasters, severe weather events (which may occur with increasing frequency and intensity), hostilities, political or social unrest, terrorism or other similar events. For example, the U.S. and global economies and markets have been, and may in the future be, adversely impacted by inflationary pressures, changes in monetary policy, elevated interest rates, recessionary concerns, geopolitical tensions and conflicts, supply chain disruptions, volatile foreign currency exchange rates, public health conditions and political and social unrest. In fiscal 2024, persistent inflation in home prices and elevated interest rates, in particular, continued to adversely impact the U.S. real estate market and depress real estate lead and transaction volumes and adjacent businesses at the Digital Real Estate Services segment. These and other events or conditions outside the Company’s control have in the past also resulted in, and could in the future lead to, among other things, disruption of the Company’s business, a tightening of, and in some cases more limited access to, the credit and capital markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer net worth and a decline in other markets such as energy and commodities, and could, in turn, lead to a broader, prolonged economic downturn. Such downturns have resulted, and could in the future result, in lower advertising expenditures, lower demand for the Company’s products and services, unfavorable changes in the mix of products and services purchased, pricing pressures, a credit ratings downgrade and/or higher borrowing costs and decreased ability of third parties to satisfy their obligations to the Company and have adversely affected, and could in the future adversely affect, the Company’s business, results of operations, financial condition and liquidity. The Company is particularly exposed to (1) certain Australian business risks because it holds a substantial amount of Australian assets and generated approximately 40% of its fiscal 2024 revenues from Australia and (2) to a lesser extent, business risks relating to the U.K., where it generated approximately 13% of its fiscal 2024 revenues.

The Company may also be impacted by other events outside its control, such as recent developments in the U.S. residential real estate industry. Certain brokerages and franchisors, as well as NAR, face class action lawsuits alleging antitrust violations, and the Department of Justice (the “DOJ”) is also seeking to resume its previously settled antitrust investigation into NAR. In March 2024, NAR entered into a settlement agreement to resolve a number of the lawsuits on a nation-wide basis pursuant to which it agreed to a significant monetary payment and certain changes to its rules and practices, including eliminating the cooperative compensation rule, thereby prohibiting REALTOR® MLSs from publishing buyer broker compensation offers, and requiring buyer brokers who belong to REALTOR® MLSs to execute written agreements with buyers specifying compensation before touring a home. While the impact of these changes, as well as any additional changes that may arise from any resumed investigation or from other lawsuits, is uncertain and difficult to predict, if they significantly affect how home buyers and sellers engage with agents or negatively impact agent commissions, that could reduce the number of leads and other services agents purchase from the Company’s Move subsidiary and could adversely affect Move’s business and results of operations or require changes to its business model.
A Decline in Customer Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly.
The Company derives substantial revenues from the sale of advertising, and its ability to generate advertising revenue depends on a number of factors, including: (1) demand for its products and services, (2) audience fragmentation, (3) digital advertising trends, (4) its ability to offer attractive advertising products and formats, (5) general economic and business conditions, (6) customer demographics, (7) advertising rates and effectiveness and (8) its brand strength and reputation.
Demand for the Company’s products and services is evaluated based on a variety of metrics, such as users, visits and engagement for digital offerings, circulation for newspapers and ratings for cable channels, which are used by advertisers to determine the amount of advertising to purchase from the Company and advertising rates. Digital traffic is driven in significant part by visibility on digital platforms, which is impacted by algorithms that are outside the Company’s control and change frequently. Any difficulty or failure in managing changes to these algorithms or accurately measuring demand generally, particularly for digital offerings or across multiple platforms, may adversely impact advertising pricing and spending or, in the case of inaccuracies, the Company’s reputation and relationships with advertisers.
Shifting consumer preferences for content consumption toward digital media and the proliferation of devices, technologies, formats and distribution platforms have intensified competition for advertising, increased audience fragmentation and advertising inventory and decreased demand for the Company’s traditional media offerings and their attractiveness to advertisers. The ability of digital advertising to deliver more targeted, measurable results promptly and newer ways of purchasing advertising such as programmatic buying channels have further shifted advertising from traditional media to digital offerings, some of which generate lower rates or are not otherwise as beneficial to the Company. Large digital platforms command a substantial share of the digital advertising market due to their extensive audience reach, data and targeting capabilities and strengths in certain in-demand advertising formats. Certain of these platforms also control significant technologies such as ad servers on which the Company’s digital advertising operations rely, and interruptions or changes affecting these technologies, including the economic terms, could adversely impact advertising revenues and/or operating costs. Evolving standards for the delivery of digital advertising, the development and implementation of technology, standards, regulations, policies and practices and changing consumer expectations that adversely affect the Company’s ability to deliver, target or measure the effectiveness of its advertising, including the phase-out of support for third-party cookies and mobile identifiers, as well as platform and browser requirements, news blocking or bias and new privacy regulations, may also negatively impact digital advertising revenues. As the digital advertising market continues to evolve, there can be no assurance that the Company will be able to compete successfully for advertising budgets or that its digital advertising revenues will be able to offset declines in advertising revenue from traditional media offerings.
The Company’s advertising revenue is also affected generally by national and local economic and business conditions, which tend to be cyclical, as well as election and other news cycles. During fiscal 2024, factors such as elevated interest rates and geopolitical tensions and conflicts contributed to continued economic uncertainty, reduced spending by advertisers and lower advertising revenues at certain of the Company’s businesses. Other events outside the Company’s control, including inflationary pressures, recessionary concerns, supply chain disruptions, natural disasters, extreme weather, pandemics and other widespread health crises, political and social unrest or acts of terrorism, have had, and may in the future have, a similar impact. Certain sectors of the economy account for a significant portion of the Company’s advertising revenues, including retail, as well as technology and finance, where advertising spending again decreased in fiscal 2024. Future declines in the economic prospects of these and other advertisers or the economy in general could alter current or prospective advertisers’ spending priorities, which may further reduce the Company’s overall advertising revenue.

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
Competition for popular licensed programming is intense, and the success of certain of the Company’s operating businesses, including its subscription video services business, depends in large part on their ability to obtain and retain rights and access to desirable programming and certain related elements thereof, such as music rights. The Company’s subscription video services business has experienced higher programming costs due to, among other things, (1) increases imposed by program suppliers when offering new programming or upon the expiration of existing contracts; (2) incremental investment requirements for new services; and (3) increased competition for rights from other digital media companies, including streaming services and large digital platforms. Certain of the Company’s operating businesses, including its subscription video services business, are party to contracts for a substantial amount of sports, entertainment and other programming rights with various third parties, including professional sports leagues and teams and television and motion picture producers, that have varying durations and renewal terms. The Company may be unable to renew existing, or enter into new, programming rights agreements on comparable or favorable terms, including financial and other terms, such as exclusivity and the scope of rights. Third parties may also outbid the Company for those rights. In addition, as content providers develop competing services, some providers have been, and may in the future be, unwilling to provide the Company with access to their content. Consolidation among content providers may result in additional content becoming unavailable to the Company and/or increase the scale and leverage of those providers. Content may also become unavailable due to factors impacting the ability of the Company’s content providers to produce and distribute programming, such as prolonged work stoppages or pandemics and other health crises. The loss of rights, renewals on unfavorable terms or the unavailability of content for any other reason may adversely affect the Company’s ability to differentiate its services and the breadth or quality of the Company’s content offerings, including the extent of its sports coverage and entertainment programming, and lead to customer or audience dissatisfaction or loss, which could, in turn, adversely affect its revenues. In addition, the Company’s business, results of operations and financial condition could be adversely affected if upon renewal, escalations in programming rights costs are unmatched by increases in subscriber and carriage fees and advertising rates. The long-term nature of some of the Company’s content commitments may also limit its flexibility in planning for, or reacting to changes in, business and economic conditions and the market segments in which it operates.
The Company Has Made and May Continue to Make Strategic Acquisitions, Investments and Divestitures That Introduce Significant Risks and Uncertainties.
In order to position its business to take advantage of growth opportunities, the Company has made and may continue to make strategic acquisitions and investments that involve significant risks and uncertainties. These risks and uncertainties include, among others: (1) the difficulty in integrating newly acquired businesses, operations and systems, such as financial reporting, internal controls, compliance and information technology (including cybersecurity and data protection controls), in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other anticipated benefits, (3) the potential loss of key employees, customers, suppliers and partners, (4) with respect to investments, risks associated with the inability to control the operations of the business, (5) the risk of diverting the attention of the Company’s senior management from the Company’s operations, (6) in the case of foreign acquisitions and investments, the impact of specific economic, tax, currency, political, legal and regulatory risks associated with the relevant countries, (7) expenses and liabilities, both known and unknown, associated with the acquired businesses or investments, (8) in some cases, increased regulation and (9) in some cases, lower liquidity as a result of the use of cash or incurrence of debt to fund such acquisition or investment. If any acquired business or investment fails to operate as anticipated or an acquired business cannot be successfully integrated with the Company’s existing businesses, the Company’s business, results of operations, financial condition, brands and reputation could be adversely affected, and the Company may be required to record non-cash impairment charges for the write-down of certain acquired assets and investments. The Company’s ability to continue to make acquisitions or investments depends on the availability of suitable businesses at acceptable prices and whether restrictions are imposed by governmental bodies or regulations, and competition for certain types of acquisitions is significant.
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
The Company’s businesses depend on a single or limited number of third-party suppliers for certain key products and services. For example, the Company relies on Amazon Web Services to supply cloud-based services used in many of the Company’s business activities and Optus to provide all of the satellite transponder capacity for its subscription video services business. If the Company’s relationship with key suppliers deteriorates or any of these suppliers breaches or terminates its agreement with the Company or otherwise fails to perform its obligations in a timely manner, experiences operating or financial difficulties, is unable to meet demand due to component shortages and other supply chain issues, labor shortages, insufficient capacity, cybersecurity incidents or otherwise, significantly increases the amount it charges the Company for necessary products or services or ceases production or provision of any necessary product or service, the Company’s business, results of operations and financial condition may be adversely affected.
In addition, Telstra is currently the exclusive provider of wholesale fixed voice and broadband services for the Company’s pay-TV business and the largest reseller of its satellite services. Any disruption in the supply of those services or a decline in Telstra’s business could result in disruptions to the supply of, and/or reduce the number of subscribers for, the Company’s products and services, which could, in turn, adversely affect its business, results of operations and financial condition.
While the Company will seek alternative sources for these products and services where possible and/or permissible under applicable agreements, it may not be able to secure these alternative sources quickly and cost-effectively or at all, which could impair its ability to timely deliver its products and services or operate its business.
Any Significant Increase in the Cost to Print and Distribute the Company’s Books and Newspapers or Disruption in the Company’s Supply Chain or Printing and Distribution Channels May Adversely Affect the Company’s Business, Results of Operations and Financial Condition.
Printing and distribution costs, including the cost of paper, are a significant expense for the Company’s book and newspaper publishing units. The price of paper has historically been volatile, and prices remained elevated in fiscal 2024 relative to historical trends due to various factors, including increases in supplier operating expenses and inflationary pressures. The Company also relies on third-party suppliers for deliveries of paper and on third-party printing and distribution partners to print and distribute its books and newspapers. Factors such as inflationary pressures, labor shortages, higher transportation costs and delays and other supply chain issues, financial pressures, industry trends or economics (including the closure or conversion of newsprint mills and consolidation among suppliers and partners), labor unrest, changes in laws and regulations, such as the E.U.’s Deforestation Regulation, natural disasters, extreme weather (which may occur with increasing frequency and intensity), pandemics and other widespread health crises or other circumstances affecting the Company’s paper and other third-party suppliers and print and distribution partners have increased, and could continue to increase, the Company’s printing and distribution costs and could lead to disruptions, reduced operations or consolidations within the Company’s printing and distribution supply chains and/or of third-party print sites and/or distribution routes. The Company may not be able to secure alternative providers quickly and cost-effectively, which could disrupt printing and distribution operations or increase the cost of printing and distributing the Company’s books and newspapers. Significant increases in these costs, undersupply or significant disruptions in the supply chain or the Company’s printing and distribution channels have had, and could in the future have, an adverse effect on the Company’s business, results of operations and financial condition.
The Company’s Reputation, Credibility and Brands are Key Assets and Competitive Advantages and its Business and Results of Operations May be Affected by How the Company is Perceived.
The Company’s products and services are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal and premier news brands in Australia and the U.K., Dow Jones, HarperCollins Publishers, Foxtel, realestate.com.au, Realtor.com® and many others, and the Company believes its success depends on its continued ability to maintain and enhance these brands. The Company’s brands, credibility and reputation could be damaged by incidents that erode consumer and customer trust or a perception that the Company’s products and services, including its journalism, programming, real estate information, benchmark and pricing services and other data and information, are low quality, unreliable or fail to maintain independence and integrity. For example, the Company could be adversely impacted if generative AI tools misattribute incorrect information to the Company or if the Company’s use of generative AI in its own products and services produces content, information, analyses or recommendations that are alleged to be deficient, inaccurate, biased, harmful, discriminatory or infringing, violate privacy rights or otherwise be problematic. Significant negative claims or publicity regarding the Company’s products and services, operations, customer service, management, employees, advertisers and other business partners, business decisions, social responsibility and culture may damage its brands or reputation, even if such claims are untrue. The Company’s brands and reputation may also be impacted by, or associated with, its public commitments to, and disclosures regarding, various corporate ESG initiatives and metrics, its progress towards achieving its goals, as well as positions the Company, its businesses or its publications take or do not take on social issues. Changes in methodologies for reporting ESG data, improvements in third-party data, changes in the Company’s operations or other circumstances, the evolution of the Company’s processes for reporting ESG data and disparate and evolving standards for identifying, measuring, and reporting ESG metrics, including reporting requirements of the SEC, European and other regulators, are expected to result in new disclosures and additional costs and could lead to revisions to the Company’s current disclosures, goals or reported progress in achieving such goals, or adversely impact its ability to achieve such goals in the future, any of which could harm the Company and its brands and reputation. To the extent the Company’s brands, reputation and credibility are damaged, the Company’s ability to attract and retain consumers, customers, advertisers and employees, as well as the Company’s sales, business opportunities and profitability, could be adversely affected, which could in turn have an adverse impact on its business and results of operations.
The Company’s International Operations Expose it to Additional Risks that Could Adversely Affect its Business, Operating Results and Financial Condition.
In its fiscal year ended June 30, 2024, approximately 61% of the Company’s revenues were derived outside the U.S., and the Company is focused on expanding its international operations. There are risks inherent in doing business internationally and other risks may be heightened, including (1) issues related to staffing and managing international operations, including maintaining the health and safety of its personnel around the world; (2) economic uncertainties and volatility in local markets, including as a result of inflationary pressures or a general economic slowdown or recession, and political or social instability; (3) the impact of events in relevant jurisdictions such as natural disasters, extreme weather (which may occur with increasing frequency and intensity), pandemics and other widespread health crises, acts of terrorism or war and geopolitical tensions and conflicts; (4) compliance with foreign laws, regulations and policies and potential adverse changes thereto, including with respect to tax regimes, ownership restrictions, restrictions on repatriation of funds and currency exchange, data privacy, intellectual property, competition and labor and employment; (5) compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws and regulations, trade restrictions and economic sanctions; and (6) regulatory or governmental action against the Company’s products, services and personnel such as censorship or other restrictions on access, detention or expulsion of journalists or other employees and other retaliatory actions, which may increase due to geopolitical tensions and conflicts. Events or developments related to these and other risks associated with the Company’s international operations could result in reputational harm and have an adverse impact on the Company’s business, results of operations, financial condition and prospects. Challenges associated with operating globally may increase as the Company continues to expand into geographic areas that it believes represent the highest growth opportunities.
The Company is Party to Agreements with Third Parties Relating to Certain of its Businesses That Contain Operational and Management Restrictions and/or Other Rights That, Depending on the Circumstances, May Not be in the Best Interest of the Company.
The Company is party to agreements with third parties relating to certain of its businesses that restrict the Company’s ability to take specified actions and contain other rights that, depending on the circumstances, may not be in the best interest of the Company. For example, the Company and Telstra are parties to a Shareholders’ Agreement with respect to Foxtel containing certain minority protections for Telstra, including standard governance provisions, as well as transfer and exit rights. The Shareholders’ Agreement provides Telstra with the right to appoint two directors to the Board of Foxtel, as well as Board and shareholder-level veto rights over certain non-ordinary course and/or material corporate actions that may prevent Foxtel from taking actions that are in the interests of the Company. The Shareholders’ Agreement also provides for (1) certain transfer restrictions, which could adversely affect the Company’s ability to execute such transfers and/or the prices at which those transfers may occur, and (2) exit arrangements, which could, in certain circumstances, force the Company to sell its interest, subject to rights of first and, in some cases, last refusals.
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
The Company’s pay-TV business uses satellite systems to transmit its programming to its subscribers and/or authorized sublicensees. The Company’s distribution facilities include uplinks, communications satellites and downlinks, and the Company also uses studio and transmitter facilities. Transmissions may be disrupted or degraded as a result of natural disasters, extreme weather (which may occur with increasing frequency and intensity), power outages, terrorist attacks, cyberattacks or other similar events that damage or destroy on-ground uplinks or downlinks or studio and transmitter facilities, or as a result of damage to a satellite. Satellites are subject to significant operational and environmental risks while in orbit, including anomalies resulting from various factors such as manufacturing defects and problems with power or control systems, as well as environmental hazards such as meteoroid events, electrostatic storms and collisions with space debris. These events may result in the loss of one or more transponders on a satellite or the entire satellite and/or reduce the useful life of the satellite, which could, in turn, lead to a disruption or loss of video services to the Company’s customers. The Company does not carry commercial insurance for business disruptions or losses resulting from the foregoing events as it believes the cost of insurance premiums is uneconomical relative to the risk. Instead, the Company seeks to mitigate this risk through the maintenance of backup satellite capacity and other contingency plans. However, these steps may not be sufficient, and if the Company is unable to secure alternate distribution, studio and/or transmission facilities in a timely manner, any such disruption or loss could have an adverse effect on the Company’s business, results of operations and financial condition.
Attracting, Retaining and Motivating Highly Qualified People is Difficult and Costly, and the Failure to Do So Could Harm the Company’s Business.
The Company’s businesses depend upon the continued efforts, abilities and expertise of its corporate and divisional executive teams and other highly qualified employees who possess substantial business, technical and operational knowledge. The market for highly skilled people, including for technology-related, product development, data science, marketing and sales roles, is very competitive, and the Company cannot ensure that it will be successful in retaining and motivating these employees or hiring and training suitable additions or replacements without significant costs or delays, particularly as it continues to focus on its digital products and services. These risks have been, and may in the future be, exacerbated by labor constraints and inflationary pressures on employee wages and benefits. Changes in workplace and workforce dynamics, including the increased availability of flexible, hybrid and work-from-home arrangements, may also make it more difficult to hire, retain and motivate qualified employees if the Company’s needs are not aligned with worker demands or as a result of workplace culture challenges due to remote work. Reductions in force that the Company has conducted from time to time in order to optimize its organizational structure and reduce costs, including the headcount reduction announced in February 2023, may further adversely impact the Company’s ability to attract, retain and motivate employees, and there can be no assurance that the expected benefits of these actions will be realized, including the anticipated cost savings. The loss of key employees, the failure to attract, retain and motivate other highly qualified people or higher costs associated with these efforts, could harm the Company’s business, including the ability to execute its business strategy, and negatively impact its results of operations.
The Company is Subject to Payment Processing Risk Which Could Lead to Adverse Effects on the Company’s Business and Results of Operations.
The Company’s customers pay for its products and services using a variety of different payment methods, including credit and debit cards, prepaid cards, direct debit, online wallets and through direct carrier and partner billing. The Company relies on internal and third-party systems to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, delays in receiving payments from payment processors, any failures to comply with, or changes to, rules or regulations concerning payments, loss of payment or billing partners and/or disruptions or failures in, or fraudulent use of or access to, payment processing systems or payment products, the Company’s results of operations could be adversely impacted and it could suffer reputational harm. Furthermore, if the Company is unable to maintain its fraud and chargeback rates at acceptable levels, card networks may impose fines and its card approval rate may be impacted. The termination of the Company’s ability to process payments via any major payment method would adversely affect its business and results of operations.

Labor Disputes May Have an Adverse Effect on the Company’s Business.
In some of the Company’s businesses, it engages the services of employees who are subject to collective bargaining agreements. The Company has experienced, and may in the future experience, labor unrest, including strikes or work slowdowns, in connection with the negotiation of collective bargaining agreements. A significant labor dispute could cause delays in production or other business interruptions and may result in higher costs in connection with new collective bargaining agreements, which could reduce profit margins and have an adverse effect on the Company’s business and reputation, and these risks may be exacerbated by labor constraints and inflationary pressures on employee wages and benefits.
Risks Related to Information Technology, Cybersecurity and Data Protection
A Breach, Failure, Misuse of or other Incident Involving the Company’s or its Third-Party Providers’ Network and Information Systems or Other Technologies Could Cause a Disruption of Services or Adversely Impact the Confidentiality, Integrity or Availability of Information or Data, Resulting in Increased Costs, Loss of Revenue, Reputational Damage or Other Harm to the Company’s Business.
Network and information systems and other technologies used by the Company or used or supplied by third-party providers or partners, including those related to content delivery networks, network management and cloud-based services (collectively, the “Systems”), are important to the Company’s business activities and contain its proprietary, confidential and sensitive business information, including personal data of its customers and personnel. Events affecting the Systems such as computer compromises, cyber threats and attacks, computer viruses or other destructive or disruptive software, process breakdowns, ransomware and denial of service attacks, malicious social engineering or other malicious activities by individuals (including employees) or state-sponsored or other groups, or any combination of the foregoing, as well as power, telecommunications and internet outages, equipment failure, fire, natural disasters, extreme weather (which may occur with increasing frequency and intensity), terrorist activities, war, human or technological error or malfeasance that may affect such systems, could cause a failure, compromise, breach or interruption of these Systems, adversely impact the confidentiality, integrity or availability of information or data maintained in the Systems, disrupt the Company’s services and business, or otherwise negatively impact its business, results of operations and reputation. Unauthorized parties may also fraudulently induce the Company’s employees or other agents to disclose sensitive or confidential information in order to gain access to the Systems or the Company’s or third parties’ facilities or data. In addition, any “bugs,” errors or other defects in, or the improper implementation of, hardware or software applications the Company develops or procures from third parties could unexpectedly disrupt the Company’s network and information systems or other technologies or compromise information security. System resilience and/or redundancy may be ineffective or inadequate, and the Company’s disaster recovery and business continuity planning may not be sufficient to address all potential cyber events or other disruptions.
In recent years, there has been a significant rise in the number of cyberattacks, and such attacks are becoming increasingly more sophisticated, targeted and difficult to detect and prevent against, particularly with the use of generative AI. A number of factors may further heighten cybersecurity risks, such as (1) the high profile nature of the Company’s businesses, (2) geopolitical tensions and conflicts, (3) remote access to Company systems by employees and (4) access to Systems, products and services by Company personnel, customers and other third parties using personal devices and apps or tools available on such devices, including AI tools. Acquisitions or other transactions could also expose the Company to cybersecurity risks if there are vulnerabilities present in acquired or integrated entities’ systems and technologies. Consequently, the risks associated with cyberattacks continue to increase, particularly as the Company’s digital businesses expand. The Company has experienced, and expects to continue to be subject to, cybersecurity threats. To date, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company. However, there is no assurance that cybersecurity threats or incidents will not have a material adverse effect in the future. Countermeasures that the Company and its third-party providers or partners have developed and implemented to address risks arising from Systems-related events, including its cybersecurity program, are not always successful, particularly given that techniques used to access, disable or degrade service, or sabotage Systems have continued to become more sophisticated and change frequently, and some countermeasures may limit the functionality of or otherwise negatively impact the Company’s products, services and systems. Additionally, it is difficult to detect and defend against certain threats and vulnerabilities that can persist over extended periods. Events affecting the Systems could require significant Company resources to remedy. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. While the Company maintains cyber risk insurance, this insurance may not be sufficient to cover, or extend to, all costs or damage relating to any cybersecurity incident, and the Company cannot be certain that its current coverage will continue to be available on economically reasonable terms.

A significant failure, compromise, breach, interruption of or other incident affecting the Systems could adversely impact the confidentiality, integrity or availability of information or data maintained in the Systems and result in a disruption of the Company’s operations, including degradation or disruption of service, equipment damage, customer, audience or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations and enforcement actions, lawsuits, fines, penalties and other payments, response, recovery and remediation costs, a loss of or inability to attract new customers, audience, advertisers or business partners or loss of revenues and other financial losses. Any such event that results in loss, improper access to or disclosure of information maintained in the Systems, including financial, personal and credit card data, as well as confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, could subject the Company to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy, as well as private individual or class action lawsuits or regulatory enforcement actions. The Company may also be required to notify certain governmental agencies and/or regulators and affected individuals about any actual or perceived data security breach within strict time periods and at significant cost. In addition, media or other reports of actual or perceived security vulnerabilities in any Systems, even if nothing has actually been attempted or occurred, could also adversely impact the Company’s brand and reputation and materially affect its business, results of operations and financial condition.
Failure to Comply with Complex and Evolving Laws and Regulations, Industry Standards and Contractual Obligations Regarding Privacy, Data Use and Data Protection Could Have an Adverse Effect on the Company’s Business, Financial Condition and Results of Operations.
The Company’s business activities are subject to various and increasing laws and regulations in the U.S. and internationally governing the collection, use, sharing, protection and retention of personal data, which have implications for how such data is managed. Examples include the E.U.’s GDPR and the UK DPA and UK GDPR, each of which expands the regulation of personal data processing throughout the E.U. and the U.K., respectively, and significantly increases maximum penalties for non-compliance, as well as a number of U.S. state data privacy laws, which establish certain transparency rules, put greater restrictions on the collection, use and disclosure of personal information of their respective state residents and provide such residents with certain rights regarding their personal information. See “Governmental Regulation—Data Privacy and Security Regulation” for more information. These laws and regulations are increasingly complex and continue to evolve, and substantial uncertainty surrounds their scope and application. Moreover, data privacy and security laws may conflict from jurisdiction to jurisdiction. Complying with these laws and regulations could be costly and resource-intensive, require the Company to change its business practices, or limit or restrict aspects of the Company’s business in a manner adverse to its operations, including by restricting the collection and/or disclosure of information that enables it to target and measure the effectiveness of advertising. The Company’s failure to comply, even if inadvertent or in good faith, or as a result of a compromise, breach or interruption of the Company’s systems by a third party, could result in exposure to enforcement by U.S. federal, state or local or foreign governments or private parties, notification and remediation costs, loss of customers, as well as significant negative publicity and reputational damage. The Company may also be subject to liability under relevant contractual obligations and may be required to expend significant resources to defend, remedy or address any claims.
Risks Related to Intellectual Property
Unauthorized Use of the Company’s Content May Decrease Revenue and Adversely Affect the Company’s Business and Profitability.
The Company’s success depends in part on its ability to maintain, enforce and monetize the intellectual property rights in its original and acquired content, and unauthorized use of its brands, programming, digital journalism and other content, books and other intellectual property affects the value of its content. Developments in technology, including AI, the wide availability of higher internet bandwidth and reduced storage costs increase the threat of unauthorized use such as content piracy by making it easier to create, access, stream, duplicate and widely distribute unauthorized material, including from less-regulated countries into the Company’s primary markets. While the Company seeks to limit the threat of unauthorized use through various means, such activities are difficult to monitor and prevent and these efforts may be costly and are not always successful, particularly as threats emerge and evolve rapidly and infringers continue to develop tools that undermine security features and enable them to disguise their identities online. Recent advances and continued rapid development in AI may also lead to unauthorized exploitation of the Company’s journalism and other content, both in the training and grounding of models as well as output produced by generative AI tools. The proliferation of unauthorized use of the Company’s content undermines lawful distribution channels and reduces the revenue that the Company could receive from the legitimate sale, licensing and distribution of its content. Protection of the Company’s intellectual property rights is dependent on the scope and duration of its rights as defined by applicable laws in the U.S. and abroad, and if those laws are drafted or interpreted in ways that limit the extent or duration of the Company’s rights, including in relation to unauthorized use of the Company’s content by generative AI developers, or if existing laws are changed or not effectively enforced, the Company’s ability to generate revenue from its intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. The application of existing laws and regulations to new technologies, including generative AI, is unsettled, and the failure of legal and technological protections to evolve as technological tools become more sophisticated could make it more difficult for the Company to adequately protect its intellectual property, which could, in turn, negatively impact its value and further increase the Company’s enforcement costs.
Failure by the Company to Protect Certain Intellectual Property and Brands, or Infringement Claims by Third Parties, Could Adversely Impact the Company’s Business, Results of Operation and Financial Condition.
The Company’s businesses rely on a combination of trademarks, trade names, copyrights, patents, domain names, trade secrets and other proprietary rights, as well as licenses, confidentiality agreements and other contractual arrangements, to establish, obtain and protect the intellectual property and brand names used in their businesses. The Company believes its proprietary trademarks, trade names, copyrights, patents, domain names, trade secrets and other intellectual property rights are important to its continued success and its competitive position. However, the Company cannot ensure that these intellectual property rights or those of its licensors (including licenses relating to sports programming rights, set-top box technology and related systems, the NAR License and the Fox Licenses) and suppliers will be enforced or upheld if challenged or that these rights will protect the Company against infringement claims by third parties, and effective intellectual property protection may not be available in every country or region in which the Company operates or where its products and services are available. Efforts to protect and enforce the Company’s intellectual property rights may be costly, and any failure by the Company or its licensors and suppliers to effectively protect and enforce its or their intellectual property or brands, or any infringement claims by third parties, could adversely impact the Company’s business, results of operations or financial condition. Claims of intellectual property infringement could require the Company to enter into royalty or licensing agreements on unfavorable terms (if such agreements are available at all), require the Company to spend substantial sums to defend against or settle such claims or to satisfy any judgment rendered against it, or cease any further use of the applicable intellectual property, which could in turn require the Company to change its business practices or offerings and limit its ability to compete effectively. Even if the Company believes any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from its business. In addition, the Company may be contractually required to indemnify other parties against liabilities arising out of any third-party infringement claims.
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
As of June 30, 2024, News Corp had $2.8 billion of total outstanding indebtedness (excluding related party debt), including $691 million and $134 million, respectively, of indebtedness held by its non-wholly owned subsidiaries, Foxtel and REA Group (collectively with News Corp, the “Debtors”). The indebtedness of the Debtors and the terms of their financing arrangements could: (1) limit their ability to obtain additional financing in the future; (2) make it more difficult for them to satisfy their obligations under the terms of their financing arrangements, including the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents (collectively, the “Debt Documents”); (3) limit their ability to refinance their indebtedness on terms acceptable to them or at all; (4) limit their flexibility to plan for and adjust to changing business and market conditions in the industries in which they operate and increase their vulnerability to general adverse economic and industry conditions; (5) require them to dedicate a substantial portion of their cash flow to make interest and principal payments on their debt, thereby limiting the availability of their cash flow to fund future investments, capital expenditures, working capital, business activities, acquisitions and other general corporate requirements; (6) subject them to higher levels of indebtedness than their competitors, which may cause a competitive disadvantage and may reduce their flexibility in responding to increased competition; and (7) in the case of the Company’s fixed rate indebtedness, which includes prepayment penalties, diminish the Company’s ability to benefit from any future decrease in interest rates.
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
In addition, the Debtors’ outstanding Debt Documents contain financial and operating covenants that may limit their operational and financial flexibility. These covenants include compliance with, or maintenance of, certain financial tests and ratios and may, depending on the applicable Debtor and subject to certain exceptions, restrict or prohibit such Debtor and/or its subsidiaries from, among other things, incurring or guaranteeing debt, undertaking certain transactions (including certain investments and acquisitions), disposing of certain properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, entering into certain other financing arrangements, creating or permitting certain liens, engaging in transactions with affiliates, making repayments of certain other loans, undergoing fundamental business changes and/or paying dividends or making other restricted payments and investments. Various risks, uncertainties and events could affect the Debtors’ ability to comply with these restrictions and covenants. In the event any of these covenants are breached and such breach results in a default under any Debt Documents, the lenders or noteholders, as applicable, may accelerate the maturity of the indebtedness under the applicable Debt Documents, which could result in a cross-default under other outstanding Debt Documents and could have a material adverse impact on the Company’s business, results of operations and financial condition.
Fluctuations in Foreign Currency Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.
The Company is primarily exposed to foreign currency exchange rate risk with respect to its consolidated debt that is denominated in a currency other than the functional currency of the operations whose cash flows support the ability to repay or refinance such debt. As of June 30, 2024, the Foxtel operating subsidiaries, whose functional currency is Australian dollars, had approximately $49 million aggregate principal amount of outstanding indebtedness denominated in U.S. dollars. The Company’s policy is to evaluate hedging against the risk of foreign currency exchange rate movements with respect to this exposure to reduce volatility and enhance predictability where commercially reasonable. However, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties to those arrangements.
In addition, the Company is exposed to foreign currency translation risk because it has significant operations in a number of foreign jurisdictions and certain of its operations are conducted in currencies other than the Company’s reporting currency, primarily the Australian dollar and the British pound sterling. Since the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on the Company’s earnings when the results of those operations that are reported in foreign currencies are translated into U.S. dollars for inclusion in the Company’s financial statements, which could, in turn, have an adverse effect on its reported results of operations in a given period or in specific markets.
The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.
As a result of changes in the Company’s industry and market conditions, the Company has recognized, and may in the future recognize, impairment charges for write-downs of goodwill, intangible assets, investments and other long-lived assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s results of operations and, in the case of cash restructuring charges, its financial condition. See Notes 5, 6, 7 and 8 in the accompanying Consolidated Financial Statements for more information. For instance, any significant shortfall, now or in the future, in advertising revenue or subscribers, the expected popularity of the content for which the Company has acquired rights and/or consumer acceptance of its products could lead to a downward revision in the fair value of certain reporting units. Any downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or other long-lived assets could result in impairments for which non-cash charges would be required, and any such charge could be material to the Company’s reported results of operations. The Company may also incur restructuring charges if it is required to realign its resources in response to significant shortfalls in revenue or other adverse trends. For example, the Company incurred cash restructuring charges of approximately $106 million in connection with the headcount reduction announced in February 2023. Any impairments and restructuring charges may also negatively impact the Company’s taxes, including its ability to realize its deferred tax assets and deduct certain interest costs.
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
The Organization for Economic Cooperation and Development (“OECD”) continues to develop detailed rules to assist member states in the implementation of landmark reforms to the international tax system, as agreed in October 2021 by 136 members of the OECD/G20 Inclusive Framework. These rules are intended to address certain tax challenges arising from the digitalization of the global economy. In December 2022, EU member states agreed to adopt the OECD’s minimum tax rules, which began going into effect in tax years beginning on or after January 1, 2024. In July 2023, the U.K. similarly enacted legislation, which is generally effective for years beginning on or after January 1, 2024. Several other countries, including Australia, have proposed changes to their tax law to implement the OECD’s minimum tax proposal. The application of the rules continues to evolve, and its outcome may alter aspects of how the Company’s tax obligations are determined in countries in which it does business. While several jurisdictions have rolled back their digital services taxes, certain jurisdictions still have separately enacted new digital services taxes. Those taxes have had limited impact on the Company’s overall tax obligations, but the Company continues to monitor them.
Risks Related to Legal and Regulatory Matters
The Company’s Business Could Be Adversely Impacted by Changes in Law, Governmental Policy and Regulation.
Various aspects of the Company’s activities are subject to regulation in numerous jurisdictions around the world, and the introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed, and changes in existing laws and regulations in those countries or the enforcement thereof, have increased its compliance risk and could have a negative impact on its interests. The Company’s Australian operating businesses may be adversely affected by changes in government policy, regulation or legislation, or the application or enforcement thereof, applying to companies in the Australian media industry or to Australian companies in general, including new prominence and anti-siphoning rules implemented in 2024 that affect its subscription video services business. See “Governmental Regulation—Australian Media Regulation” for more information. Benchmarks provided by the Company’s Dow Jones Energy business may be subject to regulatory frameworks in the E.U. and other jurisdictions. See “Governmental Regulation—Benchmark Regulation” for more information. The Company and its newspaper publishing businesses in the U.K. are subject to regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press and new legislation restricting foreign investment in U.K. newspapers. Additionally, the Company’s radio stations in the U.K. and Ireland and Talk are subject to governmental regulation by Ofcom. See “Governmental Regulation—U.K. Press-Related Regulation” and “—U.K. Radio Broadcasting and On-Demand Services Regulation,” respectively, for more information. Increased focus on ESG issues among governmental bodies and various stakeholders has resulted, and may continue to result, in the adoption of new laws and regulations, reporting requirements and policies in the U.S. and internationally, including more specific, target-driven frameworks and prescriptive reporting of ESG metrics, practices and targets. Laws and regulations governing new or evolving technologies, including generative AI, are also developing and remain unsettled, and legal and regulatory developments in this area could impact the Company’s business, including through increased legal liability risk and compliance costs associated with the use of generative AI. Laws and regulations may vary between local, state, federal and international jurisdictions and may sometimes conflict, and the enforcement of those laws and regulations may be inconsistent and unpredictable. Many of these laws and regulations, particularly those relating to new or evolving technologies, such as generative AI, pricing algorithms or ESG matters, are complex, technical and changing rapidly. The Company may incur substantial costs or be required to modify its business practices, implement new reporting processes and devote substantial management attention in order to comply with applicable laws and regulations and could incur substantial penalties or other liabilities and reputational damage in the event of any failure to comply.

Adverse Results from Litigation or Other Proceedings Could Impact the Company’s Business Practices and Operating Results.
From time to time, the Company is party to litigation, as well as to regulatory and other proceedings with governmental authorities and administrative agencies, including with respect to antitrust, tax, data privacy and security, intellectual property, employment and other matters. See Note 16 in the accompanying Consolidated Financial Statements for a discussion of certain matters. The outcome of these matters and other litigation and proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages, injunctive relief, behavioral remedies or changes, consent decrees or settlement costs that could adversely affect the Company’s results of operations or financial condition as well as the Company’s ability to conduct its business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel and other factors. While the Company maintains insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if the Company believes a claim is covered by insurance, insurers may dispute its entitlement to recovery for a variety of potential reasons, which may affect the timing and, if they prevail, the amount of the Company’s recovery.
Risks Related to the Company’s Common Stock
The Market Price of the Company’s Stock May Fluctuate Significantly.
The Company cannot predict the prices at which its common stock may trade. The market price of the Company’s common stock may fluctuate significantly, depending upon many factors, some of which may be beyond its control, including: (1) the Company’s quarterly or annual earnings, or those of other companies in its industry; (2) actual or anticipated fluctuations in the Company’s operating results; (3) success or failure of the Company’s business strategy; (4) the Company’s ability to obtain financing as needed; (5) changes in accounting standards, policies, guidance, interpretations or principles; (6) changes in laws and regulations affecting the Company’s business; (7) announcements by the Company or its competitors of significant new business developments or the addition or loss of significant customers; (8) announcements by the Company or its competitors of significant acquisitions or dispositions; (9) changes in earnings estimates by securities analysts or the Company’s ability to meet its earnings guidance, if any; (10) the operating and stock price performance of other comparable companies; (11) investor perception of the Company and the industries in which it operates; (12) results from material litigation or governmental investigations; (13) changes in capital gains taxes and taxes on dividends affecting stockholders; (14) overall market fluctuations, general economic conditions, such as inflationary pressures or a general economic slowdown or recession, and other external factors, including pandemics, geopolitical tensions or conflicts, war and terrorism; and (15) changes in the amounts and frequency of dividends or share repurchases, if any.
Certain of the Company’s Directors and Significant Stockholders May Have Actual or Potential Conflicts of Interest Because of Their Equity Ownership in Fox Corporation (“FOX”) and/or Because They Also Serve as Officers and/or on the Board of Directors of FOX, Which May Result in the Diversion of Certain Corporate Opportunities to FOX.
Certain of the Company’s directors and significant stockholders own shares of FOX’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, the Company’s Chair, Lachlan K. Murdoch, also serves as Executive Chair and Chief Executive Officer of FOX. This ownership or service to both companies may create, or may create the appearance of, conflicts of interest when faced with decisions that could have different implications for the Company and FOX. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Company and FOX regarding the terms of the agreements governing the indemnification of certain matters. In addition to any other arrangements that the Company and FOX may agree to implement, the Company and FOX agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.
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
In addition, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust (“MFT”), which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 40.3% of the Company’s Class B Common Stock as of June 30, 2024, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the MFT. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional less than one percent of the Company’s Class B Common Stock as of June 30, 2024. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 40.8% of the Company’s Class B Common Stock as of June 30, 2024. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the MFT increases the likelihood that proposals submitted for stockholder approval that are supported by the MFT will be adopted and proposals that the MFT does not support will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock.
The Company’s Board of Directors has approved a $1 billion stock repurchase program for the Company’s Class A and Class B Common Stock, which has increased and could in the future further increase the percentage of Class B Common Stock held by the MFT. The Company has entered into a stockholders agreement with the MFT pursuant to which the Company and the MFT have agreed not to take actions that would result in the MFT and Murdoch family members together owning more than 44% of the outstanding voting power of the shares of Class B Common Stock or would increase the MFT’s voting power by more than 1.75% in any rolling 12-month period. The MFT would forfeit votes to the extent necessary to ensure that the MFT and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the shares of Class B Common Stock, except where a Murdoch family member votes their own shares differently from the MFT on any matter.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
As a high-profile global media and information services company with a wide array of digital products and services, the Company is subject to risks associated with cybersecurity threats. The Company has developed and implemented a cybersecurity program designed to manage these threats, including the assessment, identification and management of cybersecurity risks, and related protection, response, mitigation and recovery efforts. The program is overseen and monitored by a dedicated internal global cybersecurity organization, led by the Company’s Chief Information Security Officer (“CISO”), who reports directly to the Company’s Chief Technology Officer (“CTO”), and supported by designated cybersecurity risk leaders at the Company’s business units. The Company’s cybersecurity program is informed in part by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and leverages a defense-in-depth approach to managing cybersecurity risk. The governance, principles and framework for the program are set forth in the Company’s Global Cybersecurity Governance Principles Framework and are complemented by a set of global cybersecurity policies designed to promote secure cyber and data practices among Company personnel. The Company reinforces a culture of secure behavior through annual cybersecurity and privacy awareness trainings, quarterly phishing exercises and regular delivery of other security awareness content via newsletters, departmental meetings and periodic campaigns, as well as specialized secure development training for product development teams. In addition, the Company employs various technical measures and processes to address the cybersecurity threats it faces, which may include reporting, monitoring and alert tools, multi-factor authentication, encryption, endpoint detection and response, email and cloud security tools, vulnerability scanning tools, threat intelligence monitoring and application resilience measures, as well as threat modeling, architecture design reviews and code reviews performed by its product security team.
The Company maintains a cybersecurity incident response policy and plan, which in conjunction with the above measures, are designed to facilitate detection, analysis, containment, remediation and recovery from cybersecurity incidents and set forth processes to manage, escalate and, as appropriate, report such incidents based on their potential impact to the Company. The Company also undertakes disaster recovery and business continuity planning and maintains certain system redundancies to limit the impact of cybersecurity incidents and other disruptions, but there can be no assurance that these efforts will be successful. The Company conducts periodic testing and assessments of its cybersecurity program, both through internal security personnel and third-party firms. The Company engages consultants and other independent third parties to periodically perform internal and external penetration testing, security audits, incident response readiness exercises and assessments of the Company’s cybersecurity risk management practices, including a maturity assessment of the Company’s cybersecurity program based on the NIST Cybersecurity Framework approximately every two years. The Company may also consult with external legal counsel, third-party experts and other advisors in connection with incident response and recovery efforts and forensic investigations.
The Company’s processes for identifying, assessing and managing cybersecurity risk are integrated into the Company’s overall risk management process. The Company’s internal audit group monitors the Company’s risk profile and conducts regular enterprise-wide integrated risk assessments, with input from corporate and business unit management and personnel, to identify and assist the Board of Directors and senior executives in managing key existing and emerging risks for the Company and its businesses, including cybersecurity risk. The risk assessment process culminates in semi-annual reports to the Audit Committee and the Board of Directors.
In addition to its own systems and technology, the Company relies on third-party service providers for certain software, technology and cloud-based systems and services that support a variety of critical business operations. The Company has policies and processes designed to identify, assess and manage cybersecurity risk relating to these third-party service providers. When contracting with these providers, the procurement function works closely with the compliance, cybersecurity, privacy and legal teams to conduct diligence and help appropriately manage risk, including cybersecurity risk, throughout the life cycle of the contract. The Company and its business units have developed, and seek to incorporate, standard contractual security requirements into their service provider agreements. The Company also performs cybersecurity assessments of third-party service providers where it deems appropriate given the nature of the engagement and the data and systems expected to be accessed.
Although the Company dedicates significant resources and efforts to protect against cybersecurity risks, the Company has experienced, and expects to continue to be subject to, cybersecurity threats. To date, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, the Company continues to face cybersecurity risks such as those described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K, and there can be no assurance that cybersecurity threats or incidents will not have a material adverse effect on the Company in the future. While the Company maintains cyber risk insurance, such insurance may not be sufficient to cover all losses from cybersecurity incidents.
Governance
News Corp’s Board of Directors oversees the Company’s processes for identifying, assessing and managing significant risks facing the Company, and each of the Board’s standing committees assists the Board within the areas delegated to that committee. The Board of Directors has delegated to the Audit Committee primary responsibility for overseeing risks related to cybersecurity, including reviewing with management the Company’s major cyber-related risk exposures and the steps that have been taken to monitor and control such exposures. The Audit Committee generally receives reports at least quarterly from the CTO and CISO on the Company’s cybersecurity program covering various topics, including incident reporting, a review of the global cyber risk-map, updates on NIST maturity assessments, employee training and technology solutions and other practices designed to minimize the risks associated with cybersecurity threats, and updates the Board of Directors as appropriate.
Management is responsible for identifying, assessing and managing material cybersecurity risks on a day-to-day basis. The Company’s Global Cybersecurity Steering Committee, comprised of the CTO, CISO and representatives from internal audit, legal, finance, privacy and human resources, is responsible for overseeing the Company’s cybersecurity controls and generally meets on a quarterly basis. The Company’s global cybersecurity organization, led by the CISO, is responsible for developing and implementing cybersecurity policies and procedures and identifying potential risks across the Company and works closely with dedicated cybersecurity personnel at the Company’s business units. The Company’s CTO has been in his senior leadership role since 2020. He has held similar positions prior to joining News Corp, has over 30 years of experience in various cybersecurity and information technology infrastructure and risk management roles and holds an advanced degree in information systems. The Company’s CISO has been in his senior leadership role since 2021 and has over two decades of industry experience in cybersecurity and other technology-related roles, including as the Director of Cyber and Telecom Policy in the White House, where he advised senior administration officials on cybersecurity, technology and telecommunications policy issues. As part of the Company’s cybersecurity program, described above, the CISO is informed about and monitors the Company’s prevention, detection, response, mitigation and remediation efforts related to cybersecurity threats through regular communication and reporting from the Company’s cybersecurity team. The CISO works closely with representatives from the Company’s legal group, including to oversee compliance with legal, regulatory and contractual security requirements. The CISO provides regular updates to the CTO and the Global Cybersecurity Steering Committee and to other members of executive management, as appropriate. The Company’s reporting framework also includes its incident response policy and plan and other policies and processes which set forth specific procedures for internal and external reporting in the event of a cybersecurity incident, including notification to the Audit Committee, or the Board of Directors, as appropriate.
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
(b)The leased offices of HarperCollins U.S. in New York, New York;
(c)The office space campus owned by the Company in South Brunswick, New Jersey; and
(d)The leased offices of Move in Austin, Texas.
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
(b)The newspaper production and printing facilities for its U.K. newspapers, which consist of:
1.The leased office space at each of Fleet House, Peterborough, England; Dublin, Ireland; and Glasgow City Centre, Scotland; and
2.The freehold interests in each of a publishing and printing facility in Broxbourne, England and printing facilities in Knowsley, England and North Lanarkshire, Scotland5; and
(c)The leased warehouse and office facilities of HarperCollins Publishers Limited in Glasgow, Scotland.
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
ITEM 3. LEGAL PROCEEDINGS
See Note 16—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
5 During fiscal 2024, News UK and DMG Media combined certain printing operations of both companies within a separate joint venture. In connection with the transaction, News UK leased these publishing and printing facilities to the new joint venture but retains its freehold interests.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The Nasdaq Global Select Market (“Nasdaq”), its principal market, under the symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A Common Stock and Class B Common Stock are listed and traded on the Australian Securities Exchange (“ASX”) under the symbols “NWSLV” and “NWS,” respectively. As of August 2, 2024, there were approximately 13,600 holders of record of shares of Class A Common Stock and 300 holders of record of shares of Class B Common Stock.
Dividends
For information regarding dividends, see Note 12—Stockholders' Equity in the accompanying Consolidated Financial Statements.
Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. The remaining authorized amount under the Repurchase Program as of June 30, 2024 was approximately $460 million.
Stock repurchases under the Repurchase Program commenced on November 9, 2021. The following table summarizes the shares repurchased and subsequently retired and the related consideration paid during the fiscal years ended June 30, 2024, 2023 and 2022:

	For the fiscal years ended June 30,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	3.4	$79	9.5	$159	5.8	$122
Class B Common Stock	1.6	38	4.7	81	2.9	61
Total	5.0	$117	14.2	$240	8.7	$183
The following table details the Company’s monthly share repurchases during the three months ended June 30, 2024:

	Total Number of Shares Purchased - Class A(a)	Total Number of Shares Purchased - Class B(a)	Average Price Paid Per Share - Class A(b)	Average Price Paid Per Share - Class B(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	(in millions, except per share amounts)
April 1, 2024 - April 28, 2024	0.3	0.2	$24.85	$25.62	0.5	$484
April 29, 2024 - June 2, 2024	0.3	0.2	$25.37	$26.16	0.5	$471
June 3, 2024 - June 30, 2024	0.3	0.1	$27.33	$28.01	0.4	$460
Total	0.9	0.5	$25.76	$26.51	1.4
(a)The Company has not made any repurchases of Common Stock other than in connection with the publicly announced stock repurchase program described above.
(b)Amounts exclude taxes, fees, commissions or other costs associated with the repurchases.
ITEM 6.    [RESERVED]
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe,” “should” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s business, financial condition or results of operations, the Company’s strategy and strategic initiatives, including potential acquisitions, investments and dispositions, the Company’s cost savings initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K (the “Annual Report”). The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the Consolidated Financial Statements of News Corporation and related notes set forth elsewhere in this Annual Report.
The following discussion and analysis omits discussion of fiscal 2022. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for a discussion of fiscal 2022.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Businesses—This section provides a general description of the Company’s businesses, as well as developments that occurred during the fiscal years ended June 30, 2024 and 2023 and through the date of this filing that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the fiscal years ended June 30, 2024 and 2023. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed. The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2024 and 2023 each included 52 weeks.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the fiscal years ended June 30, 2024 and 2023, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of June 30, 2024.

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
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus, Market VIPSM, AdvantageSM Pro and Listing Toolkit products as well as its referral-based services, ReadyConnect ConciergeSM and RealChoiceTM Selling (formerly UpNest). Move also offers online tools and services to do-it-yourself landlords and tenants.
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees via satellite and internet distribution and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider. Its Foxtel pay-TV service provides approximately 200 channels and video on demand covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Group’s Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group’s other products and services include BINGE, its entertainment streaming service, Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content, and Hubbl, its recently-launched content aggregation platform.
ANC operates the Sky News Australia network, Australia’s 24-hour multi-channel, multi-platform news service. ANC channels are distributed throughout Australia on Foxtel and Sky News is distributed in New Zealand by Sky Network Television Limited. ANC also owns and operates the IPTV Australia Channel, which is available in territories outside Australia and New Zealand, and offers content across a variety of digital media platforms, including web, mobile and third-party providers.
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information whose products target individual consumers and enterprise customers and are distributed through a variety of media channels including newspapers, newswires, websites, mobile apps, newsletters, magazines, proprietary databases, live journalism, video and podcasts. Dow Jones’s consumer products include premier brands such as The Wall Street Journal, Barron’s, MarketWatch and Investor’s Business Daily. Dow Jones’s professional information products, which target enterprise customers, include Dow Jones Risk & Compliance, a leading provider of data solutions to help customers identify and manage regulatory, corporate and reputational risk with tools focused on financial crime, sanctions, trade and other compliance requirements, Dow Jones Energy, a leading provider of pricing data, news, insights, analysis and other information for energy commodities and key base chemicals, Factiva, a leading provider of global business content, and Dow Jones Newswires, which distributes real-time business news, information and analysis to financial professionals and investors.

•Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 15 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, Mariner, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, George Orwell, Agatha Christie and Zora Neale Hurston, as well as global author brands including J.R.R. Tolkien, C.S. Lewis, Daniel Silva, Karin Slaughter and Dr. Martin Luther King, Jr. It is also home to many beloved children’s books and series and a significant Christian publishing business.
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes The Australian, The Daily Telegraph, Herald Sun, The Courier Mail, The Advertiser and the news.com.au website in Australia, The Times, The Sunday Times, The Sun, The Sun on Sunday and thesun.co.uk in the U.K. and the-sun.com in the U.S. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., Talk in the U.K. and Storyful, a social media content agency.
•Other—The Other segment consists primarily of general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters (as defined in Note 16—Commitments and Contingencies to the Consolidated Financial Statements).
Digital Real Estate Services
The Digital Real Estate Services segment generates revenue through property and property-related advertising and services, including: the sale of real estate listing and lead generation products and referral-based services to agents, brokers, developers, homebuilders and landlords; real estate-related and property rental-related services; display advertising on residential real estate and commercial property sites; and residential property data services to the financial sector. The Digital Real Estate Services segment also generates revenue through commissions from referrals generated through its digital property search and financing offering and mortgage broking services. Significant expenses associated with these sites and services include development costs, advertising and promotional expenses, hosting and support services, salaries, broker commissions, employee benefits and other routine overhead expenses. The Digital Real Estate Services segment’s results are highly sensitive to conditions in the real estate market, as well as macroeconomic factors such as interest rates and inflation, which are expected to continue to adversely impact real estate lead and transaction volumes and adjacent businesses in the near term, particularly in the U.S.
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
Subscription Video Services
The Company’s Subscription Video Services segment consists of (i) its 65% interest in the Foxtel Group and (ii) ANC. The Foxtel Group is the largest Australian-based subscription television provider, with a suite of offerings including its Foxtel pay-TV and Kayo Sports, BINGE and Foxtel Now streaming services and Hubbl, its recently-launched content aggregation platform. The Foxtel Group generates revenue primarily through subscription revenue as well as advertising revenue.
The Foxtel Group competes for audiences primarily with a variety of other video content providers, such as traditional Free-To-Air (“FTA”) TV operators in Australia and content providers that deliver video programming over the internet. These providers include, Internet Protocol television, or IPTV, subscription video-on-demand and broadcast video-on-demand providers; streaming services offered through digital media providers; as well as programmers and distributors that provide content directly to consumers over the internet.
ANC operates the Sky News Australia network, Australia’s 24-hour multi-channel, multi-platform news service, and also owns and operates the IPTV Australia Channel. Revenue is primarily derived from monthly fees received from pay-TV providers and advertising.

The most significant operating expenses of the Subscription Video Services segment are the acquisition and production expenses related to programming, the expenses related to operating the technical facilities of the broadcast operations, expenses related to satellite and data-related transmission costs and studio and engineering expense. The expenses associated with licensing certain sports programming rights are recognized during the applicable season or event, which can cause results at the Subscription Video Services segment to fluctuate based on the timing and mix of the Foxtel Group’s local and international sports programming. Sports programming rights costs associated with a dedicated channel are amortized over 12 months. Other expenses include subscriber acquisition costs such as sales costs and marketing and promotional expenses related to improving the market visibility and awareness of the channels and their programming. Additional expenses include salaries, employee benefits, technology, rent and other routine overhead expenses.
Dow Jones
The Dow Jones segment’s products target individual consumers and enterprise customers. Revenue from the Dow Jones segment’s consumer business is derived primarily from circulation, which includes subscription and single-copy sales of its digital and print consumer products, the sale of digital and print advertising, licensing fees for its print and digital consumer content and participation fees for its live journalism events. Circulation revenues are dependent on the content of the Dow Jones segment’s consumer products, prices of its and/or competitors’ products, as well as promotional activities and news cycles. Advertising revenue is dependent on a number of factors, including demand for the Dow Jones segment’s consumer products, general economic and business conditions, demographics of the customer base, advertising rates and effectiveness and brand strength and reputation. Certain sectors of the economy account for a significant portion of Dow Jones’s advertising revenues, including technology and finance, which continued to be affected by economic uncertainty in fiscal 2024. Advertising revenues are also subject to seasonality, with revenues typically highest in the Company's second fiscal quarter due to the end-of-year holiday season. In addition, the consumer print business faces challenges from alternative media formats and shifting consumer preferences, which have adversely affected, and are expected to continue to adversely affect, both print circulation and advertising revenues. Advertising, in particular, has been impacted by the shift in spending from print to digital, which has increased advertising choices and formats, resulting in audience fragmentation and increased competition. Technologies, standards, regulations, policies and practices have also been and will continue to be developed and implemented that make it more difficult to target and measure the effectiveness of digital advertising, which may impact rates or revenues. As a multi-platform news provider, the Dow Jones segment seeks to maximize revenues from a variety of media formats and platforms, including leveraging its content through licensing arrangements with third-party platforms, developing new advertising models and growing its live journalism events business, and continues to invest in its digital and other products, which represent an increasingly larger share of revenues at its consumer business. Mobile devices and apps and other technologies provide continued opportunities for the Dow Jones segment to make its content available to a new audience of readers, introduce new or different pricing schemes and develop its products to continue to attract advertisers and/or affect the relationship between content providers and consumers.
Operating expenses for the consumer business include costs related to paper, production, distribution, third-party printing, editorial and commissions. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead. The costs associated with printing and distributing newspapers, including paper prices and delivery costs, are key operating expenses whose fluctuations can have a material effect on the results of the Dow Jones segment’s consumer business. The consumer business is affected by the cyclical changes in the price of paper and other factors that may affect paper prices, including, among other things, inflation, supply chain disruptions, industry trends or economics and tariffs or other restrictions on non-U.S. paper suppliers. In addition, the Dow Jones segment relies on third parties for much of the printing and distribution of its print products. The shift from print to digital and changing labor markets present challenges to the financial and operational stability of these third parties which could, in turn, impact the availability, or increase the cost, of third-party printing and distribution services for the Company's newspapers.
The Dow Jones segment’s consumer products compete for consumers, audience and advertising with other local and national newspapers, web and app-based media, news aggregators, customized news feeds, search engines, blogs, magazines, investment tools, social media sources, podcasts and event producers, as well as other media such as television, radio stations and outdoor displays. As a result of rapidly changing and evolving technologies (including recent developments in artificial intelligence (“AI”), particularly generative AI), distribution platforms and business models, and corresponding changes in consumer behavior, the consumer business continues to face increasing competition for both circulation and advertising revenue, including from a variety of alternative news and information sources, as well as programmatic advertising buying channels and off-platform distribution of its products.

The Dow Jones segment’s professional information business, which targets enterprise customers, derives revenue primarily from subscriptions to its professional information products. The professional information business serves enterprise customers with products that combine news and information with technology and tools that inform decisions and aid awareness, research, understanding and compliance. The success of the professional information business depends on its ability to provide products, services, applications and functionalities that meet the needs of its enterprise customers, who operate in information-intensive and oftentimes highly regulated industries such as finance and insurance, and it must also anticipate and respond to industry trends and regulatory and technological changes.
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
Operating expenses include costs related to paper, production, distribution, third-party printing, editorial, commissions, technology and radio sports rights. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead. The cost of paper is a key operating expense whose fluctuations can have a material effect on the results of the segment. The News Media segment’s expenses are affected by the cyclical changes in the price of paper and other factors that may affect paper prices, including, among other things, inflation, supply chain disruptions, industry trends or economics (including the closure or conversion of newsprint mills and consolidation among suppliers) and tariffs. Paper prices remained elevated in fiscal 2024 relative to historical trends due to these factors.

The News Media segment’s products compete for readership, audience and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation and subscriptions is based on the content of the products provided, pricing and, from time to time, various promotions. The success of these products also depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising is based upon product reach and engagement, advertising rates, advertiser results, availability of alternative media and quality of consumer demographics. As a result of rapidly changing and evolving technologies (including recent developments in AI, particularly generative AI), distribution platforms and business models, and corresponding changes in consumer behavior, the News Media segment continues to face increasing competition for both circulation and advertising revenue, particularly in its print business. Advertising, in particular, has been impacted by the shift in spending from print to digital, which has increased advertising choices and formats, resulting in audience fragmentation and increased competition. Technologies, standards, regulations, policies and practices have been and will continue to be developed and implemented that make it more difficult to target and measure the effectiveness of digital advertising, which may impact rates or revenues.
As multi-platform news providers, the businesses within the News Media segment seek to maximize revenues from a variety of media formats and platforms, including leveraging their content through licensing arrangements with third-party platforms and developing new advertising models, and continue to invest in their digital products. Mobile devices and apps and other technologies provide continued opportunities for the businesses within the News Media segment to make their content available to a new audience of readers, introduce new or different pricing schemes and develop their products to continue to attract advertisers and/or affect the relationship between content providers and consumers.
Other
The Other segment primarily consists of general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters.
Other Business Developments
Announced Headcount Reduction
In response to the macroeconomic challenges facing many of the Company’s businesses, the Company implemented cost savings initiatives, including the 5% headcount reduction announced in February 2023. The headcount reduction was substantially completed as of December 31, 2023 and the Company recognized associated cash restructuring charges of approximately $106 million. Based on the actions taken, the Company generated annualized gross cost savings in excess of $160 million, the majority of which was reflected in fiscal 2024. See Note 5—Restructuring Programs in the accompanying Consolidated Financial Statements.
Combination of U.K. Printing Operations
In October 2023, News UK and DMG Media announced a proposed arrangement to combine certain printing operations of both companies within a separate joint venture. The Company believes this arrangement will help improve the efficiency of News UK and DMG Media’s print operations and establish a sustainable business model for national newspaper printing in the U.K. The arrangement received regulatory approval in March 2024 and the joint venture arrangement was effectuated in June 2024.
During the fiscal year ended June 30, 2024, the Company recognized non-cash impairment charges of $22 million related to the write-down of fixed assets associated with the combination.
Russian and Ukrainian conflict
The Company takes extensive steps to ensure the safety of its journalists and other personnel in Ukraine and Russia. Despite these measures, a reporter for The Wall Street Journal was detained by Russian authorities in March 2023 while on assignment in the country. The Company engaged legal counsel for the reporter and provided continuing support to help facilitate his release in August 2024. The Company prioritizes the health, safety, security and well-being of its employees and will continue to support affected employees in the region.

Results of Operations—Fiscal 2024 versus Fiscal 2023
The following table sets forth the Company’s operating results for fiscal 2024 as compared to fiscal 2023.

	For the fiscal years ended June 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$4,509	$4,447	$62	1%
Advertising	1,607	1,687	(80)	(5)%
Consumer	2,000	1,899	101	5%
Real estate	1,284	1,189	95	8%
Other	685	657	28	4%
Total Revenues	10,085	9,879	206	2%
Operating expenses	(5,053)	(5,124)	71	1%
Selling, general and administrative	(3,493)	(3,335)	(158)	(5)%
Depreciation and amortization	(734)	(714)	(20)	(3)%
Impairment and restructuring charges	(138)	(150)	12	8%
Equity losses of affiliates	(6)	(127)	121	95%
Interest expense, net	(85)	(100)	15	15%
Other, net	(30)	1	(31)	**
Income before income tax expense	546	330	216	65%
Income tax expense	(192)	(143)	(49)	(34)%
Net income	354	187	167	89%
Net income attributable to noncontrolling interests	(88)	(38)	(50)	(132)%
Net income attributable to News Corporation stockholders	$266	$149	$117	79%
** not meaningful
Revenues—Revenues increased $206 million, or 2%, for the fiscal year ended June 30, 2024 as compared to fiscal 2023. The increase was driven by higher revenues at the Digital Real Estate Services segment primarily due to higher Australian residential revenues at REA Group, partially offset by lower revenues at Move driven by the continued impact of the macroeconomic environment on the U.S. housing market, at the Book Publishing segment primarily due to improved returns in the U.S. and higher digital book sales and at the Dow Jones segment driven by higher professional information business revenues. These increases were partially offset by lower revenues at the News Media segment driven by lower advertising revenues and at the Subscription Video Services segment due to the negative impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $37 million for the fiscal year ended June 30, 2024 as compared to fiscal 2023.
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
Operating expenses—Operating expenses decreased $71 million, or 1%, for the fiscal year ended June 30, 2024 as compared to fiscal 2023. The decrease in operating expenses for the fiscal year ended June 30, 2024 was driven by lower expenses at the Book Publishing segment primarily due to lower manufacturing, freight and distribution costs driven by product mix and the absence of prior year supply chain challenges and inventory and inflationary pressures, at the Dow Jones segment due to lower newsprint, production and distribution costs, at the News Media segment driven by lower production costs at News UK due to lower print volume and newsprint prices and at the Digital Real Estate Services segment primarily due to lower employee costs at Move. These decreases were partially offset by higher expenses at the Subscription Video Services segment driven by higher sports programming rights costs due to contractual increases and costs related to the launch of Hubbl. The Company also benefited from gross cost savings related to the announced 5% headcount reduction initiative. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $10 million for the fiscal year ended June 30, 2024 as compared to fiscal 2023.

Selling, general and administrative—Selling, general and administrative increased $158 million, or 5%, for the fiscal year ended June 30, 2024 as compared to fiscal 2023. The increase in Selling, general and administrative for the fiscal year ended June 30, 2024 was primarily driven by higher expenses at the Digital Real Estate Services segment largely due to higher employee costs and broker commissions at REA Group and increased marketing spend at Move, at the Dow Jones segment driven by increased technology and marketing spend and at the Book Publishing segment driven by higher employee costs. These increases were partially offset by lower expenses at the Subscription Video Services segment primarily due to lower technology costs. The Company also benefited from gross cost savings related to the announced 5% headcount reduction initiative. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $10 million for the fiscal year ended June 30, 2024 as compared to fiscal 2023.
Depreciation and amortization—Depreciation and amortization expense increased $20 million, or 3%, for the fiscal year ended June 30, 2024 as compared to fiscal 2023, primarily due to higher depreciation at the Digital Real Estate Services segment. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense decrease of $8 million, or 1%, for the fiscal year ended June 30, 2024 as compared to fiscal 2023.
Impairment and restructuring charges—During the fiscal years ended June 30, 2024 and 2023, the Company recorded restructuring charges of $94 million and $125 million, respectively. See Note 5—Restructuring Programs in the accompanying Consolidated Financial Statements.
During the fiscal year ended June 30, 2024, the Company recognized non-cash impairment charges of $44 million, primarily related to the write-down of fixed assets associated with the combination of certain U.K. printing operations with those of a third party at the News Media segment.
During the fiscal year ended June 30, 2023, the Company recognized non-cash impairment charges of $25 million related to the impairment of certain indefinite-lived intangible assets during the Company’s annual impairment assessment.
See Note 7—Property, Plant and Equipment and Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements.
Equity losses of affiliates—Equity losses of affiliates improved by $121 million for the fiscal year ended June 30, 2024 as compared to fiscal 2023, primarily due to the absence of a non-cash write-down of REA Group’s investment in PropertyGuru of approximately $81 million and losses from an investment in an Australian sports wagering venture recognized in the prior year. See Note 6—Investments in the accompanying Consolidated Financial Statements.

Interest expense, net—Interest expense, net for the fiscal year ended June 30, 2024 decreased $15 million, or 15%, as compared to fiscal 2023, driven by higher interest income as a result of higher interest rates on cash balances. See Note 9—Borrowings and Note 11—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
Other, net—Other, net decreased $31 million for the fiscal year ended June 30, 2024 as compared to fiscal 2023. See Note 21—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense—For the fiscal year ended June 30, 2024, the Company recorded income tax expense of $192 million on pre-tax income of $546 million, resulting in an effective tax rate of 35%, which was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, asset impairments and investment write-downs with lower tax benefits and valuation allowances recorded against tax benefits in certain businesses.
For the fiscal year ended June 30, 2023, the Company recorded income tax expense of $143 million on pre-tax income of $330 million, resulting in an effective tax rate of 43%, which was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, impairments and valuation allowances recorded against tax benefits in certain businesses. See Note 19—Income Taxes in the accompanying Consolidated Financial Statements.

Net income—Net income was $354 million for the fiscal year ended June 30, 2024, as compared to $187 million for the fiscal year ended June 30, 2023, an increase of $167 million, or 89%, primarily driven by the factors discussed above.

Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests was $88 million for the fiscal year ended June 30, 2024, as compared to $38 million for the fiscal year ended June 30, 2023, an increase of $50 million, or 132%, primarily due to the absence of the non-cash write-down of the investment in PropertyGuru in the prior year and higher earnings at REA Group.

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
The following table reconciles Net income to Total Segment EBITDA for the fiscal years ended June 30, 2024 and 2023:

	For the fiscal years ended June 30,
	2024	2023
(in millions)
Net income	$354	$187
Add:
Income tax expense	192	143
Other, net	30	(1)
Interest expense, net	85	100
Equity losses of affiliates	6	127
Impairment and restructuring charges	138	150
Depreciation and amortization	734	714
Total Segment EBITDA	$1,539	$1,420

The following table sets forth the Company’s Revenues and Segment EBITDA by reportable segment for the fiscal years ended June 30, 2024 and 2023:

	For the fiscal years ended June 30,
	2024		2023
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Digital Real Estate Services	$1,658	$508	$1,539	$457
Subscription Video Services	1,917	310	1,942	347
Dow Jones	2,231	542	2,153	494
Book Publishing	2,093	269	1,979	167
News Media	2,186	120	2,266	156
Other	—	(210)	—	(201)
Total	$10,085	$1,539	$9,879	$1,420
Digital Real Estate Services (16% and 15% of the Company’s consolidated revenues in fiscal 2024 and 2023, respectively)

	For the fiscal years ended June 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$10	$12	$(2)	(17)%
Advertising	136	140	(4)	(3)%
Real estate	1,284	1,189	95	8%
Other	228	198	30	15%
Total Revenues	1,658	1,539	119	8%
Operating expenses	(190)	(201)	11	5%
Selling, general and administrative	(960)	(881)	(79)	(9)%
Segment EBITDA	$508	$457	$51	11%
For the fiscal year ended June 30, 2024, revenues at the Digital Real Estate Services segment increased $119 million, or 8%, as compared to fiscal 2023. Revenues at REA Group increased $177 million, or 19%, to $1,114 million for the fiscal year ended June 30, 2024 from $937 million in fiscal 2023 primarily due to higher Australian residential revenues driven by price increases, increased depth penetration, favorable geographic mix and growth in national listings, higher financial services revenues, which included the benefit from the absence of a negative valuation adjustment related to expected future trail commissions in the prior year, and higher revenues from REA India. These increases were partially offset by the $28 million, or 3%, negative impact of foreign currency fluctuations. Revenues at Move decreased $58 million, or 10%, to $544 million for the fiscal year ended June 30, 2024 from $602 million in fiscal 2023, primarily driven by the continued impact of the macroeconomic environment on the U.S. housing market, including higher interest rates. The market downturn resulted in lower lead volumes, which decreased 3%, and lower transaction volumes. These factors adversely impacted revenues from both the referral model, which includes the ReadyConnect Concierge℠ product, and the core lead generation product. The decline was partially offset by revenue growth in seller, new homes and rentals including the partnership with Zillow.
For the fiscal year ended June 30, 2024, Segment EBITDA at the Digital Real Estate Services segment increased $51 million, or 11%, as compared to fiscal 2023, due to an increased contribution from REA Group, partially offset by the adverse impact from Move and the $13 million, or 3%, negative impact of foreign currency fluctuations. The contribution from REA Group increased primarily due to the higher revenues discussed above, partially offset by higher employee costs, higher broker commissions due to higher financial services revenues and the absence of the valuation adjustment related to expected future trail commissions in the prior year and higher costs from REA India. The adverse impact from Move was driven by the lower revenues discussed above and slightly higher costs, primarily due to marketing spend, partially offset by gross cost savings related to the announced 5% headcount reduction initiative.

Subscription Video Services (19% and 20% of the Company’s consolidated revenues in fiscal 2024 and 2023, respectively)

	For the fiscal years ended June 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,643	$1,671	$(28)	(2)%
Advertising	232	227	5	2%
Other	42	44	(2)	(5)%
Total Revenues	1,917	1,942	(25)	(1)%
Operating expenses	(1,290)	(1,264)	(26)	(2)%
Selling, general and administrative	(317)	(331)	14	4%
Segment EBITDA	$310	$347	$(37)	(11)%
For the fiscal year ended June 30, 2024, revenues at the Subscription Video Services segment decreased $25 million, or 1%, as compared to fiscal 2023 due to the negative impact of foreign currency fluctuations. Streaming revenues increased $60 million driven by increased volume and pricing at Kayo and BINGE, despite a more difficult summer sports season and inflationary pressures. The increase in streaming revenues along with higher advertising revenues more than offset lower residential subscription revenues resulting from fewer residential broadcast subscribers. Foxtel Group streaming subscription revenues represented approximately 30% of total circulation and subscription revenues for the fiscal year ended June 30, 2024, as compared to 27% in fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $52 million, or 2%, for the fiscal year ended June 30, 2024, as compared to fiscal 2023.
For the fiscal year ended June 30, 2024, Segment EBITDA decreased $37 million, or 11%, as compared to fiscal 2023 driven by $51 million of costs related to the launch of Hubbl, higher sports programming rights costs due to contractual increases and the $9 million, or 3%, negative impact of foreign currency fluctuations, partially offset by the revenue drivers discussed above and declines in other costs including technology, entertainment programming rights and marketing.
The following tables provide information regarding certain key performance indicators for the Foxtel Group, the primary reporting unit within the Subscription Video Services segment, as of and for the fiscal years ended June 30, 2024 and 2023. Management believes these metrics provide useful information to allow investors to understand trends in consumer behavior and acceptance of the various services offered by the Foxtel Group. Management utilizes these metrics to track and forecast subscription revenue trends across the business’s various linear and streaming products. See “Part I. Business” for further detail regarding these performance indicators including definitions and methods of calculation.

	As of June 30,
	2024	2023
	(in 000s)
Broadcast Subscribers
Residential(a)	1,210	1,341
Commercial(b)	242	233
Streaming Subscribers - Total (Paid)(c)
Kayo	1,606 (1,550)	1,411 (1,401)
BINGE	1,552 (1,529)	1,541 (1,487)
Foxtel Now	147 (142)	177 (170)
Total Subscribers - Total (Paid)(d)	4,776 (4,690)	4,723 (4,650)

	For the fiscal years ended June 30,
	2024	2023
Broadcast ARPU(e)	A$86 (US$57)	A$84 (US$56)
Broadcast Subscriber Churn(f)	12.4%	12.7%
(a)Subscribing households throughout Australia as of June 30, 2024 and 2023.
(b)Commercial subscribers throughout Australia as of June 30, 2024 and 2023.
(c)Total and Paid subscribers for the applicable streaming service as of June 30, 2024 and 2023. Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)Total subscribers consists of Foxtel Group’s broadcast and streaming services listed above and its news aggregation streaming service.
(e)Average monthly broadcast residential subscription revenue per user (Broadcast ARPU) for the fiscal years ended June 30, 2024 and 2023.
(f)Broadcast residential subscriber churn rate (Broadcast Subscriber Churn) for the fiscal years ended June 30, 2024 and 2023.
Dow Jones (22% of the Company’s consolidated revenues in both fiscal 2024 and 2023)

	For the fiscal years ended June 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,771	$1,689	$82	5%
Advertising	405	413	(8)	(2)%
Other	55	51	4	8%
Total Revenues	2,231	2,153	78	4%
Operating expenses	(919)	(934)	15	2%
Selling, general and administrative	(770)	(725)	(45)	(6)%
Segment EBITDA	$542	$494	$48	10%
For the fiscal year ended June 30, 2024, revenues at the Dow Jones segment increased $78 million, or 4%, as compared to fiscal 2023, primarily due to higher professional information business revenues. Digital revenues at the Dow Jones segment represented 80% of total revenues for the fiscal year ended June 30, 2024, as compared to 78% in fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $7 million, or 1%, for the fiscal year ended June 30, 2024 as compared to fiscal 2023.
Circulation and Subscription Revenues

	For the fiscal years ended June 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$927	$929	$(2)	—%
Risk and Compliance	294	253	41	16%
Dow Jones Energy	251	217	34	16%
Other information services	299	290	9	3%
Professional information business	844	760	84	11%
Total circulation and subscription revenues	$1,771	$1,689	$82	5%
Circulation and subscription revenues increased $82 million, or 5%, during the fiscal year ended June 30, 2024 as compared to fiscal 2023. Professional information business revenues increased $84 million, or 11%, primarily driven by the $41 million increase in Risk & Compliance revenues and the $34 million increase in Dow Jones Energy revenues driven by new products and customers and price increases and the $9 million increase in Other information services revenues due to higher revenues at Factiva. Circulation and other revenues decreased $2 million, driven by print circulation declines and lower content licensing revenues, partially offset by growth in digital-only subscriptions, primarily at The Wall Street Journal, which included a benefit from an increase in bundle offers. Digital revenues represented 71% of circulation revenue for the fiscal year ended June 30, 2024, as compared to 69% in fiscal 2023.

The following table summarizes average daily consumer subscriptions during the three months ended June 30, 2024 and 2023 for select publications and for all consumer subscription products.(a)

	For the three months ended June 30(b),
	2024	2023	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	3,788	3,406	382	11%
Total subscriptions	4,256	3,966	290	7%
Barron’s Group(d)
Digital-only subscriptions(c)	1,290	1,018	272	27%
Total subscriptions	1,419	1,168	251	21%
Total Consumer(e)
Digital-only subscriptions(c)	5,226	4,510	716	16%
Total subscriptions	5,842	5,242	600	11%
(a)Based on internal data for the periods from April 1, 2024 to June 30, 2024 and April 3, 2023 to July 2, 2023, respectively, with independent verification procedures performed by PricewaterhouseCoopers LLP UK.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
Advertising Revenues
Advertising revenues decreased $8 million, or 2%, during the fiscal year ended June 30, 2024 as compared to fiscal 2023, primarily due to the $17 million decrease in print advertising revenues, partially offset by the $9 million increase in digital advertising. Digital advertising revenues represented 64% of advertising revenue for the fiscal year ended June 30, 2024, as compared to 61% in fiscal 2023.
Segment EBITDA
For the fiscal year ended June 30, 2024, Segment EBITDA at the Dow Jones segment increased $48 million, or 10%, as compared to fiscal 2023 primarily due to the increase in revenues discussed above and lower newsprint, production and distribution costs, partially offset by higher technology and marketing costs and higher employee costs, which were mitigated by ongoing cost savings initiatives.
Book Publishing (21% and 20% of the Company’s consolidated revenues in fiscal 2024 and 2023, respectively)

	For the fiscal years ended June 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$2,000	$1,899	$101	5%
Other	93	80	13	16%
Total Revenues	2,093	1,979	114	6%
Operating expenses	(1,441)	(1,469)	28	2%
Selling, general and administrative	(383)	(343)	(40)	(12)%
Segment EBITDA	$269	$167	$102	61%

For the fiscal year ended June 30, 2024, revenues at the Book Publishing segment increased $114 million, or 6%, as compared to fiscal 2023, primarily due to improved returns in the U.S. driven by recovering consumer demand industry-wide and the absence of the impact of Amazon’s reset of its inventory levels and rightsizing of its warehouse footprint in the prior year, as well as higher digital book sales. These improvements were partially offset by lower physical book sales. Digital sales increased by 9% as compared to fiscal 2023 driven by strong market growth for audiobooks, including the contribution from the Spotify partnership. Digital sales represented approximately 23% of consumer revenues in fiscal 2024 as compared to 22% in fiscal 2023, and backlist sales represented approximately 61% of consumer revenues during the fiscal year ended June 30, 2024, as compared to 60% in fiscal 2023. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $16 million, or 1%, for the fiscal year ended June 30, 2024 as compared to fiscal 2023.
For the fiscal year ended June 30, 2024, Segment EBITDA at the Book Publishing segment increased $102 million, or 61%, as compared to fiscal 2023, primarily due to the higher revenues discussed above and lower manufacturing, freight and distribution costs driven by product mix and the absence of prior year supply chain challenges and inventory and inflationary pressures, partially offset by higher employee costs.
News Media (22% and 23% of the Company’s consolidated revenues in fiscal 2024 and 2023, respectively)

	For the fiscal years ended June 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,085	$1,075	$10	1%
Advertising	834	907	(73)	(8)%
Other	267	284	(17)	(6)%
Total Revenues	2,186	2,266	(80)	(4)%
Operating expenses	(1,213)	(1,256)	43	3%
Selling, general and administrative	(853)	(854)	1	—%
Segment EBITDA	$120	$156	$(36)	(23)%
For the fiscal year ended June 30, 2024, revenues at the News Media segment decreased $80 million, or 4%, as compared to fiscal 2023. Advertising revenues decreased $73 million, or 8%, as compared to fiscal 2023, primarily due to lower print advertising revenues at News Corp Australia and News UK and lower digital advertising revenues, mainly due to a decline in traffic at some mastheads due to platform-related changes, partially offset by the $5 million, or 1%, positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $10 million, or 1%, as compared to fiscal 2023, due to the $15 million, or 1%, positive impact of foreign currency fluctuations, as cover price increases and digital subscriber growth were more than offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $20 million for the fiscal year ended June 30, 2024 as compared to fiscal 2023.
For the fiscal year ended June 30, 2024, Segment EBITDA at the News Media segment decreased $36 million, or 23%, as compared to fiscal 2023, which includes $6 million of one-time costs at News UK pertaining to the combination of printing operations with DMG Media. The decrease is primarily due to the adverse impact from News Corp Australia, partially offset by lower production costs at News UK driven by lower print volume and newsprint prices and gross cost savings related to the announced 5% headcount reduction initiative.
News Corp Australia
Revenues were $929 million for the fiscal year ended June 30, 2024, a decrease of $69 million, or 7%, as compared to fiscal 2023 revenues of $998 million. Advertising revenues decreased $46 million, or 11%, due to lower print and digital advertising revenues and the $10 million, or 2%, negative impact of foreign currency fluctuations. Circulation and subscription revenues decreased $21 million, or 5%, driven by print volume declines and the $11 million, or 3%, negative impact of foreign currency fluctuations, partially offset by cover price increases and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $25 million, or 3%, for the fiscal year ended June 30, 2024 as compared to fiscal 2023.

News UK
Revenues were $929 million for the fiscal year ended June 30, 2024, a decrease of $4 million as compared to fiscal 2023 revenues of $933 million. Circulation and subscription revenues increased $33 million, or 6%, driven by cover price increases, the $25 million, or 5%, positive impact of foreign currency fluctuations and digital subscriber growth, partially offset by print volume declines. Advertising revenues decreased $26 million, or 9%, due to lower digital and print advertising revenues, partially offset by the $10 million, or 4%, positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $39 million, or 5%, for the fiscal year ended June 30, 2024 as compared to fiscal 2023.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of June 30, 2024, the Company’s cash and cash equivalents were $1,960 million. The Company also has available borrowing capacity under its revolving credit facility (the “Revolving Facility”) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next twelve months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next twelve months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable; (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable; (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents; (iv) the liquidity of the overall credit and capital markets; and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of June 30, 2024, the Company’s consolidated assets included $975 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $136 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. Prior to the enactment of the Tax Cuts and Jobs Act (“Tax Act”), the Company’s undistributed foreign earnings were considered permanently reinvested and as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Tax Act were deemed to have been repatriated and taxed accordingly. As of June 30, 2024, the Company has approximately $1 billion of undistributed foreign earnings that it intends to reinvest permanently. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated. The Company may repatriate future earnings of certain foreign subsidiaries in which case the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding taxes and income taxes.
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
Issuer Purchases of Equity Securities
The Company’s Board of Directors (the “Board of Directors”) has authorized a Repurchase Program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock. The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of June 30, 2024, the remaining authorized amount under the Repurchase Program was approximately $460 million.

Stock repurchases under the Repurchase Program commenced on November 9, 2021. The following table summarizes the shares repurchased and subsequently retired and the related consideration paid during the fiscal years ended June 30, 2024 and 2023:

	For the fiscal years ended June 30,
	2024		2023
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	3.4	$79	9.5	$159
Class B Common Stock	1.6	38	4.7	81
Total	5.0	$117	14.2	$240
Dividends
The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2024	2023
Cash dividends paid per share	$0.20	$0.20
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
Sources and Uses of Cash—Fiscal 2024 versus Fiscal 2023
Net cash provided by operating activities for the fiscal years ended June 30, 2024 and 2023 was as follows (in millions):

For the fiscal years ended June 30,	2024	2023
Net cash provided by operating activities	$1,098	$1,092
Net cash provided by operating activities increased by $6 million for the fiscal year ended June 30, 2024 as compared to fiscal 2023. The increase was primarily due to higher Total Segment EBITDA, largely offset by higher working capital and higher restructuring payments.
Net cash used in investing activities for the fiscal years ended June 30, 2024 and 2023 was as follows (in millions):

For the fiscal years ended June 30,	2024	2023
Net cash used in investing activities	$(524)	$(574)
Net cash used in investing activities was $524 million for the fiscal year ended June 30, 2024 as compared to net cash used in investing activities of $574 million for fiscal 2023.
During the fiscal year ended June 30, 2024, the Company used $496 million of cash for capital expenditures, of which $139 million related to the Foxtel Group, and $134 million of cash for investments and acquisitions. During the fiscal year ended June 30, 2023, the Company used $499 million of cash for capital expenditures, of which $152 million related to the Foxtel Group, and $120 million of cash for investments and acquisitions.
Net cash used in financing activities for the fiscal years ended June 30, 2024 and 2023 was as follows (in millions):

For the fiscal years ended June 30,	2024	2023
Net cash used in financing activities	$(441)	$(501)
The Company had net cash used in financing activities of $441 million for the fiscal year ended June 30, 2024 as compared to net cash used in financing activities of $501 million for fiscal 2023.

During the fiscal year ended June 30, 2024, the Company had $1,375 million of borrowing repayments, primarily related to the refinancing of Foxtel and REA Group’s debt portfolios, $117 million of repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program and dividend payments of $172 million to News Corporation stockholders and REA Group minority stockholders. The net cash used in financing activities was partially offset by new borrowings of $1,268 million primarily related to the refinancing of Foxtel and REA Group’s debt portfolios and $53 million related to the net settlement of certain hedges which were terminated in connection with the refinancing at Foxtel.
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
Reconciliation of Free Cash Flow
Free cash flow is a non-GAAP financial measure. Free cash flow is defined as net cash provided by (used in) operating activities, less capital expenditures. Free cash flow may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of free cash flow.
Free cash flow does not represent the total increase or decrease in the cash balance for the period and should be considered in addition to, not as a substitute for, the net change in cash and cash equivalents as presented in the Company’s consolidated Statements of Cash Flows prepared in accordance with GAAP, which incorporates all cash movements during the period. The Company believes free cash flow provides useful information to management and investors about the Company’s liquidity and cash flow trends.
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	For the fiscal years ended June 30,
	2024	2023
	(in millions)
Net cash provided by operating activities	$1,098	$1,092
Less: Capital expenditures	(496)	(499)
Free cash flow	602	593
Free cash flow in the fiscal year ended June 30, 2024 was $602 million compared to $593 million in fiscal 2023. Free cash flow increased primarily due to higher cash provided by operating activities, as discussed above.
Borrowings
As of June 30, 2024, the Company, certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $2.9 billion, including the current portion. Both the Foxtel Group and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.
News Corporation Borrowings
As of June 30, 2024, the Company had (i) borrowings of $1,968 million, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans and (ii) $750 million of undrawn commitments available under the Revolving Facility.
Foxtel Group Borrowings
As of June 30, 2024, the Foxtel Debt Group had (i) borrowings of approximately $784 million, including the amounts outstanding under the 2024 Foxtel Credit Facility (described below), the A$40 million 2017 Working Capital Facility and the Telstra Facility (described below) and (ii) total undrawn commitments of A$200 million available under the 2024 Foxtel Credit Facility and 2017 Working Capital Facility.

During the fiscal year ended June 30, 2024, the Foxtel Group refinanced its A$610 million 2019 revolving credit facility, A$250 million term loan facility and tranche 3 of its 2012 U.S. private placement senior unsecured notes with the proceeds of a new A$1.2 billion syndicated credit facility (the “2024 Foxtel Credit Facility”). The 2024 Foxtel Credit Facility consists of three sub-facilities: (i) an A$817.5 million three year revolving credit facility (the “2024 Foxtel Credit Facility — tranche 1”), (ii) a US$48.7 million four year term loan facility (the “ 2024 Foxtel Credit Facility — tranche 2”) and (iii) an A$311.0 million four year term loan facility (the “2024 Foxtel Credit Facility — tranche 3”). In addition, the Foxtel Group amended its 2017 Working Capital Facility to extend the maturity to August 2026 and modify the pricing.
Depending on the Foxtel Group’s net leverage ratio, (i) borrowings under the 2024 Foxtel Credit Facility — tranche 1 and 2017 Working Capital Facility bear interest at a rate of the Australian BBSY plus a margin of between 2.35% and 3.60%; (ii) borrowings under the 2024 Foxtel Credit Facility — tranche 2 bear interest at a rate based on a Term SOFR formula, as set forth in the 2024 Foxtel Credit Agreement, plus a margin of between 2.50% and 3.75%; and (iii) borrowings under the 2024 Foxtel Credit Facility — tranche 3 bear interest at a rate of the Australian BBSY plus a margin of between 2.50% and 3.75%. Tranche 1 carries a commitment fee of 45% of the applicable margin on any undrawn balance. Tranches 2 and 3 of the 2024 Foxtel Credit Facility amortize on a proportionate basis in an aggregate annual amount equal to A$35 million in each of the first two years following closing and A$40 million in each of the two years thereafter.
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
In addition to third-party indebtedness, the Foxtel Debt Group has related party indebtedness consisting of A$596 million of outstanding principal (excluding capitalized interest) of subordinated shareholder loans as of June 30, 2024. The shareholder loans bear interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 6.30% to 7.75% and mature in December 2027. Amounts outstanding under the shareholder loans are permitted to be repaid if (i) no actual or potential event of default exists both before and immediately after repayment and (ii) the net debt to EBITDA ratio of the Foxtel Debt Group was on the most recent covenant calculation date, and would be immediately after the cash repayment, less than or equal to 2.25 to 1.0. In the fiscal year ended June 30, 2024, the Foxtel Debt Group repaid A$104 million of outstanding principal of shareholder loans. Additionally, the Foxtel Debt Group has an A$170 million subordinated shareholder loan facility with Telstra which can be used to finance cable transmission costs due to Telstra. The Telstra Facility bears interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. The Company excludes the utilization of the Telstra Facility from the Statements of Cash Flows because it is non-cash.
REA Group Borrowings
As of June 30, 2024, REA Group had (i) borrowings of approximately $134 million, consisting of amounts outstanding under the 2024 REA Credit Facility (described below) and 2024 Subsidiary Facility (described below) and (ii) A$481 million of undrawn commitments available under the 2024 REA Credit Facility and the 2024 Subsidiary Facility.
During the fiscal year ended June 30, 2024, REA Group entered into a new unsecured syndicated credit facility (the “2024 REA Credit Facility”) which replaced the 2022 Credit Facility and consists of two sub-facilities: (i) a five-year A$400 million revolving loan facility (the “2024 REA Credit Facility—tranche 1”) which was used to refinance tranche 1 of the 2022 Credit Facility and (ii) an A$200 million revolving loan facility representing the continuation of tranche 2 of the 2022 Credit Facility (the “2024 REA Credit Facility—tranche 2”). REA Group may request increases in the amount of the 2024 REA Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement.
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

The syndicated facility agreement governing the 2024 REA Credit Facility requires REA Group to maintain (i) a net leverage ratio of not more than 3.5 to 1.0 and (ii) an interest coverage ratio of not less than 3.0 to 1.0. The agreement also contains certain other customary affirmative and negative covenants and events of default. Subject to certain exceptions, these covenants restrict or prohibit REA Group and its subsidiaries from, among other things, incurring or guaranteeing debt, disposing of certain properties or assets, merging or consolidating with any other person, making financial accommodation available, entering into certain other financing arrangements, creating or permitting certain liens, engaging in non-arms’ length transactions with affiliates, undergoing fundamental business changes and making restricted payments.
During the fiscal year ended June 30, 2024, REA Group also entered into an A$83 million unsecured bilateral revolving credit facility (the “2024 Subsidiary Facility”). Proceeds of the 2024 Subsidiary Facility were used to refinance an existing facility at one of its subsidiaries and to fund its business of providing short-term financing to real estate agents and vendors. Borrowings under the 2024 Subsidiary Facility accrue interest at a rate of the Australian BBSY plus a margin of 1.40% and undrawn balances carry a commitment fee of 40% of the applicable margin. The facility agreement governing the 2024 Subsidiary Facility permits the lender to cancel its commitment and declare all outstanding amounts immediately due and payable after a consultation period in specified circumstances, including if certain key operating measures of its subsidiary fall below the budgeted amount for two consecutive quarters. The agreement also contains certain other customary affirmative and negative covenants and events of default that are similar to those governing the 2024 REA Credit Facility.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at June 30, 2024.
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
The following table summarizes the Company’s material firm commitments as of June 30, 2024:

	As of June 30, 2024
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$1,563	$544	$627	$263	$129
Sports programming rights(b)	3,177	481	1,080	775	841
Programming costs(c)	908	324	407	169	8
Operating leases(d)
Transmission costs(e)	112	19	30	29	34
Land and buildings	1,486	143	245	149	949
Plant and machinery	11	5	4	2	—
Finance leases
Transmission costs(e)	23	19	4	—	—
Borrowings(f)	2,902	33	1,093	1,276	500
Interest payments on borrowings(g)	610	146	251	136	77
Total commitments and contractual obligations	$10,792	$1,714	$3,741	$2,799	$2,538
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
(f)See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
(g)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at June 30, 2024. Such rates are subject to change in future periods. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements for production. Since the quantities purchased annually under these contracts are not fixed and are based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.
The table also excludes the Company’s pension obligations, other postretirement benefits (“OPEB”) obligations and the liabilities for unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing of the commitments. The Company made contributions of $23 million and $14 million to its pension plans in fiscal 2024 and fiscal 2023, respectively. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. The Company anticipates that it will make required contributions of approximately $1 million in fiscal 2025, assuming that actual plan asset returns are consistent with the Company’s returns in fiscal 2024 and those expected beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company expects its OPEB payments to approximate $7 million in fiscal 2025. See Note 17—Retirement Benefit Obligations and Note 18—Other Postretirement Benefits in the accompanying Consolidated Financial Statements.
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

Under ASC 350, Intangibles—Goodwill and Other (“ASC 350”), in assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis to determine the fair value of the reporting unit, and compare the calculated fair value of a reporting unit with its carrying amount, including goodwill. The Company determines the fair value of a reporting unit primarily by using both a discounted cash flow analysis and market-based valuation approach.
Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. During the fourth quarter of fiscal 2024, as part of the Company’s long-range planning process, the Company completed its annual goodwill and indefinite-lived intangible asset impairment test.
The performance of the Company’s annual impairment analysis resulted in $18 million of impairments to an indefinite-lived intangible asset and goodwill in fiscal 2024. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 8.0% to 18.5%), long-term growth rates (ranging from 1.0% to 3.5%) and royalty rates (ranging from 0.25% to 7.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA and revenue multiples from guideline public companies operating in similar industries (ranging from 5.5x to 11.8x and 2.0x to 2.8x, respectively) and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement. See Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements for further details regarding changes in these inputs and assumptions compared to prior fiscal years.
As of June 30, 2024, there were no reporting units with goodwill at-risk for future impairment. The Company will continue to monitor its goodwill for possible future impairment.
Programming Costs
Costs incurred in acquiring programming rights are accounted for in accordance with ASC 920, Entertainment—Broadcasters (“ASC 920”). Programming rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Programming costs are amortized based on the expected pattern of consumption over the license period or expected useful life of each program, which requires significant judgment. The pattern of consumption is based primarily on consumer viewership information as well as other factors. If initial airings are expected to generate higher viewership, an accelerated method of amortization is used. The Company monitors its programming amortization policy on an ongoing basis and any impact arising from changes to the policy would be recognized prospectively. The Company regularly reviews its programming assets for events or changes in circumstances that would indicate that the fair value of the programming asset may be less than its unamortized cost. Changes in circumstances may result in a write-down of the asset to fair value. The Company has single and multi-year contracts for broadcast rights of sporting events. The costs of sports contracts are primarily charged to expense over the respective season as events are aired. For sports contracts with dedicated channels, the Company amortizes the sports programming rights costs over 12 months.
Income Taxes
The Company is subject to income taxes in the U.S. and various foreign jurisdictions in which it operates and records its tax provision for the anticipated tax consequences in its reported results of operations. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining the Company’s tax expense and in evaluating its tax positions including evaluating uncertainties as promulgated under ASC 740, Income Taxes (“ASC 740”).

The Company’s annual tax rate is based primarily on its geographic income and statutory tax rates in the various jurisdictions in which it operates. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s deferred tax assets. In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. The Company’s actual effective tax rate and income tax expense could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, tax planning and the Company’s forecasted financial condition and results of operations in future periods. Although the Company believes its current estimates are reasonable, actual results could differ from these estimates.
The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Significant management judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of unrecognized tax benefits to be recorded in the Consolidated Financial Statements. Management re-evaluates its tax positions each period in which new information about recognition or measurement becomes available. The Company’s policy is to recognize, when applicable, interest and penalties on unrecognized income tax benefits as part of Income tax (expense) benefit.
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
The Company records amounts relating to its pension and other postretirement benefit plans based on calculations specified by GAAP. The measurement and recognition of the Company’s pension and other postretirement benefit plans, including the net periodic benefit costs (income) and projected benefit obligation, require the use of significant management judgments, including discount rates, expected return on plan assets, mortality and other actuarial assumptions. Current market conditions, including changes in investment returns and interest rates, were considered in making these assumptions. In developing the expected long-term rate of return, the pension portfolio’s past average rate of returns and future return expectations of the various asset classes were considered. The weighted average expected long-term rate of return of 5.9% for fiscal 2025 is based on a weighted average target asset allocation assumption of 14% equities, 83% fixed-income securities and 3% cash and other investments.
The Company recorded $28 million and $13 million in net periodic benefit costs (income) in the Statements of Operations for the fiscal years ended June 30, 2024 and 2023, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit costs (income) for its pension and other postretirement benefit plans.
Although the discount rate used for each plan will be established and applied individually, a weighted average discount rate of 5.3% will be used in calculating the fiscal 2025 net periodic benefit costs (income). The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds. The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S., the U.K., Australia and other foreign countries as of the measurement date.

The key assumptions used in developing the Company’s fiscal 2024 and 2023 net periodic benefit costs (income) for its plans consist of the following:

	2024	2023
	(in millions, except %)
Weighted average assumptions used to determine net periodic benefit costs (income):
Discount rate for PBO	5.4%	4.1%
Discount rate for service cost	5.4%	4.8%
Discount rate for interest on PBO	5.6%	4.0%
Assets:
Expected rate of return	5.6%	4.3%
Expected return	$49	$43
Actual return	$45	$(92)
Loss	$(4)	$(135)
One year actual return	5.2%	(8.7)%
Five year actual return	(1.8)%	(1.7)%
The Company will use a weighted average long-term rate of return of 5.9% for fiscal 2025 based principally on a combination of current asset mix and an expectation of future long term investment returns. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2024 were approximately $438 million which decreased from approximately $467 million for the Company’s pension plans as of June 30, 2023. This net decrease of $29 million was primarily due to unrecognized losses amortized during fiscal 2024 and the settlement of certain plans. Lower discount rates increase present values of benefit obligations, the Company’s deferred losses and subsequent-year benefit costs. Higher discount rates decrease the present values of benefit obligations, reduce the Company’s accumulated net loss and decrease subsequent-year benefit costs. These deferred losses are being systematically recognized in future net periodic benefit costs (income) in accordance with ASC 715, Compensation—Retirement Benefits (“ASC 715”). Unrecognized losses for the primary plans in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over the average life expectancy for plan participants for the primary plans.
The Company made contributions of $23 million and $14 million to its pension plans in fiscal 2024 and 2023, respectively. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan asset returns are consistent with the Company’s returns in fiscal 2024 and those expected beyond, and that interest rates remain constant, the Company anticipates that it will make required pension contributions of approximately $1 million in fiscal 2025. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. See Note 17—Retirement Benefit Obligations and Note 18—Other Postretirement Benefits in the accompanying Consolidated Financial Statements.
Changes in net periodic benefit costs may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	—	Increase $21 million
0.25 percentage point increase in discount rate	—	Decrease $20 million
0.25 percentage point decrease in expected rate of return on assets	Increase $2 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $2 million	—
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has exposure to different types of market risk including changes in foreign currency exchange rates, interest rates and credit.
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
Because of fluctuations in exchange rates, the Company is subject to currency translation risk on the results of its operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of operations and balance sheets from their functional currency to the Company’s reporting currency (the U.S. dollar) for consolidation purposes. The Company does not hedge translation risk because it generally generates positive cash flows from its international operations that are typically reinvested locally. Exchange rates with the most significant impact to translation include the Australian dollar and British pound sterling. As exchange rates fluctuate, translation of its statements of operations into U.S. dollars affects the comparability of revenues and expenses between years.
The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended June 30, 2024 and 2023:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2024
Revenues	41%	41%	14%
Operating and Selling, general and administrative expenses	42%	37%	16%
Fiscal year ended June 30, 2023
Revenues	41%	41%	14%
Operating and Selling, general and administrative expenses	42%	37%	16%
Based on the fiscal year ended June 30, 2024, a one cent change in each of the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates would have impacted revenues by approximately $63 million and $12 million, respectively, for each currency on an annual basis, and would have impacted Total Segment EBITDA by approximately $14 million and $1 million, respectively, on an annual basis.
Derivatives and Hedging
As of June 30, 2024, the Foxtel Group operating subsidiaries, whose functional currency is Australian dollars, had approximately $49 million aggregate principal amount of outstanding indebtedness denominated in U.S. dollars. The remaining borrowings are denominated in Australian dollars. The Foxtel Group utilizes cross-currency interest rate swaps to hedge a portion of the exchange rate risk related to interest and principal payments on its U.S. dollar denominated debt. The Foxtel Group also has a portfolio of foreign exchange contracts to hedge a portion of the exchange rate risk related to U.S. dollar payments for customer premise equipment and certain programming rights, product development costs and inventory purchases. The notional value of these foreign exchange contracts was $79 million as of June 30, 2024. Refer to Note 11—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements for further detail.

Some of the derivative instruments in place may create volatility during the fiscal year as they are marked-to-market according to accounting rules which may result in revaluation gains or losses in different periods from when the currency impacts on the underlying transactions are realized.
The table below provides further details of the sensitivity of the Company’s derivative financial instruments which are subject to foreign exchange rate risk and interest rate risk as of June 30, 2024 (in millions):

	Notional Value		Fair Value		Sensitivity from Adverse 10% Change in Foreign Exchange Rates	Sensitivity from Adverse 10% Change in Interest Rates
Foreign currency derivatives	US$	79	US$	—	US$ (7)	n/a
Cross-currency interest rate swaps	US$	49	US$	(2)	US$ (4)	US$	—
Interest rate derivatives	A$	610	US$	1	n/a	US$	(1)
Interest rate derivatives	US$	484	US$	28	n/a	US$	(1)
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
Interest Rate Risk
The Company’s current financing arrangements and facilities include $1,500 million of outstanding fixed-rate debt and $1,402 million of outstanding variable-rate bank facilities, before adjustments for unamortized discount and debt issuance costs (See Note 9—Borrowings in the accompanying Consolidated Financial Statements). Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the market interest rate or yield of fixed-rate debt will only impact the fair market value of such debt, while a change in the market interest rate of variable-rate debt will impact interest expense, as well as the amount of cash required to service such debt. News Corporation has entered into an interest rate swap cash flow hedge to fix the floating rate interest component of its Term A Loans and the Foxtel Group has utilized certain derivative instruments to swap U.S. dollar denominated fixed rate interest payments for Australian dollar denominated variable rate payments. As discussed above, the Foxtel Group utilizes cross-currency interest rate swaps to hedge a portion of the interest rate risk related to interest and principal payments on its U.S. dollar denominated debt. The Foxtel Group has also utilized an interest rate swap cash flow hedge to swap Australian dollar denominated variable interest rate payments for Australian dollar denominated fixed rate payments. As of June 30, 2024, the notional amount of interest rate swap contracts outstanding was approximately A$610 million and $484 million for Foxtel Group and News Corporation borrowings, respectively. Refer to the table above for further details of the sensitivity of the Company’s financial instruments which are subject to interest rate risk. Refer to Note 11—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements for further detail.
Credit Risk
Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2024 or June 30, 2023 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2024, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NEWS CORPORATION

Management’s Report on Internal Control Over Financial Reporting for June 30, 2024
Management of News Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, and for the assessment of the effectiveness of internal control over financial reporting. News Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:
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
Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2024, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of News Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management determined that, as of June 30, 2024, News Corporation maintained effective internal control over financial reporting.
Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024, has audited the Company’s internal control over financial reporting. Their report appears on the following page.
August 13, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of News Corporation
Opinion on Internal Control Over Financial Reporting
We have audited News Corporation’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, News Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and our report dated August 13, 2024 expressed an unqualified opinion thereon.
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
August 13, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of News Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of News Corporation (the Company) as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 13, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of goodwill

Description of the Matter
As reflected in the Company’s consolidated financial statements, at June 30, 2024, the Company’s goodwill was $5,186 million. As disclosed in Note 8 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment.
Auditing management’s impairment test of goodwill was complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the reporting units. In particular, the fair value estimates of the reporting units were sensitive to changes in significant assumptions such as discount rates, projected revenue growth rates earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and comparable company earnings multiples. All of these assumptions are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. For example, we tested controls over management’s review of the significant assumptions and methodologies used in estimating the fair values of the reporting units. We also tested management’s controls to validate that the data used in the valuation models was complete and accurate.
To test the fair values of the reporting units, our audit procedures included, among others, assessing methodologies and testing the completeness and accuracy of the underlying data used by the Company. We performed sensitivity analyses over the significant assumptions to evaluate the change in the fair value of the reporting units resulting from changes in the assumptions. Our testing procedures over the significant assumptions included, among others, comparing projected revenue growth rates and EBITDA margins to historical trends, while also considering changes in the Company’s business model. We also involved an internal valuation professional to assist in evaluating the Company’s models, valuation methodology, and significant assumptions used in the fair value estimates. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
New York, New York
August 13, 2024

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

		For the fiscal years ended June 30,
	Notes	2024	2023	2022
Revenues:
Circulation and subscription		$4,509	$4,447	$4,425
Advertising		1,607	1,687	1,821
Consumer		2,000	1,899	2,106
Real estate		1,284	1,189	1,347
Other		685	657	686
Total Revenues	3	10,085	9,879	10,385
Operating expenses		(5,053)	(5,124)	(5,124)
Selling, general and administrative		(3,493)	(3,335)	(3,592)
Depreciation and amortization		(734)	(714)	(688)
Impairment and restructuring charges	5, 7, 8	(138)	(150)	(109)
Equity losses of affiliates	6	(6)	(127)	(13)
Interest expense, net		(85)	(100)	(99)
Other, net	21	(30)	1	52
Income before income tax expense		546	330	812
Income tax expense	19	(192)	(143)	(52)
Net income		354	187	760
Net income attributable to noncontrolling interests		(88)	(38)	(137)
Net income attributable to News Corporation stockholders		$266	$149	$623
Net income attributable to News Corporation stockholders per share:	14
Basic		$0.47	$0.26	$1.06
Diluted		$0.46	$0.26	$1.05
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	For the fiscal years ended June 30,
	2024	2023	2022
Net income	$354	$187	$760
Other comprehensive (loss) income:
Foreign currency translation adjustments	(13)	—	(518)
Net change in the fair value of cash flow hedges(a)	(11)	12	21
Benefit plan adjustments, net(b)	19	(7)	71
Other comprehensive (loss) income	(5)	5	(426)
Comprehensive income	349	192	334
Net income attributable to noncontrolling interests	(88)	(38)	(137)
Other comprehensive loss attributable to noncontrolling interests(c)	1	18	97
Comprehensive income attributable to News Corporation stockholders	$262	$172	$294
(a)Net of income tax expense (benefit) of $(4) million, $4 million and $7 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
(b)Net of income tax expense (benefit) of $6 million, $(2) million and $19 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
(c)Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

		As of June 30,
	Notes	2024	2023
Assets:
Current assets:
Cash and cash equivalents		$1,960	$1,833
Receivables, net	2	1,503	1,425
Inventory, net		296	311
Other current assets		613	484
Total current assets		4,372	4,053
Non-current assets:
Investments	6	430	427
Property, plant and equipment, net	7	1,914	2,042
Operating lease right-of-use assets		958	1,036
Intangible assets, net	8	2,322	2,489
Goodwill	8	5,186	5,140
Deferred income tax assets, net	19	332	393
Other non-current assets	21	1,170	1,341
Total assets		$16,684	$16,921
Liabilities and Equity:
Current liabilities:
Accounts payable		$314	$440
Accrued expenses		1,231	1,123
Deferred revenue	3	551	622
Current borrowings	9	54	27
Other current liabilities	21	905	953
Total current liabilities		3,055	3,165
Non-current liabilities:
Borrowings	9	2,855	2,940
Retirement benefit obligations	17	125	134
Deferred income tax liabilities, net	19	119	163
Operating lease liabilities		1,027	1,128
Other non-current liabilities		492	446
Commitments and contingencies	16
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,254	11,449
Accumulated deficit		(1,889)	(2,144)
Accumulated other comprehensive loss	21	(1,251)	(1,247)
Total News Corporation stockholders’ equity		8,120	8,064
Noncontrolling interests		891	881
Total equity		9,011	8,945
Total liabilities and equity		$16,684	$16,921

(a)Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 378,670,671 and 379,945,907 shares issued and outstanding, net of 27,368,413 treasury shares at par, at June 30, 2024 and June 30, 2023, respectively.
(b)Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 190,423,250 and 192,013,909 shares issued and outstanding, net of 78,430,424 treasury shares at par, at June 30, 2024 and June 30, 2023, respectively.

The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

		For the fiscal years ended June 30,
	Notes	2024	2023	2022
Operating activities:
Net income		$354	$187	$760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		734	714	688
Operating lease expense		96	109	125
Equity losses of affiliates	6	6	127	13
Impairment charges	7,8	44	25	15
Deferred income taxes	19	17	6	(125)
Other, net		34	6	(29)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(120)	(146)	(51)
Inventories, net		54	(2)	(87)
Accounts payable and other liabilities		(121)	66	45
Net cash provided by operating activities		1,098	1,092	1,354
Investing activities:
Capital expenditures		(496)	(499)	(499)
Proceeds from sales of property, plant and equipment		—	37	6
Acquisitions, net of cash acquired		(38)	(17)	(1,501)
Purchases of investments in equity affiliates and other		(96)	(124)	(138)
Proceeds from sales of investments in equity affiliates and other		81	50	26
Other, net		25	(21)	30
Net cash used in investing activities		(524)	(574)	(2,076)
Financing activities:
Borrowings	9	1,268	514	1,690
Repayment of borrowings	9	(1,375)	(589)	(838)
Repurchase of shares	12	(117)	(243)	(179)
Dividends paid		(172)	(174)	(175)
Other, net		(45)	(9)	(94)
Net cash (used in) provided by financing activities		(441)	(501)	404
Net change in cash and cash equivalents		133	17	(318)
Cash and cash equivalents, beginning of year		1,833	1,822	2,236
Effect of exchange rate changes on cash and cash equivalents		(6)	(6)	(96)
Cash and cash equivalents, end of year		$1,960	$1,833	$1,822
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corporation Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	391	$4	200	$2	$12,057	$(2,911)	$(941)	$8,211	$935	$9,146
Net income	—	—	—	—	—	623	—	623	137	760
Other comprehensive loss	—	—	—	—	—	—	(329)	(329)	(97)	(426)
Dividends	—	—	—	—	(118)	—	—	(118)	(57)	(175)
Share repurchases	(6)	—	(3)	—	(178)	(5)	—	(183)	—	(183)
Other	3	—	—	—	18	—	—	18	3	21
Balance, June 30, 2022	388	4	197	2	11,779	(2,293)	(1,270)	8,222	921	9,143
Net income	—	—	—	—	—	149	—	149	38	187
Other comprehensive income (loss)	—	—	—	—	—	—	23	23	(18)	5
Dividends	—	—	—	—	(116)	—	—	(116)	(58)	(174)
Share repurchases	(10)	—	(5)	—	(240)	—	—	(240)	—	(240)
Other	2	—	—	—	26	—	—	26	(2)	24
Balance, June 30, 2023	380	4	192	2	11,449	(2,144)	(1,247)	8,064	881	8,945
Net income	—	—	—	—	—	266	—	266	88	354
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)	(1)	(5)
Dividends	—	—	—	—	(114)	—	—	(114)	(58)	(172)
Share repurchases	(3)	—	(2)	—	(106)	(11)	—	(117)	—	(117)
Other	2	—	—	—	25	—	—	25	(19)	6
Balance, June 30, 2024	379	$4	190	$2	$11,254	$(1,889)	$(1,251)	$8,120	$891	$9,011

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
Basis of Presentation
The accompanying consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s financial statements as of June 30, 2024 and 2023 and for the three fiscal years ended June 30, 2024 are presented on a consolidated basis.
The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”
The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2024, fiscal 2023 and fiscal 2022 included 52, 52 and 53 weeks, respectively. All references to the fiscal years ended June 30, 2024, 2023 and 2022 relate to the fiscal years ended June 30, 2024, July 2, 2023 and July 3, 2022, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of June 30.
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
In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities (“VIEs”) as defined by ASC 810-10, Consolidation (“ASC 810-10”), and whether the Company is the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, it assesses whether it has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company would consolidate any investments in which it was determined to be the primary beneficiary of a VIE.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and other investments that are readily convertible into cash with original maturities of three months or less. The Company’s cash and cash equivalents balance as of June 30, 2024 and 2023 also includes $136 million and $173 million, respectively, which is not readily accessible by the Company as it is held by REA Group Limited (“REA Group”), a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company classifies cash as restricted when the cash is unavailable for use in its general operations. The Company had no restricted cash as of June 30, 2024 and 2023.
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
Receivables, net consist of:

	As of June 30,
	2024	2023
	(in millions)
Receivables	$1,568	$1,482
Less: allowances	(65)	(57)
Receivables, net	$1,503	$1,425
The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2024 or June 30, 2023 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
Inventory, Net
Inventory primarily consists of programming rights, books and newsprint. In accordance with ASC 920, programming rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. Programming costs are amortized based on the expected pattern of consumption over the license period or expected useful life of each program. The pattern of consumption is based primarily on consumer viewership information as well as other factors. The Company regularly reviews its programming assets for events or changes in circumstances that would indicate that the fair value of the programming asset may be less than its unamortized cost. Changes in circumstances may result in a write-down of the asset to fair value.
The Company’s programming rights are substantially all monetized as a film group. The amortization expense of programming costs, which is reflected within Operating expenses in the Statements of Operations, was $256 million for the fiscal year ended June 30, 2024. Approximately $124 million, $42 million and $19 million of the unamortized programming costs as of June 30, 2024 are expected to be amortized in each of the fiscal years ending June 30, 2025, 2026 and 2027, respectively.
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
The difference between the Company’s investment and its share of the fair value of the underlying net tangible assets of the investee upon acquisition is first allocated to either finite-lived intangibles, indefinite-lived intangibles or other assets and liabilities and the balance is attributed to goodwill. The Company follows ASC 350 which requires that equity method finite-lived intangibles be amortized over their estimated useful life. Such amortization is reflected in Equity (losses) earnings of affiliates in the Statements of Operations. Indefinite-lived intangibles and goodwill are not amortized.
Investments in which the Company is presumed not to have significant influence (generally less than a 20% ownership interest) or does not have the ability to exercise significant influence are accounted for in accordance with ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”). Gains and losses on equity securities with readily determinable fair market values are recorded in Other, net in the Statement of Operations based on the closing price at the end of each reporting period. Equity securities without readily determinable fair market values are valued at cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Equity method investments and investments in equity and other securities for which the measurement alternative has been selected are regularly reviewed to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions. See Note 6—Investments.
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
ASC 815, Derivatives and Hedging (“ASC 815”) requires derivative instruments to be recorded on the balance sheet at fair value as either an asset or a liability. ASC 815 also requires that changes in the fair value of recorded derivatives be recognized currently in the Statements of Operations unless specific hedge accounting criteria are met.
For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, the strategy for undertaking the hedge transaction and the effectiveness of the hedge. On an ongoing basis, the Company assesses whether the financial instruments used in hedging transactions continue to be highly effective.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company determines the fair values of its derivatives using standard valuation models. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the financial risks. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates and foreign currency exchange rates. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. All of the Company’s derivatives are over-the-counter instruments with liquid markets. As the Company does not intend to settle any derivatives at their net positions, derivative instruments are presented gross in the Balance Sheets and do not reflect the impact of master netting agreements which allow the Company to net settle positive and negative positions with the same counterparty, if applicable. See Note 11—Financial Instruments and Fair Value Measurements.
The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2024, the Company did not anticipate nonperformance by any of the counterparties.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over an estimated useful life which ranges from 2 to 50 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with the repair and maintenance of property, plant and equipment are expensed as incurred. Changes in circumstances, such as technological advances or changes to the Company’s business model or capital strategy, could result in the actual useful lives differing from the Company’s estimates. In those cases where the Company determines that the useful life of buildings and equipment should be changed, the Company would depreciate the asset over its revised remaining useful life, thereby increasing or decreasing depreciation expense. Refer to Note 7—Property, Plant and Equipment for further detail.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
ASC 360, Property, Plant, and Equipment and ASC 350 require the Company to periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment adjustment is recognized if the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less their costs to sell.
Capitalized Software
In accordance with ASC 350-40, Internal-use Software, the Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Costs incurred in the preliminary project stage are expensed. All direct costs incurred to develop internal-use software during the development stage are capitalized and amortized using the straight-line method over the estimated useful life, generally ranging from 2 to 15 years. Costs such as maintenance and training are expensed as incurred. Research and development costs are also expensed as incurred.
In accordance with ASC 350-24, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, the Company evaluates upfront costs, including implementation, set-up or other costs (collectively, “implementation costs”), for hosting arrangements under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred, whereas costs incurred in the development stage are generally capitalized as prepaid assets within Other Current Assets in the Balance Sheet. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals. Amortization of capitalized implementation costs is included in the same line item in the Statements of Operations as the expense for fees for the associated hosting arrangement. Refer to Note 7—Property, Plant and Equipment for further detail.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Business Combinations
The purchase price of each acquisition is attributed to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, with certain exceptions in accordance with GAAP. Determining the fair value of assets acquired and liabilities assumed involves the use of significant judgments, including judgments about appropriate discount rates, attrition rates, royalty rates and future cash flows. The excess purchase price over the fair value of net tangible and identifiable intangible assets acquired is recorded as goodwill and is assigned to the reporting unit that is expected to benefit from the business combination as of the acquisition date. Refer to Note 4—Acquisitions, Disposals and Other Transactions for further detail.
Goodwill and Intangible Assets
The Company has goodwill and intangible assets, including trademarks and tradenames, newspaper mastheads, publishing imprints, radio broadcast licenses, publishing rights and customer relationships. Goodwill is recorded as the difference between the cost of acquiring entities or businesses and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually during the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts. Intangible assets with finite lives are amortized over their estimated useful lives. Refer to the Property, Plant and Equipment section above for discussion of impairment considerations for finite-lived intangible assets.
Goodwill is reviewed for impairment at a reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments. For purposes of its goodwill impairment review, the Company has identified REA Group, Move, Inc. (“Move”), the Foxtel Group, Australian News Channel (“ANC”), Dow Jones, HarperCollins, the Australian newspapers, the U.K. newspapers, Talk in the U.K., the New York Post, Storyful Limited (“Storyful”) and Wireless Group plc (“Wireless Group”) as its reporting units.
The Company also performs impairment reviews on its indefinite-lived intangible assets, including trademarks and tradenames, newspaper mastheads, publishing imprints and radio broadcast licenses. Certain of the Company’s newspaper mastheads and book publishing imprints are reviewed on an aggregated basis in accordance with ASC 350. Trademarks and tradenames and radio broadcast licenses are reviewed individually.
In accordance with ASC 350, in assessing goodwill or indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value is less than its carrying amount, the Company is not required to perform any additional tests for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis. For reporting units, the calculated fair value of the reporting unit is compared with its carrying amount, including goodwill, and for indefinite-lived intangible assets, the calculated fair value is compared to its carrying value. If through a quantitative analysis the Company determines the fair value of a reporting unit or indefinite-lived intangible asset exceeds its carrying amount, the reporting unit’s goodwill or the indefinite-lived intangible asset, as applicable, is considered not to be impaired. If the Company concludes that the fair value of the reporting unit or the indefinite-lived intangible asset is less than its carrying value, an impairment will be recognized for the amount by which the carrying amount exceeds its fair value.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Borrowings
Loans and borrowings are initially recognized at the fair value of the consideration received. Transaction costs are recorded within current borrowings (current portion) and non-current borrowings (long-term portion) in the Consolidated Balance Sheets. They are subsequently recognized at amortized cost using the effective interest method. Debt may be considered extinguished when it has been modified and the terms of the new debt instruments and old debt instruments are substantially different, as that term is defined in the debt modification guidance in ASC 470-50, Debt—Modifications and Extinguishments (“ASC 470-50”). The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470, Debt. See Note 9—Borrowings.
Retirement Benefit Obligations
The Company provides defined benefit pension, postretirement healthcare and defined contribution benefits to the Company’s eligible employees and retirees. The Company accounts for its defined benefit pension, postretirement healthcare and defined contribution plans in accordance with ASC 715. The expense recognized by the Company is determined using certain assumptions, including the discount rate, expected long-term rate of return of pension assets and mortality rates, among others. The Company recognizes the funded status of its defined benefit plans (other than multiemployer plans) as either an asset or liability in the Balance Sheets and recognizes changes in the funded status in the year in which the changes occur through Accumulated other comprehensive loss in the Balance Sheets. The service cost component of net periodic benefit costs is recognized in Selling, general and administrative expenses while the non-service cost components of net periodic benefit costs are recognized in Other, net in the Statements of Operations. See Note 17—Retirement Benefit Obligations.
Fair Value Measurements
The Company has various financial instruments that are measured at fair value on a recurring basis, including certain marketable securities and derivatives. The Company also applies the provisions of fair value measurement to various non-recurring measurements for the Company’s non-financial assets and liabilities. With the exception of investments measured using the net asset value per share practical expedient in accordance with ASC 820, Fair Value Measurements (“ASC 820”), or ASC 825-10 described above, the Company measures assets and liabilities in accordance with ASC 820, using inputs from the following three levels of the fair value hierarchy: (i) inputs that are quoted prices in active markets for identical assets or liabilities (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) unobservable inputs that require the entity to use its own best estimates about market participant assumptions (“Level 3”). See Note 11—Financial Instruments and Fair Value Measurements.
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
Treasury Stock
The Company accounts for treasury stock using the cost method. Upon the retirement of treasury stock, the Company allocates the value of treasury shares between common stock, additional paid-in capital and accumulated deficit. All shares repurchased to date under the current stock repurchase program have been retired. See Note 12—Stockholders' Equity.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising Revenues
Revenue from print advertising is recognized at the point in time the print advertisement is published. Broadcast advertising revenue is recognized at the point in time that the broadcast advertisement is aired. For impressions-based digital advertising, revenues are recognized as impressions are delivered over the term of the arrangement, while revenue from non-impressions-based digital advertising is recognized at the point in time that the advertisements are displayed. Such amounts are recognized net of agency commissions and provisions for estimated sales incentives, including rebates, rate adjustments or discounts.
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
Consumer Revenues
Revenue from the sale of physical books and e-books or downloadable and streaming audiobooks (“digital formats”) is recognized at the point in time of physical receipt by the customer or electronic delivery. Such amounts are recorded net of provisions for returns and payments to customers. If the Company prohibits its customer from selling a physical book until a future date, it recognizes revenue when that restriction lapses.
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
The Company also provides certain leads to agents and brokers at no upfront cost with the Company receiving a portion of the agent sales commission at the time a home transaction is closed. As the amount of revenues is based on several factors outside of the Company’s control including home prices, revenue is recognized when a real estate transaction is closed.
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
Advertising Expenses
The Company expenses advertising costs as incurred in accordance with ASC 720-35, Other Expenses—Advertising Cost. Advertising and promotional expenses recognized totaled $536 million, $508 million and $596 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense. See Note 19—Income Taxes.
Equity-Based Compensation
Equity-based awards are accounted for in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the Consolidated Financial Statements. ASC 718 establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees. See Note 13—Equity-Based Compensation.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require a disaggregated approach to disclosure of material categories in effective tax rate reconciliations as well as disclosure of income taxes paid by specific domestic and foreign jurisdictions. Additionally, the amendments eliminate certain disclosures currently required under Topic 740. ASU 2023-09 is effective for the Company for annual reporting periods beginning on July 1, 2025, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statements.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. REVENUES
Disaggregated Revenue
The following tables present the Company’s disaggregated revenues by type and segment for the fiscal years ended June 30, 2024, 2023 and 2022:

	For the fiscal year ended June 30, 2024
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$10	$1,643	$1,771	$—	$1,085	$—	$4,509
Advertising	136	232	405	—	834	—	1,607
Consumer	—	—	—	2,000	—	—	2,000
Real estate	1,284	—	—	—	—	—	1,284
Other	228	42	55	93	267	—	685
Total Revenues	$1,658	$1,917	$2,231	$2,093	$2,186	$—	$10,085

	For the fiscal year ended June 30, 2023
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$12	$1,671	$1,689	$—	$1,075	$—	$4,447
Advertising	140	227	413	—	907	—	1,687
Consumer	—	—	—	1,899	—	—	1,899
Real estate	1,189	—	—	—	—	—	1,189
Other	198	44	51	80	284	—	657
Total Revenues	$1,539	$1,942	$2,153	$1,979	$2,266	$—	$9,879

	For the fiscal year ended June 30, 2022
	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$13	$1,753	$1,516	$—	$1,143	$—	$4,425
Advertising	135	232	449	—	1,005	—	1,821
Consumer	—	—	—	2,106	—	—	2,106
Real estate	1,347	—	—	—	—	—	1,347
Other	246	41	39	85	275	—	686
Total Revenues	$1,741	$2,026	$2,004	$2,191	$2,423	$—	$10,385

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Contract Liabilities and Assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the fiscal years ended June 30, 2024 and 2023:

	For the fiscal years ended June 30,
	2024	2023
	(in millions)
Beginning balance	$622	$604
Deferral of revenue	3,638	3,624
Recognition of deferred revenue (a)	(3,704)	(3,606)
Other	(5)	—
Ending balance	$551	$622
(a)For the fiscal years ended June 30, 2024 and 2023, the Company recognized approximately $570 million and $561 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of June 30, 2024 and 2023.
Other Revenue Disclosures
The Company typically expenses sales commissions to obtain a customer contract as incurred as the amortization period is twelve months or less. These costs are recorded within Selling, general and administrative in the Statements of Operations. The Company also does not capitalize significant financing components when the transfer of the good or service is paid within twelve months or less, or the consideration is received within twelve months or less of the transfer of the good or service.
During the fiscal year ended June 30, 2024, the Company recognized approximately $435 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of June 30, 2024 was approximately $1,409 million, of which approximately $507 million is expected to be recognized during fiscal 2025, $331 million is expected to be recognized in fiscal 2026 and $222 million is expected to be recognized in fiscal 2027, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606, Revenue from Contracts with Customers.
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
UpNest
In June 2022, the Company acquired UpNest, Inc. (rebranded RealChoiceTM Selling) for closing cash consideration of approximately $45 million, subject to customary purchase price adjustments, and up to $15 million in future cash consideration based upon the achievement of certain performance objectives over the next two years. The Company recorded an $8 million liability related to the contingent consideration, representing the estimated fair value. RealChoiceTM Selling is a real estate agent marketplace that matches home sellers and buyers with top local agents who compete for their business. The RealChoiceTM Selling acquisition helps Realtor.com® further expand its services and support for home sellers and listing agents and brokers. RealChoiceTM Selling is a subsidiary of Move, and its results are included within the Digital Real Estate Services segment.
As a result of the acquisition, the Company recorded approximately $16 million of identifiable intangible assets, consisting primarily of customer relationships and technology platforms. In accordance with ASC 350, the excess of the total consideration over the fair values of the net tangible and intangible assets of approximately $40 million was recorded as goodwill on the transaction.
NOTE 5. RESTRUCTURING PROGRAMS
The Company recorded restructuring charges of $94 million, $125 million and $94 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
Fiscal 2024 Restructuring
The restructuring charges in fiscal 2024 primarily related to employee termination benefits, including those recorded in the first half of the fiscal year resulting from actions taken by the Company’s businesses in response to the headcount reduction initiative announced in February 2023.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fiscal 2023 Restructuring
The restructuring charges in fiscal 2023 primarily related to employee termination benefits resulting from actions taken by the Company’s businesses in response to the headcount reductions announced in February 2023.
Fiscal 2022 Restructuring
The restructuring charges in fiscal 2022 primarily related to employee termination benefits.
Changes in restructuring program liabilities were as follows:

	One-time employee termination benefits	Other costs	Total
	(in millions)
Balance, June 30, 2021	$51	$35	$86
Additions	69	25	94
Payments	(92)	(19)	(111)
Other	(3)	—	(3)
Balance, June 30, 2022	$25	$41	$66
Additions	116	9	125
Payments	(90)	(9)	(99)
Other	2	—	2
Balance, June 30, 2023	$53	$41	$94
Additions	88	6	94
Payments	(113)	(12)	(125)
Other	(1)	—	(1)
Balance, June 30, 2024	$27	$35	$62
As of June 30, 2024 and June 30, 2023 restructuring liabilities of approximately $36 million and $64 million, respectively, were included in the Balance Sheet in Other current liabilities and $26 million and $30 million, respectively, were included in Other non-current liabilities.
NOTE 6. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of June 30, 2024	As of June 30,
		2024	2023
		(in millions)
Equity method investments(a)	various	$216	$192
Equity and other securities(b)	various	214	235
Total Investments		$430	$427
(a)Equity method investments are primarily comprised of REA Group’s ownership interest in PropertyGuru.
(b)Equity and other securities are primarily comprised of Nexxen International, Ltd. (formerly Tremor International Ltd.), certain investments in China, the Company’s investment in ARN Media Limited, which operates a portfolio of Australian radio media assets, and Dow Jones’ investment in an artificial intelligence-focused data analytics company.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The components comprising total gains and losses on equity securities are set forth below:

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Total losses recognized on equity securities	$(13)	$(9)	$(59)
Less: Net gains (losses) recognized on equity securities sold or impaired	—	2	—
Unrealized losses recognized on equity securities held at end of period	$(13)	$(11)	$(59)
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $6 million, $127 million and $13 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. In fiscal 2023, the losses primarily reflect the non-cash write-down of REA Group’s investment in PropertyGuru of approximately $81 million and losses from an investment in an Australian sports wagering venture.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Original Useful Lives	As of June 30,
		2024	2023
		(in millions)
Property, plant and equipment:
Land		$121	$121
Buildings and leaseholds	3 to 50 years	1,527	1,515
Digital set top units and installations	5 to 10 years	1,171	1,142
Machinery and equipment	2 to 20 years	945	1,302
Capitalized software	2 to 15 years	2,206	1,925
Finance lease right-of-use assets	15 years	125	121
Construction in progress		215	275
Total Property, plant and equipment		6,310	6,401
Accumulated depreciation and amortization(a)		(4,396)	(4,359)
Total Property, plant and equipment, net		$1,914	$2,042
(a)Includes accumulated amortization of capitalized software of approximately $1,556 million and $1,335 million as of June 30, 2024 and 2023, respectively.
Depreciation and amortization related to property, plant and equipment was $580 million, $555 million and $548 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. This includes amortization of capitalized software of $300 million, $242 million and $263 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
Fixed Asset Impairments
During the fiscal year ended June 30, 2024, the Company recognized non-cash impairment charges of $22 million at the News Media segment related to the write-down of fixed assets associated with the combination of certain United Kingdom (“U.K.”) printing operations with those of a third party.
During the fiscal year ended June 30, 2022, the Company recognized non-cash impairment charges of $15 million related to the write-down of fixed assets associated with the shutdown and sale of certain U.S. printing facilities at the Dow Jones segment.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying values of the Company’s intangible assets and related accumulated amortization for the fiscal years ended June 30, 2024 and June 30, 2023 were as follows:

	As of June 30,
	2024	2023
	(in millions)
Intangible Assets Not Subject to Amortization
Trademarks and tradenames	$267	$267
Newspaper mastheads	281	281
Imprints	222	225
Radio broadcast licenses	113	122
Total intangible assets not subject to amortization	883	895
Intangible Assets Subject to Amortization
Publishing rights(a)	285	319
Customer relationships(b)	1,000	1,110
Other(c)	154	165
Total intangible assets subject to amortization, net	1,439	1,594
Total Intangible assets, net	$2,322	$2,489
(a)Net of accumulated amortization of $373 million and $341 million as of June 30, 2024 and 2023, respectively. The useful lives of publishing rights range from 3 to 30 years primarily based on the weighted-average remaining contractual terms of the underlying publishing contracts and the Company’s estimates of the period within those terms that the asset is expected to generate a majority of its future cash flows.
(b)Net of accumulated amortization of $956 million and $846 million as of June 30, 2024 and 2023, respectively. The useful lives of customer relationships range from 3 to 25 years. The useful lives of these assets are estimated by applying historical attrition rates and determining the resulting period over which a majority of the accumulated undiscounted cash flows related to the customer relationships are expected to be generated.
(c)Net of accumulated amortization of $100 million and $89 million as of June 30, 2024 and 2023, respectively. The useful lives of other intangible assets range from 3 to 25 years. The useful lives represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.
Amortization expense related to amortizable intangible assets was $154 million, $159 million and $140 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
Based on the current amount of amortizable intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows: 2025—$151 million; 2026—$148 million; 2027—$143 million; 2028—$129 million; and 2029—$94 million.
The changes in the carrying value of goodwill, by segment, are as follows:

	Digital Real Estate Services	Subscription Video Services	Dow Jones	Book Publishing	News Media	Total Goodwill
	(in millions)
Balance, June 30, 2022	$1,561	$879	$2,191	$407	$131	$5,169
Acquisitions	—	—	4	9	—	13
Foreign exchange and other	(19)	(20)	—	(3)	—	(42)
Balance, June 30, 2023	$1,542	$859	$2,195	$413	$131	$5,140
Acquisitions	60	—	—	—	—	60
Impairments	—	(9)	—	—	—	(9)
Foreign exchange and other	2	—	—	(7)	—	(5)
Balance, June 30, 2024	$1,604	$850	$2,195	$406	$131	$5,186

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The carrying amount of goodwill as of June 30, 2024 and 2023 reflected accumulated impairments of $4.9 billion and $4.8 billion, respectively, principally relating to impairments at the Dow Jones and News Media segments that were recognized prior to the Company’s separation of its businesses from Twenty-First Century Fox, Inc. (“21st Century Fox”) on June 28, 2013 (the “Separation”).
Annual Impairment Assessments
In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested annually in the fourth quarter for impairment or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts. See Note 2—Summary of Significant Accounting Policies.
Fiscal 2024
The performance of the Company’s annual impairment analysis resulted in impairments of $18 million to an indefinite-lived intangible asset and goodwill in fiscal 2024. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 8.0% to 18.5%), long-term growth rates (ranging from 1.0% to 3.5%) and royalty rates (ranging from 0.25% to 7.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA and revenue multiples from guideline public companies operating in similar industries (ranging from 5.5x to 11.8x and 2.0x to 2.8x, respectively) and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.
Fiscal 2023
The performance of the Company’s annual impairment analysis resulted in impairments of $25 million to indefinite-lived intangible assets and no impairments to goodwill in fiscal 2023. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 8.5% to 18.0%), long-term growth rates (ranging from 1.0% to 3.5%) and royalty rates (ranging from 0.25% to 7.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA and revenue multiples from guideline public companies operating in similar industries (ranging from 6.0x to 11.5x and 2.0x to 2.8x, respectively) and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.
Fiscal 2022
The performance of the Company’s annual impairment analysis resulted in no impairments to goodwill and indefinite-lived intangible assets in fiscal 2022. Significant unobservable inputs utilized in the income approach valuation method were discount rates (ranging from 8.0% to 19.0%), long-term growth rates (ranging from 1.0% to 3.0%) and royalty rates (ranging from 0.25% to 7.0%). Significant unobservable inputs utilized in the market approach valuation method were EBITDA and revenue multiples from guideline public companies operating in similar industries (ranging from 2.5x to 10.0x and 1.3x to 1.8x, respectively) and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at June 30, 2024	Maturity at June 30, 2024	As of June 30, 2024	As of June 30, 2023
			(in millions)
News Corporation
2022 Term loan A(a)	6.935%	Mar 31, 2027	484	497
2022 Senior notes	5.125%	Feb 15, 2032	493	492
2021 Senior notes	3.875%	May 15, 2029	991	989
Foxtel Group(b)
2024 Foxtel credit facility — tranche 1(c)(d)	7.35%	Aug 1, 2026	434	—
2024 Foxtel credit facility — USD portion — tranche 2(e)	8.59%	Aug 1, 2027	49	—
2024 Foxtel credit facility — tranche 3(d)	7.50%	Aug 1, 2027	208	—
2017 Working capital facility (c)	7.35%	Aug 1, 2026	—	—
Telstra facility	12.16%	Dec 22, 2027	93	100
2019 Credit facility(f)	—%	May 31, 2024	—	320
2019 Term loan facility(f)	—%	Nov 22, 2024	—	167
2012 US private placement—USD portion—tranche 3(f)	—%	Jul 25, 2024	—	149
REA Group(b)
2024 REA credit facility — tranche 1(g)	5.95%	Sep 15, 2028	—	—
2024 REA credit facility — tranche 2(g)	5.65%	Sep 16, 2025	79	—
2024 Subsidiary facility(g)	5.82%	Sep 28, 2025	55	—
2022 Credit facility - tranche 1(f)	—%	Sep 16, 2024	—	211
2022 Credit facility - tranche 2(f)	—%	Sep 16, 2025	—	—
Finance Leases
Finance lease liability			23	42
Total borrowings			2,909	2,967
Less: current portion(h)			(54)	(27)
Long-term borrowings			2,855	2,940
(a)The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. For the three months ended June 30, 2024 the Company was paying interest at an effective interest rate of 3.583%. See Note 11—Financial Instruments and Fair Value Measurements.
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
(c)As of June 30, 2024, the Foxtel Debt Group had total undrawn commitments of A$200 million available under these facilities.
(d)The Company entered into A$610 million of interest rate swap derivatives to fix the floating rate interest components of tranche 1 and tranche 3 of its 2024 Foxtel Credit Facility (described below) at approximately 4.30%. For the three months ended June 30, 2024, the Company was paying interest at an effective interest rate of 7.26% and 7.30% for tranche 1 and tranche 3, respectively. See Note 11—Financial Instruments and Fair Value Measurements.
(e)The Company entered into a cross-currency interest rate swap derivative to fix the floating rate interest component of tranche 2 of its 2024 Foxtel Credit Facility at 4.38%. For the three months ended June 30, 2024, the Company was paying interest at an effective interest rate of 7.64%. See Note 11—Financial Instruments and Fair Value Measurements.
(f)These borrowings were repaid during the fiscal year ended June 30, 2024 using proceeds from the 2024 Foxtel Credit Facility and 2024 REA Credit Facility (described below), as applicable.
(g)As of June 30, 2024, REA Group had total undrawn commitments of A$481 million available under these facilities.
(h)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50. $21 million and $27 million relate to the current portion of finance lease liabilities as of June 30, 2024 and 2023, respectively, with the remainder as of June 30, 2024 consisting of required principal repayments on the 2022 Term Loan A and 2024 Foxtel Credit Facility — tranches 2 and 3.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
News Corporation Borrowings
As of June 30, 2024, the Company had (i) borrowings of $1,968 million, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes (collectively, the “Senior Notes”) and Term A Loans and (ii) $750 million of undrawn commitments available under the Revolving Facility.
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
Interest on borrowings is based on either (a) an Alternative Currency Term Rate formula, (b) a Term SOFR formula, (c) an Alternative Currency Daily Rate formula ((a) through (c) each, a “Relevant Rate”) or (d) the Base Rate formula, each as set forth in the 2022 Credit Agreement. The applicable margin for borrowings under the Facilities and the commitment fee for undrawn balances under the Revolving Facility vary based on the Company’s adjusted operating income net leverage ratio. At June 30, 2024, the Company was paying commitment fees of 0.225% and an applicable margin of 0.5% for a Base Rate borrowing and 1.5% for a Relevant Rate borrowing.
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
Foxtel Group Borrowings
As of June 30, 2024, the Foxtel Debt Group had (i) borrowings of approximately $784 million, including the amounts outstanding under the 2024 Foxtel Credit Facility (described below), the A$40 million 2017 Working Capital Facility and the Telstra Facility (described below) and (ii) total undrawn commitments of A$200 million available under the 2024 Foxtel Credit Facility and 2017 Working Capital Facility.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
During the fiscal year ended June 30, 2024, the Foxtel Group refinanced its A$610 million 2019 revolving credit facility, A$250 million term loan facility and tranche 3 of its 2012 U.S. private placement senior unsecured notes with the proceeds of a new A$1.2 billion syndicated credit facility (the “2024 Foxtel Credit Facility”). The 2024 Foxtel Credit Facility consists of three sub-facilities: (i) an A$817.5 million three year revolving credit facility (the “2024 Foxtel Credit Facility — tranche 1”), (ii) a US$48.7 million four year term loan facility (the “2024 Foxtel Credit Facility — tranche 2”) and (iii) an A$311.0 million four year term loan facility (the “2024 Foxtel Credit Facility — tranche 3”). In addition, the Foxtel Group amended its 2017 Working Capital Facility to extend the maturity to August 2026 and modify the pricing.
Depending on the Foxtel Group’s net leverage ratio, (i) borrowings under the 2024 Foxtel Credit Facility — tranche 1 and 2017 Working Capital Facility bear interest at a rate of the Australian BBSY plus a margin of between 2.35% and 3.60%; (ii) borrowings under the 2024 Foxtel Credit Facility — tranche 2 bear interest at a rate based on a Term SOFR formula, as set forth in the 2024 Foxtel Credit Agreement, plus a margin of between 2.50% and 3.75%; and (iii) borrowings under the 2024 Foxtel Credit Facility — tranche 3 bear interest at a rate of the Australian BBSY plus a margin of between 2.50% and 3.75%. Tranche 1 carries a commitment fee of 45% of the applicable margin on any undrawn balance. Tranches 2 and 3 of the 2024 Foxtel Credit Facility amortize on a proportionate basis in an aggregate annual amount equal to A$35 million in each of the first two years following closing and A$40 million in each of the two years thereafter.
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
The Foxtel Debt Group also has an A$170 million subordinated shareholder loan facility with Telstra Corporation Limited (the “Telstra Facility”), which owns a 35% interest in the Foxtel Group. Borrowings under the Telstra Facility can be used to finance cable transmission costs due to Telstra under a services arrangement between the Foxtel Group and Telstra and bear interest at a variable rate of the Australian BBSY plus a margin of 7.75%. The terms of the Telstra Facility allow for the capitalization of accrued interest to the principal outstanding. The Company excludes borrowings under this facility from the Statements of Cash Flows as they are non-cash.
REA Group Debt
As of June 30, 2024, REA Group had (i) borrowings of approximately $134 million, consisting of amounts outstanding under the 2024 REA Credit Facility and 2024 Subsidiary Facility (each as defined below) and (ii) A$481 million of undrawn commitments available under the 2024 REA Credit Facility and the 2024 Subsidiary Facility.
During the fiscal year ended June 30, 2024, REA Group entered into a new unsecured syndicated credit facility (the “2024 REA Credit Facility”) which replaced the 2022 Credit Facility and consists of two sub-facilities: (i) a five-year A$400 million revolving loan facility (the “2024 REA Credit Facility—tranche 1”) which was used to refinance tranche 1 of the 2022 Credit Facility and (ii) an A$200 million revolving loan facility representing the continuation of tranche 2 of the 2022 Credit Facility (the “2024 REA Credit Facility—tranche 2”). REA Group may request increases in the amount of the 2024 REA Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The syndicated facility agreement governing the 2024 REA Credit Facility requires REA Group to maintain (i) a net leverage ratio of not more than 3.5 to 1.0 and (ii) an interest coverage ratio of not less than 3.0 to 1.0. The agreement also contains certain other customary affirmative and negative covenants and events of default. Subject to certain exceptions, these covenants restrict or prohibit REA Group and its subsidiaries from, among other things, incurring or guaranteeing debt, disposing of certain properties or assets, merging or consolidating with any other person, making financial accommodation available, entering into certain other financing arrangements, creating or permitting certain liens, engaging in non-arms’ length transactions with affiliates, undergoing fundamental business changes and making restricted payments.
During the fiscal year ended June 30, 2024, REA Group also entered into an A$83 million unsecured bilateral revolving credit facility (the “2024 Subsidiary Facility”). Proceeds of the 2024 Subsidiary Facility were used to refinance an existing facility at one of its subsidiaries and to fund its business of providing short-term financing to real estate agents and vendors. Borrowings under the 2024 Subsidiary Facility accrue interest at a rate of the Australian BBSY plus a margin of 1.40% and undrawn balances carry a commitment fee of 40% of the applicable margin. The facility agreement governing the 2024 Subsidiary Facility permits the lender to cancel its commitment and declare all outstanding amounts immediately due and payable after a consultation period in specified circumstances, including if certain key operating measures of its subsidiary fall below the budgeted amount for two consecutive quarters. The agreement also contains certain other customary affirmative and negative covenants and events of default that are similar to those governing the 2024 REA Credit Facility.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed above. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at June 30, 2024.
Future Maturities
The following table summarizes the Company’s debt maturities, excluding debt issuance costs and finance lease liabilities, as of June 30, 2024:

As of June 30, 2024
(in millions)
Fiscal 2025	$33
Fiscal 2026	183
Fiscal 2027	910
Fiscal 2028	276
Fiscal 2029	1,000
Thereafter	500
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The total lease cost for operating and finance leases included in the Statements of Operations was as follows:

		For the fiscal years ended June 30,
		2024	2023	2022
	Income Statement Location	(in millions)
Operating lease costs	Selling, general and administrative	$113	$121	$125
Operating lease costs	Operating expenses	31	32	36
Finance lease costs	Depreciation and amortization	24	25	27
Finance lease costs	Interest expense, net	1	2	3
Short term lease costs	Operating expenses	21	16	12
Variable lease costs	Selling, general and administrative	27	24	24
Total lease costs		$217	$220	$227
Additional information related to the Company’s operating and finance leases under ASC 842, Leases:

	As of June 30, 2024		As of June 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	13.1 years	1.1 years	13.7 years	1.8 years
Weighted-average incremental borrowing rate	5.22%	3.64%	5.11%	3.64%

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Cash paid:
Operating lease liabilities	$169	$172	$182
Finance lease liabilities - principal	24	24	27
Finance lease liabilities - interest	1	2	3
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	20	248	72
Future minimum lease payments as of June 30, 2024 are as follows:

	As of June 30, 2024
	Operating Leases	Finance Leases
	(in millions)
Fiscal 2025	$169	$19
Fiscal 2026	138	4
Fiscal 2027	139	—
Fiscal 2028	103	—
Fiscal 2029	91	—
Thereafter	999	—
Total future minimum lease payments	$1,639	$23
Less: interest	(495)	—
Present value of minimum payments	$1,144	$23

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period. The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024				June 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives - cash flow hedges	$—	$29	$—	$29	$—	$41	$—	$41
Foreign currency derivatives - cash flow hedges	—	—	—	—	—	2	—	2
Cross-currency interest rate derivatives - fair value hedges	—	—	—	—	—	9	—	9
Cross-currency interest rate derivatives(a)	—	—	—	—	—	37	—	37
Equity and other securities	53	39	122	214	105	—	130	235
Total assets	$53	$68	$122	$243	$105	$89	$130	$324

Liabilities:
Interest rate derivatives - cash flow hedges	$—	$—	$—	$—	$—	$—	$—	$—
Cross-currency interest rate derivatives - fair value hedges	—	—	—	—	—	(1)	—	(1)
Cross currency interest rate derivatives - cash flow hedges	—	(2)	—	(2)	—	—	—	—
Cross-currency interest rate derivatives(a)	—	—	—	—	—	(2)	—	(2)
Total liabilities	$—	$(2)	$—	$(2)	$—	$(3)	$—	$(3)
(a)These cross-currency interest rate derivatives were initially designated as cash flow hedges. Hedge accounting for these derivatives was discontinued as of December 31, 2020.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A rollforward of the Company’s equity and other securities classified as Level 3 is as follows:

	For the fiscal years ended June 30,
	2024	2023
	(in millions)
Balance—beginning of year	$130	$103
Additions(a)	4	31
Sales	—	(3)
Returns of capital	(4)	(6)
Measurement adjustments	—	1
Foreign exchange and other	(8)	4
Balance—end of year	$122	$130
(a)The additions for the fiscal year ended June 30, 2023 primarily relate to Dow Jones’ investment in an artificial intelligence-focused data analytics company.
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
During the fiscal year ended June 30, 2024, in connection with the 2024 Foxtel Credit Facility, the Company entered into (i) a cross-currency interest rate swap derivative with a notional amount of $49 million to exchange the U.S. dollar-denominated floating rate interest component of its 2024 Foxtel Credit Facility — Tranche 2 for an Australian dollar-denominated fixed rate of 4.375% and (ii) interest rate swap derivatives with notional amounts totaling A$610 million to exchange the floating rate interest component of the remaining tranches to fixed rates ranging from 4.248% to 4.338%. These cross-currency interest rate swap and interest rate swap derivatives are accounted for as cash flow hedges under ASC 815.
During the fiscal year ended June 30, 2024, the Company settled its hedges and derivatives related to the 2019 Credit facility and the 2012 U.S. private placement - USD portion - tranche 3. A gain of $5 million was recognized in Other, net related to the settlement of cross-currency interest rate swap derivatives for which hedge accounting was previously discontinued, and a gain of $7 million was recognized within Interest expense, net related to the remaining net derivative gains in Accumulated other comprehensive loss.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

		Fair value as of June 30,
	Balance Sheet Classification	2024	2023
		(in millions)
Interest rate derivatives - cash flow hedges	Other current assets	$15	$21
Foreign currency derivatives - cash flow hedges	Other current assets	—	2
Cross-currency interest rate derivatives(a)	Other current assets	—	1
Interest rate derivatives - cash flow hedges	Other non-current assets	14	20
Cross-currency interest rate derivatives - fair value hedges	Other non-current assets	—	9
Cross-currency interest rate derivatives(a)	Other non-current assets	—	36
Cross-currency interest rate derivatives - fair value hedges	Other current liabilities		(1)
Cross-currency interest rate derivatives(a)	Other current liabilities	—	(2)
Cross currency interest rate derivatives - cash flow hedges	Other non-current liabilities	(2)	—
(a)These cross-currency interest rate derivatives were initially designated as cash flow hedges. Hedge accounting for these derivatives was discontinued as of December 31, 2020.
Cash Flow Hedges
The Company utilizes a combination of interest rate derivatives, foreign currency derivatives and cross-currency interest rate derivatives to mitigate currency exchange rate risk and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment, certain programming rights, product development costs and inventory purchases.
The total notional value of interest rate swap derivatives designated for hedging was approximately $484 million and A$610 million as of June 30, 2024 for News Corporation and Foxtel Debt Group borrowings, respectively. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2027. As of June 30, 2024, the Company estimates that approximately $15 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.
The total notional value of foreign currency contract derivatives designated for hedging was $79 million as of June 30, 2024. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is less than one year. As of June 30, 2024, the Company estimates that no net derivative losses related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.
The total notional value of cross-currency interest rate swap derivatives designated for hedging was approximately $49 million as of June 30, 2024. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2027. As of June 30, 2024, the Company estimates that no net derivative gains related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the fiscal years ended June 30, 2024, 2023 and 2022 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Gains (losses) recognized in Accumulated other comprehensive loss for the fiscal years ended June 30, 2024, 2023 and 2022, by derivative instrument:

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Interest rate derivatives—cash flow hedges	$11	$29	$30
Foreign currency derivatives—cash flow hedges	1	—	2
Cross-currency interest rate derivatives—cash flow hedges	(1)	—	—
Total	$11	$29	$32
(Gains) losses reclassified from Accumulated other comprehensive loss into the Statements of Operations for the fiscal years ended June 30, 2024, 2023 and 2022, by derivative instrument:

	Income Statement Classification	For the fiscal years ended June 30,
		2024	2023	2022
		(in millions)
Interest rate derivatives - cash flow hedges	Interest expense, net	$(23)	$(12)	$(2)
Foreign currency derivatives - cash flow hedges	Operating expenses	(2)	—	—
Cross-currency interest rate derivatives - cash flow hedges	Interest expense, net	(1)	—	—
Cross-currency interest rate derivatives(a)	Interest expense, net	—	(1)	(4)
Total		$(26)	$(13)	$(6)
(a)These cross-currency interest rate derivatives were initially designated as cash flow hedges. Hedge accounting for these derivatives was discontinued as of December 31, 2020.
The amounts recognized in Other, net in the Statements of Operations resulting from the changes in fair value of cross-currency interest rate derivatives that were discontinued as cash flow hedges due to hedge ineffectiveness as of December 31, 2020 were gains of approximately $3 million, $4 million and $25 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
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
Other Fair Value Measurements
As of June 30, 2024, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes and the 2021 Senior Notes are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.
NOTE 12. STOCKHOLDERS' EQUITY
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Common Stock and Preferred Stock
Shares Outstanding—As of June 30, 2024, the Company had approximately 379 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and approximately 190 million shares of Class B Common Stock outstanding at a par value of $0.01 per share. As of June 30, 2024, the Company had no shares of Series Common Stock or Preferred Stock outstanding.
Dividends—The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2024	2023	2022
Cash dividends paid per share	$0.20	$0.20	$0.20
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
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of June 30, 2024, the remaining authorized amount under the Repurchase Program was approximately $460 million.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stock repurchases under the Repurchase Program commenced on November 9, 2021. The following table summarizes the shares repurchased and subsequently retired and the related consideration paid during the fiscal years ended June 30, 2024, 2023 and 2022:

	For the fiscal years ended June 30,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	3.4	$79	9.5	$159	5.8	$122
Class B Common Stock	1.6	38	4.7	81	2.9	61
Total	5.0	$117	14.2	$240	8.7	$183
Stockholders Agreement
In September 2021, the Company entered into a stockholders agreement (the “Stockholders Agreement”) with the Murdoch Family Trust (the “MFT”) pursuant to which the MFT and the Company have agreed not to take actions that (i) would result in the MFT and Murdoch family members, including K. Rupert Murdoch and Lachlan K. Murdoch, the Company’s Chair, together owning more than 44% of the outstanding voting power of the shares of the Company’s Class B Common Stock (“Class B Shares”), or (ii) would increase the MFT’s voting power by more than 1.75% in any rolling twelve-month period. The MFT would forfeit votes in connection with any Company stockholders meeting to the extent necessary to ensure that the MFT and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the Class B Shares at such meeting, except where a Murdoch family member votes their own shares differently from the MFT on any matter. The Stockholders Agreement will terminate upon the MFT’s distribution of all or substantially all of its Class B Shares.
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
The following table summarizes the Company’s equity-based compensation expense reported in the Statements of Operations:

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Total equity compensation expense	$98	$92	$59
As of June 30, 2024, the total compensation cost not yet recognized for all unvested awards held by participants was approximately $71 million and is expected to be recognized over a weighted average period of between one and two years. The total intrinsic value of all outstanding awards was approximately $246 million as of June 30, 2024.
The tax benefit recognized on PSUs and RSUs for participants that vested during the applicable fiscal year was $14 million, $11 million and $25 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
Summary of Incentive Plans
The fair value of equity-based compensation granted under the 2013 LTIP is calculated according to the type of award issued. Cash-settled awards are marked-to-market at the end of each reporting period.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Performance Stock Units
PSU grants entitle the holder to shares of the Company’s Class A Common Stock or the cash equivalent value of such shares based on the achievement of pre-established performance metrics over the applicable performance period. The fair value of PSUs is determined on the date of grant and expensed using a straight-line method over the applicable vesting period. The expense is adjusted to reflect the number of shares expected to vest based on management’s determination of the probable achievement of the pre-established performance metrics, except no adjustments are made for awards settled in Class A Common Stock that contain a market condition (total stockholder return) based on changes in that market condition. The Company records a cumulative adjustment in periods in which its estimate of the number of shares expected to vest changes. Additionally, the Company ultimately adjusts the expense recognized to reflect the actual vested shares following the final determination of the achievement of the performance conditions. Any person who holds PSUs shall have no ownership interest in the shares or cash to which such PSUs relate unless and until the shares or cash are delivered to the holder. Each PSU is entitled to receive dividend equivalents for each regular cash dividend on the Class A Common Stock paid by the Company during the award period, subject to the same terms and conditions as apply to the underlying award.
During fiscal 2024, 2023 and 2022, certain participants in the 2013 LTIP received grants of PSUs which have a three-year performance measurement period. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 200% of the target award, subject to three-year performance conditions based on a combination of cumulative business-unit-specific revenue, EBITDA (as defined in Note 9—Borrowings) and free cash flow, or the Company’s cumulative earnings per share, cumulative free cash flow and three-year total stockholder return relative to the individual companies that comprise the Standard and Poor’s 1500 Media Index.
The following table summarizes information related to grants of PSUs during the fiscal years ended June 30, 2024, 2023 and 2022:

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Class A Common Stock-settled PSUs granted	0.7	0.8	0.6
Cash-settled PSUs(a) granted	0.5	0.6	0.4
Total PSUs granted	1.2	1.4	1.0
(a)Granted to executive Directors and to employees in certain foreign locations and settled in cash, assuming performance conditions are met.
The following table summarizes information related to vests of PSUs during the fiscal years ended June 30, 2024, 2023 and 2022:

	For the fiscal years ended June 30,
	2024		2023		2022
	Shares	Settlement Value(a)	Shares	Settlement Value(a)	Shares	Settlement Value(a)
	(in millions)
Class A Common Stock-settled PSUs vested	1.3	$28	1.5	$27	2.0	$42
Cash-settled PSUs vested	1.2	25	1.3	25	1.0	24
Total PSUs vested	2.5	$53	2.8	$52	3.0	$66
(a)Settlement value represents cash paid (for cash-settled PSUs) or the fair value of PSU awards at the time of vesting (for stock-settled PSUs) and does not include statutory tax withholdings.
Restricted Stock Units
RSU grants entitle the holder to shares of the Company’s Class A Common Stock or the cash equivalent value of such shares. The fair value of RSUs is based upon the fair market value of the shares underlying the awards on the grant date and expensed using a straight-line method over the applicable vesting period. Any person who holds RSUs shall have no ownership interest in the shares or cash to which such RSUs relate unless and until the shares or cash are delivered to the holder. Each RSU is entitled to receive dividend equivalents for each regular cash dividend on the Class A Common Stock paid by the Company during the award period, subject to the same terms and conditions as apply to the underlying award.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2024, 2023 and 2022, certain participants in the 2013 LTIP received grants of time-vested RSUs. Vesting of the awards is subject to the participants’ continued service with the Company through the applicable vesting date. These RSUs have graded vesting primarily over three years.
The following table summarizes information related to grants of RSUs during the fiscal years ended June 30, 2024, 2023 and 2022:

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Class A Common Stock-settled RSUs granted	2.6	3.4	2.4
Cash-settled RSUs(a) granted	0.7	0.8	0.6
Total RSUs granted	3.3	4.2	3.0
(a)Granted to executive Directors and to employees in certain foreign locations.
The following table summarizes information related to vests of RSUs during the fiscal years ended June 30, 2024, 2023 and 2022:

	For the fiscal years ended June 30,
	2024		2023		2022
	Shares	Settlement Value(a)	Shares	Settlement Value(a)	Shares	Settlement Value(a)
	(in millions)
Class A Common Stock-settled RSUs vested	2.3	$50	2.0	$39	1.6	$41
Cash-settled RSUs vested	0.7	15	0.7	13	0.5	13
Total RSUs vested	3.0	$65	2.7	$52	2.1	$54
(a)Settlement value represents cash paid (for cash-settled RSUs) or the fair value of RSU awards at the time of vesting (for stock-settled RSUs) and does not include statutory tax withholdings.
The following table summarizes the activity related to the target PSUs and RSUs granted to participants that will be settled in shares of the Company (PSUs and RSUs in thousands):

	Fiscal 2024		Fiscal 2023		Fiscal 2022
	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value	Number of shares	Weighted average grant- date fair value
PSUs and RSUs
Unvested units at beginning of the year	6,764	$19.40	6,297	$18.65	7,022	$14.61
Granted(a)	3,885	20.66	4,665	18.13	3,475	21.96
Vested	(3,632)	18.31	(3,487)	16.32	(3,526)	13.56
Cancelled(b)	(761)	20.12	(711)	19.59	(674)	19.12
Unvested units at the end of the year	6,256	$20.73	6,764	$19.40	6,297	$18.65
(a)For fiscal 2024, includes 0.7 million target PSUs and 2.6 million RSUs granted and a payout adjustment of 0.6 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2021 that vested during fiscal 2024.
For fiscal 2023, includes 0.8 million target PSUs and 3.4 million RSUs granted and a payout adjustment of 0.5 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2020 that vested during fiscal 2023.
For fiscal 2022, includes 0.6 million target PSUs and 2.4 million RSUs granted and a payout adjustment of 0.5 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2019 that vested during fiscal 2022.
(b)For fiscal 2024, includes 0.1 million of target PSUs and 0.7 million RSUs cancelled.
For fiscal 2023, includes 0.1 million of target PSUs and 0.6 million RSUs cancelled.
For fiscal 2022, includes 0.2 million of target PSUs and 0.5 million RSUs cancelled.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share under ASC 260, Earnings per Share:

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions, except per share amounts)
Net income	$354	$187	$760
Net income attributable to noncontrolling interests	(88)	(38)	(137)
Net income attributable to News Corporation stockholders	$266	$149	$623
Weighted-average number of shares of common stock outstanding—basic	571.2	576.4	589.5
Dilutive effect of equity awards	2.3	2.4	3.0
Weighted-average number of shares of common stock outstanding—diluted	573.5	578.8	592.5
Net income attributable to News Corporation stockholders per share—basic	$0.47	$0.26	$1.06
Net income attributable to News Corporation stockholders per share—diluted	$0.46	$0.26	$1.05
NOTE 15. RELATED PARTY TRANSACTIONS
Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties to purchase and/or sell advertising and administrative services. The Company has also previously entered into transactions with related parties to sell certain broadcast rights.
The following table sets forth the net revenue (expense) from related parties included in the Statements of Operations:

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Related party revenue (expense), net	$(31)	$(11)	$(10)
The following table sets forth the amount of receivables due from and payables due to related parties outstanding on the Balance Sheets:

	As of June 30,
	2024	2023
	(in millions)
Accounts receivable from related parties	$11	$8
Accounts payable to related parties	10	7
In addition, refer to Note 16—Commitments and Contingencies for discussion of the U.K. Newspaper Matters.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2024:

	As of June 30, 2024
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Purchase obligations(a)	$1,563	$544	$627	$263	$129
Sports programming rights(b)	3,177	481	1,080	775	841
Programming costs(c)	908	324	407	169	8
Operating leases(d)
Transmission costs(e)	112	19	30	29	34
Land and buildings	1,486	143	245	149	949
Plant and machinery	11	5	4	2	—
Finance leases
Transmission costs(e)	23	19	4	—	—
Borrowings(f)	2,902	33	1,093	1,276	500
Interest payments on borrowings(g)	610	146	251	136	77
Total commitments and contractual obligations	$10,792	$1,714	$3,741	$2,799	$2,538
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
(f)See Note 9—Borrowings.
(g)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at June 30, 2024. Such rates are subject to change in future periods. See Note 9—Borrowings.
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $8 million, $16 million and $11 million for the fiscal years ended June 30, 2024, June 30, 2023 and June 30, 2022, respectively. As of June 30, 2024, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $62 million. The amount to be indemnified by FOX of approximately $65 million was recorded as a receivable in Other current assets on the Balance Sheet as of June 30, 2024. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
The Company is not able to predict the ultimate outcome or cost of the civil claims. It is possible that these proceedings and any adverse resolution thereof could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. RETIREMENT BENEFIT OBLIGATIONS
The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. Plans in the U.S., U.K., Australia, and other foreign plans are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through net income are recorded in Accumulated other comprehensive loss, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets and mortality rates. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2024, 2023 and 2022.
Summary of Funded Status
The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The combined domestic and foreign pension and postretirement benefit plans resulted in a net pension and postretirement benefits asset (liability) of $12 million and $(13) million at June 30, 2024 and 2023, respectively. The Company recognized these amounts in the Balance Sheets at June 30, 2024 and 2023 as follows:

	Pension Benefits
	Domestic		Foreign		Postretirement benefits		Total
	2024	2023	2024	2023	2024	2023	2024	2023
	(in millions)
Other non-current assets	$—	$—	$147	$134	$—	$—	$147	$134
Other current liabilities	—	—	(3)	(6)	(7)	(7)	(10)	(13)
Retirement benefit obligations	(28)	(37)	(48)	(45)	(49)	(52)	(125)	(134)
Net asset (liability) recognized	$(28)	$(37)	$96	$83	$(56)	$(59)	$12	$(13)

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the change in the projected benefit obligation, change in the fair value of the Company’s plan assets and funded status:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	(in millions)
Projected benefit obligation, beginning of the year	$241	$260	$646	$755	$59	$68	$946	$1,083
Service cost	—	—	1	1	—	—	1	1
Interest cost	13	11	33	27	3	2	49	40
Benefits paid	(22)	(21)	(35)	(42)	(7)	(7)	(64)	(70)
Settlements(a)	—	—	(54)	(5)	—	—	(54)	(5)
Actuarial (gain) loss(b)	(4)	(9)	3	(114)	1	(4)	—	(127)
Foreign exchange rate changes	—	—	(4)	24	—	—	(4)	24
Projected benefit obligation, end of the year	228	241	590	646	56	59	874	946
Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	204	220	729	831	—	—	933	1,051
Actual return on plan assets	6	5	39	(97)	—	—	45	(92)
Employer contributions	12	—	11	14	—	—	23	14
Benefits paid	(22)	(21)	(35)	(42)	—	—	(57)	(63)
Settlements(a)	—	—	(54)	(5)	—	—	(54)	(5)
Foreign exchange rate changes	—	—	(4)	28	—	—	(4)	28
Fair value of plan assets, end of the year	200	204	686	729	—	—	886	933
Funded status	$(28)	$(37)	$96	$83	$(56)	$(59)	$12	$(13)
(a)Amounts related to payments made to former employees of the Company in full settlement of their pension benefits.
(b)Actuarial gains for fiscal 2023 for domestic and international pension plans primarily relate to the increase in discount rates used in measuring plan obligations as of June 30, 2023.
Amounts recognized in Accumulated other comprehensive loss consist of:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	(in millions)
Actuarial losses (gains)	$116	$118	$315	$342	$(8)	$(8)	$423	$452
Prior service cost (benefit)	—	—	7	7	(24)	(28)	(17)	(21)
Net amounts recognized	$116	$118	$322	$349	$(32)	$(36)	$406	$431
Accumulated pension benefit obligations as of June 30, 2024 and 2023 were $816 million and $883 million, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Below is information about funded and unfunded pension plans:

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2024	2023	2024	2023	2024	2023
	(in millions)
Projected benefit obligation	$221	$234	$7	$7	$228	$241
Accumulated benefit obligation	221	234	7	7	228	241
Fair value of plan assets	200	204	—	—	200	204

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2024	2023	2024	2023	2024	2023
	(in millions)
Projected benefit obligation	$540	$599	$50	$47	$590	$646
Accumulated benefit obligation	538	595	50	47	588	642
Fair value of plan assets	686	729	—	—	686	729
The accumulated benefit obligation exceeds the fair value of plan assets for all domestic pension plans.
Below is information about foreign pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets:

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2024	2023	2024	2023	2024	2023
	(in millions)
Projected benefit obligation	$—	$46	$50	$47	$50	$93
Accumulated benefit obligation	—	46	50	47	50	93
Fair value of plan assets	—	43	—	—	—	43
Summary of Net Periodic Benefit Costs
The Company recorded $28 million, $13 million and nil in net periodic benefit costs in the Statements of Operations for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit costs for its pension and other postretirement benefit plans.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The amortization of amounts related to unrecognized prior service costs (credits), deferred losses and settlements, curtailments and other were reclassified out of Other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefit costs were as follows:

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits			Total
	For the fiscal years ended June 30,
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
	(in millions)
Service cost benefits earned during the period	$—	$—	$—	$1	$1	$1	$—	$—	$—	$1	$1	$1
Interest costs on projected benefit obligations	13	11	7	33	27	17	3	2	1	49	40	25
Expected return on plan assets	(12)	(11)	(15)	(37)	(32)	(36)	—	—	—	(49)	(43)	(51)
Amortization of deferred losses	5	5	5	15	14	14	—	—	—	20	19	19
Amortization of prior service credits	—	—	—	—	—	—	(4)	(4)	(4)	(4)	(4)	(4)
Settlements, curtailments and other	—	—	8	11	—	2	—	—	—	11	—	10
Net periodic benefit costs (income) – Total	$6	$5	$5	$23	$10	$(2)	$(1)	$(2)	$(3)	$28	$13	$—

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits
	For the fiscal years ended June 30,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Additional information
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.6%	5.4%	4.9%	5.2%	5.4%	3.9%	5.5%	5.5%	4.6%
Rate of increase in future compensation	N/A	N/A	N/A	2.9%	3.9%	3.9%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate for PBO	5.4%	4.9%	2.9%	5.4%	3.9%	1.9%	5.5%	4.6%	2.4%
Discount rate for service cost	N/A	N/A	3.3%	5.4%	4.8%	1.8%	5.5%	4.9%	2.8%
Discount rate for interest on PBO	5.5%	4.6%	2.2%	5.7%	3.8%	1.6%	5.6%	4.3%	1.7%
Expected return on plan assets	6.0%	5.5%	5.8%	5.4%	3.9%	3.3%	N/A	N/A	N/A
Rate of increase in future compensation	N/A	N/A	N/A	3.9%	3.9%	3.6%	N/A	N/A	N/A
N/A—not applicable
The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	2024	2023
Health care cost trend rate	6.8%	6.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.3%	5.2%
Year that the rate reaches the ultimate trend rate	2031	2031

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected Benefit Payments
	Pension Benefits		Postretirement Benefits	Total
	Domestic	Foreign
	(in millions)
Fiscal Year
2025	$20	$48	$7	$75
2026	19	44	7	70
2027	19	44	6	69
2028	19	44	6	69
2029	19	43	5	67
2030 to 2034	87	209	22	318
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
The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2024 and 2023:

		2024					2023
		Fair Value Measurements at Reporting Date Using					Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3	NAV	Total	Level 1	Level 2	Level 3	NAV
	(in millions)
Assets
Pooled funds:(a)
Domestic equity funds	$42	$—	$—	$—	$42	$37	$—	$—	$—	$37
International equity funds	69	—	36	—	33	94	—	48	—	46
Domestic fixed income funds	104	—	—	—	104	112	—	—	—	112
International fixed income funds	606	—	520	—	86	546	—	444	—	102
Balanced funds	35	—	35	—	—	42	—	42	—	—
Other	30	8	—	6	16	102	78	—	6	18
Total	$886	$8	$591	$6	$281	$933	$78	$534	$6	$315
(a)Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets as of June 30, 2024 and 2023:

Level 3 Investments
(in millions)
Balance, June 30, 2022	$7
Actual return on plan assets:
Relating to assets still held at end of period	(1)
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	—
Transfers in and out of Level 3	—
Balance, June 30, 2023	$6
Actual return on plan assets:
Relating to assets still held at end of period	1
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—
Balance, June 30, 2024	$6
The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprised of 14% equity securities, 83% fixed income securities and 3% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.
The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension Assets
	As of June 30,
	2024	2023
Asset Category
Equity securities	14%	15%
Debt securities	81%	72%
Cash and other	5%	13%
Total	100%	100%
Required pension plan contributions for the next fiscal year are expected to be approximately $1 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.
NOTE 18. OTHER POSTRETIREMENT BENEFITS
Defined Contribution Plans
The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $151 million, $152 million and $147 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Deferred Compensation Plan
The Company has non-qualified deferred compensation plans for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The unfunded obligations of the plans included in Other liabilities as of June 30, 2024 and 2023 were $52 million and $50 million, respectively, and the majority of these plans are closed to new employees.
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
Income before income tax expense was attributable to the following jurisdictions:

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
U.S.	$148	$74	$194
Foreign	398	256	618
Income before income tax expense	$546	$330	$812
The significant components of the Company’s income tax expense were as follows:

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Current
U.S.
Federal	$1	$1	$—
State & Local	10	15	9
Foreign	165	125	160
Total current tax	176	141	169
Deferred
U.S.
Federal	22	(10)	54
State & Local	3	—	4
Foreign	(9)	12	(175)
Total deferred tax	16	2	(117)
Total income tax expense	$192	$143	$52

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate was as follows:

	For the fiscal years ended June 30,
	2024	2023	2022
U.S. federal income tax rate	21%	21%	21%
State and local taxes, net	2	4	1
Effect of foreign operations (a)	13	15	7
Change in valuation allowance (b)	—	1	(19)
Non-deductible goodwill and asset impairments	2	4	—
Non-deductible compensation and benefits	2	3	—
Remeasurement of deferred tax assets (c)	—	—	(2)
R&D tax credits	(3)	(3)	(1)
Impact of dispositions	(1)	—	(2)
Other	(1)	(2)	1
Effective tax rate	35%	43%	6%
(a)The Company’s effective tax rate is impacted by the geographic mix of its income. The Company’s foreign operations are located primarily in Australia and the U.K., which have a higher statutory income tax rate than the U.S. The U.K. had a lower tax rate than the U.S. through the fiscal year ended June 30, 2023.
(b)For the fiscal year ended June 30, 2022, the Company released valuation allowances of $156 million, including $149 million related to certain foreign deferred tax assets.
(c)For the fiscal year ended June 30, 2022, the Company recorded a benefit of $18 million related to the remeasurement of its U.K. deferred tax assets.
The Company recognized deferred income taxes in the Balance Sheets as follows:

	As of June 30,
	2024	2023
	(in millions)
Deferred income tax assets	$332	$393
Deferred income tax liabilities	(119)	(163)
Net deferred tax assets	$213	$230

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
	2024	2023
	(in millions)
Deferred tax assets
Accrued liabilities	$167	$150
Capital loss carryforwards	1,161	1,163
Net operating loss carryforwards	321	360
Business tax credits	147	131
Operating lease liabilities	284	309
Other	164	138
Total deferred tax assets	2,244	2,251
Deferred tax liabilities
Asset basis difference and amortization	(91)	(79)
Operating lease right-of-use asset	(266)	(287)
Other	(15)	(9)
Total deferred tax liabilities	(372)	(375)
Net deferred tax asset before valuation allowance	1,872	1,876
Less: valuation allowance (See Note 22—Valuation and Qualifying Accounts)	(1,659)	(1,646)
Net deferred tax assets	$213	$230
Significant judgment is applied in determining the ability to realize our deferred tax assets. Management assesses available positive and negative evidence, including historical results and future income forecasts to determine whether deferred tax assets will be realized. Based on its assessment, management has concluded that it is more likely than not that certain deferred tax assets may not be realized and therefore, a valuation allowance has been established against those tax assets. Certain of our businesses may incur losses in the future resulting in additional valuation allowances being recorded.
As of June 30, 2024, the Company had income tax net operating loss (“NOL”) carryforwards (gross, net of uncertain tax benefits) in various jurisdictions as follows:

Jurisdiction	Expiration	Amount (in millions)
U.S. Federal	2025 to 2034	$89
U.S. Federal	Indefinite	249
U.S. States	Various	548
Australia	Indefinite	246
U.K.	Indefinite	72
Other Foreign	Various	583
Utilization of the NOLs is dependent on generating sufficient taxable income from our operations in each of the respective jurisdictions to which the NOLs relate, while taking into account tax filing groups and limitations and/or restrictions on our ability to use them. Certain of our U.S. federal NOLs were acquired as part of the acquisition of Move and are subject to limitations as promulgated under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code limits the amount of NOLs that we can use on an annual basis to offset consolidated U.S. taxable income. The NOLs are also subject to review by relevant tax authorities in the jurisdictions to which they relate.
The Company recorded a deferred tax asset of $321 million and $360 million associated with its NOLs (net of approximately $81 million and $55 million, respectively, of uncertain tax benefits recorded against deferred tax assets) as of June 30, 2024 and 2023, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Valuation allowances of $134 million and $124 million have been established to reduce the deferred tax asset associated with the Company’s NOLs to an amount that will more likely than not be realized as of June 30, 2024 and 2023, respectively.
As of June 30, 2024, the Company had approximately $2.6 billion and $1.6 billion of capital loss carryforwards in Australia and the U.K., respectively, which may be carried forward indefinitely. The capital loss carryforwards are also subject to review by relevant tax authorities in the jurisdictions to which they relate. Realization of our capital losses is dependent on generating capital gain taxable income and satisfying certain continuity of ownership and/or business requirements. The Company recorded a deferred tax asset of $1.2 billion as of June 30, 2024 and 2023 for these capital loss carryforwards. It is more likely than not that the Company will not generate capital gain income in the normal course of business in these jurisdictions, and accordingly, valuation allowances of $1.2 billion have been established to reduce the capital loss carryforward deferred tax asset to an amount that will more likely than not be realized as of June 30, 2024 and 2023.
As of June 30, 2024, the Company had approximately $111 million of U.S. federal tax credit carryforwards which includes $35 million of foreign tax credits and $76 million of general business credits, which begin to expire in 2026 and 2036, respectively.
As of June 30, 2024, the Company had approximately $22 million of non-U.S. tax credit carryforwards which expire in various amounts beginning in 2027 and $14 million of state tax credit carryforwards (net of U.S. federal benefit), which expire in various amounts beginning in 2025.
A valuation allowance of $31 million has been established to reduce the deferred tax asset associated with the Company’s U.S. federal tax credits, non-U.S. tax credits and state tax credit carryforwards to an amount that will more likely than not be realized as of June 30, 2024.
Uncertain Tax Positions
The following table sets forth the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Balance, beginning of period	$105	$86	$69
Additions for prior year tax positions	—	14	—
Additions for current year tax positions	2	17	28
Reduction for prior year tax positions	(3)	—	(1)
Lapse of the statute of limitations	(3)	(2)	(3)
Settlement—tax attributes	—	(14)	—
Impact of currency translations	(1)	4	(7)
Balance, end of period	$100	$105	$86
The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized an expense related to interest and penalties of $1 million for each of the fiscal years ended June 30, 2024, 2023 and 2022. The Company recorded liabilities for accrued interest and penalties of approximately $7 million, $5 million and $5 million as of June 30, 2024, 2023 and 2022, respectively.
The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in our tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing tax examinations in the U.S., various states and foreign jurisdictions. The Company settled its audit with the Internal Revenue Service for the fiscal year ended June 30, 2018 in June 2024 with no material adjustments. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and our liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that could be audited by the respective taxing authorities.

Jurisdiction	Fiscal Years Open to Examination
U.S. Federal	2021-2023
U.S. States	Various
Australia	2016-2023
U.K.	2011-2023
It is reasonably possible that uncertain tax positions may increase or decrease in the next fiscal year, however, actual developments in this area could differ from those currently expected. As of June 30, 2024, approximately $22 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. It is reasonably possible that the amount of uncertain tax liabilities which may be resolved within the next fiscal year is between the range of approximately nil and $48 million, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.
Other
The Organization for Economic Cooperation and Development (“OECD”) continues to develop detailed rules to assist member states in the implementation of landmark reforms to the international tax system, as agreed in October 2021 by 136 members of the OECD/G20 Inclusive Framework. These rules are intended to address certain tax challenges arising from digitalization of the global economy and ensure that companies pay a global minimum level of taxation in countries where they operate.
The OECD’s recommendations call for a global minimum effective tax rate of 15% for multinational groups with annual global revenue exceeding 750 million Euros. In December 2022, European Union (“EU”) member states agreed to adopt the OECD’s minimum tax rules, which began going into effect in tax years beginning on or after January 1, 2024. The majority of the EU countries and the U.K. enacted minimum tax legislation in 2023. Several other countries, including Australia, have proposed changes to their tax law to implement the OECD’s minimum tax proposal. Global minimum tax legislation will generally be effective for the Company’s financial year beginning on July 1, 2024. The Company has assessed the potential impact of global minimum tax proposals in the jurisdictions where it operates, including available transitional safe harbor relief which provides more simplified measures, on its consolidated financial statements and related disclosures. Based on our assessment, these rules are not expected to have a material impact on the Company’s results of operations. However, the application of the rules continues to evolve, and its outcome may alter aspects of how the Company’s tax obligations are determined in countries in which it does business. The Company continues to evaluate the potential impact of these rules.
Prior to the enactment of the Tax Act, the Company’s undistributed foreign earnings were considered permanently reinvested and as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Tax Act were deemed to have been repatriated and taxed accordingly. As of June 30, 2024, the Company has approximately $1 billion of undistributed foreign earnings that it intends to reinvest permanently. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated. The Company may repatriate future earnings of certain foreign subsidiaries in which case the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding taxes and income taxes.
During the fiscal years ended June 30, 2024, 2023 and 2022, the Company paid gross income taxes of $156 million, $150 million and $180 million, respectively, and received income tax refunds of $17 million, $13 million and $3 million, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus, Market VIPSM, AdvantageSM Pro and Listing Toolkit products as well as its referral-based services, ReadyConnect ConciergeSM and RealChoiceTM Selling (formerly UpNest). Move also offers online tools and services to do-it-yourself landlords and tenants.
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees via satellite and internet distribution and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider. Its Foxtel pay-TV service provides approximately 200 channels and video on demand covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Group’s Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group’s other products and services include BINGE, its entertainment streaming service, Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content, and Hubbl, its recently-launched content aggregation platform.
ANC operates the Sky News Australia network, Australia’s 24-hour multi-channel, multi-platform news service. ANC channels are distributed throughout Australia on Foxtel and Sky News is distributed in New Zealand by Sky Network Television Limited. ANC also owns and operates the IPTV Australia Channel, which is available in territories outside Australia and New Zealand, and offers content across a variety of digital media platforms, including web, mobile and third-party providers.
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information whose products target individual consumers and enterprise customers and are distributed through a variety of media channels including newspapers, newswires, websites, mobile apps, newsletters, magazines, proprietary databases, live journalism, video and podcasts. Dow Jones’s consumer products include premier brands such as The Wall Street Journal, Barron’s, MarketWatch and Investor’s Business Daily. Dow Jones’s professional information products, which target enterprise customers, include Dow Jones Risk & Compliance, a leading provider of data solutions to help customers identify and manage regulatory, corporate and reputational risk with tools focused on financial crime, sanctions, trade and other compliance requirements, Dow Jones Energy, a leading provider of pricing data, news, insights, analysis and other information for energy commodities and key base chemicals, Factiva, a leading provider of global business content, and Dow Jones Newswires, which distributes real-time business news, information and analysis to financial professionals and investors.
•Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 15 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, Mariner, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, George Orwell, Agatha Christie and Zora Neale Hurston, as well as global author brands including J.R.R. Tolkien, C.S. Lewis, Daniel Silva, Karin Slaughter and Dr. Martin Luther King, Jr. It is also home to many beloved children’s books and series and a significant Christian publishing business.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes The Australian, The Daily Telegraph, Herald Sun, The Courier Mail, The Advertiser and the news.com.au website in Australia, The Times, The Sunday Times, The Sun, The Sun on Sunday and thesun.co.uk in the U.K. and the-sun.com in the U.S. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., Talk in the U.K. and Storyful, a social media content agency.
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
Segment information is summarized as follows:

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Revenues:
Digital Real Estate Services	$1,658	$1,539	$1,741
Subscription Video Services	1,917	1,942	2,026
Dow Jones	2,231	2,153	2,004
Book Publishing	2,093	1,979	2,191
News Media	2,186	2,266	2,423
Other	—	—	—
Total Revenues	$10,085	$9,879	$10,385
Segment EBITDA:
Digital Real Estate Services	$508	$457	$574
Subscription Video Services	310	347	360
Dow Jones	542	494	433
Book Publishing	269	167	306
News Media	120	156	217
Other	(210)	(201)	(221)
Depreciation and amortization	(734)	(714)	(688)
Impairment and restructuring charges	(138)	(150)	(109)
Equity losses of affiliates	(6)	(127)	(13)
Interest expense, net	(85)	(100)	(99)
Other, net	(30)	1	52
Income before income tax expense	546	330	812
Income tax expense	(192)	(143)	(52)
Net income	$354	$187	$760

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Depreciation and amortization:
Digital Real Estate Services	$137	$123	$112
Subscription Video Services	298	302	321
Dow Jones	153	152	119
Book Publishing	54	49	49
News Media	87	81	79
Other	5	7	8
Total Depreciation and amortization	$734	$714	$688

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Capital expenditures:
Digital Real Estate Services	$131	$130	$109
Subscription Video Services	143	156	193
Dow Jones	100	91	77
Book Publishing	32	42	37
News Media	89	79	81
Other	1	1	2
Total Capital expenditures	$496	$499	$499

	As of June 30,
	2024	2023
	(in millions)
Total assets:
Digital Real Estate Services	$3,020	$2,942
Subscription Video Services	2,587	2,812
Dow Jones	4,139	4,305
Book Publishing	2,647	2,629
News Media	2,003	2,023
Other(a)	1,858	1,783
Investments	430	427
Total assets	$16,684	$16,921
(a)The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30,
	2024	2023
	(in millions)
Goodwill and intangible assets, net:
Digital Real Estate Services	$1,828	$1,779
Subscription Video Services	1,224	1,288
Dow Jones	3,248	3,298
Book Publishing	914	958
News Media	294	306
Other	—	—
Total Goodwill and intangible assets, net	$7,508	$7,629
Geographic Segments

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Revenues:(a)
U.S. and Canada(b)	$4,008	$3,967	$4,097
Europe(c)	1,737	1,669	1,808
Australasia and Other(d)	4,340	4,243	4,480
Total Revenues	$10,085	$9,879	$10,385
(a)Revenues are attributed to region based on location of customer.
(b)Revenues include approximately $3.9 billion for fiscal 2024, $3.8 billion for fiscal 2023 and $4.0 billion for fiscal 2022 from customers in the U.S.
(c)Revenues include approximately $1.3 billion for fiscal 2024, $1.2 billion for fiscal 2023 and $1.4 billion for fiscal 2022 from customers in the U.K.
(d)Australasia comprises Australia, Asia, Papua New Guinea and New Zealand. Revenues include approximately $4.0 billion for fiscal 2024, $3.9 billion for fiscal 2023 and $4.2 billion for fiscal 2022 from customers in Australia.

	As of June 30,
	2024	2023
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$1,414	$1,623
Europe	858	843
Australasia and Other	1,770	1,953
Total long-lived assets	$4,042	$4,419
(a)Reflects total assets less current assets, goodwill, intangible assets, investments and deferred income tax assets.
There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21. ADDITIONAL FINANCIAL INFORMATION
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2024	2023
	(in millions)
Royalty advances to authors	$375	$376
Retirement benefit assets	147	134
Inventory(a)	226	267
News America Marketing deferred consideration(b)	—	157
Other	422	407
Total Other non-current assets	$1,170	$1,341
(a)Primarily consists of the non-current portion of programming rights.
(b)The balance of the News America Marketing deferred consideration was reclassified to Other current assets during the fiscal year ended June 30, 2024.
Other Current Liabilities
The following table sets forth the components of Other current liabilities included in the Balance Sheets:

	As of June 30,
	2024	2023
	(in millions)
Royalties and commissions payable	$215	$206
Current operating lease liabilities	117	112
Allowance for sales returns	141	154
Programming rights payable	98	111
Other	334	370
Total Other current liabilities	$905	$953

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Accumulated other comprehensive loss, net of tax:
Cash flow hedge adjustments:
Balance, beginning of year	33	21	—
Fiscal year activity(a)	(11)	12	21
Balance, end of year	22	33	21
Benefit Plan Adjustments:
Balance, beginning of year	(328)	(321)	(392)
Fiscal year activity(b)	19	(7)	71
Balance, end of year	(309)	(328)	(321)
Foreign currency translation adjustments:
Balance, beginning of year	(952)	(970)	(549)
Fiscal year activity	(12)	18	(421)
Balance, end of year	(964)	(952)	(970)
Total accumulated other comprehensive loss, net of tax:
Balance, beginning of year	(1,247)	(1,270)	(941)
Fiscal year activity, net of income taxes(c)	(4)	23	(329)
Balance, end of year	$(1,251)	$(1,247)	$(1,270)
(a)Net of income tax expense (benefit) of $(4) million, $4 million and $7 million for the fiscal years ended June 30, 2024, 2023 and 2022 respectively.
(b)Net of income tax expense (benefit) of $6 million, $(2) million and $19 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
(c)Excludes $(1) million, $(18) million and $(97) million relating to noncontrolling interests for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Remeasurement of equity securities	$(13)	$(9)	$(59)
Dividends received from equity security investments	4	6	20
Gain on sale of businesses(a)	—	—	98
Gain on remeasurement of previously-held interest	5	—	3
Gain on dilution of PropertyGuru investment(b)	—	—	15
Other	(26)	4	(25)
Total Other, net	$(30)	$1	$52
(a)During the fiscal year ended June 30, 2022, REA Group acquired an 18% interest in PropertyGuru in exchange for all shares of REA Group’s entities in Malaysia and Thailand. The Company recognized a gain of $107 million on the disposition of such entities.
(b)During the fiscal year ended June 30, 2022, PropertyGuru completed its merger with Bridgetown 2 Holdings Limited. As a result of the merger and subsequent investments made in connection with the transaction, REA Group’s ownership interest in PropertyGuru was 17.5% and a gain of $15 million was recorded resulting from its ownership dilution in the transaction.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information
The following table sets forth the Company’s gross cash paid for interest and taxes:

	For the fiscal years ended June 30,
	2024	2023	2022
	(in millions)
Cash paid for interest	$162	$117	$96
Cash paid for taxes	156	150	180

NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2024
Allowances for doubtful accounts	$(57)	$(16)	$(2)	$10	$—	$(65)
Allowances for sales returns	(154)	(446)	—	458	1	(141)
Deferred tax valuation allowance	(1,646)	(9)	(7)	5	(2)	(1,659)
Fiscal 2023
Allowances for doubtful accounts	$(67)	$(10)	$—	$19	$1	$(57)
Allowances for sales returns	(173)	(516)	—	536	(1)	(154)
Deferred tax valuation allowance	(1,588)	(71)	—	15	(2)	(1,646)
Fiscal 2022
Allowances for doubtful accounts	$(71)	$(6)	$—	$7	$3	$(67)
Allowances for sales returns	(190)	(554)	(1)	564	8	(173)
Deferred tax valuation allowance	(1,765)	(237)	(8)	232	190	(1,588)
NOTE 23. SUBSEQUENT EVENTS
Dividend Declaration
In August 2024, the Company declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on October 9, 2024 to stockholders of record as of September 11, 2024.

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
Management’s Report on Internal Control Over Financial Reporting
Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 61 and 62, respectively, and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None
Trading Plans
None
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Proposal 1: Election of Directors” and is incorporated by reference in this Annual Report.
The information required by this item with respect to the Company’s executive officers is contained in the Proxy Statement under the heading “Executive Officers” and is incorporated by reference in this Annual Report.
To the extent applicable, the information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement and is incorporated by reference in this Annual Report.
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
The information required by this item with respect to the Company’s insider trading policy is contained in the Proxy Statement under the heading “Compensation Discussion and Analysis—Insider Trading Policy and Prohibition on Hedging and Pledging of News Corporation Stock” and is incorporated by reference in this Annual Report.
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
To the extent applicable, the information required by this item with respect to compensation committee interlocks and insider participation is contained in the Proxy Statement and is incorporated by reference in this Annual Report.
The report of the Company’s Compensation Committee required by this item is contained in the Proxy Statement under the heading “Report of the Compensation Committee” and is incorporated by reference in this Annual Report.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is contained in the Proxy Statement under the headings “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures” and is incorporated by reference in this Annual Report.

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

Exhibit Number	Exhibit Description
4.1
Description of News Corporation’s Securities. (Incorporated by reference to Exhibit 4.1 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 15, 2023.)

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

10.1
Amended and Restated Employment Agreement, dated May 11, 2023, between News Corporation and Robert Thomson. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 12, 2023.)±

10.2
Amended and Restated Employment Agreement, dated May 11, 2023, between News Corporation and Susan Panuccio. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 12, 2023.)±

10.3
Amended and Restated Employment Agreement, dated May 8, 2024, between News Corporation and David Pitofsky. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 9, 2024.)±

10.4
News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective November 20, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on November 20, 2019.)±

10.5
News Corp Restoration Plan, amended and restated as of February 11, 2019. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2019.)±

10.6
Form of Agreement for Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.7
Form of Agreement for Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.8
Form of Agreement for Cash-Settled Restricted Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 7, 2021.)±

10.9
Form of Agreement for Stock-Settled Restricted Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 7, 2021.)±

10.10
Credit Agreement, dated as of March 29, 2022, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 00135769) filed with the Securities and Exchange Commission on March 30, 2022.)

10.11
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

10.12
Syndicated Facility Agreement, dated as of August 14, 2023, among Foxtel Management Pty Limited, as initial borrower, the MLABs named therein, the initial financiers named therein and Commonwealth Bank of Australia, as facility agent. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on November 9, 2023.)

Exhibit Number	Exhibit Description
10.13
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

10.16
Deed of Amendment, dated as of August 14, 2023, to the Multi-Option Facility Agreement, dated as of June 30, 2017, among Foxtel Management Pty Limited, Foxtel Finance Pty Limited and the other original borrowers listed therein and Commonwealth Bank of Australia, as the original lender. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on November 9, 2023.)

10.17
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

10.19
Deed of Amendment, dated as of August 11, 2023, to the Common Terms Deed Poll, dated as of April 10, 2012, made by Foxtel Management Pty Limited and the other parties thereto acting as initial guarantors in favor of the finance parties defined therein. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on November 9, 2023.)

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

19.1	Insider Trading Policy.*

21.1	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP with respect to News Corporation.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

97.1	News Corporation Incentive-Based Compensation Clawback Policy.*

Exhibit Number	Exhibit Description
101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2024, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended June 30, 2024, 2023 and 2022; (iii) Consolidated Balance Sheets as of June 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2024, 2023 and 2022; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2024, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements.*

104	The cover page from News Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).*
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
Date: August 13, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Thomson	Chief Executive Officer and Director (Principal Executive Officer)	August 13, 2024
Robert J. Thomson

/s/ Susan Panuccio	Chief Financial Officer (Principal Financial Officer)	August 13, 2024
Susan Panuccio

/s/ Marygrace DeGrazio	Chief Accounting Officer (Principal Accounting Officer)	August 13, 2024
Marygrace DeGrazio

/s/ Lachlan K. Murdoch	Chair	August 13, 2024
Lachlan K. Murdoch

/s/ Kelly Ayotte	Director	August 13, 2024
Kelly Ayotte

/s/ José María Aznar	Director	August 13, 2024
José María Aznar

/s/ Natalie Bancroft	Director	August 13, 2024
Natalie Bancroft

/s/ Ana Paula Pessoa	Director	August 13, 2024
Ana Paula Pessoa

/s/ Masroor Siddiqui	Director	August 13, 2024
Masroor Siddiqui