Form 10-Q
period 2024-09-30
NEWS CORP
filed 2024-11-08
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, 378,907,001 shares of Class A Common Stock and 189,770,378 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended September 30,
	Notes	2024	2023
Revenues:
Circulation and subscription		$1,157	$1,129
Advertising		381	391
Consumer		521	502
Real estate		357	311
Other		161	166
Total Revenues	2	2,577	2,499
Operating expenses		(1,263)	(1,273)
Selling, general and administrative		(899)	(862)
Depreciation and amortization		(189)	(171)
Impairment and restructuring charges	3	(24)	(38)
Equity losses of affiliates	4	(3)	(2)
Interest expense, net		(18)	(23)
Other, net	12	23	(35)
Income before income tax expense		204	95
Income tax expense	10	(60)	(37)
Net income		144	58
Net income attributable to noncontrolling interests		(25)	(28)
Net income attributable to News Corporation stockholders		$119	$30

Net income attributable to News Corporation stockholders per share, basic and diluted	8	$0.21	$0.05
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; millions)

	For the three months ended September 30,
	2024	2023
Net income	$144	$58
Other comprehensive income (loss):
Foreign currency translation adjustments	170	(145)
Net change in the fair value of cash flow hedges(a)	(16)	(1)
Benefit plan adjustments, net(b)	(3)	15
Other comprehensive income (loss)	151	(131)
Comprehensive income (loss)	295	(73)
Net income attributable to noncontrolling interests	(25)	(28)
Other comprehensive (income) loss attributable to noncontrolling interests(c)	(31)	31
Comprehensive income (loss) attributable to News Corporation stockholders	$239	$(70)
(a)    Net of income tax expense (benefit) of $(6) million and $(1) million for the three months ended September 30, 2024 and 2023, respectively.
(b)    Net of income tax expense (benefit) of $(1) million and $5 million for the three months ended September 30, 2024 and 2023, respectively.
(c)    Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of September 30, 2024	As of June 30, 2024
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,778	$1,960
Receivables, net	12	1,698	1,503
Inventory, net		378	296
Other current assets		652	613
Total current assets		4,506	4,372
Non-current assets:
Investments	4	458	430
Property, plant and equipment, net		1,919	1,914
Operating lease right-of-use assets		965	958
Intangible assets, net		2,324	2,322
Goodwill		5,258	5,186
Deferred income tax assets, net	10	323	332
Other non-current assets	12	1,174	1,170
Total assets		$16,927	$16,684
Liabilities and Equity:
Current liabilities:
Accounts payable		$374	$314
Accrued expenses		1,213	1,231
Deferred revenue	2	559	551
Current borrowings	5	194	54
Other current liabilities	12	929	905
Total current liabilities		3,269	3,055
Non-current liabilities:
Borrowings	5	2,706	2,855
Retirement benefit obligations		130	125
Deferred income tax liabilities, net	10	112	119
Operating lease liabilities		1,036	1,027
Other non-current liabilities		508	492
Commitments and contingencies	9
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,157	11,254
Accumulated deficit		(1,779)	(1,889)
Accumulated other comprehensive loss		(1,131)	(1,251)
Total News Corporation stockholders’ equity		8,253	8,120
Noncontrolling interests		913	891
Total equity	6	9,166	9,011
Total liabilities and equity		$16,927	$16,684
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 379,296,926 and 378,670,671 shares issued and outstanding, net of 27,368,413 treasury shares at par, at September 30, 2024 and June 30, 2024, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 189,966,150 and 190,423,250 shares issued and outstanding, net of 78,430,424 treasury shares at par, at September 30, 2024 and June 30, 2024, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the three months ended September 30,
	Notes	2024	2023
Operating activities:
Net income		$144	$58
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization		189	171
Operating lease expense		25	24
Equity losses of affiliates	4	3	2
Impairment charges	3	—	21
Deferred income taxes	10	14	13
Other, net	12	(23)	36
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(107)	(128)
Inventories, net		(68)	(55)
Accounts payable and other liabilities		(113)	(197)
Net cash provided by (used in) operating activities		64	(55)
Investing activities:
Capital expenditures		(95)	(124)
Acquisitions, net of cash acquired		(12)	(20)
Purchases of investments in equity affiliates and other		(51)	(31)
Proceeds from sales of investments in equity affiliates and other		22	16
Net cash used in investing activities		(136)	(159)
Financing activities:
Borrowings	5	153	925
Repayment of borrowings	5	(185)	(933)
Repurchase of shares	6	(38)	(29)
Dividends paid		(35)	(28)
Other, net		(42)	—
Net cash used in financing activities		(147)	(65)
Net change in cash and cash equivalents		(219)	(279)
Cash and cash equivalents, beginning of year		1,960	1,833
Effect of exchange rate changes on cash and cash equivalents		37	(25)
Cash and cash equivalents, end of period		$1,778	$1,529
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: information services and news, digital real estate services, book publishing and subscription video services in Australia.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025. The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.
Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee are measured at fair value, if the fair value is readily determinable. If an investment’s fair value is not readily determinable, the Company will measure the investment at cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”
The accompanying Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2024 (the “2024 Form 10-K”).
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2025 and fiscal 2024 include 52 weeks. All references to the three months ended September 30, 2024 and 2023 relate to the three months ended September 29, 2024 and October 1, 2023, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of September 30.
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current fiscal year presentation.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 expand public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of other segment items and expanded interim disclosures that align with those required annually, among other provisions. ASU 2023-07 requires the amendments to be applied retrospectively and is effective for the Company’s annual reporting period beginning on July 1, 2024 and interim reporting periods beginning on July 1, 2025, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-07 will have on its financial statement disclosures.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require disaggregated disclosure of material categories in effective tax rate reconciliations as well as disclosure of income taxes paid by specific domestic and foreign jurisdictions. Additionally, the amendments eliminate certain disclosures currently required under Topic 740. ASU 2023-09 is effective for the Company’s annual reporting period beginning on July 1, 2025, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for the Company’s annual reporting period beginning on July 1, 2027 and interim reporting periods beginning on July 1, 2028, with early adoption permitted. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements.
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three months ended September 30, 2024 and 2023:

	For the three months ended September 30, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	Subscription Video Services	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$459	$2	$—	$425	$271	$—	$1,157
Advertising	85	38	—	65	193	—	381
Consumer	—	—	521	—	—	—	521
Real estate	—	357	—	—	—	—	357
Other	8	60	25	11	57	—	161
Total Revenues	$552	$457	$546	$501	$521	$—	$2,577

	For the three months ended September 30, 2023
	Dow Jones	Digital Real Estate Services	Book Publishing	Subscription Video Services	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$436	$3	$—	$415	$275	$—	$1,129
Advertising	91	35	—	62	203	—	391
Consumer	—	—	502	—	—	—	502
Real estate	—	311	—	—	—	—	311
Other	10	54	23	9	70	—	166
Total Revenues	$537	$403	$525	$486	$548	$—	$2,499

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Contract Liabilities and Assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024	2023
	(in millions)
Balance, beginning of period	$551	$622
Deferral of revenue	967	937
Recognition of deferred revenue(a)	(969)	(929)
Other	10	(6)
Balance, end of period	$559	$624
(a)For the three months ended September 30, 2024 and 2023, the Company recognized $340 million and $393 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of September 30, 2024 and 2023.
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
For the three months ended September 30, 2024, the Company recognized approximately $112 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of September 30, 2024 was approximately $1,324 million, of which approximately $381 million is expected to be recognized over the remainder of fiscal 2025, $354 million is expected to be recognized in fiscal 2026 and $235 million is expected to be recognized in fiscal 2027, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606, Revenue from Contracts with Customers.
NOTE 3. IMPAIRMENT AND RESTRUCTURING CHARGES
Restructuring
During the three months ended September 30, 2024 and 2023, the Company recorded restructuring charges of $24 million and $17 million, respectively, primarily related to employee termination benefits.
Fiscal 2024 Impairment
During the three months ended September 30, 2023, the Company recognized non-cash impairment charges of $21 million at the News Media segment related to the write-down of fixed assets associated with the combination of News UK’s printing operations with those of DMG Media.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in restructuring program liabilities were as follows:

	For the three months ended September 30,
	2024			2023
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$27	$35	$62	$53	$41	$94
Additions	23	1	24	16	1	17
Payments	(24)	(3)	(27)	(39)	(1)	(40)
Other	—	—	—	(1)	—	(1)
Balance, end of period	$26	$33	$59	$29	$41	$70
As of September 30, 2024, restructuring liabilities of approximately $33 million were included in the Balance Sheet in Other current liabilities and $26 million were included in Other non-current liabilities.
NOTE 4. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of September 30, 2024	As of September 30, 2024	As of June 30, 2024
		(in millions)
Equity method investments(a)	various	$223	$216
Equity and other securities(b)	various	235	214
Total Investments		$458	$430
(a)Equity method investments are primarily comprised of REA Group’s ownership interest in PropertyGuru Group Ltd. (“PropertyGuru”). In August 2024, REA Group announced that PropertyGuru had entered into an agreement to be acquired by a third party, which will result in the divestiture of REA Group’s interest in PropertyGuru upon completion. The transaction is expected to close later in the fiscal year.
(b)Equity and other securities are primarily comprised of Nexxen International, Ltd., certain investments in China, RipJar Ltd., an artificial intelligence-focused data analytics company, and ARN Media Limited, which operates a portfolio of Australian radio media assets.
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

	For the three months ended September 30,
	2024	2023
	(in millions)
Total gains (losses) recognized on equity securities	$10	$(23)
Less: Net gains (losses) recognized on equity securities sold	—	—
Unrealized gains (losses) recognized on equity securities held at end of period	$10	$(23)
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $3 million and $2 million for the three months ended September 30, 2024 and 2023, respectively.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at September 30, 2024	Maturity at September 30, 2024	As of September 30, 2024	As of June 30, 2024
			(in millions)
News Corporation
2022 Term loan A(a)	6.810%	Mar 31, 2027	$484	$484
2022 Senior notes	5.125%	Feb 15, 2032	493	493
2021 Senior notes	3.875%	May 15, 2029	992	991
Foxtel Group(b)
2024 Foxtel credit facility — tranche 1(c)(d)	7.33%	Aug 1, 2026	428	434
2024 Foxtel credit facility — USD portion — tranche 2(e)	8.36%	Aug 1, 2027	44	49
2024 Foxtel credit facility — tranche 3(d)	7.48%	Aug 1, 2027	195	208
2017 Working capital facility(c)	7.33%	Aug 1, 2026	21	—
Telstra facility	12.25%	Dec 22, 2027	89	93
REA Group(b)
2024 REA credit facility — tranche 1(f)	5.93%	Sep 15, 2028	—	—
2024 REA credit facility — tranche 2(f)	5.63%	Sep 16, 2025	138	79
2024 Subsidiary facility(g)	—%	Sep 28, 2025	—	55
Finance Leases
Finance lease liability			16	23
Total borrowings			2,900	2,909
Less: current portion(h)			(194)	(54)
Long-term borrowings			$2,706	$2,855
(a)The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. For the three months ended September 30, 2024, the Company was paying interest at an effective interest rate of 3.521%. See Note 7—Financial Instruments and Fair Value Measurements.
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
(c)As of September 30, 2024, the Foxtel Debt Group had total undrawn commitments of A$203 million available under these facilities.
(d)The Company entered into A$610 million of interest rate swap derivatives to fix the floating rate interest components of tranche 1 and tranche 3 of its 2024 Foxtel Credit Facility at approximately 4.30%. For the three months ended September 30, 2024, the Company was paying interest at an effective interest rate of 7.25% and 7.30% for tranche 1 and tranche 3, respectively. See Note 7—Financial Instruments and Fair Value Measurements.
(e)The Company entered into a cross-currency interest rate swap derivative to fix the floating rate interest component of tranche 2 of its 2024 Foxtel Credit Facility at 4.38%. For the three months ended September 30, 2024, the Company was paying interest at an effective interest rate of 7.64%. See Note 7—Financial Instruments and Fair Value Measurements.
(f)As of September 30, 2024, REA Group had total undrawn commitments of A$400 million available under this facility.
(g)This facility was terminated by REA Group during the three months ended September 30, 2024, with the amount outstanding repaid using capacity available under the 2024 REA Credit Facility.
(h)The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470-50, Debt. $16 million and $21 million relates to the current portion of finance lease liabilities as of September 30, 2024 and June 30, 2024, respectively, with the remainder as of September 30, 2024 consisting of required principal repayments on the 2022 Term Loan A, 2024 Foxtel Credit Facility — tranches 2 and 3 and 2024 REA credit facility — tranche 2.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed in the Company’s 2024 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at September 30, 2024.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. EQUITY
The following tables summarize changes in equity for the three months ended September 30, 2024 and 2023:

	For the three months ended September 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2024	379	$4	190	$2	$11,254	$(1,889)	$(1,251)	$8,120	$891	$9,011
Net income	—	—	—	—	—	119	—	119	25	144
Other comprehensive income	—	—	—	—	—	—	120	120	31	151
Dividends	—	—	—	—	(57)	—	—	(57)	(35)	(92)
Share repurchases	(1)	—	—	—	(29)	(9)	—	(38)	—	(38)
Other	1	—	—	—	(11)	—	—	(11)	1	(10)
Balance, September 30, 2024	379	$4	190	$2	$11,157	$(1,779)	$(1,131)	$8,253	$913	$9,166

	For the three months ended September 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2023	380	$4	192	$2	$11,449	$(2,144)	$(1,247)	$8,064	$881	$8,945
Net income	—	—	—	—	—	30	—	30	28	58
Other comprehensive loss	—	—	—	—	—	—	(100)	(100)	(31)	(131)
Dividends	—	—	—	—	(57)	—	—	(57)	(28)	(85)
Share repurchases	(1)	—	—	—	(29)	—	—	(29)	—	(29)
Other	2	—	—	—	(16)	—	—	(16)	(6)	(22)
Balance, September 30, 2023	381	$4	192	$2	$11,347	$(2,114)	$(1,347)	$7,892	$844	$8,736
Stock Repurchases
The Company’s Board of Directors (the “Board of Directors”) has authorized a repurchase program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of September 30, 2024, the remaining authorized amount under the Repurchase Program was approximately $422 million.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Stock repurchases under the Repurchase Program commenced on November 9, 2021. The following table summarizes the shares repurchased and subsequently retired and the related consideration paid during the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024		2023
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	0.9	$25	1.0	$20
Class B Common Stock	0.4	13	0.4	9
Total	1.3	$38	1.4	$29
Dividends
In August 2024, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on October 9, 2024 to stockholders of record as of September 11, 2024. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2024				As of June 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives - cash flow hedges	$—	$14	$—	$14	$—	$29	$—	$29
Equity and other securities	65	46	124	235	53	39	122	214
Total assets	$65	$60	$124	$249	$53	$68	$122	$243

Liabilities:
Interest rate derivatives - cash flow hedges	$—	$(5)	$—	$(5)	$—	$—	$—	$—
Foreign currency derivatives - cash flow hedges	—	(2)	—	(2)	—	—	—	—
Cross-currency interest rate derivatives - cash flow hedges	—	(4)	—	(4)	—	(2)	—	(2)
Total liabilities	$—	$(11)	$—	$(11)	$—	$(2)	$—	$(2)
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
A rollforward of the Company’s equity and other securities classified as Level 3 is as follows:

	For the three months ended September 30,
	2024	2023
	(in millions)
Balance - beginning of period	$122	$130
Foreign exchange and other	2	(2)
Balance - end of period	$124	$128
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Classification	As of September 30, 2024	As of June 30, 2024
		(in millions)
Interest rate derivatives - cash flow hedges	Other current assets	$7	$15
Interest rate derivatives - cash flow hedges	Other non-current assets	7	14
Interest rate derivatives - cash flow hedges	Other current liabilities	(1)	—
Foreign currency derivatives - cash flow hedges	Other current liabilities	(2)	—
Cross-currency interest rate derivatives - cash flow hedges	Other current liabilities	(1)	—
Interest rate derivatives - cash flow hedges	Other non-current liabilities	(4)	—
Cross-currency interest rate derivatives - cash flow hedges	Other non-current liabilities	(3)	(2)
Cash flow hedges
The Company utilizes a combination of interest rate derivatives, foreign currency derivatives and cross-currency interest rate derivatives to mitigate currency exchange rate risk and interest rate risk in relation to future interest and principal payments and payments for customer premise equipment, certain programming rights, product development costs and inventory purchases.
The total notional value of interest rate swap derivatives designated for hedging was approximately $484 million and A$610 million as of September 30, 2024 for News Corporation and Foxtel Debt Group borrowings, respectively. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to July 2027. As of September 30, 2024, the Company estimates that approximately $7 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.
The total notional value of foreign currency contract derivatives designated for hedging was $77 million as of September 30, 2024. The maximum hedged term over which the Company is hedging exposure to foreign currency fluctuations is less than one year. As of September 30, 2024, the Company estimates that approximately $2 million of net derivative losses related to its foreign currency contract derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.
The total notional value of cross-currency interest rate swap derivatives designated for hedging was approximately $44 million as of September 30, 2024. The maximum hedged term over which the Company is hedging exposure to variability in interest and principal payments is to July 2027. As of September 30, 2024, the Company estimates that approximately $1 million of net derivative losses related to its cross-currency interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three months ended September 30, 2024 and 2023 for both derivatives designated as cash flow hedges that continue to be highly effective and derivatives initially designated as cash flow hedges but for which hedge accounting was discontinued as of December 31, 2020:

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Gains (losses) recognized in Accumulated other comprehensive loss for the three months ended September 30, 2024 and 2023, by derivative instrument:

	For the three months ended September 30,
	2024	2023
	(in millions)
Interest rate derivatives - cash flow hedges	$(16)	$7
Foreign currency derivatives - cash flow hedges	(2)	2
Cross-currency interest rate derivatives - cash flow hedges	(2)	—
Total	$(20)	$9
(Gains) losses reclassified from Accumulated other comprehensive loss into the Statements of Operations for the three months ended September 30, 2024 and 2023, by derivative instrument:

	Income Statement Classification	For the three months ended September 30,
		2024	2023
		(in millions)
Interest rate derivatives - cash flow hedges	Interest expense, net	$(4)	$(10)
Cross-currency interest rate derivatives - cash flow hedges	Interest expense, net	(2)	—
Cross-currency interest rate derivatives(a)	Interest expense, net	—	(1)
Total		$(6)	$(11)
(a)    These cross-currency interest rate derivatives were initially designated as cash flow hedges. Hedge accounting for these derivatives was discontinued as of December 31, 2020.
Other Fair Value Measurements
As of September 30, 2024, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes and the 2021 Senior Notes are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.
NOTE 8. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share under ASC 260, Earnings per Share:

	For the three months ended September 30,
	2024	2023
	(in millions, except per share amounts)
Net income	$144	$58
Net income attributable to noncontrolling interests	(25)	(28)
Net income attributable to News Corporation stockholders	$119	$30
Weighted-average number of shares of common stock outstanding - basic	569.2	572.3
Dilutive effect of equity awards	2.0	1.8
Weighted-average number of shares of common stock outstanding - diluted	571.2	574.1
Net income attributable to News Corporation stockholders per share - basic and diluted	$0.21	$0.05

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2024 have not changed significantly from the disclosures included in the 2024 Form 10-K.
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $2 million and $3 million for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $62 million. The amount to be indemnified by FOX of approximately $68 million was recorded as a receivable in Other current assets on the Balance Sheet as of September 30, 2024. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended September 30, 2024, the Company recorded income tax expense of $60 million on pre-tax income of $204 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
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
The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing audits with certain U.S. states and foreign jurisdictions. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and its liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.

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
The OECD’s recommendations call for a global minimum effective tax rate of 15% for multinational groups with annual global revenue exceeding 750 million Euros. In December 2022, European Union (“EU”) member states agreed to adopt the OECD’s minimum tax rules which began going into effect in tax years beginning on or after January 1, 2024. The majority of the EU countries and the U.K. enacted minimum tax legislation in 2023. Several other countries, including Australia, have proposed changes to their tax law to implement the OECD’s minimum tax proposal. Global minimum tax legislation will generally be effective for the Company’s financial year beginning on July 1, 2024. The Company has assessed the potential impact of global minimum tax proposals in the jurisdictions where it operates, including available transitional safe harbor relief which provides more simplified measures, on its consolidated financial statements and related disclosures. Based on its assessment, these rules are not expected to have a material impact on the Company’s results of operations. However, the application of the rules continues to evolve, and its outcome may alter aspects of how the Company’s tax obligations are determined in countries in which it does business. The Company continues to evaluate the potential impact of these rules.
The Company paid gross income taxes of $48 million and $25 million during the three months ended September 30, 2024 and 2023, respectively, and received tax refunds of $1 million and $8 million, respectively.
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
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus, Market VIPSM, AdvantageSM Pro and Listing Toolkit products as well as its referral-based services, ReadyConnect ConciergeSM and RealChoiceTM Selling. Move also offers online tools and services to do-it-yourself landlords and tenants.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees via satellite and internet distribution and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider. Its Foxtel pay-TV service provides approximately 200 channels and video on demand covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Group’s Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group’s other products and services include BINGE, its entertainment streaming service, Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content, and Hubbl, its content aggregation platform.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the three months ended September 30,
	2024	2023
	(in millions)
Revenues:
Dow Jones	$552	$537
Digital Real Estate Services	457	403
Book Publishing	546	525
Subscription Video Services	501	486
News Media	521	548
Other	—	—
Total Revenues	$2,577	$2,499
Segment EBITDA:
Dow Jones	$131	$124
Digital Real Estate Services	140	122
Book Publishing	81	65
Subscription Video Services	92	93
News Media	16	14
Other	(45)	(54)
Depreciation and amortization	(189)	(171)
Impairment and restructuring charges	(24)	(38)
Equity losses of affiliates	(3)	(2)
Interest expense, net	(18)	(23)
Other, net	23	(35)
Income before income tax expense	204	95
Income tax expense	(60)	(37)
Net income	$144	$58

	As of September 30, 2024	As of June 30, 2024
	(in millions)
Total assets:
Dow Jones	$4,113	$4,139
Digital Real Estate Services	3,090	3,020
Book Publishing	2,824	2,647
Subscription Video Services	2,556	2,587
News Media	2,115	2,003
Other(a)	1,771	1,858
Investments	458	430
Total assets	$16,927	$16,684
(a)The Other segment primarily includes Cash and cash equivalents.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2024	As of June 30, 2024
	(in millions)
Goodwill and intangible assets, net:
Dow Jones	$3,248	$3,248
Digital Real Estate Services	1,851	1,828
Book Publishing	922	914
Subscription Video Services	1,253	1,224
News Media	308	294
Total Goodwill and intangible assets, net	$7,582	$7,508
NOTE 12. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of September 30, 2024	As of June 30, 2024
	(in millions)
Receivables	$1,768	$1,568
Less: allowances	(70)	(65)
Receivables, net	$1,698	$1,503
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of September 30, 2024	As of June 30, 2024
	(in millions)
Royalty advances to authors	$361	$375
Retirement benefit assets	159	147
Inventory(a)	226	226
Other	428	422
Total Other non-current assets	$1,174	$1,170
(a)Primarily consists of the non-current portion of programming rights.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of September 30, 2024	As of June 30, 2024
	(in millions)
Royalties and commissions payable	$245	$215
Current operating lease liabilities	115	117
Allowance for sales returns	146	141
Programming rights payable	103	98
Other	320	334
Total Other current liabilities	$929	$905
Other, net
The following table sets forth the components of Other, net:

	For the three months ended September 30,
	2024	2023
	(in millions)
Remeasurement of equity securities	$10	$(23)
Dividends received from equity security investments	—	2
Gain on remeasurement of previously-held interest	—	4
Other	13	(18)
Total Other, net	$23	$(35)
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for interest and taxes:

	For the three months ended September 30,
	2024	2023
	(in millions)
Cash paid for interest	$34	$19
Cash paid for taxes	$48	$25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe,” “should” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s business, financial condition or results of operations, the Company’s strategy and strategic initiatives, including potential acquisitions, investments and dispositions, the Company’s cost savings initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A. in News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2024 (the “2024 Form 10-K”), and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation and related notes set forth in the 2024 Form 10-K.
INTRODUCTION
News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: information services and news, digital real estate services, book publishing and subscription video services in Australia.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Businesses—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2025 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2024 and 2023. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2024 and 2023, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of September 30, 2024.

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
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its ConnectionsSM Plus, Market VIPSM, AdvantageSM Pro and Listing Toolkit products as well as its referral-based services, ReadyConnect ConciergeSM and RealChoiceTM Selling. Move also offers online tools and services to do-it-yourself landlords and tenants.
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
•Subscription Video Services—The Company’s Subscription Video Services segment provides sports, entertainment and news services to pay-TV and streaming subscribers and other commercial licensees via satellite and internet distribution and consists of (i) the Company’s 65% interest in the Foxtel Group (with the remaining 35% interest held by Telstra, an ASX-listed telecommunications company) and (ii) Australian News Channel (“ANC”). The Foxtel Group is the largest Australian-based subscription television provider. Its Foxtel pay-TV service provides approximately 200 channels and video on demand covering sports, general entertainment, movies, documentaries, music, children’s programming and news. Foxtel and the Group’s Kayo Sports streaming service offer the leading sports programming content in Australia, with broadcast rights to live sporting events including: National Rugby League, Australian Football League, Cricket Australia and various motorsports programming. The Foxtel Group’s other products and services include BINGE, its entertainment streaming service, Foxtel Now, a streaming service that provides access across Foxtel’s live and on-demand content, and Hubbl, its content aggregation platform.
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
Other Business Developments
The Company previously announced that in response to third party interest, it was reviewing strategic and financial options for the Foxtel Group, including its capital structure and assets. There is no assurance regarding the timing of any action or transaction, nor that the strategic review will result in a transaction or other strategic change.
RESULTS OF OPERATIONS
Results of Operations—For the three months ended September 30, 2024 versus the three months ended September 30, 2023
The following table sets forth the Company’s operating results for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023:

	For the three months ended September 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,157	$1,129	$28	2%
Advertising	381	391	(10)	(3)%
Consumer	521	502	19	4%
Real estate	357	311	46	15%
Other	161	166	(5)	(3)%
Total Revenues	2,577	2,499	78	3%
Operating expenses	(1,263)	(1,273)	10	1%
Selling, general and administrative	(899)	(862)	(37)	(4)%
Depreciation and amortization	(189)	(171)	(18)	(11)%
Impairment and restructuring charges	(24)	(38)	14	37%
Equity losses of affiliates	(3)	(2)	(1)	(50)%
Interest expense, net	(18)	(23)	5	22%
Other, net	23	(35)	58	**
Income before income tax expense	204	95	109	115%
Income tax expense	(60)	(37)	(23)	(62)%
Net income	144	58	86	148%
Net income attributable to noncontrolling interests	(25)	(28)	3	11%
Net income attributable to News Corporation stockholders	$119	$30	$89	297%
** not meaningful

Revenues—Revenues increased $78 million, or 3%, for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024.
The revenue increase for the three months ended September 30, 2024 was driven by higher revenues at the Digital Real Estate Services segment primarily due to higher Australian residential revenues at REA Group, at the Book Publishing segment primarily due to higher digital book sales and improved returns in the U.S., at the Dow Jones segment driven by higher professional information business revenues and at the Subscription Video Services segment primarily due to higher streaming revenues and the positive impact of foreign currency fluctuations, partially offset by lower residential subscription revenues. These increases were partially offset by lower revenues at the News Media segment driven by the transfer of third-party printing revenue contracts to News UK’s joint venture with DMG Media in fiscal 2024 and lower advertising and circulation and subscription revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $35 million, or 1%, for the three months ended September 30, 2024 as compared to the corresponding period of fiscal 2024.
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
Operating expenses—Operating expenses decreased $10 million, or 1%, for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024.
The decrease in operating expenses for the three months ended September 30, 2024 was driven by lower expenses at the News Media segment driven by cost savings from the combination of News UK’s printing operations with those of DMG Media and other cost savings initiatives, partially offset by higher expenses at the Subscription Video Services segment driven by costs related to the Hubbl product, higher sports programming rights costs due to contractual increases and higher production costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $15 million, or 1%, for the three months ended September 30, 2024 as compared to the corresponding period of fiscal 2024.
Selling, general and administrative—Selling, general and administrative increased $37 million, or 4%, for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024.
The increase in Selling, general and administrative for the three months ended September 30, 2024 was primarily due to higher costs at the Digital Real Estate Services segment driven by REA Group, including $12 million of costs related to the withdrawn offer to acquire Rightmove and higher employee costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $12 million, or 1%, for the three months ended September 30, 2024 as compared to the corresponding period of fiscal 2024.
Depreciation and amortization—Depreciation and amortization expense increased $18 million, or 11%, for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024, driven by higher depreciation of capitalized software costs, primarily at the Subscription Video Services and Digital Real Estate Services segments. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense increase of $2 million, or 2%, for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024.
Impairment and restructuring charges—During the three months ended September 30, 2024, there were no impairment charges. During the three months ended September 30, 2023, the Company recognized non-cash impairment charges of $21 million at the News Media segment related to the write-down of fixed assets associated with the combination of News UK’s printing operations with those of DMG Media.
During the three months ended September 30, 2024 and 2023, the Company recorded restructuring charges of $24 million and $17 million, respectively.
See Note 3—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Equity losses of affiliates—Equity losses of affiliates increased by $1 million, or 50%, for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024. See Note 4—Investments in the accompanying Consolidated Financial Statements.

Interest expense, net—Interest expense, net decreased by $5 million, or 22%, for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024, driven by higher interest income as a result of higher interest rates on cash balances. See Note 5—Borrowings and Note 7—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
Other, net—Other, net increased by $58 million for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024. See Note 12—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense—For the three months ended September 30, 2024, the Company recorded income tax expense of $60 million on pre-tax income of $204 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
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
See Note 10—Income Taxes in the accompanying Consolidated Financial Statements.
Net income—Net income for the three months ended September 30, 2024 was $144 million compared to net income of $58 million for the corresponding period of fiscal 2024. The increase of $86 million, or 148%, was driven by the factors discussed above.
Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests decreased by $3 million, or 11%, for the three months ended September 30, 2024, as compared to the corresponding period of fiscal 2024.
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

The following table reconciles Net income to Total Segment EBITDA for the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024	2023
(in millions)
Net income	$144	$58
Add:
Income tax expense	60	37
Other, net	(23)	35
Interest expense, net	18	23
Equity losses of affiliates	3	2
Impairment and restructuring charges	24	38
Depreciation and amortization	189	171
Total Segment EBITDA	$415	$364
The following table sets forth the Company’s Revenues and Segment EBITDA by reportable segment for the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024		2023
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Dow Jones	$552	$131	$537	$124
Digital Real Estate Services	457	140	403	122
Book Publishing	546	81	525	65
Subscription Video Services	501	92	486	93
News Media	521	16	548	14
Other	—	(45)	—	(54)
Total	$2,577	$415	$2,499	$364
Dow Jones (22% of the Company’s consolidated revenues in both the three months ended September 30, 2024 and 2023)

	For the three months ended September 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$459	$436	$23	5%
Advertising	85	91	(6)	(7)%
Other	8	10	(2)	(20)%
Total Revenues	552	537	15	3%
Operating expenses	(239)	(235)	(4)	(2)%
Selling, general and administrative	(182)	(178)	(4)	(2)%
Segment EBITDA	$131	$124	$7	6%

For the three months ended September 30, 2024, revenues at the Dow Jones segment increased $15 million, or 3%, as compared to the corresponding period of fiscal 2024, primarily due to higher professional information business revenues. Digital revenues at the Dow Jones segment represented 82% of total revenues for the three months ended September 30, 2024, as compared to 81% in the corresponding period of fiscal 2024. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $2 million, or 1%, for the three months ended September 30, 2024 as compared to the corresponding period of fiscal 2024.
Circulation and Subscription Revenues

	For the three months ended September 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$238	$232	$6	3%
Risk and Compliance	81	70	11	16%
Dow Jones Energy	68	61	7	11%
Other information services	72	73	(1)	(1)%
Professional information business	221	204	17	8%
Total circulation and subscription revenues	$459	$436	$23	5%
Circulation and subscription revenues increased $23 million, or 5%, during the three months ended September 30, 2024 as compared to the corresponding period of fiscal 2024. Professional information business revenues increased $17 million, or 8%, primarily due to the $11 million and $7 million increases in Risk & Compliance and Dow Jones Energy revenues, respectively, driven by new customers, new products and price increases. Circulation and other revenues increased $6 million, or 3%, driven by higher content licensing revenues and increased circulation revenues due to growth in digital-only subscriptions, primarily from bundled offers, partially offset by print circulation declines. Digital revenues represented 72% of circulation revenue for the three months ended September 30, 2024, as compared to 70% in the corresponding period of fiscal 2024.
The following table summarizes average daily consumer subscriptions during the three months ended September 30, 2024 and 2023 for select publications and for all consumer subscription products:(a)

	For the three months ended September 30(b),
	2024	2023	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	3,811	3,457	354	10%
Total subscriptions	4,255	3,991	264	7%
Barron’s Group(d)
Digital-only subscriptions(c)	1,325	1,055	270	26%
Total subscriptions	1,446	1,197	249	21%
Total Consumer(e)
Digital-only subscriptions(c)	5,325	4,611	714	15%
Total subscriptions	5,908	5,308	600	11%
(a)Based on internal data for the periods from July 1, 2024 through September 29, 2024 and July 3, 2023 through October 1, 2023, respectively.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.

Advertising Revenues
Advertising revenues decreased $6 million, or 7%, during the three months ended September 30, 2024 as compared to the corresponding period of fiscal 2024 primarily due to lower advertising spend in the technology and finance sectors. Digital advertising represented 67% of advertising revenue for the three months ended September 30, 2024, as compared to 66% in the corresponding period of fiscal 2024.
Segment EBITDA
For the three months ended September 30, 2024, Segment EBITDA at the Dow Jones segment increased $7 million, or 6%, as compared to the corresponding period of fiscal 2024, primarily due to the increase in revenues discussed above and lower newsprint, production and distribution costs, partially offset by higher marketing and employee costs.
Digital Real Estate Services (18% and 16% of the Company’s consolidated revenues in the three months ended September 30, 2024 and 2023, respectively)

	For the three months ended September 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$2	$3	$(1)	(33)%
Advertising	38	35	3	9%
Real estate	357	311	46	15%
Other	60	54	6	11%
Total Revenues	457	403	54	13%
Operating expenses	(47)	(49)	2	4%
Selling, general and administrative	(270)	(232)	(38)	(16)%
Segment EBITDA	$140	$122	$18	15%
For the three months ended September 30, 2024, revenues at the Digital Real Estate Services segment increased $54 million, or 13%, as compared to the corresponding period of fiscal 2024. Revenues at REA Group increased $57 million, or 22%, to $318 million for the three months ended September 30, 2024 from $261 million in the corresponding period of fiscal 2024, primarily due to higher Australian residential revenues driven by price increases, increased depth penetration and growth in national listings, the $7 million, or 3%, positive impact of foreign currency fluctuations and higher revenues from REA India. Revenues at Move decreased $2 million, or 1%, to $140 million for the three months ended September 30, 2024 from $142 million in the corresponding period of fiscal 2024, driven by the continued impact of the macroeconomic environment on the U.S. housing market. The challenging market conditions resulted in lower lead volumes, which decreased 1%, and lower transaction volumes. These factors adversely impacted revenues from both the referral model, which includes the ReadyConnect Concierge℠ product, and the core lead generation product. The decline was partially offset by revenue growth in seller, new homes and rentals, including the partnership with Zillow, and higher advertising revenues.
For the three months ended September 30, 2024, Segment EBITDA at the Digital Real Estate Services segment increased $18 million, or 15%, as compared to the corresponding period of fiscal 2024. The increase in Segment EBITDA was primarily driven by the higher contribution from REA Group, mainly due to the revenue drivers discussed above and the $3 million, or 3%, positive impact of foreign currency fluctuations, partially offset by $12 million of costs related to the withdrawn offer to acquire Rightmove and higher employee costs. The increase was partially offset by the lower contribution from Move.

Book Publishing (21% of the Company’s consolidated revenues in both the three months ended September 30, 2024 and 2023)

	For the three months ended September 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$521	$502	$19	4%
Other	25	23	2	9%
Total Revenues	546	525	21	4%
Operating expenses	(365)	(366)	1	—%
Selling, general and administrative	(100)	(94)	(6)	(6)%
Segment EBITDA	$81	$65	$16	25%
For the three months ended September 30, 2024, revenues at the Book Publishing segment increased $21 million, or 4%, as compared to the corresponding period of fiscal 2024, primarily due to higher digital book sales and improved returns in the U.S. Digital sales increased by 15% as compared to the corresponding period of fiscal 2024 driven by strong market growth for audiobooks, including the contribution from the Spotify partnership and Hillbilly Elegy by J.D. Vance, as well as growth in e-book sales. Digital sales represented approximately 25% of consumer revenues, as compared to 22% in the corresponding period of fiscal 2024. Backlist sales represented approximately 64% of consumer revenues during the three months ended September 30, 2024, as compared to 61% in the corresponding period of fiscal 2024. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $3 million, or 1%, for the three months ended September 30, 2024 as compared to the corresponding period of fiscal 2024.
For the three months ended September 30, 2024, Segment EBITDA at the Book Publishing segment increased $16 million, or 25%, as compared to the corresponding period of fiscal 2024, primarily due to the higher revenues discussed above, partially offset by higher employee costs.
Subscription Video Services (19% of the Company’s consolidated revenues in both the three months ended September 30, 2024 and 2023)

	For the three months ended September 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$425	$415	$10	2%
Advertising	65	62	3	5%
Other	11	9	2	22%
Total Revenues	501	486	15	3%
Operating expenses	(326)	(309)	(17)	(6)%
Selling, general and administrative	(83)	(84)	1	1%
Segment EBITDA	$92	$93	$(1)	(1)%
For the three months ended September 30, 2024, revenues at the Subscription Video Services segment increased $15 million, or 3%, as compared to the corresponding period of fiscal 2024. The increase was driven by higher streaming revenues of $16 million, due to increased volume and pricing at Kayo and BINGE, and the positive impact of foreign currency fluctuations, partially offset by lower residential subscription revenues resulting from fewer residential broadcast subscribers. Foxtel Group streaming subscription revenues represented approximately 34% of total segment circulation and subscription revenues for the three months ended September 30, 2024, as compared to 30% in the corresponding period of fiscal 2024. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $11 million, or 2%, for the three months ended September 30, 2024 as compared to the corresponding period of fiscal 2024.

For the three months ended September 30, 2024, Segment EBITDA decreased $1 million, or 1%, as compared to the corresponding period of fiscal 2024, driven by $11 million of costs related to the Hubbl product, higher sports programming rights costs due to contractual increases and higher production costs, partially offset by declines in other costs, including marketing and entertainment programming costs, the revenue drivers discussed above and the $2 million, or 2%, positive impact of foreign currency fluctuations.
The following tables provide information regarding certain key performance indicators for the Foxtel Group, the primary reporting unit within the Subscription Video Services segment, as of and for the three months ended September 30, 2024 and 2023 (see the Company’s 2024 Form 10-K for further detail regarding these performance indicators):

	As of September 30,
	2024	2023
	(in 000s)
Broadcast Subscribers
Residential(a)	1,185	1,310
Commercial(b)	237	233
Streaming Subscribers - Total (Paid)(c)
Kayo	1,511 (1,499)	1,411 (1,403)
BINGE	1,571 (1,552)	1,506 (1,449)
Foxtel Now	134 (131)	167 (161)

Total Subscribers - Total (Paid)(d)	4,658 (4,622)	4,646 (4,573)

	For the three months ended September 30,
	2024	2023
Broadcast ARPU(e)	A$89 (US$60)	A$85 (US$56)
Broadcast Subscriber Churn(f)	11.0%	11.4%
(a)    Subscribing households throughout Australia as of September 30, 2024 and 2023.
(b)    Commercial subscribers throughout Australia as of September 30, 2024 and 2023. Commercial subscribers are calculated as residential equivalent business units and are derived by dividing total recurring revenue from these subscribers by an estimated average Broadcast ARPU which is held constant through the year.
(c)    Total and Paid subscribers for the applicable streaming service as of September 30, 2024 and 2023. Paid subscribers excludes customers receiving service for no charge under certain new subscriber promotions.
(d)    Total subscribers consists of Foxtel Group’s broadcast and primary streaming services listed above and other streaming services.
(e)    Average monthly broadcast residential subscription revenue per user (“Broadcast ARPU”) for the three months ended September 30, 2024 and 2023.
(f)    Broadcast residential subscriber churn rate (“Broadcast Subscriber Churn”) for the three months ended September 30, 2024 and 2023. Broadcast Subscriber Churn represents the number of residential subscribers whose service is disconnected, expressed as a percentage of the average total number of residential subscribers, presented on an annual basis.

News Media (20% and 22% of the Company’s consolidated revenues in the three months ended September 30, 2024 and 2023, respectively)

	For the three months ended September 30,
	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$271	$275	$(4)	(1)%
Advertising	193	203	(10)	(5)%
Other	57	70	(13)	(19)%
Total Revenues	521	548	(27)	(5)%
Operating expenses	(286)	(314)	28	9%
Selling, general and administrative	(219)	(220)	1	—%
Segment EBITDA	$16	$14	$2	14%
Revenues at the News Media segment decreased $27 million, or 5%, for the three months ended September 30, 2024 as compared to the corresponding period of fiscal 2024. Other revenues decreased $13 million, or 19%, primarily driven by the transfer of third-party printing revenue contracts to News UK’s joint venture with DMG Media in fiscal 2024. Advertising revenues decreased $10 million, or 5%, as compared to the corresponding period of fiscal 2024, due to lower print advertising revenues, primarily at News Corp Australia, and lower digital advertising revenues at News UK, mainly due to a decline in traffic at some mastheads due to algorithm changes at certain platforms, partially offset by the $5 million, or 2%, positive impact of foreign currency fluctuations. Circulation and subscription revenues decreased $4 million, or 1%, as compared to the corresponding period of fiscal 2024, driven by print volume declines, partially offset by cover price increases and the $6 million, or 3%, positive impact of foreign currency fluctuation. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $12 million, or 2%, for the three months ended September 30, 2024 as compared to the corresponding period of fiscal 2024.
Segment EBITDA at the News Media segment increased by $2 million, or 14%, for the three months ended September 30, 2024 as compared to the corresponding period of fiscal 2024. The increase was driven by cost savings from the combination of News UK’s printing operations with those of DMG Media and other cost savings initiatives, including lower Talk costs, largely offset by the lower revenues discussed above.
News Corp Australia
Revenues were $234 million for the three months ended September 30, 2024, a decrease of $4 million, or 2%, compared to revenues of $238 million in the corresponding period of fiscal 2024. Circulation and subscription revenues decreased $4 million, or 4%, driven by print volume declines and lower content licensing revenues, partially offset by cover price increases. Advertising revenues decreased $3 million, or 3%, due to lower print advertising revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $5 million, or 2%, for the three months ended September 30, 2024 as compared to the corresponding period of fiscal 2024.
News UK
Revenues were $207 million for the three months ended September 30, 2024, a decrease of $21 million, or 9%, as compared to revenues of $228 million in the corresponding period of fiscal 2024. Other revenues decreased $14 million, or 56%, primarily driven by the transfer of third-party printing revenue contracts to its joint venture with DMG Media in fiscal 2024. Advertising revenues decreased $9 million, or 15%, driven by lower digital advertising revenues mainly due to algorithm changes at certain platforms and lower print advertising revenues. Circulation and subscription revenues increased $2 million, or 1%, due to the positive impact of foreign currency fluctuations, as cover price increases and higher content licensing revenues were more than offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $6 million, or 3%, for the three months ended September 30, 2024 as compared to the corresponding period of fiscal 2024.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of September 30, 2024, the Company’s cash and cash equivalents were $1.8 billion. The Company also has available borrowing capacity under its revolving credit facility (the “Revolving Facility”) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next twelve months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next twelve months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of September 30, 2024, the Company’s consolidated assets included $859 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, approximately $100 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.
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
Issuer Purchases of Equity Securities
The Company’s Board of Directors (the “Board of Directors”) has authorized a repurchase program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of September 30, 2024, the remaining authorized amount under the Repurchase Program was approximately $422 million.
Stock repurchases under the Repurchase Program commenced on November 9, 2021. The following table summarizes the shares repurchased and subsequently retired and the related consideration paid during the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024		2023
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	0.9	$25	1.0	$20
Class B Common Stock	0.4	13	0.4	9
Total	1.3	$38	1.4	$29

Dividends
In August 2024, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on October 9, 2024 to stockholders of record as of September 11, 2024. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—For the three months ended September 30, 2024 versus the three months ended September 30, 2023
Net cash provided by (used in) operating activities for the three months ended September 30, 2024 and 2023 was as follows (in millions):

	For the three months ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$64	$(55)
Net cash provided by (used in) operating activities improved by $119 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily due to lower working capital and higher Total Segment EBITDA, partially offset by higher tax payments.
Net cash used in investing activities for the three months ended September 30, 2024 and 2023 was as follows (in millions):

	For the three months ended September 30,
	2024	2023
Net cash used in investing activities	$(136)	$(159)
Net cash used in investing activities decreased by $23 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, driven by $29 million of lower capital expenditures, primarily at Foxtel, partially offset by the $6 million increase in cash used for acquisitions and investments.
Net cash used in financing activities for the three months ended September 30, 2024 and 2023 was as follows (in millions):

	For the three months ended September 30,
	2024	2023
Net cash used in financing activities	$(147)	$(65)
Net cash used in financing activities was $147 million for the three months ended September 30, 2024, as compared to $65 million for the three months ended September 30, 2023.
During the three months ended September 30, 2024, the Company had $185 million of borrowing repayments, $38 million of stock repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program and dividend payments of $35 million to REA Group minority stockholders. The net cash used in financing activities was partially offset by new borrowings of $153 million.

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
The Company believes free cash flow provides useful information to management and investors about the Company’s liquidity and cash flow trends.
The following table presents a reconciliation of net cash provided by (used in) operating activities to free cash flow:

	For the three months ended September 30,
	2024	2023
	(in millions)
Net cash provided by (used in) operating activities	$64	$(55)
Less: Capital expenditures	(95)	(124)
Free cash flow	(31)	(179)
Free cash flow in the three months ended September 30, 2024 was $(31) million compared to $(179) million in the corresponding period of fiscal 2024. Free cash flow improved primarily due to higher cash provided by operating activities and lower capital expenditures.
Borrowings
As of September 30, 2024, the Company, certain subsidiaries of NXE Australia Pty Limited (the “Foxtel Group” and together with such subsidiaries, the “Foxtel Debt Group”) and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $2.9 billion, including the current portion. Both the Foxtel Group and REA Group are consolidated but non wholly-owned subsidiaries of News Corp, and their indebtedness is only guaranteed by members of the Foxtel Debt Group and REA Debt Group, respectively, and is non-recourse to News Corp.
News Corporation Borrowings
As of September 30, 2024, the Company had (i) borrowings of $1,969 million, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans, and (ii) $750 million of undrawn commitments available under the Revolving Facility.
Foxtel Group Borrowings
As of September 30, 2024, the Foxtel Debt Group had (i) borrowings of approximately $777 million, including the amounts outstanding under the 2024 Foxtel Credit Facility, the 2017 Working Capital Facility and the Telstra Facility (described below), and (ii) total undrawn commitments of A$203 million available under the 2024 Foxtel Credit Facility and 2017 Working Capital Facility.

In addition to third-party indebtedness, the Foxtel Debt Group has related party indebtedness consisting of A$545 million of outstanding principal (excluding capitalized interest) of subordinated shareholder loans as of September 30, 2024. The shareholder loans bear interest at a variable rate of the Australian BBSY plus an applicable margin ranging from 6.30% to 7.75% and mature in December 2027. Amounts outstanding under the shareholder loans are permitted to be repaid if (i) no actual or potential event of default exists both before and immediately after repayment and (ii) the net debt to EBITDA ratio of the Foxtel Debt Group was on the most recent covenant calculation date, and would be immediately after the cash repayment, less than or equal to 2.25 to 1.0. In the three months ended September 30, 2024, the Foxtel Debt Group repaid A$51 million of outstanding principal of shareholder loans. Additionally, the Foxtel Debt Group has an A$170 million subordinated shareholder loan facility with Telstra which can be used to finance cable transmission costs due to Telstra. The Telstra Facility bears interest at a variable rate of the Australian BBSY plus an applicable margin of 7.75% and matures in December 2027. The Company excludes the utilization of the Telstra Facility from the Statements of Cash Flows because it is non-cash.
REA Group Borrowings
As of September 30, 2024, REA Group had (i) borrowings of approximately $138 million, consisting of amounts outstanding under the 2024 REA Credit Facility, and (ii) A$400 million of undrawn commitments available under the 2024 REA Credit Facility. During the three months ended September 30, 2024, REA Group terminated its A$83 million 2024 Subsidiary Facility and repaid the amount outstanding using capacity available under the 2024 REA Credit Facility.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at September 30, 2024.
See Note 5—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including additional information about interest rates, amortization (if any), maturities and covenants related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2024 have not changed significantly from the disclosures included in the 2024 Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
(a)Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 9—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in the 2024 Form 10-K.
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
The following table details the Company’s monthly share repurchases during the three months ended September 30, 2024:

	Total Number of Shares Purchased(a)		Average Price Paid Per Share(b)		Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	Class A	Class B	Class A	Class B
	(in millions, except per share amounts)
July 1, 2024 - July 28, 2024	0.3	0.1	$27.71	$28.56	0.4	$449
July 29, 2024 - September 1, 2024	0.3	0.2	$27.36	$28.37	0.5	$434
September 2, 2024 - September 29, 2024	0.3	0.1	$26.50	$27.73	0.4	$422
Total	0.9	0.4	$27.19	$28.22	1.3
(a)     The Company has not made any repurchases of Common Stock other than in connection with the publicly announced stock repurchase program described above.
(b)     Amounts exclude taxes, fees, commissions or other costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
Trading Plans
None.

ITEM 6. EXHIBITS

10.1	Amended and Restated Employment Agreement, dated February 13, 2024, between News Corporation and David Kline.*

10.2	Amended and Restated Employment Agreement, dated February 14, 2024, between News Corporation and Ruth Allen.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023 (unaudited); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2024 and 2023 (unaudited); (iii) Consolidated Balance Sheets as of September 30, 2024 (unaudited) and June 30, 2024 (audited); (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Susan Panuccio
Susan Panuccio Chief Financial Officer

Date: November 8, 2024