Form 10-Q
period 2024-12-31
NEWS CORP
filed 2025-02-06
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 31, 2025, 378,055,086 shares of Class A Common Stock and 189,340,853 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended December 31,		For the six months ended December 31,
	Notes	2024	2023	2024	2023
Revenues:
Circulation and subscription		$745	$725	$1,488	$1,449
Advertising		385	391	706	723
Consumer		572	527	1,093	1,029
Real estate		377	327	734	638
Other		159	165	313	327
Total Revenues	3	2,238	2,135	4,334	4,166
Operating expenses		(963)	(970)	(1,915)	(1,948)
Selling, general and administrative		(797)	(765)	(1,616)	(1,544)
Depreciation and amortization		(113)	(110)	(225)	(211)
Impairment and restructuring charges	4	(16)	(12)	(38)	(49)
Equity losses of affiliates	5	(8)	(1)	(11)	(3)
Interest expense, net		(3)	(7)	(3)	(15)
Other, net	13	92	21	114	(17)
Income before income tax expense from continuing operations		430	291	640	379
Income tax expense from continuing operations	11	(124)	(97)	(185)	(131)
Net income from continuing operations		306	194	455	248
Net loss from discontinued operations, net of tax	2	(23)	(11)	(28)	(7)
Net income		283	183	427	241
Net income attributable to noncontrolling interests from continuing operations		(78)	(34)	(109)	(64)
Net loss attributable to noncontrolling interests from discontinued operations		10	7	16	9
Net income attributable to News Corporation stockholders		$215	$156	$334	$186

Net income (loss) attributable to News Corporation stockholders per share:	9
Basic
Continuing operations		$0.40	$0.28	$0.61	$0.33
Discontinued operations		$(0.02)	$(0.01)	$(0.02)	$—
		$0.38	$0.27	$0.59	$0.33
Diluted
Continuing operations		$0.40	$0.28	$0.61	$0.32
Discontinued operations		$(0.02)	$(0.01)	$(0.02)	$—
		$0.38	$0.27	$0.59	$0.32
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; millions)

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
Net income	$283	$183	$427	$241
Other comprehensive (loss) income:
Foreign currency translation adjustments	(418)	215	(248)	70
Net change in the fair value of cash flow hedges(a)	10	(17)	(6)	(18)
Benefit plan adjustments, net(b)	10	(2)	7	13
Other comprehensive (loss) income	(398)	196	(247)	65
Comprehensive (loss) income	(115)	379	180	306
Net income attributable to noncontrolling interests	(68)	(27)	(93)	(55)
Other comprehensive loss (income) attributable to noncontrolling interests(c)	105	(49)	74	(18)
Comprehensive (loss) income attributable to News Corporation stockholders	$(78)	$303	$161	$233
(a)    Net of income tax expense (benefit) of $4 million and $(6) million for the three months ended December 31, 2024 and 2023, respectively, and $(2) million and $(7) million for the six months ended December 31, 2024 and 2023, respectively.
(b)    Net of income tax expense (benefit) of $3 million and $(1) million for the three months ended December 31, 2024 and 2023, respectively, and $2 million and $4 million for the six months ended December 31, 2024 and 2023, respectively.
(c)    Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; millions, except share and per share amounts)

	Notes	As of December 31, 2024	As of June 30, 2024
Assets:
Current assets:
Cash and cash equivalents		$1,751	$1,872
Receivables, net	13	1,655	1,420
Inventory, net		296	266
Other current assets		554	474
Current assets held for sale	2	2,196	340
Total current assets		6,452	4,372
Non-current assets:
Investments	5	365	429
Property, plant and equipment, net		1,241	1,272
Operating lease right-of-use assets		769	805
Intangible assets, net		1,893	1,948
Goodwill		4,265	4,336
Deferred income tax assets, net	11	241	332
Other non-current assets	13	935	957
Non-current assets held for sale	2	—	2,233
Total assets		$16,161	$16,684
Liabilities and Equity:
Current liabilities:
Accounts payable		$365	$254
Accrued expenses		832	986
Deferred revenue	3	431	483
Current borrowings	6	19	9
Other current liabilities	13	759	772
Current liabilities held for sale	2	1,324	551
Total current liabilities		3,730	3,055
Non-current liabilities:
Borrowings	6	1,948	2,093
Retirement benefit obligations		126	125
Deferred income tax liabilities, net	11	14	21
Operating lease liabilities		872	912
Other non-current liabilities		446	472
Non-current liabilities held for sale	2	—	995
Commitments and contingencies	10
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,141	11,254
Accumulated deficit		(1,574)	(1,889)
Accumulated other comprehensive loss		(1,424)	(1,251)
Total News Corporation stockholders’ equity		8,149	8,120
Noncontrolling interests		876	891
Total equity	7	9,025	9,011
Total liabilities and equity		$16,161	$16,684
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 378,380,369 and 378,670,671 shares issued and outstanding, net of 27,368,413 treasury shares at par, at December 31, 2024 and June 30, 2024, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 189,503,773 and 190,423,250 shares issued and outstanding, net of 78,430,424 treasury shares at par, at December 31, 2024 and June 30, 2024, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the six months ended December 31,
	Notes	2024	2023
Operating activities:
Net income		$427	$241
Net loss from discontinued operations, net of tax		28	7
Net income from continuing operations		$455	$248
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization		225	211
Operating lease expense		37	36
Equity losses of affiliates	5	11	3
Impairment charges	4	—	24
Deferred income taxes	11	80	60
Other, net	13	(112)	20
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(247)	(79)
Inventories, net		(31)	23
Accounts payable and other liabilities		(140)	(295)
Net cash provided by operating activities from continuing operations		278	251
Investing activities:
Capital expenditures		(157)	(154)
Acquisitions, net of cash acquired		(13)	(20)
Purchases of investments in equity affiliates and other		(107)	(52)
Proceeds from sales of investments in equity affiliates and other		234	30
Other, net		(13)	—
Net cash used in investing activities from continuing operations		(56)	(196)
Financing activities:
Borrowings	6	61	273
Repayment of borrowings	6	(196)	(268)
Repurchase of shares	7	(78)	(56)
Dividends paid		(92)	(85)
Other, net		(37)	(39)
Net cash used in financing activities from continuing operations		(342)	(175)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations		90	53
Net cash used in investing activities from discontinued operations		(43)	(82)
Net cash (used in) provided by financing activities from discontinued operations		(11)	31
Net cash provided by discontinued operations		36	2

Net change in cash, cash equivalents, and restricted cash		(84)	(118)
Cash, cash equivalents and restricted cash, beginning of year		1,960	1,833
Effect of exchange rate changes on cash, cash equivalents and restricted cash		(30)	9
Cash, cash equivalents and restricted cash, end of period		1,846	1,724
Less: Cash and cash equivalents at end of period of discontinued operations		(58)	(17)
Less: Restricted cash included in Other current assets(a)		(37)	—
Cash and cash equivalents		$1,751	$1,707
(a)    Represents restricted cash in escrow to fund an acquisition at the Book Publishing segment which closed in the third quarter of fiscal 2025.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: information services and news, digital real estate services and book publishing.
During the second quarter of fiscal 2025, the assets and liabilities of the Foxtel Group (“Foxtel”) were classified as held for sale and the results of operations and cash flows have been classified as discontinued operations for all periods presented. Furthermore, upon reclassification of Foxtel’s results, the Subscription Video Services segment ceased to be a reportable segment and the residual results of the segment were aggregated into the News Media segment. Unless indicated otherwise, the information in the notes to the unaudited Consolidated Financial Statements relates to the Company’s continuing operations. See Note 2—Discontinued Operations.
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
Intercompany transactions and balances have been eliminated, with the exception of those pertaining to Foxtel that are expected to continue after the sale. Equity investments in which the Company exercises significant influence but does not exercise control and is not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee are measured at fair value, if the fair value is readily determinable. If an investment’s fair value is not readily determinable, the Company will measure the investment at cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
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
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2025 and fiscal 2024 include 52 weeks. All references to the three and six months ended December 31, 2024 and 2023 relate to the three and six months ended December 29, 2024 and December 31, 2023, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of December 31.
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
NOTE 2. DISCONTINUED OPERATIONS
Foxtel
During the second quarter of fiscal 2025, the Company entered into a definitive agreement to sell Foxtel to DAZN Group Limited (“DAZN”), a global sports streaming platform. Under the terms of the agreement, amounts outstanding under Foxtel’s shareholder loans with News Corp (A$574 million of outstanding principal, including capitalized interest, as of December 31, 2024) will be repaid in full in cash at closing. Foxtel’s third-party borrowings will transfer with the business, and News Corp will receive a minority equity interest in DAZN of approximately 6% and hold one seat on its Board of Directors. Telstra Group Ltd will also sell its minority interest in Foxtel. The transaction is expected to close in the second half of fiscal 2025, subject to regulatory approvals and other customary closing conditions.
As a result of the progression of the sale process and the discontinuation of further significant business activities in the Subscription Video Services segment, the assets and liabilities of Foxtel were classified as held for sale and the results of operations and cash flows have been classified as discontinued operations for all periods presented in accordance with ASC 205-20, Discontinued Operations (“ASC 205-20”), as the disposition reflects a strategic shift that has, and will have, a major effect on the Company’s operations and financial results. Upon reclassification of Foxtel’s results, the Company determined that the Subscription Video Services segment was no longer a reportable segment and the residual results of the segment were aggregated into the News Media segment. News Media segment results have been recast to reflect this change for all periods presented. See Note 12—Segment Information.
In all periods presented, transactions between Foxtel and the continuing operations of the Company that are not expected to continue after the sale are eliminated, whereas those expected to continue are no longer eliminated.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the assets and liabilities of Foxtel classified to held for sale:

	As of December 31, 2024	As of June 30, 2024
Assets held for sale:
Current assets:
Cash and cash equivalents	$58	$88
Receivables, net	75	83
Inventory, net	5	30
Other current assets	114	139
Total current assets(a)	252	340
Non-current assets:
Investments	1	1
Property, plant and equipment, net	516	642
Operating lease right-of-use assets	132	153
Intangible assets, net	322	374
Goodwill	793	850
Other non-current assets	180	213
Total non-current assets(a)	1,944	2,233
Total assets held for sale	$2,196	$2,573

Liabilities held for sale:
Current liabilities:
Accounts payable	$20	$60
Accrued expenses	188	245
Deferred revenue	60	68
Current borrowings	32	45
Other current liabilities	107	133
Total current liabilities(a)	407	551
Non-current liabilities:
Borrowings	712	762
Deferred income tax liabilities, net	83	98
Operating lease liabilities	97	115
Other non-current liabilities(a)	25	20
Total non-current liabilities	$917	$995
Total liabilities held for sale	$1,324	$1,546
(a)The assets and liabilities held for sale are classified as current on the December 31, 2024 balance sheet as the transaction is expected to close within one year of that balance sheet date.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the results of operations from the discontinued operations of Foxtel for the three and six months ended December 31, 2024 and 2023:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
Total Revenues	$462	$466	$961	$950
Operating expenses	(314)	(321)	(638)	(629)
Selling, general and administrative	(83)	(72)	(168)	(158)
Depreciation and amortization	(79)	(69)	(156)	(139)
Impairment and restructuring charges	(1)	(1)	(2)	(2)
Interest expense, net	(17)	(18)	(35)	(33)
Other, net	(1)	1	—	4
Loss before income tax benefit	(33)	(14)	(38)	(7)
Income tax benefit	10	3	10	—
Net loss	(23)	(11)	(28)	(7)
Net loss attributable to noncontrolling interests	10	7	16	9
Net (loss) income attributable to News Corporation stockholders	(13)	(4)	(12)	2
NOTE 3. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three and six months ended December 31, 2024 and 2023:

	For the three months ended December 31, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$461	$2	$—	$282	$—	$745
Advertising	121	35	—	229	—	385
Consumer	—	—	572	—	—	572
Real estate	—	377	—	—	—	377
Other	18	59	23	59	—	159
Total Revenues	$600	$473	$595	$570	$—	$2,238

	For the three months ended December 31, 2023
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$441	$2	$—	$282	$—	$725
Advertising	126	32	—	233	—	391
Consumer	—	—	527	—	—	527
Real estate	—	327	—	—	—	327
Other	17	58	23	67	—	165
Total Revenues	$584	$419	$550	$582	$—	$2,135

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$920	$4	$—	$564	$—	$1,488
Advertising	206	73	—	427	—	706
Consumer	—	—	1,093	—	—	1,093
Real estate	—	734	—	—	—	734
Other	26	119	48	120	—	313
Total Revenues	$1,152	$930	$1,141	$1,111	$—	$4,334

	For the six months ended December 31, 2023
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$877	$5	$—	$567	$—	$1,449
Advertising	217	67	—	439	—	723
Consumer	—	—	1,029	—	—	1,029
Real estate	—	638	—	—	—	638
Other	27	112	46	142	—	327
Total Revenues	$1,121	$822	$1,075	$1,148	$—	$4,166
Contract Liabilities and Assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and six months ended December 31, 2024 and 2023:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$488	$556	$483	$554
Deferral of revenue	810	637	1,597	1,396
Recognition of deferred revenue(a)	(855)	(754)	(1,645)	(1,507)
Other	(12)	7	(4)	3
Balance, end of period	$431	$446	$431	$446
(a)For the three and six months ended December 31, 2024, the Company recognized $205 million and $378 million, respectively, of revenue which was included in the opening deferred revenue balance. For the three and six months ended December 31, 2023, the Company recognized $266 million and $435 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of December 31, 2024 and 2023.

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
For the three and six months ended December 31, 2024, the Company recognized approximately $110 million and $222 million, respectively, in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of December 31, 2024 was approximately $1,258 million, of which approximately $256 million is expected to be recognized over the remainder of fiscal 2025, $378 million is expected to be recognized in fiscal 2026 and $254 million is expected to be recognized in fiscal 2027, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606, Revenue from Contracts with Customers.
NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES
Restructuring
During the three and six months ended December 31, 2024, the Company recorded restructuring charges of $16 million and $38 million, respectively. During the three and six months ended December 31, 2023, the Company recorded restructuring charges of $9 million and $25 million, respectively. The restructuring charges recorded in fiscal 2025 and 2024 primarily related to employee termination benefits.
Fiscal 2024 Impairment
During the three and six months ended December 31, 2023, the Company recognized non-cash impairment charges of $1 million and $22 million, respectively, at the News Media segment related to the write-down of fixed assets associated with the combination of News UK’s printing operations with those of DMG Media.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in restructuring program liabilities were as follows:

	For the three months ended December 31,
	2024			2023
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$24	$33	$57	$28	$40	$68
Additions	15	1	16	9	—	9
Payments	(20)	(2)	(22)	(15)	(2)	(17)
Other	(1)	(1)	(2)	—	—	—
Balance, end of period	$18	$31	$49	$22	$38	$60

	For the six months ended December 31,
	2024			2023
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$25	$34	$59	$48	$41	$89
Additions	36	2	38	25	—	25
Payments	(42)	(4)	(46)	(51)	(3)	(54)
Other	(1)	(1)	(2)	—	—	—
Balance, end of period	$18	$31	$49	$22	$38	$60
As of December 31, 2024, restructuring liabilities of approximately $24 million were included in the Balance Sheet in Other current liabilities and $25 million were included in Other non-current liabilities.
NOTE 5. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of December 31, 2024	As of December 31, 2024	As of June 30, 2024
		(in millions)
Equity method investments(a)	various	$82	$215
Equity and other securities(b)	various	283	214
Total Investments		$365	$429
(a)Equity method investments are primarily comprised of News UK’s joint venture with DMG Media. In December 2024, REA Group’s interest in PropertyGuru was acquired by a third party. A gain of approximately $87 million was recognized on the sale and recorded in Other, net. See Note 13—Additional Financial Information.
(b)Equity and other securities are primarily comprised of certain investments in China, Nexxen International, Ltd., REA Group’s investment in Athena Home Loans and RipJar Ltd., an artificial intelligence-focused data analytics company.

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

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)		(in millions)
Total gains (losses) recognized on equity securities	$18	$13	$28	$(10)
Less: Net gains (losses) recognized on equity securities sold	—	—	—	—
Unrealized gains (losses) recognized on equity securities held at end of period	$18	$13	$28	$(10)
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $8 million and $11 million for the three and six months ended December 31, 2024, respectively, and $1 million and $3 million for the corresponding periods of fiscal 2024, respectively.
NOTE 6. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at December 31, 2024	Maturity at December 31, 2024	As of December 31, 2024	As of June 30, 2024
			(in millions)
News Corporation
2022 Term loan A(a)	6.204%	Mar 31, 2027	$481	$484
2022 Senior notes	5.125%	Feb 15, 2032	494	493
2021 Senior notes	3.875%	May 15, 2029	992	991
REA Group(b)
2024 REA credit facility — tranche 1(c)	5.93%	Sep 15, 2028	—	—
2024 REA credit facility — tranche 2(d)	N/A	N/A	—	79
2024 Subsidiary facility(e)	N/A	N/A	—	55
Total borrowings			1,967	2,102
Less: current portion(f)			(19)	(9)
Long-term borrowings			$1,948	$2,093
(a)The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. For the three months ended December 31, 2024, the Company was paying interest at an effective interest rate of 3.521%. See Note 8—Financial Instruments and Fair Value Measurements.
(b)These borrowings were incurred by REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”), consolidated but non wholly-owned subsidiaries of News Corp, and are only guaranteed by the REA Debt Group and are non-recourse to News Corp.
(c)As of December 31, 2024, REA Group had total undrawn commitments of A$400 million available under this facility.
(d)This facility was terminated by REA Group during the six months ended December 31, 2024, with the amount outstanding repaid using proceeds from the sale of REA Group’s interest in PropertyGuru. See Note 5—Investments.
(e)This facility was terminated by REA Group during the six months ended December 31, 2024, with the amount outstanding repaid using capacity available under the 2024 REA Credit Facility.
(f)The current portion of long term debt as of December 31, 2024 and June 30, 2024 relates to required principal repayments on the 2022 Term Loan A.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed in the Company’s 2024 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at December 31, 2024.
NOTE 7. EQUITY
The following tables summarize changes in equity for the three and six months ended December 31, 2024 and 2023:

	For the three months ended December 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, September 30, 2024	379	$4	190	$2	$11,157	$(1,779)	$(1,131)	$8,253	$913	$9,166
Net income	—	—	—	—	—	215	—	215	68	283
Other comprehensive loss	—	—	—	—	—	—	(293)	(293)	(105)	(398)
Dividends	—	—	—	—	—	—	—	—	—	—
Share repurchases	(1)	—	(1)	—	(30)	(10)	—	(40)	—	(40)
Other	—	—	—	—	14	—	—	14	—	14
Balance, December 31, 2024	378	$4	189	$2	$11,141	$(1,574)	$(1,424)	$8,149	$876	$9,025

	For the three months ended December 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, September 30, 2023	381	$4	192	$2	$11,347	$(2,114)	$(1,347)	$7,892	$844	$8,736
Net income	—	—	—	—	—	156	—	156	27	183
Other comprehensive income	—	—	—	—	—	—	147	147	49	196
Dividends	—	—	—	—	—	—	—	—	—	—
Share repurchases	(1)	—	(1)	—	(26)	—	—	(26)	—	(26)
Other	—	—	—	—	13	—	—	13	—	13
Balance, December 31, 2023	380	$4	191	$2	$11,334	$(1,958)	$(1,200)	$8,182	$920	$9,102

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2024	379	$4	190	$2	$11,254	$(1,889)	$(1,251)	$8,120	$891	$9,011
Net income	—	—	—	—	—	334	—	334	93	427
Other comprehensive loss	—	—	—	—	—	—	(173)	(173)	(74)	(247)
Dividends	—	—	—	—	(57)	—	—	(57)	(35)	(92)
Share repurchases	(2)	—	(1)	—	(59)	(19)	—	(78)	—	(78)
Other	1	—	—	—	3	—	—	3	1	4
Balance, December 31, 2024	378	$4	189	$2	$11,141	$(1,574)	$(1,424)	$8,149	$876	$9,025

	For the six months ended December 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2023	380	$4	192	$2	$11,449	$(2,144)	$(1,247)	$8,064	$881	$8,945
Net income	—	—	—	—	—	186	—	186	55	241
Other comprehensive income	—	—	—	—	—	—	47	47	18	65
Dividends	—	—	—	—	(57)	—	—	(57)	(28)	(85)
Share repurchases	(2)	—	(1)	—	(55)	—	—	(55)	—	(55)
Other	2	—	—	—	(3)	—	—	(3)	(6)	(9)
Balance, December 31, 2023	380	$4	191	$2	$11,334	$(1,958)	$(1,200)	$8,182	$920	$9,102
Stock Repurchases
The Company’s Board of Directors (the “Board of Directors”) has authorized a repurchase program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of December 31, 2024, the remaining authorized amount under the Repurchase Program was approximately $382 million.
Stock repurchases under the Repurchase Program commenced on November 9, 2021. The following table summarizes the shares repurchased and subsequently retired and the related consideration paid during the three months ended December 31, 2024 and 2023:

	For the three months ended December 31,
	2024		2023
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	1.0	$26	0.8	$18
Class B Common Stock	0.5	14	0.4	8
Total	1.5	$40	1.2	$26

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31,
	2024		2023
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	1.9	$51	1.8	$38
Class B Common Stock	0.9	27	0.8	17
Total	2.8	$78	2.6	$55
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
Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period.
The following table summarizes those assets and liabilities, as applicable, measured at fair value on a recurring basis:

	As of December 31, 2024				As of June 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives - cash flow hedges	$—	$21	$—	$21	$—	$28	$—	$28
Equity and other securities	75	45	163	283	53	39	122	214
Total assets	$75	$66	$163	$304	$53	$67	$122	$242
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
A rollforward of the Company’s equity and other securities classified as Level 3 is as follows:

	For the six months ended December 31,
	2024	2023
	(in millions)
Balance - beginning of period	$122	$130
Additions(a)	41	3
Returns of capital	(5)	(4)
Measurement adjustments	3	—
Foreign exchange and other	2	2
Balance - end of period	$163	$131
(a)The additions for the six months ended December 31, 2024 primarily relate to REA Group’s investment in Athena Home Loans.
Derivative Instruments
The Company is directly and indirectly affected by risks associated with changes in certain market conditions. When deemed appropriate, the Company uses derivative instruments to mitigate the potential impact of these market risks. The primary market risk managed by the Company through the use of derivative instruments relates to interest rate risk arising from floating rate News Corporation borrowings.
The Company formally designates qualifying derivatives as hedge relationships and applies hedge accounting when considered appropriate. The Company does not use derivative financial instruments for trading or speculative purposes.
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Classification	As of December 31, 2024	As of June 30, 2024
		(in millions)
Interest rate derivatives - cash flow hedges	Other current assets	$8	$14
Interest rate derivatives - cash flow hedges	Other non-current assets	13	14
Cash flow hedges
The Company utilizes interest rate derivatives to mitigate interest rate risk in relation to future interest payments.
The total notional value of interest rate swap derivatives designated for hedging was approximately $481 million as of December 31, 2024 for News Corporation borrowings. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to March 2027. As of December 31, 2024, the Company estimates that approximately $10 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three and six months ended December 31, 2024 and 2023 for derivatives designated as cash flow hedges:

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Gains (losses) recognized in Accumulated other comprehensive loss for the three and six months ended December 31, 2024 and 2023, by derivative instrument:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Interest rate derivatives - cash flow hedges	$10	$(9)	$—	$(2)
(Gains) losses reclassified from Accumulated other comprehensive loss into the Statements of Operations for the three and six months ended December 31, 2024 and 2023, by derivative instrument:

	Income Statement Classification	For the three months ended December 31,		For the six months ended December 31,
		2024	2023	2024	2023
		(in millions)
Interest rate derivatives - cash flow hedges	Interest expense, net	$(3)	$(4)	$(7)	$(8)
Other Fair Value Measurements
As of December 31, 2024, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes and the 2021 Senior Notes are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share under ASC 260, Earnings per Share:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Net income from continuing operations	$306	$194	$455	$248
Net loss from discontinued operations, net of tax	(23)	(11)	(28)	(7)
Net income	283	183	427	241
Net income from continuing operations attributable to noncontrolling interests	(78)	(34)	(109)	(64)
Net loss attributable to noncontrolling interests from discontinued operations	10	7	16	9
Net income attributable to News Corporation stockholders	$215	$156	$334	$186

Weighted-average number of shares of common stock outstanding - basic	568.5	571.9	568.8	572.1
Dilutive effect of equity awards	1.6	1.6	1.9	1.7
Weighted-average number of shares of common stock outstanding - diluted	570.1	573.5	570.7	573.8

Net income (loss) attributable to News Corporation stockholders per share:
Basic
Continuing operations	$0.40	$0.28	$0.61	$0.33
Discontinued operations	$(0.02)	$(0.01)	$(0.02)	$—
	$0.38	$0.27	$0.59	$0.33
Diluted
Continuing operations	$0.40	$0.28	$0.61	$0.32
Discontinued operations	$(0.02)	$(0.01)	$(0.02)	$—
	$0.38	$0.27	$0.59	$0.32
NOTE 10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. Upon closing of the Company’s sale of Foxtel, certain commitments will no longer be the obligation of the Company. These primarily relate to sports and other programming rights, Foxtel borrowings and certain lease obligations. The Company’s commitments as of December 31, 2024 have not otherwise changed significantly from the disclosures included in the 2024 Form 10-K.
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

Dow Jones
Beginning in August 2024, a number of purported class action complaints have been filed in the U.S. District Court for the Northern District of Illinois against certain pipe converters, distributors and the Company’s subsidiary, Oil Price Information Service, LLC (“OPIS”), alleging violations of federal and state antitrust laws. The complaints seek treble damages, injunctive relief and attorneys’ fees and costs. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, OPIS intends to defend itself vigorously.
In addition, in January 2025, OPIS received a grand jury subpoena issued by the U.S. District Court for the Northern District of California, from the U.S. Department of Justice Antitrust Division. The subpoena calls for production of documents related to the pricing of PVC pipe and the publication of the PVC and Pipe Weekly Report. OPIS is responding to the subpoena and intends to comply with its obligations under the subpoena.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $4 million and $2 million for the three months ended December 31, 2024 and 2023, respectively, and $6 million and $5 million for the six months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $55 million. The amount to be indemnified by FOX of approximately $64 million was recorded as a receivable in Other current assets on the Balance Sheet as of December 31, 2024. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended December 31, 2024, the Company recorded income tax expense of $124 million on pre-tax income from continuing operations of $430 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses offset by lower taxes on the disposition of REA Group’s interest in PropertyGuru.
For the six months ended December 31, 2024, the Company recorded income tax expense of $185 million on pre-tax income from continuing operations of $640 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses offset by lower taxes on the disposition of REA Group’s interest in PropertyGuru.
For the three months ended December 31, 2023, the Company recorded income tax expense of $97 million on pre-tax income from continuing operations of $291 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, and by valuation allowances recorded against tax benefits in certain businesses.
For the six months ended December 31, 2023, the Company recorded income tax expense of $131 million on pre-tax income from continuing operations of $379 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
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
The OECD’s recommendations call for a global minimum effective tax rate of 15% for multinational groups with annual global revenue exceeding 750 million Euros. In December 2022, European Union (“EU”) member states agreed to adopt the OECD’s minimum tax rules which began going into effect in tax years beginning on or after January 1, 2024. The majority of the EU countries and the U.K. enacted minimum tax legislation in 2023. Australia enacted minimum tax legislation in December 2024. Several other countries have proposed changes to their tax law to implement the OECD’s minimum tax proposal. Global minimum tax legislation will generally be effective for the Company’s financial year beginning on July 1, 2024. The Company has assessed the potential impact of global minimum tax proposals in the jurisdictions where it operates, including available transitional safe harbor relief which provides more simplified measures, on its consolidated financial statements and related disclosures. Based on its assessment, these rules are not expected to have a material impact on the Company’s results of operations. However, the application of the rules continues to evolve, and its outcome may alter aspects of how the Company’s tax obligations are determined in countries in which it does business. The Company continues to evaluate the potential impact of these rules.
The Company paid gross income taxes of $108 million and $74 million during the six months ended December 31, 2024 and 2023, respectively, and received tax refunds of $1 million and $9 million, respectively.
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
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes The Australian, The Daily Telegraph, Herald Sun, The Courier Mail, The Advertiser and the news.com.au website in Australia, The Times, The Sunday Times, The Sun, The Sun on Sunday and thesun.co.uk in the U.K. and the-sun.com in the U.S. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., Talk in the U.K., Australian News Channel, which operates the Sky News Australia network, Australia’s 24-hour multi-channel, multi-platform news service, and Storyful, a social media content agency.
•Other—The Other segment consists primarily of general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters.
Segment EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of, and allocate resources within, the Company’s businesses. Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity losses of affiliates, interest (expense) income, net, other, net, income tax (expense) benefit and net income (loss) from discontinued operations, net of tax. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA. Segment EBITDA provides management, investors and equity analysts with a measure to analyze the operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Revenues:
Dow Jones	$600	$584	$1,152	$1,121
Digital Real Estate Services	473	419	930	822
Book Publishing	595	550	1,141	1,075
News Media	570	582	1,111	1,148
Other	—	—	—	—
Total Revenues	$2,238	$2,135	$4,334	$4,166
Segment EBITDA:
Dow Jones	$174	$163	$305	$287
Digital Real Estate Services	185	147	325	269
Book Publishing	101	85	182	150
News Media	74	57	92	74
Other	(56)	(52)	(101)	(106)
Depreciation and amortization	(113)	(110)	(225)	(211)
Impairment and restructuring charges	(16)	(12)	(38)	(49)
Equity losses of affiliates	(8)	(1)	(11)	(3)
Interest expense, net	(3)	(7)	(3)	(15)
Other, net	92	21	114	(17)
Income before income tax expense from continuing operations	430	291	640	379
Income tax expense from continuing operations	(124)	(97)	(185)	(131)
Net income from continuing operations	306	194	455	248
Net loss from discontinued operations, net of tax	(23)	(11)	(28)	(7)
Net income	$283	$183	$427	$241

	As of December 31, 2024	As of June 30, 2024
	(in millions)
Total assets:
Dow Jones	$4,140	$4,139
Digital Real Estate Services	2,979	3,020
Book Publishing	2,828	2,647
News Media	1,956	2,018
Other(a)	1,697	1,858
Investments	365	429
Assets held for sale(b)	2,196	2,573
Total assets	$16,161	$16,684
(a)The Other segment primarily includes Cash and cash equivalents.
(b)See Note 2—Discontinued Operations.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2024	As of June 30, 2024
	(in millions)
Goodwill and intangible assets, net:
Dow Jones	$3,238	$3,248
Digital Real Estate Services	1,753	1,828
Book Publishing	881	914
News Media	286	294
Total Goodwill and intangible assets, net	$6,158	$6,284
NOTE 13. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of December 31, 2024	As of June 30, 2024
	(in millions)
Receivables	$1,713	$1,478
Less: allowances	(58)	(58)
Receivables, net	$1,655	$1,420
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of December 31, 2024	As of June 30, 2024
	(in millions)
Royalty advances to authors	$361	$375
Non-current receivables	291	300
Retirement benefit assets	152	147
Other	131	135
Total Other non-current assets	$935	$957
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of December 31, 2024	As of June 30, 2024
	(in millions)
Royalties and commissions payable	$241	$215
Allowance for sales returns	152	141
Current operating lease liabilities	84	89
Other	282	327
Total Other current liabilities	$759	$772

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other, net
The following table sets forth the components of Other, net:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
	(in millions)
Remeasurement of equity securities	$18	$13	$28	$(10)
Gain on sale of investment in PropertyGuru	87	—	87	—
Other	(13)	8	(1)	(7)
Total Other, net	$92	$21	$114	$(17)
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for interest and taxes:

	For the six months ended December 31,
	2024	2023
	(in millions)
Cash paid for interest	$41	$21
Cash paid for taxes	$108	$74

NOTE 14. SUBSEQUENT EVENTS
Dividend declaration
In February 2025, the Company’s Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend is payable on April 9, 2025 to stockholders of record as of March 12, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe,” “should” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s business, financial condition or results of operations, the Company’s strategy and strategic initiatives, including the sale of the Foxtel Group and other potential acquisitions, investments and dispositions, the Company’s cost savings initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A. in News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2024 (the “2024 Form 10-K”), and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation and related notes set forth in the 2024 Form 10-K.
INTRODUCTION
News Corporation (together with its subsidiaries, “News Corporation,” “News Corp,” the “Company,” “we” or “us”) is a global diversified media and information services company comprised of businesses across a range of media, including: information services and news, digital real estate services and book publishing.
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
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2024 and 2023. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2024 and 2023, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of December 31, 2024.

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
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes The Australian, The Daily Telegraph, Herald Sun, The Courier Mail, The Advertiser and the news.com.au website in Australia, The Times, The Sunday Times, The Sun, The Sun on Sunday and thesun.co.uk in the U.K. and the-sun.com in the U.S. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., Talk in the U.K., Australian News Channel, which operates the Sky News Australia network, Australia’s 24-hour multi-channel, multi-platform news service, and Storyful, a social media content agency.
•Other—The Other segment consists primarily of general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters (as defined in Note 10—Commitments and Contingencies to the Consolidated Financial Statements).

Other Business Developments
During the second quarter of fiscal 2025, the Company entered into a definitive agreement to sell the Foxtel Group (“Foxtel”) to DAZN Group Limited (“DAZN”), a global sports streaming platform. Under the terms of the agreement, amounts outstanding under Foxtel’s shareholder loans with News Corp (A$574 million of outstanding principal, including capitalized interest, as of December 31, 2024) will be repaid in full in cash at closing. Foxtel’s third-party borrowings will transfer with the business, and News Corp will receive a minority equity interest in DAZN of approximately 6% and hold one seat on its Board of Directors. Telstra Group Ltd will also sell its minority interest in Foxtel. The transaction is expected to close in the second half of fiscal 2025, subject to regulatory approvals and other customary closing conditions. Divestitures involve significant risks and uncertainties that could adversely affect the Company’s business, results of operations and financial condition, including those discussed in the risk factor titled “The Company Has Made and May Continue to Make Strategic Acquisitions, Investments and Divestitures That Introduce Significant Risks and Uncertainties” in the 2024 Form 10-K.
As a result of the progression of the sale process and the discontinuation of further significant business activities in the Subscription Video Services segment, the assets and liabilities of Foxtel were classified as held for sale and the results of operations and cash flows have been classified as discontinued operations for all periods presented as the disposition reflects a strategic shift that has, and will have, a major effect on the Company’s operations and financial results. Furthermore, upon reclassification of Foxtel’s results, the Subscription Video Services segment ceased to be a reportable segment and the residual results of the segment were aggregated into the News Media segment. News Media segment results have been recast to reflect this change for all periods presented. See Note 2—Discontinued Operations in the accompanying Consolidated Financial Statements.

RESULTS OF OPERATIONS
Results of Operations—For the three and six months ended December 31, 2024 versus the three and six months ended December 31, 2023
The following table sets forth the Company’s operating results for the three and six months ended December 31, 2024 as compared to the three and six months ended December 31, 2023:

	For the three months ended December 31,				For the six months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$745	$725	$20	3%	$1,488	$1,449	$39	3%
Advertising	385	391	(6)	(2)%	706	723	(17)	(2)%
Consumer	572	527	45	9%	1,093	1,029	64	6%
Real estate	377	327	50	15%	734	638	96	15%
Other	159	165	(6)	(4)%	313	327	(14)	(4)%
Total Revenues	2,238	2,135	103	5%	4,334	4,166	168	4%
Operating expenses	(963)	(970)	7	1%	(1,915)	(1,948)	33	2%
Selling, general and administrative	(797)	(765)	(32)	(4)%	(1,616)	(1,544)	(72)	(5)%
Depreciation and amortization	(113)	(110)	(3)	(3)%	(225)	(211)	(14)	(7)%
Impairment and restructuring charges	(16)	(12)	(4)	(33)%	(38)	(49)	11	22%
Equity losses of affiliates	(8)	(1)	(7)	(700)%	(11)	(3)	(8)	(267)%
Interest expense, net	(3)	(7)	4	57%	(3)	(15)	12	80%
Other, net	92	21	71	338%	114	(17)	131	**
Income before income tax expense from continuing operations	430	291	139	48%	640	379	261	69%
Income tax expense from continuing operations	(124)	(97)	(27)	(28)%	(185)	(131)	(54)	(41)%
Net income from continuing operations	306	194	112	58%	455	248	207	83%
Net loss from discontinued operations, net of tax	(23)	(11)	(12)	(109)%	(28)	(7)	(21)	(300)%
Net income	283	183	100	55%	427	241	186	77%
Net income attributable to noncontrolling interests from continuing operations	(78)	(34)	(44)	(129)%	(109)	(64)	(45)	(70)%
Net loss attributable to noncontrolling interests from discontinued operations	10	7	3	43%	16	9	7	78%
Net income attributable to News Corporation stockholders	$215	$156	$59	38%	$334	$186	$148	80%
** not meaningful
Revenues—Revenues increased $103 million, or 5%, and $168 million, or 4%, for the three and six months ended December 31, 2024, respectively, as compared to the corresponding periods of fiscal 2024.
The revenue increase for the three months ended December 31, 2024 was driven by higher revenues at the Digital Real Estate Services segment primarily due to higher Australian residential revenues at REA Group, at the Book Publishing segment primarily due to higher physical and digital book sales and at the Dow Jones segment driven by higher circulation and subscription revenues. These increases were partially offset by lower revenues at the News Media segment driven by the transfer of third-party printing revenue contracts to News UK’s joint venture with DMG Media in fiscal 2024 and lower advertising revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $11 million, or 1%, for the three months ended December 31, 2024 as compared to the corresponding period of fiscal 2024.

The revenue increase for the six months ended December 31, 2024 was driven by higher revenues at the Digital Real Estate Services segment primarily due to higher Australian residential revenues at REA Group, at the Book Publishing segment primarily due to higher physical and digital book sales and at the Dow Jones segment driven by higher circulation and subscription revenues. These increases were partially offset by lower revenues at the News Media segment driven by the transfer of third-party printing revenue contracts to News UK’s joint venture with DMG Media in fiscal 2024 and lower advertising revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $35 million, or 1%, for the six months ended December 31, 2024 as compared to the corresponding period of fiscal 2024.
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
Operating expenses—Operating expenses decreased $7 million, or 1%, and $33 million, or 2%, for the three and six months ended December 31, 2024, respectively, as compared to the corresponding periods of fiscal 2024.
The decrease in operating expenses for the three months ended December 31, 2024 was primarily due to lower expenses at the News Media segment driven by cost savings from the combination of News UK’s printing operations with those of DMG Media and other cost savings initiatives, partially offset by increased expenses at the Book Publishing segment due to higher manufacturing costs from higher sales volumes. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $5 million for the three months ended December 31, 2024 as compared to the corresponding period of fiscal 2024.
The decrease in operating expenses for the six months ended December 31, 2024 was primarily due to lower expenses at the News Media segment driven by cost savings from the combination of News UK’s printing operations with those of DMG Media and other cost savings initiatives, partially offset by increased expenses at the Book Publishing segment due to higher manufacturing costs from higher sales volumes. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $13 million for the six months ended December 31, 2024 as compared to the corresponding period of fiscal 2024.
Selling, general and administrative—Selling, general and administrative increased $32 million, or 4%, and $72 million, or 5%, for the three and six months ended December 31, 2024, respectively, as compared to the corresponding periods of fiscal 2024.
The increase in Selling, general and administrative for the three months ended December 31, 2024 was primarily due to higher costs at the Digital Real Estate Services segment driven by REA Group, including higher employee costs and higher costs at REA India, and at the Book Publishing segment due to higher employee costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $5 million for the three months ended December 31, 2024 as compared to the corresponding period of fiscal 2024.
The increase in Selling, general and administrative for the six months ended December 31, 2024 was primarily due to higher costs at the Digital Real Estate Services segment driven by REA Group, including $12 million of costs related to the withdrawn offer to acquire Rightmove, higher employee costs and higher costs at REA India, and at the Book Publishing segment due to higher employee costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $15 million, or 1%, for the six months ended December 31, 2024 as compared to the corresponding period of fiscal 2024.
Depreciation and amortization—Depreciation and amortization expense increased $3 million, or 3%, and $14 million, or 7%, for the three and six months ended December 31, 2024, respectively, as compared to the corresponding periods of fiscal 2024, driven by higher depreciation of capitalized software costs, primarily at the News Media and Digital Real Estate Services segments. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization expense increase of $1 million, or 1%, for both the three and six months ended December 31, 2024, as compared to the corresponding periods of fiscal 2024.
Impairment and restructuring charges—During the three and six months ended December 31, 2024, there were no impairment charges. During the three and six months ended December 31, 2023, the Company recognized non-cash impairment charges of $1 million and $22 million, respectively, at the News Media segment related to the write-down of fixed assets associated with the combination of News UK’s printing operations with those of DMG Media.

During the three and six months ended December 31, 2024, the Company recorded restructuring charges of $16 million and $38 million, respectively. During the three and six months ended December 31, 2023, the Company recorded restructuring charges of $9 million and $25 million, respectively.
See Note 4—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Equity losses of affiliates—Equity losses of affiliates increased by $7 million, or 700%, and $8 million, or 267%, for the three and six months ended December 31, 2024, respectively, as compared to the corresponding periods of fiscal 2024. See Note 5—Investments in the accompanying Consolidated Financial Statements.
Interest expense, net—Interest expense, net decreased by $4 million, or 57%, and $12 million, or 80%, for the three and six months ended December 31, 2024, respectively, as compared to the corresponding periods of fiscal 2024, driven by higher interest income as a result of higher interest rates on cash balances. See Note 6—Borrowings and Note 8—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
Other, net—Other, net increased by $71 million, or 338%, and $131 million for the three and six months ended December 31, 2024, respectively, as compared to the corresponding periods of fiscal 2024, primarily due to the gain recognized on the sale of REA Group’s interest in PropertyGuru. See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense from continuing operations—For the three months ended December 31, 2024, the Company recorded income tax expense of $124 million on pre-tax income from continuing operations of $430 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses offset by lower taxes on the disposition of REA Group’s interest in PropertyGuru.
For the six months ended December 31, 2024, the Company recorded income tax expense of $185 million on pre-tax income from continuing operations of $640 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses offset by lower taxes on the disposition of REA Group’s interest in PropertyGuru.
For the three months ended December 31, 2023, the Company recorded income tax expense of $97 million on pre-tax income from continuing operations of $291 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the six months ended December 31, 2023, the Company recorded income tax expense of $131 million on pre-tax income from continuing operations of $379 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
See Note 11—Income Taxes in the accompanying Consolidated Financial Statements.
Net income from continuing operations—Net income from continuing operations for the three and six months ended December 31, 2024 was $306 million and $455 million, respectively, compared to $194 million and $248 million for the corresponding periods of fiscal 2024.
Net income from continuing operations for the three and six months ended December 31, 2024 increased by $112 million, or 58%, and $207 million, or 83%, respectively, as compared to the corresponding periods of fiscal 2024, driven by the factors discussed above.
Net loss from discontinued operations, net of tax—Net loss from discontinued operations, net of tax for the three and six months ended December 31, 2024 was $23 million and $28 million, respectively, compared to $11 million and $7 million for the corresponding periods of fiscal 2024. The amounts recognized in both fiscal years relate to the reclassification of Foxtel to discontinued operations. See Note 2—Discontinued Operations in the accompanying Consolidated Financial Statements.

Net income—Net income for the three and six months ended December 31, 2024 was $283 million and $427 million, respectively, compared to net income of $183 million and $241 million for the corresponding periods of fiscal 2024. The increases of $100 million, or 55%, and $186 million, or 77%, for the three and six months ended December 31, 2024, respectively, as compared to the corresponding periods of fiscal 2024 were driven by the factors discussed above.
Net income attributable to noncontrolling interests from continuing operations—Net income attributable to noncontrolling interests from continuing operations increased by $44 million, or 129%, and $45 million, or 70%, for the three and six months ended December 31, 2024, respectively, as compared to the corresponding periods of fiscal 2024, primarily due to the gain recognized on REA Group’s sale of its investment in PropertyGuru.
Segment Analysis
Segment EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of, and allocate resources within, the Company’s businesses. Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity losses of affiliates, interest (expense) income, net, other, net, income tax (expense) benefit and net income (loss) from discontinued operations, net of tax. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA. Segment EBITDA provides management, investors and equity analysts with a measure to analyze the operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).
Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss) from continuing operations, cash flow from continuing operations and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of Total Segment EBITDA provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as impairment and restructuring charges and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures and changes in tax positions or regimes, the Company provides users of its consolidated financial statements with insight into both its core operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its core business. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the core operating results of the Company across different periods.
The following table reconciles Net income from continuing operations to Total Segment EBITDA for the three and six months ended December 31, 2024 and 2023:

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023
(in millions)
Net income from continuing operations	$306	$194	$455	$248
Add:
Income tax expense from continuing operations	124	97	185	131
Other, net	(92)	(21)	(114)	17
Interest expense, net	3	7	3	15
Equity losses of affiliates	8	1	11	3
Impairment and restructuring charges	16	12	38	49
Depreciation and amortization	113	110	225	211
Total Segment EBITDA	$478	$400	$803	$674

The following tables set forth the Company’s Revenues and Segment EBITDA by reportable segment for the three and six months ended December 31, 2024 and 2023:

	For the three months ended December 31,
	2024		2023
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Dow Jones	$600	$174	$584	$163
Digital Real Estate Services	473	185	419	147
Book Publishing	595	101	550	85
News Media	570	74	582	57
Other	—	(56)	—	(52)
Total	$2,238	$478	$2,135	$400

	For the six months ended December 31,
	2024		2023
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Dow Jones	$1,152	$305	$1,121	$287
Digital Real Estate Services	930	325	822	269
Book Publishing	1,141	182	1,075	150
News Media	1,111	92	1,148	74
Other	—	(101)	—	(106)
Total	$4,334	$803	$4,166	$674
Dow Jones (27% of the Company’s consolidated revenues in both the six months ended December 31, 2024 and 2023)

	For the three months ended December 31,				For the six months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$461	$441	$20	5%	$920	$877	$43	5%
Advertising	121	126	(5)	(4)%	206	217	(11)	(5)%
Other	18	17	1	6%	26	27	(1)	(4)%
Total Revenues	600	584	16	3%	1,152	1,121	31	3%
Operating expenses	(240)	(234)	(6)	(3)%	(479)	(469)	(10)	(2)%
Selling, general and administrative	(186)	(187)	1	1%	(368)	(365)	(3)	(1)%
Segment EBITDA	$174	$163	$11	7%	$305	$287	$18	6%
For the three months ended December 31, 2024, revenues at the Dow Jones segment increased $16 million, or 3%, as compared to the corresponding period of fiscal 2024, primarily due to higher circulation and subscription revenues, partially offset by lower print advertising revenues. Digital revenues represented 81% of total revenues at the Dow Jones segment for the three months ended December 31, 2024, as compared to 78% in the corresponding period of fiscal 2024.
For the six months ended December 31, 2024, revenues at the Dow Jones segment increased $31 million, or 3%, as compared to the corresponding period of fiscal 2024, primarily due to higher circulation and subscription revenues, partially offset by lower advertising revenues. Digital revenues represented 81% of total revenues at the Dow Jones segment for the six months ended December 31, 2024, as compared to 79% in the corresponding period of fiscal 2024. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $2 million for the six months ended December 31, 2024 as compared to the corresponding period of fiscal 2024.

Circulation and Subscription Revenues

	For the three months ended December 31,				For the six months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$243	$231	$12	5%	$481	$463	$18	4%
Risk and Compliance	80	72	8	11%	161	142	19	13%
Dow Jones Energy	68	62	6	10%	136	123	13	11%
Other information services	70	76	(6)	(8)%	142	149	(7)	(5)%
Professional information business	218	210	8	4%	439	414	25	6%
Total circulation and subscription revenues	$461	$441	$20	5%	$920	$877	$43	5%
Circulation and subscription revenues increased $20 million, or 5%, during the three months ended December 31, 2024 as compared to the corresponding period of fiscal 2024. Circulation and other revenues increased $12 million, or 5%, driven by increased circulation revenues due to growth in digital-only subscriptions, primarily from bundled offers, and higher content licensing revenues, partially offset by print circulation declines. Professional information business revenues increased $8 million, or 4%, driven by $8 million and $6 million increases in Risk & Compliance and Dow Jones Energy revenues, respectively, driven by new customers, new products and price increases, partially offset by the $6 million decrease in Other information services revenues driven by the impact of an ongoing customer dispute at Factiva. Digital revenues represented 73% of circulation revenue for the three months ended December 31, 2024, as compared to 70% in the corresponding period of fiscal 2024.
Circulation and subscription revenues increased $43 million, or 5%, during the six months ended December 31, 2024 as compared to the corresponding period of fiscal 2024. Professional information business revenues increased $25 million, or 6%, primarily due to the $19 million and $13 million increases in Risk & Compliance and Dow Jones Energy revenues, respectively, driven by new customers, new products and price increases, partially offset by the $7 million decrease in Other information services revenues driven by the impact of an ongoing customer dispute at Factiva. Circulation and other revenues increased $18 million, or 4%, driven by increased circulation revenues due to growth in digital-only subscriptions, primarily from bundled offers, and higher content licensing revenues, partially offset by print circulation declines. Digital revenues represented 73% of circulation revenue for the six months ended December 31, 2024, as compared to 70% in the corresponding period of fiscal 2024.
The following table summarizes average daily consumer subscriptions during the three months ended December 31, 2024 and 2023 for select publications and for all consumer subscription products:(a)

	For the three months ended December 31(b),
	2024	2023	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	3,787	3,528	259	7%
Total subscriptions	4,225	4,052	173	4%
Barron’s Group(d)
Digital-only subscriptions(c)	1,341	1,104	237	21%
Total subscriptions	1,458	1,242	216	17%
Total Consumer(e)
Digital-only subscriptions(c)	5,352	4,746	606	13%
Total subscriptions	5,924	5,427	497	9%
(a)Based on internal data for the periods from September 30, 2024 through December 29, 2024 and October 2, 2023 through December 31, 2023, respectively.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
Advertising Revenues
Advertising revenues decreased $5 million, or 4%, during the three months ended December 31, 2024 as compared to the corresponding period of fiscal 2024 due to lower print advertising revenues, as digital advertising revenues were flat compared to the corresponding period of fiscal 2024. Digital advertising represented 64% of advertising revenue for the three months ended December 31, 2024, as compared to 62% in the corresponding period of fiscal 2024.
Advertising revenues decreased $11 million, or 5%, during the six months ended December 31, 2024 as compared to the corresponding period of fiscal 2024 primarily due to lower print advertising revenues. Digital advertising represented 66% of advertising revenue for the six months ended December 31, 2024, as compared to 64% in the corresponding period of fiscal 2024.
Segment EBITDA
For the three months ended December 31, 2024, Segment EBITDA at the Dow Jones segment increased $11 million, or 7%, as compared to the corresponding period of fiscal 2024, primarily due to the increase in revenues discussed above and lower newsprint, production and distribution costs, partially offset by higher marketing costs.
For the six months ended December 31, 2024, Segment EBITDA at the Dow Jones segment increased $18 million, or 6%, as compared to the corresponding period of fiscal 2024, primarily due to the increase in revenues discussed above and lower newsprint, production and distribution costs, partially offset by higher marketing and employee costs.
Digital Real Estate Services (21% and 20% of the Company’s consolidated revenues in the six months ended December 31, 2024 and 2023, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$2	$2	$—	—%	$4	$5	$(1)	(20)%
Advertising	35	32	3	9%	73	67	6	9%
Real estate	377	327	50	15%	734	638	96	15%
Other	59	58	1	2%	119	112	7	6%
Total Revenues	473	419	54	13%	930	822	108	13%
Operating expenses	(45)	(47)	2	4%	(92)	(96)	4	4%
Selling, general and administrative	(243)	(225)	(18)	(8)%	(513)	(457)	(56)	(12)%
Segment EBITDA	$185	$147	$38	26%	$325	$269	$56	21%
For the three months ended December 31, 2024, revenues at the Digital Real Estate Services segment increased $54 million, or 13%, as compared to the corresponding period of fiscal 2024. At REA Group, revenues increased $51 million, or 17%, to $343 million for the three months ended December 31, 2024 from $292 million in the corresponding period of fiscal 2024. The increase was due to higher Australian residential revenues driven by price increases, increased depth penetration and growth in national listings, higher revenues from REA India and the $2 million positive impact of foreign currency fluctuations. Revenues at Move increased $3 million, or 2%, to $130 million for the three months ended December 31, 2024 from $127 million in the corresponding period of fiscal 2024, primarily driven by revenue growth in seller, new homes and rentals, including the partnership with Zillow, and higher advertising revenues, partially offset by the continued impact of the macroeconomic environment on the U.S. housing market. The challenging market conditions resulted in lower lead volumes, which decreased 2%, and lower transaction volumes.

For the three months ended December 31, 2024, Segment EBITDA at the Digital Real Estate Services segment increased $38 million, or 26%, as compared to the corresponding period of fiscal 2024, including the $1 million, or 1%, positive impact of foreign currency fluctuations, due to the higher contribution from REA Group driven by the revenue increase discussed above, partially offset by higher employee costs and higher costs at REA India.
For the six months ended December 31, 2024, revenues at the Digital Real Estate Services segment increased $108 million, or 13%, as compared to the corresponding period of fiscal 2024. Revenues at REA Group increased $108 million, or 20%, to $661 million for the six months ended December 31, 2024 from $553 million in the corresponding period of fiscal 2024. The increase was due to higher Australian residential revenues driven by price increases, increased depth penetration and growth in national listings, higher revenues from REA India and the $9 million, or 2%, positive impact of foreign currency fluctuations. Revenues at Move were $269 million in both the six months ended December 31, 2024 and 2023, as the revenue growth in seller, new homes and rentals, including the partnership with Zillow, and higher advertising revenues were offset by the continued impact of the macroeconomic environment on the U.S. housing market. The challenging market conditions resulted in lower lead volumes, which decreased 1%, and lower transaction volumes.
For the six months ended December 31, 2024, Segment EBITDA at the Digital Real Estate Services segment increased $56 million, or 21%, as compared to the corresponding period of fiscal 2024, including the $4 million, or 2%, positive impact of foreign currency fluctuations, due to the higher contribution from REA Group driven by the revenue increase discussed above, partially offset by $12 million of costs related to the withdrawn offer to acquire Rightmove, higher employee costs and higher costs at REA India.
Book Publishing (26% of the Company’s consolidated revenues in both the six months ended December 31, 2024 and 2023)

	For the three months ended December 31,				For the six months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$572	$527	$45	9%	$1,093	$1,029	$64	6%
Other	23	23	—	—%	48	46	2	4%
Total Revenues	595	550	45	8%	1,141	1,075	66	6%
Operating expenses	(390)	(370)	(20)	(5)%	(755)	(736)	(19)	(3)%
Selling, general and administrative	(104)	(95)	(9)	(9)%	(204)	(189)	(15)	(8)%
Segment EBITDA	$101	$85	$16	19%	$182	$150	$32	21%
For the three months ended December 31, 2024, revenues at the Book Publishing segment increased $45 million, or 8%, as compared to the corresponding period of fiscal 2024, primarily due to higher physical book sales in the U.K. and from Christian publishing, as well as higher digital book sales. Key titles in the quarter included Cher: The Memoir by Cher, multiple titles by Laurie Gilmore and Wicked by Gregory Maguire. Digital sales increased by 9% as compared to the corresponding period of fiscal 2024 driven by continued market growth in audiobooks, including the contribution from the Spotify partnership, as well as growth in e-book sales. Digital sales represented approximately 21% of consumer revenues in both the three months ended December 31, 2024 and 2023, and backlist sales represented approximately 61% of consumer revenues during the three months ended December 31, 2024, as compared to 60% in the corresponding period of fiscal 2024. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $2 million for the three months ended December 31, 2024 as compared to the corresponding period of fiscal 2024.
For the three months ended December 31, 2024, Segment EBITDA at the Book Publishing segment increased $16 million, or 19%, as compared to the corresponding period of fiscal 2024, primarily due to the higher revenues discussed above, partially offset by higher manufacturing costs due to higher sales volume and higher employee costs.

For the six months ended December 31, 2024, revenues at the Book Publishing segment increased $66 million, or 6%, as compared to the corresponding period of fiscal 2024, primarily due to higher physical book sales in the U.K. and from Christian publishing and higher digital book sales. Digital sales increased by 12% as compared to the corresponding period of fiscal 2024 driven by continued market growth in audiobooks, including the contribution from the Spotify partnership, as well as growth in e-book sales. Digital sales represented approximately 23% of consumer revenues, as compared to 22% in the corresponding period of fiscal 2024. Backlist sales represented approximately 62% of consumer revenues during the six months ended December 31, 2024, as compared to 60% in the corresponding period of fiscal 2024. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $5 million for the six months ended December 31, 2024 as compared to the corresponding period of fiscal 2024.
For the six months ended December 31, 2024, Segment EBITDA at the Book Publishing segment increased $32 million, or 21%, as compared to the corresponding period of fiscal 2024, primarily due to the higher revenues discussed above, partially offset by higher manufacturing costs due to higher sales volume and higher employee costs.
News Media (26% and 27% of the Company’s consolidated revenues in the six months ended December 31, 2024 and 2023, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2024	2023	Change	% Change	2024	2023	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$282	$282	$—	—%	$564	$567	$(3)	(1)%
Advertising	229	233	(4)	(2)%	427	439	(12)	(3)%
Other	59	67	(8)	(12)%	120	142	(22)	(15)%
Total Revenues	570	582	(12)	(2)%	1,111	1,148	(37)	(3)%
Operating expenses	(288)	(319)	31	10%	(589)	(647)	58	9%
Selling, general and administrative	(208)	(206)	(2)	(1)%	(430)	(427)	(3)	(1)%
Segment EBITDA	$74	$57	$17	30%	$92	$74	$18	24%
Revenues at the News Media segment decreased $12 million, or 2%, for the three months ended December 31, 2024 as compared to the corresponding period of fiscal 2024. Other revenues decreased $8 million, or 12%, primarily driven by the transfer of third-party printing revenue contracts to News UK’s joint venture with DMG Media in fiscal 2024. Advertising revenues decreased $4 million, or 2%, as compared to the corresponding period of fiscal 2024, due to lower print advertising revenues and lower digital advertising revenues at News UK, mainly due to a decline in traffic at some mastheads due to algorithm changes at certain platforms, partially offset by the $2 million, or 1%, positive impact of foreign currency fluctuations. Circulation and subscription revenues were flat as compared to the corresponding period of fiscal 2024, as cover price increases and digital subscriber growth across key mastheads and the $5 million, or 2%, positive impact of foreign currency fluctuations were offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $7 million, or 1%, for the three months ended December 31, 2024 as compared to the corresponding period of fiscal 2024.
Segment EBITDA at the News Media segment increased by $17 million, or 30%, for the three months ended December 31, 2024 as compared to the corresponding period of fiscal 2024. The increase was driven by cost savings from the combination of News UK’s printing operations with those of DMG Media and other cost savings initiatives, including lower Talk costs, partially offset by the decrease in revenues discussed above.

Revenues at the News Media segment decreased $37 million, or 3%, for the six months ended December 31, 2024 as compared to the corresponding period of fiscal 2024. Other revenues decreased $22 million, or 15%, primarily driven by the transfer of third-party printing revenue contracts to News UK’s joint venture with DMG Media in fiscal 2024. Advertising revenues decreased $12 million, or 3%, as compared to the corresponding period of fiscal 2024, due to lower print advertising revenues and lower digital advertising revenues at News UK, mainly due to a decline in traffic at some mastheads due to algorithm changes at certain platforms, partially offset by the $7 million, or 1%, positive impact of foreign currency fluctuations. Circulation and subscription revenues decreased $3 million, or 1%, as compared to the corresponding period of fiscal 2024, driven by print volume declines, partially offset by cover price increases, the $11 million, or 1%, positive impact of foreign currency fluctuations and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $19 million, or 2%, for the six months ended December 31, 2024 as compared to the corresponding period of fiscal 2024.
Segment EBITDA at the News Media segment increased by $18 million, or 24%, for the six months ended December 31, 2024 as compared to the corresponding period of fiscal 2024. The increase was driven by cost savings from the combination of News UK’s printing operations with those of DMG Media and other cost savings initiatives, including lower Talk costs, partially offset by the decrease in revenues discussed above.
News Corp Australia
Revenues were $233 million for the three months ended December 31, 2024, a decrease of $3 million, or 1%, compared to revenues of $236 million in the corresponding period of fiscal 2024. Advertising revenues decreased $3 million, or 3%, driven by lower print advertising revenues. Circulation and subscription revenues decreased $1 million, or 1%, driven by print volume declines, partially offset by cover price increases and digital subscriber growth.
Revenues were $467 million for the six months ended December 31, 2024, a decrease of $7 million, or 1%, compared to revenues of $474 million in the corresponding period of fiscal 2024. Advertising revenues decreased $6 million, or 3%, driven by lower print advertising revenues. Circulation and subscription revenues decreased $5 million, or 2%, driven by print volume declines and lower content licensing revenues, partially offset by cover price increases and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $5 million, or 2%, for the six months ended December 31, 2024 as compared to the corresponding period of fiscal 2024.
News UK
Revenues were $226 million for the three months ended December 31, 2024, a decrease of $13 million, or 5%, as compared to revenues of $239 million in the corresponding period of fiscal 2024. Other revenues decreased $10 million, or 45%, driven by the transfer of third-party printing revenue contracts to its joint venture with DMG Media in fiscal 2024. Advertising revenues decreased $5 million, or 7%, due to lower digital advertising revenues mainly due to algorithm changes at certain platforms and lower print advertising revenues. Circulation and subscription revenues increased $2 million, or 1%, due to the positive impact of foreign currency fluctuations as cover price increases, higher content licensing revenues and digital subscriber growth were more than offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $6 million, or 3%, for the three months ended December 31, 2024 as compared to the corresponding period of fiscal 2024.
Revenues were $433 million for the six months ended December 31, 2024, a decrease of $34 million, or 7%, as compared to revenues of $467 million in the corresponding period of fiscal 2024. Other revenues decreased $24 million, or 51%, driven by the transfer of third-party printing revenue contracts to its joint venture with DMG Media in fiscal 2024. Advertising revenues decreased $14 million, or 10%, driven by lower digital advertising revenues mainly due to algorithm changes at certain platforms and lower print advertising revenues. Circulation and subscription revenues increased $4 million, or 1%, due to the positive impact of foreign currency fluctuations as cover price increases, higher content licensing revenues and digital subscriber growth were more than offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $12 million, or 3%, for the six months ended December 31, 2024 as compared to the corresponding period of fiscal 2024.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of December 31, 2024, the Company’s cash and cash equivalents were $1.8 billion. The Company also has available borrowing capacity under its revolving credit facility (the “Revolving Facility”) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next twelve months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next twelve months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of December 31, 2024, the Company’s consolidated assets included $811 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, approximately $210 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.
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
Issuer Purchases of Equity Securities
The Company’s Board of Directors (the “Board of Directors”) has authorized a repurchase program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of December 31, 2024, the remaining authorized amount under the Repurchase Program was approximately $382 million.
Stock repurchases under the Repurchase Program commenced on November 9, 2021. The following table summarizes the shares repurchased and subsequently retired and the related consideration paid during the three and six months ended December 31, 2024 and 2023:

	For the three months ended December 31,
	2024		2023
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	1.0	$26	0.8	$18
Class B Common Stock	0.5	14	0.4	8
Total	1.5	$40	1.2	$26

	For the six months ended December 31,
	2024		2023
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	1.9	$51	1.8	$38
Class B Common Stock	0.9	27	0.8	17
Total	2.8	$78	2.6	$55
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
Sources and Uses of Cash—For the six months ended December 31, 2024 versus the six months ended December 31, 2023
Net cash provided by operating activities from continuing operations for the six months ended December 31, 2024 and 2023 was as follows (in millions):

	For the six months ended December 31,
	2024	2023
Net cash provided by operating activities from continuing operations	$278	$251
Net cash provided by operating activities from continuing operations increased by $27 million for the six months ended December 31, 2024 as compared to the six months ended December 31, 2023. The increase was primarily due to higher Total Segment EBITDA, partially offset by higher working capital and tax payments.
Net cash used in investing activities from continuing operations for the six months ended December 31, 2024 and 2023 was as follows (in millions):

	For the six months ended December 31,
	2024	2023
Net cash used in investing activities from continuing operations	$(56)	$(196)
Net cash used in investing activities from continuing operations decreased by $140 million for the six months ended December 31, 2024, as compared to the six months ended December 31, 2023, driven by the $204 million of higher proceeds from sales of investments, primarily REA Group’s interest in PropertyGuru, partially offset by the $55 million increase in cash used for purchases of investments.
Net cash used in financing activities from continuing operations for the six months ended December 31, 2024 and 2023 was as follows (in millions):

	For the six months ended December 31,
	2024	2023
Net cash used in financing activities from continuing operations	$(342)	$(175)
Net cash used in financing activities from continuing operations was $342 million for the six months ended December 31, 2024, as compared to $175 million for the six months ended December 31, 2023.

During the six months ended December 31, 2024, the Company had $196 million of borrowing repayments primarily related to REA Group, dividend payments of $92 million to News Corporation stockholders and REA Group minority stockholders and $78 million of stock repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program. The net cash used in financing activities from continuing operations was partially offset by new borrowings of $61 million at REA Group.
During the six months ended December 31, 2023, the Company had $268 million of borrowing repayments, primarily related to the refinancing of REA Groups’ debt portfolio, dividend payments of $85 million to News Corporation stockholders and REA Group minority stockholders and $56 million of stock repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program. The net cash used in financing activities from continuing operations was partially offset by new borrowings of $273 million primarily related to the refinancing at REA Group.
Net cash provided by discontinued operations for the six months ended December 31, 2024 and 2023 was as follows (in millions):

	For the six months ended December 31,
	2024	2023
Net cash provided by discontinued operations	$36	$2
Net cash provided by discontinued operations does not include intercompany payments related to the shareholder loans with the Company which are eliminated in consolidation.
Reconciliation of Free Cash Flow
Free cash flow is a non-GAAP financial measure. Free cash flow is defined as net cash provided by (used in) operating activities from continuing operations less capital expenditures. Free cash flow excludes cash flows from discontinued operations. Free cash flow may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of free cash flow.
Free cash flow does not represent the total increase or decrease in the cash balance for the period and should be considered in addition to, not as a substitute for, the net change in cash and cash equivalents as presented in the Company’s consolidated Statements of Cash Flows prepared in accordance with GAAP, which incorporates all cash movements during the period.
The Company believes free cash flow provides useful information to management and investors about the Company’s liquidity and cash flow trends.
The following table presents a reconciliation of net cash provided by operating activities from continuing operations to free cash flow:

	For the six months ended December 31,
	2024	2023
	(in millions)
Net cash provided by operating activities from continuing operations	$278	$251
Less: Capital expenditures	(157)	(154)
Free cash flow	121	97
Free cash flow in the six months ended December 31, 2024 was $121 million compared to $97 million in the corresponding period of fiscal 2024. Free cash flow improved primarily due to higher cash provided by operating activities from continuing operations.

Borrowings
As of December 31, 2024, the Company and REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”) had total borrowings of $1,967 million, including the current portion. REA Group is a consolidated but non wholly-owned subsidiary of News Corp, and its indebtedness is only guaranteed by members of the REA Debt Group and is non-recourse to News Corp.
News Corporation Borrowings
As of December 31, 2024, the Company had (i) borrowings of $1,967 million, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans, and (ii) $750 million of undrawn commitments available under the Revolving Facility.
REA Group Borrowings
As of December 31, 2024, REA Group had A$400 million of undrawn commitments available under the 2024 REA Credit Facility. During the six months ended December 31, 2024, REA Group terminated its A$83 million 2024 Subsidiary Facility and repaid the amount outstanding using capacity available under the 2024 REA Credit Facility and terminated its A$200 million 2024 REA Credit Facility—tranche 2 and repaid the amount outstanding using proceeds from the sale of REA Group’s interest in PropertyGuru.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at December 31, 2024.
See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including additional information about interest rates, amortization (if any), maturities and covenants related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. Upon closing of the Company’s sale of Foxtel, certain commitments will no longer be the obligation of the Company. These primarily relate to sports and other programming rights, Foxtel borrowings and certain lease obligations. The Company’s commitments as of December 31, 2024 have not otherwise changed significantly from the disclosures included in the 2024 Form 10-K.
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
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table details the Company’s monthly share repurchases during the three months ended December 31, 2024:

	Total Number of Shares Purchased(a)		Average Price Paid Per Share(b)		Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	Class A	Class B	Class A	Class B
	(in millions, except per share amounts)
September 30, 2024 - October 27, 2024	0.3	0.2	$26.17	$27.64	0.5	$409
October 28, 2024 - December 1, 2024	0.4	0.2	$28.59	$31.00	0.6	$394
December 1, 2024 - December 29, 2024	0.3	0.1	$28.75	$31.66	0.4	$382
Total	1.0	0.5	$27.81	$30.04	1.5
(a)     The Company has not made any repurchases of Common Stock other than in connection with the publicly announced stock repurchase program described above.
(b)     Amounts exclude taxes, fees, commissions or other costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
Trading Plans
None.

ITEM 6. EXHIBITS

10.1	Employment Agreement, dated as of November 7, 2024, between News Corporation and Lavanya Chandrashekar.*

10.2	Separation Agreement and General Release, dated as of November 7, 2024, between News Corporation and Susan Panuccio.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three and six months ended December 31, 2024 and 2023 (unaudited); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2024 and 2023 (unaudited); (iii) Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024 (unaudited); (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Lavanya Chandrashekar
Lavanya Chandrashekar Chief Financial Officer

Date: February 6, 2025