Form 10-Q
period 2025-03-31
NEWS CORP
filed 2025-05-09
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, 377,202,967 shares of Class A Common Stock and 188,909,519 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended March 31,		For the nine months ended March 31,
	Notes	2025	2024	2025	2024
Revenues:
Circulation and subscription		$755	$734	$2,243	$2,183
Advertising		308	323	1,014	1,046
Consumer		492	484	1,585	1,513
Real estate		318	301	1,052	939
Other		136	152	449	479
Total Revenues	3	2,009	1,994	6,343	6,160
Operating expenses		(904)	(938)	(2,819)	(2,886)
Selling, general and administrative		(815)	(797)	(2,431)	(2,341)
Depreciation and amortization		(114)	(114)	(339)	(325)
Impairment and restructuring charges	4	(13)	(35)	(51)	(84)
Equity losses of affiliates	5	—	(2)	(11)	(5)
Interest income (expense), net		1	(3)	(2)	(18)
Other, net	13	(13)	(9)	101	(26)
Income before income tax expense from continuing operations		151	96	791	475
Income tax expense from continuing operations	11	(44)	(32)	(229)	(163)
Net income from continuing operations		107	64	562	312
Net income (loss) from discontinued operations, net of tax	2	30	(22)	2	(29)
Net income		137	42	564	283
Net income attributable to noncontrolling interests from continuing operations		(26)	(22)	(135)	(86)
Net (income) loss attributable to noncontrolling interests from discontinued operations		(8)	10	8	19
Net income attributable to News Corporation stockholders		$103	$30	$437	$216

Net income (loss) attributable to News Corporation stockholders per share:	9
Basic
Continuing operations		$0.14	$0.07	$0.75	$0.40
Discontinued operations		$0.04	$(0.02)	$0.02	$(0.02)
		$0.18	$0.05	$0.77	$0.38
Diluted
Continuing operations		$0.14	$0.07	$0.75	$0.39
Discontinued operations		$0.04	$(0.02)	$0.02	$(0.01)
		$0.18	$0.05	$0.77	$0.38
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; millions)

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
Net income	$137	$42	$564	$283
Other comprehensive income (loss):
Foreign currency translation adjustments	48	(141)	(200)	(71)
Net change in the fair value of cash flow hedges(a)	(5)	6	(11)	(12)
Benefit plan adjustments, net(b)	(1)	4	6	17
Other comprehensive income (loss)	42	(131)	(205)	(66)
Comprehensive income (loss)	179	(89)	359	217
Net income attributable to noncontrolling interests	(34)	(12)	(127)	(67)
Other comprehensive (income) loss attributable to noncontrolling interests(c)	(10)	39	64	21
Comprehensive income (loss) attributable to News Corporation stockholders	$135	$(62)	$296	$171
(a)    Net of income tax expense (benefit) of $(2) million and $2 million for the three months ended March 31, 2025 and 2024, respectively, and $(4) million and $(5) million for the nine months ended March 31, 2025 and 2024, respectively.
(b)    Net of income tax expense (benefit) of nil and $2 million for the three months ended March 31, 2025 and 2024, respectively, and $2 million and $6 million for the nine months ended March 31, 2025 and 2024, respectively.
(c)    Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; millions, except share and per share amounts)

	Notes	As of March 31, 2025	As of June 30, 2024
Assets:
Current assets:
Cash and cash equivalents		$2,095	$1,872
Receivables, net	13	1,539	1,420
Inventory, net		317	266
Other current assets		526	474
Current assets held for sale	2	2,364	340
Total current assets		6,841	4,372
Non-current assets:
Investments	5	354	429
Property, plant and equipment, net		1,256	1,272
Operating lease right-of-use assets		774	805
Intangible assets, net		1,881	1,948
Goodwill		4,285	4,336
Deferred income tax assets, net	11	240	332
Other non-current assets	13	949	957
Non-current assets held for sale	2	—	2,233
Total assets		$16,580	$16,684
Liabilities and Equity:
Current liabilities:
Accounts payable		$371	$254
Accrued expenses		1,008	986
Deferred revenue	3	501	483
Current borrowings	6	22	9
Other current liabilities	13	748	772
Current liabilities held for sale	2	1,431	551
Total current liabilities		4,081	3,055
Non-current liabilities:
Borrowings	6	1,943	2,093
Retirement benefit obligations		127	125
Deferred income tax liabilities, net	11	17	21
Operating lease liabilities		879	912
Other non-current liabilities		452	472
Non-current liabilities held for sale	2	—	995
Commitments and contingencies	10
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,070	11,254
Accumulated deficit		(1,481)	(1,889)
Accumulated other comprehensive loss		(1,392)	(1,251)
Total News Corporation stockholders’ equity		8,203	8,120
Noncontrolling interests		878	891
Total equity	7	9,081	9,011
Total liabilities and equity		$16,580	$16,684
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 377,542,384 and 378,670,671 shares issued and outstanding, net of 27,368,413 treasury shares at par, at March 31, 2025 and June 30, 2024, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 189,079,514 and 190,423,250 shares issued and outstanding, net of 78,430,424 treasury shares at par, at March 31, 2025 and June 30, 2024, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the nine months ended March 31,
	Notes	2025	2024
Operating activities:
Net income		$564	$283
Net (income) loss from discontinued operations, net of tax		(2)	29
Net income from continuing operations		$562	$312
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization		339	325
Operating lease expense		55	54
Equity losses of affiliates	5	11	5
Impairment charges	4	2	24
Deferred income taxes	11	83	58
Other, net	13	(99)	30
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(95)	(3)
Inventories, net		(49)	21
Accounts payable and other liabilities		(20)	(105)
Net cash provided by operating activities from continuing operations		789	721
Investing activities:
Capital expenditures		(250)	(246)
Acquisitions, net of cash acquired		(53)	(20)
Purchases of investments in equity affiliates and other		(141)	(63)
Proceeds from sales of investments in equity affiliates and other		263	33
Other, net		(13)	—
Net cash used in investing activities from continuing operations		(194)	(296)
Financing activities:
Borrowings	6	61	279
Repayment of borrowings	6	(200)	(353)
Repurchase of shares	7	(114)	(83)
Dividends paid		(128)	(115)
Other, net		(44)	(50)
Net cash used in financing activities from continuing operations		(425)	(322)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations		157	122
Net cash used in investing activities from discontinued operations		(65)	(107)
Net cash (used in) provided by financing activities from discontinued operations		(39)	3
Net cash provided by discontinued operations		53	18
Net change in cash, cash equivalents and restricted cash		223	121
Cash, cash equivalents and restricted cash, beginning of year		1,960	1,833
Effect of exchange rate changes on cash, cash equivalents and restricted cash		(12)	(11)
Cash, cash equivalents and restricted cash, end of period		2,171	1,943
Less: Cash and cash equivalents at end of period of discontinued operations		(76)	(16)
Cash and cash equivalents		$2,095	$1,927
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
The assets and liabilities of the Foxtel Group (“Foxtel”) have been classified as held for sale and the results of operations and cash flows have been classified as discontinued operations for all periods presented. Furthermore, upon reclassification of Foxtel’s results, the Subscription Video Services segment ceased to be a reportable segment and the residual results of the segment were aggregated into the News Media segment. Unless indicated otherwise, the information in the notes to the unaudited Consolidated Financial Statements relates to the Company’s continuing operations. See Note 2—Discontinued Operations.
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
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2025 and fiscal 2024 include 52 weeks. All references to the three and nine months ended March 31, 2025 and 2024 relate to the three and nine months ended March 30, 2025 and March 31, 2024, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of March 31.
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current fiscal year presentation.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 expand public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of other segment items and expanded interim disclosures that align with those required annually, among other provisions. ASU 2023-07 requires the amendments to be applied retrospectively and is effective for the Company’s annual reporting period beginning on July 1, 2024 and interim reporting periods beginning on July 1, 2025.
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
NOTE 2. DISCONTINUED OPERATIONS
Foxtel
During the second quarter of fiscal 2025, the Company entered into a definitive agreement to sell Foxtel to DAZN Group Limited (“DAZN”), a global sports streaming platform, which closed on April 2, 2025. Under the terms of the agreement, all amounts outstanding under Foxtel’s shareholder loans with News Corp (A$592 million) were repaid in full in cash at closing. Foxtel’s third-party borrowings transferred with the business, and News Corp received a minority equity interest in DAZN of approximately 6% and holds one seat on its Board of Directors. Telstra Group Ltd also sold its minority interest in Foxtel.
The assets and liabilities of Foxtel have been classified as held for sale and the results of operations and cash flows have been classified as discontinued operations for all periods presented in accordance with ASC 205-20, Discontinued Operations (“ASC 205-20”), as the disposition reflects a strategic shift that has, and will have, a major effect on the Company’s operations and financial results. Upon reclassification of Foxtel’s results, the Company determined that the Subscription Video Services segment was no longer a reportable segment and the residual results of the segment were aggregated into the News Media segment. News Media segment results have been recast to reflect this change for all periods presented. See Note 12—Segment Information.
In all periods presented, transactions between Foxtel and the continuing operations of the Company that are not expected to continue after the sale are eliminated, whereas those expected to continue are no longer eliminated.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the assets and liabilities of Foxtel classified to held for sale:

	As of March 31, 2025	As of June 30, 2024
	(in millions)
Assets held for sale:
Current assets:
Cash and cash equivalents	$76	$88
Receivables, net	84	83
Inventory, net	46	30
Other current assets	157	139
Total current assets(a)	363	340
Non-current assets:
Investments	1	1
Property, plant and equipment, net	550	642
Operating lease right-of-use assets	137	153
Intangible assets, net	326	374
Goodwill	801	850
Other non-current assets	186	213
Total non-current assets(a)	2,001	2,233
Total assets held for sale	$2,364	$2,573

Liabilities held for sale:
Current liabilities:
Accounts payable	$32	$60
Accrued expenses	257	245
Deferred revenue	66	68
Current borrowings	28	45
Other current liabilities	150	133
Total current liabilities(a)	533	551
Non-current liabilities:
Borrowings	696	762
Deferred income tax liabilities, net	90	98
Operating lease liabilities	96	115
Other non-current liabilities	16	20
Total non-current liabilities(a)	$898	$995
Total liabilities held for sale	$1,431	$1,546
(a)The assets and liabilities held for sale are classified as current on the March 31, 2025 balance sheet as the transaction closed on April 2, 2025.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the results of operations from the discontinued operations of Foxtel for the three and nine months ended March 31, 2025 and 2024:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Revenues	$432	$455	$1,393	$1,405
Operating expenses	(302)	(313)	(940)	(942)
Selling, general and administrative	(68)	(79)	(236)	(237)
Depreciation and amortization(a)	—	(78)	(156)	(217)
Impairment and restructuring charges	—	—	(2)	(2)
Interest expense, net	(16)	(16)	(51)	(49)
Other, net	(1)	(1)	(1)	3
Income (loss) before income tax (expense) benefit	45	(32)	7	(39)
Income tax (expense) benefit	(15)	10	(5)	10
Net income (loss)	30	(22)	2	(29)
Net (income) loss attributable to noncontrolling interests	(8)	10	8	19
Net income (loss) attributable to News Corporation stockholders	22	(12)	10	(10)
(a)Depreciation and amortization is not recognized for long lived assets subsequent to their classification as held for sale.
NOTE 3. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three and nine months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$478	$1	$—	$276	$—	$755
Advertising	86	36	—	186	—	308
Consumer	—	—	492	—	—	492
Real estate	—	318	—	—	—	318
Other	11	51	22	52	—	136
Total Revenues	$575	$406	$514	$514	$—	$2,009

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$445	$3	$—	$286	$—	$734
Advertising	86	32	—	205	—	323
Consumer	—	—	484	—	—	484
Real estate	—	301	—	—	—	301
Other	13	52	22	65	—	152
Total Revenues	$544	$388	$506	$556	$—	$1,994

	For the nine months ended March 31, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,398	$5	$—	$840	$—	$2,243
Advertising	292	109	—	613	—	1,014
Consumer	—	—	1,585	—	—	1,585
Real estate	—	1,052	—	—	—	1,052
Other	37	170	70	172	—	449
Total Revenues	$1,727	$1,336	$1,655	$1,625	$—	$6,343

	For the nine months ended March 31, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,322	$8	$—	$853	$—	$2,183
Advertising	303	99	—	644	—	1,046
Consumer	—	—	1,513	—	—	1,513
Real estate	—	939	—	—	—	939
Other	40	164	68	207	—	479
Total Revenues	$1,665	$1,210	$1,581	$1,704	$—	$6,160

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Contract Liabilities and Assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and nine months ended March 31, 2025 and 2024:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$431	$446	$483	$554
Deferral of revenue	807	740	2,404	2,136
Recognition of deferred revenue(a)	(740)	(694)	(2,385)	(2,201)
Other	3	(8)	(1)	(5)
Balance, end of period	$501	$484	$501	$484
(a)For the three and nine months ended March 31, 2025, the Company recognized $178 million and $428 million, respectively, of revenue which was included in the opening deferred revenue balance. For the three and nine months ended March 31, 2024, the Company recognized $153 million and $498 million, respectively, of revenue which was included in the opening deferred revenue balance.
Contract assets were immaterial for disclosure as of March 31, 2025 and 2024.
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
For the three and nine months ended March 31, 2025, the Company recognized approximately $112 million and $334 million, respectively, in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of March 31, 2025 was approximately $1,184 million, of which approximately $126 million is expected to be recognized over the remainder of fiscal 2025, $405 million is expected to be recognized in fiscal 2026 and $272 million is expected to be recognized in fiscal 2027, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606, Revenue from Contracts with Customers.
NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES
Restructuring
During the three and nine months ended March 31, 2025, the Company recorded restructuring charges of $11 million and $49 million, respectively. During the three and nine months ended March 31, 2024, the Company recorded restructuring charges of $35 million and $60 million, respectively. The restructuring charges recorded in fiscal 2025 and 2024 primarily related to employee termination benefits.
Fiscal 2024 Impairment
During the nine months ended March 31, 2024, the Company recognized non-cash impairment charges of $22 million at the News Media segment related to the write-down of fixed assets associated with the combination of News UK’s printing operations with those of DMG Media.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in restructuring program liabilities were as follows:

	For the three months ended March 31,
	2025			2024
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$18	$31	$49	$22	$38	$60
Additions	11	—	11	34	1	35
Payments	(12)	(3)	(15)	(24)	(1)	(25)
Other	(1)	1	—	(1)	—	(1)
Balance, end of period	$16	$29	$45	$31	$38	$69

	For the nine months ended March 31,
	2025			2024
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$25	$34	$59	$48	$41	$89
Additions	47	2	49	59	1	60
Payments	(54)	(7)	(61)	(75)	(4)	(79)
Other	(2)	—	(2)	(1)	—	(1)
Balance, end of period	$16	$29	$45	$31	$38	$69
As of March 31, 2025, restructuring liabilities of approximately $21 million were included in the Balance Sheet in Other current liabilities and $24 million were included in Other non-current liabilities.
NOTE 5. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of March 31, 2025	As of March 31, 2025	As of June 30, 2024
		(in millions)
Equity method investments(a)	various	$84	$215
Equity and other securities(b)	various	270	214
Total Investments		$354	$429
(a)Equity method investments include News UK’s joint venture with DMG Media. In December 2024, REA Group’s interest in PropertyGuru was acquired by a third party. A gain of approximately $87 million was recognized on the sale and recorded in Other, net. See Note 13—Additional Financial Information.
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

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)		(in millions)
Total gains (losses) recognized on equity securities	$(12)	$(1)	$16	$(11)
Less: Net gains (losses) recognized on equity securities sold	(1)	—	(1)	—
Unrealized gains (losses) recognized on equity securities held at end of period	$(11)	$(1)	$17	$(11)
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was nil and $11 million for the three and nine months ended March 31, 2025, respectively, and $2 million and $5 million for the corresponding periods of fiscal 2024, respectively.
NOTE 6. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at March 31, 2025	Maturity at March 31, 2025	As of March 31, 2025	As of June 30, 2024
			(in millions)
News Corporation
2022 Term loan A(a)	5.804%	Mar 31, 2027	$478	$484
2022 Senior notes	5.125%	Feb 15, 2032	494	493
2021 Senior notes	3.875%	May 15, 2029	993	991
REA Group(b)
2024 REA credit facility — tranche 1(c)	5.63%	Sep 15, 2028	—	—
2024 REA credit facility — tranche 2(d)	N/A	N/A	—	79
2024 Subsidiary facility(e)	N/A	N/A	—	55
Total borrowings			1,965	2,102
Less: current portion(f)			(22)	(9)
Long-term borrowings			$1,943	$2,093
(a)The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. For the three months ended March 31, 2025, the Company was paying interest at an effective interest rate of 3.521%. See Note 8—Financial Instruments and Fair Value Measurements.
(b)These borrowings were incurred by REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”), consolidated but non wholly-owned subsidiaries of News Corp, and are only guaranteed by the REA Debt Group and are non-recourse to News Corp.
(c)As of March 31, 2025, REA Group had total undrawn commitments of A$400 million available under this facility.
(d)This facility was terminated by REA Group during the nine months ended March 31, 2025, with the amount outstanding repaid using proceeds from the sale of REA Group’s interest in PropertyGuru. See Note 5—Investments.
(e)This facility was terminated by REA Group during the nine months ended March 31, 2025, with the amount outstanding repaid using capacity available under the 2024 REA Credit Facility.
(f)The current portion of long term debt as of March 31, 2025 and June 30, 2024 relates to required principal repayments on the 2022 Term Loan A.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed in the Company’s 2024 Form 10-K. If any of the events of default occur and are not cured

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at March 31, 2025.
NOTE 7. EQUITY
The following tables summarize changes in equity for the three and nine months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2024	378	$4	189	$2	$11,141	$(1,574)	$(1,424)	$8,149	$876	$9,025
Net income	—	—	—	—	—	103	—	103	34	137
Other comprehensive income	—	—	—	—	—	—	32	32	10	42
Dividends	—	—	—	—	(57)	—	—	(57)	(36)	(93)
Share repurchases	(1)	—	—	—	(28)	(9)	—	(37)	—	(37)
Other	—	—	—	—	14	(1)	—	13	(6)	7
Balance, March 31, 2025	377	$4	189	$2	$11,070	$(1,481)	$(1,392)	$8,203	$878	$9,081

	For the three months ended March 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2023	380	$4	191	$2	$11,334	$(1,958)	$(1,200)	$8,182	$920	$9,102
Net income	—	—	—	—	—	30	—	30	12	42
Other comprehensive loss	—	—	—	—	—	—	(92)	(92)	(39)	(131)
Dividends	—	—	—	—	(57)	—	—	(57)	(29)	(86)
Share repurchases	(1)	—	(1)	—	(22)	(5)	—	(27)	—	(27)
Other	1	—	1	—	15	—	—	15	(7)	8
Balance, March 31, 2024	380	$4	191	$2	$11,270	$(1,933)	$(1,292)	$8,051	$857	$8,908

	For the nine months ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2024	379	$4	190	$2	$11,254	$(1,889)	$(1,251)	$8,120	$891	$9,011
Net income	—	—	—	—	—	437	—	437	127	564
Other comprehensive loss	—	—	—	—	—	—	(141)	(141)	(64)	(205)
Dividends	—	—	—	—	(114)	—	—	(114)	(71)	(185)
Share repurchases	(3)	—	(1)	—	(87)	(28)	—	(115)	—	(115)
Other	1	—	—	—	17	(1)	—	16	(5)	11
Balance, March 31, 2025	377	$4	189	$2	$11,070	$(1,481)	$(1,392)	$8,203	$878	$9,081

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2023	380	$4	192	$2	$11,449	$(2,144)	$(1,247)	$8,064	$881	$8,945
Net income	—	—	—	—	—	216	—	216	67	283
Other comprehensive loss	—	—	—	—	—	—	(45)	(45)	(21)	(66)
Dividends	—	—	—	—	(114)	—	—	(114)	(57)	(171)
Share repurchases	(3)	—	(1)	—	(77)	(5)	—	(82)	—	(82)
Other	3	—	—	—	12	—	—	12	(13)	(1)
Balance, March 31, 2024	380	$4	191	$2	$11,270	$(1,933)	$(1,292)	$8,051	$857	$8,908
Stock Repurchases
The Company’s Board of Directors (the “Board of Directors”) has authorized a repurchase program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of March 31, 2025, the remaining authorized amount under the Repurchase Program was approximately $345 million.
Stock repurchases under the Repurchase Program commenced on November 9, 2021. The following tables summarize the shares repurchased and subsequently retired and the related consideration paid during the three and nine months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	0.8	$24	0.7	$18
Class B Common Stock	0.4	13	0.3	9
Total	1.2	$37	1.0	$27

	For the nine months ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	2.7	$75	2.5	$56
Class B Common Stock	1.3	40	1.1	26
Total	4.0	$115	3.6	$82
Dividends
In February 2025, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on April 9, 2025 to stockholders of record as of March 12, 2025. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

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
Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period.
The following table summarizes those assets and liabilities, as applicable, measured at fair value on a recurring basis:

	As of March 31, 2025				As of June 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives - cash flow hedges	$—	$15	$—	$15	$—	$28	$—	$28
Equity and other securities	59	47	164	270	53	39	122	214
Total assets	$59	$62	$164	$285	$53	$67	$122	$242
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
A rollforward of the Company’s equity and other securities classified as Level 3 is as follows:

	For the nine months ended March 31,
	2025	2024
	(in millions)
Balance - beginning of period	$122	$130
Additions(a)	42	4
Returns of capital	(5)	(4)
Measurement adjustments	3	—
Foreign exchange and other	2	2
Balance - end of period	$164	$132
(a)The additions for the nine months ended March 31, 2025 primarily relate to REA Group’s investment in Athena Home Loans.

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
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Classification	As of March 31, 2025	As of June 30, 2024
		(in millions)
Interest rate derivatives - cash flow hedges	Other current assets	$7	$14
Interest rate derivatives - cash flow hedges	Other non-current assets	8	14
Cash flow hedges
The Company utilizes interest rate derivatives to mitigate interest rate risk in relation to future interest payments.
The total notional value of interest rate swap derivatives designated for hedging was approximately $478 million as of March 31, 2025 for News Corporation borrowings. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to March 2027. As of March 31, 2025, the Company estimates that approximately $9 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three and nine months ended March 31, 2025 and 2024 for derivatives designated as cash flow hedges:
Gains (losses) recognized in Accumulated other comprehensive loss for the three and nine months ended March 31, 2025 and 2024, by derivative instrument:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Interest rate derivatives - cash flow hedges	$(3)	$9	$(3)	$7

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Gains) losses reclassified from Accumulated other comprehensive loss into the Statements of Operations for the three and nine months ended March 31, 2025 and 2024, by derivative instrument:

	Income Statement Classification	For the three months ended March 31,		For the nine months ended March 31,
		2025	2024	2025	2024
		(in millions)
Interest rate derivatives - cash flow hedges	Interest income (expense), net	$(3)	$(5)	$(10)	$(13)
Other Fair Value Measurements
As of March 31, 2025, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes and the 2021 Senior Notes are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.
NOTE 9. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share under ASC 260, Earnings per Share:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Net income from continuing operations	$107	$64	$562	$312
Net income (loss) from discontinued operations, net of tax	30	(22)	2	(29)
Net income	137	42	564	283
Net income attributable to noncontrolling interests from continuing operations	(26)	(22)	(135)	(86)
Net (income) loss attributable to noncontrolling interests from discontinued operations	(8)	10	8	19
Net income attributable to News Corporation stockholders	$103	$30	$437	$216

Weighted-average number of shares of common stock outstanding - basic	567.2	570.9	568.3	571.7
Dilutive effect of equity awards	2.3	2.7	2.0	2.0
Weighted-average number of shares of common stock outstanding - diluted	569.5	573.6	570.3	573.7

Net income (loss) attributable to News Corporation stockholders per share:
Basic
Continuing operations	$0.14	$0.07	$0.75	$0.40
Discontinued operations	$0.04	$(0.02)	$0.02	$(0.02)
	$0.18	$0.05	$0.77	$0.38
Diluted
Continuing operations	$0.14	$0.07	$0.75	$0.39
Discontinued operations	$0.04	$(0.02)	$0.02	$(0.01)
	$0.18	$0.05	$0.77	$0.38

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. Upon closing of the Company’s sale of Foxtel on April 2, 2025, certain commitments are no longer the obligation of the Company. These primarily relate to sports and other programming rights, Foxtel borrowings and certain lease obligations. The Company’s commitments as of March 31, 2025 have not otherwise changed significantly from the disclosures included in the 2024 Form 10-K.
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

Dow Jones
Beginning in August 2024, a number of purported class action complaints have been filed in the U.S. District Court for the Northern District of Illinois against certain pipe converters, distributors and the Company’s subsidiary, Oil Price Information Service, LLC (“OPIS”), alleging violations of federal and state antitrust laws. The complaints seek treble damages, injunctive relief and attorneys’ fees and costs. In May 2025, the Company entered into a settlement which would resolve the complaints, subject to court approval.
In addition, (i) in January 2025, OPIS received a grand jury subpoena issued by the U.S. District Court for the Northern District of California, from the U.S. Department of Justice Antitrust Division, and (ii) in April 2025, OPIS received a civil investigative demand (“CID”) from a state attorney general. Both the subpoena and the CID call for production of documents related to PVC pipe, including documents relating to the publication of the PVC and Pipe Weekly Report. OPIS intends to comply with its obligations under the subpoena and CID.
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $4 million and $2 million for the three months ended March 31, 2025 and 2024, respectively, and $10 million and $7 million for the nine months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $27 million. The amount to be indemnified by FOX of approximately $44 million was recorded as a receivable in Other current assets on the Balance Sheet as of March 31, 2025. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended March 31, 2025, the Company recorded income tax expense of $44 million on pre-tax income from continuing operations of $151 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the nine months ended March 31, 2025, the Company recorded income tax expense of $229 million on pre-tax income from continuing operations of $791 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses offset by lower taxes on the disposition of REA Group’s interest in PropertyGuru.
For the three months ended March 31, 2024, the Company recorded income tax expense of $32 million on pre-tax income from continuing operations of $96 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, and by valuation allowances recorded against tax benefits in certain businesses.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended March 31, 2024, the Company recorded income tax expense of $163 million on pre-tax income from continuing operations of $475 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
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
The Company paid gross income taxes of $150 million and $110 million during the nine months ended March 31, 2025 and 2024, respectively, and received tax refunds of $2 million and $9 million, respectively.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Revenues:
Dow Jones	$575	$544	$1,727	$1,665
Digital Real Estate Services	406	388	1,336	1,210
Book Publishing	514	506	1,655	1,581
News Media	514	556	1,625	1,704
Other	—	—	—	—
Total Revenues	$2,009	$1,994	$6,343	$6,160
Segment EBITDA:
Dow Jones	$132	$118	$437	$405
Digital Real Estate Services	124	104	449	373
Book Publishing	64	62	246	212
News Media	33	27	125	101
Other	(63)	(52)	(164)	(158)
Depreciation and amortization	(114)	(114)	(339)	(325)
Impairment and restructuring charges	(13)	(35)	(51)	(84)
Equity losses of affiliates	—	(2)	(11)	(5)
Interest income (expense), net	1	(3)	(2)	(18)
Other, net	(13)	(9)	101	(26)
Income before income tax expense from continuing operations	151	96	791	475
Income tax expense from continuing operations	(44)	(32)	(229)	(163)
Net income from continuing operations	107	64	562	312
Net income (loss) from discontinued operations, net of tax	30	(22)	2	(29)
Net income	$137	$42	$564	$283

	As of March 31, 2025	As of June 30, 2024
	(in millions)
Total assets:
Dow Jones	$4,182	$4,139
Digital Real Estate Services	3,038	3,020
Book Publishing	2,737	2,647
News Media	1,982	2,018
Other(a)	1,923	1,858
Investments	354	429
Assets held for sale(b)	2,364	2,573
Total assets	$16,580	$16,684
(a)The Other segment primarily includes Cash and cash equivalents.
(b)See Note 2—Discontinued Operations.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2025	As of June 30, 2024
	(in millions)
Goodwill and intangible assets, net:
Dow Jones	$3,226	$3,248
Digital Real Estate Services	1,759	1,828
Book Publishing	889	914
News Media	292	294
Total Goodwill and intangible assets, net	$6,166	$6,284
NOTE 13. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of March 31, 2025	As of June 30, 2024
	(in millions)
Receivables	$1,599	$1,478
Less: allowances	(60)	(58)
Receivables, net	$1,539	$1,420
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of March 31, 2025	As of June 30, 2024
	(in millions)
Royalty advances to authors	$355	$375
Non-current receivables	298	300
Retirement benefit assets	160	147
Other	136	135
Total Other non-current assets	$949	$957
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of March 31, 2025	As of June 30, 2024
	(in millions)
Royalties and commissions payable	$249	$215
Allowance for sales returns	138	141
Current operating lease liabilities	79	89
Other	282	327
Total Other current liabilities	$748	$772

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other, net
The following table sets forth the components of Other, net:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
	(in millions)
Remeasurement of equity securities	$(12)	$(1)	$16	$(11)
Gain on sale of investment in PropertyGuru	—	—	87	—
Other	(1)	(8)	(2)	(15)
Total Other, net	$(13)	$(9)	$101	$(26)
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for interest and taxes:

	For the nine months ended March 31,
	2025	2024
	(in millions)
Cash paid for interest	$59	$24
Cash paid for taxes	$150	$110

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
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2025 and 2024. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2025 and 2024, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of March 31, 2025.

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

Other Business Developments
Sale of Foxtel Group
During the second quarter of fiscal 2025, the Company entered into a definitive agreement to sell the Foxtel Group (“Foxtel”) to DAZN Group Limited (“DAZN”), a global sports streaming platform, which closed on April 2, 2025. Under the terms of the agreement, all amounts outstanding under Foxtel’s shareholder loans with News Corp (A$592 million) were repaid in full in cash at closing. Foxtel’s third-party borrowings transferred with the business, and News Corp received a minority equity interest in DAZN of approximately 6% and holds one seat on its Board of Directors. Telstra Group Ltd also sold its minority interest in Foxtel. Divestitures involve significant risks and uncertainties that could adversely affect the Company’s business, results of operations and financial condition, including those discussed in the risk factor titled “The Company Has Made and May Continue to Make Strategic Acquisitions, Investments and Divestitures That Introduce Significant Risks and Uncertainties” in the 2024 Form 10-K.
The assets and liabilities of Foxtel have been classified as held for sale and the results of operations and cash flows have been classified as discontinued operations for all periods presented as the disposition reflects a strategic shift that has, and will have, a major effect on the Company’s operations and financial results. Furthermore, upon reclassification of Foxtel’s results, the Subscription Video Services segment ceased to be a reportable segment and the residual results of the segment were aggregated into the News Media segment. News Media segment results have been recast to reflect this change for all periods presented. See Note 2—Discontinued Operations in the accompanying Consolidated Financial Statements.

Recent Developments Affecting the Macroeconomic Environment
Recent changes in trade policy, including new or potential tariffs and other trade restrictions announced by the U.S. and other countries, have led to significant economic and market volatility and uncertainty and may exacerbate inflationary pressures. While the Company does not currently expect the announced tariffs to have a material impact on its supply chain or costs, it cannot predict the effect of any further changes in trade policy. The resulting volatility and uncertainty and potential increase in inflation may continue to have a negative impact on customer and consumer sentiment and spending. If this leads to reduced demand for the Company’s products and services, it could adversely impact the Company’s business, results of operations and financial condition. The Company will continue to closely monitor these trends and uncertainties and will seek to mitigate any impacts where possible.

RESULTS OF OPERATIONS
Results of Operations—For the three and nine months ended March 31, 2025 versus the three and nine months ended March 31, 2024
The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2025 as compared to the three and nine months ended March 31, 2024:

	For the three months ended March 31,				For the nine months ended March 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$755	$734	$21	3%	$2,243	$2,183	$60	3%
Advertising	308	323	(15)	(5)%	1,014	1,046	(32)	(3)%
Consumer	492	484	8	2%	1,585	1,513	72	5%
Real estate	318	301	17	6%	1,052	939	113	12%
Other	136	152	(16)	(11)%	449	479	(30)	(6)%
Total Revenues	2,009	1,994	15	1%	6,343	6,160	183	3%
Operating expenses	(904)	(938)	34	4%	(2,819)	(2,886)	67	2%
Selling, general and administrative	(815)	(797)	(18)	(2)%	(2,431)	(2,341)	(90)	(4)%
Depreciation and amortization	(114)	(114)	—	—%	(339)	(325)	(14)	(4)%
Impairment and restructuring charges	(13)	(35)	22	63%	(51)	(84)	33	39%
Equity losses of affiliates	—	(2)	2	100%	(11)	(5)	(6)	(120)%
Interest income (expense), net	1	(3)	4	**	(2)	(18)	16	89%
Other, net	(13)	(9)	(4)	(44)%	101	(26)	127	**
Income before income tax expense from continuing operations	151	96	55	57%	791	475	316	67%
Income tax expense from continuing operations	(44)	(32)	(12)	(38)%	(229)	(163)	(66)	(40)%
Net income from continuing operations	107	64	43	67%	562	312	250	80%
Net income (loss) from discontinued operations, net of tax	30	(22)	52	**	2	(29)	31	**
Net income	137	42	95	226%	564	283	281	99%
Net income attributable to noncontrolling interests from continuing operations	(26)	(22)	(4)	(18)%	(135)	(86)	(49)	(57)%
Net (income) loss attributable to noncontrolling interests from discontinued operations	(8)	10	(18)	**	8	19	(11)	(58)%
Net income attributable to News Corporation stockholders	$103	$30	$73	243%	$437	$216	$221	102%
** not meaningful
Revenues—Revenues increased $15 million, or 1%, and $183 million, or 3%, for the three and nine months ended March 31, 2025, respectively, as compared to the corresponding periods of fiscal 2024.
The revenue increase for the three months ended March 31, 2025 was due to higher revenues at the Dow Jones segment driven by higher circulation and subscription revenues, at the Digital Real Estate Services segment driven by higher Australian residential revenues at REA Group and at the Book Publishing segment due to the $12 million impact from the acquisition of a German book publisher. These increases were partially offset by lower revenues at the News Media segment driven by lower advertising revenues, the transfer of third-party printing revenue contracts to News UK’s joint venture with DMG Media in fiscal 2024 and lower circulation and subscription revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $32 million, or 1%, for the three months ended March 31, 2025 as compared to the corresponding period of fiscal 2024.

The revenue increase for the nine months ended March 31, 2025 was due to higher revenues at the Digital Real Estate Services segment driven by higher Australian residential revenues at REA Group, at the Book Publishing segment driven by higher physical and digital book sales and at the Dow Jones segment driven by higher circulation and subscription revenues. These increases were partially offset by lower revenues at the News Media segment driven by the transfer of third-party printing revenue contracts to News UK’s joint venture with DMG Media in fiscal 2024 and lower advertising and circulation and subscription revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $3 million for the nine months ended March 31, 2025 as compared to the corresponding period of fiscal 2024.
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
Operating expenses—Operating expenses decreased $34 million, or 4%, and $67 million, or 2%, for the three and nine months ended March 31, 2025, respectively, as compared to the corresponding periods of fiscal 2024.
The decrease in operating expenses for the three months ended March 31, 2025 was primarily due to lower expenses at the News Media segment driven by cost savings from the combination of News UK’s printing operations with those of DMG Media and other cost savings initiatives. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense decrease of $10 million, or 1%, for the three months ended March 31, 2025 as compared to the corresponding period of fiscal 2024.
The decrease in operating expenses for the nine months ended March 31, 2025 was primarily due to lower expenses at the News Media segment driven by cost savings from the combination of News UK’s printing operations with those of DMG Media and other cost savings initiatives, partially offset by increased expenses at the Book Publishing segment driven by higher manufacturing costs from higher sales volumes. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $3 million for the nine months ended March 31, 2025 as compared to the corresponding period of fiscal 2024.
Selling, general and administrative—Selling, general and administrative increased $18 million, or 2%, and $90 million, or 4%, for the three and nine months ended March 31, 2025, respectively, as compared to the corresponding periods of fiscal 2024.
The increase in Selling, general and administrative for the three months ended March 31, 2025 was primarily due to higher costs at the Dow Jones segment driven by higher technology and marketing costs and at the Other segment due to higher employee costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $16 million, or 2%, for the three months ended March 31, 2025 as compared to the corresponding period of fiscal 2024.
The increase in Selling, general and administrative for the nine months ended March 31, 2025 was primarily due to higher costs at the Digital Real Estate Services segment driven by higher employee costs, higher costs at REA India and $12 million of costs related to REA Group’s withdrawn offer to acquire Rightmove, at the Book Publishing segment due to higher employee costs and at the Dow Jones segment driven by higher marketing costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative decrease of $1 million for the nine months ended March 31, 2025 as compared to the corresponding period of fiscal 2024.
Depreciation and amortization—Depreciation and amortization expense was flat and increased $14 million, or 4%, for the three and nine months ended March 31, 2025, respectively, as compared to the corresponding periods of fiscal 2024. The increase in the nine months ended March 31, 2025 was driven by higher depreciation of capitalized software costs, primarily at the News Media and Digital Real Estate Services segments.
Impairment and restructuring charges— During the three and nine months ended March 31, 2025, the Company recorded restructuring charges of $11 million and $49 million, respectively. During the three and nine months ended March 31, 2024, the Company recorded restructuring charges of $35 million and $60 million, respectively.
During the nine months ended March 31, 2024, the Company recognized non-cash impairment charges of $22 million at the News Media segment related to the write-down of fixed assets associated with the combination of News UK’s printing operations with those of DMG Media.

See Note 4—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Equity losses of affiliates—Equity losses of affiliates improved by $2 million, or 100%, and worsened by $6 million, or 120%, for the three and nine months ended March 31, 2025, respectively, as compared to the corresponding periods of fiscal 2024. See Note 5—Investments in the accompanying Consolidated Financial Statements.
Interest income (expense), net—Interest income (expense), net improved by $4 million for the three months ended March 31, 2025 and by $16 million, or 89%, for the nine months ended March 31, 2025 as compared to the corresponding periods of fiscal 2024, primarily driven by lower borrowings at REA Group and higher interest income on cash balances. See Note 6—Borrowings and Note 8—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
Other, net—For the three and nine months ended March 31, 2025, the Company recorded Other, net of $(13) million and $101 million, respectively. For the nine months ended March 31, 2025, Other, net was mainly comprised of REA Group’s gain recognized on the sale of its interest in PropertyGuru.
For the three and nine months ended March 31, 2024, the Company recorded Other, net of $(9) million and $(26) million, respectively.
See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense from continuing operations—For the three months ended March 31, 2025, the Company recorded income tax expense of $44 million on pre-tax income from continuing operations of $151 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the nine months ended March 31, 2025, the Company recorded income tax expense of $229 million on pre-tax income from continuing operations of $791 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses offset by lower taxes on the disposition of REA Group’s interest in PropertyGuru.
For the three months ended March 31, 2024, the Company recorded income tax expense of $32 million on pre-tax income from continuing operations of $96 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the nine months ended March 31, 2024, the Company recorded income tax expense of $163 million on pre-tax income from continuing operations of $475 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
See Note 11—Income Taxes in the accompanying Consolidated Financial Statements.
Net income from continuing operations—Net income from continuing operations for the three and nine months ended March 31, 2025 was $107 million and $562 million, respectively, compared to $64 million and $312 million for the corresponding periods of fiscal 2024.
Net income from continuing operations for the three and nine months ended March 31, 2025 increased by $43 million, or 67%, and $250 million, or 80%, respectively, as compared to the corresponding periods of fiscal 2024, driven by the factors discussed above.
Net income (loss) from discontinued operations, net of tax—Net income (loss) from discontinued operations, net of tax for the three and nine months ended March 31, 2025 was $30 million and $2 million, respectively, compared to $(22) million and $(29) million for the corresponding periods of fiscal 2024. The amounts recognized in both fiscal years relate to the reclassification of Foxtel to discontinued operations. See Note 2—Discontinued Operations in the accompanying Consolidated Financial Statements.

Net income—Net income for the three and nine months ended March 31, 2025 was $137 million and $564 million, respectively, compared to net income of $42 million and $283 million for the corresponding periods of fiscal 2024. The increases of $95 million, or 226%, and $281 million, or 99%, for the three and nine months ended March 31, 2025, respectively, as compared to the corresponding periods of fiscal 2024 were driven by the factors discussed above.
Net income attributable to noncontrolling interests from continuing operations—Net income attributable to noncontrolling interests from continuing operations increased by $4 million, or 18%, and $49 million, or 57%, for the three and nine months ended March 31, 2025, respectively, as compared to the corresponding periods of fiscal 2024. The increase in the nine months was primarily due to the gain recognized on REA Group’s sale of its investment in PropertyGuru.
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
The following table reconciles Net income from continuing operations to Total Segment EBITDA for the three and nine months ended March 31, 2025 and 2024:

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
(in millions)
Net income from continuing operations	$107	$64	$562	$312
Add:
Income tax expense from continuing operations	44	32	229	163
Other, net	13	9	(101)	26
Interest (income) expense, net	(1)	3	2	18
Equity losses of affiliates	—	2	11	5
Impairment and restructuring charges	13	35	51	84
Depreciation and amortization	114	114	339	325
Total Segment EBITDA	$290	$259	$1,093	$933

The following tables set forth the Company’s Revenues and Segment EBITDA by reportable segment for the three and nine months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025		2024
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Dow Jones	$575	$132	$544	$118
Digital Real Estate Services	406	124	388	104
Book Publishing	514	64	506	62
News Media	514	33	556	27
Other	—	(63)	—	(52)
Total	$2,009	$290	$1,994	$259

	For the nine months ended March 31,
	2025		2024
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Dow Jones	$1,727	$437	$1,665	$405
Digital Real Estate Services	1,336	449	1,210	373
Book Publishing	1,655	246	1,581	212
News Media	1,625	125	1,704	101
Other	—	(164)	—	(158)
Total	$6,343	$1,093	$6,160	$933
Dow Jones (27% of the Company’s consolidated revenues in both the nine months ended March 31, 2025 and 2024)

	For the three months ended March 31,				For the nine months ended March 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$478	$445	$33	7%	$1,398	$1,322	$76	6%
Advertising	86	86	—	—%	292	303	(11)	(4)%
Other	11	13	(2)	(15)%	37	40	(3)	(8)%
Total Revenues	575	544	31	6%	1,727	1,665	62	4%
Operating expenses	(234)	(231)	(3)	(1)%	(713)	(700)	(13)	(2)%
Selling, general and administrative	(209)	(195)	(14)	(7)%	(577)	(560)	(17)	(3)%
Segment EBITDA	$132	$118	$14	12%	$437	$405	$32	8%
For the three months ended March 31, 2025, revenues at the Dow Jones segment increased $31 million, or 6%, as compared to the corresponding period of fiscal 2024, due to higher circulation and subscription revenues. Digital revenues represented 82% of total revenues at the Dow Jones segment for the three months ended March 31, 2025, as compared to 81% in the corresponding period of fiscal 2024. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $2 million for the three months ended March 31, 2025 as compared to the corresponding period of fiscal 2024.
For the nine months ended March 31, 2025, revenues at the Dow Jones segment increased $62 million, or 4%, as compared to the corresponding period of fiscal 2024, due to higher circulation and subscription revenues, partially offset by lower advertising revenues. Digital revenues represented 82% of total revenues at the Dow Jones segment for the nine months ended March 31, 2025, as compared to 80% in the corresponding period of fiscal 2024.

Circulation and Subscription Revenues

	For the three months ended March 31,				For the nine months ended March 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$252	$231	$21	9%	$733	$694	$39	6%
Risk and Compliance	84	76	8	11%	245	218	27	12%
Dow Jones Energy	69	63	6	10%	205	186	19	10%
Other information services	73	75	(2)	(3)%	215	224	(9)	(4)%
Professional information business	226	214	12	6%	665	628	37	6%
Total circulation and subscription revenues	$478	$445	$33	7%	$1,398	$1,322	$76	6%
Circulation and subscription revenues increased $33 million, or 7%, during the three months ended March 31, 2025 as compared to the corresponding period of fiscal 2024. Circulation and other revenues increased $21 million, or 9%, driven by increased circulation revenues due to growth in digital-only subscriptions and the conversion of customers from introductory promotions to higher pricing, partially offset by print circulation declines. Professional information business revenues increased $12 million, or 6%, driven by $8 million and $6 million increases in Risk & Compliance and Dow Jones Energy revenues, respectively, primarily driven by price increases, new customers and new products, partially offset by the $2 million, or 3%, decrease in Other information services revenues driven by the impact of an ongoing customer dispute at Factiva. Digital revenues represented 75% of circulation revenue for the three months ended March 31, 2025, as compared to 70% in the corresponding period of fiscal 2024.
Circulation and subscription revenues increased $76 million, or 6%, during the nine months ended March 31, 2025 as compared to the corresponding period of fiscal 2024. Circulation and other revenues increased $39 million, or 6%, driven by increased circulation revenues due to growth in digital-only subscriptions, which benefited from bundled offers, and higher content licensing revenues, partially offset by print circulation declines. Professional information business revenues increased $37 million, or 6%, primarily due to the $27 million and $19 million increases in Risk & Compliance and Dow Jones Energy revenues, respectively, driven by new customers, new products and price increases, partially offset by the $9 million decrease in Other information services revenues driven by the impact of an ongoing customer dispute at Factiva. Digital revenues represented 73% of circulation revenue for the nine months ended March 31, 2025, as compared to 70% in the corresponding period of fiscal 2024.
The following table summarizes average daily consumer subscriptions during the three months ended March 31, 2025 and 2024 for select publications and for all consumer subscription products:(a)

	For the three months ended March 31(b),
	2025	2024	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	3,913	3,715	198	5%
Total subscriptions	4,339	4,217	122	3%
Barron’s Group(d)
Digital-only subscriptions(c)	1,368	1,221	147	12%
Total subscriptions	1,485	1,355	130	10%
Total Consumer(e)
Digital-only subscriptions(c)	5,543	5,068	475	9%
Total subscriptions	6,103	5,723	380	7%
(a)Based on internal data for the periods from December 30, 2024 through March 30, 2025 and January 1, 2024 through March 31, 2024, respectively.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
Advertising Revenues
Advertising revenues were flat during the three months ended March 31, 2025 as compared to the corresponding period of fiscal 2024. Digital advertising represented 63% of advertising revenue for both the three months ended March 31, 2025 and 2024.
Advertising revenues decreased $11 million, or 4%, during the nine months ended March 31, 2025 as compared to the corresponding period of fiscal 2024 primarily due to lower print advertising revenues. Digital advertising represented 65% of advertising revenue for the nine months ended March 31, 2025, as compared to 63% in the corresponding period of fiscal 2024.
Segment EBITDA
For the three months ended March 31, 2025, Segment EBITDA at the Dow Jones segment increased $14 million, or 12%, as compared to the corresponding period of fiscal 2024, primarily due to the increase in revenues discussed above, partially offset by higher employee, technology and marketing costs.
For the nine months ended March 31, 2025, Segment EBITDA at the Dow Jones segment increased $32 million, or 8%, as compared to the corresponding period of fiscal 2024, primarily due to the increase in revenues discussed above and lower newsprint, production and distribution costs, partially offset by higher marketing and employee costs.
Digital Real Estate Services (21% and 19% of the Company’s consolidated revenues in the nine months ended March 31, 2025 and 2024, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$1	$3	$(2)	(67)%	$5	$8	$(3)	(38)%
Advertising	36	32	4	13%	109	99	10	10%
Real estate	318	301	17	6%	1,052	939	113	12%
Other	51	52	(1)	(2)%	170	164	6	4%
Total Revenues	406	388	18	5%	1,336	1,210	126	10%
Operating expenses	(46)	(46)	—	—%	(138)	(142)	4	3%
Selling, general and administrative	(236)	(238)	2	1%	(749)	(695)	(54)	(8)%
Segment EBITDA	$124	$104	$20	19%	$449	$373	$76	20%
For the three months ended March 31, 2025, revenues at the Digital Real Estate Services segment increased $18 million, or 5%, as compared to the corresponding period of fiscal 2024. At REA Group, revenues increased $15 million, or 6%, to $271 million for the three months ended March 31, 2025 from $256 million in the corresponding period of fiscal 2024. The increase was due to higher Australian residential revenues driven by price increases and increased depth penetration and higher revenues from REA India, partially offset by the $14 million, or 5%, negative impact of foreign currency fluctuations. Revenues at Move increased $3 million, or 2%, to $135 million for the three months ended March 31, 2025 from $132 million in the corresponding period of fiscal 2024, primarily driven by revenue growth in seller, new homes and rentals, including the partnership with Zillow, partially offset by the continued impact of the macroeconomic environment on the U.S. housing market. The challenging market conditions resulted in lower lead volumes, which decreased 17%, and lower transaction volumes.

For the three months ended March 31, 2025, Segment EBITDA at the Digital Real Estate Services segment increased $20 million, or 19%, as compared to the corresponding period of fiscal 2024, due to the higher contribution from REA Group and improved results at Move, partially offset by the $6 million, or 6%, negative impact of foreign currency fluctuations.
For the nine months ended March 31, 2025, revenues at the Digital Real Estate Services segment increased $126 million, or 10%, as compared to the corresponding period of fiscal 2024. Revenues at REA Group increased $123 million, or 15%, to $932 million for the nine months ended March 31, 2025 from $809 million in the corresponding period of fiscal 2024. The increase was due to higher Australian residential revenues driven by price increases, increased depth penetration and growth in national listings and higher revenues from REA India, partially offset by the $5 million, or 1%, negative impact of foreign currency fluctuations. Revenues at Move increased $3 million, or 1%, to $404 million for the nine months ended March 31, 2025 from $401 million in the corresponding period of 2024, driven by revenue growth in seller, new homes and rentals, including the partnership with Zillow, and higher advertising revenues, partially offset by the continued impact of the macroeconomic environment on the U.S. housing market. The challenging market conditions resulted in lower lead volumes, which decreased 7%, and lower transaction volumes.
For the nine months ended March 31, 2025, Segment EBITDA at the Digital Real Estate Services segment increased $76 million, or 20%, as compared to the corresponding period of fiscal 2024, primarily due to the higher revenues discussed above, partially offset by higher employee costs, higher costs at REA India, $12 million of costs related to the withdrawn offer to acquire Rightmove and the $2 million, or 1%, negative impact of foreign currency fluctuations.
Book Publishing (26% of the Company’s consolidated revenues in both the nine months ended March 31, 2025 and 2024)

	For the three months ended March 31,				For the nine months ended March 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$492	$484	$8	2%	$1,585	$1,513	$72	5%
Other	22	22	—	—%	70	68	2	3%
Total Revenues	514	506	8	2%	1,655	1,581	74	5%
Operating expenses	(349)	(347)	(2)	(1)%	(1,104)	(1,083)	(21)	(2)%
Selling, general and administrative	(101)	(97)	(4)	(4)%	(305)	(286)	(19)	(7)%
Segment EBITDA	$64	$62	$2	3%	$246	$212	$34	16%
For the three months ended March 31, 2025, revenues at the Book Publishing segment increased $8 million, or 2%, as compared to the corresponding period of fiscal 2024, due to the $12 million impact from the acquisition of a German book publisher, as growth at Christian publishing was offset by lower revenues from General Books. Digital sales increased by 3% as compared to the corresponding period of fiscal 2024 driven by continued market growth in audiobooks, including the contribution from the Spotify partnership. Digital sales represented approximately 25% of consumer revenues in both the three months ended March 31, 2025 and 2024, and backlist sales represented approximately 65% of consumer revenues during the three months ended March 31, 2025, as compared to 63% in the corresponding period of fiscal 2024. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $5 million, or 1%, for the three months ended March 31, 2025 as compared to the corresponding period of fiscal 2024.
For the three months ended March 31, 2025, Segment EBITDA at the Book Publishing segment increased $2 million, or 3%, as compared to the corresponding period of fiscal 2024, primarily due to the higher revenues discussed above, partially offset by higher employee costs.
For the nine months ended March 31, 2025, revenues at the Book Publishing segment increased $74 million, or 5%, as compared to the corresponding period of fiscal 2024, including the $12 million impact from the acquisition of a German book publisher, primarily due to higher physical book sales in the U.K. and from Christian publishing and higher digital book sales. Digital sales increased by 8% as compared to the corresponding period of fiscal 2024 driven by continued market growth in audiobooks, including the contribution from the Spotify partnership, as well as growth in e-book sales. Digital sales represented approximately 23% of consumer revenues in both the nine months ended March 31, 2025 and 2024. Backlist sales represented approximately 63% of consumer revenues during the nine months ended March 31, 2025, as compared to 61% in the corresponding period of fiscal 2024.

For the nine months ended March 31, 2025, Segment EBITDA at the Book Publishing segment increased $34 million, or 16%, as compared to the corresponding period of fiscal 2024, primarily due to the higher revenues discussed above, partially offset by higher manufacturing costs due to higher sales volume and higher employee costs.
News Media (26% and 28% of the Company’s consolidated revenues in the nine months ended March 31, 2025 and 2024, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$276	$286	$(10)	(3)%	$840	$853	$(13)	(2)%
Advertising	186	205	(19)	(9)%	613	644	(31)	(5)%
Other	52	65	(13)	(20)%	172	207	(35)	(17)%
Total Revenues	514	556	(42)	(8)%	1,625	1,704	(79)	(5)%
Operating expenses	(275)	(314)	39	12%	(864)	(961)	97	10%
Selling, general and administrative	(206)	(215)	9	4%	(636)	(642)	6	1%
Segment EBITDA	$33	$27	$6	22%	$125	$101	$24	24%
Revenues at the News Media segment decreased $42 million, or 8%, for the three months ended March 31, 2025 as compared to the corresponding period of fiscal 2024. Advertising revenues decreased $19 million, or 9%, as compared to the corresponding period of fiscal 2024, primarily due to lower print advertising revenues, lower digital advertising revenues at News UK, driven by a decline in traffic, mainly at The Sun, due to algorithm changes at certain platforms, and the $4 million, or 2%, negative impact of foreign currency fluctuations. Other revenues decreased $13 million, or 20%, primarily driven by the transfer of third-party printing revenue contracts to News UK’s joint venture with DMG Media in fiscal 2024. Circulation and subscription revenues decreased $10 million, or 3%, as compared to the corresponding period of fiscal 2024, primarily due to print volume declines and the $7 million, or 2%, negative impact of foreign currency fluctuations, partially offset by cover price increases and higher content licensing revenues at News UK. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $11 million, or 2%, for the three months ended March 31, 2025 as compared to the corresponding period of fiscal 2024.
Segment EBITDA at the News Media segment increased by $6 million, or 22%, for the three months ended March 31, 2025 as compared to the corresponding period of fiscal 2024. The increase was driven by cost savings initiatives, including lower Talk costs and the combination of News UK’s printing operations with those of DMG Media, partially offset by the decrease in revenues discussed above.
Revenues at the News Media segment decreased $79 million, or 5%, for the nine months ended March 31, 2025 as compared to the corresponding period of fiscal 2024. Other revenues decreased $35 million, or 17%, primarily driven by the transfer of third-party printing revenue contracts to News UK’s joint venture with DMG Media in fiscal 2024. Advertising revenues decreased $31 million, or 5%, as compared to the corresponding period of fiscal 2024, due to lower print advertising revenues and lower digital advertising revenues at News UK, driven by a decline in traffic, mainly at The Sun, due to algorithm changes at certain platforms, partially offset by higher advertising revenues at Wireless Group and the $3 million positive impact of foreign currency fluctuations. Circulation and subscription revenues decreased $13 million, or 2%, as compared to the corresponding period of fiscal 2024, driven by print volume declines, partially offset by cover price increases, higher content licensing revenues at News UK, digital subscriber growth and the $4 million positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $8 million for the nine months ended March 31, 2025 as compared to the corresponding period of fiscal 2024.
Segment EBITDA at the News Media segment increased by $24 million, or 24%, for the nine months ended March 31, 2025 as compared to the corresponding period of fiscal 2024. The increase was driven by cost savings initiatives, including lower Talk costs and the combination of News UK’s printing operations with those of DMG Media, partially offset by the decrease in revenues discussed above.

News Corp Australia
Revenues were $204 million for the three months ended March 31, 2025, a decrease of $15 million, or 7%, compared to revenues of $219 million in the corresponding period of fiscal 2024. Advertising revenues decreased $7 million, or 8%, driven by lower print advertising revenues. Circulation and subscription revenues decreased $7 million, or 7%, driven by print volume declines, partially offset by cover price increases. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $9 million, or 4%, for the three months ended March 31, 2025 as compared to the corresponding period of 2024.
Revenues were $671 million for the nine months ended March 31, 2025, a decrease of $22 million, or 3%, compared to revenues of $693 million in the corresponding period of fiscal 2024. Advertising revenues decreased $13 million, or 5%, driven by lower print advertising revenues. Circulation and subscription revenues decreased $12 million, or 4%, driven by print volume declines and lower content licensing revenues, partially offset by cover price increases and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $4 million for the nine months ended March 31, 2025 as compared to the corresponding period of fiscal 2024.
News UK
Revenues were $211 million for the three months ended March 31, 2025, a decrease of $23 million, or 10%, as compared to revenues of $234 million in the corresponding period of fiscal 2024. Other revenues decreased $15 million, or 58%, driven by the transfer of third-party printing revenue contracts to its joint venture with DMG Media in fiscal 2024. Advertising revenues decreased $7 million, or 11%, primarily due to lower digital advertising revenues, mainly at The Sun, which includes the impact of algorithm changes at certain platforms, and lower print advertising revenues. Circulation and subscription revenues decreased $1 million, or 1%, due to the negative impact of foreign currency fluctuations as higher content licensing revenues and cover price increases were largely offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $1 million, or 1%, for the three months ended March 31, 2025 as compared to the corresponding period of fiscal 2024.
Revenues were $644 million for the nine months ended March 31, 2025, a decrease of $57 million, or 8%, as compared to revenues of $701 million in the corresponding period of fiscal 2024. Other revenues decreased $39 million, or 53%, driven by the transfer of third-party printing revenue contracts to its joint venture with DMG Media in fiscal 2024. Advertising revenues decreased $21 million, or 11%, driven by lower digital advertising revenues, mainly at The Sun, driven by algorithm changes at certain platforms, and lower print advertising revenues. Circulation and subscription revenues increased $3 million, or 1%, due to the positive impact of foreign currency fluctuations as cover price increases, higher content licensing revenues and digital subscriber growth were more than offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $11 million, or 2%, for the nine months ended March 31, 2025 as compared to the corresponding period of fiscal 2024.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of March 31, 2025, the Company’s cash and cash equivalents were $2.1 billion. The Company also has available borrowing capacity under its revolving credit facility (the “Revolving Facility”) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next twelve months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next twelve months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.

As of March 31, 2025, the Company’s consolidated assets included $937 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, approximately $190 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.
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
Issuer Purchases of Equity Securities
The Company’s Board of Directors (the “Board of Directors”) has authorized a repurchase program to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “Repurchase Program”). The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of March 31, 2025, the remaining authorized amount under the Repurchase Program was approximately $345 million.
Stock repurchases under the Repurchase Program commenced on November 9, 2021. The following tables summarize the shares repurchased and subsequently retired and the related consideration paid during the three and nine months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	0.8	$24	0.7	$18
Class B Common Stock	0.4	13	0.3	9
Total	1.2	$37	1.0	$27

	For the nine months ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	2.7	$75	2.5	$56
Class B Common Stock	1.3	40	1.1	26
Total	4.0	$115	3.6	$82
Dividends
In February 2025, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on April 9, 2025 to stockholders of record as of March 12, 2025. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.

Sources and Uses of Cash—For the nine months ended March 31, 2025 versus the nine months ended March 31, 2024
Net cash provided by operating activities from continuing operations for the nine months ended March 31, 2025 and 2024 was as follows:

	For the nine months ended March 31,
	2025	2024
	(in millions)
Net cash provided by operating activities from continuing operations	$789	$721
Net cash provided by operating activities from continuing operations increased by $68 million for the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024. The increase was primarily due to higher Total Segment EBITDA, partially offset by higher working capital and tax payments.
Net cash used in investing activities from continuing operations for the nine months ended March 31, 2025 and 2024 was as follows:

	For the nine months ended March 31,
	2025	2024
	(in millions)
Net cash used in investing activities from continuing operations	$(194)	$(296)
Net cash used in investing activities from continuing operations decreased by $102 million for the nine months ended March 31, 2025, as compared to the nine months ended March 31, 2024, driven by the $230 million of higher proceeds from sales of investments, primarily REA Group’s interest in PropertyGuru, partially offset by the $78 million increase in cash used for purchases of investments and the $33 million increase in net cash used for acquisitions.
Net cash used in financing activities from continuing operations for the nine months ended March 31, 2025 and 2024 was as follows:

	For the nine months ended March 31,
	2025	2024
	(in millions)
Net cash used in financing activities from continuing operations	$(425)	$(322)
Net cash used in financing activities from continuing operations was $425 million for the nine months ended March 31, 2025, as compared to $322 million for the nine months ended March 31, 2024.
During the nine months ended March 31, 2025, the Company had $200 million of borrowing repayments primarily related to REA Group, dividend payments of $128 million to News Corporation stockholders and REA Group minority stockholders and $114 million of stock repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program. The net cash used in financing activities from continuing operations was partially offset by new borrowings of $61 million at REA Group.
During the nine months ended March 31, 2024, the Company had $353 million of borrowing repayments, primarily related to the refinancing of REA Groups’ debt portfolio, dividend payments of $115 million to News Corporation stockholders and REA Group minority stockholders and $83 million of stock repurchases of outstanding Class A and Class B Common Stock under the Repurchase Program. The net cash used in financing activities from continuing operations was partially offset by new borrowings of $279 million primarily related to the refinancing at REA Group.

Net cash provided by discontinued operations for the nine months ended March 31, 2025 and 2024 was as follows:

	For the nine months ended March 31,
	2025	2024
	(in millions)
Net cash provided by discontinued operations	$53	$18
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
The Company believes free cash flow provides useful information to management and investors about the Company’s liquidity and cash flow trends.
The following table presents a reconciliation of net cash provided by operating activities from continuing operations to free cash flow:

	For the nine months ended March 31,
	2025	2024
	(in millions)
Net cash provided by operating activities from continuing operations	$789	$721
Less: Capital expenditures	(250)	(246)
Free cash flow	$539	$475
Free cash flow in the nine months ended March 31, 2025 was $539 million compared to $475 million in the corresponding period of fiscal 2024. Free cash flow improved primarily due to higher cash provided by operating activities from continuing operations.
Borrowings
News Corporation Borrowings
As of March 31, 2025, News Corporation had (i) borrowings of $1,965 million, including the current portion, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans, and (ii) $750 million of undrawn commitments available under the Revolving Facility.
REA Group Borrowings
As of March 31, 2025, REA Group had A$400 million of undrawn commitments available under the 2024 REA Credit Facility. During the nine months ended March 31, 2025, REA Group terminated its A$83 million 2024 Subsidiary Facility and repaid the amount outstanding using capacity available under the 2024 REA Credit Facility and terminated its A$200 million 2024 REA Credit Facility—tranche 2 and repaid the amount outstanding using proceeds from the sale of REA Group’s interest in PropertyGuru. REA Group is a consolidated but non wholly-owned subsidiary of News Corp, and its indebtedness is only guaranteed by REA Group and certain of its subsidiaries and is non-recourse to News Corp.

All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at March 31, 2025.
See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including additional information about interest rates, amortization (if any), maturities and covenants related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. Upon closing of the Company’s sale of Foxtel on April 2, 2025, certain commitments are no longer the obligation of the Company. These primarily relate to sports and other programming rights, Foxtel borrowings and certain lease obligations. The Company’s commitments as of March 31, 2025 have not otherwise changed significantly from the disclosures included in the 2024 Form 10-K.
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
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table details the Company’s monthly share repurchases during the three months ended March 31, 2025:

	Total Number of Shares Purchased(a)		Average Price Paid Per Share(b)		Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	Class A	Class B	Class A	Class B
	(in millions, except per share amounts)
December 30, 2024 - January 26, 2025	0.2	0.1	$27.61	$30.59	0.3	$371
January 27, 2025 - March 02, 2025	0.3	0.2	$28.72	$32.81	0.5	$357
March 03, 2025 - March 30, 2025	0.3	0.1	$27.34	$31.03	0.4	$345
Total	0.8	0.4	$27.94	$31.57	1.2
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three and nine months ended March 31, 2025 and 2024 (unaudited); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2025 and 2024 (unaudited); (iii) Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024 (unaudited); (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and 2024 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Lavanya Chandrashekar
Lavanya Chandrashekar Chief Financial Officer

Date: May 9, 2025